Form 10-K
period 1993-12-31
CINCINNATI GAS & ELECTRIC CO
filed 1994-03-17
CIK 20290

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C. 20549


     [ X ]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1993

                                   OR

     [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                      Commission file number 1-1232

                  THE CINCINNATI GAS & ELECTRIC COMPANY
         (Exact name of registrant as specified in its charter)


               OHIO                                     31-0240030
     (State of incorporation)             (I.R.S. Employer Identification No.)

                139 EAST FOURTH STREET, CINCINNATI, OHIO   45202
             (Address of principal executive offices)    (Zip Code)

                                513-381-2000
                      (Registrant's telephone number)

            Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange
        Title of Each Class                       on Which Registered
        -------------------                      ---------------------
        Cumulative Preferred Stock, par    )
           value $100 per share            )
             4    % series                 )
             4-3/4% series                 )    Cincinnati Stock Exchange-
             7.44 % series                 )    New York Stock Exchange
             9.28 % series                 )
             9.15 % series                 )
             7-7/8% series                 )
             7-3/8% series                 )

        Common Stock, par value $8.50 per       Cincinnati Stock Exchange-
           share                                New York Stock Exchange-
                                                Chicago Stock Exchange-
                                                Pacific Stock Exchange

 Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X      No
                                           -----       -----
 Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

 The aggregate market value of the voting stock held by non-affiliates was approximately $2,165 million as of February 28, 1994.

88,458,656 shares of Common Stock ($8.50 Par Value) were outstanding as of February 28, 1994.

                     DOCUMENTS INCORPORATED BY REFERENCE
 Portions of the Registrant's definitive proxy statement for the Annual Meeting of Shareholders to be held on May 18, 1994 are incorporated by reference in Part III of this Report.

                             TABLE OF CONTENTS

                                                                         Page
                                                                        Number
                                                                        ------
Part I

   Item 1.    Business.............................................        1
                General............................................        1
                Merger Agreement...................................        1
                General Problems of the Industry...................        4
                Construction Program and Capital Requirements......        4
                Electric Operations and Fuel Supply................        5
                Gas Operations and Gas Supply......................        7
                Regulation.........................................        7
                Rate Matters.......................................        8
                Environmental Matters..............................       11
                Employee Relations.................................       16
                Executive Officers of the Registrant...............       16
                Operating Statistics...............................       18
   Item 2.    Properties...........................................       20
   Item 3.    Legal Proceedings....................................       22
   Item 4.    Submission of Matters to a Vote of Security Holders..       23

Part II
   Item 5.    Market for Registrant's Common Equity
                and Related Stockholder Matters....................       24
   Item 6.    Selected Financial Data..............................       25
   Item 7.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations................       25
   Item 8.    Financial Statements and Supplementary Data..........       36
              Report of Independent Public Accountants.............       66
   Item 9.    .....................................................       67

Part III
   Items 10., 11., 12. and 13......................................       67

Part IV
   Item 14.   Exhibits, Financial Statement Schedules,
                and Reports on Form 8-K............................       67
   Signatures......................................................       81

                                    PART I


Item 1.  Business--Registrant (CG&E and Subsidiaries)
- -------  --------------------------------------------

General
- -------

   CG&E and its subsidiary companies, The Union Light, Heat and Power Company (Union Light), Miami Power Corporation, The West Harrison Gas and Electric Company, and Lawrenceburg Gas Company, operate in contiguous territories. Tri-State Improvement Company is a wholly-owned real estate development company. CGE Corp, a wholly-owned non-regulated subsidiary of CG&E formed in 1994, serves as the parent company of two non-utility subsidiaries, Enertech Associates International Inc., which provides energy related services, and CG&E Resource Marketing, Inc., which provides gas marketing services. All of the companies are managed by substantially the same officers.

   CG&E and its subsidiaries are primarily engaged in providing electric and gas service in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. The area served with electricity or gas, or both, covers approximately 3,000 square miles with an estimated population of 1.8 million and includes the cities of Cincinnati and Middletown in Ohio, Covington and Newport in Kentucky, and Lawrenceburg in Indiana. The area is, for the most part, heavily populated and highly industrialized. The industrial activities are diversified and include the manufacturing or processing of iron and steel, machinery and machine tools, non-ferrous metals, jet engines, transportation equipment, fabricated metal products, industrial chemicals, soaps and detergents, food and beverage products, paper and printing, electrical machinery, rubber and plastic products, and petroleum refining and related products.


Merger Agreement
- ----------------

   In December 1992, CG&E, PSI Resources, Inc. (PSI) and PSI Energy, Inc., PSI's principal subsidiary, an Indiana electric utility (PSI Energy), entered into an agreement which, as subsequently amended (the Merger Agreement) provides for the merger of PSI into a newly formed corporation named CINergy Corp. (CINergy) and the merger of a newly formed subsidiary of CINergy into CG&E. For 1993, PSI had operating revenues of $1.1 billion and earnings on common shares of $96.4 million. As a result of the merger, holders of CG&E Common Stock and PSI Common Stock will become the holders of CINergy Common Stock. CINergy will become a holding company required to be registered under the Public Utility Holding Company Act of 1935 (PUHCA) with two operating subsidiaries, CG&E and PSI Energy. Union Light will remain a subsidiary of CG&E. Under the Merger Agreement, each share of CG&E Common Stock will be converted into the right to receive one share of CINergy Common Stock. Each share of PSI Common Stock will be converted into the right to receive that number of shares of CINergy Common Stock obtained by dividing $30.69 by the average closing price of CG&E Common Stock for the 15 consecutive trading days preceding the fifth trading day prior to the merger; provided that, if the actual quotient obtained thereby is less than .909, the quotient shall be .909, and if the actual quotient obtained thereby is more than 1.023, the quotient shall be 1.023. At December 31, 1993, CG&E and PSI had 88.1 million and 57.0 million common shares outstanding, respectively.

   The merger will be accounted for as a "pooling of interests", and it is anticipated that the transaction will be completed in the third quarter of 1994. The merger is subject to approval by the Securities and Exchange Commission (SEC) and the Federal Energy Regulatory Commission (FERC). Shareholders of both companies approved the merger in November 1993.

   FERC issued conditional approval of the CINergy merger in August 1993, but several intervenors, including The Public Utilities Commission of Ohio
(PUCO) and the Kentucky Public Service Commission (KPSC), filed for rehearing of that order. On January 12, 1994, FERC withdrew its conditional approval of the merger and ordered the setting of FERC-sponsored settlement procedures to be held.

   On March 4, 1994, CG&E reached a settlement agreement with the PUCO and the Ohio Office of Consumers' Counsel (OCC) on merger issues identified by FERC. On March 2, PSI Energy and Indiana's consumer representatives had reached a similar agreement. Both settlement agreements have been filed with FERC. These documents address, among other things, the coordination of state and federal regulation and the commitment that neither CG&E nor PSI electric base rates, nor CG&E's gas base rates, will rise because of the merger, except to reflect any effects that may result from the divestiture of CG&E's gas operations if ordered by the SEC in accordance with the requirements of PUHCA discussed below.

   CG&E also filed with FERC a unilateral offer of settlement addressing all issues raised in the KPSC's application for rehearing with FERC. Although it is the belief of CG&E and PSI that no state utility commissions have jurisdiction over approval of the proposed merger, an application has been filed with the KPSC to comply with the Staff of the KPSC's position that the KPSC's authorization is required for the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company, by CINergy. As part of the settlement offer, Union Light will agree not to increase gas base rates as a result of the merger except to reflect any effects that may result from the divestiture of Union Light's gas operations discussed below.

   Also included in the filings with FERC were settlement agreements with the city of Hamilton, Ohio, and the Wabash Valley Power Association in Indiana. These agreements resolve issues related to the transmission of power in Ohio and Indiana.

   If the settlement agreements filed with FERC are not acceptable, FERC could set issues for hearing. If a hearing is held by FERC, consummation of the merger would likely be extended beyond the third quarter of 1994.

   CG&E and PSI also submitted to FERC the operating agreement among CINergy Services, Inc., a subsidiary of CINergy, and CG&E and PSI Energy that provides for the coordinated planning and operation of the electric generation and transmission and other facilities of CG&E and PSI as an integrated utility system. It also establishes a framework for the equitable sharing of the benefits and costs of such coordinated operations between CG&E and PSI. The parties to the Ohio and Indiana FERC settlements have agreed to support or not oppose the operating agreement, and the settlements are conditioned upon FERC approving the filed operating agreement without material changes.

   CG&E's filing with FERC also references a separate agreement among CG&E, the Staff of the PUCO, the OCC, and other parties settling issues raised by a November 1993 ruling of the Supreme Court of Ohio on the phased-in electric rate increase ordered by the PUCO in May 1992. The agreement includes a moratorium on increases in base electric rates prior to January 1, 1999 (except under certain circumstances), authorization for CG&E to retain all non-fuel merger savings until 1999, and a commitment by the PUCO that it will support CG&E's efforts to retain CG&E's gas operations in its PUHCA filing with the SEC (see below). Reference is made to "Rate Matters" for additional information.

   PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company system service companies and the rendering of services by holding company affiliates to the system s utilities. The SEC has interpreted the PUHCA to preclude registered holding companies, with some exceptions, from owning both electric and gas utility systems. The SEC may require that CG&E divest its gas properties within a reasonable time after the merger in order to approve the merger as it has done in many cases involving the acquisition by a holding company of a combination gas and electric company. In some cases, the SEC has allowed the retention of the gas properties or deferred the question of divestiture for a substantial period of time. In those cases in which divestiture has taken place, the SEC usually has allowed companies sufficient time to accomplish the divestiture in a manner that protects shareholder value. CG&E believes good arguments exist to allow retention of the gas assets, and CG&E will request that it be allowed to do so.

   Discussions contained in the following pages of this Report, except where noted, pertain to CG&E and its subsidiary companies, and projections or estimates contained therein do not reflect the pending merger.

General Problems of the Industry
- --------------------------------

   CG&E is experiencing, or may experience in the future, certain problems which are general to the utility industry, including increased costs of complying with evolving environmental regulations, uncertainty regarding adequate and timely rate treatment for operating expenses and costs incurred in constructing facilities, uncertainty as to the deregulation of the utility industry (primarily resulting from the Energy Policy Act of 1992 (Energy
Act)), uncertainties in the gas industry resulting from FERC Order 636, difficulty in accurately forecasting demand for utility service, and the effects of customer conservation practices on gas and electric usage. Reference is made to "Electric Operations and Fuel Supply" and "Gas Operations and Gas Supply" herein regarding the Energy Act and FERC Order 636, respectively.


Construction Program and Capital Requirements
- ---------------------------------------------

   A comparison of actual and estimated construction programs, including allowance for funds used during construction, for CG&E and its subsidiaries for the years 1993-1998 is set forth below. These estimates are under continuing review and subject to adjustment.

                                          Actual          Estimated
                                          ------   ---------------------------
                                           1993     1994     1995   1994-1998
                                          ------    ----     ----   ---------
                                                 (Millions of Dollars)
Peaking units.........................     $  3     $  6     $  7     $  183
Other electric generation and
  transmission projects commonly owned
  with neighboring utilities..........       24       28       35        190
Other electric generation and
  transmission facilities.............       34       34       30        284
Electric distribution facilities......       80       70       70        379
Demand side management
  and other electric facilities.......        3        8       10         55
Gas facilities........................       37       41       39        230
Common and other facilities...........       21        5        4         22
                                           ----     ----     ----     ------
        Total.........................     $202     $192     $195     $1,343
                                           ====     ====     ====     ======

   During 1994-1998, long-term debt of CG&E and its subsidiaries will mature or be subject to mandatory redemption as follows: $.3 million in 1994 and $130 million in 1997. For information relating to the redemption of preferred stock, see Note 4 to the Consolidated Financial Statements.

   CG&E, The Dayton Power and Light Company (DP&L), and Columbus Southern Power Company (Columbus) have constructed electric generating units and related transmission facilities on varying common ownership bases as set forth in Note 10 to the Consolidated Financial Statements. Agreements among CG&E, DP&L, and Columbus obligate each company, severally and not jointly, to pay the cost of constructing and operating only its ownership share of commonly owned electric facilities. Each of the three companies is paying its share of the cost of operating commonly owned facilities.

   Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Environmental Matters" herein for information as to estimated capital expenditures relating to compliance with the Clean Air Act Amendments of 1990.


Electric Operations and Fuel Supply
- -----------------------------------

   During 1993, almost all of the electricity generated by units owned by CG&E or in which it has an ownership interest was produced by coal-fired generating units. Those units generate most of the electric requirements of CG&E and its subsidiaries. A new all-time electric system peak load of 4,493,000 Kw was set on July 28, 1993. This was 8.0% greater than the previous record of 4,161,000 Kw set in 1991. For the next five years (1994-1998) peak demands are expected to increase at an average annual rate of 1.8%. CG&E's presently installed summer net generating capability is 5,120,750 Kw, consisting of 1,884,400 Kw of capacity which it solely owns, and 3,236,350 Kw of capacity which is its interest in units commonly owned with Columbus and/or DP&L. In addition, CG&E, DP&L, and Columbus have a commonly owned transmission network, and CG&E has interconnections with other utilities for the purchase, sale, and interchange of electricity.

   CG&E and East Kentucky Power Cooperative, Inc. have an agreement for the interchange of electric power, subject to availability, during certain times of the year through March 2000. Under the agreement, CG&E, a summer peaking company, has the right to obtain up to 150 megawatts of electricity through March 31, 1997 and up to 50 megawatts from April 1, 1997 through March 31, 2000 from East Kentucky Power during the months of June, July and August.
East Kentucky Power, a winter peaking company, has the right to receive up to 150 megawatts through March 31, 1997 and up to 50 megawatts from April 1, 1997 through March 31, 2000 from CG&E in December, January and February.

   CG&E currently attempts to maintain its coal inventory at a supply of approximately 50 days. On December 31, 1993, based on an estimated daily burn, the coal reserve for the four coal-burning stations (W. C. Beckjord, East Bend, Miami Fort and Zimmer Stations) operated by CG&E represented a 49-day supply. Based upon information received from DP&L and Columbus, the reserve at Stuart and Killen Stations (operated by DP&L) represented a 52-day supply, and the reserve at Conesville Station (operated by Columbus) represented a 107-day supply.

   The coal requirements for generating units operated by CG&E (including commonly owned units) were approximately 9.1 million tons in 1993, and are estimated to be 9.8 million tons in 1994. The coal required for units commonly owned with and operated by DP&L or Columbus is obtained by them.

   A major portion of the coal required by CG&E is obtained through contract purchases, with the remaining requirements purchased on the spot market. The prices to be paid by CG&E under its contracts are subject to adjustment to reflect suppliers' costs and certain other factors, and the contracts may be terminated by virtue of certain provisions pertaining to coal quality. The coal delivered under these contracts is primarily from mines located in Ohio, Kentucky, West Virginia and Pennsylvania. CG&E intends to continue purchasing a portion of its coal requirements on the spot market.

   CG&E believes that it will be able to obtain sufficient coal to meet its generating requirements. The average sulfur content of coal to be supplied to CG&E under its present contracts will permit compliance with the current Federal sulfur dioxide plan for Ohio (see "Environmental Matters--Air Quality"). CG&E is unable to predict the extent to which coal availability and price may ultimately be affected by future environmental requirements, although CG&E expects the cost of coal to rise in the long run as the supply of more accessible and higher-grade coal diminishes and as mining, transportation, and other related costs continue an upward trend.

   The Energy Policy Act of 1992 addresses several matters affecting electric utilities including mandated open access to the electric transmission system and greater encouragement of independent power production and cogeneration. Although CG&E cannot predict the long-term consequences the Energy Act will have, CG&E intends to aggressively pursue the opportunities presented by the Act.

   Administrative rules of the PUCO on integrated resource planning (IRP) require electric utilities to show that least-cost options are pursued when planning for future load growth. The primary emphasis of IRP is on procedures for the evaluation of long-term electric forecasts and the integration of demand and supply alternatives for meeting future electric needs. In
February 1994, the PUCO approved CG&E's 1992 Electric Long-Term Forecast Report, which included its IRP.

   In December 1992, the PUCO issued proposed rules to establish competitive bidding for new power capacity additions and transmission access. The proposed rules purport to require open access to the intrastate transmission grid for winning bidders for that amount of capacity offered by the winning bidders. While bidding is not mandatory, if a utility decides not to conduct a competitive bidding to meet additional capacity needs, the utility must demonstrate that, in developing its IRP, it considered all reasonable and practical resource options. CG&E is awaiting the issuance of final rules to determine the effect, if any, on its electric operations.

Gas Operations and Gas Supply
- -----------------------------

   In 1992, FERC issued Order 636 which restructures the relationships between interstate gas pipeline companies and their customers for gas sales and transportation services. Order 636 has changed the way CG&E and Union Light purchase gas supplies and contract for transportation and storage services. CG&E and Union Light have contracts that provide adequate supply and storage capacity, including transportation services, to meet normal demand, as well as unanticipated load swings. CG&E and Union Light expect to purchase approximately 5% of their annual firm gas requirements on the spot market.

   Order 636 also allows pipelines to recover transition costs they incur in complying with the Order from customers, including CG&E and Union Light. An agreement between CG&E and residential and industrial customer groups regarding recovery of these transition costs has been submitted to the PUCO for approval. The KPSC has issued an order which allows Union Light to recover these transition costs through its purchased gas adjustment clause. Order 636 transition costs are not expected to significantly impact the Company.

   CG&E and Union Light each have an approved rate structure for the transportation of gas which contributes in making gas prices competitive with alternate fuels. CG&E and Union Light are transporting gas for more than 90 large-volume customers. Without these programs, CG&E and Union Light would have lost many of these customers to alternate fuels. CG&E and Union Light can either transport gas purchased by its customers for a transportation charge, or buy spot market gas which is then sold to customers at a rate competitive with alternate fuels.

   Due to extremely cold weather, an all-time record for 24-hour gas sendout was set on January 18, 1994. Gas customers consumed 1 million dekatherms, 8% higher than the previous record which was set in 1972.


Regulation
- ----------

   CG&E is a public utility under the laws of Ohio and is subject to regulation as to intrastate electric and gas rates and other matters by the PUCO. Rates within municipalities are subject to original regulation by the municipalities. As to intrastate rates and other matters, Union Light is regulated by the KPSC, and The West Harrison Gas and Electric Company and Lawrenceburg Gas Company by the Indiana Utility Regulatory Commission. The Ohio Power Siting Board, a division of the PUCO, has jurisdiction over the location, construction, and initial operation of new electric generating facilities, and certain electric and gas transmission lines, of the capacities presently utilized by CG&E.

   CG&E, Union Light, and Miami Power Corporation are subject to rate regulation under Part II of the Federal Power Act, principally as to CG&E's wholesale of electricity to Union Light. Transportation of gas between CG&E and Union Light is subject to regulation under the Natural Gas Act.

   CG&E and its utility subsidiaries follow the Uniform Systems of Accounts prescribed by FERC.

   CG&E is exempt from the Public Utility Holding Company Act of 1935
(PUHCA) (except Section 9(a)(2)) by virtue of having filed an exemption statement with the SEC. CINergy plans to file for registered holding company status under PUHCA (see "Merger Agreement").

   See also "Environmental Matters".


Rate Matters
- ------------

   In April 1991, CG&E filed a request with The Public Utilities Commission of Ohio (PUCO) to increase electric rates by approximately $200 million annually. The primary reason for the request was recovery of costs associated with Zimmer Station.

   In a 1992 rate decision, the PUCO authorized CG&E to increase electric revenues by $116.4 million to be phased in over a three-year period through annual increases of $37.8 million, $38.8 million and $39.8 million in the first, second and third years, respectively. The PUCO also disallowed from rate base approximately $230 million, representing costs related to Zimmer Station for nuclear fuel, nuclear wind-down activities during the conversion to a coal-fired facility and a portion of the allowance for funds used during construction (AFC) accrued by CG&E on Zimmer.

   In August 1992, CG&E filed an appeal with the Supreme Court of Ohio to overturn the rate order issued by the PUCO including the rate base disallowances. In the appeal, CG&E stated that the PUCO did not have authority to order a phased-in rate increase and erroneously determined the amount of CG&E's required cash working capital.

   On November 3, 1993, the Supreme Court of Ohio issued its decision on CG&E's appeal. The Court ruled that the PUCO does not have the authority to order a phase-in of amounts granted in a rate proceeding and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. The Court also said the PUCO must provide a mechanism by which CG&E may recover costs already deferred under the phase-in plan through the date of the order on remand. At December 31, 1993, CG&E had deferred $70 million of costs, net of taxes, related to the phase-in plan. On the other issues, the Court ruled in favor of the PUCO, stating the PUCO properly determined CG&E's cash working capital allowance and properly excluded costs related to nuclear fuel, nuclear wind-down activities, and AFC from rate base. As a result of the Supreme Court decision, CG&E wrote off Zimmer Station costs of approximately $223 million, net of tax, in November 1993.

   In March 1994, CG&E negotiated a settlement agreement with the PUCO
Staff, the Ohio Office of Consumers' Counsel and other intervenors to address the November 1993 ruling by the Supreme Court of Ohio. As part of the agreement, CG&E has agreed not to seek early implementation of the third phase of the 1992 rate increase, which means the $39.8 million increase will take effect in May 1994 as originally scheduled. CG&E also agreed that it would not seek accelerated recovery of deferrals related to the phase-in plan.
These deferrals will be recovered over the remaining seven year period contemplated in the 1992 PUCO order. In addition, if the merger with PSI is consummated, CG&E has agreed not to increase base electric rates prior to January 1, 1999, except for increases in taxes, changes in federal or state environmental laws, PUCO actions affecting electric utilities in general and financial emergencies.

   The settlement agreement also permits CG&E to retain all non-fuel savings from the merger until 1999 and calls for merger-related transaction costs, or any other accounting deferrals, to be amortized over a period ending by January 1, 1999.

   Other provisions of the agreement are: (i) if the merger is not completed, CG&E can raise electric rates in May 1995 by $21 million to provide accelerated recovery of phase-in deferrals; (ii) the PUCO and OCC will have access to information about CINergy and affiliated companies; (iii) the PUCO will support, before the Securities and Exchange Commission, CG&E's efforts to retain its gas operations and other parties will not oppose efforts to retain the gas properties; and (iv) contracts of CG&E with affiliated companies under the merger that are to be filed with the Securities and Exchange Commission must first be filed with the PUCO for its review and copies provided to the OCC.

   In September 1992, CG&E filed applications with the PUCO requesting increases in annual electric and gas revenues of approximately $86 million and $35 million, respectively. In August 1993, the PUCO approved a stipulation providing for annual increases of approximately $41 million (5%) in electric revenues and $19 million (6%) in gas revenues effective immediately. As part of the stipulation, CG&E agreed, among other things, not to increase electric or gas base rates prior to June 1, 1995. This would not include rate filings made under certain circumstances, such as to address financial emergencies or to reflect any savings associated with the prospective merger with PSI Resources, Inc. (see Note 9 to the Consolidated Financial Statements).

   In September 1992, Union Light filed a request with the KPSC to increase annual gas revenues by approximately $9 million. Orders issued in mid-1993 by the KPSC authorized Union Light to increase annual gas revenues by $4.2 million.

   Ohio's rate base law prescribes the net original cost method of determining rate base. The law permits the PUCO, at its discretion, to allow normalization of accounting for income taxes and to include in rate base construction work in progress (CWIP) on projects at least 75% complete, in an amount up to 10% of the rate base excluding CWIP. The amount of air pollution control construction, together with any other allowance for CWIP, allowed in rate base may not exceed 20% of the rate base excluding CWIP. Rate increases requested under the law will be permitted to go into effect, subject to refund, nine months after the date of filing. The law prohibits a utility from filing an application for a rate increase if it has another pending. Revenues collected after 18 months from the date of filing, without a final order of the PUCO, will not be subject to refund. The law also provides for a Consumers' Counsel to participate in rate cases before the PUCO on behalf of residential consumers.

   In accordance with rules established by the PUCO, CG&E is permitted to make changes in the electric fuel adjustment charge every six months, following hearings by the PUCO. The rules also require reconciliation of over- or under-recovery of fuel costs and annual audits of the application of the adjustment charge and fuel procurement practices. Rules pertaining to purchased gas costs permit quarterly adjustments, reconciliation of over- or under-recovery of gas costs, and require annual hearings and audits. In conjunction with these rules, CG&E expenses the cost of fuel used to generate electricity and purchased gas costs as recovered through revenue and defers the portion of these costs recoverable or refundable in future periods.

   Rules established by the KPSC pertaining to Union Light's electric fuel adjustment clause provide for public hearings at six-month intervals to review past calculations, reconciliation of over- or under-recovery of fuel costs, and a public hearing every two years to review the application of the adjustment charge and fuel procurement practices. In accordance with a purchased gas adjustment clause approved by the KPSC, Union Light is permitted to make quarterly adjustments in gas costs and reconciliation of over- or under-recovery of gas costs. In conjunction with these rules, Union Light expenses the costs of gas and electricity purchased as recovered through revenue and defers the portion of these costs recoverable or refundable in future periods.

Environmental Matters
- ---------------------

                                 GENERAL

   CG&E and its subsidiaries are subject to regulation by various Federal, state, and local authorities relative to air and water quality, solid and hazardous waste disposal, and other environmental matters. During 1993, CG&E's capital expenditures for pollution control facilities, including those commonly owned with Columbus and/or DP&L, amounted to $26 million. During the year 1994, CG&E expects to spend $21 million for pollution control facilities. CG&E is expected to incur other substantial capital expenditures and operating costs relating to efforts to comply with environmental statutes and regulations as described below, but it is not able to estimate the expenditures and costs which would be necessary to meet environmental requirements imposed in the future by governmental authorities or to estimate the effect of delays that may result from rigid application of existing standards.

   CG&E's inability to comply with potential environmental regulations and more rigid enforcement policies with respect to existing standards and regulations could cause substantial capital expenditures in addition to those included in its construction program, and increase the cost per Kwh of generation by reducing the amount of electricity available for delivery or by necessitating increased fuel and/or operating and capital costs, and may cause serious fuel supply problems for CG&E, or require it to cease operating a portion of its generating facilities.

   Pursuant to Federal law, the Director of the Ohio Environmental
Protection Agency (Ohio EPA) administers regulations prescribing air and water quality standards, and regulations pertaining to solid waste, and is generally empowered by Ohio environmental laws to issue construction and operating permits and variances for facilities which may contribute to air pollution and to issue similar permits for facilities which discharge pollutants into the waters of the state as well as permits for the disposal of solid waste. The Secretary of the Natural Resources and Environmental Protection Cabinet (NREPC) exercises similar functions in Kentucky.


                                AIR QUALITY

   Pursuant to the Federal Clean Air Act (Air Act), the U.S. Environmental Protection Agency (U.S. EPA) promulgated national ambient air quality standards for specified pollutants, including particulate matter, sulfur dioxide, and nitrogen oxide. The Air Act places primary responsibility on the states to develop implementation plans which include emission controls and other methods to attain those standards. All implementation plans are subject to approval by the U.S. EPA. The Ohio and Kentucky implementation plans are fully enforceable by those states and, to the extent approved by the U.S. EPA, are also enforceable by it.

   The U.S. EPA has promulgated various regulations under the Air Act. Included are regulations dealing with significant deterioration of air quality, imposition of more stringent control standards on new emission sources, and construction of new sources in areas presently not meeting ambient air quality standards. For facilities found to be in violation of an applicable implementation plan, the Air Act provides for civil penalties of up to $25,000 per day and criminal penalties. Noncompliance penalties are also provided for and are generally based on the economic savings resulting from a failure to comply with applicable emission limitations.

   In 1990, the Air Act was amended by adding numerous requirements including provisions pertaining to the nonattainment, hazardous air pollutant, permitting, and enforcement programs. A new acid deposition ("acid rain") program in the law governs emission of nitrogen oxides and establishes a cap on sulfur dioxide emissions. The Air Act requires a 10 million ton per year reduction nationwide in sulfur dioxide emissions by the year 2000, and nationwide reductions in nitrogen oxide emissions of approximately two million tons per year. The impact of these changes to the Air Act on CG&E will depend upon regulations which remain to be promulgated by the U.S. EPA. However, as a result of compliance, CG&E's operating and capital costs will increase.

   AIR ACT COMPLIANCE. In June 1992, CG&E submitted its strategy for complying with the acid rain provision of the Air Act to the PUCO, as part of its Electric Long-Term Forecast Report (Electric LTFR). An Order approving CG&E's Electric LTFR was issued by the PUCO in February 1994. In a separate PUCO filing, CG&E requested approval of its plan for compliance with Phase I of the Air Act. Approval of the compliance plan by the PUCO is needed so that the costs of compliance can be recovered through rates. In February 1994, the PUCO approved the compliance plan submitted in a stipulation and recommendation. The PUCO emphasized that the approval did not limit their authority to review CG&E's costs of compliance, and also indicated that it intended to use the approved compliance plan as a baseline to measure the effects of the proposed merger of CG&E and PSI.

   CG&E's compliance strategy is a flexible program, which will allow utilization of the emission allowance trading market as it develops and will take full advantage of CG&E's existing sulfur dioxide removal equipment. To comply with the new sulfur dioxide requirements, CG&E will increase the amount of sulfur dioxide being removed by one of its existing scrubbers and will use coal with a lower sulfur content at some of its generating stations. In addition, CG&E will rely on demand side management and energy conservation programs to reduce electric usage and demand. Reductions in nitrogen oxide emissions will be achieved by installing low nitrogen oxide burners on certain boilers. Emission monitors will be installed to continuously monitor sulfur dioxide and nitrogen oxide emissions.

   CG&E presently estimates that capital expenditures needed to comply with the Air Act will be between $125 million and $150 million through the year 2000. The construction program discussed in "Construction Program and Capital Requirements" herein reflects expenditures of $73 million over the next five years in order to comply with the Air Act. In addition, operating costs will also increase. These estimates are under continuing review and subject to adjustment based on such things as a change in regulatory requirements or a change in compliance strategy.

   SULFUR DIOXIDE STANDARDS. The U.S. EPA has approved portions of the Ohio EPA sulfur dioxide plan applicable to CG&E. CG&E believes that the units operated by it in Ohio are in compliance with applicable existing sulfur dioxide regulations. CG&E also believes that East Bend Unit 2 is operating in compliance with applicable existing Federal and Kentucky regulations.

   In December 1988, the U.S. EPA notified the State of Ohio that the portion of its state implementation plan (SIP) dealing with sulfur dioxide emission limitations for Hamilton County (in southwestern Ohio) was deficient and required the Ohio EPA to develop a new SIP with revised emission limitations. The notice affects industrial and utility sources. The Ohio EPA adopted a rule that required CG&E to construct a new smoke stack for two units at CG&E's Miami Fort Generating Station, located in southwestern Hamilton County.

   In a separate action, the U.S. EPA, in January 1991, requested that Hamilton and Butler Counties be redesignated nonattainment areas for sulfur dioxide. The State of Ohio provided a response to the U.S. EPA stating that Hamilton County should not be redesignated to nonattainment. The U.S. EPA has not taken final action on the redesignation. This action by the U.S. EPA could lead to the need for significant emission reductions at CG&E's Miami Fort Generating Station and possibly at certain peaking facilities, in addition to the new smoke stack mentioned above.

   In August 1985, CG&E, as part of an industry group, filed a Petition for Review in the U.S. Court of Appeals for the District of Columbia Circuit and, in September 1985, filed a Petition for Reconsideration with the U.S. EPA, regarding final regulations promulgated in June 1985 which relate to the height of smokestacks at power plants. In January 1988, the Court of Appeals issued its decision upholding certain provisions and remanding others to the U.S. EPA for further rulemaking. CG&E believes that the Miami Fort Station will not be affected by the regulations. CG&E has been informed by Columbus that Conesville Unit 4 may be affected by the regulations. CG&E owns an undivided 40% interest in Unit 4. CG&E has been informed by DP&L that the Ohio EPA has determined that Killen Station will not be affected by the regulations, but that the U.S. EPA has not made its determination. CG&E owns an undivided 33% interest in Killen Station. CG&E, Columbus, and DP&L are not able to state the ultimate impact of the regulations or of the Court of Appeals' remand.

   STATE IMPLEMENTATION PLANS. Ohio has adopted its SIP applicable to the units operated by CG&E in Ohio, portions of which have been approved by the U.S. EPA. The Ohio implementation plan requires CG&E to obtain permits from the Ohio EPA for operation of present generating facilities and for construction and operation of new facilities.

   Kentucky has adopted, and the U.S. EPA has approved, its SIP which contains emission limitations and licensing requirements which are substantially similar to U.S. EPA regulations.

   As a result of the Air Act discussed above, prior to 1995, CG&E will need to obtain an acid rain permit for those Phase I units operated by it which will be affected by the acid rain provisions of the Air Act. This permit will be issued by the U.S. EPA until Ohio and Kentucky are authorized by the U.S. EPA to issue these permits. CG&E has complied with the application procedures for the acid rain permits for the units. It has received some of the permits and is awaiting action on the remaining applications.

   CG&E has applied for or obtained all other state and federal environmental permits for all generating units operated by it.

   PARTICULATE MATTER STANDARDS. CG&E believes that existing generating units operated by it in Ohio are in compliance with applicable Federal and state standards for emission of particulate matter. East Bend Unit 2, located in Kentucky, is in compliance with applicable Federal and state standards, except for opacity standards, for which an application for a variance has been filed and is still pending.


                               WATER QUALITY

   Under the Water Act, effluent limitations requiring application of the best available technology economically achievable are to be applied, and those limitations require that no pollutants be discharged if the U.S. EPA finds elimination of such discharges is technologically and economically achievable. In 1987, the Water Act was amended to prohibit issuance of permits with less stringent effluent limitations and to increase civil and criminal penalties for violations. The Water Act provides for penalties of up to $25,000 per day for each discharge violation. CG&E believes that it is in compliance with applicable provisions of the Water Act.

                         SOLID AND HAZARDOUS WASTE

   The Resource Conservation and Recovery Act (RCRA) and the Hazardous and Solid Waste Amendments of 1984 (Amendments), which substantially expand Federal enforcement for violations of RCRA, provide for maximum corporate fines of $1 million. The Amendments provide for a deferral of the identification as a hazardous waste of high volume solid wastes of the type generated at CG&E's electric generating stations, such as fly ash, bottom ash, boiler slag, and flue gas emission control waste. In August 1993, the U.S. EPA made the regulatory determination that these generating station products should not be regulated under RCRA. Additional waste streams are under study and a determination is expected by 1998. The Amendments also provide that the states may adopt regulations governing the treatment, processing, and storage of hazardous wastes which are more stringent than the Federal regulations. RCRA Amendment provisions include a regulatory program for performance standards for new underground storage tanks as well as standards covering leak detection, leak prevention and corrective action for both new and existing underground storage tanks.

   The Comprehensive Environmental Response Compensation and Liability Act (CERCLA) expanded reporting and liability requirements covering the release of hazardous substances into the environment. Some of these substances, including polychlorinated biphenyls (PCBs), a substance regulated under the Toxic Substances Control Act, are contained in certain equipment currently used by CG&E and its subsidiaries. CG&E cannot predict the occurrence and effect of a release of such substances.

   CERCLA provides, among other things, for a trust fund, drawn from industry and Federal appropriations, to finance clean up and containment efforts of improperly managed hazardous waste sites. Under CERCLA, and other laws, responsible parties may be strictly, and jointly and severally, liable for money expended by the government to take necessary corrective action at such sites.

   In October 1986, the Superfund Amendments and Reauthorization Act of 1986
(SARA) was signed into law. SARA significantly amended CERCLA and established programs dealing with emergency preparedness and community right-to-know, leaking underground storage tanks, and other matters. SARA provides for a significant increase in CERCLA funding, adopts strict cleanup standards and schedules, places limitations on the timing and scope of court review of government cleanup decisions, authorizes state and citizen participation in cleanup plans, enforcement actions, and court proceedings, including provision for citizens' suits against both private and public entities to enforce CERCLA's requirements, expands liability provisions, and increases civil and criminal penalties for violations of CERCLA.

   In June 1991, CG&E was notified by the U.S. EPA that, in accordance with CERCLA, the U.S. EPA alleges that CG&E is a Potentially Responsible Party
(PRP) liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so notified. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning the site, estimated by the U.S. EPA to be $27 million.

Employee Relations
- ------------------

   CG&E and its subsidiaries presently have about 5,000 employees, of whom about 3,300 belong to bargaining units. Approximately 1,600 employees are represented by the International Brotherhood of Electrical Workers (IBEW), 500 by the United Steelworkers of America (USWA) and 1,200 by the Independent Utilities Union (IUU).

   The collective bargaining agreements with the IBEW and the USWA expire on April 1, 1994 and May 15, 1994, respectively. The three year agreement with the IUU, which expires in March 1995, has a wage reopener for the third year of the contract. Negotiations with the IBEW and IUU are presently under way.


Executive Officers of the Registrant
- ------------------------------------
                                                                       Term
Name                   Position                                Age     Began
- ----                   --------                                ---     -----

Jackson H. Randolph    Chairman of the Board,                          5/19/93
                         President and Chief Executive Officer  63    10/ 1/86
C. Robert Everman      Senior Vice-President--Finance           57     2/ 1/87
Robert P. Wiwi         Senior Vice-President--Customer and
                         Corporate Services                     52     2/ 1/87
Donald R. Blum         Secretary                                62     4/26/78
Terry E. Bruck         Vice-President--Electric Operations      48     4/21/88
Daniel R. Herche       Controller                               47     2/ 1/87
Donald I. Marshall     Vice-President--Rates and
                         Economic Research                      47     4/17/91
James J. Mayer         Vice-President and                              9/18/91
                         General Counsel                        55     1/ 1/86
Stephen G. Salay       Vice-President--Electric Production
                         and Fuel Supply                        57     4/21/88
William L. Sheafer     Treasurer                                50     2/ 1/87
George H. Stinson      Vice-President--Gas Operations           48     1/16/91
W. Denis Waymire       Vice-President--Marketing and
                         Customer Relations                     61    10/ 1/89


       All of the executive officers of CG&E have been actively engaged in the business of the Company for more than the past five years. Officers are elected annually for a term of one year. The present terms end May 18, 1994.

       Under the Amended and Restated Agreement and Plan of Reorganization (the Merger Agreement) by and among CG&E, PSI Resources, Inc., PSI Energy, Inc., CINergy Corp. and CINergy Sub, Inc., dated as of December 11, 1992, as amended on July 2, 1993 and as of September 10, 1993, Jackson H. Randolph will be entitled to serve as chief executive officer (CEO) of CINergy until November 30, 1995 and Chairman of CINergy until November 30, 2000. James E. Rogers, Jr., the current Chairman and CEO of PSI Resources, Inc. and Chairman, CEO and President of PSI Energy, Inc., will be entitled to serve as Vice Chairman of the Board, President and Chief Operating Officer of CINergy until November 30, 1995, at which time he will be entitled to assume the additional role of CEO. Reference is made to "Merger Agreement" herein for information on the proposed merger.

                                  OPERATING STATISTICS

       The following tables are indicative of the general development of the business conducted by CG&E and its subsidiaries during the periods indicated:

                                                             Year Ended December 31
                                                      -----------------------------------
                                                        1993         1992         1991
                                                      ---------    ---------    ---------
ELECTRIC DEPARTMENT

Sources of Electric Energy (million Kwh)
   Generated (net send out).......................       22,338       21,040       21,428
   Purchased and interchanged -- net..............        1,373        1,441          774
                                                      ---------    ---------    ---------
             Available for deliveries.............       23,711       22,481       22,202
                                                      =========    =========    =========

Fuel Cost per Kwh Generated (cents)...............        1.492        1.527        1.590
Fuel Cost per Million BTU (cents).................        152.3        156.6        160.9
Fuel Cost per Ton Burned (dollars)................        36.11        35.96        37.02


Sales (million Kwh)
   Residential....................................        7,149        6,583        7,110
   Commercial.....................................        5,471        5,189        5,294
   Industrial.....................................        6,067        5,926        5,539
   Other retail...................................        1,672        1,551        1,587
   Other electric utilities--non-affiliated.......        2,010        1,987        1,483
                                                      ---------    ---------    ---------
             Total sales..........................       22,369       21,236       21,013

Unaccounted For and Company Use..................         1,342        1,245        1,189
                                                      ---------    ---------    ---------
             Total distribution...................       23,711       22,481       22,202
                                                      =========    =========    =========

Gross Revenues ($000 omitted)
   Residential....................................      502,399      436,416      456,378
   Commercial.....................................      353,363      325,402      318,238
   Industrial.....................................      277,021      263,212      245,177
   Other retail...................................       92,498       84,577       82,597
   Other electric utilities -- non-affiliated.....       46,208       40,076       35,128
                                                      ---------    ---------    ---------
             Total................................    1,271,489    1,149,683    1,137,518

   Other departmental revenues....................       10,956        9,773        9,877
                                                      ---------    ---------    ---------
             Total revenues.......................    1,282,445    1,159,456    1,147,395
                                                      =========    =========    =========
Customers at End of Period
   Residential....................................      621,111      621,685      612,875
   Commercial.....................................       68,494       69,210       68,025
   Industrial.....................................        3,108        3,194        3,185
   Other retail...................................        4,388        4,472        4,361
   Other electric utilities -- non-affiliated.....           13           13           15
                                                      ---------    ---------    ---------
             Total customers......................      697,114      698,574      688,461
                                                      =========    =========    =========
Average Revenue per Kwh (cents)
   Residential....................................         7.03         6.63         6.42
   Commercial.....................................         6.46         6.27         6.01
   Industrial.....................................         4.57         4.44         4.43

- ----------------
Note:  See Note 12 to the Consolidated Financial Statements for additional financial information by business segments.

                         OPERATING STATISTICS-(Continued)

                                                         Year Ended December 31
                                                      -----------------------------
                                                       1993       1992       1991
                                                      -------    -------    -------
GAS DEPARTMENT

Sources of Gas (million cubic feet)
   Natural gas purchased..........................     79,393     75,851     74,618
   Gas produced...................................         18         14          8
   Transportation gas received....................     29,115     25,611     20,916
                                                      -------    -------    -------
             Total available for deliveries.......    108,526    101,476     95,542
                                                      =======    =======    =======
Average Cost per Mcf Purchased (cents)............      353.7      300.9      284.1

Distribution of Gas (million cubic feet)
   Gas sales
     Residential..................................     43,514     39,754     38,048
     Commercial...................................     20,370     20,142     19,373
     Industrial...................................     10,011     10,091     10,663
     Other retail.................................      3,996      3,941      3,709
     Other gas utilities..........................        307        285        273
                                                      -------    -------    -------
             Total gas sales......................     78,198     74,213     72,066

   Gas transported ...............................     28,593     25,372     20,748
                                                      -------    -------    -------
             Total gas sales and gas
               transported........................    106,791     99,585     92,814

   Unaccounted for and company use................      1,735      1,891      2,728
                                                      -------    -------    -------
             Total distribution...................    108,526    101,476     95,542
                                                      =======    =======    =======
Gross Revenues ($000 omitted)
   Residential....................................    269,684    220,140    205,790
   Commercial.....................................    114,957     99,827     94,399
   Industrial.....................................     47,403     42,091     41,445
   Other retail...................................     20,219     17,024     15,588
   Other gas utilities............................      1,354        927        967
                                                      -------    -------    -------
             Total................................    453,617    380,009    358,189

   Other departmental revenues (including
     gas transported).............................     15,679     13,961     12,514
                                                      -------    -------    -------
             Total revenues.......................    469,296    393,970    370,703
                                                      =======    =======    =======
Customers at End of Period
   Residential....................................    375,992    372,395    364,437
   Commercial.....................................     40,471     40,303     39,829
   Industrial.....................................      2,108      2,229      2,229
   Other retail...................................      1,484      1,458      1,437
   Other gas utilities............................          1          1          1
                                                      -------    -------    -------
             Total customers......................    420,056    416,386    407,933
                                                      =======    =======    =======
Average Revenue per Mcf Sold (cents)
   Residential....................................     619.77     553.75     540.87
   Commercial.....................................     564.34     495.63     487.29
   Industrial.....................................     473.49     417.11     388.67

- ----------------
Note:  See Note 12 to the Consolidated Financial Statements for additional financial information by business segments.

Item 2.  Properties
- -------  ----------

   CG&E wholly owns two of four steam electric generating units and six combustion turbine units with a combined net capability of 395,800 Kw at Miami Fort Station, located in Ohio. This station is on the Ohio River and is about 20 miles west of the center of Cincinnati. CG&E has an undivided interest in the third and fourth units, commonly owned units, at this station with CG&E's share of net capability being 320,000 Kw each.

   CG&E wholly owns five of six steam electric generating units and four combustion turbine units with a combined net capability of 890,400 Kw at the Walter C. Beckjord Station, located in Ohio. This station is on the Ohio River and is about 20 miles southeast of the center of Cincinnati. CG&E has an undivided interest in the sixth unit, a commonly owned unit, at this station with CG&E's share of net capability being 155,250 Kw.

   CG&E wholly owns six combustion turbine electric generating units with a combined net capability of 462,000 Kw at Woodsdale Generating Station, located in Ohio. This station is in Butler County and is about 24 miles north of the center of Cincinnati.

   CG&E has undivided interests in four commonly owned steam electric generating units at the J. M. Stuart Station, located in Ohio, with CG&E's share of net capability being 912,600 Kw. This station is on the Ohio River near Aberdeen, Ohio and is about 65 miles southeast of the center of Cincinnati.

   CG&E has an undivided interest in a commonly owned steam electric generating unit at the Conesville Station, located in Ohio, with CG&E's share of net capability being 312,000 Kw. This station is located on the Muskingum River and is about 60 miles east of Columbus, Ohio.

   CG&E has an undivided interest in a commonly owned steam electric generating unit at the East Bend Station, located in Kentucky, with CG&E's share of net capability being 414,000 Kw. This station is on the Ohio River and is about 40 miles southwest of the center of Cincinnati.

   CG&E has an undivided interest in a commonly owned steam electric generating unit at the Killen Station, located in Ohio, with CG&E's share of net capability being 198,000 Kw. This station is on the Ohio River and is about 80 miles southeast of the center of Cincinnati.

   CG&E has an undivided interest in a commonly owned steam electric generating unit at the Wm. H. Zimmer Generating Station, located in Ohio, with CG&E's share of net capability being 604,500 Kw. This station is located on the Ohio River near Moscow, Ohio and is about 25 miles southeast of the center of Cincinnati.

   CG&E wholly owns a combustion turbine electric generating station, Dicks Creek Station, with a net capability of 136,200 Kw. This station is located in the City of Middletown, Ohio.

   CG&E's presently installed summer net generating capability is 5,120,750
Kw.

   CG&E owns an overhead electric transmission system, an underground electric transmission system and an electric distribution system in Cincinnati, and other incorporated communities and adjacent rural territory within all or parts of the Counties of Hamilton, Butler, Warren, Clermont, Preble, Montgomery, Clinton, Highland, Adams, and Brown, in southwestern Ohio. In addition, CG&E, Columbus, and DP&L have a commonly owned transmission network. CG&E also owns electric transmission lines within the Counties of Boone, Kenton, Pendleton, and Campbell, in northern Kentucky.

   CG&E owns a 7,000,000 gallon capacity underground cavern located in the Village of Monroe, Ohio, for the storage of liquid propane and a related vaporization and mixing plant, located in Middletown, Ohio, and an 8,000,000 gallon capacity underground cavern for the storage of liquid propane and a related vaporization and mixing plant located in the City of Cincinnati, which are used primarily to augment CG&E's supply of natural gas during periods of peak demand and emergencies. CG&E has gas distribution systems in Cincinnati, Middletown, and other incorporated communities and in contiguous rural territory within all or parts of the Counties of Hamilton, Butler, Warren, Clermont, Clinton, Montgomery, Brown, and Adams, in southwestern Ohio.

   Union Light, a subsidiary, owns an electric transmission system and an electric distribution system in Covington, Newport, and other smaller communities and in adjacent rural territory within all or parts of the Counties of Kenton, Campbell, Boone, Grant, and Pendleton, in Kentucky. Union Light owns a gas distribution system in Covington, Newport, and other smaller communities and in adjacent rural territory within all or parts of the Counties of Kenton, Campbell, Boone, Grant, Gallatin, and Pendleton, in Kentucky. Union Light owns a 7,000,000 gallon capacity underground cavern for the storage of liquid propane and a related vaporization and mixing plant and feeder lines, located in Kenton County, Kentucky near the Kentucky-Ohio line and adjacent to one of the gas lines that transports natural gas to CG&E. The cavern and vaporization and mixing plant are used primarily to augment CG&E's and Union Light's supply of natural gas during periods of peak demand and emergencies.

   Lawrenceburg Gas Company, a subsidiary, owns a gas distribution system in and around Lawrenceburg, Greendale, Brookville, Rising Sun, Cedar Grove, and West Harrison, Indiana, which are adjacent to the western part of CG&E's service area. Lawrenceburg Gas is connected with and sells gas at wholesale to the City of Aurora, Indiana, and also is connected within Indiana with the lines of Texas Gas Transmission Corporation and Texas Eastern Transmission Corporation.

   The West Harrison Gas and Electric Company, a subsidiary, renders electric service in a small community in Indiana adjacent to CG&E's service area. Miami Power Corporation, a subsidiary, owns 40 miles of 138,000 volt transmission line connecting the lines of Louisville Gas and Electric Company with those of CG&E. Tri-State Improvement Company is a wholly-owned real estate development company.

   Under the terms of the respective mortgage indentures securing first mortgage bonds issued by CG&E and its subsidiaries, substantially all property is subject to a direct first mortgage lien.


Item 3.  Legal Proceedings
- -------  -----------------

   In March 1993, two purported class action suits were filed with the Superior Court for Hendricks County in the State of Indiana, in which PSI and 13 directors of PSI and PSI Energy were named as defendants. The complaints alleged, among other things, that the directors breached their fiduciary duties in connection with the Merger Agreement, the PSI Stock Option Agreement and the PSI Rights Agreement and sought, among other things, to enjoin the merger and to require that an auction for PSI be held. Four other purported class action suits were filed in the U.S. District Court for the Southern District of Indiana making substantially similar allegations, including alleged violations of federal securities laws. Three of these suits named CG&E and CINergy as defendants in addition to the defendants named in the state actions above.

   In April 1993, the U.S. District Court for the Southern District of Indiana, with respect to discovery and injunctive relief, ordered five of the pending suits to be consolidated. One of the purported class action suits filed in Hendricks County was not included in the U.S. District Court's order of consolidation. In May 1993, the Shareholder Plaintiffs filed a Unified Complaint in the Consolidated Action alleging, among other things, that the PSI directors breached their fiduciary duties in connection with the merger and the PSI Rights Agreement, violated the federal securities laws and further alleging that PSI failed to hold its annual meeting of shareholders and sought, among other things, to enjoin the merger. The Consolidated Action alleged that CG&E was a primary violator and aider and abettor of the foregoing allegations.

   In early 1994, the parties agreed to a Stipulation and Agreement of Dismissal of the Consolidated action and the one remaining suit filed in the Superior Court for Hendricks County. By the terms of the Stipulation and Agreement of Dismissal the parties agreed that since 1) the Annual Meeting of PSI stockholders was held in accordance with the orders of the U.S. District Court for the Southern District of Indiana; 2) the supplemental disclosure was made by PSI in accordance with the district court's order in August 1993; 3) PSI's nominees were elected to the Board of Directors; and 4) both PSI shareholders and CG&E shareholders have approved the merger, all class members have received all the meaningful relief they could have received through the litigation and that some or all of the claims are now moot and no longer meritorious.

   The parties also agreed to jointly move the court for an entry 1) of a Final Order certifying the Consolidated Action as a class action on behalf of the Class for the purpose of consideration of the Final Order; 2) dismissing the Consolidated Action and remaining state action with prejudice; and 3) settling all claims between the parties except that the U.S. District Court for the Southern District of Indiana and the Superior Court for Hendricks

County reserve jurisdiction to hold a hearing on the application by the Shareholder Plaintiffs for attorney fees and expenses without waiving any rights of the defendants to appeal. The Agreement of Dismissal also provides that should the court find upon plaintiff's application that attorney fees and expenses are recoverable by the Shareholder Plaintiffs, such fees and expenses shall be paid by PSI. The parties are currently awaiting a ruling from the District Court.


Item 4.  Submission of Matters to a Vote of Security Holders
- -------  ---------------------------------------------------

   (a) A special meeting of shareholders of The Cincinnati Gas & Electric Company was held on November 16, 1993.

   (c) At the meeting, the shareholders adopted the Amended and Restated Agreement and Plan of Reorganization dated as of December 11, 1992, as amended and restated on July 2, 1993 and as of September 10, 1993 (as amended and restated, the "Merger Agreement"), as set forth in its entirety in the Joint Proxy Statement/Prospectus dated October 8, 1993. Of the 87,654,430 common shares outstanding and entitled to vote at the meeting, 75,051,985 common shares were for the adoption of the Merger Agreement, 1,123,450 against, 1,138,032 abstentions and 5,367,016 broker nonvotes.

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
- -------   -------------------------------------------------
          Stockholder Matters
          -------------------

   CG&E's common stock is listed on the New York, Cincinnati, Chicago, and Pacific Stock Exchanges.

   The table below sets forth the high and low sale prices as reported on the New York Stock Exchange-Composite and dividend information for CG&E's common stock.

                               First      Second       Third      Fourth
                              Quarter     Quarter     Quarter     Quarter
                              -------     -------     -------     -------
Common Stock $:
    1993 . . . . . -High       27          27 3/4      29          29 5/8
         . . . . . -Low        23 7/8      24 1/4      27 1/8      26 1/8
    1992 . . . . . -High       26 5/8      25 1/8      25 3/8      25 3/8
         . . . . . -Low        23 5/8      22 1/4      22 7/8      23 1/4
Dividends Paid
per Common Share $:
    1993 . . . . .            .41 1/2     .41 1/2     .41 1/2     .43
    1992 . . . . .            .41 1/3     .41 1/3     .41 1/3     .41 1/3

   As of December 31, 1993, CG&E had approximately 58,000 common shareholders of record.

Item 6.   Selected Financial Data
- -------   -----------------------

                                         1993(a)       1992         1991         1990         1989
                                         -------      ------       ------       ------       ------
                                                    (Thousands, except per share amounts)
Operating Revenues...................  $1,751,741   $1,553,426   $1,518,098   $1,438,468   $1,437,511
Operating Income.....................  $  319,500   $  259,701   $  213,172   $  226,629   $  240,621
Allowance for Borrowed and
  Other Funds Used During
  Construction.......................  $    6,740   $   17,583   $   68,130   $  135,682   $  112,598
Post-in-Service Carrying Costs
  and Phase-in Deferred
  Return (b).........................  $   47,434   $   63,264   $   50,079   $    --      $    --
Net Income (Loss)....................  $   (8,724)  $  202,261   $  206,996   $  234,736   $  239,693
Preferred Dividends..................  $   25,160   $   27,610   $   24,529   $   22,165   $   20,259
Earnings (Loss) on Common Shares.....  $  (33,884)  $  174,651   $  182,467   $  212,571   $  219,434
Earnings (Loss) Per Common
  Share..............................  $    (0.39)  $     2.04   $     2.21   $     2.74   $     2.89
Cash Dividends Declared per
  Common Share.......................  $ 1.67 1/2   $ 1.65 1/3   $ 1.65 1/3   $     1.60   $ 1.53 1/3
Total Assets.........................  $5,143,523   $4,802,192   $4,583,786   $4,156,484   $3,777,579
Long-Term Debt and
  Redeemable Preferred Stock.........  $2,039,061   $2,019,863   $1,863,802   $1,740,249   $1,388,624

Notes:    (a)     See "Rate Matters" herein for information concerning the write-off of a portion of Zimmer
                  Station.
          (b)     See Note 1 to the Consolidated Financial Statements for additional information.

Item 7.   Management's Discussion and Analysis of Financial
- -------   -------------------------------------------------
          Condition and Results of Operations
          -----------------------------------

RESULTS OF OPERATIONS
- ---------------------

Earnings
- --------

   The Company incurred a loss in 1993 of $.39 per common share. The write-off of a portion of Zimmer Station, discussed below, reduced 1993 earnings per common share by $2.55. Without the write-off, earnings per share would have been $2.16, compared to $2.04 in 1992. Earnings for 1993 were positively affected by gas and electric rate increases received in 1992 and 1993, higher electric sales volumes, higher gas sales and transportation volumes and continued cost control efforts.

Operating Revenues
- ------------------

   Electric operating revenues increased $123 million in 1993 over 1992, as a result of electric rate increases granted by regulatory bodies in 1992 and 1993, and an increase in total electric sales volumes of 5.3%. In 1992, electric operating revenues increased $12 million due to rate increases granted by regulatory bodies, partially offset by a 1.4% decrease in retail electric kwh sales due to mild weather. Electric operating revenues increased $27 million in 1991 primarily as a result of a 7.8% increase in retail electric sales volumes.

   Gas operating revenues increased $75 million in 1993. The increase resulted from gas rate increases granted by regulatory bodies in 1993, a 7.2% increase in total volumes of gas sold and transported, and the operation of adjustment clauses reflecting an increase in the average cost of gas purchased. Gas operating revenues increased $23 million in 1992 due to a 7.3% increase in total volumes sold and transported and to the operation of adjustment clauses reflecting an increase in the average cost of gas purchased. The $53 million increase in gas operating revenues for 1991 was the result of an 8.9% increase in total volumes sold and transported and rate increases granted by regulatory bodies.

Operating Expenses
- ------------------

   Gas purchased expense for 1993 increased $53 million as a result of an increase in the average cost per Mcf purchased of 17.5% and an increase in volumes purchased of 4.7%. For 1992, gas purchased expense increased
$16 million as a result of an increase in volumes purchased of 1.7% and an increase in the average cost per Mcf purchased of 5.9%. Gas purchased expense increased $8 million in 1991 primarily as a result of a 3.3% increase in volumes purchased.

   Fuel used in electric production increased $12 million in 1993 due to a 6.2% increase in the amount of electricity generated. Fuel used in electric production decreased $10 million in 1992 due to a 4.0% decrease in the cost of fuel per kwh generated. In 1991, fuel used in electric production decreased $6 million due to a 2.6% decrease in the amount of electricity generated.

   The $15 million increase in other operation expense for 1993 was due to a number of factors, including wage increases, the adoption of two accounting standards involving postemployment and postretirement benefits, and increases
in gas production expenses.   For information on new accounting standards, see
"Future Outlook" herein. The $22 million increase in other operation expense for 1991 was due to a number of factors, including wage increases, increases in gas and electric distribution expenses, and operating costs associated with Zimmer Station which were not being recovered in rates charged to customers.

   Maintenance expense decreased $16 million in 1992 primarily due to decreased maintenance on electric generating units and gas and electric distribution facilities.

   Depreciation expense increased $11 million in 1993 primarily due to a full year's effect of the first five units of Woodsdale Station being placed in commercial operation in 1992, and from the sixth unit being placed in commercial operation during 1993. Depreciation expense increased $10 million in 1992 primarily due to a full year's effect of Zimmer Station being placed in commercial operation in March 1991, and from the first five units at Woodsdale being placed in commercial operation in 1992. In 1991, depreciation expense increased $37 million primarily due to an increase in depreciable plant resulting from Zimmer Station being placed in commercial operation.

   Post-in-service deferred operating expenses (net) of $6 million and $28 million in 1993 and 1992, respectively, reflect deferral of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to the first five units of Woodsdale Station between the time the units began commercial operation and the effective date of new rates which reflect these costs, in accordance with a stipulation approved by The Public Utilities Commission of Ohio (PUCO) in August 1993. Post-in-service deferred operating expenses in 1992 also reflect deferral of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to Zimmer Station from January 1992 through May 1992, the effective date of new rates which reflected Zimmer Station costs. In accordance with a May 1992 rate order, CG&E began amortizing the deferred expenses associated with Zimmer Station over a 10-year period. CG&E began amortizing the deferred Woodsdale expenses over a 10-year period in accordance with the stipulation approved by the PUCO in August 1993.

   Phase-in deferred depreciation was $8 million for each of 1993 and 1992 as a result of a PUCO ordered phase-in plan, in which rates charged to customers in the early years of the plan are less than that required to fully recover the depreciation expenses related to Zimmer Station (see "Future Outlook" herein).

   Taxes other than income taxes increased $9 million in 1993, $24 million in 1992 and $11 million in 1991 primarily due to increased property taxes resulting from a greater investment in taxable property (including Zimmer and Woodsdale Stations) and higher property tax rates in 1992 and 1991.

Other Income and Deductions
- ---------------------------

     Allowance for funds used during construction (AFC) decreased $11 million for 1993 primarily due to a decrease in construction work in progress associated with the sixth unit of Woodsdale Station being placed in commercial operation in 1993 and the first five units of Woodsdale being placed in commercial operation during 1992. AFC decreased $51 million for 1992 and $68 million in 1991 due to decreases in construction work in progress associated with Zimmer Station being placed in commercial operation in March 1991 and the commercial operation of the first five units of Woodsdale Station in 1992.

   Post-in-service carrying costs decreased $25 million in 1993 and $13 million in 1992 as a result of discontinuing the accrual of carrying costs on Zimmer Station when it was reflected in rates in May 1992. Post-in-service carrying costs for 1993 and 1992 also reflect the accrual of carrying costs on the first five units of Woodsdale Station between the time they began commercial operation and the effective date of new rates approved by the PUCO in August 1993 which reflect Woodsdale Station. Post-in-service carrying costs were $50 million for 1991 as a result of accruing carrying costs on Zimmer Station after it began commercial operation, in accordance with an order of the PUCO. In accordance with the stipulation approved by the PUCO in

August 1993, CG&E began amortizing the post-in-service carrying costs on Zimmer and a portion of the carrying costs on Woodsdale over the useful life of the applicable plant.

   Phase-in deferred return was $35 million for 1993 and $27 million for 1992 as a result of the PUCO ordered phase-in plan, in which rates charged to customers in the early years of the plan will be less than that required to provide the authorized return on investment (see "Future Outlook" herein).

   In November 1993, CG&E wrote off costs associated with Zimmer Station of approximately $223 million, net of taxes. The write-off represents amounts disallowed from rate base by the PUCO in its May 1992 rate order. CG&E had appealed the rate order to the Supreme Court of Ohio; however, in November 1993, the Supreme Court upheld the PUCO on the issue of the disallowance, ruling that the PUCO properly excluded costs related to nuclear fuel, nuclear wind-down activities and AFC from CG&E's rate base.

   Other (net) decreased $10 million in 1993 due to a number of factors, including costs associated with IPALCO Enterprises, Inc.'s intervention in the proposed merger between CG&E and PSI Resources.

   Interest on long-term debt increased $8 million in 1992 and $18 million in 1991 due to the issuance of additional first mortgage bonds.

   Other interest decreased $12 million for 1992 primarily due to interest accrued in 1991 on an Internal Revenue Service settlement regarding the timing of the tax deduction on the 1985 abandonment of facilities not used in the conversion of Zimmer Station.

FUTURE OUTLOOK
- --------------

Merger Agreement
- ----------------

   CG&E has entered into a merger agreement with PSI Resources, Inc., whose principal subsidiary is an Indiana electric utility with a service area contiguous to that of CG&E. Under the merger agreement, CG&E and PSI will become subsidiaries of a newly formed corporation named CINergy Corp., which will be a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). In order to effect the merger, each share of CG&E common stock will be converted into one share of CINergy common stock, and each share of PSI common stock will be converted into that number of shares of CINergy common stock obtained by dividing $30.69 by the average closing price of CG&E common stock for the 15 trading days preceding the fifth day prior to consummation of the merger, provided that the number of shares of CINergy stock to be exchanged for each share of PSI will be no greater than 1.023 and no less than .909. At December 31, 1993, CG&E and PSI had 88.1 million and
57.0 million common shares outstanding, respectively. The merger will be accounted for as a "pooling-of-interests", and will be tax-free for shareholders.

   The merger is subject to approval by the Securities and Exchange Commission (SEC) and the Federal Energy Regulatory Commission (FERC). Shareholders of each company have already approved the CINergy merger at special meetings held in November 1993.

   FERC issued conditional approval of the CINergy merger in August 1993, but several intervenors, including The Public Utilities Commission of Ohio
(PUCO) and the Kentucky Public Service Commission (KPSC), filed for rehearing of that order. On January 12, 1994, FERC withdrew its conditional approval of the merger and ordered the setting of FERC-sponsored settlement procedures to be held.

   On March 4, 1994, CG&E reached a settlement agreement with the PUCO and the Ohio Office of Consumers' Counsel (OCC) on merger issues identified by FERC. On March 2, PSI Energy and Indiana's consumer representatives had reached a similar agreement. Both settlement agreements have been filed with FERC. These documents address, among other things, the coordination of state and federal regulation and the commitment that neither CG&E nor PSI electric base rates, nor CG&E's gas base rates, will rise because of the merger, except to reflect any effects that may result from the divestiture of CG&E's gas operations if ordered by the SEC in accordance with the requirements of PUHCA discussed below.

   CG&E also filed with FERC a unilateral offer of settlement addressing all issues raised in the KPSC's application for rehearing with FERC. Although it is the belief of CG&E and PSI that no state utility commissions have jurisdiction over approval of the proposed merger, an application has been filed with the KPSC to comply with the Staff of the KPSC's position that the KPSC's authorization is required for the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company, by CINergy. As part of the settlement offer, Union Light will agree not to increase gas base rates as a result of the merger except to reflect any effects that may result from the divestiture of Union Light's gas operations discussed below.

   Also included in the filings with FERC were settlement agreements with the city of Hamilton, Ohio, and the Wabash Valley Power Association in Indiana. These agreements resolve issues related to the transmission of power in Ohio and Indiana.

   If the settlement agreements filed with FERC are not acceptable, FERC could set issues for hearing. If a hearing is held by FERC, consummation of the merger would likely be extended beyond the third quarter of 1994.

   CG&E and PSI also submitted to FERC the operating agreement among CINergy Services, Inc., a subsidiary of CINergy, and CG&E and PSI Energy that provides for the coordinated planning and operation of the electric generation and transmission and other facilities of CG&E and PSI as an integrated utility system. It also establishes a framework for the equitable sharing of the benefits and costs of such coordinated operations between CG&E and PSI. The parties to the Ohio and Indiana FERC settlements have agreed to support or not oppose the operating agreement, and the settlements are conditioned upon FERC approving the filed operating agreement without material changes.

   CG&E's filing with FERC also references a separate agreement among CG&E, the Staff of the PUCO, the OCC, and other parties settling issues raised by a November 1993 ruling of the Supreme Court of Ohio on the phased-in electric rate increase ordered by the PUCO in May 1992. The agreement includes a moratorium on increases in base electric rates prior to January 1, 1999 (except under certain circumstances), authorization for CG&E to retain all non-fuel merger savings until 1999, and a commitment by the PUCO that it will support CG&E's efforts to retain CG&E's gas operations in its PUHCA filing with the SEC (see below). Reference is made to "Rate Matters" for additional information.

   PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates the rendering of services by holding company affiliates to the system's utilities. PUHCA has been interpreted to preclude the ownership of both electric and gas utility systems. As a result, the SEC may require divestiture of the Company's gas properties within a reasonable time after the merger. CG&E believes good arguments exist to allow retention of its gas assets and will request that it be allowed to do so.

   Originally, the merger agreement provided that CG&E and PSI would be merged into CINergy as an Ohio corporation. Under this structure CG&E and PSI would have become operating divisions of CINergy, ceasing to exist as separate corporations, and CINergy would not have been subject to the restrictions imposed by PUHCA. However, The Indiana Utility Regulatory Commission (IURC) dismissed PSI's application for approval of the transfer of its license or property to a non-Indiana corporation. The IURC's decision has been appealed and the original merger structure could be reinstated if the appeal is successful.

   Unless otherwise noted, the following discussion pertains solely to CG&E and its subsidiary companies, and any projections or estimates contained therein do not reflect the pending merger.

Capital Requirements
- --------------------

   For 1994, construction expenditures are estimated to be $192 million, including $5 million of AFC, and over the next five years, (1994-1998), construction expenditures are estimated to be $1,343 million, including
$54 million of AFC. These estimates are under continuing review and subject to adjustment. Also during the next five years, a total of $142 million will be required for the redemption of long-term debt and cumulative preferred stock.

   Included in CG&E's five-year construction program is $566 million for electric production projects, $91 million for electric transmission facilities, $379 million in electric distribution expenditures and $224 million in gas distribution expenditures. Of the projected expenditures, about $248 million is associated with construction of additional baseload and peaking capacity, some of which will be deferred under the CINergy merger.

Capital Resources
- -----------------

   Internally generated funds provided 85% of the amount needed for construction during 1993. Over the past five years, internally generated funds provided 47% of the amount needed for construction. For the next five years (1994-1998), CG&E expects funds from operations to provide a greater portion of the amount needed for construction expenditures than in the prior five-year period, primarily as a result of decreased construction requirements and the recovery through rates of CG&E's investment in Zimmer and Woodsdale Stations.

   CG&E contemplates future debt and equity financings in the capital markets and the issuance of additional shares of common stock through its employee stock purchase plans and Dividend Reinvestment and Stock Purchase Plan. Short-term indebtedness will be used to supplement internal sources of funds for the interim financing of the construction program. The Company may continue to sell additional securities, from time to time, beyond what is needed for capital requirements to allow the early refinancing of existing securities. For information regarding the refinancing of long-term debt, see
Note 2 to the Consolidated Financial Statements.

   Under the terms of CG&E's first mortgage indenture, at December 31, 1993, CG&E would have been able to issue approximately $900 million of additional first mortgage bonds at current interest rates.

   As a result of the write-off of a portion of Zimmer Station in November 1993, CG&E will have inadequate coverage to meet the requirements of its articles of incorporation for issuing additional shares of preferred stock from March 1994 to late December 1994.

   CG&E has a $200 million bank revolving credit agreement that will expire in September 1996. The agreement provides a back-up source of funds for CG&E's commercial paper program. CG&E has not made any borrowings under this agreement.

   CG&E and its subsidiaries had lines of credit at December 31, 1993, of $123 million, of which $102 million remained unused. CG&E and its subsidiaries are currently authorized to have a maximum of $235 million of short-term notes outstanding.

   Current credit ratings for the Companies securities are provided in the following table.

                                            Moody s
                                           Investors   Standard     Duff &
                                            Service    & Poor's   Phelps, Inc.
                                           ---------   --------   ------------
The Cincinnati Gas & Electric Company
    First Mortgage Bonds...............       Baa1        BBB+        BBB+
    Preferred Stock....................       baa2        BBB         BBB
The Union Light, Heat and Power Company
    First Mortgage Bonds...............       Baa1        BBB+     Not Rated

    CG&E's securities have been placed on credit watch by Standard & Poor s and Duff & Phelps for a possible upgrade upon consummation of the merger with PSI.

Rate Matters
- ------------

     Over the past two years, the Company has received a number of electric and gas rate increases that will positively impact future earnings. The primary reasons for the electric rate increases were recovery of CG&E's investment in Zimmer Station, Woodsdale Station and other facilities used to serve customers. The gas rate increases reflect investments in new and replacement gas mains and facilities. As part of an August 1993 stipulation, CG&E has agreed not to increase electric or gas base rates prior to June 1, 1995, excluding rate filings made under certain circumstances, such as to address financial emergencies or to reflect savings associated with the merger with PSI.

    In August 1993, the PUCO approved a stipulation authorizing CG&E to increase annual electric revenues by $41.1 million and increase annual gas revenues by $19.1 million. In May 1992, the PUCO authorized CG&E to increase electric revenues by $116.4 million to be phased in over a three-year period through annual increases beginning each May of $37.8 million in 1992, $38.8 million in 1993 and $39.8 million in 1994.

    In response to an appeal by CG&E of the PUCO's May 1992 rate order, the Supreme Court of Ohio ruled, in November 1993, that the PUCO did not have authority to order the phased-in rate increase, and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. The Court also said the PUCO must provide a mechanism which allows CG&E to recover costs being deferred under the phase-in plan through the date of the order on remand. At December 31, 1993, CG&E had deferred $70 million of costs, net of taxes, related to the phase-in plan.

    In March 1994, CG&E negotiated a settlement agreement with the PUCO
Staff, the Ohio Office of Consumers' Counsel and other intervenors to address the November 1993 ruling by the Supreme Court of Ohio. As part of the agreement, CG&E has agreed not to seek early implementation of the third phase of the May 1992 rate increase, which means the $39.8 million increase will take effect in May 1994 as originally scheduled. CG&E also agreed that it would not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven year period contemplated in the May 1992 PUCO order. In addition, if the merger with PSI is consummated, CG&E has agreed not to increase base electric rates prior to January 1, 1999, except for increases in taxes, changes in federal or state environmental laws, PUCO actions affecting electric utilities in general and financial emergencies.

    The settlement agreement also permits CG&E to retain all non-fuel savings from the merger until 1999 and calls for merger-related transaction costs, or any other accounting deferrals, to be amortized over a period ending by January 1, 1999.

    Other provisions of the agreement are: (i) if the merger is not completed, CG&E can raise electric rates in May 1995 by $21 million to provide accelerated recovery of phase-in deferrals; (ii) the PUCO and OCC will have access to information about CINergy and affiliated companies; (iii) the PUCO will support, before the Securities and Exchange Commission, CG&E's efforts to retain its gas operations and other parties will not oppose efforts to retain the gas properties; and (iv) contracts of CG&E with affiliated companies under the merger that are to be filed with the Securities and Exchange Commission must first be filed with the PUCO for its review and copies provided to the OCC.

Regulation and Legislation
- --------------------------

    CG&E presently estimates that capital expenditures needed to comply with the Clean Air Act Amendments of 1990 (Air Act) will be between $125 million and $150 million through the year 2000. The construction program discussed under "Capital Requirements" includes expenditures of $73 million over the next five years in order to comply with the Air Act. Compliance with the Air Act also will increase operating costs. CG&E expects that its cost of compliance with the Air Act will be recoverable through rates.

    In April 1992, FERC issued Order 636 which restructures the relationships between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 will result in changes in the way CG&E and Union Light purchase gas supplies and contract for transportation and storage services, and will result in increased risks in managing the ability to meet demand.

    Order 636 also allows pipelines to recover transition costs they incur in complying with the Order from customers, including CG&E and Union Light. An agreement between CG&E and residential and industrial customer groups regarding recovery of these transition costs has been submitted to the PUCO for approval. Order 636 transition costs are not expected to significantly impact the Company.

    The Energy Policy Act of 1992 addresses several matters affecting electric utilities including mandated open access to the electric transmission system and greater encouragement of independent power production and cogeneration. Although CG&E cannot predict the long-term consequences the Energy Act will have, the Company intends to aggressively pursue the opportunities presented by the Act.

Environmental Issues
- --------------------

    The United States Environmental Protection Agency (U.S. EPA) alleges that CG&E is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so named. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning the site, estimated by the U.S. EPA to be $27 million.

Accounting Standards
- --------------------

    In recent years several new accounting standards have been issued by the Financial Accounting Standards Board. While the impact on earnings and cash flow associated with the new standards has been relatively minor, these accounting changes do affect the recognition and presentation of amounts reported in the Company's financial statements. For information in addition to that provided below on recently adopted accounting standards, see Note 1 to the Consolidated Financial Statements.

    In 1993, CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 requires the accrual of the expected cost of providing postretirement benefits other than pensions to an employee and the employee's covered dependents during the employee's active working career. SFAS No. 106 also requires the recognition of the actuarially determined total postretirement benefit obligation earned by existing retirees. In August 1993, the PUCO, under whose jurisdiction the majority of these costs fall, authorized CG&E to begin recovering SFAS No. 106 costs. The adoption of SFAS No. 106 did not have a material effect on results of operations.

    Also in 1993, CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). SFAS No. 109 requires deferred tax recognition for all temporary differences in accordance with the liability method, requires that deferred tax liabilities and assets be adjusted for enacted changes in tax laws or rates and prohibits net-of-tax accounting and reporting. The Company believes it is probable that the net future increases in income taxes payable will be recovered from customers through future rates and, accordingly, has recorded a net regulatory asset at December 31, 1993. Adoption of SFAS No. 109 had no impact on results of operations.

    In 1993, CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires the accrual of the cost of certain postemployment benefits provided to former or inactive employees. The adoption of SFAS No. 112 did not have a material effect on results of operations.

Inflation
- ---------
    Over the past several years, the rate of inflation has been relatively low. The Company believes that the recent inflation rates do not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

Item 8.  Financial Statements and Supplementary Data
- -------  -------------------------------------------

                                        The Cincinnati Gas & Electric Company
                                                And Subsidiary Companies


                                            CONSOLIDATED STATEMENT OF INCOME

                                                                  for the years ended December 31,
                                                                  1993          1992          1991
                                                                       (Thousands of Dollars)
OPERATING REVENUES
      Electric.............................................    $1,282,445    $1,159,456    $1,147,395
      Gas..................................................       469,296       393,970       370,703
                                                               ----------    ----------    ----------
          Total operating revenues.........................     1,751,741     1,553,426     1,518,098
                                                               ----------    ----------    ----------
OPERATING EXPENSES
      Gas purchased........................................       280,836       228,272       212,004
      Fuel used in electric production.....................       333,279       321,074       331,012
      Other operation......................................       279,866       264,779       270,261
      Maintenance..........................................       108,857       104,780       120,796
      Provision for depreciation...........................       152,061       140,996       130,592
      Post-in-service deferred operating
        expenses - net (Note 1)............................        (6,471)      (27,799)         --
      Phase-in deferred depreciation (Note 1)..............        (8,524)       (8,468)         --
      Taxes other than income taxes (Schedule on page 43)..       183,367       174,072       150,480
      Income taxes (Schedule on page 43)...................       108,970        96,019        89,781
                                                               ----------    ----------    ----------
          Total operating expenses.........................     1,432,241     1,293,725     1,304,926
                                                               ----------    ----------    ----------
OPERATING INCOME                                                  319,500       259,701       213,172
                                                               ----------    ----------    ----------
OTHER INCOME AND DEDUCTIONS
      Allowance for other funds used during construction...         3,154         9,966        44,596
      Post-in-service carrying costs (Note 1)..............        12,100        36,655        50,079
      Phase-in deferred return (Note 1)....................        35,334        26,609          --
      Write-off of a portion of Zimmer Station (Note 5)....      (234,844)         --            --
      Income taxes-credit (Schedule on page 43 and Note 1)
          Related to write-off of a portion of Zimmer
           Station.........................................        12,085          --            --
          Other............................................         9,405        27,386        40,686
      Other - net..........................................        (9,551)          376         5,256
                                                               ----------    ----------    ----------
          Total other income and deductions................      (172,317)      100,992       140,617
                                                               ----------    ----------    ----------
INCOME BEFORE INTEREST CHARGES.............................       147,183       360,693       353,789
                                                               ----------    ----------    ----------
INTEREST CHARGES
      Interest on long-term debt...........................       153,693       159,330       150,953
      Other interest.......................................         2,449         2,801        14,960
      Amortization of debt discount, premium and other.....         3,351         3,918         4,414
      Allowance for borrowed funds used during
        construction - credit..............................        (3,586)       (7,617)      (23,534)
                                                               ----------    ----------    ----------
          Net interest charges.............................       155,907       158,432       146,793
                                                               ----------    ----------    ----------
NET INCOME (LOSS)..........................................        (8,724)      202,261       206,996
      Preferred dividends..................................        25,160        27,610        24,529
                                                               ----------    ----------    ----------
EARNINGS (LOSS) ON COMMON SHARES...........................    $  (33,884)   $  174,651    $  182,467
                                                               ==========    ==========    ==========
AVERAGE NUMBER OF COMMON SHARES
      OUTSTANDING (000) (Note 3)...........................        87,335        85,593        82,311
EARNINGS (LOSS) PER COMMON SHARE (Note 3)..................    $     (.39)   $     2.04    $     2.21
DIVIDENDS DECLARED PER COMMON SHARE (Note 3)...............    $ 1.67 1/2    $ 1.65 1/3    $ 1.65 1/3

The accompanying notes are an integral part of the financial statements and schedules.

                                    The Cincinnati Gas & Electric Company
                                           And Subsidiary Companies


                                     CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                 for the years ended December 31,
                                                                  1993         1992         1991
                                                                      (Thousands of Dollars)
CASH FLOWS FROM OPERATIONS
  Net Income (Loss)..........................................  $   (8,724)  $  202,261   $  206,996
                                                               ----------   ----------   ----------
  Adjustments to reconcile net income to net cash:
    Deferred gas and electric fuel costs - net...............       3,914       (1,394)      16,949
    Depreciation.............................................     152,061      140,996      130,592
    Post-in-service deferred operating expenses-net (Note 1).      (6,471)     (27,799)       --
    Phase-in deferred depreciation (Note 1)..................      (8,524)      (8,468)       --
    Allowance for other funds used during construction.......      (3,154)      (9,966)     (44,596)
    Post-in-service carrying costs (Note 1)..................     (12,100)     (36,655)     (50,079)
    Phase-in deferred return (Note 1)........................     (35,334)     (26,609)       --
    Deferred income taxes and investment tax credits-net.....      35,720       46,451       15,203
    Write-off of a portion of Zimmer Station (Note 5)........     234,844        --           --
    Deferred income taxes and investment tax credits related
       to write-off of a portion of Zimmer Station...........     (12,085)       --           --
    Other - net..............................................      19,403       13,666       (3,002)
    Change in current assets and liabilities:
       Receivables and unbilled revenues.....................     (38,040)     (15,279)     (32,011)
       Materials, supplies and fuel..........................       3,567      (12,206)     (11,219)
       Other current assets..................................      (4,543)     (10,142)     (20,779)
       Accounts payable and other current liabilities........      20,564        7,225       14,866
                                                               ----------   ----------   ----------
         Total adjustments...................................     349,822       59,820       15,924
                                                               ----------   ----------   ----------
         Net cash provided by operations.....................     341,098      262,081      222,920
                                                               ----------   ----------   ----------

CASH FLOWS FROM INVESTING
  Construction expenditures (less allowance for other funds
    used during construction)................................    (198,709)    (219,767)    (365,648)
  Zimmer Station escrow fund.................................       --           --          23,250
                                                               ----------   ----------   ----------
         Net cash used in investing activities...............    (198,709)    (219,767)    (342,398)
                                                               ----------   ----------   ----------

CASH FLOWS FROM FINANCING
  Common stock proceeds......................................      43,986       41,210      137,278
  Preferred stock proceeds...................................       --          79,300       79,300
  Long-term debt proceeds....................................     297,000      361,835      109,398
  Retirement of long-term debt and cumulative
    preferred stock..........................................    (294,455)    (440,561)      (3,033)
  Net short-term borrowings..................................     (15,500)      21,500       15,988
  Dividends paid on common shares............................    (145,942)    (141,132)    (134,361)
  Dividends paid on preferred shares.........................     (25,160)     (27,452)     (24,567)
                                                               ----------   ----------   ----------
         Net cash provided by (used in) financing activities.    (140,071)    (105,300)     180,003
                                                               ----------   ----------   ----------

         Net increase (decrease) in cash and temporary
             cash investments................................       2,318      (62,986)      60,525
Cash and temporary cash investments - beginning of year......       2,252       65,238        4,713
                                                               ----------   ----------   ----------
Cash and temporary cash investments - end of year............  $    4,570   $    2,252   $   65,238
                                                               ==========   ==========   ==========

The accompanying notes are an integral part of the financial statements and schedules.

                                    The Cincinnati Gas & Electric Company
                                           And Subsidiary Companies



                                          CONSOLIDATED BALANCE SHEET

                                                                                      December 31,
                                                                                  1993            1992
                                                                                 (Thousands of Dollars)
ASSETS

PROPERTY, PLANT AND EQUIPMENT, at original cost (Notes 2, 9 and 10)
  In service -
    Electric...............................................................     $4,393,798      $4,469,479
    Gas....................................................................        611,579         577,097
    Common.................................................................        183,225         116,459
                                                                                ----------      ----------
                                                                                 5,188,602       5,163,035
    Less - Accumulated provisions for depreciation.........................      1,472,313       1,362,468
                                                                                ----------      ----------
      Net property, plant and equipment in service.........................      3,716,289       3,800,567
  Construction work in progress............................................         69,351         144,848
                                                                                ----------      ----------
                                                                                 3,785,640       3,945,415
                                                                                ----------      ----------

OTHER PROPERTY AND INVESTMENTS.............................................         18,559          19,783
                                                                                ----------      ----------

CURRENT ASSETS
  Cash (Note 6)............................................................          4,570           2,252
  Accounts receivable less accumulated provision of $14,906,000 in 1993
    and $12,114,000 in 1992 for doubtful accounts..........................        206,210         197,809
  Accrued unbilled revenues................................................        105,955          76,316
  Materials supplies and fuel at average cost
    Fuel for use in electric production....................................         54,358          65,783
    Gas stored for current use.............................................         36,048          26,960
    Other..................................................................         62,111          63,341
  Property taxes applicable to subsequent year.............................        107,410         102,316
  Prepayments..............................................................         29,053          29,495
  Other....................................................................            133             242
                                                                                ----------      ----------
                                                                                   605,848         564,514
                                                                                ----------      ----------
OTHER ASSETS
  Post-in-service carrying costs and deferred operating expenses (Note 1)..        154,636         114,533
  Phase-in deferred return and depreciation (Note 1).......................         83,431          35,077
  Amounts due from customers-income taxes (Note 1).........................        387,748           --
  Other....................................................................        107,661         122,870
                                                                                ----------      ----------
                                                                                   733,476         272,480
                                                                                ----------      ----------
                                                                                $5,143,523      $4,802,192
                                                                                ==========      ==========

The accompanying notes are an integral part of the financial statements and schedules.

                                    The Cincinnati Gas & Electric Company
                                           And Subsidiary Companies



                                          CONSOLIDATED BALANCE SHEET

                                                                                      December 31,
                                                                                  1993            1992
                                                                                 (Thousands of Dollars)
LIABILITIES AND SHAREHOLDERS' EQUITY

CAPITALIZATION (Schedules on pages 41 and 42)
  Common shareholders equity...............................................     $1,519,257      $1,655,130
  Cumulative preferred shares (Note 4) -
    Not subject to mandatory redemption....................................        120,000         120,000
    Subject to mandatory redemption........................................        210,000         210,000
  Long-term debt (Note 2)..................................................      1,829,061       1,809,863
                                                                                ----------      ----------
                                                                                 3,678,318       3,794,993
                                                                                ----------      ----------


CURRENT LIABILITIES
  Current portion of bonds.................................................          --              6,500
  Notes payable (Note 6)
      -bank................................................................         31,000          33,500
      -commercial paper....................................................          --             13,000
      -other...............................................................             13              13
  Accounts payable.........................................................        122,620         117,268
  Dividends payable on preferred shares ...................................          6,290           6,290
  Accrued taxes............................................................        222,219         207,197
  Accrued interest on debt.................................................         29,123          28,434
  Other current and accrued liabilities....................................         29,496          29,995
                                                                                ----------      ----------
                                                                                   440,761         442,197
                                                                                ----------      ----------


DEFERRED CREDITS AND OTHER
  Deferred income taxes (Note 1)...........................................        733,224         307,139
  Investment tax credits...................................................        141,520         147,663
  Accrued pension cost (Note 1)............................................         41,826          37,295
  Other liabilities and deferred credits...................................        107,874          72,905
                                                                                ----------      ----------
                                                                                 1,024,444         565,002
                                                                                ----------      ----------

                                                                                $5,143,523      $4,802,192
                                                                                ==========      ==========

The accompanying notes are an integral part of the financial statements and schedules.

                                    The Cincinnati Gas & Electric Company
                                           And Subsidiary Companies


                      CONSOLIDATED STATEMENT OF CHANGES IN COMMON SHAREHOLDERS' EQUITY

                                                                        for the years ended December 31,
                                                                       1993           1992           1991
                                                                              (Thousands of Dollars)
COMMON SHARES (Note 3)
Balance, beginning of year......................................   $  734,307     $  719,893     $  664,040
  $8.50 par value of 1,673,058, 1,695,770, and 6,570,879 shares
    sold in 1993, 1992 and 1991, respectively...................       14,221         14,414         55,853
                                                                   ----------     ----------     ----------
Balance, end of year............................................   $  748,528     $  734,307     $  719,893
                                                                   ==========     ==========     ==========






ADDITIONAL PAID-IN CAPITAL (Note 3)
Balance, beginning of year......................................   $  284,486     $  257,215     $  176,557
  Premium on sale of common shares..............................       29,765         26,796         84,528
  Retirement of cumulative preferred stock......................        --             1,757             40
  Common stock issuance expenses................................          (33)          (407)        (3,134)
  Cumulative preferred stock issuance expenses..................        --              (875)          (776)
                                                                   ----------     ----------     ----------
Balance, end of year............................................   $  314,218     $  284,486     $  257,215
                                                                   ==========     ==========     ==========






RETAINED EARNINGS
Balance, beginning of year......................................   $  636,337     $  606,478     $  558,412
  Net income (loss).............................................       (8,724)       202,261        206,996
  Cash dividends declared on capital shares -
    Cumulative preferred (See page 41 for rates)................      (25,160)       (27,610)       (24,529)
    Common (See page 36 for rates)..............................     (145,942)      (141,132)      (134,361)
  Retirement of cumulative preferred stock......................        --            (3,660)           (40)
                                                                   ----------     ----------     ----------
Balance, end of year............................................   $  456,511     $  636,337     $  606,478
                                                                   ==========     ==========     ==========


The accompanying notes are an integral part of the financial statements and schedules.

                                   The Cincinnati Gas & Electric Company
                                          And Subsidiary Companies


                  SCHEDULE OF COMMON SHAREHOLDERS' EQUITY AND CUMULATIVE PREFERRED SHARES

                                                                                   December 31,
                                                                               1993           1992
                                                                             (Thousands of Dollars)
COMMON SHAREHOLDERS' EQUITY
Common shares, par value $8.50 per share (Note 3) -
  Authorized-120,000,000 shares
  Outstanding-88,062,083 and 86,389,025 shares, respectively........        $  748,528     $  734,307
Additional paid-in capital..........................................           314,218        284,486
Retained earnings...................................................           456,511        636,337
                                                                            ----------     ----------
      Total common shareholders equity..............................        $1,519,257     $1,655,130
                                                                            ==========     ==========



CUMULATIVE PREFERRED SHARES - not subject to mandatory redemption
  Par value $100 per share (Note 4) -
  Outstanding -
    4% series-270,000 shares (redeemable, upon call, at $108).......        $   27,000     $   27,000
    4 3/4% series-130,000 shares (redeemable, upon call, at $101)...            13,000         13,000
    7.44% series-400,000 shares (redeemable, upon call, at $101)....            40,000         40,000
    9.28% series-400,000 shares (redeemable, upon call, at $101)....            40,000         40,000
                                                                            ----------     ----------
                                                                            $  120,000     $  120,000
                                                                            ==========     ==========


CUMULATIVE PREFERRED SHARES - subject to mandatory redemption
  Par value $100 per share (Note 4) -
  Outstanding -
    9.15% series-500,000 shares (redeemable, upon call, prior to
      July 1, 1994 at $107.32; reduced amounts thereafter)..........        $   50,000     $   50,000
    7 7/8% series-800,000 shares (subject to mandatory redemption on
      January 1, 2004 at $100; not redeemable prior to that date)...            80,000         80,000
    7 3/8% series-800,000 shares (redeemable, upon call, after
      August 1, 2002 at $100).......................................            80,000         80,000
                                                                            ----------     ----------
                                                                            $  210,000     $  210,000
                                                                            ==========     ==========


The accompanying notes are an integral part of the financial statements and schedules.

                                   The Cincinnati Gas & Electric Company
                                         And Subsidiary Companies


                                         SCHEDULE OF LONG-TERM DEBT

                                                                                        December 31,
                                                                                   1993              1992
                                                                                   (Thousands of Dollars)
The Cincinnati Gas & Electric Company
   First mortgage bonds -
     8 3/4 % series due 1996...........................................             --              110,000
     5 7/8 % series due 1997...........................................            30,000            30,000
     6 1/4 % series due 1997...........................................           100,000           100,000
     7 3/8 % series due 1999...........................................            50,000            50,000
     8 5/8 % series due 2000...........................................            60,000            60,000
     7 3/8 % series due 2001...........................................            60,000            60,000
     7 1/4 % series due 2002...........................................           100,000           100,000
     8 1/8 % series due 2003...........................................            60,000            60,000
     9.15  % series due 2004...........................................             --               60,000
     8.55  % series due 2006...........................................            75,000            75,000
     9 1/8 % series due 2008...........................................            75,000            75,000
     9 5/8 % series A and B due 2013...................................            31,700            31,700
     10 1/8% series due 2015...........................................            84,000            84,000
     9 1/4 % series due 2016...........................................             --              110,000
     9.70  % series due 2019...........................................           100,000           100,000
     10 1/8% series due 2020...........................................           100,000           100,000
     10.20 % series due 2020...........................................           150,000           150,000
     8.95  % series due 2021...........................................           100,000           100,000
     8 1/2 % series due 2022...........................................           100,000           100,000
     7.20  % series due 2023...........................................           300,000             --
                                                                               ----------         ---------
                                                                                1,575,700         1,555,700
                                                                               ----------         ---------
   Other long-term debt -
     6.50% through 8 1/2% due 1993 through 2022........................            75,733            75,746
     Variable rate due 2013 and 2015...................................           100,000           100,000
                                                                               ----------         ---------
                                                                                  175,733           175,746
                                                                               ----------         ---------
                                                                                1,751,433         1,731,446
                                                                               ----------         ---------
The Union Light Heat and Power Company
   First mortgage bonds -
     4 3/8 % series due 1993...........................................             --                6,500
     6 1/2 % series due 1999...........................................            20,000            20,000
     8     % series due 2003...........................................            10,000            10,000
     9 1/2 % series due 2008...........................................            10,000            10,000
     9.70  % series due 2019...........................................            20,000            20,000
     10 1/4% series due 2020...........................................            30,000            30,000
                                                                               ----------         ---------
                                                                                   90,000            96,500
                                                                               ----------         ---------

Other Subsidiary Companies' Debt.......................................             1,475             1,475
Less current maturities................................................                13             6,513
Unamortized premium (discount) - net...................................           (13,834)          (13,045)
                                                                               ----------         ---------
          Total long-term debt.........................................        $1,829,061        $1,809,863
                                                                               ==========         =========


The accompanying notes are an integral part of the financial statements and schedules.

                                 The Cincinnati Gas & Electric Company
                                        And Subsidiary Companies


                                            SCHEDULE OF TAXES

                                                                  for the years ended December 31,
                                                                   1993         1992         1991
                                                                       (Thousands of Dollars)
TAXES OTHER THAN INCOME TAXES
Property.......................................................  $ 104,979    $  98,426    $  77,444
Public Utility Gross Receipts..................................     61,765       59,441       56,785
Payroll........................................................     12,202       12,136       12,075
Other..........................................................      4,421        4,069        4,176
                                                                 ---------    ---------    ---------
                                                                 $ 183,367    $ 174,072    $ 150,480
                                                                 =========    =========    =========
INCOME TAXES
Included in operating expenses -
  Currently payable............................................  $  69,009    $  53,640    $  74,366
  Deferred - net
    Liberalized depreciation...................................     42,787       41,902       27,985
    Gas costs..................................................        806        2,328       (6,053)
    Post-in-service deferred operating expenses................      2,406        7,520        --
    Alternative minimum tax credit carryforward................      6,598       (6,598)       --
    Property taxes.............................................    (11,416)       6,463        1,547
    Systems costs capitalized..................................        (46)        (190)       6,441
    Other......................................................      3,856       (3,207)      (9,387)
  Investment tax credits - net.................................     (5,030)      (5,839)      (5,118)
                                                                 ---------    ---------    ---------
         Total.................................................    108,970       96,019       89,781
                                                                 ---------    ---------    ---------
Included in other income and deductions (Note 1) -
  Currently payable............................................     (5,164)     (31,457)     (40,468)
  Deferred - net
    Alternative minimum tax credit carryforward................     (2,759)       2,759        --
    Write-off of a portion of Zimmer Station...................    (10,972)       --           --
    Other......................................................     (1,482)       1,312         (218)
  Investment tax credits related to write-off of a portion
      of Zimmer Station........................................     (1,113)       --           --
                                                                 ---------    ---------    ---------
         Total.................................................    (21,490)     (27,386)     (40,686)
                                                                 ---------    ---------    ---------
         Total provision.......................................  $  87,480    $  68,633    $  49,095
                                                                 =========    =========    =========
Analysis of provision -
  Federal income taxes.........................................  $  84,885    $  67,335    $  47,341
  State income taxes...........................................      2,595        1,298        1,754
                                                                 ---------    ---------    ---------
                                                                 $  87,480    $  68,633    $  49,095
                                                                 =========    =========    =========
COMPUTATION OF FEDERAL INCOME TAX PROVISION
Pre-tax income.................................................  $  76,161    $ 269,596    $ 254,337
                                                                 =========    =========    =========
Tax at statutory Federal income tax rate applied
  to pre-tax income............................................  $  26,656    $  91,663    $  86,474
Changes in Federal income taxes resulting from -
  Allowance for funds used during construction
    which does not constitute taxable income...................     (8,266)     (24,898)     (36,796)
  Excess of book depreciation over tax depreciation............      8,529        7,721        9,753
  Cost of removal for property retired.........................     (1,625)      (2,235)      (2,064)
  Amortization of investment tax credits.......................     (5,833)      (5,473)      (5,849)
  Write-off of a portion of Zimmer Station.....................     69,365        --           --
  Other-net....................................................     (3,941)         557       (4,177)
                                                                 ---------    ---------    ---------
         Federal income tax provision..........................  $  84,885    $  67,335    $  47,341
                                                                 =========    =========    =========


The accompanying notes are an integral part of the financial statements and schedules.

                  The Cincinnati Gas & Electric Company
                        And Subsidiary Companies

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:     CG&E and its subsidiaries
follow the Uniform Systems of Accounts prescribed by the Federal Energy Regulatory Commission (FERC), and are subject to the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation". The more significant accounting policies are summarized below:

PRINCIPLES OF CONSOLIDATION. All subsidiaries of CG&E are included in the consolidated statements. Intercompany items and transactions have been eliminated.

UTILITY PLANT. Property, plant and equipment is stated at the original cost of construction, which includes payroll and related costs such as taxes, pensions and other fringe benefits, general and administrative costs, and an allowance for funds used during construction.

REVENUES AND FUEL. CG&E and its subsidiaries recognize revenues for gas and electric service rendered during the month, which includes revenue for sales unbilled at the end of each month. CG&E and The Union Light, Heat and Power Company (Union Light) expense the costs of gas and electricity purchased and the cost of fuel used in electric production as recovered through revenues and defer the portion of these costs recoverable or refundable in future periods.

DEPRECIATION AND MAINTENANCE. The Companies determine their provision for depreciation using the straight-line method and by the application of rates to various classes of property, plant and equipment. The rates are based on periodic studies of the estimated service lives and net cost of removal of the properties. The percentages of the annual provisions for depreciation to the weighted average of depreciable property during the three years ended
December 31, 1993, were equivalent to:

                             1993      1992      1991
                             ------------------------

          Electric . . . .    2.9       2.9       3.0
          Gas  . . . . . .    2.7       2.6       2.6
          Common . . . . .    4.0       3.1       3.1

     In a May 1992 rate order, The Public Utilities Commission of Ohio (PUCO) authorized changes in depreciation accrual rates on CG&E's electric and common plant. The changes resulted in an annual decrease in depreciation expense of about $9 million.

     Expenditures for maintenance and repairs of units of property, including renewals of minor items, are charged to the appropriate maintenance expense accounts. A betterment or replacement of a unit of property is accounted for as an addition and retirement of property, plant and equipment. At the time of such a retirement, the accumulated provision for depreciation is charged with the original cost of the property retired and also for the net cost of removal.

INCOME TAXES. For income tax purposes, CG&E and its subsidiaries use liberalized depreciation methods and deduct removal costs as incurred. Consistent with regulatory treatment, CG&E and its subsidiaries currently provide for deferred taxes arising from the use of liberalized depreciation for operations regulated by state utility commissions, and for income tax deferrals on all timing differences for operations regulated by FERC. Although CG&E does not provide for deferred taxes resulting from the use of liberalized depreciation for property additions subject to PUCO jurisdiction made prior to October 1978, CG&E is allowed to collect through rates the income taxes payable in the future as a result of using liberalized depreciation for such property.

     CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109), in 1993.
SFAS No. 109 requires deferred tax recognition for all temporary differences in accordance with the liability method, requires that deferred tax liabilities and assets be adjusted for enacted changes in tax laws or rates and prohibits net-of-tax accounting and reporting. The Company believes it is probable that the net future increases in income taxes payable will be recovered from customers through future rates and, accordingly, has recorded a net regulatory asset at December 31, 1993. Adoption of SFAS No. 109 had no impact on results of operations.

     The following are the tax effects of temporary differences resulting in deferred tax assets and liabilities:

                                                      December 31,  January 1,
                                                          1993         1993
                                                      ------------  ----------
                                                             (Thousands)
Deferred tax liabilities
  Depreciation and other plant related items--net...    $ 631,602    $ 641,597
  Income taxes due from customers--net..............      106,111      113,383
  Deferred expenses and carrying costs..............       70,569       57,064
  Other liabilities.................................       38,407       49,694
                                                        ---------    ---------
                                                          846,689      861,738
                                                        ---------    ---------

Deferred tax assets
  Investment tax credits............................       49,867       50,538
  Other assets......................................       63,598       55,705
                                                        ---------    ---------
                                                          113,465      106,243
                                                        ---------    ---------
         Net deferred tax liability.................    $ 733,224    $ 755,495
                                                        =========    =========

     The following table reconciles the change in the net deferred tax liability to the deferred income tax expense included in the accompanying Consolidated Statement of Income for the year ended December 31, 1993:

                                                                   (Thousands)
Net change in deferred tax liability per above table.............   $(22,271)
Change in amounts due from customers - income taxes..............     52,049
                                                                    --------
   Deferred income tax expense for the year
     ended December 31, 1993.....................................   $ 29,778
                                                                    ========

     In August 1993, President Clinton signed into law the Omnibus Budget Reconciliation Act of 1993. Among the Act's provisions is an increase in the corporate Federal income tax rate from 34% to 35%, retroactive to January 1, 1993. Under SFAS No. 109, the increase in the tax rate has resulted in an increase in the net deferred tax liability and in income tax related regulatory assets. In the above table, this increase in regulatory assets has been included in "Change in amounts due from customers - income taxes". The increase in the Federal income tax rate has not had a material impact on the Company's results of operations.

RETIREMENT INCOME PLANS. CG&E and its subsidiaries have trusteed non-contributory retirement income plans covering substantially all regular employees. The benefits are based on the employee's compensation, years of service, and age at retirement. The Companies funding policy is to contribute annually to the plans an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes.

     The plans funded status and amounts recognized on the Consolidated Balance Sheet for the years 1993 and 1992 are presented below:

                                                                                  December 31,
                                                                              1993            1992
                                                                            --------        --------
                                                                                  (Thousands)
    Actuarial present value of benefit obligation:
        Vested benefit obligation.......................................    $328,075        $294,114
        Nonvested benefit obligation....................................      32,286          26,891
                                                                            --------        --------
    Total accumulated benefit obligation................................     360,361         321,005
    Projected future compensation increases.............................     110,332         101,915
                                                                            --------        --------
    Projected benefit obligation for service rendered...................     470,693         422,920
    Plans' assets at fair value, primarily stocks and bonds.............     423,052         417,551
                                                                            --------        --------
    Plans' assets in excess of (less than) projected benefit obligation.     (47,641)         (5,369)
    Unrecognized net gain...............................................     (15,970)        (55,936)
    Unrecognized prior service cost.....................................      29,149          31,995
    Unrecognized net transition asset...................................      (7,364)         (7,985)
                                                                            --------        --------
            Accrued pension cost........................................    $(41,826)       $(37,295)
                                                                            ========        ========

     During 1992, the Company recorded $28.4 million of accrued pension cost in accordance with Statement of Financial Accounting Standards No. 88, "Employers Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits". This amount represented the costs associated with additional benefits extended in connection with an early retirement program and workforce reduction discussed below.

     The following assumptions were used in accounting for pensions:

                                                                          1993        1992        1991
                                                                          ----        ----        ----
    Discount rate used to determine actuarial present value of the
           projected benefit obligation...............................    7.50%       8.25%       8.25%
    Assumed rate of increase in future compensation levels used to determine actuarial present value of the projected
           benefit obligation.........................................    5.00%       5.75%       5.75%
    Expected long-term rate of return on plans' assets................    9.50%       9.50%       9.50%

     Net pension cost for the years 1993, 1992 and 1991 included the following components:

                                                                     1993          1992          1991
                                                                     ----          ----          ----
                                                                               (Thousands)
    Service cost -- benefits earned...........................    $  9,174      $  8,767      $  7,973
    Interest cost on projected benefit obligation.............      34,475        30,424        27,903
    Reduction in pension costs from actual return on assets...     (31,371)      (27,015)      (76,705)
    Net amortization and deferral.............................      (4,666)       (7,472)       43,857
                                                                  --------      --------      --------
           Net periodic pension cost..........................    $  7,612      $  4,704      $  3,028
                                                                  ========      ========      ========

EARLY RETIREMENT PROGRAM AND WORKFORCE REDUCTIONS. As a result of unfavorable rate orders received in 1992, CG&E and its subsidiaries eliminated approximately 900 regular, temporary and contract positions. The workforce reduction was accomplished through a voluntary early retirement program and involuntary separations. At December 31, 1992, the accrued liability associated with the workforce reduction was $30.4 million (including
$28.4 million of additional pension benefits discussed above). In accordance with a stipulation approved by the PUCO in August 1993, CG&E is recovering the majority of these costs through rates over a period of three years. The balance of unrecovered costs at December 31, 1993, totaled $27.2 million, and is reflected in "Other Assets--Other" on the Consolidated Balance Sheet.

POSTRETIREMENT BENEFITS. Effective January 1, 1993, CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 requires the accrual of the expected cost of providing postretirement benefits other than pensions to an employee and the employee s covered dependents during the employee's active working career. SFAS No. 106 also requires the recognition of the actuarially determined total postretirement benefit obligation earned by existing retirees. CG&E offers health care and life insurance benefits which are subject to SFAS No. 106.

     Life insurance benefits are fully paid by the Company for qualified employees. Eligibility to receive postretirement coverage is limited to those employees who had participated in the plans and earned the right to postretirement benefits prior to January 1, 1991.

     In 1988, CG&E and its subsidiaries recognized the actuarially determined accumulated benefit obligation for postretirement life insurance benefits earned by retirees. The accumulated benefit obligation for active employees is being amortized over 15 years, the employees estimated remaining service lives. The accounting for postretirement life insurance benefits is not impacted by the adoption of SFAS No. 106.

     Postretirement health care benefits are subject to deductibles, copayment provisions and other limitations. Retirees can participate in health care plans by paying 100% of the group coverage premium. Prior to the adoption of SFAS No. 106, the cost of postretirement health care benefits was expensed by the Companies as paid. Beginning in 1993, the Companies began recognizing the accumulated postretirement benefit obligation over 20 years in accordance with SFAS No. 106.

     The PUCO, under whose jurisdiction the majority of SFAS No. 106 costs fall, authorized CG&E to begin recovering these costs in September 1993. The adoption of SFAS No. 106 did not have a material effect on results of operations.

     The net periodic postretirement cost for the Companies postretirement benefit plans for 1993 are presented below:

                                           Health       Life
                                            Care      Insurance     Total
                                           ------     ---------    -------
                                                     (Thousands)
      Service cost......................   $  995      $  116      $ 1,111
      Interest cost.....................    4,269       1,924        6,193
      Amortization of the unrecognized
        transition obligation...........    2,584         415        2,999
                                           ------      ------      -------
           Postretirement benefit cost..   $7,848      $2,455      $10,303
                                           ======      ======      =======

     The Companies accumulated postretirement benefit obligation and accrued postretirement benefit cost under the plans at December 31, 1993 are as follows:

                                                 Health     Life
                                                  Care    Insurance    Total
                                                 ------   ---------   -------
                                                         (Thousands)
    Retirees.................................   $22,753    $22,271    $45,024
    Active employees eligible to retire......     2,363      1,494      3,857
    Other active employees who are
      plan participants......................    27,501      2,912     30,413
                                                -------    -------    -------
    Accumulated postretirement benefit
      obligation.............................    52,617     26,677     79,294
    Unrecognized net gain (loss).............     3,822       (249)     3,573
    Unrecognized transition obligation.......   (49,104)    (3,733)   (52,837)
                                                -------    -------    -------
        Accrued postretirement benefit cost..   $ 7,335    $22,695    $30,030
                                                =======    =======    =======

     The following assumptions were used to determine the accumulated postretirement benefit obligation:

                                                     December 31,   January 1,
                                                         1993          1993
                                                     ------------   ----------
    Discount rate...................................     7.50%        8.25%

    Health care cost trend rate, gradually declining    10.00% to    12.00% to
      to 5% in 2002 and 2003, respectively..........      13.00%       15.00%

Increasing the assumed medical care cost trend rates by one percentage point in each year would increase the estimated accumulated postretirement benefit obligation as of December 31, 1993 by $10.5 million and the net periodic postretirement cost by $1.2 million. No funding has been established by the Companies for postretirement benefits.

POSTEMPLOYMENT BENEFITS. In 1993, CG&E and its subsidiaries adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires the accrual of the cost of certain postemployment benefits provided to former or inactive employees. The adoption of SFAS No. 112 did not have a material effect on results of operations.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION. The applicable regulatory uniform systems of accounts define "allowance for funds used during construction" (AFC) as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." This amount of AFC constitutes an actual cost of construction and, under established regulatory rate practices, a return on and recovery of such costs heretofore has been permitted in determining the rates charged for utility services.

     For 1993, 1992 and 1991, AFC was accrued at average pre-tax rates of 8.33%, 10.18% and 10.38%, respectively, compounded semi-annually. AFC was accrued at an average net-of-tax rate of 10.25% compounded semi-annually for 1991 on construction projects that commenced before December 31, 1982 (primarily Zimmer Station). AFC represents non-cash earnings and, as a result, does not affect current cash flow.

PHASE-IN DEFERRED DEPRECIATION AND DEFERRED RETURN. In a 1992 rate order, the PUCO authorized CG&E an annual increase in electric revenues of approximately $116.4 million, to be phased in over a three-year period under a plan that met the requirements of Statement of Financial Accounting Standards No. 92, "Regulated Enterprises - Accounting for Phase-in Plans". The phase-in plan was designed so that the three rate increases will provide revenues sufficient to recover all operating expenses and provide a fair rate of return on plant investment. In the first three years of the phase-in plan ordered by the PUCO, rates charged to customers do not fully recover depreciation expense and return on shareholders investment. This deficiency is being capitalized on the Consolidated Balance Sheet and will be recovered over a 10-year period. Beginning in the fourth year, the revenue levels authorized pursuant to the phase-in plan are designed to be sufficient to recover that period's operating expenses, a fair return on the unrecovered investment, and amortization of deferred depreciation and deferred return recorded during the first three years of the plan. Under the rate order, the amount of deferred depreciation and deferred return, including carrying costs on the deferrals, estimated to be recorded in 1994 totaled approximately $15 million, net of tax, in addition to the $70 million already deferred. For information on the recovery of phase-in deferrals, the write-off of a portion of Zimmer Station and other matters related to the phased-in rate increase, see Note 5.

POST-IN-SERVICE DEFERRED OPERATING EXPENSES AND CARRYING COSTS. In accordance with an order of the PUCO, CG&E capitalized carrying costs for Zimmer Station from the time it was placed in service in March 1991 until the effective date of new rates authorized by the PUCO's 1992 rate order which reflected Zimmer Station. CG&E began recovering these carrying costs over the useful life of Zimmer Station in accordance with a stipulation approved by the PUCO in August 1993 (see Note 5 herein). At December 31, 1993, the unamortized amount of post-in-service carrying costs associated with Zimmer Station was $102.7 million and is reflected in "Other Assets--Post-in-service carrying costs and deferred operating expenses" on the Consolidated Balance Sheet.

     Effective in January 1992, the PUCO, at CG&E's request, authorized the Company to defer Zimmer Station depreciation, operation and maintenance expenses (exclusive of fuel costs) and property taxes, which were not being recovered in rates charged to customers. The PUCO also authorized CG&E to accrue carrying costs on the deferred expenses. In its 1992 rate order, the PUCO authorized CG&E to begin recovering these deferred expenses and associated carrying costs over a 10-year period. At December 31, 1993, the unamortized amount of post-in-service deferred operating expenses associated with Zimmer Station was $18.7 million and is reflected in "Other Assets--

Post-in-service carrying costs and deferred operating expenses" on the Consolidated Balance Sheet.

     In May 1992, the first three units at the Woodsdale Generating Station began commercial operation and, in July 1992, two additional units were declared operational. In accordance with an order issued by the PUCO, CG&E capitalized carrying costs on the first five units at Woodsdale Station and deferred depreciation, operation and maintenance expenses (exclusive of fuel costs) and property taxes from the time these units were placed in service until the effective date of new rates approved by the PUCO in August 1993 which reflected the Woodsdale units. CG&E began recovering a portion of carrying costs over the useful life of Woodsdale Station and the deferred expenses over a 10-year period in accordance with the stipulation approved by the PUCO in August 1993 (see Note 5 herein). At December 31, 1993, unamortized carrying costs and deferred expenses associated with Woodsdale Station were $19.2 million and $14.0 million, respectively, and are reflected in "Other Assets--Post-in-service carrying costs and deferred operating expenses" on the Consolidated Balance Sheet.

STATEMENT OF CASH FLOWS. For purposes of the Statement of Cash Flows, CG&E and its subsidiaries consider short-term investments having maturities of three months or less at time of purchase to be cash equivalents.

     The cash amounts of interest (net of allowance for borrowed funds used during construction) and income taxes paid by CG&E and its subsidiaries in 1993, 1992 and 1991 are as follows:

                                       1993      1992      1991
                                     --------  --------  --------
     Interest (000)..............    $151,867  $151,821  $142,269
     Income taxes (000)..........     $53,786   $26,021   $46,573

(2)  LONG-TERM DEBT:     Under the terms of the respective mortgage indentures
securing first mortgage bonds issued by CG&E and its subsidiaries, substantially all property is subject to a direct first mortgage lien.

     Improvement and sinking fund provisions contained in the indentures applicable to the First Mortgage Bonds of CG&E issued prior to 1980, and of Union Light issued prior to 1981, require deposits with the Trustee, on or before April 30 of each year, of amounts in cash and/or principal amount of bonds equal to 1% ($4,300,000) of the principal amount of bonds of the applicable series originally outstanding less certain designated retirements.

     In lieu of such cash deposits or delivery of bonds and as permitted under the terms of the indentures, historically the companies have followed the practice of pledging unfunded property additions to the extent of 166 2/3% of the annual sinking fund requirements.

     Over the next five years, long-term debt of CG&E and its subsidiaries will mature or be subject to mandatory redemption as follows: $.3 million in 1994 and $130.0 million in 1997.

     In November 1993, CG&E redeemed $280 million principal amount of First Mortgage Bonds, consisting of the 8 3/4% Series due 1996, 9.15% Series due 2004 and 9 1/4% Series due 2016. Reacquisition expenses associated with the extinguishment of these First Mortgage Bonds are reflected in "Other Assets - Other" on the Consolidated Balance Sheet ($9.5 million as of December 31,
1993) and, consistent with past regulatory treatment, are being amortized over a period of 12 years. The total balance of reacquisition expenses associated with early retirements of long-term debt reflected in "Other Assets - Other" on the Consolidated Balance Sheet at December 31, 1993, is $27.4 million.

     In January 1994, the Company issued $94.7 million principal amount of pollution control revenue refunding bonds at interest rates of 5.45% and 5 1/2%, the proceeds from which were used to refund six different series of pollution control revenue bonds with interest rates ranging from 6.70% to 9 5/8%.

     In February 1994, the Company issued $220 million principal amount of first mortgage bonds with interest rates of 5.80% and 6.45%, the proceeds from which will be used to refund $210 million principal amount of First Mortgage Bonds, consisting of the 8 5/8% Series due 2000, 8.55% Series due 2006 and
9 1/8% Series due 2008.

(3)  COMMON STOCK:     On December 2, 1992, a three-for-two stock split in the
form of a stock dividend was paid to shareholders of record November 2, 1992, at which time there were 57,338,284 shares of common stock outstanding. The split was accomplished through a reduction in additional paid-in capital and an increase in common shares. In connection with the split, fractional interests totalling 4,438 shares were retired for cash. The accompanying consolidated financial statements have been retroactively adjusted to reflect the split.

     CG&E issued authorized but previously unissued shares of Common Stock as follows:

                                                           Shares Issued           Shares Reserved
                                                     --------------------------    for Issuance at
                                                          1993         1992       December 31, 1993
                                                     ----------------------------------------------
    Dividend Reinvestment and Stock Purchase Plan...     829,706       797,516          724,641
    Employee Stock Purchase Plans...................     843,352       902,692        2,476,419
                                                       ---------     ---------        ---------
                                                       1,673,058     1,700,208        3,201,060
                                                       =========     =========        =========

     Pursuant to a Shareholders Rights Plan adopted by CG&E in 1992, one right is presently attached to and trading with each share of outstanding CG&E common stock. The rights will be exercisable, if not otherwise approved by the Board of Directors, only if a person or group becomes the beneficial owner of 20% or more of CG&E's common stock, commences a tender or exchange offer for 25% or more of the common stock, or is declared an Adverse Person by the Board of Directors.

(4)  CUMULATIVE PREFERRED STOCK:     Under CG&E's Articles of Incorporation,
the Company presently is authorized to issue a maximum of 6,000,000 shares of preferred stock at a par value of $100 per share.

     The Cumulative Preferred Stock, 9.15% Series is subject to mandatory redemption each July 1, beginning in 1996, in an amount sufficient to retire 25,000 shares, and the 7 3/8% Series is subject to mandatory redemption each August 1, beginning in 1998, in an amount sufficient to retire 40,000 shares, each at $100 per share, plus accrued dividends. For both series, CG&E has the noncumulative option to redeem up to a like amount of additional shares in each year. CG&E has the option to satisfy the mandatory redemption requirements in whole or in part by crediting shares acquired by CG&E. To the extent CG&E does not satisfy its mandatory sinking fund obligation in any year, such obligation must be satisfied in the succeeding year or years. If CG&E is in arrears in the redemption pursuant to the mandatory sinking fund requirement, CG&E shall not purchase or otherwise acquire for value, or pay dividends on, Common Stock.

     The Cumulative Preferred Stock, 7 7/8% Series is subject to mandatory redemption on January 1, 2004, at $100 per share plus accrued dividends to the redemption date.

     On February 25, 1994, CG&E gave notice to the holders of the Cumulative Preferred Stock, 9.28% Series of its intention to redeem all outstanding shares at $101 per share, on April 1, 1994.

(5)  RATES:     In April 1991, CG&E filed a request with the PUCO to increase electric rates by approximately $200 million annually. The primary reason for the request was recovery of costs associated with Zimmer Station.

     In a 1992 rate decision, the PUCO authorized CG&E to increase electric revenues by $116.4 million to be phased in over a three-year period through annual increases of $37.8 million, $38.8 million and $39.8 million in the first, second and third years, respectively. The PUCO also disallowed from rate base approximately $230 million, representing costs related to Zimmer Station for nuclear fuel, nuclear wind-down activities during the conversion to a coal-fired facility and a portion of the AFC accrued by CG&E on Zimmer.

     In August 1992, CG&E filed an appeal with the Supreme Court of Ohio to overturn the rate order issued by the PUCO including the rate base disallowances. In the appeal, CG&E stated that the PUCO did not have authority to order a phased-in rate increase and erroneously determined the amount of CG&E's required cash working capital.

     On November 3, 1993, the Supreme Court of Ohio issued its decision on CG&E's appeal. The Court ruled that the PUCO does not have the authority to order a phase-in of amounts granted in a rate proceeding and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. The Court also said the PUCO must provide a mechanism by which CG&E may recover costs already deferred under the phase-in plan through the date of the order on remand. At December 31, 1993, CG&E had deferred $70 million of costs, net of taxes, related to the phase-in plan. On the other issues, the Court ruled in favor of the PUCO, stating the PUCO properly determined CG&E's cash working capital allowance and properly excluded costs related to nuclear fuel, nuclear wind-down activities, and AFC from rate base. As a result of the Supreme Court decision, CG&E wrote off Zimmer Station costs of approximately $223 million, net of taxes, in November 1993.

     In March 1994, CG&E negotiated a settlement agreement with the PUCO Staff, the Ohio Office of Consumers' Counsel and other intervenors to address the November 1993 ruling by the Supreme Court of Ohio. As part of the agreement, CG&E has agreed not to seek early implementation of the third phase of the 1992 rate increase, which means the $39.8 million increase will take effect in May 1994 as originally scheduled. CG&E also agreed that it would not seek accelerated recovery of deferrals related to the phase-in plan.
These deferrals will be recovered over the remaining seven year period contemplated in the 1992 PUCO order. In addition, if the merger with PSI is consummated, CG&E has agreed not to increase base electric rates prior to January 1, 1999, except for increases in taxes, changes in federal or state environmental laws, PUCO actions affecting electric utilities in general and financial emergencies.

     The settlement agreement also permits CG&E to retain all non-fuel savings from the merger until 1999 and calls for merger-related transaction costs, or any other accounting deferrals, to be amortized over a period ending by January 1, 1999.

     Other provisions of the agreement are: (i) if the merger is not completed, CG&E can raise electric rates in May 1995 by $21 million to provide accelerated recovery of phase-in deferrals; (ii) the PUCO and OCC will have access to information about CINergy and affiliated companies; (iii) the PUCO will support, before the Securities and Exchange Commission, CG&E's efforts to retain its gas operations and other parties will not oppose efforts to retain the gas properties; and (iv) contracts of CG&E with affiliated companies under the merger that are to be filed with the Securities and Exchange Commission must first be filed with the PUCO for its review and copies provided to the OCC.

     In September 1992, CG&E filed applications with the PUCO requesting increases in annual electric and gas revenues of approximately $86 million and $35 million, respectively. In August 1993, the PUCO approved a stipulation providing for annual increases of approximately $41 million (5%) in electric revenues and $19 million (6%) in gas revenues effective immediately. As part of the stipulation, CG&E agreed, among other things, not to increase electric or gas base rates prior to June 1, 1995. This would not include rate filings made under certain circumstances, such as to address financial emergencies or to reflect any savings associated with the prospective merger with PSI Resources, Inc. (see Note 9).

     In September 1992, Union Light filed a request with the Kentucky Public Service Commission (KPSC) to increase annual gas revenues by approximately $9 million. Orders issued in mid-1993 by the KPSC authorized Union Light to increase annual gas revenues by $4.2 million.

(6)  BANK LINES OF CREDIT AND REVOLVING CREDIT AGREEMENT:     At December 31,
1993, CG&E and its subsidiaries had lines of credit totaling $123.4 million, which were maintained by compensating balances and/or fees. Unused lines of credit at December 31, 1993, totaled $102.4 million (generally subject to withdrawal by the banks). Substantially all of the cash balances of CG&E and its subsidiaries are maintained to compensate the respective banks for banking services and to obtain lines of credit; however, CG&E and its subsidiaries have the right of withdrawal of such funds. The maximum amount of outstanding short-term notes payable, including commercial paper, authorized by the PUCO to be incurred by CG&E at any time through June 30, 1994 is $200 million and, in addition, FERC authorized Union Light to issue a maximum of $35 million of short-term notes payable through December 31, 1994.

     CG&E has a bank revolving credit agreement providing for borrowings of up to $200 million through September 1, 1996. At the option of CG&E, interest rates on borrowings under the agreement may be based upon the prevailing prime rate or certain other interest measurements. CG&E must pay a commitment fee of 3/16% on the total amount of the credit agreement. CG&E has not made any borrowings under this agreement.

(7)  LEASES:     CG&E and its subsidiaries have entered into operating leases covering various facilities and properties, including office space, and computer, communications and miscellaneous equipment. Rental payments for operating leases are primarily charged to operating expenses. Total rental payments for all operating leases were $21,756,000, $22,882,000 and $20,984,000 for the years 1993, 1992 and 1991, respectively. Future minimum lease payments required by CG&E and its subsidiaries under such operating leases that have initial or remaining noncancelable lease terms in excess of one year as of December 31, 1993 were as follows:

         Year Ended December 31,              (Thousands)
        --------------------------------------------------
        1994.............................      $  16,344
        1995.............................         14,731
        1996.............................          9,214
        1997.............................          6,506
        1998.............................          3,323
        Future Years.....................         14,470
                                               ---------
        Total Minimum Lease Commitments..      $  64,588
                                               =========

(8)  FAIR VALUE OF FINANCIAL INSTRUMENTS:     The Statement of Financial
Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments" (SFAS No. 107), requires disclosure of the estimated fair value of certain financial instruments of the Company. This information does not purport to be a valuation of the Company as a whole.

     The following methods and assumptions were used to estimate the fair value of each major class of financial instrument of CG&E and its subsidiaries as required by SFAS No. 107:

Cash, Notes Payable, Accounts Receivable and Accounts Payable. The carrying amount as reflected on the Consolidated Balance Sheet approximates the fair value of these instruments due to the short period to maturity.

Long-Term Debt. The aggregate fair values for the first mortgage bonds and other long-term debt of CG&E and its subsidiaries are based on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments. Certain notes payable have been excluded due to immateriality.

Cumulative Preferred Stock. The aggregate fair value for CG&E's preferred stock is based on the latest closing prices quoted on the New York Stock Exchange for each series.

     The estimated fair values of long-term debt and preferred stock at December 31, 1993 and 1992, are as follows:

                                              1993          1992
                                          -----------   -----------
                                                 (Thousands)
 Long-Term Debt:
    First mortgage bonds................  $ 1,847,150   $ 1,739,635
    Other long-term debt................  $   192,953   $   185,929
 Preferred Stock:
    Not subject to mandatory redemption.  $   105,235   $   101,935
    Subject to mandatory redemption.....  $   230,363   $   217,938

(9) COMMITMENTS AND CONTINGENCIES:     In December 1992, CG&E, PSI Resources,
Inc. (PSI) and PSI Energy, Inc., PSI's principal subsidiary, an Indiana electric utility (PSI Energy), entered into an agreement which, as subsequently amended (the Merger Agreement) provides for the merger of PSI into a newly formed corporation named CINergy Corp. (CINergy) and the merger of a newly formed subsidiary of CINergy into CG&E. For 1993, PSI had operating revenues of $1.1 billion and earnings on common shares of $96.4 million. As a result of the merger, holders of CG&E Common Stock and PSI Common Stock will become the holders of CINergy Common Stock. CINergy will become a holding company required to be registered under the Public Utility Holding Company Act of 1935 (PUHCA) with two operating subsidiaries, CG&E and PSI Energy. Union Light will remain a subsidiary of CG&E. Under the Merger Agreement, each share of CG&E Common Stock will be converted into the right to receive one share of CINergy Common Stock. Each share of PSI Common Stock will be converted into the right to receive that number of shares of CINergy Common Stock obtained by dividing $30.69 by the average closing price of CG&E Common Stock for the 15 consecutive trading days preceding the fifth trading day prior to the merger; provided that, if the actual quotient obtained thereby is less than .909, the quotient shall be .909, and if the actual quotient obtained thereby is more than 1.023, the quotient shall be 1.023.

     The merger will be accounted for as a "pooling of interests", and it is anticipated that the transaction will be completed in the third quarter of 1994. The merger is subject to approval by the Securities and Exchange Commission (SEC) and FERC. Shareholders of both companies approved the merger in November 1993.

     FERC issued conditional approval of the CINergy merger in August 1993, but several intervenors, including The Public Utilities Commission of Ohio
(PUCO) and the Kentucky Public Service Commission (KPSC), filed for rehearing of that order. On January 12, 1994, FERC withdrew its conditional approval of the merger and ordered the setting of FERC-sponsored settlement procedures to be held.

     On March 4, 1994, CG&E reached a settlement agreement with the PUCO and the Ohio Office of Consumers' Counsel (OCC) on merger issues identified by FERC. On March 2, PSI Energy and Indiana's consumer representatives had reached a similar agreement. Both settlement agreements have been filed with FERC. These documents address, among other things, the coordination of state and federal regulation and the commitment that neither CG&E nor PSI electric base rates, nor CG&E's gas base rates, will rise because of the merger, except to reflect any effects that may result from the divestiture of CG&E's gas operations if ordered by the SEC in accordance with the requirements of PUHCA discussed below.

     CG&E also filed with FERC a unilateral offer of settlement addressing all issues raised in the KPSC's application for rehearing with FERC.
Although it is the belief of CG&E and PSI that no state utility commissions have jurisdiction over approval of the proposed merger, an application has been filed with the KPSC to comply with the Staff of the KPSC's position that the KPSC's authorization is required for the indirect acquisition of control of CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company, by CINergy. As part of the settlement offer, Union Light will agree not to increase gas base rates as a result of the merger except to reflect any effects that may result from the divestiture of Union Light's gas operations discussed below.

     Also included in the filings with FERC were settlement agreements with the city of Hamilton, Ohio, and the Wabash Valley Power Association in Indiana. These agreements resolve issues related to the transmission of power in Ohio and Indiana.

     If the settlement agreements filed with FERC are not acceptable, FERC could set issues for hearing. If a hearing is held by FERC, consummation of the merger would likely be extended beyond the third quarter of 1994.

     CG&E and PSI also submitted to FERC the operating agreement among CINergy Services, Inc., a subsidiary of CINergy, and CG&E and PSI Energy that provides for the coordinated planning and operation of the electric generation and transmission and other facilities of CG&E and PSI as an integrated utility system. It also establishes a framework for the equitable sharing of the benefits and costs of such coordinated operations between CG&E and PSI. The parties to the Ohio and Indiana FERC settlements have agreed to support or not oppose the operating agreement, and the settlements are conditioned upon FERC approving the filed operating agreement without material changes.

     CG&E's filing with FERC also references a separate agreement among CG&E, the Staff of the PUCO, the OCC, and other parties settling issues raised by a November 1993 ruling of the Supreme Court of Ohio on the phased-in electric rate increase ordered by the PUCO in May 1992. The agreement includes a moratorium on increases in base electric rates prior to January 1, 1999 (except under certain circumstances), authorization for CG&E to retain all non-fuel merger savings until 1999, and a commitment by the PUCO that it will support CG&E's efforts to retain CG&E's gas operations in its PUHCA filing with the SEC (see below). Reference is made to Note 5 for additional information.

     PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates holding company system service companies and the rendering of services by holding company affiliates to the system s utilities. The SEC has interpreted the PUHCA to preclude registered holding companies, with some exceptions, from owning both electric and gas utility systems. The SEC may require that CG&E divest its gas properties within a reasonable time after the merger in order to approve the merger as it has done in many cases involving the acquisition by a holding company of a combination gas and electric company. In some cases, the SEC has allowed the retention of the gas properties or deferred the question of divestiture for a substantial period of time. In those cases in which divestiture has taken place, the SEC usually has allowed companies sufficient time to accomplish the divestiture in a manner that protects shareholder value. CG&E believes good arguments exist to allow retention of the gas assets, and CG&E will request that it be allowed to do so.

     CG&E and its subsidiaries are subject to regulation by various Federal, state and local authorities relative to air and water quality, solid and hazardous waste disposal, and other environmental matters. Compliance programs necessary to meet existing and future environmental laws and regulations will increase the cost of utility service. Capital expenditures related to environmental compliance are included in the Companies estimated construction programs (see "Construction Program and Capital Requirements" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein) and are expected to be recoverable through rates.

     In April 1992, FERC issued Order 636 which restructures the relationships between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 will result in changes in the way CG&E and Union Light purchase gas supplies and contract for transportation and storage services, and will result in increased risks in managing the ability to meet demand.

     Order 636 also allows pipelines to recover transition costs they incur in complying with the Order from customers, including CG&E and Union Light. An agreement between CG&E and residential and industrial customer groups regarding recovery of these transition costs has been submitted to the PUCO for approval. Order 636 transition costs are not expected to significantly impact the Company.

     The United States Environmental Protection Agency (U.S. EPA) alleges that CG&E is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so named. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning the site, estimated by the U.S. EPA to be $27 million.

(10) COMMON OWNERSHIP OF ELECTRIC UTILITY PLANT:     CG&E, Columbus Southern
Power Company, and The Dayton Power and Light Company have constructed electric generating units and related transmission facilities on varying common ownership bases as follows:

                                                        CG&E's share at December 31, 1993
                                                  -----------------------------------------------
                                       Percent    Property, Plant     Accumulated    Construction
                                      Owned by     and Equipment    Provisions for     Work In
                                         CG&E      In Service (a)    Depreciation    Progress (b)
                                      ---------    --------------   ---------------  ------------
                                                                    (Thousands)
Production
  Miami Fort Station (Units 7 and 8).    64          $   197,865       $  94,653       $    825
  W.C. Beckjord Station (Unit 6).....    37.5        $    37,741       $  21,042       $    251
  J.M. Stuart Station................    39          $   251,542       $  99,029       $ 10,377
  Conesville Station (Unit 4)........    40          $    69,355       $  29,218       $  2,511
  Wm. H. Zimmer Station..............    46.5        $ 1,209,632       $  97,763       $  2,048
  East Bend Station..................    69          $   324,165       $ 131,984       $  1,568
  Killen Station.....................    33          $   186,055       $  65,990       $    271
Transmission.........................    various     $    62,139       $  26,346       $      4

(a)   The Consolidated Statement of Income reflects CG&E's portion of all operating costs associated with the commonly owned facilities.
(b)   Each participant must provide funds for its share of the construction project.

(11) UNAUDITED QUARTERLY FINANCIAL DATA (THOUSANDS):

- ------------------------------------------------------------------------------------------------------------
                                         First        Second       Third        Fourth
                                        Quarter      Quarter      Quarter      Quarter           Total
- ------------------------------------------------------------------------------------------------------------
1993
    Total Operating Revenues.........  $ 493,476    $ 367,470    $ 408,638    $ 482,157      $ 1,751,741
    Operating Income.................  $  89,683    $  63,652    $  85,356    $  80,809      $   319,500
    Net Income (Loss)................  $  68,401    $  39,928    $  59,519    $(176,572)(a)  $    (8,724)(a)
    Earnings (Loss) on Common Shares.  $  62,111    $  33,638    $  53,228    $(182,861)(a)  $   (33,884)(a)
    Average Number of Common
       Shares Outstanding............     86,722       87,143       87,539       87,937
    Earnings (Loss) per Common Share.  $     .71    $     .38    $     .61    $   (2.08)(a)           (b)
1992
    Total Operating Revenues.........  $ 446,529    $ 334,353    $ 352,139    $ 420,405      $ 1,553,426
    Operating Income.................  $  72,333    $  50,212    $  68,460    $  68,696      $   259,701
    Net Income.......................  $  67,086    $  44,050    $  46,063    $  45,062      $   202,261
    Earnings on Common Shares........  $  59,838    $  37,350    $  38,691    $  38,772      $   174,651
    Average Number of Common Shares
       Outstanding...................     84,946       85,376       85,797       86,251
    Earnings per Common Share........  $     .70    $     .43    $     .45    $     .45               (b)

(a)   Reflects the write-off of a portion of Zimmer Station of approximately $223 million, net of taxes.
(b)   Total does not equal annual earnings per share due to change in shares outstanding.

(12) FINANCIAL INFORMATION BY BUSINESS SEGMENTS (THOUSANDS):

- ------------------------------------------------------------------------------------------------------------
                                  Operating       Operating     Income     Provision for     Construction
                                   Revenues        Income       Taxes       Depreciation    Expenditures(a)
- ------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1993
    Electric................     $1,282,445       $286,609      $102,034      $134,121        $ 157,194
    Gas.....................        469,296         32,891         6,936        17,940           44,720
                                 ----------       --------      --------      --------        ---------
        Total...............     $1,751,741       $319,500      $108,970      $152,061        $ 201,914
                                 ==========       ========      ========      ========        =========

YEAR ENDED DECEMBER 31, 1992
    Electric................     $1,159,456       $236,152      $ 93,286      $125,298        $ 185,592
    Gas.....................        393,970         23,549         2,733        15,698           41,447
                                 ----------       --------      --------      --------        ---------
        Total...............     $1,553,426       $259,701      $ 96,019      $140,996        $ 227,039
                                 ==========       ========      ========      ========        =========

Year Ended December 31, 1991
    Electric................     $1,147,395       $196,982      $ 90,709      $116,282        $ 343,631
    Gas.....................        370,703         16,190          (928)       14,310           66,704
                                 ----------       --------      --------      --------        ---------
        Total...............     $1,518,098       $213,172      $ 89,781      $130,592        $ 410,335
                                 ==========       ========      ========      ========        =========

(a)   Excludes construction expenditures for non-utility plant of $(51,000) in 1993, $2,694,000 in 1992, and $(90,000) in 1991.

                                                             December 31,
                                                   1993          1992          1991
                                                ----------    ----------    ----------
Property, Plant and Equipment, net--
     Electric.......................            $3,281,620    $3,469,018    $3,410,782
     Gas............................               504,020       476,397       450,399
                                                ----------    ----------    ----------
                                                 3,785,640     3,945,415     3,861,181
Other Corporate Assets..............             1,357,883       856,777       722,605
                                                ----------    ----------    ----------
          Total Assets..............            $5,143,523    $4,802,192    $4,583,786
                                                ==========    ==========    ==========

(13) UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL INFORMATION: The following pro forma condensed consolidated financial information combines the historical consolidated statements of income and consolidated balance sheets of CG&E and PSI after giving effect to the merger. The unaudited Pro Forma Condensed Consolidated Statements of Income for each of the three years ended December 31, 1993, give effect to the merger as if it had occurred at January 1, 1991. The unaudited Pro Forma Condensed Consolidated Balance Sheet at December 31, 1993, gives effect to the merger as if it had occurred at December 31, 1993. These statements are prepared on the basis of accounting for the merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the following pro forma condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements and related notes thereto of CG&E and PSI. The following information is not necessarily indicative of the operating results or financial position that would have occurred had the merger been consummated at the beginning of the periods, or on the date, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

Pro Forma Condensed Consolidated Statements of Income (in millions, except per share amounts):

                                                                   1993
                                                    -----------------------------------
                                                                                Pro
                                                          Historical           Forma
                                                    ---------------------    ----------
                                                       CG&E        PSI        CINergy
                                                    ---------   ---------    ----------
Operating revenues..............................    $   1,752    $  1,088    $    2,840
Operating expenses..............................        1,432         938         2,370
                                                    ---------    --------    ----------
Operating income................................          320         150           470
Other income and deductions -- net..............         (173)*        24          (149)
Interest charges -- net.........................          156          65           221
Preferred dividend requirement..................           25          13            38
                                                    ---------    --------    ----------
Net income (loss)...............................    $     (34)   $     96    $       62
                                                    =========    ========    ==========

Average common shares outstanding (1,2).........           87          56       138/144
Earnings (Loss) per common share (1,2)..........    $    (.39)   $   1.73    $  .45/.43

*Reflects the write-off of a portion of Zimmer Station of approximately $223 million, net of taxes.

                                                                   1992
                                                    -----------------------------------
                                                                                Pro
                                                          Historical           Forma
                                                    ---------------------    ----------
                                                       CG&E        PSI        CINergy
                                                    ---------   ---------    ----------
Operating revenues..............................    $   1,553    $  1,081    $    2,634
Operating expenses..............................        1,293         916         2,209
                                                    ---------    --------    ----------
Operating income................................          260         165           425
Other income and deductions -- net..............          100           5           105
Interest charges -- net.........................          158          67           225
Preferred dividend requirement..................           27           7            34
                                                    ---------    --------    ----------
Net income......................................    $     175    $     96    $      271
                                                    =========    ========    ==========

Average common shares outstanding (1,2).........           86          55       136/142
Earnings per common share (1,2).................    $    2.04    $   1.75    $2.00/1.91

                                                                   1991
                                                    -----------------------------------
                                                                                Pro
                                                          Historical           Forma
                                                    ---------------------    ----------
                                                       CG&E        PSI        CINergy
                                                    ---------   ---------    ----------
Operating revenues..............................    $   1,518    $  1,122    $    2,640
Operating expenses..............................        1,305         958         2,263
                                                    ---------    --------    ----------
Operating income................................          213         164           377
Other income and deductions -- net..............          141         (79)           62
Interest charges -- net.........................          147          56           203
Preferred dividend requirement..................           25          10            35
                                                    ---------    --------    ----------
Net income......................................    $     182    $     19    $      201
                                                    =========    ========    ==========

Average common shares outstanding (1,2).........           82          55       132/138
Earnings per common share (1,2).................    $    2.21    $    .35    $1.53/1.46

Pro Forma Condensed Consolidated Balance Sheet (in millions):

                                                                     December 31, 1993
                                                        ---------------------------------------
                                                               Historical             Pro Forma
                                                        ------------------------      ---------
                                                          CG&E            PSI          CINergy
                                                        ---------      ---------      ---------
Assets

Utility plant -- original cost
  In service......................................      $   5,188      $   3,449      $   8,637
  Accumulated depreciation........................          1,472          1,456          2,928
                                                        ---------      ---------      ---------
                                                            3,716          1,993          5,709
  Construction work in progress...................             70            244            314
                                                        ---------      ---------      ---------
    Total utility plant...........................          3,786          2,237          6,023
Current assets....................................            606            197            803
Other assets......................................            752            230            982
                                                        ---------      ---------      ---------
    Total assets..................................      $   5,144      $   2,664      $   7,808
                                                        =========      =========      =========

Capitalization and Liabilities

Common stock (3)..................................      $     749      $       1      $       1
Paid-in capital (3)...............................            314            251          1,314
Retained earnings.................................            456            451            907
                                                        ---------      ---------      ---------
    Total common stock equity.....................          1,519            703          2,222

Cumulative preferred stock........................            330            188            518
Long-term debt....................................          1,829            816          2,645
                                                        ---------      ---------      ---------
    Total capitalization..........................          3,678          1,707          5,385

Current liabilities...............................            441            567          1,008
Deferred income taxes.............................            734            286          1,020
Other liabilities.................................            291            104            395
                                                        ---------      ---------      ---------
    Total capitalization and other liabilities....      $   5,144      $   2,664      $   7,808
                                                        =========      =========      =========

Notes to Pro Forma Condensed Consolidated Financial Information:

(1) Outstanding shares of CG&E common stock have been restated for a 3-for-2 stock split paid in the form of a dividend in December 1992.
(2) The Pro Forma Condensed Consolidated Statements of Income reflect the conversion of each share of CG&E common stock outstanding into one share of CINergy common stock and each share of PSI common stock outstanding into (a) .909 share and (b) 1.023 shares of CINergy common stock. The actual PSI conversion ratio may be lower than 1.023 or higher than .909 depending upon the closing sales price of CG&E common stock during a period prior to the consummation of the merger.
(3) The pro forma "Common stock" and "Paid-in capital" amounts reflected in the Pro Forma Condensed Consolidated Balance Sheet are based on the conversion of each share of CG&E common stock outstanding into one share of CINergy common stock ($.01 par value) and each share of PSI common stock outstanding into 1.023 shares of CINergy common stock ($.01 par value). Any PSI conversion ratio lower than 1.023 would result in a reallocation of amounts between "Common stock" and "Paid-in capital". However, any such reallocation would have no effect on "Total common stock equity".
(4) Intercompany transactions (including purchased and exchanged power transactions) between CG&E and PSI during the periods presented were not material and accordingly no pro forma adjustments were made to eliminate such transactions.
(5) Transaction costs, estimated to be approximately $47 million, are being deferred by CG&E and PSI. In a settlement agreement filed with the PUCO, CG&E has agreed to, among other things, amortize its portion of merger-related transaction costs over a period ending by January 1, 1999. CG&E will also be permitted to retain all of its non-fuel savings from the merger until 1999. For additional information on the settlement agreement, see Note 5 to the Consolidated Financial Statements. PSI's portion of the costs are being deferred for post-merger recovery through customer rates.

                REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To The Cincinnati Gas & Electric Company:

      We have audited the accompanying consolidated balance sheet and schedules of common shareholders' equity and cumulative preferred shares and long-term debt of THE CINCINNATI GAS & ELECTRIC COMPANY (an Ohio Corporation) and its subsidiary companies as of December 31, 1993 and 1992, and the related consolidated statements of income, changes in common shareholders' equity and cash flows and schedule of taxes for each of the three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cincinnati Gas & Electric Company and its subsidiary companies as of December 31, 1993 and 1992, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

      As explained in Note 1 to the consolidated financial statements, the Company changed its methods of accounting for income taxes, postretirement health care benefits and postemployment benefits effective January 1,1993.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules listed in
Item 14 are presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations under the Securities Exchange Act of 1934 and are not a required part of the basic financial statements. The supplemental schedules have been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.



ARTHUR ANDERSEN & CO.

Cincinnati, Ohio,
January 24, 1994.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
- -------  ---------------------------------------------------------------
         Financial Disclosure
         --------------------

      Not Applicable.


                                PART III


Items 10., 11., 12. and 13.
- ---------------------------

      The information required by Items 11, 12, and 13 will be included in CG&E's definitive proxy statement which will be filed with the Securities and Exchange Commission in connection with the 1994 Annual meeting of Shareholders and is incorporated herein by reference. The information regarding executive officers of CG&E, called for by Item 10, is furnished in Part I of this Annual Report.

                                 PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K
- --------  ----------------------------------------------------------------

 (a) Listed below are all financial statements, schedules, and exhibits attached hereto, incorporated herein, and filed as a part of this Annual Report.

     (1) Consolidated Financial Statements:

          Report of Independent Public Accountants

          Consolidated Balance Sheet, December 31, 1993 and 1992

          Consolidated Statement of Income for the three years ended
            December 31, 1993

          Consolidated Statement of Cash Flows for the three years ended
            December 31, 1993

          Consolidated Statement of Changes In Common Shareholders' Equity for the three years ended December 31, 1993

          Schedule of Common Shareholders' Equity and Cumulative Preferred
            Shares, December 31, 1993 and 1992

          Schedule of Long-Term Debt, December 31, 1993 and 1992

          Schedule of Taxes for the three years ended December 31, 1993

          Notes to Consolidated Financial Statements

     (2) Financial Statement Schedules:

          #Schedule V -- Property, Plant and Equipment (1993, 1992 and
            1991)

          #Schedule VI -- Accumulated Provisions for Depreciation (1993,
            1992 and 1991)

          #Schedule VIII -- Other Accumulated Provisions (1993, 1992 and
            1991)

          #Schedule IX -- Short-Term Borrowings (1993, 1992 and 1991)

     (3)  Exhibits:

        Exhibit
          No.
        -------
        *2-A-1  -- Amended and Restated Agreement and Plan of
                   Reorganization by and among CG&E, PSI Resources, Inc., PSI Energy, Inc., CINergy Corp. and CINergy Sub, Inc., dated as of December 11, 1992, as amended on July 2, 1993 and as of September 10, 1993 (filed as Annex A to Amendment No. 3 to Registration Statement No. 33-59964 on Form S-4)
        *2-A-2  -- Form of CG&E Stock Option Agreement by and between
                   CG&E and PSI Resources, Inc. dated December 11, 1992 (filed as Exhibit 28 to Form 8-K dated December 11,
                   1992)
        *2-A-3  -- Form of PSI Stock Option Agreement by and among CG&E,
                   PSI Resources, Inc. and PSI Energy, Inc. dated December 11, 1992 (filed as Exhibit 28 to Form 8-K dated December 11, 1992)
         3-A-1  -- Copy of Amended Articles of Incorporation of CG&E
                   effective January 24, 1994
        *3-B    -- Copy of Regulations of CG&E as amended, adopted by
                   shareholders April 16, 1987 (filed as Exhibit 3-B to Form 10-Q for the quarter ended March 31, 1987)
        *4-A-1  -- Copy of Indenture between CG&E and The Bank of New
                   York dated as of August 1, 1936 (filed as Exhibit B-2 to Registration Statement No. 2-2374)
        *4-A-2  -- Copy of Tenth Supplemental Indenture between CG&E and
                   The Bank of New York dated as of July 1, 1967 (filed as Exhibit 2-B-11 to Registration Statement No. 2-26549)
        *4-A-3  -- Copy of Eleventh Supplemental Indenture between CG&E and The Bank of New York dated as of May 1, 1969 (filed as Exhibit 2-B-12 to Registration Statement No. 2-32063)
        *4-A-4  -- Copy of Twelfth Supplemental Indenture between CG&E and The Bank of New York dated as of December 1, 1970 (filed as Exhibit 2-B-13 to Registration Statement No. 2-38551)

        *4-A-5  -- Copy of Thirteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 1, 1971 (filed as Exhibit 2-B-14 to Registration Statement No. 2-41974)
        *4-A-6  -- Copy of Fourteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 2, 1972 (filed as Exhibit 2-B-15 to Registration Statement No. 2-60961)
        *4-A-7  -- Copy of Fifteenth Supplemental Indenture between CG&E and The Bank of New York dated as of August 1, 1973
                   (filed as Exhibit 2-B-16 to Registration Statement No.
                   2-60961)
        *4-A-8  -- Copy of Eighteenth Supplemental Indenture between CG&E and The Bank of New York dated as of October 15, 1976 (filed as Exhibit 2-B-19 to Registration Statement No. 2-57243)
        *4-A-9  -- Copy of Nineteenth Supplemental Indenture between CG&E and The Bank of New York dated as of April 15, 1978
                   (filed as Exhibit 1 to Form 10-Q for the quarter ended
                   June 30, 1978)
        *4-A-10 -- Copy of Twenty-fifth Supplemental Indenture between
                   CG&E and The Bank of New York dated as of December 1,
                   1985 (filed as Exhibit 4-A-20 to Form 10-K for the
                   year ended December 31, 1985)
        *4-A-11 -- Copy of Twenty-ninth Supplemental Indenture between
                   CG&E and The Bank of New York dated as of June 15,
                   1989 (filed as Exhibit 4-A to Form 10-Q for the
                   quarter ended June 30, 1989)
        *4-A-12 -- Copy of Thirtieth Supplemental Indenture between CG&E and The Bank of New York dated as of May 1, 1990
                   (filed as Exhibit 4-A to Form 10-Q for the quarter
                   ended June 30, 1990)
        *4-A-13 -- Copy of Thirty-first Supplemental Indenture between
                   CG&E and The Bank of New York dated as of December 1,
                   1990 (filed as Exhibit 4-A-21 to Form 10-K for the
                   year ended December 31, 1990)
        *4-A-14 -- Copy of Thirty-second Supplemental Indenture between
                   CG&E and The Bank of New York dated as of December 15,
                   1991 (filed as Exhibit 4-A-29 to Registration
                   Statement No. 33-45115 of CG&E)
        *4-A-15 -- Copy of Thirty-third Supplemental Indenture between
                   CG&E and The Bank of New York dated as of September 1,
                   1992 (filed as Exhibit 4-A-30 to Registration
                   Statement No. 33-53578 of CG&E)
        *4-A-16 -- Copy of Thirty-fourth Supplemental Indenture between
                   CG&E and The Bank of New York dated as of October 1,
                   1993 (filed as Exhibit 4-A to Form 10-Q for the
                   quarter ended September 30, 1993)
        *4-A-17 -- Copy of Thirty-fifth Supplemental Indenture between
                   CG&E and The Bank of New York dated as of January 1,
                   1994 (filed as Exhibit 4-A-32 to Registration
                   Statement No. 33-52335 of CG&E)
        *4-A-18 -- Copy of Thirty-sixth Supplemental Indenture between
                   CG&E and The Bank of New York dated as of February 15,
                   1994 (filed as Exhibit 4-A-33 to Registration
                   Statement No. 33-52335 of CG&E)
        *4-A-19 -- Copy of Loan Agreement between CG&E and County of
                   Boone, Kentucky dated as of February 1, 1985 (filed as
                   Exhibit 4-A-26 to 1984 Form 10-K of CG&E)
        *4-A-20 -- Copy of Loan Agreement between CG&E and State of Ohio
                   Air Quality Development Authority dated as of
                   December 1, 1985 (filed as Exhibit 4-A-28 to Form 10-K
                   for the year ended December 31, 1985)
        *4-A-21 -- Copy of Loan Agreement between CG&E and State of Ohio
                   Air Quality Development Authority dated as of
                   December 1, 1985 (filed as Exhibit 4-A-29 to Form 10-K
                   for the year ended December 31, 1985)
        *4-A-22 -- Copy of Loan Agreement between CG&E and State of Ohio
                   Air Quality Development Authority dated as of
                   December 1, 1985 (filed as Exhibit 4-A-30 to Form 10-K
                   for the year ended December 31, 1985)
        *4-A-23 -- Copy of Repayment Agreement between CG&E and The
                   Dayton Power and Light Company  dated as of
                   December 23, 1992 (filed as Exhibit 4-A-29 to Form
                   10-K for the year ended December 31, 1992)
         4-A-24 -- Copy of Loan Agreement between CG&E and State of Ohio
                   Water  Development Authority dated as of January 1,
                   1994
         4-A-25 -- Copy of Loan Agreement between CG&E and State of Ohio
                   Air Quality Development Authority dated as of
                   January 1, 1994
         4-A-26 -- Copy of Loan Agreement between CG&E and County of
                   Boone, Kentucky dated as of January 1, 1994
        *4-B-1  -- Copy of First Mortgage between Union Light and The
                   Bank of New York dated as of February 1, 1949 (filed
                   as Exhibit 7 to Registration Statement No. 2-7793)
        *4-B-2  -- Copy of Fifth Supplemental Indenture between Union
                   Light and The Bank of New York dated as of January 1,
                   1967 (filed as Exhibit 2-C-6 to Registration Statement
                   No. 2-60961 of CG&E)
        *4-B-3  -- Copy of Seventh Supplemental Indenture between Union
                   Light and The Bank of New York dated as of October 1,
                   1973 (filed as Exhibit 2-C-7 to Registration Statement
                   No. 2-60961 of CG&E)
        *4-B-4  -- Copy of Eighth Supplemental Indenture between Union
                   Light and The Bank of New York dated as of December 1,
                   1978 (filed as Exhibit 2-C-8 to Registration Statement
                   No. 2-63591 of CG&E)
        *4-B-5  -- Copy of Tenth Supplemental Indenture between Union
                   Light and The Bank of New York dated as of July 1,
                   1989 (filed as Exhibit 4-B to Form 10-Q of CG&E for
                   the quarter ended June 30, 1989)
        *4-B-6  -- Copy of Eleventh Supplemental Indenture between Union
                   Light and The Bank of New York dated as of June 1,
                   1990 (filed as Exhibit 4-B to Form 10-Q of CG&E for
                   the quarter ended June 30, 1990)
        *4-B-7  -- Copy of Twelfth Supplemental Indenture between Union
                   Light and The Bank of New York dated as of November
                   15, 1990 (filed as Exhibit 4-B-8 to Form 10-K for the
                   year ended December 31, 1990)
        *4-B-8  -- Copy of Thirteenth Supplemental Indenture between
                   Union Light and The Bank of New York dated as of
                   August 1, 1992 (filed as Exhibit 4-B-9 to Form 10-K
                   for the year ended December 31, 1992)
        *4-C    -- Rights Agreement between The Cincinnati Gas & Electric
                   Company and The Fifth Third Bank, as Rights Agent,
                   dated as of July 15, 1992 (filed as Exhibit 4 to Form
                   8-K dated June 17, 1992)
        *10-A-1 -- Copy of Deferred Compensation Agreement between
                   Jackson H. Randolph and CG&E dated January 1, 1992
                   (filed as Exhibit 10-B-1 to Form 10-K for the year
                   ended December 31, 1992)
        *10-A-2 -- Copy of Supplemental Executive Retirement Income Plan
                   between CG&E and certain executive officers (filed as
                   Exhibit 10-B-4 to 1988 Form 10-K of CG&E)
        *10-A-3 -- Copy of  Amendment to Supplemental Executive
                   Retirement Income Plan between CG&E and certain
                   executive officers (filed as Exhibit 10-B-3 to Form
                   10-K for the year ended December 31, 1992)
        *10-A-4 -- Copy of Key Employee Annual Incentive Plan offered by
                   CG&E to executive officers and other key employees
                   (filed as Exhibit 10-B-5 to 1988 Form 10-K of CG&E)
        *10-A-5 -- Copy of Executive Severance Agreement between CG&E and each of its executive officers (filed as Exhibit 10-B-
                   6 to 1989 Form 10-K of CG&E)
        *10-A-6  --     Copy of Amendment to Executive Severance Agreement
                        between CG&E and each of its executive officers (filed
                        as Exhibit 10-B-6 to Form 10-K for the year ended
                        December 31, 1992)
        *10-A-7  --     Copy of Employment Agreement by and among CG&E,
                        CINergy Corp., PSI Resources, Inc., PSI Energy, Inc.
                        and Jackson H. Randolph dated December 11, 1992
                        (filed as Exhibit 10-B-7 to Form 10-K for the year
                        ended December 31, 1992)
        *10-A-8  --     Copy of Employment Agreement by and among PSI
                        Resources, Inc., PSI Energy, Inc., CG&E, CINergy Corp.
                        and James E. Rogers, Jr., dated December 11, 1992
                        (filed as Exhibit 10-B-8 to Form 10-K for the year
                        ended December 31, 1992)
         21      --     Not applicable
         23      --     Consent of Independent Public Accountants dated as of
                        March 15, 1994

     (b) Reports on Form 8-K filed during the quarter ended December 31, 1993:

                 Date of Report                    Item Reported
                 --------------                    -------------

                October 20, 1993                Item 7.  Financial Statements
                                                         and Exhibits
                October 26, 1993                Item 5.  Other Events
                                                Item 7.  Financial Statements
                                                         and Exhibits
- -----------------
# All schedules, other than Schedules V, VI, VIII, and IX, are omitted as the information is not required or is otherwise furnished, per Title 17, Section 210.5-04, CFR.

* The exhibits with an asterisk have been filed with the Securities and Exchange Commission and are incorporated herein by reference.

SCHEDULE V
                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 -------------------------------------
                                                 AND SUBSIDIARY COMPANIES CONSOLIDATED
                                                 -------------------------------------
                                                      Property, Plant and Equipment
                                                      -----------------------------
                                                  For the Year Ended December 31, 1993
                                                  ------------------------------------

                                                          (Thousands of Dollars)


               Column A                                  Column B       Column C        Column D         Column E          Column F
               --------                                  --------       --------        --------         --------          --------
                                                        Balance at                                    Other changes--     Balance at
                                                       December 31,     Additions      Retirements       debit or       December 31,
            Classification                                 1992          at cost        or sales        (credit)(a)          1993
            --------------                             ------------     ---------      -----------    ---------------   ------------
ELECTRIC
   Production                                           $3,045,705      $ 47,717 (b)    $ 3,899        $ (229,868)(c)    $2,859,655
   Transmission                                            357,056         9,549          1,161               (57)          365,387
   Distribution                                            941,419        65,853         11,185               187           996,274
   General                                                  60,608         3,143          1,751            (1,116)           60,884
   Plant held for future use                                 2,193          --             --                (130)            2,063
   Completed construction--not classified (d)               62,498        47,037           --               --              109,535
                                                        ----------      --------        -------        ----------        ----------
            Total electric                               4,469,479       173,299         17,996          (230,984)        4,393,798
                                                        ----------      --------        -------        ----------        ----------
GAS
   Production                                               10,064            51              1             --               10,114
   Storage                                                      22          --             --               --                   22
   Distribution                                            537,244        40,353          2,800             --              574,797
   General                                                  16,691         1,822            931                 7            17,589
   Plant held for future use                                    25          --             --               --                   25
   Completed construction--not classified (d)               13,051        (4,019)          --               --                9,032
                                                        ----------      --------        -------        ----------        ----------
            Total gas                                      577,097        38,207          3,732                 7           611,579
                                                        ----------      --------        -------        ----------        ----------
COMMON                                                     114,753        64,533            602             1,127           179,811
   Completed construction--not classified (d)                1,706         1,708           --               --                3,414
                                                        ----------      --------        -------        ----------        ----------
            Total common                                   116,459        66,241            602             1,127           183,225
                                                        ----------      --------        -------        ----------        ----------
            Property, plant and equipment in service    $5,163,035      $277,747        $22,330        $ (229,850)       $5,188,602
                                                        ==========      ========        =======        ==========        ==========
CONSTRUCTION WORK IN PROGRESS (d)
   Electric                                             $   91,311      $(29,764)       $  --          $      340 (e)    $   61,887
   Gas                                                       6,887          (925)          --               --                5,962
   Common                                                   46,650       (45,148)          --               --                1,502
                                                        ----------      --------        -------        ----------        ----------
            Total construction work in progress         $  144,848      $(75,837)       $  --          $      340        $   69,351
                                                        ==========      ========        =======        ==========        ==========

Notes:   (a) Amounts in Column E represent transfers between plant accounts.
         (b) Includes Unit 1 at the Woodsdale Generating Station which began commercial operation in May 1993.
         (c) Reflects the write-off of a portion of Zimmer Station.  See Note 5 to the Consolidated Financial Statements for
             additional information.
         (d) Additions are net of transfers to plant in service.
         (e) Represents a reclassification from non-utility property.

SCHEDULE V
                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 -------------------------------------
                                                 AND SUBSIDIARY COMPANIES CONSOLIDATED
                                                 -------------------------------------
                                                      Property, Plant and Equipment
                                                      -----------------------------
                                                  For the Year Ended December 31, 1992
                                                  ------------------------------------

                                                          (Thousands of Dollars)


               Column A                                  Column B       Column C         Column D        Column E        Column F

               --------                                  --------       --------         --------        --------          --------
                                                        Balance at                                    Other changes--     Balance at
                                                       December 31,     Additions       Retirements      debit or       December 31,
            Classification                                 1991          at cost         or sales       (credit)(a)         1992
            --------------                             ------------     ---------       -----------   --------------    ------------
ELECTRIC
   Production                                           $2,808,314      $ 245,604 (b)    $ 8,282        $       69       $3,045,705
   Transmission                                            336,893         21,389          1,225                (1)         357,056
   Distribution                                            895,956         56,390         10,927             --             941,419
   General                                                  56,897          7,594          3,857               (26)          60,608
   Plant held for future use                                 2,261          --              --                 (68)           2,193
   Completed construction--not classified (c)               53,717          8,781           --               --              62,498
                                                        ----------      ---------        -------        ----------       ----------
            Total electric                               4,154,038        339,758         24,291               (26)       4,469,479
                                                        ----------      ---------        -------        ----------       ----------
GAS
   Production                                                9,873            200              9             --              10,064
   Storage                                                      21              1           --               --                  22
   Distribution                                            498,808         41,302          2,866             --             537,244
   General                                                  15,399          2,705          1,441                28           16,691
   Plant held for future use                                    58          --                33             --                  25
   Completed construction--not classified (c)               20,200         (7,149)          --               --              13,051
                                                        ----------      ---------        -------        ----------       ----------
            Total gas                                      544,359         37,059          4,349                28         577,097

                                                        ----------      ---------        -------        ----------       ----------
COMMON                                                      93,329         22,172            746                (2)         114,753
   Completed construction--not classified (c)               18,375        (16,669)          --               --               1,706
                                                        ----------      ---------        -------        ----------       ----------
            Total common                                   111,704          5,503            746                (2)         116,459
                                                        ----------      ---------        -------        ----------       ----------
            Property, plant and equipment in service    $4,810,101      $ 382,320        $29,386        $    --          $5,163,035
                                                        ==========      =========        =======        ==========       ==========
CONSTRUCTION WORK IN PROGRESS (c)
   Electric                                             $  253,417      $(162,114)(b)    $  --          $        8 (d)   $   91,311
   Gas                                                       5,670          1,217           --               --               6,887
   Common                                                   41,039          5,611           --               --              46,650
                                                        ----------      ---------        -------        ----------       ----------
            Total construction work in progress         $  300,126      $(155,286)       $  --          $        8       $  144,848
                                                        ==========      =========        =======        ==========       ==========

Notes:   (a) Amounts in Column E represent transfers between plant accounts.
         (b) Includes the Woodsdale Generating Station which began commercial operation in May 1992.
         (c) Additions are net of transfers to plant in service.
         (d) Represents a reclassification from non-utility property.

SCHEDULE V
                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 -------------------------------------
                                                 AND SUBSIDIARY COMPANIES CONSOLIDATED
                                                 -------------------------------------
                                                      Property, Plant and Equipment
                                                      -----------------------------
                                                  For the Year Ended December 31, 1991
                                                  ------------------------------------

                                                          (Thousands of Dollars)


               Column A                                  Column B       Column C          Column D        Column E        Column F
               --------                                  --------       --------          --------        --------        --------
                                                       Balance at                                      Other changes--   Balance at
                                                       December 31,     Additions        Retirements      debit or      December 31,
            Classification                                 1990          at cost          or sales       (credit)(a)        1991
            --------------                             ------------     ---------        -----------   ---------------  ------------
ELECTRIC
   Production                                           $1,362,584     $  1,454,855 (b)   $ 9,508        $      383       $2,808,314
   Transmission                                            307,561           30,699           734             (633)          336,893
   Distribution                                            843,083           59,643         7,403               633          895,956
   General                                                  53,383            8,464         4,972                22           56,897
   Plant held for future use                                 2,644           --              --               (383)            2,261
   Completed construction--not classified (c)               44,562            9,155          --               --              53,717
                                                        ----------     ------------       -------        ----------       ----------
            Total electric                               2,613,817        1,562,816        22,617                22        4,154,038
                                                        ----------     ------------       -------        ----------       ----------
GAS
   Production                                                9,848               38            13             --               9,873
   Storage                                                      21           --              --               --                  21
   Distribution                                            447,383           54,168         2,743             --             498,808
   General                                                  14,475            2,126         1,206                 4           15,399
   Plant held for future use                                    58           --              --               --                  58
   Completed construction--not classified (c)               21,197             (997)         --               --              20,200
                                                        ----------     ------------       -------        ----------       ----------
            Total gas                                      492,982           55,335         3,962                 4          544,359
                                                        ----------     ------------       -------        ----------       ----------
COMMON                                                      92,804            2,701         2,150              (26)           93,329
   Completed construction--not classified (c)                4,902           13,473          --               --              18,375
                                                        ----------     ------------       -------        ----------       ----------
            Total common                                    97,706           16,174         2,150              (26)          111,704
                                                        ----------     ------------       -------        ----------       ----------
            Property, plant and equipment in service    $3,204,505     $  1,634,325       $28,729        $    --          $4,810,101
                                                        ==========     ============       =======        ==========       ==========
CONSTRUCTION WORK IN PROGRESS (c)
   Electric                                             $1,492,341     $ (1,239,182)(b)   $  --          $      258 (d)   $  253,417
   Gas                                                       7,736           (2,066)         --               --               5,670
   Common                                                   24,039           17,000          --               --              41,039
                                                        ----------     ------------       -------        ----------       ----------
            Total construction work in progress         $1,524,116     $ (1,224,248)      $  --          $      258       $  300,126
                                                        ==========     ============       =======        ==========       ==========

Notes:   (a) Amounts in Column E represent transfers between plant accounts.
         (b) Includes the Wm. H. Zimmer Generating Station which began commercial operation in March 1991.
         (c) Additions are net of transfers to plant in service.
         (d) Represents a reclassification from non-utility property.

SCHEDULE VI
                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 -------------------------------------
                                                 AND SUBSIDIARY COMPANIES CONSOLIDATED
                                                 -------------------------------------
                                                Accumulated Provisions for Depreciation
                                                ---------------------------------------
                                          For the Years Ended December 31, 1993, 1992 and 1991
                                          ----------------------------------------------------

                                                          (Thousands of Dollars)


Column A                         Column B               Column C                   Column D               Column E      Column F
- --------                         --------       -------------------------   --------------------------    --------     ----------
                                                        Additions                 Deductions
                                                -------------------------   --------------------------


                                Balance at                                                 Salvage and                   Balance at
                                beginning of    Charged to     Charged to    Retirements     cost of                      end of
Description                       period        expenses       clearing       or sales     removal, net    Other           period
- -----------                     ------------    ----------     ----------   ------------   ------------   ---------      ----------
For the Year Ended December 31,
1993
  Electric                      $1,196,987      $129,171        $2,789         $17,925       $2,470       $(17,369)(a)   $1,291,183
  Gas                              159,334        15,798         1,067           3,731          (12)            --          172,480
  Common                            13,663         5,552           579             596          239           280            19,239
  Retirement work in progress       (7,516)        --              --              --         3,073            --           (10,589)
                                ----------      --------        ------         -------       ------      --------        ----------
                                $1,362,468      $150,521        $4,435         $22,252       $5,770      $(17,089)       $1,472,313
                                ==========      ========        ======         =======       ======      ========        ==========


For the Year Ended December 31,
1992
  Electric                      $1,096,440      $122,840        $2,780         $24,120       $  914       $   (39)       $1,196,987
  Gas                              149,474        14,385         1,068           4,315        1,283             5           159,334
  Common                            10,812         3,304           599             745          341            34            13,663
  Retirement work in progress       (7,680)        --              --              --          (164)           --            (7,516)
                                ----------      --------        ------         -------       ------      --------       -----------
                                $1,249,046      $140,529        $4,447         $29,180       $2,374       $    --        $1,362,468
                                ==========      ========        ======         =======       ======      ========       ===========

For the Year Ended December 31,
1991
  Electric                      $1,006,455      $113,901        $2,704         $22,470       $4,159       $     9        $1,096,440
  Gas                              140,483        13,159           996           3,961        1,203            --           149,474
  Common                            10,025         2,994           600           2,150          648            (9)           10,812
  Retirement work in progress       (6,854)        --              --              --           826            --            (7,680)
                                ----------      --------        ------         -------       ------      --------       -----------
                                $1,150,109      $130,054        $4,300         $28,581       $6,836       $    --        $1,249,046
                                ==========      ========        ======         =======       ======      ========       ===========

Notes:   (a) Reflects the accumulated provision for depreciation associated with the Zimmer Station write-off.  See Note 5 to the Consolidated Financial Statements for additional information.

SCHEDULE VIII
                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 -------------------------------------
                                                        AND SUBSIDIARY COMPANIES
                                                        ------------------------
                                                      Other Accumulated Provisions
                                                      ----------------------------
                                                  For the Year Ended December 31, 1993
                                                  ------------------------------------
                                                          (Thousands of Dollars)

          Column A                              Column B                Column C                    Column D          Column E
          --------                              --------                --------                    --------          --------
                                                                        Additions
                                                                --------------------------        Deductions for
                                                Balance at                      Charged to      purposes for which    Balance at
                                               December 31,     Charged to         other            provisions       December 31,
        Description                                1992          expenses        accounts           were made            1993
        -----------                            ------------     ----------      ----------     ------------------    ------------
Shown on asset side of balance sheet
- ------------------------------------

     Doubtful accounts                          $ 12,114          $19,801        $  1,032           $ 18,041           $ 14,906
                                                ========          =======        ========           ========           ========

     Amounts due from customers
       - income taxes (a)                       $    --           $   --         $387,748           $    --            $387,748
                                                ========          =======        ========           ========           ========

     Deferred income taxes (a) (b)              $ 35,569          $   --         $(35,569)          $    --            $    --
                                                ========          =======        ========           ========           ========

Shown on liability side of balance sheet
- ----------------------------------------

     Deferred income taxes (a)                  $307,139          $45,631        $396,307           $ 15,853           $733,224
                                                ========          =======        ========           ========           ========

     Investment tax credits                     $147,663          $ 1,196        $    --            $  7,339           $141,520
                                                ========          =======        ========           ========           ========

     Accrued pension cost                       $ 37,295          $ 6,866        $    746           $  3,081           $ 41,826
                                                ========          =======        ========           ========           ========

     Other liabilities and deferred credits-

        Customers' advances for construction    $  9,850          $   --         $ (1,025)          $   --             $  8,825

        Injuries and damages                       1,078            5,035            --                5,639                474

        Other                                     61,977           20,580         197,081            181,063             98,575 (c)
                                                --------          -------        --------           --------           --------
                                                $ 72,905          $25,615        $196,056           $186,702           $107,874
                                                ========          =======        ========           ========           ========

Notes:  (a)  Reflects the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes".
             See Note 1 to the Consolidated Financial Statements for further information.
        (b)  Included in Other Assets on the Consolidated Balance Sheet.
        (c)  Includes $30.0 million of accrued post-retirement benefits and $8.1 million of gas costs refundable to customers.
             See Note 1 to the Consolidated Financial Statements for further information.

SCHEDULE VIII
                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 -------------------------------------
                                                        AND SUBSIDIARY COMPANIES
                                                        ------------------------
                                                      Other Accumulated Provisions
                                                      ----------------------------
                                                  For the Year Ended December 31, 1992
                                                  ------------------------------------
                                                          (Thousands of Dollars)

          Column A                              Column B                Column C                    Column D          Column E
          --------                              --------                --------                    --------          --------
                                                                        Additions
                                                                --------------------------        Deductions for
                                                Balance at                      Charged to      purposes for which    Balance at
                                               December 31,     Charged to         other            provisions       December 31,
        Description                                1991          expenses        accounts           were made            1992
        -----------                            ------------     ----------      ----------     ------------------    ------------

Shown on asset side of balance sheet
- ------------------------------------

     Doubtful accounts                          $ 12,003          $18,143        $    989           $ 19,021           $ 12,114
                                                ========          =======        ========           ========           ========

     Deferred income taxes (a)                  $ 26,734          $21,218        $    586           $ 12,969           $ 35,569
                                                ========          =======        ========           ========           ========

Shown on liability side of balance sheet
- ----------------------------------------

     Deferred income taxes                      $246,056          $80,074        $    586           $ 19,577           $307,139
                                                ========          =======        ========           ========           ========

     Investment tax credits                     $153,502          $   (30)       $  --              $  5,809           $147,663
                                                ========          =======        ========           ========           ========

     Other liabilities and deferred credits-

        Customers' advances for construction    $  9,972          $  --          $   (122)          $  --              $  9,850

        Injuries and damages                       1,572           10,275           --                10,769              1,078

        Other                                     56,982           18,804         149,098            125,612             99,272 (b)
                                                --------          -------        --------           --------           --------
                                                $ 68,526          $29,079        $148,976           $136,381           $110,200
                                                ========          =======        ========           ========           ========

Notes:  (a)  Included in Other Assets on the Consolidated Balance Sheet.
        (b)  Includes $28.4 million of additional pension benefits extended in connection with an early retirement program and workforce reduction, and $20.2 million of accrued post-retirement life insurance benefits.  See Note 1 to the
             Consolidated Financial Statements for further information.

SCHEDULE VIII
                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 -------------------------------------
                                                        AND SUBSIDIARY COMPANIES
                                                        ------------------------
                                                      Other Accumulated Provisions
                                                      ----------------------------
                                                  For the Year Ended December 31, 1991
                                                  ------------------------------------
                                                          (Thousands of Dollars)

          Column A                              Column B                Column C                    Column D          Column E
          --------                              --------                --------                    --------          --------
                                                                        Additions
                                                                --------------------------        Deductions for
                                                Balance at                      Charged to      purposes for which    Balance at
                                               December 31,     Charged to         other            provisions       December 31,
        Description                                1990          expenses        accounts           were made            1991
        -----------                            ------------     ----------      ----------     ------------------    ------------

Shown on asset side of balance sheet
- ------------------------------------

     Doubtful accounts                          $ 11,752          $17,757        $    796           $ 18,302           $ 12,003
                                                ========          =======        ========           ========           ========

     Deferred income taxes (a)                  $ 20,089          $24,359        $ (3,125)          $ 14,589           $ 26,734
                                                ========          =======        ========           ========           ========


Shown on liability side of balance sheet
- ----------------------------------------

     Deferred income taxes                      $219,105          $56,373        $ (3,125)          $ 26,297           $246,056
                                                ========          =======        ========           ========           ========

     Investment tax credits                     $158,614          $   737        $  --              $  5,849           $153,502
                                                ========          =======        ========           ========           ========

     Other liabilities and deferred credits-

        Customers' advances for construction    $  9,104          $  --          $    868           $  --              $  9,972

        Injuries and damages                       2,046            5,299           --                 5,773              1,572

        Other                                     52,352           22,959          (1,985)            16,344             56,982 (b)
                                                --------          -------        --------           --------           --------
                                                $ 63,502          $28,258        $ (1,117)          $ 22,117           $ 68,526
                                                ========          =======        ========           ========           ========

Notes:  (a)  Included in Other Assets on the Consolidated Balance Sheet.
        (b)  Includes $19.2 million of accrued post-retirement life insurance benefits and $4.6 million of gas costs refundable to customers.

SCHEDULE IX
                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 -------------------------------------
                                                 AND SUBSIDIARY COMPANIES CONSOLIDATED
                                                 -------------------------------------
                                                          Short-Term Borrowings
                                                          ---------------------
                                           For the Years Ended December 31, 1993, 1992 and 1991
                                           ----------------------------------------------------

                                                          (Thousands of Dollars)


            Column A                    Column B           Column C            Column D           Column E         Column F
           -----------                 ----------      ----------------   ------------------   --------------  -----------------
           Category of                                                                         Average amount      Weighted
            aggregate                    Balance                            Maximum amount      outstanding      average interest
           short-term                   at end of      Weighted average   outstanding during     during the      rate during the
           borrowings                    period         interest rate       the period (a)       period (b)        period (b)
           -----------                 ----------      ----------------   ------------------   --------------  -----------------


For the Year Ended December 31, 1993
  Notes payable--
    Bank (c)                             $31,000             3.48%             $ 56,080             $22,518           3.35%
    Commercial paper (d)                   --                  --              $ 28,000             $ 7,694           3.44%


For the Year Ended December 31, 1992
  Notes payable--
    Bank (c)                             $33,500             3.74%             $ 72,500             $27,007           4.06%
    Commercial paper (d)                 $13,000             4.22%             $ 26,000             $ 3,098           3.82%


For the Year Ended December 31, 1991
  Notes payable--
    Bank (c)                             $25,000             4.81%             $112,500             $39,656           5.90%
    Commercial paper (d)                   --                  --              $ 53,000             $24,852           6.09%




Notes:  (a) Reflects the maximum amount outstanding for each category of short-term borrowings but not necessarily the maximum aggregate amount outstanding during the period.
        (b) Computed by using the average daily borrowings outstanding during the period.
        (c) Consists of bank notes issued for 90 days or less.
        (d) Commercial paper is issued to a dealer at a discount with a term not to exceed nine months.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of March, 1994.

                                        THE CINCINNATI GAS & ELECTRIC COMPANY

                                      By        Jackson H. Randolph
                                        -------------------------------------
                                               (Jackson H. Randolph,
                                       Chairman of the Board, President and
                                             Chief Executive Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i) Principal Executive Officer:

                                   Chairman of the Board,
                                    President and Chief
                                     Executive Officer
      Jackson H. Randolph              and Director          March 15, 1994
- -------------------------------
     (Jackson H. Randolph)

(ii) Principal Financial Officer:

                                           Senior
                                      Vice-President--
         C. R. Everman             Finance and Director      March 15, 1994
- -------------------------------
      (C. Robert Everman)

(iii) Principal Accounting Officer:



        Daniel R. Herche                Controller           March 15, 1994
- -------------------------------
       (Daniel R. Herche)

(iv) A Majority of the Board of Directors:



       Neil A. Armstrong                 Director            March 15, 1994
- -------------------------------
      (Neil A. Armstrong)

      Oliver W. Birckhead                Director            March 15, 1994
- -------------------------------
     (Oliver W. Birckhead)



      Clement L. Buenger                 Director            March 15, 1994
- -------------------------------
     (Clement L. Buenger)



       George C. Juilfs                  Director            March 15, 1994
- -------------------------------
      (George C. Juilfs)



        Thomas E. Petry                  Director            March 15, 1994
- -------------------------------
       (Thomas E. Petry)



                                         Director            March 15, 1994
- -------------------------------
        (Jane L. Rees)



      John J. Schiff, Jr.                Director            March 15, 1994
- -------------------------------
     (John J. Schiff, Jr.)



        Dudley S. Taft                   Director            March 15, 1994
- -------------------------------
       (Dudley S. Taft)



       Oliver W. Waddell                 Director            March 15, 1994
- -------------------------------
      (Oliver W. Waddell)