Form 10-Q
period 1994-03-31
CINCINNATI GAS & ELECTRIC CO
filed 1994-05-12
CIK 20290

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C. 20549



         [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended March 31, 1994

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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.     Yes   X      No      .
                                           -----       -----

                      Common Shares, Par Value $8.50 Per Share
                 88,603,748 Shares Outstanding as of April 30, 1994

                                                      THE CINCINNATI GAS & ELECTRIC COMPANY
                                                             and Subsidiary Companies

                                                         CONSOLIDATED STATEMENT OF INCOME

                                                                    Three Months Ended                     Twelve Months Ended
                                                                          March 31                               March 31
                                                                    1994          1993                     1994            1993
                                                                                     (Thousands of Dollars)
OPERATING REVENUES
  Electric...........................................             $333,390      $300,833                $1,315,002      $1,172,676
  Gas................................................              229,151       192,643                   505,804         427,697
                                                                  --------      --------                ----------      ----------
    Total operating revenues.........................              562,541       493,476                 1,820,806       1,600,373
                                                                  --------      --------                ----------      ----------
OPERATING EXPENSES
  Gas purchased......................................              142,025       122,463                   300,399         257,063
  Fuel used in electric production...................               81,881        79,607                   335,552         314,937
  Other operation....................................               75,949        67,960                   287,855         263,154
  Maintenance........................................               25,942        21,069                   113,731          98,148
  Provision for depreciation.........................               38,769        37,166                   153,664         141,942
  Post-in-service deferred operating expenses--net...                  823        (2,755)                   (2,894)        (13,436)
  Phase-in deferred depreciation.....................               (1,313)       (3,175)                   (6,662)        (11,643)
  Taxes other than income taxes......................               49,933        47,242                   186,059         176,900
  Income taxes.......................................               42,077        31,595                    79,490          66,751
  Deferred income taxes--net.........................                  367         2,621                    37,707          29,506
                                                                  --------      --------                ----------      ----------
    Total operating expenses.........................              456,453       403,793                 1,484,901       1,323,322
                                                                  --------      --------                ----------      ----------
OPERATING INCOME.....................................              106,088        89,683                   335,905         277,051
                                                                  --------      --------                ----------      ----------
OTHER INCOME AND DEDUCTIONS
  Allowance for other funds used during construction.                  458           974                     2,638           6,637
  Post-in-service carrying costs.....................                 --           4,000                     8,100          22,077
  Phase-in deferred return...........................                7,621        11,664                    31,290          38,274
  Write-off of a portion of Zimmer Station...........                 --            --                    (234,844)         --
  Income taxes--credit
   Related to the write-off of a portion of Zimmer
    Station..........................................                 --            --                      12,085          --
   Other.............................................                1,856         1,347                     9,914          17,849
  Other--net.........................................                   15          (523)                   (9,013)            (32)
                                                                  --------      --------                ----------      ----------
    Total other income and deductions................                9,950        17,462                  (179,830)         84,805
                                                                  --------      --------                ----------      ----------
INCOME BEFORE INTEREST CHARGES.......................              116,038       107,145                   156,075         361,856
                                                                  --------      --------                ----------      ----------
INTEREST CHARGES
  Interest on long-term debt.........................               38,505        38,263                   153,935         157,921
  Other interest.....................................                  881           754                     2,576           2,562
  Amortization of debt discount, premium and other...                1,118           809                     3,659           3,700
  Allowance for borrowed funds used during
   construction--credit..............................                 (657)       (1,082)                   (3,161)         (5,903)
                                                                  --------      --------                ----------      ----------
    Net interest charges.............................               39,847        38,744                   157,009         158,280
                                                                  --------      --------                ----------      ----------
NET INCOME (LOSS)....................................               76,191        68,401                      (934)        203,576
  Preferred dividends................................                6,290         6,290                    25,160          26,652
                                                                  --------      --------                ----------      ----------
EARNINGS (LOSS) ON COMMON SHARES.....................             $ 69,901      $ 62,111                $  (26,094)     $  176,924
                                                                  ========      ========                ==========      ==========
AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (000 omitted)...................               88,365        86,722                    87,746          86,037

EARNINGS (LOSS) PER COMMON SHARE.....................             $    .79      $    .71                $     (.29)     $     2.05

DIVIDENDS DECLARED PER COMMON SHARE..................             $    .43      $.41-1/2                $     1.69      $ 1.65-1/2

                  THE CINCINNATI GAS & ELECTRIC COMPANY
                        and Subsidiary Companies

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


RESULTS OF OPERATIONS
- - ---------------------

    Electric operating revenues increased $33 million and $142 million for the three and twelve month periods ended
March 31, 1994, respectively, over the comparable periods of 1993, primarily due to rate increases granted by regulatory bodies in 1993 and to increases in electric sales volumes of 1.3% and 5.2%.

    Gas operating revenues increased $37 million and $78 million for the three and twelve month periods ended March 31, 1994, respectively, over the comparable periods of 1993, due to the operation of adjustment clauses reflecting increases in the average cost of gas purchased, to rate increases granted by regulatory bodies in 1993 and to increases in total volumes sold and transported of 8.5% and 7.1%.

    Gas purchased expense increased $20 million and $43 million for the three and twelve month periods ended March 31, 1994, respectively, over the comparable periods of 1993, due to increases in the average cost per Mcf purchased of 9.1% and 13.3% and to increases in volumes purchased of 6.3% and 3.2%.

    Fuel used in electric production increased $21 million for the twelve month period ended March 31, 1994, over the comparable period of 1993, due to a 7.8% increase in the amount of electricity generated.

    Other operation expense increased $8 million and $25 million for the three and twelve month periods ended March 31, 1994, respectively, over the comparable periods of 1993, due to a number of factors, including wage increases, the adoption of an accounting standard involving postretirement benefits and increases in gas production expenses.

    Maintenance expense increased $5 million and $16 million for the three and twelve month periods ended March 31, 1994, respectively, over the comparable periods of 1993, primarily due to increased maintenance on electric generating units and electric distribution facilities.

    Depreciation expense increased $12 million for the twelve month period ended March 31, 1994, primarily due to an increase in depreciable plant in service, including Woodsdale Generating
Station.

    Post-in-service deferred operating expenses (net) of $3 million for the twelve month period ended March 31, 1994 reflects the deferral of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to the first five units of Woodsdale Station between the time the units began commercial operation and the effective date of new rates which reflect these costs, in accordance with a stipulation approved by The Public Utilities Commission of Ohio (PUCO) in August 1993. CG&E is amortizing these deferred expenses, as well as similar deferrals associated with Zimmer Station, over 10-year periods.

    Phase-in deferred depreciation was $7 million for the twelve month period ended March 31, 1994, as a result of a PUCO ordered phase-in plan, in which rates charged to customers in the early years of the plan are less than that required to fully recover the depreciation expenses related to Zimmer Station (see "Future Outlook" herein).

    Taxes other than income taxes increased $9 million for the twelve month period ended March 31, 1994, over the comparable period of 1993, primarily due to increased property taxes resulting from a greater investment in taxable property (including Woodsdale Station) and higher property tax rates, and to higher public utilities gross receipts taxes resulting from increased revenues.

    Allowance for funds used during construction (AFC) decreased $7 million for the twelve month period ended March 31, 1994, from the comparable period of 1993, primarily due to a decrease in construction work in progress resulting from Woodsdale Station being placed in commercial operation.

    Post-in-service carrying costs decreased $4 million for the three month period ended March 31, 1994, from the comparable period of 1993, as a result of discontinuing the accrual of carrying costs on the first five units of Woodsdale Station between the time it began commercial operation in mid-1992 until the August 1993 effective date of new rates which reflect Woodsdale Station. Post-in-service carrying costs decreased
$14 million for the twelve month period ended March 31, 1994, from the comparable period of 1993, as a result of discontinuing the accrual of carrying costs on Zimmer and Woodsdale Stations when they were reflected in rates in May 1992 and August 1993, respectively.

    Phase-in deferred return was $8 million and $31 million for the three and twelve month periods ended March 31, 1994, respectively, as a result of the PUCO ordered phase-in plan, in which rates charged to customers in the early years of the plan will be less than that required to provide the authorized return on investment (see "Future Outlook" herein).

    In November 1993, CG&E wrote off costs associated with Zimmer Station of approximately $223 million, net of taxes. The write-off represents amounts disallowed from rate base by the PUCO in its May 1992 rate order. CG&E had appealed the rate order to the Supreme Court of Ohio; however, in November 1993, the Supreme Court upheld the PUCO on the issue of the disallowance, ruling that the PUCO properly excluded costs related to nuclear fuel, nuclear wind-down activities and AFC from CG&E s rate base.

    Other (net) decreased $9 million for the twelve month period ended March 31, 1994 due to a number of factors, including costs associated with IPALCO Enterprises, Inc. s intervention in the proposed merger between CG&E and PSI Resources.

    Interest on long-term debt decreased $4 million for the twelve month period ended March 31, 1994, primarily due to refinancing $270 million and $280 million of first mortgage bonds at lower rates in October 1992 and November 1993, respectively.


FUTURE OUTLOOK
- - --------------

Merger Agreement
- - ----------------

    CG&E has entered into a merger agreement with PSI Resources, Inc. (PSI) and PSI Energy, Inc., PSI's principal subsidiary, an Indiana electric utility (PSI Energy) with a service area contiguous to that of CG&E. Under the merger agreement, CG&E and PSI will become subsidiaries of a newly formed corporation named CINergy Corp., which will be a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). In order to effect the merger, each share of CG&E common stock will be converted into one share of CINergy common stock, and each share of PSI common stock will be converted into that number of shares of CINergy common stock obtained by dividing $30.69 by the average closing price of CG&E common stock for the 15 trading days preceding the fifth day prior to consummation of the merger, provided that the number of shares of CINergy stock to be exchanged for each share of PSI will be no greater than 1.023 and no less than .909. At March 31, 1994, CG&E and PSI had
88.5 million and 57.2 million common shares outstanding, respectively. The merger will be accounted for as a "pooling-of-interests", and will be tax-free for shareholders.

    The merger is subject to approval by the Securities and Exchange Commission (SEC) and the Federal Energy Regulatory Commission (FERC). Shareholders of each company have already approved the CINergy merger at special meetings held in November 1993. CG&E presently anticipates that all approvals needed for the merger will be received by the end of the third quarter of 1994.

    FERC issued conditional approval of the CINergy merger in August 1993, but several intervenors, including the PUCO and the Kentucky Public Service Commission (KPSC), filed for rehearing of that order. On January 12, 1994, FERC withdrew its conditional approval of the merger and ordered the setting of FERC-sponsored settlement procedures to be held.

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

    CG&E also filed with FERC a unilateral offer of settlement addressing all issues raised in the KPSC's application for rehearing with FERC. The settlement offer commits CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company (Union Light), among other things, to "hold harmless" its retail gas customers from the effects of the merger on Union Light's retail gas base rates that become effective on or after the date of the merger and prior to January 1, 2003. However, Union Light's offer will not apply to any effects that may result from the divestiture of Union Light's gas operations, discussed below. Although it is the belief of CG&E and PSI that no state utility commissions have jurisdiction over approval of the proposed merger, an application was filed with the KPSC to comply with the Staff of the KPSC's position that the KPSC's authorization is required for the indirect acquisition of control of Union Light by CINergy. A hearing on the KPSC application was held on May 10, 1994. In testimony filed in the hearing, CG&E and Union Light made, in addition to other commitments, an offer to the KPSC that Union Light would also "hold harmless" retail electric customers and would agree to an electric rate moratorium commencing after Union Light's next retail rate case and extending to January 1, 2000. An order on the application is expected in mid-May.

    Also included in the filings with FERC were settlement agreements with the city of Hamilton, Ohio, and the Wabash Valley
Power Association in Indiana. These agreements resolve issues related to the transmission of power in Ohio and Indiana.

    On April 7, 1994, CG&E and the City of Cincinnati reached settlement in support of the merger and filed a Joint Stipulation and Agreement with FERC. CG&E has guaranteed, among other things, that its electric retail customer rates will not rise because of the merger and the City has agreed to support the merger and CG&E's efforts to retain its gas operations before the SEC.

    The 30-day period for commenting on settlements and agreements filed with FERC ended on April 21. During that period, the FERC trial staff filed comments with the commission recommending that FERC approve the settlements. However, the merger is still being opposed by various other parties. If the settlement agreements are not acceptable, FERC could set issues for hearing. If a hearing is held by FERC, consummation of the merger would likely be extended beyond the third quarter of 1994.

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

    CG&E's filing with FERC also references a separate agreement among CG&E, the Staff of the PUCO, the OCC, and other parties settling issues raised by a November 1993 ruling of the Supreme Court of Ohio on the phased-in electric rate increase ordered by the PUCO in May 1992. The agreement includes a moratorium on increases in base electric rates prior to January 1, 1999 (except under certain circumstances), authorization for CG&E to retain all non-fuel merger savings until 1999, and a commitment by the PUCO that it will support CG&E's efforts to retain CG&E's gas operations in its PUHCA filing with the SEC (see below). The PUCO approved this separate agreement on April 14, 1994. Reference is made to "Rate Matters" for additional information.

    PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates the rendering of services by holding company affiliates to the system s utilities. PUHCA has been interpreted to preclude the ownership of both electric and gas utility systems. As a result, the SEC may require divestiture of the Company s gas properties within a reasonable time after the merger. CG&E believes good arguments exist to allow retention of its gas assets and will request that it be allowed to do so.

    Originally, the merger agreement provided that CG&E and PSI would be merged into CINergy as an Ohio corporation. Under this structure CG&E and PSI would have become operating divisions of CINergy, ceasing to exist as separate corporations, and CINergy would not have been subject to the restrictions imposed by PUHCA. However, The Indiana Utility Regulatory Commission (IURC) dismissed PSI s application for approval of the transfer of its license or property to a non-Indiana corporation. The IURC s decision has been appealed and the original merger structure could be reinstated if the appeal is successful.

    Unless otherwise noted, the following discussion pertains solely to CG&E and its subsidiary companies, and any projections or estimates contained therein do not reflect the pending merger.


Liquidity and Capital Resources
- - -------------------------------

    The construction expenditures for CG&E and its subsidiaries for the first quarter of 1994 were approximately $35 million (including $.9 million of AFC) and are expected to be $192 million for the year 1994. Over the next five years, 1994-1998, construction expenditures are expected to be $1,343 million (including AFC of $54 million). These estimates are under continuing review and subject to adjustment. During the next five years, a total of $142 million will be required for the redemption of long-term debt and cumulative preferred stock at maturity or in compliance with mandatory redemption requirements. Reference is made to Notes to Consolidated Financial Statements herein for information regarding the refinancing of long-term debt and cumulative preferred stock.

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

    Under the terms of CG&E s first mortgage indenture, at March 31, 1994, CG&E would have been able to issue approximately
$880 million of additional first mortgage bonds.

    As a result of the write-off of a portion of Zimmer Station in November 1993, CG&E will have inadequate coverage to meet the requirements of its articles of incorporation for issuing additional shares of preferred stock until late December 1994.

    CG&E has a $200 million bank revolving credit agreement that will expire in September 1996. The agreement provides a back-up source of funds for CG&E s commercial paper program. CG&E has not made any borrowings under this agreement.

    CG&E and its subsidiaries had lines of credit at March 31, 1994, of $123 million, of which $110 million remained unused. CG&E and its subsidiaries are currently authorized to have a maximum of $235 million of short-term notes outstanding.


Rate Matters
- - ------------

     Over the past two years, the Company has received a number of electric and gas rate increases that will positively impact future earnings. The primary reasons for the electric rate increases were recovery of CG&E s investment in Zimmer Station, Woodsdale Station and other facilities used to serve customers. The gas rate increases reflect investments in new and replacement gas mains and facilities. As part of an August 1993 stipulation, CG&E has agreed not to increase electric or gas base rates prior to June 1, 1995, excluding rate filings made under certain circumstances, such as to address financial emergencies or to reflect savings associated with the merger with PSI.

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

    In response to an appeal by CG&E of the PUCO s May 1992 rate order, the Supreme Court of Ohio ruled, in November 1993, that the PUCO did not have authority to order the phased-in rate increase, and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. The Court also said the PUCO must provide a mechanism which allows CG&E to recover costs being deferred under the phase-in plan through the date of the order on remand. At March 31, 1994, CG&E had deferred $79 million of costs, net of taxes, related to the phase-in plan.

    In April 1994, the PUCO approved a settlement agreement among CG&E, the PUCO Staff, the OCC and other intervenors addressing the November 1993 ruling by the Supreme Court of Ohio. As part of the settlement, CG&E has agreed not to seek early implementation of the third phase of the May 1992 rate increase, which means the $39.8 million increase will take effect in May 1994 as originally scheduled. CG&E also agreed that it would not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven year period contemplated in the May 1992 PUCO order. In addition, if the merger with PSI is consummated, CG&E has agreed not to increase base electric rates prior to January 1, 1999, except for increases in taxes, changes in federal or state environmental laws, PUCO actions affecting electric utilities in general and financial emergencies.

    The settlement agreement also permits CG&E to retain all non-fuel savings from the merger until 1999 and calls for merger-related transaction costs, or any other accounting deferrals, to be amortized over a period ending by January 1, 1999.

    Other provisions of the agreement are: (i) if the merger is not completed, CG&E can raise electric rates in May 1995 by $21 million to provide accelerated recovery of phase-in deferrals;
(ii) the PUCO and OCC will have access to information about CINergy and affiliated companies; (iii) the PUCO will support, before the SEC, CG&E's efforts to retain its gas operations and the other parties will not oppose efforts to retain the gas properties; and (iv) contracts of CG&E with affiliated companies under the merger that are to be filed with the SEC must first be filed with the PUCO for its review and copies provided to the OCC.

                                         THE CINCINNATI GAS & ELECTRIC COMPANY
                                                and Subsidiary Companies

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Three Months Ended            Twelve Months Ended
                                                                         March 31                      March 31
                                                                   1994           1993            1994           1993
                                                                                 (Thousands of Dollars)
Cash Flows From Operations:
   Net Income............................................        $ 76,191       $ 68,401        $   (934)      $203,576
     Adjustments to reconcile net income to net cash:
       Deferred gas and electric fuel costs--net.........           7,604         18,988          (7,469)        (6,192)
       Depreciation......................................          38,769         37,166         153,664        141,942
       Post-in-service deferred operating expenses--net..             823         (2,755)         (2,894)       (13,436)
       Phase-in deferred depreciation....................          (1,313)        (3,175)         (6,662)       (11,643)
       Allowance for other funds used during
          construction...................................            (458)          (974)         (2,638)        (6,637)
       Post-in-service carrying costs....................             --          (4,000)         (8,100)       (22,077)
       Phase-in deferred return..........................          (7,621)       (11,664)        (31,290)       (38,274)
       Deferred income taxes and investment tax
          credits--net...................................             652          2,600          33,772         33,614
       Write-off of a portion of Zimmer Station..........             --             --          234,844            --
       Deferred income taxes and investment tax credits
          related to write-off of a portion of
          Zimmer Station.................................             --             --          (12,085)           --
       Other--net........................................          (4,001)         1,123          14,286         13,280
       Change in current assets and liabilities:
          Receivables and unbilled revenues..............          (8,613)       (17,999)        (28,654)       (32,836)
          Materials and supplies.........................          43,148         26,704          20,011          2,630
          Other current assets...........................          (6,863)        (6,427)         (4,979)       (10,526)
          Accounts payable and other current liabilities.           2,412          7,197          15,779         31,068
                                                                 --------       --------        --------       --------
             Total adjustments...........................          64,539         46,784         367,585         80,913
                                                                 --------       --------        --------       --------
             Net cash provided by operations.............         140,730        115,185         366,651        284,489
                                                                 --------       --------        --------       --------

Cash Flows From Investing:
   Construction expenditures (less allowance for other
      funds used during construction)....................         (34,956)       (36,160)       (197,513)      (206,198)
                                                                 --------       --------        --------       --------

Cash Flows From Financing:
   Common stock proceeds.................................          11,092         11,422          43,655         43,251
   Preferred stock proceeds..............................             --             --              --          79,300
   Long-term debt proceeds...............................         311,957            --          608,957        359,614
   Retirement of long-term debt and cumulative
      preferred stock....................................        (313,247)           (13)       (607,689)      (402,979)
   Net short-term borrowings.............................         (17,500)       (42,425)          9,425        (21,425)
   Dividends paid on common shares.......................         (37,899)       (35,902)       (147,938)      (142,013)
   Dividends paid on preferred shares....................          (6,290)        (6,290)        (25,160)       (27,289)
                                                                 --------       --------        --------       --------
             Net cash provided by (used in)
                financing activities.....................         (51,887)       (73,208)       (118,750)      (111,541)
                                                                 --------       --------        --------       --------
             Net increase (decrease) in cash and
                temporary cash investments...............          53,887          5,817          50,388        (33,250)

Cash and temporary cash investments--beginning
   of period.............................................           4,570          2,252           8,069         41,319
                                                                 --------       --------        --------       --------
Cash and temporary cash investments--end of period.......        $ 58,457       $  8,069        $ 58,457       $  8,069
                                                                 ========       ========        ========       ========
Supplemental Disclosure Of Cash Flow Information:
Cash paid during the period for:
   Interest (net of allowance for borrowed funds
      used during construction)..........................        $ 26,552       $ 16,521        $161,896       $159,676
   Income taxes..........................................        $  9,033       $  6,120        $ 56,699       $ 36,998

                           THE CINCINNATI GAS & ELECTRIC COMPANY
                                  and Subsidiary Companies

                                CONSOLIDATED BALANCE SHEET

                                           ASSETS
                                                                March 31       December 31
                                                                  1994             1993
                                                                  (Thousands of Dollars)

UTILITY PLANT
   In service............................................      $5,219,397       $5,188,602
   Less--Accumulated provisions for depreciation.........       1,506,213        1,472,313
                                                               ----------       ----------
                                                                3,713,184        3,716,289
   Construction work in progress.........................          69,369           69,351
                                                               ----------       ----------
                                                                3,782,553        3,785,640
                                                               ----------       ----------
CURRENT ASSETS
   Cash..................................................           1,302            4,570
   Short-term investments................................          57,155            --
   Accounts receivable--net..............................         246,645          206,210
   Accrued unbilled revenues.............................          74,133          105,955
   Materials and supplies................................         109,369          152,517
   Prepayments...........................................          33,224           29,053
   Other.................................................         110,235          107,543
                                                               ----------       ----------
                                                                  632,063          605,848
                                                               ----------       ----------
OTHER ASSETS
   Post-in-service carrying costs and deferred operating
     expenses............................................         153,006          154,636
   Phase-in deferred return and depreciation.............          92,365           83,431
   Amounts due from customers-income taxes...............         393,412          387,748
   Other.................................................         143,022          126,220
                                                               ----------       ----------
                                                                  781,805          752,035
                                                               ----------       ----------
                                                               $5,196,421       $5,143,523
                                                               ==========       ==========
                                           LIABILITIES
CAPITALIZATION
   Common shares.........................................      $  752,236       $  748,528
   Additional paid-in capital............................         321,593          314,218
   Retained earnings.....................................         488,513          456,511
   Preferred shares--
     Not subject to mandatory redemption.................          80,000          120,000
     Subject to mandatory redemption.....................         210,000          210,000
   Long-term debt........................................       1,837,265        1,829,061
                                                               ----------       ----------
                                                                3,689,607        3,678,318
                                                               ----------       ----------
CURRENT LIABILITIES
   Current portion of preferred stock....................          40,000            --
   Notes payable.........................................          13,500           31,013
   Accounts payable......................................          91,378          122,620
   Dividends payable on preferred shares ................           6,290            6,290
   Accrued taxes.........................................         234,129          222,219
   Accrued interest on debt..............................          41,301           29,123
   Other.................................................          39,062           29,496
                                                               ----------       ----------
                                                                  465,660          440,761
                                                               ----------       ----------
DEFERRED CREDITS AND OTHER
  Deferred income taxes..................................         741,720          733,224
  Investment tax credits.................................         140,055          141,520
  Accrued pension cost...................................          43,874           41,826
  Other..................................................         115,505          107,874
                                                               ----------       ----------
                                                                1,041,154        1,024,444
                                                               ----------       ----------
                                                               $5,196,421       $5,143,523
                                                               ==========       ==========

             THE CINCINNATI GAS & ELECTRIC COMPANY
                    and Subsidiary Companies

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The accompanying information reflects, in the opinion of the management of the Company, all adjustments necessary to present fairly the results for the interim periods. All such adjustments are of a normal recurring nature. Reference should be made to the Company's Form 10-K for the year 1993 for additional footnote disclosure, including a summary of significant accounting policies.

    Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for information regarding the Company's merger with PSI Resources, Inc. (PSI).

    In April 1994, The Public Utilities Commission of Ohio
(PUCO) approved a settlement agreement among CG&E, the PUCO Staff, the Ohio Office of Consumers' Counsel (OCC) and other intervenors addressing the November 1993 ruling by the Supreme Court of Ohio. As part of the settlement, CG&E has agreed not to seek early implementation of the third phase of the May 1992 rate increase, which means the $39.8 million increase will take effect in May 1994 as originally scheduled. CG&E also agreed that it would not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven year period contemplated in the May 1992 PUCO order. In addition, if the merger with PSI is consummated, CG&E has agreed not to increase base electric rates prior to January 1, 1999, except for increases in taxes, changes in federal or state environmental laws, PUCO actions affecting electric utilities in general and financial emergencies.

    The settlement agreement also permits CG&E to retain all non-fuel savings from the merger until 1999 and calls for merger-related transaction costs, or any other accounting deferrals, to be amortized over a period ending by January 1, 1999.

    Other provisions of the agreement are: (i) if the merger is not completed, CG&E can raise electric rates in May 1995 by $21 million to provide accelerated recovery of phase-in deferrals;
(ii) the PUCO and OCC will have access to information about CINergy and affiliated companies; (iii) the PUCO will support, before the Securities and Exchange Commission (SEC), CG&E's efforts to retain its gas operations and the other parties will not oppose efforts to retain the gas properties; and (iv) contracts of CG&E with affiliated companies under the merger that are to be filed with the SEC must first be filed with the PUCO for its review and copies provided to the OCC.

    In January 1994, the Company issued $94.7 million principal amount of pollution control revenue refunding bonds at interest rates of 5.45% and 5 1/2%, the proceeds from which were used to refund six different series of pollution control revenue bonds with interest rates ranging from 6.70% to 9 5/8%.

    In February 1994, the Company issued $220 million principal amount of first mortgage bonds with interest rates of 5.80% and 6.45%, the proceeds from which were used to refund $210 million principal amount of First Mortgage Bonds, consisting of the 8 5/8% Series due 2000, 8.55% Series due 2006 and 9 1/8% Series due 2008.

    In April 1994, the Company redeemed all 400,000 shares of its Cumulative Preferred Stock, 9.28% Series, $100 par value, through internally generated funds.



                   PART II. OTHER INFORMATION


Item 5.  Other Information.
- - -------  -----------------

Employee Relations
- - ------------------

    A new three-year contract has been negotiated with the International Brotherhood of Electrical Workers representing approximately 1,600 employees. In addition to benefit improvements, the contract provides for wage increases of 3.5% in 1994 and 3.25% in 1995 and 1996.

    A wage reopener provision for the third and final year of the existing contract with the Independent Utilities Union, which represents approximately 1,200 clerical and technical employees, is currently being negotiated.

    A collective bargaining agreement with the United
Steelworkers of America, representing about 500 employees in gas operations, expires on May 15, 1994, and presently is being negotiated.

Unaudited Pro Forma Condensed Consolidated Financial Information:
- - -----------------------------------------------------------------

    The following pro forma condensed consolidated financial information combines the historical consolidated statements of income and consolidated balance sheets of CG&E and PSI after giving effect to the merger. The unaudited Pro Forma Condensed Consolidated Statements of Income for the three and twelve month periods ended March 31, 1994, give effect to the merger as if it had occurred at April 1, 1993. The unaudited Pro Forma Condensed Consolidated Balance Sheet at March 31, 1994, gives effect to the merger as if it had occurred at March 31, 1994. These statements are prepared on the basis of accounting for the merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the following pro forma condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements and related notes thereto of CG&E and PSI. The following information is not necessarily indicative of the operating results or financial position that would have occurred had the merger been consummated at the beginning of the periods, or on the date, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.



Pro Forma Condensed Consolidated Statements of Income (in millions, except per share amounts):


                                                     Three Months Ended March 31, 1994
                                                    -----------------------------------
                                                                                Pro
                                                          Historical           Forma
                                                    ---------------------    ----------
                                                       CG&E        PSI        CINergy
                                                    ---------   ---------    ----------
Operating revenues..............................    $     562    $    303    $      865
Operating expenses..............................          456         256           712
                                                    ---------    --------    ----------
Operating income................................          106          47           153
Other income and deductions -- net..............           10           2            12
Interest charges -- net.........................           40          17            57
Preferred dividend requirement..................            6           3             9
                                                    ---------    --------    ----------
Net income......................................    $      70    $     29    $       99
                                                    =========    ========    ==========

Average common shares outstanding (1)...........           88          56       139/146
Earnings per common share (1)...................    $     .79    $    .52    $  .71/.68

                                                    Twelve Months Ended March 31, 1994
                                                    -----------------------------------
                                                                                Pro
                                                          Historical           Forma
                                                    ---------------------    ----------
                                                       CG&E        PSI        CINergy
                                                    ---------   ---------    ----------
Operating revenues..............................    $   1,821    $  1,102    $    2,923
Operating expenses..............................        1,485         956         2,441
                                                    ---------    --------    ----------
Operating income................................          336         146           482
Other income and deductions -- net..............         (180)*        26          (154)
Interest charges -- net.........................          157          65           222
Preferred dividend requirement..................           25          14            39
                                                    ---------    --------    ----------
Net income (loss)...............................    $     (26)   $     93    $       67
                                                    =========    ========    ==========

Average common shares outstanding (1)...........           88          56       138/145
Earnings (loss) per common share (1)............    $    (.29)   $   1.66    $  .48/.46

*Reflects the write-off of a portion of Zimmer Station of approximately $223 million, net of taxes.




Pro Forma Condensed Consolidated Balance Sheet (in millions):

                                                                     March 31, 1994
                                                        ---------------------------------------
                                                               Historical             Pro Forma
                                                        ------------------------      ---------
                                                          CG&E            PSI          CINergy
                                                        ---------      ---------      ---------
Assets

Utility plant -- original cost
  In service......................................      $   5,219      $   3,480      $   8,699
  Accumulated depreciation........................          1,506          1,483          2,989
                                                        ---------      ---------      ---------
                                                            3,713          1,997          5,710
  Construction work in progress...................             69            266            335
                                                        ---------      ---------      ---------
    Total utility plant...........................          3,782          2,263          6,045
Current assets....................................            632            204            836
Other assets......................................            782            270          1,052
                                                        ---------      ---------      ---------
    Total assets..................................      $   5,196      $   2,737      $   7,933
                                                        =========      =========      =========

Capitalization and Liabilities

Common stock (2)..................................      $     752      $       1      $       1
Paid-in capital (2)...............................            322            256          1,330
Retained earnings.................................            488            463            951
                                                        ---------      ---------      ---------
    Total common stock equity.....................          1,562            720          2,282

Cumulative preferred stock........................            290            188            478
Long-term debt....................................          1,837            865          2,702
                                                        ---------      ---------      ---------
    Total capitalization..........................          3,689          1,773          5,462

Current liabilities...............................            466            548          1,014
Deferred income taxes.............................            742            300          1,042
Other liabilities.................................            299            116            415
                                                        ---------      ---------      ---------
    Total capitalization and other liabilities....      $   5,196      $   2,737      $   7,933
                                                        =========      =========      =========

Notes to Pro Forma Condensed Consolidated Financial Information:

(1) The Pro Forma Condensed Consolidated Statements of Income reflect the conversion of each share of CG&E common stock outstanding into one share of CINergy common stock and each share of PSI common stock outstanding into (a) .909 share and (b) 1.023 shares of CINergy common stock. The actual PSI conversion ratio may be lower than 1.023 or higher than .909 depending upon the closing sales price of CG&E common stock during a period prior to the consummation of the merger.

(2) The pro forma "Common stock" and "Paid-in capital" amounts reflected in the Pro Forma Condensed Consolidated Balance Sheet are based on the conversion of each share of CG&E common stock outstanding into one share of CINergy common stock ($.01 par value) and each share of PSI common stock outstanding into 1.023 shares of CINergy common stock ($.01 par value). Any PSI conversion ratio lower than 1.023 would result in a reallocation of amounts between "Common stock"
    and "Paid-in capital".   However, any such reallocation would
    have no effect on "Total common stock equity".

(3) Intercompany transactions (including purchased and exchanged power transactions) between CG&E and PSI during the periods presented were not material and accordingly no pro forma adjustments were made to eliminate such transactions.

(4) Transaction costs, estimated to be approximately $47 million, are being deferred by CG&E and PSI. In a settlement agreement approved by the PUCO, CG&E has agreed to, among other things, amortize its portion of merger-related transaction costs over a period ending by January 1, 1999. CG&E will also be permitted to retain all of its non-fuel savings from the merger until 1999. For additional information on the settlement agreement, see Notes to the Consolidated Financial Statements. PSI's portion of the costs are being deferred for post-merger recovery through customer rates.

Item 6.  Exhibits and Reports on Form 8-K.
- - -------  --------------------------------

    (b) No reports on Form 8-K were filed during the three months ended March 31, 1994.



                           SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          THE CINCINNATI GAS & ELECTRIC COMPANY
                          -------------------------------------
                                      (Registrant)



Date:  May 11, 1994           /s/     Daniel R. Herche
                          -------------------------------------
                              Daniel R. Herche, Controller
                           (Duly Authorized Officer and Chief
                                   Accounting Officer)
                                       (Signature)