Form 10-Q
period 1994-06-30
CINCINNATI GAS & ELECTRIC CO
filed 1994-08-12
CIK 20290

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1994

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

                  Common Shares, Par Value $8.50 Per Share
              89,205,205 Shares Outstanding as of July 31, 1994

                                                      THE CINCINNATI GAS & ELECTRIC COMPANY
                                                             and Subsidiary Companies

                                                        CONSOLIDATED STATEMENT OF INCOME

                                                         Three Months Ended      Six Months Ended       Twelve Months Ended
                                                              June 30                 June 30                   June 30
                                                          1994       1993        1994       1993         1994        1993
                                                                              (Thousands of Dollars)
OPERATING REVENUES
  Electric...........................................   $329,675   $297,875    $663,065   $598,708    $1,346,801   $1,193,418
  Gas................................................     61,565     69,595     290,716    262,238       497,774      440,073
                                                        --------   --------    --------    --------    ----------  ----------
    Total operating revenues.........................    391,240    367,470     953,781    860,946     1,844,575    1,633,491
                                                        --------   --------    --------   --------    ----------   ----------
OPERATING EXPENSES
  Gas purchased......................................     31,021     38,297     173,046    160,760       293,123      266,295
  Fuel used in electric production...................     79,548     72,319     161,429    151,926       342,781      309,496
  Other operation....................................     73,035     65,367     148,984    133,327       295,523      263,822
  Maintenance........................................     26,859     30,535      52,802     51,604       110,055      102,164
  Provision for depreciation.........................     39,050     37,307      77,820     74,473       155,407      147,391
  Post-in-service deferred operating expenses--net...        823     (2,856)      1,645     (5,611)          785       (9,881)
  Phase-in deferred depreciation.....................       (847)    (2,131)     (2,161)    (5,306)       (5,379)     (11,697)
  Taxes other than income taxes......................     49,204     45,322      99,137     92,564       189,940      178,393
  Income taxes.......................................     10,675      7,261      52,752     38,856        82,905       63,928
  Deferred income taxes--net.........................     11,550     12,397      11,917     15,018        36,859       33,089
                                                        --------   --------    --------   --------    ----------   ----------
    Total operating expenses.........................    320,918    303,818     777,371    707,611     1,501,999    1,343,000
                                                        --------   --------    --------   --------    ----------   ----------
OPERATING INCOME.....................................     70,322     63,652     176,410    153,335       342,576      290,491
                                                        --------   --------    --------   --------    ----------   ----------
OTHER INCOME AND DEDUCTIONS
  Allowance for other funds used during construction.        433      1,375         892      2,349         1,696        4,374
  Post-in-service carrying costs.....................       --        4,028        --        8,028         4,072       12,885
  Phase-in deferred return...........................      3,838      8,833      11,458     20,498        26,294       40,490
  Write-off of a portion of Zimmer Station...........       --         --          --         --        (234,844)        --
  Income taxes--credit
   Related to the write-off of a portion of Zimmer
    Station..........................................       --         --          --         --          12,085         --
   Other.............................................      1,677      1,653       3,533      3,000         9,937       10,845
  Other--net.........................................        119     (1,419)        134     (1,943)       (7,474)      (1,600)
                                                        --------   --------    --------   --------    ----------   ----------
    Total other income and deductions................      6,067     14,470      16,017     31,932      (188,234)      66,994
                                                        --------   --------    --------   --------    ----------   ----------
INCOME BEFORE INTEREST CHARGES.......................     76,389     78,122     192,427    185,267       154,342      357,485
                                                        --------   --------    --------   --------    ----------   ----------
INTEREST CHARGES
  Interest on long-term debt.........................     35,485     38,201      73,991     76,463       151,219      156,696
  Other interest.....................................        821        409       1,702      1,163         2,989        2,327
  Amortization of debt discount, premium and other...      1,270        809       2,387      1,619         4,119        3,478
  Allowance for borrowed funds used during
   construction--credit..............................       (653)    (1,225)     (1,310)    (2,307)       (2,589)      (4,471)
                                                        --------   --------    --------   --------    ----------   ----------
    Net interest charges.............................     36,923     38,194      76,770     76,938       155,738      158,030
                                                        --------   --------    --------   --------    ----------   ----------
NET INCOME (LOSS)....................................     39,466     39,928     115,657    108,329        (1,396)     199,455
  Preferred dividends................................      5,362      6,290      11,652     12,580        24,233       26,243
                                                        --------   --------    --------   --------    ----------   ----------
EARNINGS (LOSS) ON COMMON SHARES.....................   $ 34,104   $ 33,638    $104,005   $ 95,749    $  (25,629)  $  173,212
                                                        ========   ========    ========   ========    ==========   ==========

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (000)..................................     88,895     87,143      88,630     86,932        88,184       86,478

EARNINGS (LOSS) PER COMMON SHARE.....................   $    .38   $    .38    $   1.17   $   1.10    $     (.29)  $     2.00

DIVIDENDS DECLARED PER COMMON SHARE..................   $    .43   $.41-1/2    $    .86   $    .83    $ 1.70-1/2   $ 1.65-2/3

                  THE CINCINNATI GAS & ELECTRIC COMPANY
                        and Subsidiary Companies

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


RESULTS OF OPERATIONS
- ---------------------

    Electric operating revenues increased $32 million, $64 million and $153 million for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993, due to rate increases which became effective in August 1993 and May 1994 and to increases in electric sales volumes of 3.6%, 2.4% and 4.7%.

    Gas operating revenues decreased $8 million for the three month period ended June 30, 1994, from the comparable period of 1993, due to a 7.2% decrease in total volumes sold and transported and the operation of adjustment clauses reflecting decreases in the average cost of gas purchased. Gas operating revenues increased $28 million and $58 million for the six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993, due to the operation of adjustment clauses reflecting increases in the average cost of gas purchased, to rate increases which became effective in April and August 1993 and to increases in total volumes sold and transported of 3.7% and 4.9%.

    Gas purchased expense decreased $7 million for the three month period ended June 30, 1994, from the comparable period of 1993, due to a 14.7% decrease in the average cost per Mcf purchased and to a 5.1% decrease in volumes purchased. Gas purchased expense increased $12 million and $27 million for the six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993, due to increases in the average cost per Mcf purchased of 3.7% and 6.6% and to increases in volumes purchased of 3.8% and 3.2%.

    Fuel used in electric production increased $7 million, $10 million and $33 million for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993, primarily due to increases in the amount of electricity generated of 10.7%, 8.5% and 10.1%.

    Other operation expense increased $8 million, $16 million and $32 million for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993, due to a number of factors, including wage increases, the adoption of an accounting standard involving postretirement benefits and increased demand side management programs. Also contributing to the increases in other operation expense for the six and twelve month periods were increases in gas production expenses.

    Maintenance expense decreased $4 million for the three month period ended June 30, 1994, from the comparable period of 1993, primarily due to decreased maintenance on electric generating units. Maintenance expense increased $8 million for the twelve month period ended June 30, 1994, over the comparable period of 1993, primarily due to increased maintenance on electric distribution facilities and electric generating units.

    Depreciation expense increased $8 million for the twelve month period ended June 30, 1994, primarily due to an increase in depreciable plant in service.

    Post-in-service deferred operating expenses (net) increased $4 million, $7 million and $11 million for the three, six and twelve month periods ended June 30, 1994, respectively, because the amortization of deferred depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to Woodsdale Station and Zimmer Station exceeded deferrals of these expenses made in accordance with orders of The Public Utilities Commission of Ohio (PUCO). CG&E had been deferring these costs until they were reflected in rates and ceased deferrals in August 1993 on Woodsdale and May 1992 on Zimmer. CG&E is amortizing the deferred expenses over 10-year periods.

    Phase-in deferred depreciation was $1 million, $2 million and $5 million for the three, six and twelve month periods ended June 30, 1994, respectively, as a result of a PUCO ordered phase-in plan, in which rates charged to customers in the early years of the plan are less than that required to fully recover the depreciation expenses related to Zimmer Station (see "Future Outlook" herein).

    Taxes other than income taxes increased $4 million, $7 million and $12 million for the three, six and twelve month periods ended June 30, 1994, respectively, over the comparable periods of 1993, primarily due to higher public utilities gross receipts taxes resulting from increased revenues and to increased property taxes resulting from a greater investment in taxable property (including Woodsdale Station) and higher property tax rates.

    Allowance for funds used during construction (AFC) decreased $5 million for the twelve month period ended June 30, 1994, from the comparable period of 1993, primarily due to a decrease in construction work in progress resulting from Woodsdale Station being placed in commercial operation.

    Post-in-service carrying costs decreased $4 million, $8 million and $9 million for the three, six and twelve month periods ended June 30, 1994, respectively, from the comparable periods of 1993, as a result of discontinuing the accrual of carrying costs on the first five units of Woodsdale Station between the time it began commercial operation in mid-1992 until the August 1993 effective date of new rates which reflect Woodsdale Station.

    Phase-in deferred return was $4 million, $11 million and $26 million for the three, six and twelve month periods ended June 30, 1994, respectively, as a result of the PUCO ordered phase-in plan, in which rates charged to customers in the early years of the plan will be less than that required to provide the authorized return on investment (see "Future Outlook" herein).

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

    Other (net) decreased $6 million for the twelve month period ended June 30, 1994 due to a number of factors, including costs associated with IPALCO Enterprises, Inc.'s intervention in the proposed merger between CG&E and PSI Resources.

    Interest on long-term debt decreased $5 million for the twelve month period ended June 30, 1994, primarily due to refinancing of first mortgage bonds or pollution control revenue bonds at lower rates in November 1993, February 1994 and March
1994.


FUTURE OUTLOOK
- --------------

Merger Agreement
- ----------------

    CG&E has entered into a merger agreement with PSI Resources, Inc. (PSI) and PSI Energy, Inc., PSI's principal subsidiary, an Indiana electric utility (PSI Energy) with a service area contiguous to that of CG&E. Under the merger agreement, CG&E and PSI will become subsidiaries of a newly formed corporation named CINergy Corp., which will be a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). In order to effect the merger, each share of CG&E common stock will be converted into one share of CINergy common stock, and each share of PSI common stock will be converted into that number of shares of CINergy common stock obtained by dividing $30.69 by the average closing sale price of CG&E common stock for the 15 consecutive trading days preceding the fifth trading day prior to consummation of the merger, provided that the number of shares of CINergy stock to be exchanged for each share of PSI will be no greater than 1.023 and no less than .909. At June 30, 1994, CG&E and PSI had 89.1 million and 57.4 million common shares outstanding, respectively. The merger will be accounted for as a "pooling-of-interests", and will be tax-free for shareholders.

    The merger is subject to approval by the Securities and Exchange Commission (SEC) and the Federal Energy Regulatory Commission (FERC). Shareholders of each company have already approved the CINergy merger at special meetings held in November 1993. CG&E believes it is possible that all approvals needed for the merger may be received by the end of the third quarter of 1994.

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

    Although it is the belief of CG&E and PSI that no state utility commissions have jurisdiction over approval of the proposed merger, an application was filed with the KPSC to comply with the Staff of the KPSC's position that the KPSC's authorization is required for the indirect acquisition of control of Union Light by CINergy. A hearing on the KPSC application was held on May 10, 1994. In testimony filed in the hearing, CG&E and Union Light made, in addition to other commitments, an offer to the KPSC that Union Light would also "hold harmless" retail electric customers through January 1, 2003 and would agree to an electric rate moratorium commencing after Union Light's next retail rate case and extending to January 1, 2000. On May 13, 1994, the KPSC issued an order approving the merger, subject to the condition that CG&E and Union Light must agree that, for 12 months from consummation of the merger, no filings will be made to adjust CG&E's base purchase power rate and Union Lights's base electric rates. On May 19, 1994, CINergy, CG&E and Union Light submitted letters to the KPSC accepting the commitments and condition set forth in its May 13, 1994 order approving the merger.

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

    The 30-day period for commenting on settlements and agreements filed with FERC ended on April 21, 1994. During that period, the FERC trial staff filed comments with the commission recommending that FERC approve the settlements. However, the merger is still being opposed by various other parties. If the settlement agreements are not acceptable, FERC could set issues for hearing. If a hearing is held by FERC, the consummation of the merger would likely be extended beyond the third quarter of 1994.

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

    On May 23, 1994, CINergy filed an application seeking approval by the SEC under PUHCA of the acquisition by CINergy of the common stock of CG&E and PSI Energy. PUHCA imposes restrictions on the operations of registered holding company systems. Among these are requirements that securities issuances, sales and acquisitions of utility assets or of securities of utility companies and acquisitions of interests in any other business be approved by the SEC. PUHCA also limits the ability of registered holding companies to engage in non-utility ventures and regulates the rendering of services by holding company affiliates to the system's utilities. PUHCA has been interpreted to preclude the ownership of both electric and gas utility systems. As a result, the SEC may require divestiture of the Company's gas properties within a reasonable time after the merger. CG&E believes good arguments exist to allow retention of its gas assets and CINergy has requested that it be allowed to do so.

    Intervention papers and hearing requests were filed by a number of parties during the period allowed by the SEC, which ended on July 1, 1994. Three of the filings raise a number of objections to the merger and request that the merger be disapproved or that approval be subject to a number of conditions, including, among other things, divestiture of the gas assets. CG&E has responded to arguments raised in the intervention papers and believes that good arguments exist in support of CINergy's request for authorization to retain the gas assets; however, the outcome of the proceedings cannot be predicted.

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


Liquidity and Capital Resources
- -------------------------------

    The construction expenditures for CG&E and its subsidiaries for the first six months of 1994 were approximately $80 million (including $2 million of AFC) and are expected to be $192 million for the year 1994. Over the next five years, 1994-1998, construction expenditures are expected to be $1,343 million (including AFC of $54 million). These estimates are under continuing review and subject to adjustment. During the five year period, a total of $142 million will be required for the redemption of long-term debt and cumulative preferred stock at maturity or in compliance with mandatory redemption requirements.

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

    Under the terms of CG&E's first mortgage indenture, at June 30, 1994, CG&E would have been able to issue approximately
$880 million of additional first mortgage bonds.

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

    CG&E and its subsidiaries had lines of credit at June 30, 1994, of $123 million, of which $118 million remained unused. CG&E and its subsidiaries are currently authorized to have a maximum of $235 million of short-term notes outstanding.


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

    In response to an appeal by CG&E of the PUCO's May 1992 rate order, the Supreme Court of Ohio ruled, in November 1993, that the PUCO did not have authority to order the phased-in rate increase, and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. The Court also said the PUCO must provide a mechanism which allows CG&E to recover costs being deferred under the phase-in plan through the date of the order on remand. At June 30, 1994, CG&E had deferred $81 million of costs, net of taxes, related to the phase-in plan.

    In April 1994, the PUCO approved a settlement agreement among CG&E, the PUCO Staff, the OCC and other intervenors addressing the November 1993 ruling by the Supreme Court of Ohio. As part of the settlement, CG&E has agreed not to seek early implementation of the third phase of the May 1992 rate increase, which means the $39.8 million increase became effective in May 1994 as originally scheduled. CG&E also agreed that it would not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven year period contemplated in the May 1992 PUCO order. In addition, if the merger with PSI is consummated, CG&E has agreed not to increase base electric rates prior to January 1, 1999, except for increases in taxes, changes in federal or state environmental laws, PUCO actions affecting electric utilities in general and financial emergencies.

    The settlement agreement also permits CG&E to retain all non-fuel savings from the merger until 1999 and calls for merger-related transaction costs to be amortized by January 1, 1999.

    Other provisions of the agreement are: (i) if the merger is not completed by April 30, 1995, CG&E can raise electric rates in May 1995 by $21 million to provide accelerated recovery of phase-in deferrals; (ii) the PUCO and OCC will have access to information about CINergy and affiliated companies; (iii) the PUCO will support, before the SEC, CG&E's efforts to retain its gas operations and the other parties will not oppose efforts to retain the gas properties; and (iv) contracts of CG&E with affiliated companies under the merger that are to be filed with the SEC must first be filed with the PUCO for its review and copies provided to the OCC.

Voluntary Workforce Reduction
- -----------------------------

    In June 1994, CG&E and its subsidiaries initiated a voluntary early retirement program for those management, supervisory, administrative and professional employees who are vested in its pension plan and are age 54 or older on or before December 31, 1994. There are approximately 160 employees who are eligible to participate in the program. In accordance with Statement of Financial Accounting Standards No. 88 "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the one-time cost of termination benefits associated with the program will be recognized in the third quarter of 1994. The amount of such cost will depend on the number of employees who accept early retirement under the program.

                                         THE CINCINNATI GAS & ELECTRIC COMPANY
                                                and Subsidiary Companies

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                    Six Months Ended                Twelve Months Ended
                                                                         June 30                          June 30
                                                                  1994             1993             1994           1993
                                                                                 (Thousands of Dollars)

Cash Flows From Operations:
   Net Income (Loss).....................................      $  115,657      $  108,329       $   (1,396)     $  199,455
     Adjustments to reconcile net income to net cash:
       Deferred gas and electric fuel costs--net.........          (3,831)         12,234          (12,152)         (8,561)
       Depreciation......................................          77,820          74,473          155,407         147,391
       Post-in-service deferred operating expenses--net..           1,645          (5,611)             785          (9,881)
       Phase-in deferred depreciation....................          (2,161)         (5,306)          (5,379)        (11,697)
       Allowance for other funds used during
          construction...................................            (892)         (2,349)          (1,696)         (4,374)
       Post-in-service carrying costs....................           --             (8,028)          (4,072)        (12,885)
       Phase-in deferred return..........................         (11,458)        (20,498)         (26,294)        (40,490)
       Deferred income taxes and investment tax
          credits--net...................................          12,570          14,966           33,324          36,744
       Write-off of a portion of Zimmer Station..........           --              --             234,844           --
       Deferred income taxes and investment tax credits
          related to write-off of a portion of
          Zimmer Station.................................           --              --             (12,085)          --
       Other--net........................................          20,485          (1,367)          41,270           6,765
       Change in current assets and liabilities:
          Receivables and unbilled revenues..............          54,430          18,512           (2,122)        (30,345)
          Materials and supplies.........................          30,208          12,157           21,618          (1,928)
          Other current assets...........................         (11,738)        (14,844)          (1,437)        (11,400)
          Accounts payable and other current liabilities.         (40,015)        (46,751)          27,300          24,505
                                                               ----------      ----------       ----------      ----------
             Total adjustments...........................         127,063          27,588          449,311          83,844
                                                               ----------      ----------       ----------      ----------
             Net cash provided by operations.............         242,720         135,917          447,915         283,299
                                                               ----------      ----------       ----------      ----------
Cash Flows From Investing:
   Construction expenditures (less allowance for other
     funds used during construction).....................         (79,011)        (80,312)        (197,422)       (197,952)
                                                               ----------      ----------       ----------      ----------
Cash Flows From Financing:
   Common stock proceeds.................................          23,505          22,289           45,201          43,577
   Preferred stock proceeds..............................           --              --               --             79,300
   Long-term debt proceeds...............................         311,957           --             608,957         359,614
   Retirement of long-term debt and cumulative
     preferred stock.....................................        (353,647)            (13)        (648,089)       (377,979)
   Net short-term borrowings.............................         (25,500)          5,080          (46,080)        (25,420)
   Dividends paid on common shares.......................         (75,999)        (71,976)        (149,964)       (142,893)
   Dividends paid on preferred shares....................         (12,580)        (12,580)         (25,160)        (26,652)
                                                               ----------      ----------       ----------      ----------
             Net cash provided by (used in)
                financing activities.....................        (132,264)        (57,200)        (215,135)        (90,453)
                                                               ----------      ----------       ----------      ----------
             Net increase (decrease) in cash and
                temporary cash investments...............          31,445          (1,595)          35,358          (5,106)

Cash and temporary cash investments--beginning
   of period.............................................           4,570           2,252              657           5,763
                                                               ----------      ----------       ----------      ----------
Cash and temporary cash investments--end of period.......      $   36,015      $      657       $   36,015      $      657
                                                               ==========      ==========       ==========      ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest (net of allowance for borrowed funds
     used during construction)...........................      $   71,805      $   75,087       $  148,584      $  151,734
   Income taxes..........................................      $   46,397      $   28,457       $   71,726      $   42,567

                           THE CINCINNATI GAS & ELECTRIC COMPANY
                                  and Subsidiary Companies

                                CONSOLIDATED BALANCE SHEET
                                           ASSETS
                                                               June 30      December 31
                                                               1994             1993
                                                               (Thousands of Dollars)
UTILITY PLANT
  In service............................................     $5,256,910      $5,188,602
  Less--Accumulated provisions for depreciation.........      1,538,172       1,472,313
                                                             ----------      ----------
                                                              3,718,738       3,716,289
  Construction work in progress.........................         65,675          69,351
                                                             ----------      ----------
                                                              3,784,413       3,785,640
                                                             ----------      ----------
CURRENT ASSETS
  Cash..................................................            876           4,570
  Short-term investments................................         35,139           --
  Accounts receivable--net..............................        192,727         206,210
  Accrued unbilled revenues.............................         65,008         105,955
  Materials and supplies................................        122,309         152,517
  Prepayments...........................................         35,380          29,053
  Other.................................................        112,954         107,543
                                                             ----------      ----------
                                                                564,393         605,848
                                                             ----------      ----------
OTHER ASSETS
  Post-in-service carrying costs and deferred operating
    expenses............................................        151,377         154,636
  Phase-in deferred return and depreciation.............         97,050          83,431
  Amounts due from customers-income taxes...............        381,377         387,748
  Other.................................................        145,084         126,220
                                                             ----------      ----------
                                                                774,888         752,035
                                                             ----------      ----------
                                                             $5,123,694      $5,143,523
                                                             ==========      ==========
                                           LIABILITIES
CAPITALIZATION
  Common shares.........................................     $  757,084      $  748,528
  Additional paid-in capital............................        329,712         314,218
  Retained earnings.....................................        483,564         456,511
  Preferred shares--
    Not subject to mandatory redemption.................         80,000         120,000
    Subject to mandatory redemption.....................        210,000         210,000
  Long-term debt........................................      1,837,520       1,829,061
                                                             ----------      ----------
                                                              3,697,880       3,678,318
                                                             ----------      ----------
CURRENT LIABILITIES
  Notes payable.........................................          5,500          31,013
  Accounts payable......................................         98,695         122,620
  Dividends payable on preferred shares ................          5,362           6,290
  Accrued taxes.........................................        199,110         222,219
  Accrued interest on debt..............................         31,701          29,123
  Other.................................................         33,937          29,496
                                                             ----------      ----------
                                                                374,305         440,761
                                                             ----------      ----------
DEFERRED CREDITS AND OTHER
  Deferred income taxes.................................        743,097         733,224
  Investment tax credits................................        138,534         141,520
  Accrued pension cost..................................         45,923          41,826
  Other.................................................        123,955         107,874
                                                             ----------      ----------
                                                              1,051,509       1,024,444
                                                             ----------      ----------
                                                             $5,123,694      $5,143,523
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

    Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for information regarding the Company's merger with PSI Resources, Inc. (PSI) and a voluntary early retirement program.

    In April 1994, The Public Utilities Commission of Ohio
(PUCO) approved a settlement agreement among CG&E, the PUCO Staff, the Ohio Office of Consumers' Counsel (OCC) and other intervenors addressing the November 1993 ruling by the Supreme Court of Ohio. As part of the settlement, CG&E has agreed not to seek early implementation of the third phase of the May 1992 rate increase, which means the $39.8 million increase became effective in May 1994 as originally scheduled. CG&E also agreed that it would not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven year period contemplated in the May 1992 PUCO order. In addition, if the merger with PSI is consummated, CG&E has agreed not to increase base electric rates prior to January 1, 1999, except for increases in taxes, changes in federal or state environmental laws, PUCO actions affecting electric utilities in general and financial emergencies.

    The settlement agreement also permits CG&E to retain all non-fuel savings from the merger until 1999 and calls for merger-related transaction costs to be amortized by January 1, 1999.

    Other provisions of the agreement are: (i) if the merger is not completed by April 30, 1995, CG&E can raise electric rates in May 1995 by $21 million to provide accelerated recovery of phase-in deferrals; (ii) the PUCO and OCC will have access to information about CINergy and affiliated companies; (iii) the PUCO will support, before the Securities and Exchange Commission
(SEC), CG&E's efforts to retain its gas operations and the other parties will not oppose efforts to retain the gas properties; and
(iv) contracts of CG&E with affiliated companies under the merger that are to be filed with the SEC must first be filed with the PUCO for its review and copies provided to the OCC.

PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
- -------  ---------------------------------------------------


    (a)  The annual meeting of shareholders of The Cincinnati
Gas & Electric Company was held on May 18, 1994.

    (c) At the meeting, five directors were elected, as set forth below:

                                Votes       Votes       Term
                                 For       Withheld   Expiring
                                -----      --------   --------

           Phillip R. Cox      76,208,866   1,615,373    1996
           Neil A. Armstrong   76,314,975   1,509,264    1997
           C. Robert Everman   76,568,833   1,255,406    1997
           John J. Schiff, Jr. 76,594,276   1,229,963    1997
           Dudley S. Taft      76,458,263   1,365,976    1997

        Also, at the meeting, the appointment of Arthur Andersen & Co. as auditors of CG&E was approved by shareholders. There were 76,109,282 common shares for the appointment, 1,176,610 against the appointment, and 538,347 abstentions. In addition, a shareholder proposal, intended to prohibit properly executed but unmarked proxies from being counted in voting for any matter described in the Company's proxy statement, was defeated. There were 8,121,398 common shares for the proposal, 58,297,969 against the proposal, and 2,576,594 abstentions.


Item 5.  Other Information.
- -------  -----------------

Employee Relations
- ------------------

    A new three-year contract has been negotiated with the United Steelworkers of America, representing approximately 500 employees in gas operations. In addition to benefit improvements, the contract provides for wage increases of 3.5% in 1994 and 1995 and 3% in 1996.

    A new four-year contract has been negotiated with the Independent Utilities Union representing approximately 1,200 clerical and technical employees. In addition to benefit improvements, the contract provides for annual increases averaging 3.1% and lump sum adjustments.

Unaudited Pro Forma Condensed Consolidated Financial Information:
- -----------------------------------------------------------------

    The following pro forma condensed consolidated financial information combines the historical consolidated statements of income and consolidated balance sheets of CG&E and PSI after giving effect to the merger. The unaudited Pro Forma Condensed Consolidated Statements of Income for the three, six and twelve month periods ended June 30, 1994, give effect to the merger as if it had occurred at July 1, 1993. The unaudited Pro Forma Condensed Consolidated Balance Sheet at June 30, 1994, gives effect to the merger as if it had occurred at June 30, 1994. These statements are prepared on the basis of accounting for the merger as a pooling of interests and are based on the assumptions set forth in the notes thereto. In addition, the following pro forma condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements and related notes thereto of CG&E and PSI. The following information is not necessarily indicative of the operating results or financial position that would have occurred had the merger been consummated at the beginning of the periods, or on the date, for which the merger is being given effect, nor is it necessarily indicative of future operating results or financial position.



Pro Forma Condensed Consolidated Statements of Income (in millions, except per share amounts):


                                                     Three Months Ended June 30, 1994
                                                    -----------------------------------
                                                                                Pro
                                                          Historical           Forma
                                                    ---------------------    ----------
                                                       CG&E        PSI        CINergy
                                                    ---------   ---------    ----------

Operating revenues..............................    $     391    $    282    $      673
Operating expenses..............................          321         246           567
                                                    ---------    --------    ----------
Operating income................................           70          36           106
Other income and deductions -- net..............            6           1             7
Interest charges -- net.........................           37          19            56
Preferred dividend requirement..................            5           3             8
                                                    ---------    --------    ----------
Net income......................................    $      34    $     15    $       49
                                                    =========    ========    ==========

Average common shares outstanding (1)...........           89          56       140/146
Earnings per common share (1)...................    $     .38    $    .27    $  .35/.33


                                                       Six Months Ended June 30, 1994
                                                    -----------------------------------
                                                                                Pro
                                                          Historical           Forma
                                                    ---------------------    ----------
                                                       CG&E        PSI        CINergy
                                                    ---------   ---------    ----------

Operating revenues..............................    $     954    $    585    $    1,539
Operating expenses..............................          778         502         1,280
                                                    ---------    --------    ----------
Operating income................................          176          83           259
Other income and deductions -- net..............           16           3            19
Interest charges -- net.........................           77          35           112
Preferred dividend requirement..................           11           7            18
                                                    ---------    --------    ----------
Net income......................................    $     104    $     44    $      148
                                                    =========    ========    ==========

Average common shares outstanding (1)...........           89          56       140/146
Earnings per common share (1)...................    $    1.17    $    .79    $1.06/1.01



                                                     Twelve Months Ended June 30, 1994
                                                    -----------------------------------
                                                                                Pro
                                                          Historical           Forma
                                                    ---------------------    ----------
                                                       CG&E        PSI        CINergy
                                                    ---------   ---------    ----------

Operating revenues..............................    $   1,845    $  1,161    $    3,006
Operating expenses..............................        1,502         994         2,496
                                                    ---------    --------    ----------
Operating income................................          343         167           510
Other income and deductions -- net..............         (189)*        13          (176)
Interest charges -- net.........................          156          68           224
Preferred dividend requirement..................           24          14            38
                                                    ---------    --------    ----------
Net income (loss)...............................    $     (26)   $     98    $       72
                                                    =========    ========    ==========

Average common shares outstanding (1)...........           88          56       139/145
Earnings (loss) per common share (1)............    $    (.29)   $   1.74    $  .52/.49

*Reflects the write-off of a portion of Zimmer Station of approximately $223 million, net of taxes.



Pro Forma Condensed Consolidated Balance Sheet (in millions):


                                                                     June 30, 1994
                                                        ---------------------------------------
                                                               Historical             Pro Forma
                                                        ------------------------      ---------
                                                          CG&E            PSI          CINergy
                                                        ---------      ---------      ---------
Assets

Utility plant -- original cost
  In service......................................      $   5,257      $   3,514      $   8,771
  Accumulated depreciation........................          1,538          1,510          3,048
                                                        ---------      ---------      ---------
                                                            3,719          2,004          5,723
  Construction work in progress...................             65            305            370
                                                        ---------      ---------      ---------
    Total utility plant...........................          3,784          2,309          6,093
Current assets....................................            565            236            801
Other assets......................................            775            293          1,068
                                                        ---------      ---------      ---------
    Total assets..................................      $   5,124      $   2,838      $   7,962
                                                        =========      =========      =========

Capitalization and Liabilities

Common stock (2)..................................      $     757      $       1      $       1
Paid-in capital (2)...............................            330            259          1,346
Retained earnings.................................            483            460            943
                                                        ---------      ---------      ---------
    Total common stock equity.....................          1,570            720          2,290

Cumulative preferred stock........................            290            188            478
Long-term debt....................................          1,838            877          2,715
                                                        ---------      ---------      ---------
    Total capitalization..........................          3,698          1,785          5,483

Current liabilities...............................            374            624            998
Deferred income taxes.............................            743            309          1,052
Other liabilities.................................            309            120            429
                                                        ---------      ---------      ---------
    Total capitalization and other liabilities....      $   5,124      $   2,838      $   7,962
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

(4) Transaction costs, estimated to be approximately
$47 million, are being deferred by CG&E and PSI. In a settlement agreement approved by the PUCO (as more fully discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations--Rate Matters" herein), CG&E has agreed to, among other things, amortize its portion of merger-related transaction costs by January 1, 1999. CG&E will also be permitted to retain all of its non-fuel savings from the merger until 1999. For additional information on the settlement agreement, see Notes to the Consolidated Financial Statements. PSI's portion of the costs are being deferred for post-merger recovery through customer rates.

Item 6.  Exhibits and Reports on Form 8-K.
- -------  --------------------------------


    (a)  Exhibits:

         2-A Amendment to Amended and Restated Agreement and Plan of Reorganization (Amended Merger Agreement) by and among CG&E, PSI Resources, Inc., PSI Energy, Inc., CINergy Corp., an Ohio corporation, CINergy Corp., a Delaware corporation, and CINergy Sub, Inc., dated as of December 11, 1992, as amended on July 2, 1993, September 10, 1993 and as of June 20, 1994.

         2-B Amendment to Amended and Restated Agreement and Plan of Reorganization (Amended Merger Agreement) by and among CG&E, PSI Resources, Inc., PSI Energy, Inc., CINergy Corp., an Ohio corporation, CINergy Corp., a Delaware corporation, and CINergy Sub, Inc., dated as of December 11, 1992, as amended on July 2, 1993, September 10, 1993, June 20, 1994 and as of
July 26, 1994.


    (b)  Reports on Form 8-K filed:
            Date of Report                Items Reported
            --------------                --------------

            June 15, 1994          Item 7.  Financial Statements
                                            and Exhibits




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


                          THE CINCINNATI GAS & ELECTRIC COMPANY
                          -------------------------------------
                                      (Registrant)



Date:  August 9, 1994               Daniel R. Herche
                          -------------------------------------
                              Daniel R. Herche, Controller
                           (Duly Authorized Officer and Chief
                                   Accounting Officer)
                                       (Signature)