Form 10-Q
period 1994-09-30
CINCINNATI GAS & ELECTRIC CO
filed 1994-11-10
CIK 20290

FORM 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549



        [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1994

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

Common Shares, Par Value $8.50 Per Share
            89,663,086 Shares Outstanding as of October 31, 1994,
                    all of which are held by CINergy Corp.

                                                     THE CINCINNATI GAS & ELECTRIC COMPANY
                                                             and Subsidiary Companies

                                                        CONSOLIDATED STATEMENT OF INCOME

                                                         Three Months Ended      Nine Months Ended           Twelve Months Ended
                                                            September 30            September 30                 September 30
                                                          1994        1993        1994          1993           1994          1993
                                                                              (Thousands of Dollars)
OPERATING REVENUES
  Electric...........................................  $368,470    $366,073    $1,031,535    $  964,781    $1,349,198    $1,246,005
  Gas................................................    40,481      42,565       331,197       304,804       495,690       443,985
                                                       --------    --------    ----------    ----------    ----------    ----------
    Total operating revenues.........................   408,951     408,638     1,362,732     1,269,585     1,844,888     1,689,990
                                                       --------    --------    ----------    ----------    ----------    ----------
OPERATING EXPENSES
  Gas purchased......................................    16,013      20,857       189,059       181,617       288,279       267,835
  Fuel used in electric production...................    91,062      96,626       252,491       248,552       337,218       324,100
  Other operation....................................    83,085      66,621       232,069       199,949       311,986       263,322
  Maintenance........................................    23,271      26,351        76,073        77,954       106,976       107,401
  Provision for depreciation.........................    39,211      39,197       117,030       113,671       155,420       150,480
  Post-in-service deferred operating expenses--net...       823      (1,694)        2,468        (7,305)        3,302        (9,330)
  Phase-in deferred depreciation.....................        --      (1,609)       (2,161)       (6,915)       (3,770)      (10,090)
  Taxes other than income taxes......................    47,049      45,138       146,186       137,702       191,851       180,589
  Income taxes.......................................    24,489      12,341        77,241        51,197        95,053        66,011
  Deferred income taxes--net.........................     2,701      19,454        14,618        34,473        20,106        42,286
                                                       --------    --------    ----------    ----------    ----------    ----------
    Total operating expenses.........................   327,704     323,282     1,105,074     1,030,895     1,506,421     1,382,604
                                                       --------    --------    ----------    ----------    ----------    ----------
OPERATING INCOME.....................................    81,247      85,356       257,658       238,690       338,467       307,386
                                                       --------    --------    ----------    ----------    ----------    ----------
OTHER INCOME AND DEDUCTIONS
  Allowance for other funds used during construction.       631         320         1,522         2,669         2,007         3,370
  Post-in-service carrying costs.....................        --       4,053            --        12,082            18        14,701
  Phase-in deferred return...........................     1,946       7,418        13,405        27,916        20,823        37,894
  Write-off of a portion of Zimmer Station...........        --          --            --            --      (234,844)           --
  Income taxes--credit
   Related to the write-off of a portion of Zimmer
    Station..........................................        --          --            --            --        12,085            --
   Other.............................................     2,202       2,425         5,734         5,425         9,715         9,291
  Other--net.........................................    (1,711)       (860)       (1,577)       (2,803)       (8,325)       (2,908)
                                                       --------    --------    ----------    ----------    ----------    ----------
    Total other income and deductions................     3,068      13,356        19,084        45,289      (198,521)       62,348
                                                       --------    --------    ----------    ----------    ----------    ----------
INCOME BEFORE INTEREST CHARGES.......................    84,315      98,712       276,742       283,979       139,946       369,734
                                                       --------    --------    ----------    ----------    ----------    ----------
INTEREST CHARGES
  Interest on long-term debt.........................    35,609      38,223       109,600       114,686       148,606       154,154
  Other interest.....................................       585         790         2,287         1,953         2,783         2,581
  Amortization of debt discount, premium and other...     1,365         809         3,752         2,428         4,676         3,795
  Allowance for borrowed funds used during
   construction--credit..............................      (839)       (629)       (2,149)       (2,936)       (2,799)       (3,706)
                                                       --------    --------    ----------    ----------    ----------    ----------
    Net interest charges.............................    36,720      39,193       113,490       116,131       153,266       156,824
                                                       --------    --------    ----------    ----------    ----------    ----------
NET INCOME (LOSS)....................................    47,595      59,519       163,252       167,848       (13,320)      212,910
  Preferred dividends................................     5,362       6,291        17,014        18,870        23,304        25,160
                                                       --------    --------    ----------    ----------    ----------    ----------
EARNINGS (LOSS) ON COMMON SHARES.....................  $ 42,233    $ 53,228    $  146,238    $  148,978    $  (36,624)   $  187,750
                                                       ========    ========    ==========    ==========    ==========    ==========

AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (000)..................................    89,466      87,539        88,909        87,135        88,666        86,914

EARNINGS (LOSS) PER COMMON SHARE.....................  $   0.47    $   0.61    $     1.64    $     1.71    $    (0.41)   $     2.16

DIVIDENDS DECLARED PER COMMON SHARE..................  $   0.43    $.41 1/2    $     1.29    $ 1.24-1/2    $     1.72    $ 1.65-5/6

                  THE CINCINNATI GAS & ELECTRIC COMPANY
                        and Subsidiary Companies

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations


RESULTS OF OPERATIONS
- ---------------------

    Electric operating revenues increased $67 million and $103 million for the nine and twelve month periods ended
September 30, 1994, respectively, over the comparable periods of 1993, due to rate increases which became effective in May 1993, August 1993 and May 1994.

    Gas operating revenues increased $26 million and $52 million for the nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993, due to the operation of adjustment clauses reflecting increases in the average cost of gas purchased, to rate increases which became effective in April and August 1993 and to increases in total volumes sold and transported of 4.4% and 5.2%.

    Gas purchased expense decreased $5 million for the three month period ended September 30, 1994, from the comparable period of 1993, due to a 20.5% decrease in the average cost per Mcf purchased and to a 3.4% decrease in volumes purchased. Gas purchased expense increased $7 million and $20 million for the nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993, due to increases in the average cost per Mcf purchased of 1.1% and 4.1% and to increases in volumes purchased of 3.0% and 3.4%.

    Fuel used in electric production decreased $6 million for the three month period ended September 30, 1994, from the comparable period of 1993, due to a 2.4% decrease in the cost of fuel per kwh generated and to a 3.5% decrease in the amount of electricity generated. Fuel used in electric production increased $13 million for the twelve month period ended
September 30, 1994, over the comparable period of 1993, due to an increase in the amount of electricity generated of 5.3%.

    Other operation expense increased $16 million, $32 million and $49 million for the three, nine and twelve month periods ended September 30, 1994, respectively, over the comparable periods of 1993, due to a number of factors, including voluntary early retirement program costs expensed in September 1994, the adoption of an accounting standard involving postretirement benefits and increased demand side management costs. Also contributing to the increases in other operation expense for the nine and twelve month periods were increases in gas production and electric production and distribution expenses. For a discussion on the voluntary early retirement program, see "Future Outlook" herein.

    Maintenance expense decreased $3 million for the three month period ended September 30, 1994, from the comparable period of 1993, primarily due to decreased maintenance on electric generating units and gas and electric distribution facilities.

    Post-in-service deferred operating expenses (net) increased $3 million, $10 million and $13 million for the three, nine and twelve month periods ended September 30, 1994, respectively, because CG&E is amortizing previously deferred amounts of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to Woodsdale Station and Zimmer Station in accordance with orders of The Public Utilities Commission of Ohio (PUCO). CG&E had been deferring these costs until they were reflected in rates and ceased deferrals in August 1993 on Woodsdale and May 1992 on Zimmer. CG&E is amortizing the deferred expenses over 10-year periods.

    Phase-in deferred depreciation was $2 million and $4 million for the nine and twelve month periods ended September 30, 1994, respectively, as a result of a PUCO ordered phase-in plan, in which rates charged to customers in the early years of the plan are less than that required to fully recover the depreciation expenses related to Zimmer Station (see "Future Outlook" herein).

    Taxes other than income taxes increased $8 million and $11 million for the nine and twelve month periods ended
September 30, 1994, respectively, over the comparable periods of 1993, primarily due to higher public utilities gross receipts taxes resulting from increased revenues and to increased property taxes resulting from a greater investment in taxable property (including Woodsdale Station) and higher property tax rates.

    Post-in-service carrying costs decreased $4 million, $12 million and $15 million for the three, nine and twelve month periods ended September 30, 1994, respectively, from the comparable periods of 1993, as a result of discontinuing the accrual of carrying costs on the first five units of Woodsdale Station after the August 1993 effective date of new rates which reflect Woodsdale Station.

    Phase-in deferred return was $2 million, $13 million and $21 million for the three, nine and twelve month periods ended September 30, 1994, respectively, as a result of the PUCO ordered phase-in plan, in which rates charged to customers in the early years of the plan will be less than that required to provide the authorized return on investment (see "Future Outlook" herein).

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

    Other (net) decreased $5 million for the twelve month period ended September 30, 1994 due to a number of factors, including costs incurred in 1993 associated with IPALCO Enterprises, Inc.'s intervention in the Merger between CG&E and PSI Resources.

    Interest on long-term debt decreased $5 million and $6 million for the nine and twelve month periods ended
September 30, 1994, primarily due to refinancing of first mortgage bonds and pollution control revenue bonds at lower rates in November 1993, February 1994 and March 1994.


FUTURE OUTLOOK
- --------------

Merger Consummation
- -------------------

    On October 24, 1994, pursuant to an Amended and Restated Agreement and Plan of Reorganization dated as of December 11, 1992, as subsequently amended and restated, PSI Resources, Inc. (Resources), an Indiana corporation, merged with and into CINergy Corp. (CINergy), a Delaware corporation and registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA), and a subsidiary of CINergy merged with and into CG&E, an Ohio corporation (collectively, the "Merger") in a transaction accounted for as a pooling of interests. Following the Merger, CG&E and PSI Energy, Inc. (Energy), an Indiana corporation, became subsidiaries of CINergy. Prior to the Merger, Energy was a wholly owned subsidiary of Resources.

    Each outstanding share of Resources common stock and CG&E common stock was exchanged for 1.023 shares and one share, respectively, of CINergy common stock, resulting in the issuance of approximately 148 million shares of CINergy common stock, par value $.01 per share. The outstanding preferred stock and debt securities of Energy and CG&E were not affected by the Merger.

    In its order approving the Merger dated October 21, 1994, the Securities and Exchange Commission (SEC) decided to reserve judgment for up to three years on whether CINergy can retain its gas operations and the non-utility businesses of CG&E and Energy. At the end of the three-year period, CINergy must file with the SEC seeking a decision on the gas divestiture and non-utility business issues, if these issues do not become moot before that time.

    Originally, CG&E and Resources were to be merged into CINergy as an Ohio corporation. Under this structure CG&E and Resources would have become operating divisions of CINergy, ceasing to exist as separate corporations, and CINergy would not have been subject to the restrictions imposed by PUHCA. However,

The Indiana Utility Regulatory Commission (IURC) dismissed Resources' application for approval of the transfer of its license or property to a non-Indiana corporation. The IURC's decision was appealed, and on October 18, 1994, the Indiana Court of Appeals reversed the IURC's decision. This decision by the Indiana Court of Appeals did not alter the consummation of the Merger establishing CINergy as a registered holding company.

    The companies have estimated the nominal dollar value of savings from the Merger to be approximately $1.5 billion, computed on a revenue requirements basis, over the 10-year period from 1994 through 2003. The Merger is expected to yield several types of benefits which lower revenue requirements. These benefits include capital expenditure savings, production cost savings, labor cost savings, administrative and general savings, and cost-of-capital savings.

    The companies currently anticipate that the estimated Merger savings will be apportioned approximately equally between CG&E and Energy. With respect to the allocation of Merger savings between CG&E's ratepayers and CINergy's shareholders, as part of a settlement agreement with the PUCO, CG&E is permitted to retain all electric non-fuel savings from the Merger until 1999. The agreement also calls for CG&E to amortize its share of Merger transaction costs and costs to achieve Merger savings allocable to PUCO electric jurisdictional customers (estimated to be $17 million and $18 million, respectively) by January 1, 1999. In the third quarter of 1994, CG&E expensed $11 million representing the PUCO electric jurisdictional portion of its voluntary early retirement plan (VERP) costs. The remaining $6.4 million of VERP costs have been deferred for future recovery through rates. CG&E intends to amortize the PUCO electric jurisdictional portion of Merger transaction costs as recovered through the regulatory process in accordance with the agreement with the PUCO, and to continue deferring the non-PUCO electric jurisdictional portion of Merger transaction costs and future costs to achieve Merger savings (estimated to be $14 million including the $6.4 million mentioned above) for future recovery.

    Unless otherwise noted, the following discussion pertains solely to CG&E and its subsidiary companies.


Liquidity and Capital Resources
- -------------------------------

    The construction expenditures for CG&E and its subsidiaries for the first nine months of 1994 were approximately $125 million (including $4 million of AFC) and are expected to be $192 million for the year 1994. Over the next five years, 1994-1998, construction expenditures are expected to be $1,343 million (including AFC of $54 million). These estimates are under continuing review and subject to adjustment. During the five year period, a total of $142 million will be required for the redemption of long-term debt and cumulative preferred stock at maturity or in compliance with mandatory redemption requirements.

    CG&E contemplates future debt and equity financings in the capital markets. Short-term indebtedness will be used to supplement internal sources of funds for the interim financing of the construction program. CG&E may continue to sell additional securities, from time to time, beyond what is needed for capital requirements to allow the early refinancing of existing securities.

    Under the terms of CG&E's first mortgage indenture, at September 30, 1994, CG&E would have been able to issue approximately $880 million of additional first mortgage bonds.

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

    CG&E and its subsidiaries had lines of credit at September 30, 1994, of $123 million, of which $111 million remained unused. CG&E and its subsidiaries are currently authorized to have a maximum of $235 million of short-term notes outstanding.


Rate Matters
- ------------

     Over the past two years, CG&E has received a number of electric and gas rate increases that will positively impact future earnings. The primary reasons for the electric rate increases were recovery of CG&E's investment in Zimmer Station, Woodsdale Station and other facilities used to serve customers. The gas rate increases reflect investments in new and replacement gas mains and facilities. As part of an August 1993 stipulation, CG&E has agreed not to increase gas base rates prior to June 1, 1995, excluding rate filings made under certain circumstances, such as to address financial emergencies.

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

    In response to an appeal by CG&E of the PUCO's May 1992 rate order, the Supreme Court of Ohio ruled, in November 1993, that the PUCO did not have authority to order the phased-in rate increase, and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. The Court also said the PUCO must provide a mechanism which allows CG&E to recover costs being deferred under the phase-in plan through the date of the order on remand. At September 30, 1994, CG&E had deferred $83 million of costs, net of taxes, related to the phase-in plan.

    In April 1994, the PUCO approved a settlement agreement among CG&E, the PUCO Staff, and other interested parties addressing the November 1993 ruling by the Court. As part of the settlement, CG&E agreed not to seek early implementation of the third phase of the authorized rate increase, which means the $39.8 million increase became effective in May 1994 as originally scheduled. CG&E also agreed that it would not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven-year period contemplated in the May 1992 PUCO order. In addition, CG&E agreed to a moratorium on increases in base electric rates until January 1, 1999 (except under certain circumstances), and, in return, received authorization to retain all electric non-fuel Merger savings until 1999.

    In May 1994, CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company (ULH&P) agreed with the Kentucky Public Service Commission (KPSC) to an electric rate moratorium commencing after ULH&P's next retail rate case and extending to January 1, 2000. The KPSC also required CG&E and ULH&P to agree that, for 12 months from consummation of the Merger, no filings will be made to adjust CG&E's base purchase power rate and ULH&P's base electric rates.


Voluntary Workforce Reduction
- -----------------------------

    CG&E and its subsidiaries recently completed a voluntary early retirement program (VERP) for eligible management, supervisory, administrative and professional employees. Of the approximately 160 employees who were eligible to participate in the program, 115 employees accepted the offer, resulting in a pre-tax cost of approximately $17.4 million. This cost is included in the costs to achieve Merger savings previously discussed. In the third quarter of 1994, CG&E expensed
$11.0 million representing the PUCO electric jurisdictional portion of its VERP costs. The remaining $6.4 million of VERP costs have been deferred for future recovery through rates.

                                         THE CINCINNATI GAS & ELECTRIC COMPANY
                                                and Subsidiary Companies

                                         CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Nine Months Ended                Twelve Months Ended
                                                                      September 30                     September 30
                                                                  1994            1993             1994            1993
                                                                                 (Thousands of Dollars)

Cash Flows From Operations:
   Net Income (Loss).....................................      $  163,252      $  167,848       $  (13,320)     $  212,910
                                                               ----------      ----------       ----------      ----------
     Adjustments to reconcile net income to net cash:
       Deferred gas and electric fuel costs--net.........         (13,716)         (2,183)          (7,619)         (8,994)
       Depreciation......................................         117,030         113,671          155,420         150,480
       Post-in-service deferred operating expenses--net..           2,468          (7,305)           3,302          (9,330)
       Phase-in deferred depreciation....................          (2,161)         (6,915)          (3,770)        (10,090)
       Allowance for other funds used during
          construction...................................          (1,522)         (2,669)          (2,007)         (3,370)
       Post-in-service carrying costs....................           --            (12,082)             (18)        (14,701)
       Phase-in deferred return..........................         (13,405)        (27,916)         (20,823)        (37,894)
       Deferred income taxes and investment tax
          credits--net...................................          15,336          34,403           16,653          45,961
       Write-off of a portion of Zimmer Station..........           --              --             234,844           --
       Deferred income taxes and investment tax credits
          related to write-off of a portion of
          Zimmer Station.................................           --              --             (12,085)          --
       Other--net........................................          37,733          (2,093)          59,237          (1,894)
       Change in current assets and liabilities:
          Receivables and unbilled revenues..............          77,983          32,703            7,240         (22,281)
          Materials and supplies.........................          15,865           9,921            9,511           4,771
          Other current assets...........................           1,532          (5,248)           2,237         (12,979)
          Accounts payable and other current liabilities.         (47,864)         (5,361)         (21,939)         33,609
                                                               ----------      ----------       ----------      ----------
             Total adjustments...........................         189,279         118,926          420,183         113,288
                                                               ----------      ----------       ----------      ----------
             Net cash provided by operations.............         352,531         286,774          406,863         326,198
                                                               ----------      ----------       ----------      ----------
Cash Flows From Investing:
   Construction expenditures (less allowance for other
     funds used during construction).....................        (123,026)       (145,975)        (175,769)       (203,817)
                                                               ----------      ----------       ----------      ----------
Cash Flows From Financing:
   Common stock proceeds.................................          35,604          32,947           46,643          44,302
   Long-term debt proceeds...............................         311,957           --             608,957          12,590
   Retirement of long-term debt and cumulative
     preferred stock.....................................        (353,647)         (6,513)        (641,589)       (384,479)
   Net short-term borrowings.............................         (18,500)        (27,920)          (6,080)         (2,419)
   Dividends paid on common shares.......................        (114,357)       (108,221)        (152,076)       (143,772)
   Dividends paid on preferred shares....................         (17,942)        (18,870)         (24,233)        (26,242)
                                                               ----------      ----------       ----------      ----------
             Net cash provided by (used in)
                financing activities.....................        (156,885)       (128,577)        (168,378)       (500,020)
                                                               ----------      ----------       ----------      ----------
             Net increase (decrease) in cash and
                temporary cash investments...............          72,620          12,222           62,716        (377,639)

Cash and temporary cash investments--beginning
   of period.............................................           4,570           2,252           14,474         392,113
                                                               ----------      ----------       ----------      ----------
Cash and temporary cash investments--end of period.......      $   77,190      $   14,474       $   77,190      $   14,474
                                                               ==========      ==========       ==========      ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for:
   Interest (net of allowance for borrowed funds
     used during construction)...........................      $   97,522      $   92,396       $  156,992      $  160,005
   Income taxes..........................................      $   74,681      $   30,252       $   98,214      $   35,672

                           THE CINCINNATI GAS & ELECTRIC COMPANY
                                  and Subsidiary Companies

                                 CONSOLIDATED BALANCE SHEET

                                            ASSETS
                                                            September 30    December 31
                                                                 1994            1993
                                                                 (Thousands of Dollars)
UTILITY PLANT
  In service............................................     $5,294,105      $5,188,602
  Less--Accumulated provisions for depreciation.........      1,569,273       1,472,313
                                                             ----------      ----------
                                                              3,724,832       3,716,289
  Construction work in progress.........................         65,984          69,351
                                                             ----------      ----------
                                                              3,790,816       3,785,640
                                                             ----------      ----------
CURRENT ASSETS
  Cash..................................................          6,347           4,570
  Short-term investments................................         70,843              --
  Accounts receivable--net..............................        176,578         206,210
  Accrued unbilled revenues.............................         57,604         105,955
  Materials and supplies................................        136,652         152,517
  Prepayments...........................................         19,393          29,053
  Other.................................................        115,671         107,543
                                                             ----------      ----------
                                                                583,088         605,848
                                                             ----------      ----------
OTHER ASSETS
  Post-in-service carrying costs and deferred operating
    expenses............................................        149,747         154,636
  Phase-in deferred return and depreciation.............         98,996          83,431
  Amounts due from customers-income taxes...............        379,085         387,748
  Other.................................................        153,286         126,220
                                                             ----------      ----------
                                                                781,114         752,035
                                                             ----------      ----------
                                                             $5,155,018      $5,143,523
                                                             ==========      ==========
                                           LIABILITIES
CAPITALIZATION
  Common shares.........................................     $  761,700      $  748,528
  Additional paid-in capital............................        337,165         314,218
  Retained earnings.....................................        487,439         456,511
  Preferred shares--
    Not subject to mandatory redemption.................         80,000         120,000
    Subject to mandatory redemption.....................        210,000         210,000
  Long-term debt........................................      1,837,776       1,829,061
                                                             ----------      ----------
                                                              3,714,080       3,678,318
                                                             ----------      ----------
CURRENT LIABILITIES
  Notes payable.........................................         12,500          31,013
  Accounts payable......................................         80,718         122,620
  Dividends payable on preferred shares ................          5,362           6,290
  Accrued taxes.........................................        205,563         222,219
  Accrued interest on debt..............................         41,338          29,123
  Other.................................................         27,975          29,496
                                                             ----------      ----------
                                                                373,456         440,761
                                                             ----------      ----------
DEFERRED CREDITS AND OTHER
  Deferred income taxes.................................        744,934         733,224
  Investment tax credits................................        136,985         141,520
  Accrued pension cost..................................         63,604          41,826
  Other.................................................        121,959         107,874
                                                             ----------      ----------
                                                              1,067,482       1,024,444
                                                             ----------      ----------
                                                             $5,155,018      $5,143,523
                                                             ==========      ==========

THE CINCINNATI GAS & ELECTRIC COMPANY
                        and Subsidiary Companies

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


    The accompanying information reflects, in the opinion of the management of CG&E, all adjustments necessary to present fairly the results for the interim periods. All such adjustments are of a normal recurring nature. Reference should be made to CG&E's Form 10-K for the year 1993 for additional footnote disclosure, including a summary of significant accounting policies.

    Reference is made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" herein for information regarding CG&E's merger with PSI Resources, Inc. (Resources) and a voluntary early retirement program. Reference is made to "Item 5. Other Information" herein for information regarding unaudited supplemental condensed consolidated financial information for CG&E, Resources and CINergy.

    In April 1994, The Public Utilities Commission of Ohio
(PUCO) approved a settlement agreement among CG&E, the PUCO Staff, the Ohio Office of Consumers' Counsel (OCC) and other intervenors addressing the November 1993 ruling by the Supreme Court of Ohio. As part of the settlement, CG&E has agreed not to seek early implementation of the third phase of the May 1992 rate increase, which means the $39.8 million increase became effective in May 1994 as originally scheduled. CG&E also agreed that it would not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven year period contemplated in the May 1992 PUCO order. In addition, CG&E agreed to a moratorium on increases in base electric rates until January 1, 1999 (except under certain circumstances), and, in return, received authorization to retain all electric non-fuel Merger savings until 1999.

    In May 1994, CG&E's Kentucky subsidiary, The Union Light, Heat and Power Company (ULH&P) agreed with the Kentucky Public Service Commission (KPSC) to an electric rate moratorium commencing after ULH&P's next retail rate case and extending to January 1, 2000. The KPSC also required CG&E and ULH&P to agree that, for 12 months from consummation of the Merger, no filings will be made to adjust CG&E's base purchase power rate and ULH&P's base electric rates.

PART II. OTHER INFORMATION


Item 5.  Other Information.
- -------  -----------------

Unaudited Supplemental Condensed Consolidated Financial
- -------------------------------------------------------
Information:
- ------------

    The following supplemental condensed consolidated financial information combines the historical unaudited consolidated statements of income and consolidated balance sheets of CG&E and Resources after giving effect to the Merger. The unaudited Supplemental Condensed Consolidated Statements of Income for the three, nine and twelve month periods ended September 30, 1994, give effect to the Merger as if it had occurred at October 1, 1993. The unaudited Supplemental Condensed Consolidated Balance Sheet at September 30, 1994, gives effect to the Merger as if it had occurred at September 30, 1994. These statements are prepared on the basis of accounting for the Merger as a pooling of interests. Intercompany transactions (including purchased and exchanged power transactions) between CG&E and Resources during the periods presented were not material and accordingly no adjustments were made to eliminate such transactions. In addition, the following supplemental condensed consolidated financial information should be read in conjunction with the historical consolidated financial statements and related notes thereto of CG&E and Resources. The following information is not necessarily indicative of the operating results or financial position that would have occurred had the Merger been consummated at the beginning of the periods, or on the date, for which the Merger is being given effect, nor is it necessarily indicative of future operating results or financial position.

Supplemental Condensed Consolidated Statements of Income (in millions, except per share amounts):


                                                   Three Months Ended September 30, 1994
                                                   -------------------------------------
                                                       CG&E     Resources     CINergy
                                                    ---------   ---------    ----------

Operating revenues..............................    $     409    $    283    $      692
Operating expenses..............................          328         247           575
                                                    ---------    --------    ----------
Operating income................................           81          36           117
Other income and deductions -- net..............            3           3             6
Interest charges -- net.........................           37          20            57
Preferred dividend requirement..................            5           3             8
                                                    ---------    --------    ----------
Net income......................................    $      42    $     16    $       58
                                                    =========    ========    ==========

Average common shares outstanding (1)...........           89          56           147
Earnings per common share (1)...................    $     .47    $    .27    $      .39



                                                     Nine Months Ended September 30, 1994
                                                    ------------------------------------
                                                       CG&E     Resources     CINergy
                                                    ---------   ---------    ----------

Operating revenues..............................    $   1,363    $    868    $    2,231
Operating expenses..............................        1,105         749         1,854
                                                    ---------    --------    ----------
Operating income................................          258         119           377
Other income and deductions -- net..............           19           6            25
Interest charges -- net.........................          114          55           169
Preferred dividend requirement..................           17          10            27
                                                    ---------    --------    ----------
Net income......................................    $     146    $     60    $      206
                                                    =========    ========    ==========

Average common shares outstanding (1)...........           89          56           146
Earnings per common share (1)...................    $    1.64    $   1.06    $     1.41



                                                   Twelve Months Ended September 30, 1994
                                                   --------------------------------------
                                                       CG&E     Resources     CINergy
                                                    ---------   ---------    ----------

Operating revenues..............................    $   1,845    $  1,149    $    2,994
Operating expenses..............................        1,507         985         2,492
                                                    ---------    --------    ----------
Operating income................................          338         164           502
Other income and deductions -- net..............         (199)*        11          (188)
Interest charges -- net.........................          153          71           224
Preferred dividend requirement..................           23          14            37
                                                    ---------    --------    ----------
Net income (loss)...............................    $     (37)   $     90    $       53
                                                    =========    ========    ==========

Average common shares outstanding (1)...........           89          56           146
Earnings (loss) per common share (1)............    $    (.41)   $   1.60    $      .36

*Reflects the write-off of a portion of Zimmer Station of approximately $223 million, net of taxes.


 Supplemental Condensed Consolidated Balance Sheet (in millions):


                                                                  September 30, 1994
                                                        ---------------------------------------
                                                          CG&E         Resources       CINergy
                                                        ---------      ---------      ---------
Assets

Utility plant -- original cost
  In service......................................      $   5,294      $   3,720      $   9,014
  Accumulated depreciation........................          1,569          1,533          3,102
                                                        ---------      ---------      ---------
                                                            3,725          2,187          5,912
  Construction work in progress...................             66            163            229
                                                        ---------      ---------      ---------
    Total utility plant...........................          3,791          2,350          6,141
Current assets....................................            583            209            792
Other assets......................................            781            307          1,088
                                                        ---------      ---------      ---------
    Total assets..................................      $   5,155      $   2,866      $   8,021
                                                        =========      =========      =========

Capitalization and Liabilities

Common stock (2)..................................      $     762      $       1      $       1
Paid-in capital (2)...............................            337            261          1,360
Retained earnings.................................            487            458            945
                                                        ---------      ---------      ---------
    Total common stock equity.....................          1,586            720          2,306

Cumulative preferred stock........................            290            188            478
Long-term debt....................................          1,838            878          2,716
                                                        ---------      ---------      ---------
    Total capitalization..........................          3,714          1,786          5,500

Current liabilities...............................            373            648          1,021
Deferred income taxes.............................            745            310          1,055
Other liabilities.................................            323            122            445
                                                        ---------      ---------      ---------
    Total capitalization and other liabilities....      $   5,155      $   2,866      $   8,021
                                                        =========      =========      =========

Notes to Supplemental Condensed Consolidated Financial
Information:

(1) The Supplemental Condensed Consolidated Statements of Income reflect the conversion of each share of CG&E common stock outstanding into one share of CINergy common stock and each share of Resources common stock outstanding into 1.023 shares of CINergy common stock.

(2) The "Common stock" and "Paid-in capital" amounts reflected in the Supplemental Condensed Consolidated Balance Sheet reflect the conversion of each share of CG&E common stock outstanding into one share of CINergy common stock ($.01 par value) and each share of Resources common stock outstanding into 1.023 shares of CINergy common stock ($.01 par value).

 Item 6.  Exhibits and Reports on Form 8-K.
- -------  --------------------------------

     (a)   Exhibits:

           27    - Financial Data Schedule


    (b)   Reports on Form 8-K filed:

           Date of Report                Items Reported
           --------------                --------------

           October 24, 1994       Item 1.  Changes in Control of
                                           Registrant

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


                          THE CINCINNATI GAS & ELECTRIC COMPANY
                          -------------------------------------
                                      (Registrant)



Date:  November 9, 1994             Daniel R. Herche
                          -------------------------------------
                              Daniel R. Herche, Controller
                           (Duly Authorized Officer and Chief
                                   Accounting Officer)
                                       (Signature)