Form 10-K
CINCINNATI GAS & ELECTRIC CO
filed 1995-03-29
CIK 20290

______________________________________________________________________________

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                    Form 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1994

                                        OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________

Commission file number 1-1232

                    THE CINCINNATI GAS & ELECTRIC COMPANY
            (Exact name of registrant as specified in its charter)

                OHIO                                       31-0240030
    (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                    Identification No.)

                            139 East Fourth Street
                           Cincinnati, Ohio  45202
                   (Address of principal executive offices)
                Registrant's telephone number:  (513) 381-2000

Securities registered pursuant to Section 12(b) of the Act:

                                             Name of each exchange on
      Title of each class                        which registered

Cumulative Preferred Stock
  4%, 4 3/4%, 7.44%, 9.15%,                  Cincinnati Stock Exchange
    7 7/8%, and 7 3/8%                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

All voting stock of the registrant is wholly-owned by CINergy Corp.

As of February 28, 1995, 89,663,086 shares of Common Stock, par value $8.50 per share, were outstanding, all of which were held by CINergy Corp.

______________________________________________________________________________

                         THE CINCINNATI GAS & ELECTRIC COMPANY

                                   TABLE OF CONTENTS
 Item
Number
                                       PART I

  1      Business
           Organization . . . . . . . . . . . . . . . . . . . . . .
           The Company. . . . . . . . . . . . . . . . . . . . . . .
           Customer, Sales, and Revenue Data. . . . . . . . . . . .
           Financial Information by Business Segment. . . . . . . .
           Regulation . . . . . . . . . . . . . . . . . . . . . . .
           Rate Matters . . . . . . . . . . . . . . . . . . . . . .
           Power Supply . . . . . . . . . . . . . . . . . . . . . .
           Fuel Supply. . . . . . . . . . . . . . . . . . . . . . .
           Gas Supply . . . . . . . . . . . . . . . . . . . . . . .
           Competition. . . . . . . . . . . . . . . . . . . . . . .
           Capital Requirements . . . . . . . . . . . . . . . . . .
           Environmental Matters. . . . . . . . . . . . . . . . . .
           Employees. . . . . . . . . . . . . . . . . . . . . . . .
  2      Properties . . . . . . . . . . . . . . . . . . . . . . . .
           CG&E . . . . . . . . . . . . . . . . . . . . . . . . . .
           ULH&P. . . . . . . . . . . . . . . . . . . . . . . . . .
           Other Subsidiaries . . . . . . . . . . . . . . . . . . .
  3      Legal Proceedings. . . . . . . . . . . . . . . . . . . . .
           Merger Litigation. . . . . . . . . . . . . . . . . . . .
           Shareholder Litigation . . . . . . . . . . . . . . . . .
  4      Submission of Matters to a Vote of Security Holders. . . .
         Executive Officers of the Registrant . . . . . . . . . . .

                                       PART II

  5      Market for Registrant's Common Equity
           and Related Stockholder Matters. . . . . . . . . . . . .
  6      Selected Financial Data. . . . . . . . . . . . . . . . . .
  7      Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . .
         Index to Financial Statements and Financial Statement
           Schedules. . . . . . . . . . . . . . . . . . . . . . . .
  8      Financial Statements and Supplementary Data. . . . . . . .
  9      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . .

                                       PART III

 10      Directors and Executive Officers of the Registrant . . . .
 11      Executive Compensation . . . . . . . . . . . . . . . . . .
 12      Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .
 13      Certain Relationships and Related Transactions . . . . . .

                                       PART IV

 14      Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K
             Financial Statements and Schedules . . . . . . . . . .
             Reports on Form 8-K. . . . . . . . . . . . . . . . . .
             Exhibits . . . . . . . . . . . . . . . . . . . . . . .
         Signatures . . . . . . . . . . . . . . . . . . . . . . . .

                                  PART I

                             ITEM 1.  BUSINESS

Organization

In October 1994, The Cincinnati Gas & Electric Company (CG&E) became a subsidiary of CINergy Corp. (CINergy) as a result of the merger of CG&E and PSI Resources, Inc. (Resources). CINergy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

The Company

CG&E, an Ohio corporation, is an electric and gas public utility company with four wholly-owned utility subsidiaries including The Union Light, Heat and Power Company (ULH&P), Miami Power Corporation (Miami), The West Harrison Gas and Electric Company (West Harrison), and Lawrenceburg Gas Company (Lawrenceburg). In addition, CG&E has two non-utility subsidiaries, KO Transmission Company (KO Transmission) and Tri-State Improvement Company (Tri-State), both of which are wholly-owned.

CG&E and its utility subsidiaries are primarily engaged in the production, transmission, distribution, and sale of electric energy and the sale and transportation of natural gas in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. The area served with electricity, gas, or both covers approximately 3,000 square miles, has an estimated population of 1.8 million people, and includes the cities of Cincinnati and Middletown in Ohio, Covington and Newport in Kentucky, and Lawrenceburg in Indiana.

KO Transmission was incorporated in Kentucky in 1994 and will be used to acquire an interest in an interstate natural gas pipeline to which CG&E is entitled as a result of a settlement with the Columbia Gas Transmission Corp. It will have an office in Cincinnati and will be engaged in the transportation of natural gas in interstate commerce between Kentucky and Ohio. KO Transmission's portion of the pipeline will extend from central Kentucky to the Ohio River.

Tri-State, an Ohio corporation, is devoted to acquiring and holding property in Ohio, Kentucky, and Indiana for substations, electric and gas rights of way, office space, and other uses in CG&E's and its subsidiaries' utility operations.

As a result of the merger, CGE Corp., a subsidiary of CG&E prior to merger consummation, was merged with and into CINergy Investments, Inc. (Investments), a subsidiary of CINergy. CGE Corp.'s former subsidiaries, Power International, Inc., previously named Enertech Associates International, Inc., and CG&E Resource Marketing, Inc., are now subsidiaries of Investments.

Customer, Sales, and Revenue Data

Approximately 75% and 24% of CG&E's and its subsidiaries' operating revenues are derived from the sale of electricity and the sale and transportation of natural gas, respectively. The service territory of CG&E and its subsidiaries is heavily populated and characterized by a stable residential customer base and a diverse mix of industrial customers. As of December 31, 1994, CG&E and its subsidiaries supplied electric service to over 708,000 customers and provided gas service to more than 429,000 customers. CG&E's and its utility subsidiaries' service territory spans 19 counties in Ohio, Indiana, and Kentucky and includes approximately 130 cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives. No one customer accounts for more than 5% of electric or gas operating revenues of CG&E and its subsidiaries. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

Financial Information by Business Segment

For financial information by business segment, see Note 16 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data". For a discussion of the potential divestiture of CG&E's gas operations, see Note 13(d) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

Regulation

As subsidiaries of CINergy, CG&E and its subsidiaries are subject to regulation by the Securities and Exchange Commission (SEC) under the PUHCA with respect to, among other things, issuances and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retentions of interests in non-utility businesses, intrasystem sales of certain goods and services, the method of keeping accounts, and access to books and records. In addition, the PUHCA generally limits registered holding companies to a single "integrated" public utility system, which the SEC traditionally has interpreted to prohibit a registered holding company, with limited exceptions, from owning both gas and electric properties. (Refer to the information appearing under the caption "Potential Divestiture of Gas Operations" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".)

CG&E, ULH&P, and Miami are each subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to the classification of accounts, rates for wholesale sales of electricity, interconnection agreements, and acquisitions and sales of certain utility properties. In addition, services by KO Transmission will be rendered in accordance with terms and conditions and at rates contained in a gas tariff filed with the FERC. Transportation of gas between CG&E and ULH&P is subject to regulation by the FERC under the Natural Gas Act.

CG&E, as a public utility under the laws of Ohio, is also subject to regulation by the Public Utilities Commission of Ohio (PUCO) as to retail electric and gas rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of certain utility properties, and in other respects as provided by Ohio law. Rates within municipalities in Ohio are subject to original regulation by the municipalities. The Ohio Power Siting Board, a division of the PUCO, has jurisdiction in Ohio over the location, construction, and initial operation of new electric generating facilities and certain electric and gas transmission lines presently utilized by CG&E. As to retail rates and other matters, ULH&P is regulated by the Kentucky Public Service Commission, and West Harrison and Lawrenceburg are regulated by the Indiana Utility Regulatory Commission (IURC).

Rate Matters

Refer to the information appearing under the caption "Regulatory Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Power Supply

CG&E and 28 other electric utilities in an eight-state area are participating in the East Central Area Reliability Coordination Agreement for the purpose of coordinating the planning and operation of generating and transmission facilities to provide for maximum reliability of regional bulk power supply.

CG&E's electric system, which is operated by CINergy Services, Inc., the service company which provides a variety of administrative, management, and support services to the CINergy system, is interconnected with the electric systems of PSI Energy, Inc. (Energy), also a subsidiary of CINergy, East Kentucky Power Cooperative, Inc. (East Kentucky), Indiana Michigan Power Company, Louisville Gas and Electric Company, Columbus Southern Power Company, The Dayton Power and Light Company, Ohio Valley Electric Corporation, Ohio Power Company, and Tennessee Valley Authority.

CG&E and East Kentucky have an agreement for the interchange of electric power, subject to availability, during certain times of the year through March 2000. Under the agreement, CG&E, a summer peaking company, has the right to obtain up to 150 megawatts (mw) of electricity through March 31, 1997, and up to 50 mw from April 1, 1997, through March 31, 2000, from East Kentucky during the months of June, July, and August. East Kentucky, a winter peaking company, has the right to receive up to 150 mw through March 31, 1997, and up to 50 mw from April 1, 1997, through March 31, 2000, from CG&E in December, January, and February.

Fuel Supply

A major portion of the coal required by CG&E is obtained through both long- and short-term coal supply agreements, with the remaining requirements purchased on the spot market. The prices to be paid under most of these contracts are subject to adjustment to reflect suppliers' costs and certain other factors. In addition, some of these agreements include extension options and termination provisions pertaining to coal quality. The coal delivered under these contracts is primarily from mines located in Ohio, Kentucky, West Virginia, and Pennsylvania.

CG&E monitors alternative sources to assure a continuing availability of economical fuel supplies. CG&E intends to continue purchasing a portion of its coal requirements on the spot market and, at the present time, is investigating the expanded use of low-sulfur coal in connection with its plans to comply with the Clean Air Act Amendments of 1990 (see the information appearing under the caption "Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

CG&E believes it will be able to obtain sufficient coal to meet future generating requirements. However, CG&E is unable to predict the extent to which coal availability and price may ultimately be affected by future environmental requirements. Presently, CG&E expects the cost of coal to rise in the long run as the supply of more accessible and higher-grade coal diminishes and as mining, transportation, and other related costs continue an upward trend.

Gas Supply

The FERC's Order 636 restructured the operations of gas pipelines and the supply portfolios of gas distribution companies. As gas pipelines unbundled their historic service of supply aggregating, direct term contracting by gas distribution companies with producers and marketers diminished the once prominent spot market (see the information appearing under the caption "Order 636" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

CG&E and its subsidiaries now obtain the majority of their natural gas supply (89%) from firm supply agreements, with remaining volumes purchased in the spot market. These firm contracts feature dual levels of gas supply: base load for continuous supply for CG&E's and its subsidiaries' core requirements, and "swing" load, which is gas available on a daily basis for changes in demand. While a premium is paid for the swing load, the use of industry indices to price firm gas volumes on a monthly basis ensures that the price CG&E and its subsidiaries pay remains economically competitive.

Gas is transported on interstate pipelines either directly to CG&E's and its subsidiaries' distribution systems, or it is injected into pipeline storage facilities for withdrawal and delivery in the future. Most of CG&E's and its subsidiaries' gas supplies are sourced from the Gulf of Mexico coastal area. CG&E and its subsidiaries have also obtained limited supply sourced from the Appalachian region and the mid-continent (Arkansas - Oklahoma) basin, and from methane gas recovered from an Ohio landfill. Over the long-term, natural gas is expected to retain its competitiveness with alternative fuels; however, the costs of discovery and development of new sources of supply will influence prices.

Competition

Refer to the information appearing under the caption "Competitive Pressures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Capital Requirements

Refer to the information appearing under the caption "Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Environmental Matters

CG&E's 1995 construction expenditures for environmental compliance are forecasted to be $6 million. In addition, refer to the information appearing in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Employees

The number of employees of CG&E and its subsidiaries at December 31, 1994, was 4,834, of whom CG&E employed 4,479, ULH&P employed 342, and Lawrenceburg employed 13.

CG&E and its utility subsidiaries have collective bargaining agreements with several union organizations. Approximately 1,226 employees were represented by the Independent Utilities Union (IUU). The current contract between CG&E and the IUU will expire in March 1998. The United Steelworkers of America
(USWA) and the International Brotherhood of Electrical Workers (IBEW) represented approximately 475 and 1,570 employees, respectively. CG&E and its subsidiaries have a three-year contract with the USWA expiring May 15, 1997. The IBEW contract expires April 1, 1997.

                     ITEM 2.  PROPERTIES

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

In addition to the information further discussed herein, refer to the information appearing under the caption "New Generation" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

CG&E

CG&E wholly owns and operates seven steam electric generating units at two different stations and 20 rapid-start internal combustion generating units at four different stations. In addition, CG&E operates five commonly owned steam electric generating units at four different stations, in all of which CG&E has an undivided interest. CG&E also has an undivided interest in six commonly owned steam electric generating units at three separate stations which are not operated by CG&E. All of these properties are located in Ohio, with the exception of one of the jointly owned stations operated by CG&E which is located in Kentucky. CG&E-owned system generating capability as of December 31, 1994, was 5,374 mw.

CG&E's 1994 summer peak load, which occurred on July 20, was 4,326 mw, and its 1994 winter peak load, which occurred on January 18, was 4,077 mw, exclusive of off-system transactions. For the period 1995 through 2004, summer and winter peak load and kilowatt-hour sales are each forecasted to have annual growth rates of 2%. These forecasts reflect CG&E's assessment of demand-side management programs, load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude non-firm power transactions and any potential off-system, long-term firm power sales.

As of December 31, 1994, CG&E's transmission system consisted of 388 circuit miles of 345,000 volt line, 604 circuit miles of 138,000 volt line, 475 circuit miles of 69,000 volt line, and 117 circuit miles of lesser volt line, all within the states of Ohio and Kentucky. In addition, as of December 31, 1994, CG&E's distribution system consisted of 14,388 circuit miles, all within the state of Ohio. As of the same date, CG&E's transmission substations had a combined capacity of 14,845,106 kilovolt-amperes, and the distribution substations had a combined capacity of 5,860,802 kilovolt-amperes. A portion of CG&E's total transmission system is jointly owned, primarily in connection with the previously mentioned jointly owned electric generating units.

During 1994, almost all of the electricity generated by units owned by CG&E or in which it has an ownership interest was produced by coal-fired generating units. Those units generate most of the electric requirements of CG&E and its subsidiaries.

CG&E owns two underground caverns, one with a seven million gallon capacity and one with an eight million gallon capacity, for the storage of liquid propane and related vaporization and mixing plants. Both of the storage caverns are located in Ohio and used primarily to augment CG&E's supply of natural gas during periods of peak demand and emergencies. CG&E also owns natural gas distribution systems consisting of 5,341 miles of mains and service lines in southwestern Ohio.

ULH&P

As of December 31, 1994, ULH&P owned 104 circuit miles of 69,000 volt electric transmission line, an electric distribution system consisting of 2,468 circuit miles, and a gas distribution system consisting of 1,190 miles of mains and service lines in northern Kentucky. ULH&P also owns a seven million gallon capacity underground cavern for the storage of liquid propane and a related vaporization and mixing plant and feeder lines, located in northern Kentucky and adjacent to one of the gas lines that transports natural gas to CG&E. The cavern and vaporization and mixing plant are used primarily to augment CG&E's and ULH&P's supply of natural gas during periods of peak demand and emergencies.

Other Subsidiaries

As of December 31, 1994, Lawrenceburg owned a gas distribution system consisting of 166 miles of mains and service lines in Indiana adjacent to the western part of CG&E's service area. Lawrenceburg is connected with and sells gas at wholesale to the city of Aurora, Indiana, and is also connected within Indiana with the lines of Texas Gas Transmission Corporation and Texas Eastern Transmission Corporation.

As of December 31, 1994, West Harrison owned a small electric distribution system consisting of 10 circuit miles in Indiana adjacent to CG&E's service area. As of the same date, Miami owned 40 miles of 138,000 volt transmission line connecting the lines of Louisville Gas and Electric Company with those of CG&E.

                   ITEM 3.  LEGAL PROCEEDINGS

Merger Litigation

The original merger agreement between CG&E and Resources was amended in response to a June 1993 ruling by the IURC, which dismissed a petition by Energy for approval of the transfer of its license or property to CINergy Corp., an Ohio corporation. The IURC held that such transfer could not be made to a corporation incorporated outside of Indiana. The original structure provided that Resources, Energy, and CG&E would be merged into CINergy. Under this structure, Energy and CG&E would have become operating divisions of CINergy, ceasing to exist as separate corporations, and CINergy would not have been required to register as a public utility holding company under the PUHCA. Energy appealed the IURC's decision, and in October 1994, the Indiana Court of Appeals reversed the IURC's decision. This decision by the Indiana Court of Appeals did not alter the consummation of the merger establishing CINergy as a registered holding company.

Shareholder Litigation

In March 1993, in conjunction with a proposed tender offer for Resources, IPALCO Enterprises, Inc. filed suit in the United States District Court for the Southern District of Indiana, Indianapolis Division (District Court), against Resources, CINergy, James E. Rogers, Energy, and CG&E (IPALCO Action). The IPALCO Action was subsequently dismissed in November 1993. In March 1993 and in the weeks following, six suits with claims similar to the IPALCO Action were filed by purported shareholders of Resources (Shareholder Litigation). Four of the suits were filed in the District Court, and two were filed in state courts, although one of those two was subsequently consolidated with the four in the District Court.

In January 1994, the parties to the Shareholder Litigation executed a Stipulation and Agreement of Dismissal (Stipulation) settling and dismissing with prejudice all of the parties' claims except for plaintiffs' petitions for fees and expenses and defendants' right to object thereto. An agreement in principle has been reached in the Shareholder Litigation which contemplates that counsel for all plaintiffs will receive from Energy a portion of the fees and expenses claimed. The parties have agreed to provide notice to affected shareholders of a hearing during which the order on the fees and expenses will be considered by the District Court. Pending such order, the agreed upon fees and expenses will be deposited into an interest-bearing escrow account.

In addition to the above litigation, see Notes 2 and 13(b), 13(c), and 13(d) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

      Item 4.  Submission of Matters to a Vote of Security Holders

None.

EXECUTIVE OFFICERS OF THE REGISTRANT (at February 28, 1995)

                         Age at
                        Dec. 31,
         Name             1994          Office & Date Elected or in Job

Jackson H. Randolph        64      Chairman and Chief Executive Officer
                                     of CINergy, CG&E, and Energy - 1994
                                   Chairman, President and Chief Executive
                                     Officer of CG&E - 1993
                                   President and Chief Executive Officer
                                     of CG&E - 1986

James E. Rogers            47      Vice Chairman, President and Chief
                                     Operating Officer of CINergy - 1994
                                   Vice Chairman and Chief Operating Officer
                                     of CG&E and Energy - 1994
                                   Chairman and Chief Executive Officer
                                     of Resources - 1993
                                   Chairman, President and Chief Executive
                                     Officer of Energy - 1990
                                   Chairman, President and Chief Executive
                                     Officer of Resources - 1988
                                   Chairman and Chief Executive Officer of
                                     Energy - 1988

Terry E. Bruck             49      Group Vice President, Wholesale Power
                                     and Transmission Operations of
                                     CG&E - 1995
                                   Group Vice President, Wholesale Power
                                     and Transmission Operations of
                                     CINergy - 1994
                                   Vice President, Electric Operations of
                                     CG&E - 1988

Cheryl M. Foley            47      Vice President, General Counsel and
                                     Corporate Secretary of CG&E - 1995
                                   Vice President, General Counsel and
                                     Corporate Secretary of CINergy - 1994
                                   Vice President, General Counsel and
                                     Secretary of Resources and Energy - 1991
                                   Vice President and General Counsel of
                                     Resources - 1990
                                   Vice President and General Counsel of
                                     Energy - 1989

                         Age at
                        Dec. 31,
         Name             1994          Office & Date Elected or in Job

William J. Grealis 1/      49      Vice President of CINergy - 1995
                                   President, Natural Gas Business Unit of
                                     CG&E - 1995
                                   President of Investments - 1995
                                   Partner - Akin, Gump, Strauss, Hauer &
                                     Feld - 1978 2/

J. Wayne Leonard           44      Group Vice President and Chief Financial
                                     Officer of CG&E - 1995
                                   Group Vice President and Chief Financial
                                     Officer of CINergy - 1994
                                   Senior Vice President and Chief Financial
                                     Officer of Resources and Energy - 1992
                                   Vice President and Chief Financial
                                     Officer of Resources and Energy - 1989

Stephen G. Salay           57      Group Vice President, Power Operations
                                     of CG&E - 1995
                                   Group Vice President, Power Operations of
                                     CINergy - 1994
                                   Vice President, Electric Production and
                                     Fuel Supply of CG&E - 1988

William L. Sheafer         51      Treasurer of CINergy and Energy - 1994
                                   Treasurer of CG&E - 1987

George H. Stinson          49      Vice President of CINergy - 1995 3/
                                   President of CG&E - 1994
                                   Vice President, Gas Operations of
                                     CG&E - 1991
                                   Manager, Gas Operations of CG&E - 1990
                                   Manager, CG&E's Miami Fort Station - 1980

Larry E. Thomas            49      Group Vice President, Reengineering
                                     and Operations Services of CG&E - 1995
                                   Group Vice President, Reengineering
                                     and Operations Services of CINergy - 1994
                                   Senior Vice President and Chief Operations
                                     Officer of Energy - 1992
                                   Senior Vice President and Chief Operating
                                     Officer, Customer Operations of Energy -
                                     1990
                                   Senior Vice President, Customer Operations
                                     of Energy - 1986

                         Age at
                        Dec. 31,
         Name             1994          Office & Date Elected or in Job

Charles J. Winger          49      Comptroller of CG&E - 1995
                                   Comptroller of CINergy - 1994
                                   Comptroller of Resources - 1988
                                   Comptroller of Energy - 1984

Under the Amended and Restated Agreement and Plan of Reorganization (the Merger Agreement) by and among CG&E, Resources, Energy, and CINergy, a Delaware corporation, dated as of December 11, 1992, as amended on July 2, 1993, and as of September 10, 1993, Jackson H. Randolph will be entitled to serve as Chairman and Chief Executive Officer (CEO) of CINergy until November 30, 1995, and Chairman of CINergy until November 30, 2000. James E. Rogers will be entitled to serve as Vice Chairman, President and Chief Operating Officer of CINergy until November 30, 1995, at which time he will be entitled to serve as Vice Chairman, President and CEO.

None of the officers are related in any manner. Executive officers of CG&E are elected to the offices set opposite their respective names until the next annual meeting of the Board of Directors and until their successors shall have been duly elected and shall have been qualified.

1/ Prior to becoming president of Investments, Mr. Grealis was a partner in the Washington, D.C. law firm of Akin, Gump, Strauss, Hauer & Feld. In addition, prior to the merger, Mr. Grealis was president of PSI Investments, Inc. on an interim basis beginning in 1992.

2/    Non-affiliate of CINergy.

3/    Mr. Stinson was elected Vice President of CINergy effective March 3,
      1995.

                               PART II

              ITEM 5.  MARKET FOR REGISTRANT'S COMMON
               EQUITY AND RELATED STOCKHOLDER MATTERS

All CG&E common stock is held by CINergy; therefore, there is no public trading market for CG&E common stock.

Trading of CG&E common stock (New York, Cincinnati, Chicago, and Pacific Stock
Exchanges: CIN) ended at the close of the market October 24, 1994. Trading of CINergy common stock began upon the opening of the market October 25, 1994. The following table shows CG&E's common stock dividends declared per share for the past two years:

                                                 Dividends
                                                 per share
                     Quarter                1994           1993
                       4th                 $.3272 (a)      $.43
                       3rd                  .43             .415
                       2nd                  .43             .415
                       1st                  .43             .415

(a) The pro rated fourth quarter dividend for CG&E was determined by multiplying that portion of the regular dividend by a fraction equal to the number of days from the last common dividend payment date (August 15, 1994) to and including the closing date of the merger, divided by the number of days in the quarterly period (92). In the fourth quarter of 1994, CG&E paid an additional dividend of $15,276,000 to CINergy.

                     ITEM 6.  SELECTED FINANCIAL DATA

                                                                 1994         1993         1992       1991         1990
                                                   (in millions)
Operating revenues (1)                                           $1 788      $1 752       $1 553     $1 518       $1 438
Net income (loss) (1)                                               158         (9)          202        207          235

Total assets                                                      5 182       5 144        4 802      4 584        4 156
Cumulative preferred stock
  subject to mandatory redemption (2)                               210         210          210        167           90
Long-term debt                                                    1 838       1 829        1 810      1 734        1 651
Long-term debt due within one year                                   -           -             7         25           -
Notes payable                                                        15          31           47         25            9

(1)  See Note 2 of the "Notes to Consolidated Financial Statements".

(2)  Includes $36.5 million in 1991 to be redeemed within one year.

See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for discussions of material uncertainties.

             ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MERGER CONSUMMATION

CINergy Corp. (CINergy) was created for the October 1994 merger of The Cincinnati Gas & Electric Company (CG&E or Company) and PSI Resources, Inc. (Resources) and is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). The business combination was accounted for as a pooling of interests. Each outstanding share of common stock of CG&E and Resources was exchanged for one share and 1.023 shares, respectively, of CINergy common stock. Following the merger, CINergy became the parent holding company of CG&E and PSI Energy, Inc. (Energy), previously Resources' utility subsidiary. The outstanding preferred stock and debt securities of CG&E and its utility subsidiaries were not affected by the merger. Following the merger, CG&E and Energy (the Operating Companies) began jointly dispatching their generating units.

FINANCIAL CONDITION

Competitive Pressures

Electric Utility Industry

Introduction The primary factor influencing the future profitability of CINergy and its utility subsidiaries is the changing competitive environment for energy services and the related commoditization of electric power markets. Changes in the industry include more competition in wholesale power markets and the imminent likelihood of "customer choice" by large industrial customers and, ultimately, by all retail customers. For an electric utility to be successful in this competitive environment, it is critical that regulatory reform keep pace with the competitive realities facing electric utilities and their customers. Strict adherence to traditional, cost-based rate of return regulation will significantly disadvantage a utility's ability to successfully compete to supply customer needs. For example, performance-based regulation (e.g., price caps) would likely add substantial flexibility for the franchise utility in the transition to a fully competitive environment.

Although the Operating Companies provide service in separate retail regulatory jurisdictions, as a result of the merger, strategies and opportunities for success in a more competitive environment are most appropriately discussed for CINergy as a whole. Consequently, the discussion that follows addresses issues for CINergy as a whole while recognizing that regulatory response to competitive pressures may vary between regulatory jurisdictions.

Pressures for "Customer Choice" The granting of choice to end-user customers, commonly referred to as retail wheeling, would allow a customer within a particular utility's service territory to buy power directly from another source using the power lines of the local utility for delivery. The regulatory and legislative reform to facilitate this result is primarily driven by large industrial energy users' needs for low-cost power to remain competitive in the global marketplace. These industrial customers are intensifying their efforts to change the regulatory process that currently denies them access to lower-cost power. The current restrictions on access to low-cost power are exacerbated by cost-of-service regulation which has produced average industrial rates to customers that vary substantially across the United States (from approximately 3 cents per kilowatt-hour [kwh] to 10 cents per kwh).

Federal Law, the New Competitors, and the Commoditization of Electric Power Markets The Energy Policy Act of 1992 (Energy Act), the most comprehensive energy legislation enacted since the late 1970s, has essentially provided for open competition at the wholesale level. The Energy Act created a new class of wholesale power providers, exempt wholesale generators (EWGs), that are not subject to the restrictive requirements of the PUHCA nor the ownership restrictions of the Public Utility Regulatory Policies Act of 1978. However, due to excess capacity in the industry, EWGs have not yet significantly affected competition in the wholesale power market. To date, the primary impetus for increased wholesale competition has been the provision of the Energy Act that granted the Federal Energy Regulatory Commission (FERC) the authority to order wholesale transmission access. This provision, combined with the excess capacity in the bulk-power markets, has resulted in the emergence of power marketers and brokers.

Brokers are intermediaries between buyers and sellers (i.e., they do not take title to the power). Power marketers are entities licensed by the FERC to conduct bulk power trades at market-based prices. They manage portfolios of power contracts (which they have title to) and owned generation and package energy products for customers of bulk power, including price risk management contracts such as options on fixed price energy or guaranteed fixed price contracts.

As regulatory issues such as transmission pricing are resolved, power marketers and brokers will become more significant factors in wholesale power markets and, ultimately, the retail markets. With respect to transmission pricing, the FERC recently issued a policy statement indicating its intent to allow flexibility in pricing, permitting parties to submit either traditional, cost-based plans or pricing schemes based on non-traditional designs. The transmission pricing policy enumerates five principles that the FERC will consider in approving future proposals, including cost-based rates, adherence to the FERC's comparability standard, economic efficiency, fairness, and practicality.

States' Role in Customer Choice (Retail Wheeling) As discussed above, the Energy Act allows real competition in the wholesale power market; however, it prohibits the FERC from ordering utilities to provide transmission access to retail customers (retail wheeling) and is silent with respect to the states' role and authority in this issue.

Several states are currently reviewing retail wheeling proposals. In particular, the California Public Utilities Commission proposed a plan in 1994 that would allow all customers to choose their electric supplier by the year 2002. However, it is currently anticipated that implementation of this proposal could be substantially delayed due to the complex issues involved (e.g., exclusive use of a power pool run by an impartial third party vs. bilateral contract arrangements). In addition to California, Michigan regulators have proposed a limited retail wheeling experiment, and Wisconsin regulators are reviewing numerous proposals for restructuring that state's electric supply and related services. Connecticut regulators, on the other hand, recently decided to delay consideration of retail wheeling until new capacity is needed in the state (approximately the year 2007).

A significant issue for states and utilities to resolve with respect to retail wheeling is the regulatory treatment of any stranded investments, or costs without a customer. California's proposal and a recent proposal by the FERC contain mechanisms for recovery by the franchise utility of certain sunk costs or investments "stranded" by the loss of the monopoly franchise; however, there are numerous arguments being advanced against the collection of stranded costs. For example, there are concerns that an efficient competitive market cannot exist if regulators allow recovery in the future of all uncollected past costs. Given that the most severe electric competition is expected to be in the commodity sector, stranded costs are usually considered uneconomical generating property. In addition, stranded costs could include assets created by the actions of regulators (i.e., regulatory assets) under the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71), or operating costs such as fuel supply contracts. The substantial accounting implications from the loss of franchise territory and related regulatory protections are discussed further herein.

CINergy's Response to the Changing Competitive Environment CINergy and its utility subsidiaries support increased competition in the electric utility industry. In fact, the foresight that competition was about to substantially increase and that retail wheeling was inevitable was a catalyst for the merger (which was announced in 1992). CINergy possesses certain competitive advantages (e.g., low-cost generation) that could be substantially eroded by restrictive regulations that lag the development of a competitive market and limit CINergy's ability to preempt the competition in responding to customer needs. As such, CINergy has chosen to initiate the retail wheeling debate and be a leader in establishing the "ground rules" in its franchise area.

Energy recently announced its plans to offer its larger industrial customers some form of retail wheeling in Indiana. Energy plans to submit a proposal that would permit certain customers to choose their electric supplier. In return, Energy would require some form of reciprocal arrangement (i.e., the opportunity to similarly compete for customers of the selected supplier). Under this proposal, Energy would be free to negotiate specific contracts with customers who choose to give up the protection of the franchise obligation to serve. Energy intends for these contractual relationships to satisfy customer needs, while at the same time provide an appropriate risk-return relationship for investors. In addition to the above proposal, Energy, along with other Indiana utilities, proposed legislation in 1995 that would allow the Indiana Utility Regulatory Commission (IURC) to adopt alternative regulatory schemes such as performance-based regulation and the use of more flexible pricing mechanisms. Energy is also participating in a series of informal conferences sponsored by the IURC to discuss the consequences of competition and appropriate responses thereto.

With respect to Ohio, a retail wheeling bill was introduced in early 1994 that would have given customers the ability to purchase power from their provider of choice and would have required utilities to provide access to their transmission lines for delivery of the electric service. No action was taken on the bill in 1994; however, similar legislation may be introduced in 1995. CG&E is also participating in roundtable discussions being held by the Public Utilities Commission of Ohio (PUCO) to more fully consider the emerging competitive environment.

CINergy will continue to aggressively pursue any legislative or regulatory reforms necessary to provide the opportunity for its success in a competitive environment.

CINergy's Competitive Position As stand-alone companies, CG&E and Energy were well positioned to succeed in a more competitive environment -- as a combined organization, CINergy believes it is even better positioned to compete in such an environment. The merger (1) combines two low-cost providers, resulting in savings in nominal dollars of approximately $1.5 billion over the first 10 years; (2) enhances the companies' transmission capabilities; (3) diversifies the customer base; and (4) creates a financially stronger company -- all of which improve an already competitively strong position. CINergy's strategy will be to aggressively build on its cost advantage by continually focusing on flexible strategies that are directed toward reducing the cost structure and shifting the cost mix from fixed to variable. CG&E and Energy have industrial rates that are below the national average (based on 1993 data) and own generating plants that are consistently ranked among the most efficient in the country.

CINergy believes its low-cost position and strategic initiatives will allow it to maintain, and perhaps expand, its wholesale market share and its current base of industrial customers. Recent successes in these markets include Energy's 10-year agreement to serve the power needs of Blue Ridge Power Agency, a group of municipal utilities organized in Virginia, and CG&E's 14-year agreement to provide power to a municipal utility serving a portion of Cleveland, Ohio. Also, CG&E's and Energy's low industrial rates have produced regional leadership over the last five years (1989 through 1993) with respect to growth in industrial kwh sales.

In addition, CINergy intends to aggressively pursue the substantial opportunities that exist in the electricity markets for power marketing and brokering. These opportunities are being created by the increasing commoditization of electricity. CINergy believes that the ability to identify and manage various business risks and innovative packaging of power supply services and products based upon superior acquisition and analysis of information will be key factors that will ensure successful participation in these markets. CINergy's strategy for success in this business is to leverage its understanding of customer needs and the intricacies of operating in power markets with new skills and expertise of operating in commodity markets that are being developed and selectively acquired from outside the industry.

Outsiders' View of CINergy's Competitive Position Major credit rating agencies have issued reports recognizing the increased risk in the electric utility industry due to competition. Specifically, in conjunction with fundamentally changing the way it evaluates the credit quality of electric utilities, Standard & Poor's has categorized each electric utility's business position in one of seven categories ranging from "Above Average" to "Below Average". As a result, Standard & Poor's placed Energy in the second highest category, "Somewhat Above Average", and CG&E in the third highest category, "High Average". In addition, Moody's recently issued a credit report stating its belief that Energy is well positioned to compete in a more competitive environment. At the same time, certain sell-side equity analysts have placed CINergy near the top of their lists of those best equipped to handle increasing competitive pressures. CINergy believes these actions support its position that its competitive strategy will be successful.

With respect to accessing financial markets for capital needs, U.S. utilities must compete for capital in world markets where some forecasts indicate that as much as $250 billion will be needed by the year 2000 for state-owned electricity privatization. These forecasts enforce CINergy's belief that regulatory reform establishing a market structure for utilities similar to that already existing in other countries is critical in order to successfully compete for not only customers, but also capital.

Despite the numerous published reports discussing the increased business risk that investors face from deregulation of the electric utility industry, the 1994 decline in electric utility stocks, taken as a whole, can be substantially attributed to historical relationships of common stock prices to changes in interest rates. Therefore, electric utility stocks could see additional pressures to reflect the increased fundamental business risk as markets become more workably competitive, particularly, without regulatory recognition through higher allowed returns and increased flexibility (e.g., price caps) in order to compete. On the other hand, there is an increasingly large disparity between the fundamental valuation measures (e.g., yield, market-to-book ratio) of low-cost producers, like CINergy, and high-cost producers. For example, it should be noted that the merger of Resources and CG&E combined two utilities whose common stocks have outperformed the industry average for the five-year period 1990 through 1994.

Gas Utility Industry

Customer Choice Energy's retail wheeling proposal discussed above is consistent with a recent step taken by CG&E to extend a program to its natural gas customers that is the equivalent of electric retail wheeling. For several years, large-volume commercial and industrial customers in Ohio and Kentucky have been able to purchase natural gas directly from suppliers and have it transported by CG&E or The Union Light, Heat and Power Company (ULH&P). In September 1994, CG&E implemented a new firm transportation service which allows all non-residential customers of CG&E to purchase gas directly from suppliers, up to approximately 5% of CG&E's peak load. The suppliers assume the risk and obligation associated with supplying the contractual volumes, while CG&E retains responsibility for delivering the gas through its distribution system. This new service affords commercial and industrial customers greater choice in competitively contracting for their energy requirements.

Order 636 In April 1992, the FERC issued Order 636, which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 mandated changes to the way CG&E and ULH&P purchase gas supplies and contract for transportation and storage services, resulting in increased risks in meeting the gas demands of their customers.

CG&E and ULH&P are responding to the supply risks and opportunities of Order 636 by introducing innovations to their supply strategy including contracting with major southwest producers for firm gas supply agreements with flexible, extremely market sensitive pricing, marketing short-term unused pipeline capacity and storage gas to other companies throughout the country through use of electronic bulletin boards, and restructuring their allotment of interstate pipeline capacity among delivering pipelines.

Order 636 also allowed pipelines to recover transition costs they incurred in complying with the order from customers, including CG&E and ULH&P. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its domestic and industrial customer groups providing for recovery of these pipeline transition costs. CG&E is presently recovering its Order 636 transition costs pursuant to a PUCO approved tariff. ULH&P recovers such costs through its gas cost recovery mechanism.

Substantial Accounting Implications

A potential outcome of the changing competitive environment could be the inability of regulated utilities to continue application of Statement 71, the linchpin of regulated industry accounting, which allows the deferral of costs (i.e., regulatory assets) to future periods based on assurances of a regulator as to the recoverability of the costs in rates charged to customers. In connection with assessing the financial exposure related to stranded costs, regulatory assets would have to be evaluated to determine the portion for which deferral could be continued based on the existence of the necessary regulatory assurances.

Although CINergy's current regulatory orders and regulatory environment fully support the recognition of its regulatory assets, the ultimate outcome of the changing competitive environment could result in CINergy discontinuing application of Statement 71 for all or part of its business. Such an event would require the write-off of the portion of any regulatory asset for which no regulatory assurance of recovery continues to exist. No evidence currently exists that would support a write-off of any portion of CINergy's regulatory assets. CINergy intends to pursue competitive strategies that would mitigate the impact of this issue on the financial condition of CINergy and its utility subsidiaries (see Note 1(c) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a summary of regulatory assets as of December 31, 1994).

Securities Ratings

As a result of the merger, the ratings of CG&E's and ULH&P's senior securities continue to be on review for possible upgrade. CG&E and ULH&P have been placed on Standard & Poor's ratings watch, while CG&E has been placed on Duff & Phelps' ratings watch. In addition, in May 1994, Fitch Investors Service, Inc. (Fitch) raised CG&E's first mortgage bonds rating to A- from BBB+ and preferred stock rating to BBB+ from BBB. The Fitch ratings reflect CG&E's low-cost generation, competitive retail rates, limited reliance on wholesale markets, and the resolution of rate proceedings and litigation associated with cost disallowance at the Wm. H. Zimmer Generating Station (Zimmer). CG&E's and ULH&P's goals are to achieve at least an "A" credit rating on their senior securities.

The current ratings are provided in the following table:

                                 Duff &                           Standard
                                 Phelps     Fitch       Moody's   & Poor's

CG&E
  First Mortgage Bonds            BBB+        A-         Baa1       BBB+

  Preferred Stock                 BBB        BBB+        baa2       BBB

ULH&P
  First Mortgage Bonds         Not rated   Not rated     Baa1       BBB+

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Significant Achievements

Highlights of 1994 include the following key accomplishments:

- Following receipt of support from all state regulatory commissions and approval by the FERC and the Securities and Exchange Commission (SEC), CG&E and Resources consummated the merger in October 1994;

- In April 1994, the PUCO approved a settlement agreement which permits CG&E to retain all electric non-fuel operation and maintenance expense savings from the merger (Non-fuel Merger Savings) until 1999 in exchange for a moratorium on increases in base electric rates until January 1, 1999;

- Fitch raised CG&E's first mortgage bonds rating to A- from BBB+ and preferred stock rating to BBB+ from BBB in May 1994;

- During the first quarter of 1994, CG&E refinanced $305 million of long-term debt to save approximately $8 million in annualized interest costs;

- CG&E renegotiated a contract for the transportation of coal to CG&E's generating stations which extends service through the year 2000 and will save CG&E's and ULH&P's electric customers approximately $6 million per year; and

- CG&E's 1994 delivered fuel costs per million Btu were the lowest these costs have been in the past 10 years.

Regulatory Matters

Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgement over CINergy's ownership of the gas operations for a period of three years. In November 1994, the SEC requested comments on the modernization of the PUHCA given the industry's movement toward a more competitive environment, including whether or not a utility registered under the PUHCA may own a combination system (i.e., electric and gas). CINergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval to retain the gas portion of the business. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. Further, CINergy believes that divestiture of the gas operations, if required, would not have a material effect on merger savings.

CG&E Rate Matters and Merger Savings During the last three years, CG&E has received a number of electric and gas rate increases. The primary reasons for the electric rate increases were recovery of CG&E's investments in Zimmer and the Woodsdale Generating Station (Woodsdale). The gas rate increases reflect investments in new and replacement gas mains and facilities.

In a May 1992 order (May 1992 Order), the PUCO authorized CG&E to begin recovering the costs of Zimmer through an increase in electric revenues of $116.4 million to be phased in over a three-year period through annual increases beginning each May of $37.8 million in 1992, $38.8 million in 1993, and $39.8 million in 1994. In this same order, the PUCO also disallowed from rates approximately $230 million, representing costs related to Zimmer for nuclear fuel, nuclear wind-down activities during the conversion to a coal-fired facility, and a portion of the allowance for funds used during construction (AFUDC) accrued on Zimmer.

Pursuant to an appeal by CG&E of the May 1992 Order, the Supreme Court of Ohio (Court) ruled in November 1993 (November 1993 Ruling) that the PUCO did not have the authority to order a phase-in of amounts granted in a rate proceeding and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. However, the Court upheld the PUCO's disallowance of Zimmer costs, and, as a result, CG&E wrote off Zimmer costs of approximately $223 million, net of taxes, in the fourth quarter of 1993.

In April 1994, the PUCO issued an order approving a settlement agreement between CG&E, the PUCO Staff, the Ohio Office of Consumers' Counsel, and other intervenors which addressed the issues raised in the November 1993 Ruling. As part of the settlement, CG&E did not seek early implementation of the third phase of the authorized rate increase and will not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven-year period as contemplated in the May 1992 Order.
In addition, CG&E agreed to a moratorium on increases in base electric rates until January 1, 1999 (except under certain circumstances), and, in return, is allowed to retain all PUCO electric jurisdictional Non-fuel Merger Savings until 1999.

In an August 1993 order (August 1993 Order), the PUCO approved a stipulation providing for annual increases of approximately $41 million (5%) in electric revenues and $19 million (6%) in gas revenues that were effective immediately. The August 1993 Order precludes CG&E from increasing gas base rates prior to June 1, 1995, except for rate filings made under certain circumstances.

In 1994, CG&E expensed $32 million of merger transaction costs and costs to achieve merger savings applicable to its PUCO electric jurisdiction. The remaining merger-related costs allocable to PUCO electric jurisdictional customers will be expensed as incurred. CG&E and its utility subsidiaries intend to continue deferring the non-PUCO electric jurisdictional portion of merger transaction costs and costs to achieve merger savings (current estimate of $14 million) for future recovery in customer rates.

ULH&P Rate Matters In mid-1993, the Kentucky Public Service Commission (KPSC) issued orders authorizing ULH&P to increase annual gas revenues by $4.2 million.

In exchange for the KPSC's support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case and extending to January 1, 2000. The KPSC also required CG&E and ULH&P to agree that, for 12 months from consummation of the merger, no filings will be made to adjust CG&E's base purchase power rate charged to ULH&P or ULH&P's base electric rates.

Environmental Issues

Clean Air Act Amendments of 1990 (CAAA) The acid rain provisions of the CAAA require reductions in both sulfur dioxide and nitrogen oxide emissions from utility sources. Reductions of these emissions are to be accomplished in two phases. Compliance under Phase I was required by January 1, 1995, and Phase II compliance is required by January 1, 2000. To achieve the sulfur dioxide reduction objectives of the CAAA, emission allowances have been allocated by the United States Environmental Protection Agency (EPA) to affected sources (e.g., CG&E's electric generating units). Each allowance permits one ton of sulfur dioxide emissions. The CAAA allows compliance to be achieved on a national level, which provides companies the option to achieve this compliance by reducing emissions and/or purchasing emission allowances.

CG&E's compliance plan with Phase I sulfur dioxide reduction requirements, which has been approved by the PUCO, includes increasing the sulfur dioxide removal rate of its East Bend Generating Station Unit 2 scrubber, installation of flue-gas conditioning equipment on certain units, upgrading certain precipitators, implementation of demand-side management (DSM) programs, burning lower-sulfur coal at some of its major coal-fired generating stations, and inclusion of the value of emission allowances in the economic dispatch process. All required modifications to CG&E's generating units to implement the compliance plan have been completed and tested and are operational. To meet nitrogen oxide reductions required by Phase I, CG&E installed low-nitrogen oxide burners at certain stations.

To comply with Phase II sulfur dioxide requirements, CG&E's current compliance strategy includes a combination of switching to lower-sulfur coal blends and utilizing its emission allowance banking strategy. This cost effective strategy will allow CG&E to meet Phase II sulfur dioxide reduction requirements while maintaining optimal flexibility to meet potentially significant future environmental demands or changes in output due to increased customer choice. CG&E intends to utilize its emission allowance banking strategy to the extent a viable emission allowance market is available. However, the availability and economic value of emission allowances over the long-term is still uncertain. In the event the market price for emission allowances or lower-sulfur coal increases substantially from current estimates, CG&E could be forced to consider high-cost capital intensive options (e.g., installing additional scrubbers).

To meet nitrogen oxide reductions required by Phase II, CG&E may install low-nitrogen oxide burners on certain affected units. In addition, CG&E is investigating the use of a nitrogen oxide emission averaging strategy for meeting the Phase II requirements. However, this strategy may be impacted by the delayed release of final nitrogen oxide compliance rules.

CG&E is forecasting CAAA compliance capital expenditures of $85 million during the 1995 through 1999 period. In addition, operating costs may also increase due to higher fuel costs (e.g., higher-quality, lower-sulfur coal, increased use of natural gas) and maintenance expenses.

Manufactured Gas Plants Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former MGP sites. Lawrenceburg Gas Company (Lawrenceburg), a wholly-owned subsidiary of CG&E, has an MGP site which is under investigation to determine a remediation strategy. Total cleanup cost is currently estimated to be approximately $750,000. Lawrenceburg has applied to have the site included in the Indiana Department of Environmental Management's voluntary cleanup program. CG&E and its utility subsidiaries are aware of other potential sites where MGP activities may have occurred at some time in the past. None of these sites are known to present a risk to the environment. Except for the Lawrenceburg site, neither CG&E nor its utility subsidiaries have undertaken responsibility for investigating other potential MGP sites.

United Scrap Lead Site The EPA alleges that CG&E is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so named. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under the CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning up the site, estimated by the EPA to be $27 million of which CG&E estimates its portion to be immaterial to its financial condition or results of operations.

Global Climate Change Concern has been expressed by environmentalists, scientists, and policymakers as to the potential climate change from increasing amounts of "greenhouse" gases released as by-products of burning fossil fuel and other industrial processes. In response to this concern, in October 1993, the Clinton Administration announced its plan to reduce greenhouse gases to 1990 levels by the year 2000. The plan calls for the reduction of 109 million metric tons of carbon equivalents of all greenhouse gases. Initially, the plan relies largely on voluntary participation of many industries, with a substantial emissions reduction contribution expected from the utility industry. Numerous utilities, including CG&E and Energy, have agreed to study and implement voluntary, cost-effective greenhouse gas emission control programs. CINergy signed a voluntary reduction agreement with the United States Department of Energy (DOE) in February 1995. CINergy's voluntary participation will include a least-cost, market-oriented program composed of residential, commercial, and industrial DSM programs, energy efficiency improvements, research and development projects, and arrangements with other sources through on- and off-system pollution prevention measures. The DOE and the Clinton Administration have stated they will monitor the progress of industry to determine whether targeted reductions are being achieved. If the Clinton Administration or Congress should conclude that further reductions are needed, legislation requiring utilities to achieve additional reductions is possible.

Air Toxics The air toxics provisions of the CAAA exempt fossil-fueled steam utility plants from mandatory reduction of 189 listed air toxics until the EPA completes a study, expected in November 1995, on the risk of these emissions on public health. If additional air toxics regulations are established, the cost of compliance could be significant. CG&E cannot predict the outcome or the effects of this EPA study.

CAPITAL REQUIREMENTS

Construction

General For 1995, construction expenditures are forecasted to be $140 million, and over the next five years (1995 through 1999), are forecasted to be approximately $1.1 billion. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may change significantly.)

New Generation In November 1994, CG&E began construction of a 100-megawatt combustion turbine generating unit to be located at Woodsdale. The unit is scheduled to be in service to meet peak demand by the summer of 1998.

Other

Mandatory redemptions of long-term debt and cumulative preferred stock total $328 million during the 1995 through 1999 period.

The first mortgage bond indentures of both CG&E and ULH&P provide that so long as any series of bonds issued prior to 1976 and 1978, respectively, are outstanding, CG&E and ULH&P will pay to the trustee as a Maintenance and Replacement Fund (M&R Fund), on or before April 30 of each year, in cash, unfunded property additions, or principal amount of first mortgage bonds of any series issued under the mortgages, a formularized amount related to the net revenues of CG&E and ULH&P. For 1994, the M&R Fund requirements (payable on or before April 30, 1995) for CG&E and ULH&P are approximately $114 million and $5 million, respectively.

Most of CG&E's and ULH&P's first mortgage bonds are redeemable at par value, plus accrued interest, through cash deposited to satisfy the annual M&R Fund requirement. On March 24, 1995, CG&E announced its intention to redeem, beginning May 1, 1995, $114 million principal amount of its 10.125% and 9.70% first mortgage bonds at par with cash deposited in the M&R Fund. ULH&P also announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the M&R Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

CG&E and ULH&P will continue to evaluate the use of this provision of their mortgage indentures for the possible redemption of first mortgage bonds in future years.

CG&E currently forecasts approximately $95 million for DSM expenditures during the 1995 through 1999 period. In the PUCO's August 1993 Order, CG&E was authorized to recover approximately $5 million of costs associated with DSM programs for domestic customers. The PUCO has also permitted CG&E to defer future expenditures of approved DSM programs, with carrying costs, for future recovery. In addition, CG&E has applications pending for approval by the PUCO for deferral of the costs of additional DSM programs.

CAPITAL RESOURCES

CG&E currently projects that internal generation of funds will be adequate to finance substantially all of its capital needs during the 1995 through 1999 period. CG&E projects that its need, if any, for external funds during this period will primarily be for the refinancing of long-term debt and preferred stock, as previously discussed. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increase requests, and other related factors which may change significantly.)

Long-term Debt and Preferred Stock CG&E and its utility subsidiaries currently have existing shelf registration statements which permit the sale of up to $400 million of long-term debt and have applications pending before the PUCO and the KPSC for authority to issue up to $555 million of long-term debt. CG&E and its utility subsidiaries will request regulatory approval to issue additional amounts of debt securities and preferred stock as needed.

Short-term Debt CG&E and its subsidiaries have authority to borrow up to $235 million as of December 31, 1994. In connection with this authority, CG&E and its subsidiaries have established unsecured lines of credit (Committed Lines) which currently permit borrowings of up to $112 million, of which $98 million remained unused. CG&E also issues commercial paper from time to time. All outstanding commercial paper is supported by CG&E's Committed Lines. Additionally, this authority allows CG&E to arrange for additional short-term borrowings with various banks on an "as offered" basis (Uncommitted Lines). All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

INFLATION

Over the past several years, the rate of inflation has been relatively low. CG&E believes that the recent inflation rates do not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

DIVIDEND RESTRICTIONS

See Notes 3 and 5 of the "Notes to Consolidated Financial Statements" in
"Item 8. Financial Statements and Supplementary Data" for a discussion of the restrictions on common dividends.

RESULTS OF OPERATIONS

Nonrecurring Charges

In 1994, CG&E recognized charges to earnings of approximately $64 million ($46 million, net of taxes) primarily for certain merger costs and other costs which CG&E does not expect to recover from customers due to rate settlements related to securing support for the merger. The charges include the PUCO electric jurisdictional portion of merger transaction costs and costs to achieve merger savings incurred through December 31, 1994, previously capitalized information systems development costs, and severance benefits to former officers of CG&E. Of the total $64 million charge, $52 million is reflected in "OPERATING EXPENSES - Other operation" and $12 million is reflected in "OTHER INCOME AND EXPENSES - NET" (see Note 15 of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

In 1993, CG&E recognized charges to earnings of approximately $235 million ($223 million, net of taxes) for the write-off of a portion of Zimmer. This charge is reflected in "OTHER INCOME AND EXPENSES - NET".

Kwh Sales

CG&E's total kwh sales in 1994, as compared to 1993, decreased 1.2%, due in large part to reduced power sales to other utilities in 1994 and decreased domestic sales resulting from milder weather experienced during the third and fourth quarters of 1994. This decrease was partially offset by increased kwh sales to industrial customers reflecting growth in the primary metals and machinery sectors.

A return to more normal weather contributed to the 5.3% increase in total kwh sales in 1993, as compared to 1992. In addition, growth in the primary metals, transportation equipment, and chemicals sectors resulted in increased industrial sales.

The increase in non-firm power sales for resale in 1992 was responsible, in part, for a 1.1% increase in total kwh sales, as compared to 1991. Industrial sales growth mainly in the primary metals, chemicals, paper products, and food and kindred products sectors also contributed to the increase. These increases were partially offset by a decrease in domestic and commercial sales due to the milder weather experienced during the 1992 cooling season.

Year-to-year changes in kwh sales for each class of customers are shown below:

                                   Increase (Decrease) from Prior Year

                                        1994       1993      1992
   Retail
     Domestic. . . . . . . . . . .     (2.0)%      8.6%     (7.4)%
     Commercial. . . . . . . . . .      2.3        5.4      (2.0)
     Industrial. . . . . . . . . .      4.3        2.4       7.0

   Total retail. . . . . . . . . .      1.1        5.8      (1.4)

   Sales for resale
     Firm power obligations. . . .      1.7        6.1      (2.9)
     Non-firm power transactions .    (29.3)       (.4)     42.3

   Total sales for resale. . . . .    (24.9)       1.1      34.0

   Total sales. . . . . .  . . . .     (1.2)       5.3       1.1

CG&E currently forecasts a 2% annual compound growth rate in kwh sales over the 1995 through 2004 period. This forecast reflects the effects of DSM and excludes non-firm power transactions and any potential off-system, long-term firm power sales.

Mcf Sales and Transportation

The milder weather experienced in 1994 contributed to a decrease in domestic and commercial gas sales volumes and led to the decrease in total Mcf sales and transportation of 1.2%. The leading reason for an increase in gas transportation services was additional demand for gas transportation services by industrial customers, mainly in the primary metals sector.

The increase in retail Mcf sales of 5.4% in 1993, when compared to 1992, was primarily attributable to higher domestic and commercial sales volumes as a result of the return to more normal weather during the 1993 heating season and the addition of a number of customers to CG&E's gas system during the year. Gas transportation volumes for 1993 increased largely as a result of additional industrial demand for gas transportation services in the primary metals sector. The increase in Mcf transported more than offset the decrease in Mcf sold to industrial customers.

In 1992, total gas sales and transportation volumes increased 7.3%, as compared to 1991. Contributing to the increase in total retail Mcf sales were the less mild weather during the 1992 heating season and an increase in the average number of gas customers, both of which resulted in greater domestic and commercial gas sales. These increases in domestic and commercial sales were partially offset by decreased industrial sales volumes. The increase in transportation volumes mainly reflected increased industrial demand in the primary metals sector for gas transportation services.

Year-to-year changes in Mcf sales and transportation for each class of customers are shown below:

                                  Increase (Decrease) from Prior Year

                                      1994        1993       1992

   Retail
     Domestic. . . . . . . . . . .  (10.2)%       9.5%       4.5%
     Commercial. . . . . . . . . .   (1.5)        1.1        4.0
     Industrial. . . . . . . . . .   (9.9)        (.8)      (5.4)

   Total retail. . . . . . . . . .   (6.7)        5.4        3.0

   Gas transported . . . . . . . .   13.9        12.7       22.3

   Total gas sold and transported.   (1.2)        7.2        7.3

Revenues

Electric Operating Revenues

CG&E's electric rate increases which became effective in May 1993, August 1993, and May 1994 substantially contributed to the increase in electric operating revenues of $64 million (4.9%) in 1994, as compared to 1993.

Electric operating revenues increased $123 million (10.6%) in 1993 primarily as a result of greater kwh sales and electric rate increases granted to CG&E in 1993 and 1992.

In 1992, electric operating revenues increased $12 million (1.1%) primarily as a result of electric rate increases granted to CG&E and ULH&P.

An analysis of electric operating revenues for the past three years is shown below:

                                         1994       1993      1992
                                               (in millions)
Previous year's electric
  operating revenues. . . . . . . .      $1 282    $1 159     $1 147
Increase (Decrease) due to change in:
  Price per kwh
    Retail. . . . . . . . . . . . .          55        49         22
    Sales for resale
      Firm power obligations. . . .           -         -          -
      Non-firm power transactions .           3         5         (5)
  Total change in price per kwh . .          58        54         17

  Kwh sales
    Retail. . . . . . . . . . . . .          14        66        (14)
    Sales for resale
      Firm power obligations. . . .           -         1          -
      Non-firm power transactions .          (9)        1         10
  Total change in kwh sales . . . .           5        68         (4)

  Other . . . . . . . . . . . . . .           1         1         (1)
Current year's electric
  operating revenues. . . . . . . .      $1 346    $1 282     $1 159

Gas Operating Revenues

In 1994, gas operating revenues decreased $27 million (5.7%) when compared to 1993 due to the operation of fuel adjustment clauses, which reflected a lower average cost of gas purchased during the latter part of 1994 and a reduction in total volumes sold and transported.

Gas operating revenues increased $75 million (19.1%) in 1993, as compared to 1992, primarily as a result of gas rate increases in 1993, higher total volumes of gas sold and transported, and the operation of fuel adjustment clauses reflecting an increase in the average cost of gas purchased.

In 1992, gas operating revenues increased $23 million (6.3%). The increased revenues were primarily a result of higher total volumes sold and transported and the operation of fuel adjustment clauses reflecting an increase in the average cost of gas purchased.

Operating Expenses

Fuel

(a) Fuel used in Electric Production Electric fuel costs decreased 2.3% in 1994, as compared to 1993. An analysis of these fuel costs for the past three years is shown below:

                                              1994      1993     1992
                                                   (in millions)

Previous year's fuel expense . . . . .        $333      $321     $331
Increase (Decrease) due to change in:
  Price of fuel. . . . . . . . . . . .          (9)       (8)     (13)
  Kwh generation . . . . . . . . . . .           1        20        3

Current year's fuel expense. . . . . .        $325      $333     $321

(b) Gas Purchased A reduction in the average cost per Mcf of gas purchased (5.1%) and lower volumes purchased (6.8%) contributed to the decline in gas purchased expense of $33 million (11.6%) in 1994, as compared to 1993.

Gas purchased expense in 1993, as compared to 1992, increased $53 million (23.0%) as a result of an increase in the average cost per Mcf of gas purchased of 17.5% and an increase in volumes purchased of 4.7%.

In 1992, gas purchased expense increased $16 million (7.7%) as a result of an increase in volumes purchased of 1.7% and an increase in the average cost per Mcf of gas purchased of 5.9%.

Other Operation

Other operation expenses increased $79 million (30.5%) in 1994, as compared to 1993, due to a number of factors including charges of approximately $52 million for merger-related costs and other expenditures which CG&E does not expect to recover from customers due to rate settlements related to securing support for the merger. Additionally, increased electric production and distribution expenses contributed to the increase.

The $15 million (6.1%) increase in other operation expense in 1993 was due to a number of factors, including wage increases, the adoption of two accounting standards involving postemployment and postretirement benefits, and increases in gas production expenses.

In 1992, other operation expenses decreased $14 million (5.6%) primarily due to reductions in test generation at Zimmer and decreases in gas and electric distribution expenses.

Maintenance

Maintenance expenses decreased $16 million (13.3%) in 1992 primarily due to decreased maintenance expenses on CG&E's electric generating units and gas and electric distribution facilities.

Depreciation

Depreciation expense increased $11 million (7.8%) in 1993 primarily due to a full year's effect of the first five units of Woodsdale which were placed in commercial operation in 1992 and the sixth unit which was placed in commercial operation in 1993.

Depreciation expense in 1992 increased $10 million (8.0%) primarily due to a full year's effect of Zimmer which was placed in commercial operation in March 1991 and the first five units of Woodsdale which were placed in commercial operation in 1992.

Post-in-service Deferred Operating Expenses - Net

Post-in-service deferred operating expenses of $6 million and $28 million in 1993 and 1992, respectively, reflect deferral of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to the first five units of Woodsdale between the time the units began commercial operation and the effective date of new rates authorized by the PUCO in August 1993 which reflect these costs. In accordance with the August 1993 Order, CG&E began amortizing the deferred Woodsdale expenses over a 10-year period. The post-in-service deferred operating expenses for 1992 also reflect deferral of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to Zimmer from January 1992 through May 1992, the effective date of new rates which reflected Zimmer costs. In accordance with the May 1992 Order, CG&E began amortizing the deferred expenses associated with Zimmer over a 10-year period (See Note 1(h) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

Phase-in Deferred Depreciation

Phase-in deferred depreciation reflects the PUCO ordered phase-in plan for Zimmer (see Note 1(g) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Taxes

Taxes other than income taxes increased $14 million (7.6%) in 1994, $9 million (5.3%) in 1993, and $24 million (15.7%) in 1992 primarily due to increased property taxes resulting from a greater investment in taxable property (including Zimmer and Woodsdale) and higher property tax rates.

Other Income and Expenses - Net

Allowance for Equity Funds Used During Construction

Allowance for equity funds used during construction decreased $35 million (77.7%) in 1992 due to a decrease in construction work in progress associated with the commercial operation of the first five units of Woodsdale in 1992.

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $12 million, $25 million (67.0%), and $13 million (26.8%), in 1994, 1993, and 1992, respectively. The 1994 decrease is a result of discontinuing the accrual of carrying costs on the first five units of Woodsdale after the August 1993 effective date of new rates for CG&E which reflected Woodsdale. Additionally, the 1993 and 1992 decreases reflect the discontinuation of the accrual of carrying costs on Zimmer when it was reflected in rates in May 1992.

Phase-in Deferred Return

Phase-in deferred return reflects the PUCO ordered phase-in plan for Zimmer (see Note 1(g) of the "Notes to Consolidated Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Write-off of a Portion of Zimmer Station

In November 1993, CG&E wrote off Zimmer costs disallowed from rates by the PUCO in the May 1992 Order.

Interest

Interest increased $12 million (7.9%) in 1992. This increase was partially attributable to a decrease in the allowance for borrowed funds used during construction related to decreases in construction work in progress associated with the first five units of Woodsdale being placed in service in 1992.

        Index to Financial Statements and Financial Statement Schedules


Financial Statements

     Report of Independent Public Accountants. . . . . . . . .
     Consolidated Statements of Income for the
       three years ended December 31, 1994 . . . . . . . . . .
     Consolidated Balance Sheets at
       December 31, 1994 and 1993. . . . . . . . . . . . . . .
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1994 . . . . . . . . . . . . . . . .
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1994 . . . . . .
     Schedule of Cumulative Preferred Stock. . . . . . . . . .
     Schedule of Long-term Debt. . . . . . . . . . . . . . . .
     Notes to Consolidated Financial Statements. . . . . . . .

Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts . . . . .

The information required to be submitted in schedules other than those indicated above has been included in the consolidated balance sheets, the consolidated statements of income, related schedules, the notes thereto, or omitted as not required by the Rules of Regulation S-X.

               ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of The Cincinnati Gas & Electric Company:

We have audited the consolidated balance sheets and schedules of cumulative preferred stock and long-term debt of THE CINCINNATI GAS & ELECTRIC COMPANY (an Ohio Corporation and a wholly owned subsidiary of CINergy Corp.) and its subsidiary companies as of December 31, 1994 and 1993, and the related consolidated statements of income, changes in common stock equity and cash flows for each of the three years in the period ended December 31, 1994.
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of The Cincinnati Gas & Electric Company and its subsidiary companies as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

As explained in Notes 8 and 12 to the consolidated financial statements, the Company changed its methods of accounting for postretirement health care benefits and income taxes effective January 1, 1993.

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


Arthur Andersen LLP
Cincinnati, Ohio,
January 23, 1995

                              THE CINCINNATI GAS & ELECTRIC COMPANY

                                CONSOLIDATED STATEMENTS OF INCOME

                                                    1994          1993          1992
                                                             (in thousands)
OPERATING REVENUES (Note 2)
  Electric. . . . . . . . . . . . . . . . . .   $1 345 787    $1 282 445    $1 159 456
  Gas . . . . . . . . . . . . . . . . . . . .      442 398       469 296       393 970
                                                 1 788 185     1 751 741     1 553 426

OPERATING EXPENSES
  Fuel used in electric production. . . . . .      325 470       333 279       321 074
  Gas purchased . . . . . . . . . . . . . . .      248 293       280 836       228 272
  Purchased and exchanged power . . . . . . .       20 932        22 459        22 116
  Other operation . . . . . . . . . . . . . .      336 030       257 407       242 663
  Maintenance . . . . . . . . . . . . . . . .      106 810       108 857       104 780
  Depreciation. . . . . . . . . . . . . . . .      156 676       152 061       140 996
  Post-in-service deferred operating
    expenses - net. . . . . . . . . . . . . .        3 290        (6 471)      (27 799)
  Phase-in deferred depreciation. . . . . . .       (2 161)       (8 524)       (8 468)
  Income taxes (Note 12). . . . . . . . . . .      104 128       108 970        96 019
  Taxes other than income taxes                    197 381       183 367       174 072
                                                 1 496 849     1 432 241     1 293 725

OPERATING INCOME. . . . . . . . . . . . . . .      291 336       319 500       259 701

OTHER INCOME AND EXPENSES - NET
  Allowance for equity funds used
    during construction . . . . . . . . . . .        1 971         3 154         9 966
  Post-in-service carrying costs. . . . . . .         -           12 100        36 655
  Phase-in deferred return. . . . . . . . . .       15 351        35 334        26 609
  Write-off of a portion of
    Zimmer Station (Note 2) . . . . . . . . .         -         (234 844)         -
  Income taxes (Note 12)
    Related to the write-off of a portion of
      Zimmer Station. . . . . . . . . . . . .         -           12 085          -
    Other . . . . . . . . . . . . . . . . . .        6 619         9 405        27 386
  Other - net . . . . . . . . . . . . . . . .       (6 726)       (9 551)          376
                                                    17 215      (172 317)      100 992

INCOME BEFORE INTEREST. . . . . . . . . . . .      308 551       147 183       360 693

INTEREST
  Interest on long-term debt. . . . . . . . .      150 386       157 044       163 248
  Other interest. . . . . . . . . . . . . . .        2 831         2 449         2 801
  Allowance for borrowed funds used
    during construction . . . . . . . . . . .       (2 977)       (3 586)       (7 617)
                                                   150 240       155 907       158 432

NET INCOME (LOSS) . . . . . . . . . . . . . .      158 311        (8 724)      202 261

PREFERRED DIVIDEND REQUIREMENT. . . . . . . .       22 377        25 160        27 610

INCOME (LOSS) APPLICABLE TO COMMON STOCK. . .   $  135 934    $  (33 884)   $  174 651

The accompanying notes are an integral part of these consolidated financial statements.

                     THE CINCINNATI GAS & ELECTRIC COMPANY

                         CONSOLIDATED BALANCE SHEETS


ASSETS
                                                                December 31
                                                            1994          1993
                                                          (dollars in thousands)
UTILITY PLANT - ORIGINAL COST
  In service
    Electric  . . . . . . . . . . . . . . . . . . . . .  $4 502 840    $4 393 798
    Gas . . . . . . . . . . . . . . . . . . . . . . . .     645 602       611 579
    Common  . . . . . . . . . . . . . . . . . . . . . .     185 718       183 225
                                                          5 334 160     5 188 602
  Accumulated depreciation. . . . . . . . . . . . . . .   1 613 505     1 472 313
                                                          3 720 655     3 716 289

  Construction work in progress . . . . . . . . . . . .      74 989        69 351
      Total utility plant . . . . . . . . . . . . . . .   3 795 644     3 785 640

CURRENT ASSETS
  Cash and temporary cash investments . . . . . . . . .      52 516         4 570
  Restricted deposits . . . . . . . . . . . . . . . . .          98           120
  Accounts receivable less accumulated provision
    of $8,999,410 in 1994 and $14,906,000 in 1993
    for doubtful accounts . . . . . . . . . . . . . . .     269 020       312 165
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production . . . . . . . .      42 167        54 358
    Gas stored for current use. . . . . . . . . . . . .      31 284        36 048
    Other materials and supplies. . . . . . . . . . . .      57 864        62 111
  Property taxes applicable to subsequent year. . . . .     112 420       107 410
  Prepayments and other . . . . . . . . . . . . . . . .      31 327        29 066
                                                            596 696       605 848

OTHER ASSETS
  Regulatory assets
    Post-in-service carrying costs and deferred
      operating expenses. . . . . . . . . . . . . . . .     155 138       161 964
    Phase-in deferred return and depreciation . . . . .     100 943        83 431
    Deferred demand-side management costs . . . . . . .      10 002         3 606
    Amounts due from customers - income taxes . . . . .     381 380       387 748
    Deferred merger costs . . . . . . . . . . . . . . .      12 013        12 972
    Unamortized costs of reacquiring debt . . . . . . .      33 426        27 420
    Other . . . . . . . . . . . . . . . . . . . . . . .      55 987        48 939
  Other . . . . . . . . . . . . . . . . . . . . . . . .      40 436        25 955
                                                            789 325       752 035

                                                         $5 181 665    $5 143 523

 The accompanying notes are an integral part of these consolidated financial statements.

                             THE CINCINNATI GAS & ELECTRIC COMPANY

CAPITALIZATION AND LIABILITIES
                                                                December 31
                                                            1994           1993
                                                          (dollars in thousands)
COMMON STOCK EQUITY (Note 3)
  Common stock - $8.50 par value;
    authorized shares - 120,000,000;
    outstanding shares - 89,663,086 in 1994
    and 88,062,083 in 1993. . . . . . . . . . . . . .    $  762 136    $  748 528
  Paid-in capital . . . . . . . . . . . . . . . . . .       337 874       314 218
  Retained earnings . . . . . . . . . . . . . . . . .       432 962       456 511
      Total common stock equity . . . . . . . . . . .     1 532 972     1 519 257

CUMULATIVE PREFERRED STOCK
  (Page 42, Notes 4 and 5)
  Not subject to mandatory redemption . . . . . . . .        80 000       120 000
  Subject to mandatory redemption . . . . . . . . . .       210 000       210 000

LONG-TERM DEBT (Page 43, Note 6). . . . . . . . . . .     1 837 757     1 829 061
      Total capitalization. . . . . . . . . . . . . .     3 660 729     3 678 318

CURRENT LIABILITIES
  Notes payable (Note 10) . . . . . . . . . . . . . .        14 500        31 013
  Accounts payable  . . . . . . . . . . . . . . . . .       120 817       128 910
  Accrued taxes . . . . . . . . . . . . . . . . . . .       227 651       222 219
  Accrued interest. . . . . . . . . . . . . . . . . .        31 902        29 123
  Other . . . . . . . . . . . . . . . . . . . . . . .        32 658        29 496
                                                            427 528       440 761

OTHER LIABILITIES
  Deferred income taxes (Note 12) . . . . . . . . . .       747 060       733 224
  Unamortized investment tax credits  . . . . . . . .       135 417       141 520
  Accrued pension and other postretirement
    benefit costs (Notes 7 and 8) . . . . . . . . . .       102 254        71 856
  Other . . . . . . . . . . . . . . . . . . . . . . .       108 677        77 844
                                                          1 093 408     1 024 444

COMMITMENTS AND CONTINGENCIES (Note 13)
                                                         $5 181 665    $5 143 523

                          THE CINCINNATI GAS & ELECTRIC COMPANY

               CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                         Common     Paid-in     Retained   Total Common
                                         Stock      Capital     Earnings   Stock Equity
                                                    (dollars in thousands)
BALANCE DECEMBER 31, 1991 . . . . . .   $719 893   $257 215    $ 606 478    $1 583 586
  Net income  . . . . . . . . . . . .                            202 261       202 261
  Issuance of  1,700,208 shares of
    common stock. . . . . . . . . . .     14 414     26 796                     41 210
  Common stock issuance
    expenses. . . . . . . . . . . . .                  (407)                      (407)
  Costs of issuing and retiring
    preferred stock . . . . . . . . .                   882       (3 660)       (2 778)
  Dividends on preferred stock. . . .                            (27 610)      (27 610)
  Dividends on common stock . . . . .                           (141 132)     (141 132)

BALANCE DECEMBER 31, 1992 . . . . . .    734 307    284 486      636 337     1 655 130
  Net income  . . . . . . . . . . . .                             (8 724)       (8 724)
  Issuance of 1,673,058 shares of
    common stock. . . . . . . . . . .     14 221     29 765                     43 986
  Common stock issuance
    expenses. . . . . . . . . . . . .                   (33)                       (33)
  Dividends on preferred stock. . . .                            (25 160)      (25 160)
  Dividends on common stock . . . . .                           (145 942)     (145 942)

BALANCE DECEMBER 31, 1993 . . . . . .    748 528    314 218      456 511     1 519 257
  Net income. . . . . . . . . . . . .                            158 311       158 311
  Issuance of 1,601,003 shares of
    common stock. . . . . . . . . . .     13 608     23 142                     36 750
  Common stock issuance
    expenses. . . . . . . . . . . . .                   (39)                       (39)
  Dividends on preferred stock. . . .                            (22 377)      (22 377)
  Dividends on common stock . . . . .                           (158 970)     (158 970)
  Other . . . . . . . . . . . . . . .                   553         (513)           40

BALANCE DECEMBER 31, 1994 . . . . . .   $762 136   $337 874    $ 432 962    $1 532 972

The accompanying notes are an integral part of these consolidated financial statements.

                          THE CINCINNATI GAS & ELECTRIC COMPANY

                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         1994       1993       1992
                                                              (in thousands)
OPERATING ACTIVITIES
  Net income. . . . . . . . . . . . . . . . . . . .  $ 158 311  $  (8 724)  $ 202 261
  Items providing (using) cash currently:
    Depreciation. . . . . . . . . . . . . . . . . .    156 676    152 061     140 996
    Deferred income taxes and investment
      tax credits - net . . . . . . . . . . . . . .     13 680     23 635      46 451
    Allowance for equity funds used during
      construction. . . . . . . . . . . . . . . . .     (1 971)    (3 154)     (9 966)
    Deferred gas and electric fuel costs - net. . .    (10 271)     3 914      (1 394)
    Regulatory assets
      Post-in-service and phase-in cost
        deferrals . . . . . . . . . . . . . . . . .    (14 222)   (62 429)    (99 531)
      Deferred merger costs . . . . . . . . . . . .        959     (9 276)     (3 696)
      Other . . . . . . . . . . . . . . . . . . . .     (7 891)     2 186     (31 066)
    Write-off of a portion of Zimmer Station. . . .       -       234 844        -
    Changes in current assets and current
      liabilities
        Restricted deposits . . . . . . . . . . . .        (22)       109         152
        Accounts receivable . . . . . . . . . . . .     43 145    (38 040)    (15 279)
        Materials, supplies, and fuel . . . . . . .     21 202      3 567     (12 206)
        Accounts payable. . . . . . . . . . . . . .     (8 093)     5 352     (18 851)
        Accrued taxes and interest. . . . . . . . .      8 211     15 711      25 117
    Other items - net . . . . . . . . . . . . . . .     87 644     24 245      39 820
        Net cash provided by (used in)
          operating activities. . . . . . . . . . .    447 358    344 001     262 808

FINANCING ACTIVITIES
  Issuance of common stock. . . . . . . . . . . . .     36 750     43 986      41 210
  Issuance of preferred stock . . . . . . . . . . .       -          -         79 300
  Issuance of long-term debt. . . . . . . . . . . .    311 957    297 000     329 006
  Funds on deposit from issuance of long-term
    debt. . . . . . . . . . . . . . . . . . . . . .       -          -         32 829
  Retirement of preferred stock . . . . . . . . . .    (40 400)      -       (118 395)
  Redemption of long-term debt. . . . . . . . . . .   (313 522)  (294 455)   (322 166)
  Change in short-term debt . . . . . . . . . . . .    (16 500)   (15 500)     21 500
  Dividends on preferred stock. . . . . . . . . . .    (22 377)   (25 160)    (27 610)
  Dividends on common stock . . . . . . . . . . . .   (158 970)  (145 942)   (141 132)
        Net cash provided by (used in)
          financing activities. . . . . . . . . . .   (203 062)  (140 071)   (105 458)

INVESTING ACTIVITIES
  Construction expenditures (less allowance for
    equity funds used during construction). . . . .   (189 954)  (198 585)   (219 757)
  Deferred demand-side management costs . . . . . .     (6 396)    (3 027)       (579)
        Net cash provided by (used in)
          investing activities. . . . . . . . . . .   (196 350)  (201 612)   (220 336)

Net increase (decrease) in cash and temporary
  cash investments. . . . . . . . . . . . . . . . .     47 946      2 318     (62 986)
Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . . . . .      4 570      2 252      65 238
Cash and temporary cash investments at end
  of period . . . . . . . . . . . . . . . . . . . .  $  52 516  $   4 570   $   2 252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
  Cash paid during the year for:
    Interest (net of amount capitalized). . . . . .  $ 142 380  $ 151 867   $ 151 821
    Income taxes. . . . . . . . . . . . . . . . . .     88 639     53 786      26 021

The accompanying notes are an integral part of these consolidated financial statements.

                            THE CINCINNATI GAS & ELECTRIC COMPANY

                           SCHEDULE OF CUMULATIVE PREFERRED STOCK

                                                                    December 31
                                                                1994           1993
                                                               (dollars in thousands)
Authorized 6,000,000 shares -
  Not subject to mandatory redemption (Note 4)
    Par value $100 per share - outstanding
      4%     Series 270,000 shares in 1994 and 1993 . . . .   $ 27 000       $ 27 000
      4 3/4% Series 130,000 shares in 1994 and 1993 . . . .     13 000         13 000
      7.44%  Series 400,000 shares in 1994 and 1993 . . . .     40 000         40 000
      9.28%  Series 400,000 shares in 1993. . . . . . . . .       -            40 000

      Total . . . . . . . . . . . . . . . . . . . . . . . .     80 000        120 000

  Subject to mandatory redemption (Notes 4 and 5)
    Par value $100 per share - outstanding
      9.15%  Series 500,000 shares in 1994 and 1993
             (redeemable, upon call, prior to
             July 1, 1995 at $106.71; reduced
             amounts thereafter). . . . . . . . . . . . . .     50 000         50 000
      7 7/8% Series 800,000 shares in 1994 and 1993
             (subject to mandatory redemption on
             January 1, 2004 at $100; not redeemable
             prior to that date). . . . . . . . . . . . . .     80 000         80 000
      7 3/8% Series 800,000 shares in 1994 and 1993
             (redeemable, upon call, after
             August 1, 2002 at $100). . . . . . . . . . . .     80 000         80 000

      Total . . . . . . . . . . . . . . . . . . . . . . . .   $210 000       $210 000

The accompanying notes are an integral part of these consolidated financial statements.

                                                     THE CINCINNATI GAS & ELECTRIC COMPANY

                                                          SCHEDULE OF LONG-TERM DEBT

                                                                                                              December 31
                                                                                                          1994           1993
                                                                                                        (dollars in thousands)
The Cincinnati Gas & Electric Company and Subsidiaries
The Cincinnati Gas & Electric Company
First Mortgage Bonds
  5 7/8 % Series due July 1, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . .             $   30 000     $   30 000
  6 1/4 % Series due September 1, 1997. . . . . . . . . . . . . . . . . . . . . . . . . .                100 000        100 000
  5.80  % Series due February 15, 1999  . . . . . . . . . . . . . . . . . . . . . . . . .                110 000           -
  7 3/8 % Series due May 1, 1999. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 50 000         50 000
  8 5/8 % Series due December 1, 2000 . . . . . . . . . . . . . . . . . . . . . . . . . .                   -            60 000
  7 3/8 % Series due November 1, 2001 . . . . . . . . . . . . . . . . . . . . . . . . . .                 60 000         60 000
  7 1/4 % Series due September 1, 2002. . . . . . . . . . . . . . . . . . . . . . . . . .                100 000        100 000
  8 1/8 % Series due August 1, 2003 . . . . . . . . . . . . . . . . . . . . . . . . . . .                 60 000         60 000
  6.45  % Series due February 15, 2004  . . . . . . . . . . . . . . . . . . . . . . . . .                110 000           -
  8.55  % Series due October 15, 2006 . . . . . . . . . . . . . . . . . . . . . . . . . .                   -            75 000
  9 1/8 % Series due April 15, 2008 . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -            75 000
  9 5/8 % Series A and B due May 1, 2013 (Pollution Control). . . . . . . . . . . . . . .                   -            31 700
  10 1/8% Series due December 1, 2015 (Pollution Control) . . . . . . . . . . . . . . . .                 84 000         84 000
  9.70  % Series due June 15, 2019. . . . . . . . . . . . . . . . . . . . . . . . . . . .                100 000        100 000
  10 1/8% Series due May 1, 2020. . . . . . . . . . . . . . . . . . . . . . . . . . . . .                100 000        100 000
  10.20 % Series due December 1, 2020 . . . . . . . . . . . . . . . . . . . . . . . . . .                150 000        150 000
  8.95  % Series due December 15, 2021. . . . . . . . . . . . . . . . . . . . . . . . . .                100 000        100 000
  8 1/2 % Series due September 1, 2022. . . . . . . . . . . . . . . . . . . . . . . . . .                100 000        100 000
  7.20  % Series due October 1, 2023  . . . . . . . . . . . . . . . . . . . . . . . . . .                300 000        300 000
  5.45  % Series A and B due January 1, 2024 (Pollution Control). . . . . . . . . . . . .                 46 700           -
  5 1/2 % Series due January 1, 2024 (Pollution Control). . . . . . . . . . . . . . . . .                 48 000           -
     Total first mortgage bonds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              1 648 700      1 575 700

Pollution Control Notes
  6.70% to 8.50% due June 1, 1997 to October 1, 2009. . . . . . . . . . . . . . . . . . .                   -            63 000
  Variable rate due August 1, 2013 and December 1, 2015 . . . . . . . . . . . . . . . . .                100 000        100 000
  6.50% due November 15, 2022 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 12 721         12 721
     Total pollution control notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .                112 721        175 721
     Total - The Cincinnati Gas & Electric Company. . . . . . . . . . . . . . . . . . . .              1 761 421      1 751 421

The Union Light, Heat and Power Company
First Mortgage Bonds
  6 1/2 % Series due August 1, 1999 . . . . . . . . . . . . . . . . . . . . . . . . . . .                 20 000         20 000
  8     % Series due October 1, 2003. . . . . . . . . . . . . . . . . . . . . . . . . . .                 10 000         10 000
  9 1/2 % Series due December 1, 2008 . . . . . . . . . . . . . . . . . . . . . . . . . .                 10 000         10 000
  9.70  % Series due July 1, 2019 . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 20 000         20 000
  10 1/4% Series due June 1, 2020 and November 15, 2020 . . . . . . . . . . . . . . . . .                 30 000         30 000
     Total first mortgage bonds . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 90 000         90 000

Lawrenceburg Gas Company
First Mortgage Bonds
  9 3/4 % Series due October 1, 2001. . . . . . . . . . . . . . . . . . . . . . . . . . .                  1 200          1 200

Other Subsidiary Company Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -               275

Unamortized Premium and Discount - Net. . . . . . . . . . . . . . . . . . . . . . . . . .                (14 864)      (13 835)
     Total - The Cincinnati Gas & Electric Company and Subsidiaries . . . . . . . . . . .             $1 837 757    $1 829 061

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

(a) Merger On October 24, 1994, a subsidiary of CINergy Corp. (CINergy) was merged with and into The Cincinnati Gas & Electric Company (CG&E), and PSI Resources, Inc. (Resources) was merged with and into CINergy. Each outstanding share of common stock of CG&E and Resources was exchanged for one share and 1.023 shares, respectively, of CINergy common stock, resulting in the issuance of approximately 148 million shares of CINergy common stock, par value $.01 per share. The outstanding preferred stock and debt securities of CG&E and its utility subsidiaries were not affected by the merger. Following the merger, CINergy became the parent holding company of CG&E and PSI Energy, Inc., previously Resources' utility subsidiary. The merger was accounted for as a pooling of interests, and the Consolidated Financial Statements, along with the related notes, are presented as if the merger was consummated as of the beginning of the earliest period presented. Due to immateriality, no adjustments were made to conform the accounting policies of the two companies.

(b) Consolidation Policy The accompanying Consolidated Financial Statements include the accounts of CG&E and its subsidiaries after elimination of significant intercompany transactions and balances.

(c) Regulation CG&E and its subsidiaries are subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utility Holding Company Act of 1935 (PUHCA). CG&E and its utility subsidiaries are also subject to regulation by the Federal Energy Regulatory Commission (FERC) and the state utility commissions of Indiana, Ohio, and Kentucky. The accounting policies of CG&E and its subsidiaries conform to the accounting requirements and ratemaking practices of these regulatory authorities and to generally accepted accounting principles, including the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71).

Regulatory assets represent probable future revenue to CG&E and its utility subsidiaries associated with deferred costs to be recovered from customers through the ratemaking process. The following regulatory assets of CG&E and its utility subsidiaries are reflected in the Consolidated Balance Sheets as of December 31:
                                                     1994         1993
                                                       (in millions)

Post-in-service carrying costs and deferred
  operating expenses. . . . . . . . . . . . . .      $155         $162
Phase-in deferred return and depreciation . . .       101           83
Deferred demand-side management (DSM) costs . .        10            4
Amounts due from customers - income taxes . . .       382          388
Deferred merger costs . . . . . . . . . . . . .        12           13
Costs of reacquiring debt . . . . . . . . . . .        33           27
Postretirement benefit costs. . . . . . . . . .         4            5
1992 workforce reduction costs. . . . . . . . .        17           27
Other . . . . . . . . . . . . . . . . . . . . .        35           17

  Total . . . . . . . . . . . . . . . . . . . .      $749         $726

CG&E and its utility subsidiaries currently have regulatory orders in effect which provide for the recovery of $704 million of their regulatory assets as of December 31, 1994, and will request recovery of the remaining amounts in their next rate proceedings in each applicable jurisdiction.

See Note 1(g), (h), (i), (j), and (l) for additional information regarding phase-in deferred return and depreciation, post-in-service carrying costs and deferred operating expenses, deferred DSM costs, amounts due from customers - income taxes, and costs of reacquiring debt, respectively. For additional information regarding deferred merger costs, postretirement benefit costs, and 1992 workforce reduction costs, see Notes 2, 8, and 9.

Although current regulatory orders and the regulatory environment fully support the recognition of these regulatory assets, the ultimate outcome of the changing competitive environment discussed in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" could result in CG&E discontinuing application of Statement 71 for all or part of the business. Such an event would require the write-off of the portion of any regulatory asset for which no regulatory assurance of recovery continues to exist. No evidence currently exists that would support a write-off of any portion of the regulatory assets. CG&E and its utility subsidiaries intend to pursue competitive strategies that would mitigate the impact of this issue on their financial condition.

(d) Utility Plant Utility plant is stated at the original cost of construction, which includes an allowance for funds used during construction (AFUDC) and a proportionate share of overhead costs. Construction overhead costs include salaries, payroll taxes, fringe benefits, and other expenses. Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

(e) AFUDC CG&E and its utility subsidiaries capitalize AFUDC, a non-cash income item, which is defined in the regulatory system of accounts prescribed by the FERC as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC accrual rates averaged 9.1%, 8.3%, and 10.2% in 1994, 1993, and 1992, respectively, and are compounded semi-annually.

(f) Depreciation and Maintenance Provisions for depreciation are determined by using the straight-line method applied to the cost of depreciable plant in service. The rates are based on periodic studies of the estimated service lives and net cost of removal of the properties. The depreciation rates for utility plant during each of the following three years were:

                                            1994    1993   1992

         Electric. . . . . . . . . . . .    2.9%    2.9%   2.9%
         Gas . . . . . . . . . . . . . .    2.8     2.7    2.6
         Common. . . . . . . . . . . . .    3.4     3.3    3.1

In May 1992, the Public Utilities Commission of Ohio (PUCO) issued an order (May 1992 Order) which authorized changes in depreciation accrual rates on CG&E's electric and common plant. The changes resulted in an annual decrease in depreciation expense of about $9 million.

Maintenance and repairs of property units and replacements of minor items of property are charged to maintenance expense. The costs of replacements of property units are capitalized. The original cost of the property retired and the related costs of removal, less salvage recovered, are charged to accumulated depreciation.

(g) Phase-in Deferred Return and Depreciation In the May 1992 Order, the PUCO authorized CG&E to begin recovering the cost of the Wm. H. Zimmer Generating Station (Zimmer) through an increase in electric revenues of $116.4 million to be phased in over a three-year period under a plan that met the requirements of Statement of Financial Accounting Standards No. 92, Regulated Enterprises - Accounting for Phase-in Plans. The phase-in plan was designed so that the three rate increases would provide revenues sufficient to recover all operating expenses and provide a fair rate of return on plant investment. In the first three years of the phase-in plan, rates charged to customers did not fully recover depreciation expense and return on shareholders' investment. This deficiency has been deferred on the Consolidated Balance Sheets and will be recovered over a seven-year period beginning in May 1995, at which point the revenue levels authorized pursuant to the phase-in plan are designed to be sufficient to recover annual operating expenses, a fair return on the unrecovered investment, and annual amortization of the deferred depreciation and deferred return recorded during the first three years of the plan.

(h) Post-in-service Carrying Costs and Deferred Operating Expenses In accordance with a March 1991 order by the PUCO, CG&E capitalized carrying costs for Zimmer from the time it was placed in service in March 1991 until the effective date of new rates authorized by the May 1992 Order which reflected Zimmer. CG&E began recovering these carrying costs over the useful life of Zimmer in accordance with a stipulation approved by the PUCO in August 1993 (August 1993 Order) (see Note 2).

Effective in January 1992, the PUCO authorized CG&E to defer Zimmer depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes which were not being recovered in rates charged to customers. The PUCO also authorized CG&E to accrue carrying costs on the deferred expenses. In the May 1992 Order, the PUCO authorized CG&E to begin recovering these deferred expenses and associated carrying costs over a 10-year period.

In May 1992, the first three units at CG&E's Woodsdale Generating Station (Woodsdale) began commercial operation, and, in July 1992, two additional units were declared operational. In accordance with an October 1992 order issued by the PUCO, CG&E deferred carrying costs on the first five units at Woodsdale and deferred depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes from the time these units were placed in service until the effective date of new rates approved in the August 1993 Order which reflected the Woodsdale units. CG&E began recovering the carrying costs over the useful life of Woodsdale and the deferred expenses over a 10-year period in accordance with the August 1993 Order (see Note 2).

(i) DSM Costs In the August 1993 Order, CG&E was authorized to recover approximately $5 million of costs associated with DSM programs for domestic customers. The PUCO has also permitted CG&E to defer future expenditures of approved DSM programs with carrying costs for future recovery. In addition, CG&E has applications pending for approval by the PUCO for deferral of the costs of additional DSM programs.

(j) Federal and State Income Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Investment tax credits utilized to reduce Federal income taxes payable have been deferred for financial reporting purposes and are being amortized over the useful lives of the property which gave rise to such credits.

Income tax provisions reflected in customer rates are regulated by the various regulatory commissions overseeing the regulated business operations of CG&E and its utility subsidiaries. To the extent deferred income taxes are not reflected in rates charged to customers, income taxes payable in future years are recoverable from customers as paid. These amounts are reflected in the accompanying Consolidated Financial Statements as a regulatory asset on the basis of their probable recovery in future periods.

(k) Operating Revenues and Fuel Costs CG&E and its utility subsidiaries recognize revenues for electric and gas service rendered during the month, which includes revenues for sales unbilled at the end of each month. CG&E and its Kentucky subsidiary, The Union Light, Heat and Power Company (ULH&P) expense the costs of electricity and gas purchased and the cost of fuel used in electric production as recovered through revenues and defer the portion of these costs recoverable or refundable in future periods.

(l) Debt Discount, Premium, and Issuance Expense and Costs of Reacquiring Debt Debt discount, premium, and issuance expense on outstanding long-term debt are amortized over the lives of the respective issues.

In accordance with established ratemaking practices, CG&E and its utility subsidiaries are deferring costs (principally call premiums) from the reacquisition of long-term debt and are amortizing such amounts over periods ranging from one year to 15 years.

(m) Order 636 In April 1992, the FERC issued Order 636, which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 also allowed pipelines to recover transition costs they incurred in complying with the order from customers, including CG&E and ULH&P. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its domestic and industrial customer groups providing for recovery of these pipeline transition costs. CG&E is presently recovering its Order 636 transition costs pursuant to a PUCO approved tariff. ULH&P recovers such costs through its gas cost recovery mechanism. These costs are deferred as incurred by CG&E and ULH&P and amortized as recovered from customers.

(n) Consolidated Statements of Cash Flows All temporary cash investments with maturities of three months or less, when acquired, are reported as cash equivalents. CG&E and its subsidiaries had no material non-cash investing or financing transactions during the years 1992 through 1994.

(o) Reclassification Certain amounts in the 1992 and 1993 Consolidated Financial Statements have been reclassified to conform to the 1994 presentation.

2.  Rates

In its May 1992 Order authorizing the phase-in of Zimmer costs into customer rates, the PUCO disallowed from rates approximately $230 million, representing costs related to Zimmer for nuclear fuel, nuclear wind-down activities during the conversion to a coal-fired facility, and a portion of the AFUDC accrued on Zimmer.

Pursuant to an appeal by CG&E of the May 1992 Order, the Supreme Court of Ohio (Court) ruled in November 1993 (November 1993 Ruling) that the PUCO does not have the authority to order a phase-in of amounts granted in a rate proceeding and remanded the case to the PUCO to set rates that provide the gross annual revenues determined in accordance with Ohio statutes. However, the Court upheld the PUCO's disallowance of Zimmer costs, and, as a result, CG&E wrote off Zimmer costs of approximately $223 million, net of taxes, in the fourth quarter of 1993.

In April 1994, the PUCO issued an order approving a settlement agreement between CG&E, the PUCO Staff, the Ohio Office of Consumers' Counsel, and other intervenors which addressed the issues raised in the November 1993 Ruling. As part of the settlement agreement, CG&E did not seek early implementation of the third phase of the authorized rate increase and will not seek accelerated recovery of deferrals related to the phase-in plan. These deferrals will be recovered over the remaining seven-year period as contemplated in the May 1992 Order. In addition, CG&E agreed to a moratorium on increases in base electric rates until January 1, 1999 (except under certain circumstances), and, in return, is allowed to retain all PUCO electric jurisdictional non-fuel operation and maintenance expense merger savings until 1999.

In the August 1993 Order, the PUCO authorized annual increases of approximately $41 million (5%) in electric revenues and $19 million (6%) in gas revenues that were effective immediately. The August 1993 Order precludes CG&E from increasing gas base rates prior to June 1, 1995, except for rate filings made under certain circumstances.

In 1994, CG&E expensed $32 million of merger transaction costs and costs to achieve merger savings applicable to its PUCO electric jurisdiction. The remaining merger-related costs allocable to PUCO electric jurisdictional customers will be expensed as incurred. CG&E intends to continue deferring the non-PUCO electric jurisdictional portion of merger transaction costs and costs to achieve merger savings (current estimate of $14 million) for future recovery in customer rates.

In mid-1993, the Kentucky Public Service Commission (KPSC) issued orders authorizing ULH&P to increase annual gas revenues by $4.2 million.

In exchange for the KPSC's support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case and extending to January 1, 2000. The KPSC also required CG&E and ULH&P to agree that, for 12 months from consummation of the merger, no filings will be made to adjust CG&E's base purchase power rate charged to ULH&P or ULH&P's base electric rates.

3.  Common Stock

All of CG&E's common stock is held by CINergy. No common dividends can be paid by CG&E if dividends are in arrears on its preferred stock.

The following table reflects the shares of CG&E common stock issued in 1994 (prior to the merger), 1993, and 1992 for its stock-based plans. After merger consummation, the common stock used by CG&E's 401(k) Savings Plans became CINergy common stock rather than CG&E common stock, and CG&E's Dividend Reinvestment and Stock Purchase Plan was merged into and replaced by CINergy's Dividend Reinvestment and Stock Purchase Plan.

                                                      Shares Issued
                                          1994             1993            1992


401(k) Savings Plans. . . . . . .       830 140          843 352         902 692

Dividend Reinvestment and
  Stock Purchase Plan . . . . . .       770 863          829 706         797 516

4.  Preferred Stock

Changes in preferred stock outstanding during 1994 and 1992 were as follows:

                                                Shares
                                                Issued            Par
                                              (Retired)          Value
                                               (dollars in thousands)

1994
Cumulative preferred stock
  Not subject to mandatory redemption
    Par value $100 per share
      9.28 % Series. . . . . . . . . . .      (400 000)        $(40 000)

1992
Cumulative preferred stock
  Not subject to mandatory redemption
    Par value $100 per share
      9.52 % Series. . . . . . . . . . .      (450 000)         (45 000)
      9.30 % Series. . . . . . . . . . .      (350 000)         (35 000)

  Subject to mandatory redemption
    Par value $100 per share
      7 3/8% Series. . . . . . . . . . .       800 000           80 000
      10.20% Series. . . . . . . . . . .      (365 000)         (36 500)

CG&E had no changes in preferred stock outstanding during 1993.

5.  Preferred Stock with Mandatory Redemption

CG&E's preferred stock redemption requirements for the next five years are $2.5 million in each of 1996 and 1997 and $6.5 million in each of 1998 and 1999.

CG&E's Cumulative Preferred Stock, 9.15% Series is subject to mandatory redemption each July 1, beginning in 1996, in an amount sufficient to retire 25,000 shares, and CG&E's 7 3/8% Series is subject to mandatory redemption each August 1, beginning in 1998, in an amount sufficient to retire 40,000 shares, each at $100 per share, plus accrued dividends. For both series, CG&E has the noncumulative option to redeem up to a like amount of additional shares in each year. CG&E has the option to satisfy the mandatory redemption requirements in whole or in part by crediting shares acquired by CG&E. To the extent CG&E does not satisfy its mandatory sinking fund obligation in any year, such obligation must be satisfied in the succeeding year or years. If CG&E is in arrears in the redemption pursuant to the mandatory sinking fund requirement, CG&E shall not purchase or otherwise acquire for value, or pay dividends on, common stock.

6.  Long-term Debt

CG&E's and its subsidiaries' long-term debt maturities, excluding sinking fund requirements, for the next five years are $130 million in 1997 and $180 million in 1999.

The first mortgage bond indentures of both CG&E and ULH&P provide that so long as any series of bonds issued prior to 1976 and 1978, respectively, are outstanding, CG&E and ULH&P will pay to the trustee as a Maintenance and Replacement Fund (M&R Fund), on or before April 30 of each year, in cash, unfunded property additions, or principal amount of first mortgage bonds of any series issued under the mortgages, a formularized amount related to the net revenues of CG&E and ULH&P. For 1994, the M&R Fund requirements (payable on or before April 30, 1995) for CG&E and ULH&P are approximately $114 million and $5 million, respectively.

Most of CG&E's and ULH&P's first mortgage bonds are redeemable at par value, plus accrued interest, through cash deposited to satisfy the annual M&R Fund requirement. On March 24, 1995, CG&E announced its intention to redeem, beginning May 1, 1995, $114 million principal amount of its 10.125% and 9.70% first mortgage bonds at par with cash deposited in the M&R Fund. ULH&P also announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the M&R Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

7.  Pension Plan

The defined benefit pension plans of CG&E and its subsidiaries cover substantially all employees meeting certain minimum age and service requirements. Plan benefits are determined under a final average pay formula with consideration of years of participation, age at retirement, and the applicable average Social Security wage base or benefit amount.

The funding policy of CG&E and its subsidiaries is to contribute annually to the plans an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes. No contributions were made for the 1994 and 1992 plan years, and a contribution of $3.1 million was made for the 1993 plan year. The plans' assets consist of investments in equity and fixed income securities.

Pension cost for 1994, 1993, and 1992 included the following components:

                                                    1994      1993      1992
                                                         (in millions)

Benefits earned during the period . . . . . . .    $ 10.7    $  9.2    $  8.8
Interest accrued on projected
  benefit obligations . . . . . . . . . . . . .      35.1      34.5      30.4
Actual (return) loss on plans' assets . . . . .       5.6     (31.4)    (27.0)
Net amortization and deferral . . . . . . . . .     (43.2)     (4.7)     (7.5)

Net periodic pension cost . . . . . . . . . . .    $  8.2    $  7.6    $  4.7

Additionally, during 1992 and 1994, CG&E and its subsidiaries recognized
$28.4 million and $15.6 million, respectively, of accrued pension cost in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. These amounts represented the costs associated with additional benefits extended in connection with voluntary early retirement programs and workforce reductions in those years (see Note 9).

                                                    1994        1993       1992
Actuarial Assumptions:
For determination of projected benefit
  obligations
    Discount rate . . . . . . . . . . . . . . .     8.50%       7.50%      8.25%
    Rate of increase in future compensation . .     5.50        5.00       5.75

For determination of pension cost
  Rate of return on plans' assets . . . . . . .     9.50        9.50       9.50

The following table reconciles the plans' funded status with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (Statement 87), certain assets and obligations of the plans are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                               1994                  1993
                                        Plan's        Plan's         Plans'
                                    Assets Exceed  Accumulated   Assets Exceed
                                     Accumulated     Benefits     Accumulated
                                       Benefits   Exceed Assets     Benefits
                                                  (in millions)
Actuarial present value of benefits
  Vested benefits . . . . . . . .     $(123.2)      $(206.5)        $(328.1)
  Non-vested benefits . . . . . .       (17.5)        (11.0)          (32.3)

    Accumulated benefit
      obligations . . . . . . . .      (140.7)       (217.5)         (360.4)

  Effect of future compensation
    increases . . . . . . . . . .       (53.0)        (52.2)         (110.3)

    Projected benefit
      obligations . . . . . . . .      (193.7)       (269.7)         (470.7)

Plans' assets at fair value . . .       182.1         198.7           423.1

Projected benefit obligations in
  excess of plans' assets . . . .       (11.6)        (71.0)          (47.6)

Remaining balance of plans' net
  assets existing at date of
  initial application of
  Statement 87 to be recognized
  as a reduction of pension
  cost in future periods. . . . .        (2.9)         (3.8)           (7.4)

Unrecognized net gain
  resulting from experience
  different from that assumed
  and effects of changes in
  assumptions . . . . . . . . . .       (13.6)         (1.9)          (16.0)

Prior service cost not yet
  recognized in net periodic
  pension cost. . . . . . . . . .        20.9          18.2            29.2

Accrued pension cost at
  December 31 . . . . . . . . . .     $  (7.2)      $ (58.5)        $ (41.8)

8.  Other Postretirement Benefits

CG&E and its subsidiaries provide certain health care and life insurance benefits to retired employees and their eligible dependents. The health care benefits include medical coverage and prescription drugs. Prior to 1993, the cost of retiree health care was charged to expense as claims were paid. The accounting for life insurance benefits provided by CG&E and its subsidiaries is further discussed herein. CG&E and its subsidiaries do not currently pre-fund their obligations for these postretirement benefits.

Effective with the first quarter of 1993, CG&E and its subsidiaries implemented the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (Statement 106). Under the provisions of Statement 106, the costs of health care and life insurance benefits provided to retirees are recognized for accounting purposes during periods of employee service (accrual basis). The unrecognized and unfunded Accumulated Postretirement Benefit Obligation (APBO) existing at the date of initial application of Statement 106 (i.e., the transition obligation) of $51.7 million is being amortized over a 20-year period.

Life insurance benefits are fully paid by CG&E for qualified employees. Eligibility to receive postretirement coverage is limited to those employees who participated in the plans and earned the right to postretirement benefits prior to January 1, 1991. In 1988, CG&E and its subsidiaries recognized the actuarially determined APBO for postretirement life insurance benefits earned by retirees. The portion of the APBO applicable to active employees is being amortized over 15 years, the employees' estimated remaining service lives. The accounting for CG&E's postretirement life insurance benefits was not affected by the adoption of Statement 106.

Postretirement benefit cost for 1994 and 1993 included the following components:

                                              Health     Life
                                               Care    Insurance    Total
                                                     (in millions)
1994
Benefits earned during the period. . . . . .   $ .9       $ .1      $ 1.0
Interest accrued on APBO . . . . . . . . . .    3.9        2.0        5.9
Amortization of transition obligation. . . .    2.6         .4        3.0

Net periodic postretirement benefit cost . .   $7.4       $2.5      $ 9.9

1993
Benefits earned during the period. . . . . .   $1.0       $ .1      $ 1.1
Interest accrued on APBO . . . . . . . . . .    4.2        2.0        6.2
Amortization of transition obligation. . . .    2.6         .4        3.0

Net periodic postretirement benefit cost . .   $7.8       $2.5      $10.3



The following table reconciles the APBO of the health care and life insurance plans with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement 106, certain obligations of the plans are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                               Health      Life
                                                Care     Insurance    Total
                                                       (in millions)
1994
Actuarial present value of benefits
  Fully eligible active plan participants. .   $ (2.2)    $  (.8)     $ (3.0)
  Other active plan participants . . . . . .    (26.3)      (1.8)      (28.1)
  Retirees and beneficiaries . . . . . . . .    (25.2)     (21.7)      (46.9)
    Projected APBO . . . . . . . . . . . . .    (53.7)     (24.3)      (78.0)
Unamortized transition obligation. . . . . .     46.1        3.3        49.4
Unrecognized net gain resulting from
  experience different from that assumed
  and effects of changes in assumptions. . .     (5.2)      (2.7)       (7.9)
Accrued postretirement benefit obligation
  at December 31, 1994 . . . . . . . . . . .   $(12.8)    $(23.7)     $(36.5)

1993
Actuarial present value of benefits
  Fully eligible active plan participants. .   $ (2.4)    $ (1.5)     $ (3.9)
  Other active plan participants . . . . . .    (27.5)      (2.9)      (30.4)
  Retirees and beneficiaries . . . . . . . .    (22.7)     (22.3)      (45.0)
    Projected APBO . . . . . . . . . . . . .    (52.6)     (26.7)      (79.3)
Unamortized transition obligation. . . . . .     49.1        3.7        52.8
Unrecognized net (gain) loss resulting from
  experience different from that assumed
  and effects of changes in assumptions. . .     (3.8)        .3        (3.5)
Accrued postretirement benefit obligation
  at December 31, 1993 . . . . . . . . . . .   $ (7.3)    $(22.7)     $(30.0)

The following assumptions were used to determine the APBO:

                                         1994          1993           1992

    Discount rate. . . . . . . . . .     8.50%         7.50%          8.25%

    Health care cost trend rate,
      gradually declining to 5%. . .  9.00-12.00%  10.00-13.00%   12.00-15.00%

    Year ultimate trend rates
      achieved . . . . . . . . . . .     2002          2002           2003

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $10.0 million and $10.5 million for 1994 and 1993, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for each of 1994 and 1993 by approximately $1.2 million.

CG&E and its subsidiaries began amortizing the transition obligation for health care costs over 20 years in accordance with Statement 106. The majority of CG&E's and its subsidiaries' postretirement benefit costs are subject to PUCO jurisdiction. The PUCO authorized CG&E to begin recovering these costs in September 1993. The adoption of Statement 106 did not have a material effect on the results of operations of CG&E and its subsidiaries.

9.  Workforce Reductions

In 1992, CG&E and its subsidiaries eliminated 464 positions. The workforce reduction was accomplished through a voluntary early retirement program and involuntary separations. At December 31, 1992, the accrued liability associated with the workforce reduction was $30.4 million (including $28.4 million of additional pension costs previously discussed in Note 7). In accordance with the August 1993 Order, CG&E is recovering the majority of these costs through rates over a period of three years.

Additionally, in an effort to begin to realize merger savings, CG&E and its subsidiaries completed a voluntary workforce reduction program in 1994. Under the program, 115 employees elected to terminate their employment with the companies, resulting in a combined pre-tax cost of approximately $17.4 million (including $15.6 million of additional pension costs previously discussed in Note 7). In the third quarter of 1994, CG&E expensed $11 million representing the PUCO electric jurisdictional portion of these costs. The remaining $6.4 million of costs have been deferred as costs to achieve merger savings for future recovery through rates.

10.  Notes Payable

CG&E and its subsidiaries had authority to borrow up to $235 million as of December 31, 1994. In connection with this authority, CG&E and its subsidiaries have established unsecured lines of credit (Committed Lines) which currently permit borrowings of up to $112 million, of which $98 million remained unused. CG&E also issues commercial paper from time to time. All outstanding commercial paper is supported by the Committed Lines. Additionally, this authority allows CG&E to arrange for additional short-term borrowings with various banks on an "as offered" basis (Uncommitted Lines). All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

Amounts outstanding under the Committed Lines would become immediately due upon an event of default which includes non-payment, default under other agreements governing company indebtedness, bankruptcy, or insolvency. Certain of the Uncommitted Lines have similar default provisions. The lines are maintained by compensating balances or commitment fees. Commitment fees for the Committed Lines were immaterial during the 1992 through 1994 period.

For the years 1994, 1993, and 1992, CG&E's and its subsidiaries' short-term borrowings outstanding at various times were as follows:
                                                                    Weighted
                                Weighted    Maximum       Average   Average
                                Average     Amount        Amount    Interest
                       Balance  Interest  Outstanding   Outstanding   Rate
                         at     Rate at     at Any      During the   During
                       Dec. 31  Dec. 31    Month-end       Year     the Year
                                      (dollars in millions)
1994
Bank loans. . . . . .   $14.5      6.14%      $26.0        $ 6.7       4.12%

1993
Bank loans. . . . . .    31.0      3.48        47.6         22.5       3.35
Commercial paper. . .     -         -          20.0          7.7       3.44

1992
Bank loans. . . . . .    33.5      3.74        67.0         27.0       4.06
Commercial paper. . .    13.0      4.22        13.0          3.1       3.82

11.  Fair Values of Financial Instruments

The estimated fair values of financial instruments were as follows (this information does not purport to be a valuation of CG&E and its subsidiaries):

                                      December 31           December 31
                                         1994                   1993
                                  Carrying     Fair      Carrying     Fair
Financial Instrument               Amount      Value      Amount      Value
                                                (in millions)

Long-term debt
  First mortgage bonds. . . . . .  $1 726     $1 692      $1 654     $1 847
  Other long-term debt. . . . . .     112        114         175        193
Cumulative preferred stock -
  subject to mandatory
  redemption. . . . . . . . . . .     210        221         210        230

The following methods and assumptions were used to estimate the fair values of each major class of financial instrument:

Cash and temporary cash investments, restricted deposits, and notes payable Due to the short period to maturity, the carrying amounts reflected on the Consolidated Balance Sheets approximate fair values.

Long-term debt The fair values of long-term debt issues were estimated based on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments.

Cumulative preferred stock - subject to mandatory redemption The aggregate fair value of preferred stock subject to mandatory redemption was based on the latest closing prices quoted on the New York Stock Exchange for each series.

12.  Income Taxes

Effective with the first quarter of 1993, CG&E and its subsidiaries implemented the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Net-of-tax accounting and reporting is prohibited. CG&E and its subsidiaries adopted this new accounting standard as the cumulative effect of a change in accounting principle with no restatement of prior periods. The adoption of Statement 109 had no material effect on CG&E's consolidated earnings.

In August 1993, Congress enacted the Omnibus Budget Reconciliation Act of 1993, which included a provision to increase the Federal corporate income tax rate from 34% to 35%, retroactive to January 1, 1993. In accordance with the provisions of Statement 109, the income tax rate increase resulted in an increase in the net deferred income tax liability and recognition of a regulatory asset to reflect expected future recovery of the increased liability through rates charged to customers.

The significant components of CG&E's and subsidiaries' net deferred income tax liability at December 31, 1994, and 1993, are as follows:

                                                        1994           1993
                                                           (in millions)
Deferred Income Tax Liabilities
  Utility plant . . . . . . . . . . . . . . . .        $639.8         $631.6
  Unamortized costs of reacquiring debt . . . .          10.3            9.8
  Deferred operating expenses,
    phase-in deferred return,
    and accrued carrying costs. . . . . . . . .          76.4           70.6
  Amounts due from customers - income taxes . .         108.5          106.1
  Deferred demand-side management costs . . . .           2.6             .9
  Other . . . . . . . . . . . . . . . . . . . .          37.1           27.7
    Total deferred income tax liabilities . . .         874.7          846.7

Deferred Income Tax Assets
  Unamortized investment tax credits. . . . . .          47.9           49.9
  Deferred fuel costs . . . . . . . . . . . . .          10.0           14.8
  Accrued pension and other benefit costs . . .          27.6           15.9
  Other . . . . . . . . . . . . . . . . . . . .          42.1           32.9
    Total deferred income tax assets. . . . . .         127.6          113.5

Net Deferred Income Tax Liability . . . . . . .        $747.1         $733.2

A summary of Federal and state income taxes charged (credited) to income and the allocation of such amounts is as follows:

                                                    1994      1993      1992
                                                          (in millions)

Current Income Taxes
  Federal . . . . . . . . . . . . . . . . . . .    $ 82.3    $ 61.8    $ 22.0
  State . . . . . . . . . . . . . . . . . . . .       1.5       2.0        .2
      Total current income taxes. . . . . . . .      83.8      63.8      22.2

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items . . . . . . . . . . . . . .      39.6      47.0      44.7
    Property taxes. . . . . . . . . . . . . . .     (11.3)    (11.3)      6.4
    Unrecovered gas cost - net. . . . . . . . .      (6.8)       .7       2.2
    Pension and other benefit costs . . . . . .      (8.4)     (5.5)     (2.2)
    Write-off of a portion of Zimmer
      (Note 2). . . . . . . . . . . . . . . . .        -      (11.0)       -
    Unbilled revenues fuel - net. . . . . . . .       5.3      (4.2)      (.9)
    Deferred expenses and phase-in
      deferred return . . . . . . . . . . . . .       1.7       6.1       4.0
    Costs of reacquiring debt - net . . . . . .       2.0       2.5       4.8
    Alternative minimum tax credit
      carryforward. . . . . . . . . . . . . . .        -        3.8      (3.8)
    Systems costs capitalized . . . . . . . . .      (5.2)       -        (.2)
    Demand-side management costs. . . . . . . .       1.9       1.2        -
    Other items - net . . . . . . . . . . . . .        .4        -       (3.9)
      Total deferred Federal income taxes . . .      19.2      29.3      51.1

  State
    Depreciation and other utility plant-
      related items . . . . . . . . . . . . . .       1.1       1.0       1.0
    Other items - net . . . . . . . . . . . . .       (.5)      (.5)       .1
      Total deferred state income taxes . . . .        .6        .5       1.1

      Total deferred income taxes . . . . . . .      19.8      29.8      52.2

Investment Tax Credits - Net. . . . . . . . . .      (6.1)     (6.1)     (5.8)

      Total Income Taxes. . . . . . . . . . . .    $ 97.5    $ 87.5    $ 68.6

Allocated to:
  Operating income. . . . . . . . . . . . . . .    $104.1    $109.0    $ 96.0
  Other income and expenses - net . . . . . . .      (6.6)    (21.5)    (27.4)
                                                   $ 97.5    $ 87.5    $ 68.6

CG&E will participate in the filing of a consolidated Federal income tax return with its parent, CINergy, and other affiliated companies for the year ended December 31, 1994. The current tax liability is allocated among the members of the group pursuant to a tax sharing agreement consistent with Rule 45(c) of the PUHCA.

Federal income taxes, computed by applying the statutory Federal income tax rate to book income before Federal income tax, are reconciled to Federal income tax expense reported in the Consolidated Statements of Income as follows:

                                                    1994      1993     1992
                                                         (in millions)

Statutory Federal income tax provision. . . . .    $81.0     $17.9    $ 82.3
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits. . . .     (6.1)     (5.8)     (5.5)
  Depreciation and other utility plant-
    related differences . . . . . . . . . . . .      8.2       6.9       5.5
  Preferred dividends . . . . . . . . . . . . .      7.8       8.8       9.4
  AFUDC equity. . . . . . . . . . . . . . . . .      (.7)     (1.1)    (14.2)
  Deferred operating expenses, phase-in
    deferred return, and accrued
    carrying costs. . . . . . . . . . . . . . .     (3.1)     (7.2)    (10.7)
  Write-off of a portion of Zimmer. . . . . . .       -       69.4        -
  Reorganization costs. . . . . . . . . . . . .      4.6        -         -
  Other - net . . . . . . . . . . . . . . . . .      3.7      (3.9)       .5
Federal income tax expense. . . . . . . . . . .    $95.4     $85.0    $ 67.3

13.  Commitments and Contingencies

(a) Construction CG&E and its subsidiaries will have substantial commitments in connection with their construction program. Aggregate expenditures for CG&E's and its subsidiaries' construction program for the 1995 through 1999 period are currently estimated to be approximately $1.1 billion.

(b) Manufactured Gas Plants Coal tar residues and other substances associated with manufactured gas plant (MGP) sites have been found at former MGP sites. Lawrenceburg Gas Company (Lawrenceburg), a wholly-owned subsidiary of CG&E, has an MGP site which is under investigation to determine a remediation strategy. Total cleanup cost is currently estimated to be approximately $750,000. Lawrenceburg has applied to have the site included in the Indiana Department of Environmental Management's voluntary cleanup program. CG&E and its utility subsidiaries are aware of other potential sites where MGP activities may have occurred at some time in the past. None of these sites are known to present a risk to the environment. Except for the Lawrenceburg site, neither CG&E nor its utility subsidiaries have undertaken responsibility for investigating other potential MGP sites.

(c)  United Scrap Lead Site  The United States Environmental Protection Agency
(EPA) alleges that CG&E is a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so named. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under the CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning up the site, estimated by the EPA to be $27 million, of which CG&E estimates its portion to be immaterial to its financial condition or results of operations.

(d) Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgement over CINergy's ownership of the gas operations for a period of three years. In November 1994, the SEC requested comments on the modernization of the PUHCA given the industry's movement toward a more competitive environment, including whether or not a utility registered under the PUHCA may own a combination system (i.e., electric and gas). CINergy believes it has a justifiable basis for retention of CG&E's gas operations and will continue its pursuit of SEC approval to retain the gas portion of the business. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. See Note 16 for financial information by business segments.

14.  Jointly Owned Plant

CG&E, Columbus Southern Power Company, and The Dayton Power and Light Company have constructed electric generating units and related transmission facilities on varying common ownership bases. The Consolidated Statements of Income reflect CG&E's portion of all operating costs associated with the commonly owned facilities.

CG&E's investments in jointly owned plant are as follows:

                                                                    1994
                                  ------------------------------------------------------------------------------
                                                      Utility Plant         Accumulated            Construction
                                   Share                in Service          Depreciation         Work in Progress
                                                              (dollars in millions)
Production
  Miami Fort Station
    (Units 7 and 8) . . .          64  %                   $  202                $100                     $1
  W.C. Beckjord Station
    (Unit 6). . . . . . .          37.5                        41                  22                      -
  J.M. Stuart Station . .          39                         262                 107                      5
  Conesville Station
    (Unit 4). . . . . . .          40                          70                  31                      3
  Zimmer. . . . . . . . .          46.5                     1 211                 133                      3
  East Bend Station . . .          69                         329                 140                      1
  Killen Station. . . . .          33                         186                  71                      -
Transmission. . . . . . .          various                     62                  28                      -

15.  Quarterly Financial Data (unaudited)

                                                                             Net
                                      Operating          Operating          Income
Quarter Ended                         Revenues            Income            (Loss)
                                                (in millions)
1994
March 31. . . . . . . . . . . . . .    $  563                $106           $  76
June 30 . . . . . . . . . . . . . .       391                  70              39
September 30. . . . . . . . . . . .       409                  81(a)           48 (a)
December 31 . . . . . . . . . . . .       425                  34(a)           (5)(a)
  Total . . . . . . . . . . . . . .    $1 788                $291           $ 158

1993
March 31. . . . . . . . . . . . . .    $  494                $ 90           $  68
June 30 . . . . . . . . . . . . . .       367                  64              40
September 30. . . . . . . . . . . .       409                  85              60
December 31 . . . . . . . . . . . .       482                  81            (177)(b)
  Total . . . . . . . . . . . . . .    $1 752                $320           $  (9)

(a) In 1994, CG&E recognized charges to earnings of approximately $64 million ($47 million, net of taxes) primarily for certain merger costs and other costs which CG&E does not expect to recover from customers due to rate settlements related to securing support for the merger. Of these charges, approximately $39 million, net of taxes, was recognized in the fourth quarter. The charges include the PUCO electric jurisdictional portion of merger transaction costs and costs to achieve merger savings incurred through December 31, 1994, previously capitalized information systems development costs, and severance benefits to former officers of CG&E. Of the total $64 million charge, $52 million is reflected in "OPERATING EXPENSES - Other operation" and $12 million is reflected in "OTHER INCOME AND EXPENSES - NET".

(b) In the fourth quarter of 1993, CG&E recognized a charge to earnings of approximately $235 million ($223 million, net of taxes) for the write-off of a portion of Zimmer. This charge is reflected in "OTHER INCOME AND EXPENSES - NET".

16.  Financial Information by Business Segments

                                               Operating
                      Operating    Operating    Income   Provision for  Construction
Year Ended            Revenues      Income       Taxes   Depreciation   Expenditures
                                             (in millions)
1994
  Electric.........    $1 346        $263        $ 96        $137            $138
  Gas..............       442          28           8          20              42
    Total..........    $1 788        $291        $104        $157            $180

1993
  Electric.........    $1 283        $287        $102        $134            $157
  Gas..............       469          33           7          18              45
    Total..........    $1 752        $320        $109        $152            $202

1992
  Electric.........    $1 159        $237        $ 93        $125            $185
  Gas..............       394          23           3          16              42
    Total..........    $1 553        $260        $ 96        $141            $227

                                                             December 31
                                                   1994          1993          1992
                                                            (in millions)
Property, Plant, and Equipment - net
  Electric..........................              $3 277        $3 282        $3 469
  Gas...............................                 519           504           476
                                                   3 796         3 786         3 945
Other Corporate Assets..............               1 386         1 358           857
    Total Assets....................              $5 182        $5 144        $4 802

For a discussion of the potential divestiture of CG&E's gas operations, see Note 13(d).

             ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                              PART III

          ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Board of Directors

The directors of CG&E at February 28, 1995, included:

Jackson H. Randolph Mr. Randolph, age 64, is Chairman, President and Chief Executive Officer of CG&E. He has served as a director of CG&E since 1983, and his current term as director expires April 20, 1995.

James E. Rogers Mr. Rogers, age 47, is Vice Chairman and Chief Operating Officer of CG&E. He has served as a director of CG&E since October 24, 1994, and his current term as director expires April 20, 1995.

George H. Stinson Mr. Stinson, age 49, is President of CG&E. He has served as a director of CG&E since October 24, 1994, and his current term expires April 20, 1995.

Executive Officers

The information included in Part I of this report on pages 11 through 13 under the caption "Executive Officers of the Registrant" is referenced in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

                       ITEM 11.  EXECUTIVE COMPENSATION

Board Compensation Committee Report on Executive Compensation

In 1994, the executive compensation program of CG&E was administered by the Management Compensation Committee (CG&E Committee) of the Board of Directors of CG&E (CG&E Board). The CG&E Committee established CG&E's compensation philosophy and the compensation of the Chief Executive Officer and all other executive officers prior to October 24, 1994 (the Effective Date). On the Effective Date, CINergy acquired all the common stock of both CG&E and Resources, and the former common stock holders of CG&E and Resources became holders of common stock of CINergy.

After the Effective Date, it is the responsibility of the Compensation Committee of the Board of Directors of CINergy (CINergy Committee) to establish the compensation for the Chief Executive Officer and all other executive officers. The CINergy Committee also administers compensation plans for all executive officers and key employees. The CG&E Committee was composed of Messrs. Oliver W. Birckhead (Chairman), George C. Juilfs, John J. Schiff, Jr., Dudley S. Taft, and Oliver W. Waddell, each of whom was an independent, non-employee director of CG&E. The CINergy Committee is composed of Messrs. Van P. Smith (Chairman), Michael G. Browning, George C. Juilfs, and John J. Schiff, Jr., each of whom is an independent, non-employee director of CINergy.

Compensation Philosophy CG&E's executive compensation philosophy sought to provide a total compensation program that would attract, retain, and motivate the high quality employees needed to provide superior service to its customers and to maximize returns to its shareholders. CG&E's policy, in considering base salary and performance based annual incentives, was designed to provide competitive levels of compensation that would integrate pay with CG&E's annual performance goals, reward above average corporate performance, and recognize individual achievement.

It was CG&E's practice to review compensation data provided by the Edison Electric Institute for utility companies of comparable size based on revenue. The compensation level for each executive officer was reviewed based on an evaluation of compensation levels at such companies for executives with similar job responsibilities, with the objective of providing total compensation equivalent to approximately the 75th percentile. The performance of each executive was evaluated based upon that individual's performance for the year in relation to the established goals and objectives for the year.

CG&E's executive compensation program consisted of two components: base salary and annual incentives.

Pursuant to the merger, certain executive compensation and benefit plans of Resources and Energy were adopted and implemented by CINergy as of the Effective Date. On October 18, 1994, CINergy adopted, effective as of the Effective Date, the Stock Option Plan, Performance Shares Plan, Annual Incentive Plan, and Executive Supplemental Life Insurance Program (Board approved plans). Each of these plans is substantially similar to its predecessor Resources or Energy plan. Each Resources or Energy predecessor plan was merged into and became a part of the CINergy plan which bears the same name.

CINergy has retained an independent compensation and benefits consulting firm to conduct a study of existing executive compensation program structures and to assist the CINergy Committee as it formulates an integrated corporate compensation philosophy, including the elements of compensation and the mix of base salary, annual, and long-term incentives. The consulting firm will also advise as to the retention, modification, or replacement of the Board approved plans and as to plan design and administration generally.

Annual Cash Incentive Plan For 1994, CG&E had a Key Employee Annual Incentive Plan which was intended to provide additional incentive for superior performance. Approximately 210 key employees of CG&E participated in the plan during 1994 and were granted cash awards to the extent that certain pre-determined corporate and individual goals were attained. Under the Key Employee Annual Incentive Plan, the Chief Executive Officer was eligible for additional compensation of up to 55% of base pay and other CG&E executive officers were eligible for additional compensation of up to 37.5% of base pay. The CG&E Committee determined that the maximum available awards were payable based upon the extraordinary efforts of the executive officers during 1994 leading to the consummation of the merger. The Key Employee Annual Incentive Plan was replaced by CINergy's Annual Incentive Plan as of the Effective Date.

The granting of compensation under the Key Employee Annual Incentive Plan was first subject to a Shareholder Protection Trigger. This trigger provided that no incentive payments were made for the current fiscal year unless dividends per share for that fiscal year equalled or exceeded the amount per share paid in the previous fiscal year, and total pre-tax earnings were sufficient to cover all dividends payable for the current fiscal year, plus the amount necessary to cover total awards payable under the plan. The amounts of any awards varied depending on the meeting of various other goals established and approved by the CG&E Committee. Such goals included consummation of the merger, overall customer satisfaction and relationships, corporate culture initiatives, and cost control. Any award was then subject to modification based on the relative level of rates charged customers, a Customer Protection Modifier, which was based on the relative ranking of electric and gas rates for the city of Cincinnati as compared to 30 other cities. If CG&E maintained its relative position, this modifier had no effect. If CG&E's relative position improved or declined, the awards payable were subject to upward or downward adjustment, accordingly. The data on electric rates was as published by the Edison Electric Institute, and by the American Gas Association for gas rates. Because the CG&E Board recognized that the interests of shareholders and customers are paramount, the Shareholder Protection Trigger and Customer Protection Modifier, as indicated above, were integral to the plan.

For 1995, the CINergy Annual Incentive Plan will use a combination of corporate and individual goals. Corporate goals will account for 50% of the total possible award, and achievement of individual goals will make up the balance. The corporate goals for 1995 will be based in two areas: (1) earnings per share; and (2) non-fuel operation and maintenance merger savings.

The earnings per share goal will account for 37.5% and the merger savings goal will constitute 12.5% of the total possible award. For 1995, approximately 400 key employees will participate in the plan. The potential awards will range up to a maximum of 55% of the participant's annual salary, depending upon the achievement levels and the participant's position.

Long-term Incentive Plan and Stock Option Plan The CINergy Performance Shares Plan is a long-term incentive plan developed to reward officers and other key employees for contributing to long-term success by achieving corporate and individual goals approved by the CINergy Committee. The executive officers named in the compensation tables (except Messrs. C. Robert Everman and Robert
P. Wiwi) participate in this plan, and the same corporate and individual goals used in CINergy's Annual Incentive Plan are applicable to this plan. The potential award opportunities are established in the same manner as the Annual Incentive Plan, with the minimum award opportunities ranging from 13.33% to 36.66% of annual salary for the full performance cycle. Performance cycles consist of overlapping four-year periods. Because the former Energy Performance Shares Plan was merged into the CINergy Performance Shares Plan on the Effective Date, the then existing Energy performance cycles of 1992 through 1995 and 1994 through 1997 are the current performance cycles under the CINergy plan.

The executive officers and other key employees of CINergy are also eligible for grants under the CINergy Stock Option Plan. This Plan is designed to align executive compensation with shareholder interests. Both non-qualified and incentive stock options have been granted under the plan. Options vest at the rate of 20% per year over a five-year period from the date of grant and may be exercised over a 10-year term.

Chief Executive Officer Mr. Randolph's 1994 base salary was determined pursuant to an employment agreement with CINergy dated December 11, 1992, as amended and restated as of the Effective Date (see "Employment Agreement and Severance Arrangements" discussed further herein). For 1994, Mr. Randolph also received incentive compensation under the CG&E Key Employee Annual Incentive Plan in the amount of $255,750, of which 57% was based on achievement of CG&E goals and 43% was based upon the CG&E Committee's determination of his achievement of individual goals. Mr. Randolph also was granted an option to purchase 250,000 shares of CINergy common stock on the Effective Date at a price of $22.875.

Giving consideration to the accomplishments of 1994 which resulted in the consummation of the merger, sufficient goals were met to obtain the maximum award available. Other goals pertaining to customer satisfaction and relationships, corporate culture initiatives, and cost control were also met. The relative importance in meeting these goals was equal in the determination of awards. The Customer Protection Modifier was neutral, resulting in no upward or downward adjustment.

Summary The CINergy Committee is reviewing the compensation philosophies of Resources and CG&E in order to determine the CINergy Committee's philosophy. Although its philosophy has not been finalized, it is the intent of the CINergy Committee to emphasize incentive compensation, both short-term and long-term, in order to tie the interests of the executive officers and the shareholders of CINergy. It is anticipated that base salary, annual cash incentives, and long-term incentives will play an integral part in executive compensation in the future. Although CINergy currently has adopted executive compensation plans identical to those previously available at Resources and Energy, the CINergy Committee is reviewing those plans in order to determine the types of plans which will complement its executive compensation philosophy.

The 1993 Omnibus Budget Reconciliation Act (OBRA) became law in August 1993 for compensation earned in 1994 and later. Under the law, income tax deductions of publicly traded companies may be limited to the extent total compensation (including base salary, annual bonus, restricted stock awards, stock option exercises, and non-qualified benefits) for certain executive officers exceeds $1 million in any one year. Under the OBRA, the deduction limit does not apply to payments which qualify as "performance based" or compensation which is payable under a written contract that was in effect before February 17, 1993. The CINergy Committee will review the application of the OBRA to future compensation; however, it intends to compensate executives on performance achieved, both corporate and individual.

Summary Compensation Table

The following table sets forth the total compensation paid to CG&E's Chief Executive Officer and to each of its additional four most highly compensated executive officers (named executive officers) for services to CG&E and its subsidiaries during the calendar years ended December 31, 1994, 1993, and 1992. The data presented includes compensation paid by CG&E and its subsidiaries for the periods prior to the merger.

                                                                              Long-term Compensation
                                       Annual Compensation                     Awards              Payouts
                                                             Other                                             All
                                                             Annual     Restricted  Securities                Other
                                                             Compen-     Stock      Underlying       LTIP    Compen-
Name and                                Salary    Bonus(1)   sation      Awards    Options/SARs     Payouts  sation
Principal Position            Year        ($)      ($)         ($)         ($)         (#)            ($)      ($)
Jackson H. Randolph (2)       1994      470,000   255,750     5,719         0         250,000          0     92,724  (3)
  Chairman and CEO            1993      425,000   200,000     3,512         0               0          0     84,886
                              1992      425,000   150,000     3,096         0               0          0     61,292

C. Robert Everman (4)         1994      229,167    86,625    10,339         0               0          0    788,141  (5)
  Senior Vice President -     1993      217,500    55,000         0         0               0          0      5,437
  Finance                     1992      205,000    43,000         0         0               0          0      5,125

Robert P. Wiwi (6)            1994      202,806    76,658    16,578         0               0          0    707,402  (5)
  Senior Vice President -     1993      193,188    48,700       941         0               0          0      4,830
  Customer and                1992      184,585    30,000     4,189         0               0          0      4,596
  Corporate Services

Terry E. Bruck                1994      191,267    69,975         0         0         100,000          0          0
  Group Vice President -      1993      169,333    42,800       843         0               0          0          0
  Wholesale Power and         1992      158,997    30,000     2,725         0               0          0          0
  Transmission Operations

Stephen G. Salay              1994      182,796    65,871         0         0         100,000          0      3,969  (7)
  Group Vice President -      1993      161,895    41,000         0         0               0          0      4,047
  Power Operations            1992      149,670    30,000         0         0               0          0      3,495

(1) The 1994 and 1993 bonuses were paid during 1994 and 1993, respectively; 1992 bonuses were paid during 1993; 1991 bonuses were paid during 1992.

(2) Mr. Randolph held additional office of President from October 1986 through the Effective Date.

(3) The employer matching contributions for Mr. Randolph under the CG&E Deferred Compensation and Investment Plan (DCIP) were $3,969. At the direction of the CG&E Board pursuant to the terms of a Deferred Compensation Agreement effective as of January 1, 1992, Mr. Randolph received a deferred compensation award in the amount of $50,000. The above-market interest on the deferred compensation award under the Deferred Compensation Agreement for 1994 is $21,211. The value of benefits under a Split Dollar Life Insurance Agreement for 1994 is $17,544.

(4)      Mr. Everman retired effective January 1, 1995.

(5) Amount includes for Messrs. Everman and Wiwi, respectively: employer matching contributions under the DCIP of $3,969 and $3,969; and compensation pursuant to the terms of their executive severance agreements of $784,172 and $703,433.

(6)      Mr. Wiwi resigned effective January 1, 1995.

(7) Amount consists entirely of employer matching contributions under the DCIP.

Option/SAR Grants Table

The following table sets forth information concerning individual grants of options to purchase CINergy common stock made to the named executive officers during 1994.

                                                                                                          Potential
                                Individual Grants                                                    Realizable Value at
                          ----------------------------------                                           Assumed Annual
                            Number of              %                                                 Rates of Stock Price
                            Securities         of Total                                                   Appreciation
                            Underlying        Options/SARs       Exercise                              for Option Term
                           Options/SARs        Granted to         or Base                           ------------------------
                             Granted          Employees in       Price        Expiration               5%            10%
   Name                        (#)             Fiscal Year        ($/Sh)        Date                  ($)            ($)

Jackson H. Randolph            250,000           20.83%          22.875      10/24/2004            1,579,985     3,491,354

C. Robert Everman                  -0-             N/A              N/A           N/A                    N/A           N/A

Robert P. Wiwi                     -0-             N/A              N/A           N/A                    N/A           N/A

Terry E. Bruck                 100,000            8.33%          22.875      10/24/2004              631,994     1,396,542

Stephen G. Salay               100,000            8.33%          22.875      10/24/2004              631,994     1,396,542

Option/SAR Exercises and Year-end Value Table

The following table sets forth information concerning stock options held by the named executive officers during 1994. During 1994, none of the named executive officers exercised any stock options. The table shows the numbers of shares for which options were held as of December 31, 1994, and the values for "in-the-money" options, which represent the positive spread between the exercise prices of outstanding stock options and the market price of the shares as of December 31, 1994, which was $23.50 per share.

                                                                                      Number of               Value of
                                                                                Securities Underlying        Unexercised
                                                                                     Unexercised            In-the-Money
                                                                                   Options/SARs at         Options/SARs at
                                                                                       FY-End                  FY-End
                                        Shares Acquired              Value                (#)                     ($)
                                          on Exercise              Realized         Exercisable/            Exercisable/
      Name                                     (#)                    ($)           Unexercisable           Unexercisable

Jackson H. Randolph                            0                      N/A             0/250,000               0/156,250
C. Robert Everman                              0                      N/A                0/0                     0/0
Robert P. Wiwi                                 0                      N/A                0/0                     0/0
Terry E. Bruck                                 0                      N/A             0/100,000               0/62,500
Stephen G. Salay                               0                      N/A             0/100,000               0/62,500

Long-term Incentive Plan Awards Table

The following table sets forth the potential payouts of awards granted under the CINergy Performance Shares Plan to the named executive officers during 1994.

                                                                                      Estimated Future Payouts
                                                                                  under Non-Stock Price-Based Plans
                               Number of              Performance or          ------------------------------------------
                               Shares, Units or       Other Period            Threshold        Target         Maximum
                               Other Rights           Until Maturation        Shares           Shares         Shares
       Name                             (#)           or Payout                    (#)           (#)              (#)
Jackson H. Randolph                     6,139         1994-1997                      (1)         12,278              (1)
C. Robert Everman                           0         N/A                            N/A            N/A              N/A
Robert P. Wiwi                              0         N/A                            N/A            N/A              N/A
Terry E. Bruck                          1,800         1994-1997                      (1)          3,599              (1)
Stephen G. Salay                        1,800         1994-1997                      (1)          3,599              (1)

(1) The number of performance shares of CINergy common stock contingently granted is calculated by determining the award opportunity in dollars for the performance cycle and dividing this by the per share price of the common stock at the time of the grant. For the 1994 through 1997 performance period, the award opportunity for participants is measured in terms of percentages ranging from 13.33% to 36.66% of annual earnings. The performance shares vest based upon the achievement of long-term corporate and individual goals established by the board of directors of CINergy at the beginning of the performance period and measured at the end of the cycle. The actual size of an award is determined by multiplying the amount contingently granted by a weighted calculation reflecting the extent to which the aggregate of the pre-established goals has been met. For the 1994 through 1997 performance period, an award of approximately twice the number of shares as contingently granted will be made if the aggregate of the pre-established goals is met. There is no minimum (threshold) award, and the board of directors of CINergy may enhance the target award in recognition of exemplary performance or achievement as to individual goals. Awards are made in cash and shares of CINergy common stock over a two-year period immediately following each performance cycle. The amount of an award that is generally paid in cash is equal to the amount of Federal, state, and local income taxes due on each installment, plus, with respect to the second installment, dividends otherwise payable on such installment.

Pension Benefits

The primary pension benefits payable at retirement to each of the named executive officers are provided pursuant to the terms of CG&E's non-contributory management pension plan (CG&E Pension Plan).

Under the terms of the CG&E Pension Plan, the retirement income payable to a pensioner is 1.3% of final average pay plus 0.35% of final average pay in excess of covered compensation, times the number of years of credited service through 30 years, plus 0.1% of final average pay times the number of years of credited service over 30 years. Final average pay is the average annual salary, based on July 1 pay rates, during the employee's five consecutive calendar years producing the highest such average within the last 10 calendar years immediately preceding retirement. Covered compensation is the average Social Security taxable wage base over a 35-year period.

Each of the named executive officers is also a vested participant in CG&E's Supplemental Executive Retirement Plan which provides retirement, disability, and death benefits. Upon retirement or death after age 55, the participant or designated beneficiary will receive for a period of 15 years an annual amount equal to 75% of the individual's highest annual compensation, reduced by social security benefits and by amounts received from the CG&E Pension Plan. Further reductions will be made for fewer than 30 years of service and retirement prior to age 60. In the case of a participant's death prior to age 60, the designated beneficiary will receive 50% of the participant's final annual compensation until the later of the date the participant would have reached age 65, or 10 years. If disabled, a participant will receive the supplemental retirement benefits until the later of the participant's age 65, or 15 years.

The following pension plan table illustrates the estimated annual benefits payable at normal retirement age 65 for the years of service indicated under the terms of the CG&E Pension Plan and the supplemental plan. Compensation utilized to determine benefits under the plans includes salary and bonus as set forth within the respective columns of the summary compensation table.
The estimated credited years of service at normal retirement age 65 are as follows: J. H. Randolph, 37 years; T. E. Bruck, 42 years; and S. G. Salay, 26 years. Effective December 31, 1994, R. P. Wiwi resigned with 31 credited years of service, and C. R. Everman retired with 36 credited years of service.

                                                        Years of Service
Compensation                          15                20                  25          30 or More
  $200,000. . . . . . . . .       $ 75,000           $100,000            $125,000           $150,000
   225,000. . . . . . . . .         84,375            112,500             140,625            168,750
   250,000. . . . . . . . .         93,750            125,000             156,250            187,500
   300,000. . . . . . . . .        112,500            150,000             187,500            225,000
   350,000. . . . . . . . .        131,250            175,000             218,750            262,500
   400,000. . . . . . . . .        150,000            200,000             250,000            300,000
   450,000. . . . . . . . .        168,750            225,000             281,250            337,500
   550,000. . . . . . . . .        206,250            275,000             343,750            412,500
   650,000. . . . . . . . .        243,750            325,000             406,250            487,500
   750,000. . . . . . . . .        281,250            375,000             468,750            562,500
   850,000. . . . . . . . .        318,750            425,000             531,250            637,500
   950,000. . . . . . . . .        356,250            475,000             593,750            712,500

CINergy has an Executive Supplemental Life Insurance Program, which provides key management personnel, including Messrs. Randolph, Bruck, and Salay, with either postretirement life insurance coverage or deferred compensation. A participant in the program may elect either to continue life insurance coverage after retirement or to receive the total amount of coverage in the form of deferred compensation payable in 10 equal annual installments beginning at age 62 or retirement, whichever is later. An employee who elects to receive deferred compensation will receive, at the later of age 62 or retirement, only deferred compensation payments, and his or her life insurance coverage will be cancelled at that time. Coverage is $50,000 for participants with annual base salaries of less than $100,000; $100,000 for participants with annual base salaries between $100,000 and $200,000; and $150,000 for participants with annual base salaries over $200,000. The estimated annual benefit payable, at the later of age 62 or retirement, to Mr. Randolph is $15,000 per year over 10 years, and to each of Messrs. Bruck and Salay is $10,000 per year over 10 years.

Employment Agreement and Severance Arrangements

CINergy entered into an employment agreement with Mr. Randolph as of the Effective Date. Pursuant to this agreement, Mr. Randolph will serve as Chairman and Chief Executive Officer of CINergy until November 30, 1995, and then will retire from the position of Chief Executive Officer but will continue to serve as Chairman of the Board of CINergy until November 30, 2000.

During the terms of his agreement, Mr. Randolph will receive a minimum annual base salary of $465,000. He will also be paid an annual incentive cash award of up to 55% of his annual salary pursuant to the CINergy Annual Incentive Plan, and will be eligible to participate in all other incentive, stock option, performance award, savings, retirement, and welfare plans applicable generally to employees and executives of CINergy.

If Mr. Randolph's employment terminates as a result of death, his beneficiary will receive a lump sum cash amount equal to the sum of (a) his annual base salary through the termination date to the extent not previously paid, (b) a pro rata portion of the benefit under the CINergy Annual Incentive Plan calculated based upon the termination date, and (c) any compensation previously deferred but not yet paid to Mr. Randolph (with accrued interest or earnings thereon) and any unpaid accrued vacation pay. In addition to these accrued amounts, if CINergy terminates Mr. Randolph's employment without "cause" or he terminates his employment for "good reason" (as each is defined in the employment agreement), CINergy will pay to Mr. Randolph (a) a lump sum cash amount equal to the present value of his annual base salary and benefit under the CINergy Annual Incentive Plan payable through the end of the term of employment, at the rate and applying the same goals and factors in effect at the time of notice of such termination, (b) the value of all benefits to which Mr. Randolph would have been entitled had he remained in employment until the end of the term of employment under the CINergy Performance Shares Plan and Executive Supplemental Life Insurance Program, (c) the value of all deferred compensation and all executive life insurance benefits whether or not then vested or payable, and (d) medical and welfare benefits for Mr. Randolph and his family through the end of the term of employment. If Mr. Randolph's employment is terminated by CINergy for cause or by Mr. Randolph without good reason, Mr. Randolph will receive unpaid annual base salary accrued through the termination date and any accrued deferred compensation.

Each of Messrs. Bruck, Randolph, and Salay (each, an Officer) has a severance agreement with CINergy which provides that if, within three years after the Effective Date, the Officer terminates his employment for good cause or his employment is terminated by CINergy other than for disability or cause, CINergy will pay the Officer a cash amount equal to 300% of his annualized compensation for the most recent five years ending before the Effective Date, less $1,000, plus a cash "gross-up" payment equal to the Federal excise tax due on such amount, if any.

Deferred Compensation Agreement

Mr. Randolph and CG&E entered into a deferred compensation agreement effective as of January 1, 1992 (Deferred Compensation Agreement) pursuant to which, in lieu of granting to him a cash increase in base salary, Mr. Randolph was credited with a $50,000 base salary increase in the form of deferred compensation. Such amount will be deferred annually for a five-year period beginning January 1, 1992, and ending December 31, 1996. The Deferred Compensation Agreement was assumed by CINergy as of the Effective Date.

In general, Mr. Randolph's Deferred Compensation Agreement provides that if his employment terminates for any reason, other than death or disability, prior to January 1, 1997, he will receive the total amount of his deferred income plus interest. If Mr. Randolph's employment terminates on or after January 1, 1997, he will receive an annual cash benefit of $179,000 payable for a 15-year period beginning January 2001. Proportional benefits are payable to Mr. Randolph in the event his employment is terminated for death or disability prior to January 1, 1997.

Compensation Committee Interlocks and Insider Participation

Mr. Schiff, Chairman of the Board of Cincinnati Financial Corporation, serves on the Compensation Committee of the Board of Directors of CINergy, and Mr. Randolph, Chairman of the Board and Chief Executive Officer of CINergy and its subsidiaries, including CG&E, serves on the Board of Directors of Cincinnati Financial Corporation.

CG&E and its subsidiaries carry various bond coverages and also carry insurance coverage for their directors, officers, and employees against certain civil liabilities. During 1994, insurance premiums, amounting to approximately $123,300, at competitive rates, were paid to the John J. & Thomas R. Schiff & Co., Inc., of which Mr. Schiff is also Chairman of the Board.

Performance Graph

The following line graph compares the cumulative total shareholder return of the common stock of CG&E with the cumulative total returns during the same time period of the Standard & Poor's (S&P) Electric Utilities Index and the S&P 500 Stock Index. The graph tracks performance from January 1, 1990, through October 24, 1994, the final trading date of CG&E's common stock. The graph assumes a $100 investment on January 1, 1990, and the reinvestment of all dividends.

                                               1/1/90      1/1/91      1/1/92      1/1/93      1/1/94      10/24/94
CG&E Common Stock                                 $100        $103        $148        $147        $174         $153

S&P Electric Utilities Index                      $100        $103        $134        $141        $159         $132

S&P 500 Stock Index                               $100         $97        $126        $136        $150         $151

Directors' Compensation

Effective March 3, 1995, the CG&E Board approved a recommended decrease in directors' retainer and meeting attendance fees.

Under the revised arrangement, directors who are not employees (non-employee directors) will receive an annual retainer fee of $8,000 plus a fee of $1,000 for each CG&E Board meeting attended; however, any director of CG&E who also serves as a director of CINergy or any of its affiliates shall neither receive such annual retainer fee, nor any compensation for attendance at any CG&E Board meeting that is held concurrently or consecutively with a meeting of the board of directors of CINergy. Directors who are also employees of CINergy or any of its subsidiaries (Messrs. Randolph, Rogers, and Stinson) will receive no remuneration for their services as directors.

Under the CINergy Directors' Deferred Compensation Plan, each non-employee director of CINergy or any of its subsidiaries may defer fees and have them accrued either in cash or in units representing shares of common stock of CINergy. If deferred in such units, the stock will be distributed to the director at the time of retirement from the appropriate board. Amounts deferred in cash will be paid at the same time.

Under the CINergy Retirement Plan for Directors, non-employee directors with five or more years of service will receive annual compensation in an amount equal to the annual CG&E Board fees in effect at the time of termination of service as a director, paid for as many years as the director served on the CG&E Board. This plan covers non-employee directors serving on the boards of directors of CINergy, CINergy Services, Inc., CG&E, or Energy. Prior service by non-employee directors of CG&E, Resources, or Energy as of the Effective Date will be credited under this plan.

             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                            OWNERS AND MANAGEMENT

As a result of the merger, CINergy became the owner of all of the 89,663,086 outstanding shares of CG&E's common stock. There remain outstanding 2,900,000 shares of CG&E's cumulative preferred stock as of December 31, 1994. The class of cumulative preferred stock has been issued in six series.

No person or group is known by management of CG&E to be the beneficial owner of more than 5% of CG&E's cumulative preferred class of stock, or of any such series.

The beneficial ownership of the outstanding shares of common stock of CINergy held by each director and named executive officer as of December 31, 1994, is set forth in the following table:
                                                       Amount and Nature
Name of Beneficial Owner (1)                       of Beneficial Ownership (2)

Terry E. Bruck                                            2,944   shares
C. Robert Everman                                         6,401   shares
Jackson H. Randolph                                      23,549   shares
James E. Rogers                                         212,147   shares
Stephen G. Salay                                          6,114   shares
George H. Stinson                                         3,564   shares
Robert P. Wiwi                                            5,854   shares

All directors and executive                             485,627   shares
officers as a group                            (representing 0.31% of the class)
__________

(1) No individual listed beneficially owned more than 0.14% of the outstanding shares of common stock.

(2) Includes for Mr. Rogers 179,025 shares which he has the right to acquire within 60 days pursuant to the exercise of stock options.
All
            remaining shares listed are held directly and/or indirectly by named beneficial owner.

            ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                  PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", page 35 of this report, for an index of the financial statements and financial statement schedules included in this report.

(b)  Reports on Form 8-K.

None.

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the Securities and Exchange Commission and are incorporated herein by reference and made a part hereof. Exhibits not so identified are filed herewith.

  Exhibit
Designation                              Nature of Exhibit

  3-a *Amended Articles of Incorporation of The Cincinnati Gas & Electric Company (CG&E) effective January 24, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

  3-b                     Regulations of CG&E as amended, adopted
                          March 3, 1995.

  4-a *Original Indenture (First Mortgage Bonds) between CG&E and The Bank of New York (as Trustee) dated as of August 1, 1936. (Exhibit to CG&E's Registration Statement No. 2-2374.)

  4-b *Tenth Supplemental Indenture between CG&E and The Bank of New York dated as of July 1, 1967. (Exhibit to CG&E's Registration
                          Statement No. 2-26549.)

  4-c *Eleventh Supplemental Indenture between CG&E and The Bank of New York dated as of May 1, 1969. (Exhibit to CG&E's
                          Registration Statement No. 2-32063.)

  Exhibit
Designation                             Nature of Exhibit

  4-d *Thirteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 1, 1971. (Exhibit to CG&E's Registration Statement No. 2-41974.)

  4-e *Fourteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 2, 1972. (Exhibit to CG&E's Registration Statement No. 2-60961.)

  4-f *Fifteenth Supplemental Indenture between CG&E and The Bank of New York dated as of August 1, 1973. (Exhibit to CG&E's Registration Statement No. 2-60961.)

  4-g *Twenty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

  4-h *Twenty-ninth Supplemental Indenture between CG&E and The Bank of New York dated as of June 15, 1989. (Exhibit to CG&E's June 30, 1989, Form 10-Q in File No. 1-1232.)

  4-i *Thirtieth Supplemental Indenture between CG&E and The Bank of New York dated as of May 1, 1990. (Exhibit to CG&E's June 30, 1990, Form 10-Q in File No. 1-1232.)

  4-j *Thirty-first Supplemental Indenture between CG&E and The Bank of New York dated as of December 1, 1990. (Exhibit to CG&E's 1990 Form 10-K in File No. 1-1232.)

  4-k                     *Thirty-second Supplemental Indenture
                          between CG&E and The Bank of New York dated as of December 15, 1991. (Exhibit to CG&E's Registration Statement No. 33-45115.)

  4-l *Thirty-third Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992. (Exhibit to CG&E's
                          Registration Statement No. 33-53578.)

  4-m                     *Thirty-fourth Supplemental Indenture
                          between CG&E and The Bank of New York dated as of October 1, 1993. (Exhibit to CG&E's September 30, 1993, Form 10-Q in File No. 1-1232.)

  Exhibit
Designation                             Nature of Exhibit

  4-n *Thirty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of January 1, 1994. (Exhibit to CG&E's
                          Registration Statement No. 33-52335.)

  4-o *Thirty-sixth Supplemental Indenture between CG&E and The Bank of New York dated as of February 15, 1994. (Exhibit to CG&E's
                          Registration Statement No. 33-52335.)

  4-p *Loan Agreement between CG&E and County of Boone, Kentucky dated as of February 1,
                          1985.  (Exhibit to CG&E's 1984 Form 10-K in
                          File No. 1-1232.)

  4-q *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

  4-r *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

  4-s *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

  4-t *Repayment Agreement between CG&E and The Dayton Power and Light Company dated as of December 23, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

  4-u *Loan Agreement between CG&E and State of Ohio Water Development Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

  4-v *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

  4-w *Loan Agreement between CG&E and County of Boone, Kentucky dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

  Exhibit
Designation                             Nature of Exhibit

  4-x *Original Indenture (First Mortgage Bonds) between The Union Light, Heat and Power Company (ULH&P) and The Bank of New York dated as of February 1, 1949. (Exhibit to ULH&P's Registration Statement No. 2-7793.)

  4-y *Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967. (Exhibit to CG&E's Registration Statement No. 2-60961.)

  4-z *Seventh Supplemental Indenture between ULH&P and The Bank of New York dated as of October 1, 1973. (Exhibit to CG&E's Registration Statement No. 2-60961.)

  4-aa *Eighth Supplemental Indenture between ULH&P and The Bank of New York dated as of December 1, 1978. (Exhibit to CG&E's
                          Registration Statement No. 2-63591.)

  4-bb *Tenth Supplemental Indenture between ULH&P and The Bank of New York dated as of July 1, 1989. (Exhibit to CG&E's June 30, 1989, Form 10-Q in File No. 1-1232.)

  4-cc *Eleventh Supplemental Indenture between ULH&P and The Bank of New York dated as of June 1, 1990. (Exhibit to CG&E's June 30, 1990, Form 10-Q in File No. 1-1232.)

  4-dd                    *Twelfth Supplemental Indenture between
                          ULH&P and The Bank of New York dated as of November 15, 1990. (Exhibit to ULH&P's 1990 Form 10-K in File No. 2-7793.)

  4-ee *Thirteenth Supplemental Indenture between ULH&P and The Bank of New York dated as of August 1, 1992. (Exhibit to ULH&P's 1992 Form 10-K in File No. 2-7793.)

  10-a *+Supplemental Executive Retirement Income Plan between CG&E and certain executive officers. (Exhibit to CG&E's 1988 Form 10-K in File No. 1-1232.)

  10-b *+Amendment to Supplemental Executive Retirement Income Plan between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in File No 1-1232.)

   Exhibit
Designation                              Nature of Exhibit

 10-c *+Executive Severance Agreement between CG&E and certain executive officers. (Exhibit to CG&E's 1989 Form 10-K in File No. 1-1232.)

 10-d *+Amendment to Executive Severance Agreement between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

 10-e *+Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, CINergy Corp. (an Ohio corporation), CINergy Corp. (CINergy) (a Delaware corporation), PSI Resources, Inc., PSI Energy, Inc., and Jackson H. Randolph. (Exhibit to CINergy's 1994 Form 10-K in File No. 1-11377.)

 10-f *+Amended and Restated Employment Agreement dated July 2, 1993 among PSI Resources, Inc., PSI Energy, Inc., CG&E, CINergy, CINergy Sub, Inc., and James E. Rogers, Jr. (Exhibit to CINergy's Amendment No. 3 to CINergy's Form S-4, filed October 8, 1993.)

 10-g *+Employment Agreement dated January 1, 1995, among CINergy, CG&E, CINergy Services, Inc., CINergy Investments, Inc., PSI Energy, Inc., and William J. Grealis. (Exhibit to CINergy's 1994 Form 10-K in File No. 1-11377.)

 10-h *Text of Settlement Agreement dated October 27, 1993, by and among PSI Resources, Inc., PSI Energy, Inc., CG&E, CINergy, IPALCO Enterprises, Inc., Indianapolis Power & Light Company, James E. Rogers, John R. Hodowal, and Ramon L. Humke (together with the exhibits and schedules thereto). (Exhibit to PSI Resources, Inc.'s Form 8-K, dated October 27, 1993.)

 21                       Not Applicable.

 23                       Consent of Independent Public Accountants.

 27                       Financial Data Schedule (included in
                          electronic submission only).
__________________

+      Management contract, compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                                              THE CINCINNATI GAS AND ELECTRIC COMPANY
                                                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                               FOR THE YEAR ENDED DECEMBER 31, 1994

                 Col. A                        Col. B             Col. C                     Col. D              Col. E
                                                                 Additions                 Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $   14 906    $ 25 598      $ 15 010      $ 46 515       $ -      $    8 999
  Accumulated Depreciation                    1 472 313     169 607         4 374        32 789 1/      -       1 613 505

Other Accumulated Provisions
  Deferred Income Taxes 2/                   $  733 224    $  8 616      $ (5 948)     $(11 168)      $ -      $  747 060
  Accrued Pension and Other
    Postretirement Benefit Costs                 71 856      26 566         5 243         1 411         -         102 254
  Environmental Liability                         8 000        -              750          -            -           8 750
  Injuries & Damages                                474       5 512          -            5 215         -             771
  Other                                          14 038       8 190           380           519         -          22 089

                                             $  827 592    $ 48 884      $    425      $(4 023)       $ -      $  880 924

  _1/         Includes property retired at original cost or estimated original cost less the net cost of removal.

  _2/         See Notes 1(j) and 12 of the "Notes to Consolidated Financial Statements" in "Item 8.  Financial Statements and
              Supplementary Data" for further information with respect to deferred income taxes.

                                                                              THE CINCINNATI GAS AND ELECTRIC COMPANY
                                                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                               FOR THE YEAR ENDED DECEMBER 31, 1993

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created         Other     Period
                                                                           (in thousands)

Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $   12 114    $ 19 801      $  1 032      $18 041        $  -     $   14 906
  Accumulated Depreciation                    1 362 468     150 521         4 435       28 022 1/      17 089   1 472 313

Other Accumulated Provisions
  Deferred Income Taxes 2/                   $  307 139    $ 45 630      $396 307      $15 852        $  -     $  733 224
  Accrued Pension and Other
    Postretirement Benefit Costs                 59 162      10 309         5 466        3 081           -         71 856
  Environmental Liability                         5 000       3 000          -            -              -          8 000
  Injuries & Damages                              1 078       5 034          -           5 638           -            474
  Other                                           4 601       9 175           679          417           -         14 038

                                             $  376 980    $ 73 148      $402 452      $24 988        $  -     $  827 592

  _1/         Includes property retired at original cost or estimated original cost less the net cost of removal.

  _2/         See Notes 1(j) and 12 of the "Notes to Consolidated Financial Statements" in "Item 8.  Financial Statements and
              Supplementary Data" for further information with respect to deferred income taxes.

                                                                              THE CINCINNATI GAS AND ELECTRIC COMPANY
                                                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                                               FOR THE YEAR ENDED DECEMBER 31, 1992

                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $   12 003    $ 18 143      $   989       $19 021        $ -      $   12 114
  Accumulated Depreciation                    1 249 046     140 529        4 447        31 554 1/       -       1 362 468

Other Accumulated Provisions
  Deferred Income Taxes 2/                   $  246 056    $ 80 074      $   586       $19 577        $ -      $  307 139
  Accrued Pension and Other
    Postretirement Benefit Costs                 25 012       5 495       28 655          -             -          59 162
  Environmental Liability                          -          5 000         -             -             -           5 000
  Injuries & Damages                              1 572      10 275         -           10 769          -           1 078
  Other                                           3 613       1 301         -              313          -           4 601

                                             $  276 253    $102 145      $29 241       $30 659        $ -      $  376 980

  _1/         Includes property retired at original cost or estimated original cost less the net cost of removal.

  _2/         See Notes 1(j) and 12 of the "Notes to Consolidated Financial Statements" in "Item 8.  Financial Statements and
              Supplementary Data" for further information with respect to deferred income taxes.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        THE CINCINNATI GAS & ELECTRIC COMPANY
Dated:  March 28, 1995                                Registrant


                                     By          Jackson H. Randolph
                                                       Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        Signature                          Title                     Date

    James E. Rogers           Vice Chairman, Chief Operating    March 28, 1995
                                   Officer and Director

    George H. Stinson             President and Director        March 28, 1995


    J. Wayne Leonard             Group Vice President and       March 28, 1995
                                 Chief Financial Officer
                              (Principal Financial Officer)

   Jackson H. Randolph      Chairman, Chief Executive Officer   March 28, 1995
                                       and Director
                              (Principal Executive Officer)

    Charles J. Winger                 Comptroller               March 28, 1995
                             (Principal Accounting Officer)