Form 10-Q
period 1995-03-31
CINCINNATI GAS & ELECTRIC CO
filed 1995-05-15
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C. 20549


                          FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1995

	OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from               to

Commission File Number 1-1232


                      THE CINCINNATI GAS & ELECTRIC COMPANY
             (Exact name of registrant as specified in its charter)


		      OHIO 	  		                     31-0240030
	(State or other jurisdiction of	            (I.R.S. Employer
	 incorporation or organization)	           Identification No.)


	139 East Fourth Street
	Cincinnati, Ohio 45202
	(Address of principal executive offices)

                Registrant`s telephone number:  (513) 381-2000


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X    No
                                               -----     ----



  As of April 30, 1995, 89,663,086 shares of Common Stock, par value $8.50 per share, were outstanding, all of which were held by CINergy Corp.

             THE CINCINNATI GAS & ELECTRIC COMPANY

                   TABLE OF CONTENTS

Item
Number

        PART I.  FINANCIAL INFORMATION


  1    Consolidated Financial Statements
         Consolidated Balance Sheets
         Consolidated Statements of Income (Loss)
         Consolidated Statements of Changes in Common
           Stock Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations

        PART II.  OTHER INFORMATION


  4    Submission of Matters to a Vote of Security Holders
  6    Exhibits and Reports on Form 8-K
       Signatures

              THE CINCINNATI GAS & ELECTRIC COMPANY
                  CONSOLIDATED BALANCE SHEETS

ASSETS


                                                   March 31     December 31
                                                     1995           1994
                                                  (unaudited)
                                                    (dollars in thousands)

Utility Plant - original cost
  In service
    Electric. . . . . . . . . . . . . . . . .     $4 518 906     $4 502 840
    Gas . . . . . . . . . . . . . . . . . . .        654 905        645 602
    Common. . . . . . . . . . . . . . . . . .        185 812        185 718
                                                   5 359 623      5 334 160
  Accumulated depreciation. . . . . . . . . .      1 641 508      1 613 505
                                                   3 718 115      3 720 655

  Construction work in progress . . . . . . .         74 993         74 989
      Total utility plant . . . . . . . . . .      3 793 108      3 795 644

Current Assets
  Cash and temporary cash investments . . . .         16 063         52 516
  Restricted deposits . . . . . . . . . . . .             99             98
  Accounts receivable less accumulated
    provision of $10,348,000 at March 31,
    1995 and $8,999,000 at December 31, 1994
    for doubtful accounts . . . . . . . . . .        252 592        269 020
  Materials, supplies, and fuel - at average
    cost
      Fuel for use in electric production . .         43 183         42 167
      Gas stored for current use. . . . . . .         12 166         31 284
      Other materials and supplies. . . . . .         57 099         57 864
  Property taxes applicable to subsequent
    year. . . . . . . . . . . . . . . . . . .        114 465        112 420
  Prepayments and other . . . . . . . . . . .         36 151         31 327
                                                     531 818        596 696

Other Assets
  Regulatory assets
    Post-in-service carrying costs and
      deferred operating expenses . . . . . .        153 433        155 138
    Phase-in deferred return and
      depreciation. . . . . . . . . . . . . .        103 076        100 943
    Deferred demand-side management costs . .         12 141         10 002
    Amounts due from customers - income
      taxes . . . . . . . . . . . . . . . . .        370 293        381 380
    Deferred merger costs . . . . . . . . . .         16 721         12 013
    Unamortized costs of reacquiring debt . .         34 841         33 426
    Other . . . . . . . . . . . . . . . . . .         43 243         55 987
  Other . . . . . . . . . . . . . . . . . . .         46 724         40 436
                                                     780 472        789 325

                                                  $5 105 398     $5 181 665

The accompanying notes are an integral part of these consolidated financial statements.

                    THE CINCINNATI GAS & ELECTRIC COMPANY

CAPITALIZATION AND LIABILITIES


                                                       March 31     December 31
                                                         1995           1994
                                                      (unaudited)
                                                        (dollars in thousands)

Common Stock Equity
  Common stock - $8.50 par value;
    authorized shares - 120,000,000;
    outstanding shares - 89,663,086 at
    March 31, 1995 and December 31, 1994. . . . .     $  762 136     $  762 136
  Paid-in capital . . . . . . . . . . . . . . . .        337 874        337 874
  Retained earnings . . . . . . . . . . . . . . .        453 174        432 962
      Total common stock equity . . . . . . . . .      1 553 184      1 532 972

Cumulative Preferred Stock
  Not subject to mandatory redemption . . . . . .         80 000         80 000
  Subject to mandatory redemption . . . . . . . .        210 000        210 000

Long-term Debt. . . . . . . . . . . . . . . . . .      1 638 860      1 837 757
      Total capitalization. . . . . . . . . . . .      3 482 044      3 660 729

Current Liabilities
  Long-term debt due within one year. . . . . . .        114 000           -
  Notes payable . . . . . . . . . . . . . . . . .          1 000         14 500
  Accounts payable. . . . . . . . . . . . . . . .         90 273        120 817
  Accrued taxes . . . . . . . . . . . . . . . . .        248 672        227 651
  Accrued interest. . . . . . . . . . . . . . . .         38 243         31 902
  Other . . . . . . . . . . . . . . . . . . . . .         38 035         32 658
                                                         530 223        427 528

Other Liabilities
  Deferred income taxes . . . . . . . . . . . . .        734 844        747 060
  Unamortized investment tax credits  . . . . . .        133 894        135 417
  Accrued pension and other postretirement
    benefit costs . . . . . . . . . . . . . . . .        106 591        102 254
  Other . . . . . . . . . . . . . . . . . . . . .        117 802        108 677
                                                       1 093 131      1 093 408


                                                      $5 105 398     $5 181 665

                                     THE CINCINNATI GAS & ELECTRIC COMPANY
                                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                                  (unaudited)

                                                                Quarter Ended         Twelve Months Ended
                                                                  March 31                  March 31
                                                               1995      1994          1995          1994
                                                                           (in thousands)

Operating Revenues
  Electric . . . . . . . . . . . . . . . . . . . . . . . .  $349 956   $333 390    $1 362 353    $1 315 002
  Gas. . . . . . . . . . . . . . . . . . . . . . . . . . .   175 211    229 151       388 458       505 804
                                                             525 167    562 541     1 750 811     1 820 806

Operating Expenses
  Fuel used in electric production . . . . . . . . . . . .    84 073     81 881       327 662       335 552
  Gas purchased. . . . . . . . . . . . . . . . . . . . . .    94 493    142 025       200 761       300 399
  Purchased and exchanged power. . . . . . . . . . . . . .    10 505      7 314        24 123        21 369
  Other operation. . . . . . . . . . . . . . . . . . . . .    68 922     68 635       336 317       266 486
  Maintenance. . . . . . . . . . . . . . . . . . . . . . .    23 533     25 942       104 401       113 731
  Depreciation . . . . . . . . . . . . . . . . . . . . . .    39 537     38 769       157 444       153 664
  Post-in-service deferred operating expenses - net. . . .       823        823         3 290        (2 894)
  Phase-in deferred depreciation . . . . . . . . . . . . .      -        (1 313)         (848)       (6 662)
  Income taxes . . . . . . . . . . . . . . . . . . . . . .    43 346     42 444       105 030       117 197
  Taxes other than income taxes. . . . . . . . . . . . . .    50 656     49 933       198 104       186 059
                                                             415 888    456 453     1 456 284     1 484 901

Operating Income . . . . . . . . . . . . . . . . . . . . .   109 279    106 088       294 527       335 905

Other Income and Expenses - Net
  Allowance for equity funds used during construction. . .       596        458         2 109         2 638
  Post-in-service carrying costs . . . . . . . . . . . . .      -          -             -            8 100
  Phase-in deferred return . . . . . . . . . . . . . . . .     2 134      7 621         9 864        31 290
  Write-off of a portion of Zimmer Station . . . . . . . .      -          -             -         (234 844)
  Income taxes
    Related to the write-off of a portion of
      Zimmer Station . . . . . . . . . . . . . . . . . . .      -          -             -           12 085
    Other. . . . . . . . . . . . . . . . . . . . . . . . .     1 207      1 856         5 970         9 914
  Other - net. . . . . . . . . . . . . . . . . . . . . . .       965         15        (5 776)       (9 013)
                                                               4 902      9 950        12 167      (179 830)

Income Before Interest . . . . . . . . . . . . . . . . . .   114 181    116 038       306 694       156 075

Interest
  Interest on long-term debt . . . . . . . . . . . . . . .    37 111     39 623       147 874       157 594
  Other interest . . . . . . . . . . . . . . . . . . . . .       826        881         2 776         2 576
  Allowance for borrowed funds used during construction. .      (980)      (657)       (3 300)       (3 161)
                                                              36 957     39 847       147 350       157 009

Net Income (Loss). . . . . . . . . . . . . . . . . . . . .    77 224     76 191       159 344          (934)

Preferred Dividend Requirement . . . . . . . . . . . . . .     5 362      6 290        21 449        25 160

Net Income (Loss) Applicable To Common Stock . . . . . . .  $ 71 862   $ 69 901    $  137 895    $  (26 094)

The accompanying notes are an integral part of these consolidated financial statements.

                          THE CINCINNATI GAS & ELECTRIC COMPANY
                   CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                        (unaudited)

                                                Common     Paid-in     Retained      Total Common
                                                 Stock     Capital     Earnings      Stock Equity
                                                          (dollars in thousands)

Quarter Ended March 31, 1995

  Balance January 1, 1995. . . . . . . . . .   $762 136    $337 874    $ 432 962      $1 532 972
  Net income . . . . . . . . . . . . . . . .                              77 224          77 224
  Dividends on preferred stock . . . . . . .                              (5 362)         (5 362)
  Dividends on common stock. . . . . . . . .                             (51 650)        (51 650)

  Balance March 31, 1995 . . . . . . . . . .   $762 136    $337 874    $ 453 174      $1 553 184

Quarter Ended March 31, 1994

  Balance January 1, 1994. . . . . . . . . .   $748 528    $314 218    $ 456 511      $1 519 257
  Net income . . . . . . . . . . . . . . . .                              76 191          76 191
  Issuance of 436,286 shares of
    common stock . . . . . . . . . . . . . .      3 708       7 384                       11 092
  Common stock issuance expense. . . . . . .                     (9)                          (9)
  Dividends on preferred stock . . . . . . .                              (6 290)         (6 290)
  Dividends on common stock. . . . . . . . .                             (37 899)        (37 899)

  Balance March 31, 1994 . . . . . . . . . .   $752 236    $321 593    $ 488 513      $1 562 342

Twelve Months Ended March 31, 1995

  Balance April 1, 1994. . . . . . . . . . .   $752 236    $321 593    $ 488 513      $1 562 342
  Net income . . . . . . . . . . . . . . . .                             159 344         159 344
  Issuance of 1,164,717 shares of
    common stock . . . . . . . . . . . . . .      9 900      15 758                       25 658
  Common stock issuance expense. . . . . . .                    (30)                         (30)
  Dividends on preferred stock . . . . . . .                             (21 449)        (21 449)
  Dividends on common stock. . . . . . . . .                            (172 721)       (172 721)
  Other. . . . . . . . . . . . . . . . . . .                    553         (513)             40

  Balance March 31, 1995 . . . . . . . . . .   $762 136    $337 874    $ 453 174      $1 553 184

Twelve Months Ended March 31, 1994

  Balance April 1, 1993. . . . . . . . . . .   $738 147    $292 043    $ 662 545      $1 692 735
  Net income . . . . . . . . . . . . . . . .                                (934)           (934)
  Issuance of 1,657,590 shares of
    common stock . . . . . . . . . . . . . .     14 089      29 566                       43 655
  Common stock issuance expense. . . . . . .                    (16)                         (16)
  Dividends on preferred stock . . . . . . .                             (25 160)        (25 160)
  Dividends on common stock. . . . . . . . .                            (147 938)       (147 938)

  Balance March 31, 1994 . . . . . . . . . .   $752 236    $321 593    $ 488 513      $1 562 342

The accompanying notes are an integral part of these consolidated financial statements.

                              THE CINCINNATI GAS & ELECTRIC COMPANY
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (unaudited)

                                                             Quarter Ended             Twelve Months Ended
                                                                March 31                    March 31
                                                           1995          1994          1995          1994
                                                                           (in thousands)

OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . .  $  77 224     $  76 191      $ 159 344     $    (934)
  Items providing (using) cash currently:
    Depreciation. . . . . . . . . . . . . . . . . . .     39 537        38 769        157 444       153 664
    Deferred income taxes and investment tax
      credits - net . . . . . . . . . . . . . . . . .     (2 056)          652         10 972        33 772
    Allowance for equity funds used during
      construction. . . . . . . . . . . . . . . . . .       (596)         (458)        (2 109)       (2 638)
    Deferred gas and electric fuel costs - net. . . .      6 984         7 604        (10 891)       (7 469)
    Regulatory assets
      Post-in-service and phase-in cost deferrals . .     (1 311)       (8 111)        (7 422)      (48 946)
      Deferred merger costs . . . . . . . . . . . . .     (4 709)       (4 370)           620       (11 722)
      Other . . . . . . . . . . . . . . . . . . . . .      9 205         2 686         (1 372)        5 779
    Write-off of a portion of Zimmer Station. . . . .       -             -              -          234 844
    Changes in current assets and current
      liabilities
        Restricted deposits . . . . . . . . . . . . .         (1)           25             (4)          136
        Accounts receivable . . . . . . . . . . . . .     16 428        (8 613)        68 186       (28 654)
        Materials, supplies, and fuel . . . . . . . .     18 867        43 148         (3 079)       20 012
        Accounts payable. . . . . . . . . . . . . . .    (30 544)      (31 242)        (7 395)       (6 242)
        Accrued taxes and interest. . . . . . . . . .     27 362        24 088         11 485         8 983
    Other items - net . . . . . . . . . . . . . . . .      2 997         1 793         88 843        20 462
        Net cash provided by (used in)
          operating activities. . . . . . . . . . . .    159 387       142 162        464 622       371 047

FINANCING ACTIVITIES
  Issuance of common stock. . . . . . . . . . . . . .       -           11 083         25 628        43 639
  Issuance of long-term debt. . . . . . . . . . . . .       -          311 957           -          608 957
  Retirement of preferred stock . . . . . . . . . . .       -             -           (40 400)         -
  Redemption of long-term debt. . . . . . . . . . . .    (87 462)     (313 247)       (87 737)     (607 689)
  Change in short-term debt . . . . . . . . . . . . .    (13 500)      (17 500)       (12 500)        9 425
  Dividends on preferred stock. . . . . . . . . . . .     (5 362)       (6 290)       (21 449)      (25 160)
  Dividends on common stock . . . . . . . . . . . . .    (51 650)      (37 899)      (172 721)     (147 938)
        Net cash provided by (used in)
          financing activities. . . . . . . . . . . .   (157 974)      (51 896)      (309 179)     (118 766)

INVESTING ACTIVITIES
  Construction expenditures (less allowance for
    equity funds used during construction). . . . . .    (35 727)      (34 956)      (190 725)     (197 513)
  Deferred demand-side management costs . . . . . . .     (2 139)       (1 423)        (7 112)       (4 380)
        Net cash provided by (used in)
          investing activities. . . . . . . . . . . .    (37 866)      (36 379)      (197 837)     (201 893)

Net increase (decrease) in cash and
  temporary cash investments. . . . . . . . . . . . .    (36 453)       53 887        (42 394)       50 388
Cash and temporary cash investments at
  beginning of period . . . . . . . . . . . . . . . .     52 516         4 570         58 457         8 069
Cash and temporary cash investments at
  end of period . . . . . . . . . . . . . . . . . . .  $  16 063     $  58 457      $  16 063     $  58 457

The accompanying notes are an integral part of these consolidated financial statements.

                 THE CINCINNATI GAS & ELECTRIC COMPANY
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	These Consolidated Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of The Cincinnati Gas & Electric Company (CG&E), a subsidiary of CINergy
Corp., for a fair presentation of the interim results. These statements should be read in conjunction with CG&E`s 1994 Annual Report on Form 10-K (1994 Form 10-K) (Commission File Number 1-1232). Certain amounts in the
1994 Consolidated Financial Statements have been reclassified to conform to the 1995 presentation.

2.	As previously discussed in the 1994 Form 10-K, CG&E redeemed $59 million principal amount of its 9.70% first mortgage bonds (due June 15, 2019) on April 30, 1995, and $55 million principal amount of its 10 1/8% first mortgage bonds (due May 1, 2020) on May 1, 1995. Additionally, $41 million principal amount of the 9.70% first mortgage bonds and $45 million principal amount of the 10 1/8% first mortgage bonds were retired on March
31, 1995.

	The Union Light, Heat and Power Company (ULH&P), a subsidiary of CG&E, announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the Maintenance and Replacement Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

3.	CG&E and ULH&P filed registration statements with the Securities and
Exchange Commission (SEC) under the Securities Act of 1933, which became effective on May 3, 1995, with respect to the issuance of up to $500 million and $55 million, respectively, of unsecured debt. Approval has been received from the Public Utilities Commission of Ohio and the SEC under the Public Utility Holding Company Act of 1935 (PUHCA), with respect to the unsecured debt to be issued by CG&E. Applications are pending before the Kentucky Public Service Commission and the SEC under PUHCA with respect to the unsecured debt to be issued by ULH&P.

                   THE CINCINNATI GAS & ELECTRIC COMPANY
              MANAGEMENT`S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Regulatory Matters

On March 29, 1995, the Federal Energy Regulatory Commission (FERC) issued a Notice of Proposed Rulemaking (MEGA-NOPR) on Open Access, which is another step in the transition towards potentially full-scale competition in the electric utility industry. The MEGA-NOPR is essentially the electric industry`s equivalent of the FERC`s Order 636 applicable to the natural gas industry. The MEGA-NOPR as proposed would, among other things, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the tariffs for their own bulk power transactions, establish an electronic bulletin board, and establish a contract-based approach to stranded costs. A final order could be issued by the end of 1995. CINergy Corp., the parent company of The Cincinnati Gas & Electric Company (CG&E or Company), is currently evaluating its position with respect to the provisions of the MEGA-NOPR and the potential effects upon the Company if ultimately adopted.

CAPITAL REQUIREMENTS

As previously discussed in the 1994 Annual Report on Form 10-K, CG&E redeemed $59 million principal amount of its 9.70% first mortgage bonds (due June 15, 2019) on April 30, 1995, and $55 million principal amount of its 10 1/8% first mortgage bonds (due May 1, 2020) on May 1, 1995. Additionally, $41 million principal amount of the 9.70% first mortgage bonds and $45 million principal amount of the 10 1/8% first mortgage bonds were retired on March 31, 1995.

The Union Light, Heat and Power Company (ULH&P), a subsidiary of CG&E, announced its intention to redeem $5 million principal amount of its 10.25% first mortgage bonds (due June 1, 2020) at par with cash deposited in the Maintenance and Replacement Fund, and to redeem the remaining amount of such bonds at the redemption price of 107.34% on June 1, 1995.

CAPITAL RESOURCES

CG&E and ULH&P filed registration statements with the Securities and Exchange Commission (SEC) under the Securities Act of 1933, which became effective on May 3, 1995, with respect to the issuance of up to $500 million and $55 million, respectively, of unsecured debt. Approval has been received from the Public Utilities Commission of Ohio (PUCO) and the SEC under the Public Utility Holding Company Act of 1935 (PUHCA), with respect to the unsecured debt to be issued by CG&E. Applications are pending before the Kentucky Public Service Commission and the SEC under PUHCA with respect to the unsecured debt to be issued by ULH&P.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1995

Kilowatt-hour Sales

Kilowatt-hour (kwh) sales for the quarter ended March 31, 1995, increased 6.6% over the same period of 1994, due in large part to non-firm power sales for resale reflecting third party short-term power sales to other utilities. Also contributing to the total kwh sales levels were increased retail sales to commercial and industrial customers. Higher commercial sales resulted from an increase in the average number of commercial customers. Increased industrial sales reflect growth in the primary metals and chemicals sectors. A decrease in domestic sales volumes resulted from the milder weather experienced during the first quarter of 1995 and led to a decrease in total retail sales.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first quarter of 1995 decreased 4.3% as compared to the first quarter of 1994. Warmer weather during the winter heating season led to decreases in gas sales to domestic and commercial customers. These decreases were partially offset by increases in the average number of both domestic and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by the Company. The increase in these transportation volumes, which was over twice the decrease in industrial sales, was primarily as a result of growth in the primary metals, paper products, and chemicals sectors.

Revenues

Electric Operating Revenues

Electric operating revenues increased $17 million (5.0%) for the quarter ended March 31, 1995, over the comparable period of 1994. This increase primarily reflects the higher kwh sales associated with non-firm power sales for resale to other utilities. Also contributing to the increase was the implementation in May 1994 of the final increase of a three-year retail rate phase-in plan that was ordered by the PUCO in May 1992 (May 1992 Order).

An analysis of electric operating revenues is shown below:

                                            Quarter
                                         Ended March 31
                                         (in millions)

Operating revenues - March 31, 1994           $333
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                       7
    Sales for Resale
      Non-firm power transactions                3
  Total change in price per kwh                 10

  Kwh sales
    Retail                                      (3)
    Sales for Resale
      Non-firm power transactions               10
  Total change in kwh sales                      7

Operating revenues - March 31, 1995           $350

Gas Operating Revenues

Gas operating revenues declined $54 million (23.5%) in the first quarter of 1995 when compared to the same period last year. This decrease was primarily a result of the previously mentioned changes in gas sales volumes and the operation of fuel adjustment clauses reflecting a decline in the average cost of gas purchased for the period. In addition, an increase in the relative volume of gas transported to gas sold, as previously discussed, contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs by the Company. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs increased $2 million (2.7%) for the quarter as compared to last year. An analysis of these fuel costs is shown below:

                                             Quarter
                                         Ended March 31
                                          (in millions)

Fuel expense - March 31, 1994                  $82
Increase (Decrease) due to change in:
  Price of fuel                                 (3)
  Kwh generation                                 5

Fuel expense - March 31, 1995                  $84

Gas Purchased

Gas purchased for the quarter decreased $48 million (33.5%) when compared to the same period last year mainly reflecting decreases in the average cost per Mcf of gas purchased of 22.9% and in volumes purchased of 13.7%.

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended March 31, 1995, increased $3 million (43.6%) over the comparable period of 1994. This increase primarily reflects power received from other utilities in connection with increased non-firm power sales for resale.

Maintenance

The $2 million (9.3%) decrease in maintenance expense for the first quarter of 1995 as compared to the same period of 1994 is due to reduced maintenance on electric generating units, electric distribution facilities, and gas production facilities.

Other Income and Expenses - Net

Phase-in Deferred Return

Phase-in deferred return decreased $5 million (72.0%) for the quarter ended 1995 from the comparable period of 1994 as a result of implementing the final increase of a three-year rate phase-in plan, as previously mentioned.

Interest

Interest charges decreased $3 million (7.3%) for the three months ended March 31, 1995, from the same period of 1994 primarily due to the refinancing of $305 million of long-term debt during the first quarter of 1994.

 Preferred Dividend Requirement

The decrease in CG&E`s preferred dividend requirement of $.9 million (14.8%) for the quarter ended March 31, 1995, from the same period of 1994 was due to the early redemption on April 1, 1994, of 400,000 shares of $100 par value cumulative preferred stock (9.28% Series).

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MARCH 31, 1995

Kilowatt-hour Sales

Kwh sales for the twelve months ended March 31, 1995, remained virtually unchanged, increasing .1% over the same period of 1994. An increase in non-firm power sales for resale associated with power sales to other utilities more than offset a small decline in retail sales attributable to milder weather during the first quarter of 1995 and the second half of 1994. An increase in the average number of domestic customers partially offset a decline in domestic sales, whereas commercial sales increased due to an increase in the average number of customers. Increased industrial sales resulted from growth in the primary metals, chemicals, and non-electrical machinery sectors.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended March 31, 1995, decreased 6.2% when compared to the twelve months ended March 31, 1994. Warmer weather during the winter heating season led to decreases in gas sales to domestic and commercial customers. The decreased sales to domestic and commercial customers were partially offset by an increase in the average number of both domestic and commercial customers. Industrial sales decreased as industrial customers continued the previously mentioned shift in demand toward transportation services. This increase in Mcf transported was nearly three times the decrease in industrial sales, primarily as a result of growth in the primary metals, food products, and chemicals sectors.

Revenues

Electric Operating Revenues

Electric operating revenues increased $47 million (3.6%) for the twelve months ended March 31, 1995, over the same period last year. This increase primarily reflects three electric retail rate increases granted by the PUCO. Increases in May 1993 and May 1994 were related to the phase-in plan included in the May 1992 Order and the third increase was effective in August 1993 pursuant to a PUCO order (August 1993 Order). The previously discussed increase in non-firm power sales for resale also contributed to the increase.

 An analysis of electric operating revenues is shown below:

                                         Twelve Months
                                         Ended March 31
                                         (in millions)

Operating revenues - March 31, 1994          $1 315
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                       44
    Sales for resale
      Non-firm power transactions                 5
  Total change in price per kwh                  49

  Kwh sales
    Retail                                       (4)
    Sales for resale
      Non-firm power transactions                 2
  Total change in kwh sales                      (2)

Operating revenues - March 31, 1995          $1 362

Gas Operating Revenues

Gas operating revenues declined $117 million (23.2%) for the twelve months ended March 31, 1995, when compared to the same period last year. This decrease was primarily a result of the previously mentioned changes in gas sales volumes and the operation of fuel adjustment clauses reflecting a decline in the average cost of gas purchased for the period. In addition, an increase in relative volume of gas transported to gas sold, as previously discussed, contributed to the decrease. Providing transportation services does not necessitate the recovery of gas purchased costs by the Company. Consequently, the revenue per Mcf transported is below the revenue per Mcf sold.

Operating Expenses

Fuel Used in Electric Production

Electric fuel costs, the Company's largest annual operating expense, decreased $8 million (2.4%) for the twelve month period as compared to last year. An analysis of these fuel costs is shown below:

                                         Twelve Months
                                         Ended March 31
                                         (in millions)

Fuel expense - March 31, 1994                 $336
Increase (Decrease) due to change in:
  Price of fuel                                 (9)
  Kwh generation                                 1

Fuel expense - March 31, 1995                 $328


 Gas Purchased

Gas purchased for the twelve month period ended March 31, 1995, decreased $100 million (33.2%) from the same period last year mainly reflecting decreases in the average cost per Mcf of gas purchased of 20.5% and in volumes purchased of 15.9%.

Purchased and Exchanged Power

Purchased and exchanged power for the twelve month period ended March 31, 1995, increased $3 million (12.9%) over the comparable period of 1994. This increase primarily reflects power received from other utilities in connection with increased non-firm power sales for resale.

Other Operation

Increased other operation expenses of $70 million (26.2%) for the twelve months ended March 31, 1995, over the same period of 1994 were due to a number of factors. The primary factor contributing to the increase was the recognition of $52 million of nonrecurring charges for merger-related costs and other expenditures which the Company does not expect to recover from customers due to various rate settlements. Additionally, increased electric production, transmission, and distribution expenses contributed to the increase.

Maintenance

The $9 million (8.2%) decrease in maintenance expenses for the twelve months ended March 31, 1995, as compared to the same period of 1994 was due to decreased maintenance on electric generating units, electric distribution facilities, and gas production facilities.

Depreciation

Depreciation expense increased $4 million (2.5%) for the twelve month period ended March 31, 1995, over the comparable period ended March 31, 1994. This increase primarily reflects additions to wholly-owned electric utility plant and gas utility plant. Also, a full year's amortization of deferred post-in-service carrying costs on the Wm. H. Zimmer (Zimmer) and Woodsdale (Woodsdale) Generating Stations added to the increase. CG&E began amortizing these costs over the estimated useful life of the applicable generating station in accordance with the August 1993 Order.

Post-in-service Deferred Operating Expenses - Net

The $6 million increase in post-in-service deferred operating expenses for the twelve months ended March 31, 1995, from the comparable period of 1994, resulted from ceasing the deferral and commencing the amortization of deferred operating expenses associated with the first five units of Woodsdale in August 1993. CG&E had deferred depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes related to these five units from the time the units began commercial operation until the effective date of new rates authorized by the August 1993 Order. The deferred expenses are being amortized over a period of 10 years.

Phase-in Deferred Depreciation

Phase-in deferred depreciation resulted from the three-year rate phase-in plan for Zimmer included in the May 1992 Order. The change of $6 million for phase-in deferred depreciation for the twelve months ended March 31, 1995, as compared to the same period of 1994 reflects discontinuance of the deferral of depreciation when the final increase of the phase-in plan became effective in May 1994.

Taxes Other than Income Taxes

Taxes other than income taxes for the twelve month period ended March 31, 1995, increased $12 million (6.5%) over the same period of 1994 primarily due to increased excise taxes. Also contributing to this increase were increased property taxes resulting from a greater investment in taxable property and higher property tax rates.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $8 million for the twelve month period ended March 31, 1995. Accrual of carrying costs on the first five units of Woodsdale ceased after the August 1993 Order which reflected Woodsdale in retail electric rates.

Phase-in Deferred Return

Phase-in deferred return decreased $21 million (68.5%) for the twelve months ended March 31, 1995, from the comparable period of 1994 as a result of implementing the final increase of the three-year rate phase-in plan in May 1994.

Write-off of a Portion of Zimmer Station

In November 1993, CG&E wrote off Zimmer costs disallowed from rates in the May 1992 Order.

Interest

Interest charges decreased $10 million (6.2%) for the twelve months ended March 31, 1995, from the same period of 1994 primarily due to the refinancing of $305 million of long-term debt during the first quarter of 1994.

Preferred Dividend Requirement

The decrease in CG&E's preferred dividend requirement of $4 million (14.7%) for the twelve months ended March 31, 1995, from the same period of 1994 was due to the early redemption on April 1, 1994, of 400,000 shares of $100 par value cumulative preferred stock (9.28% Series).

                    PART II - OTHER INFORMATION


       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The annual meeting of shareholders of The Cincinnati Gas & Electric
Company was held effective April 20, 1995.

(b)	Proxies were not solicited for the annual meeting, at which the Board of
Directors was re-elected in its entirety.

(c)	The following were unanimously re-elected at the annual meeting:

                         Jackson H. Randolph
                         James E. Rogers
                         George H. Stinson

	ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)	The following exhibit is filed herewith:

  Exhibit
Designation                            Nature of Exhibit

    27 Financial Data Schedule (included in electronic submission only).

(b)	No reports on Form 8-K were filed during the quarter ended March 31, 1995.

                               SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although The Cincinnati Gas & Electric Company (CG&E) believes that the disclosures are adequate to make the information presented not misleading. In the opinion of CG&E, these statements reflect all adjustments (which include only normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by an officer and the principal accounting officer on its behalf by the undersigned thereunto duly authorized.


                                   THE CINCINNATI GAS & ELECTRIC COMPANY
                                   -------------------------------------
                                                 Registrant



                                               J. WAYNE LEONARD
                                   -----------------------------------------
Date:  May 11, 1995                            J. Wayne Leonard
                                            Group Vice President and
                                            Chief Financial Officer



                                                CHARLES J. WINGER
                                   -----------------------------------------
Date:  May 11, 1995                             Charles J. Winger
                                           Comptroller, and Principal
                                               Accounting Officer