Form 10-K
period 1995-12-31
CINCINNATI GAS & ELECTRIC CO
filed 1996-03-28
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1995

                                      OR
( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________

 Commission        Registrant, State of Incorporation,       I.R.S. Employer
File Number           Address, and Telephone Number        Identification No.

  1-11377                     CINERGY CORP.                    31-1385023
                         (A Delaware Corporation)
                         139 East Fourth Street
                         Cincinnati, Ohio  45202
                             (513) 381-2000

  1-1232          THE CINCINNATI GAS & ELECTRIC COMPANY        31-0240030
                         (An Ohio Corporation)
                         139 East Fourth Street
                         Cincinnati, Ohio  45202
                             (513) 381-2000

  1-3543                     PSI ENERGY, INC.                  35-0594457
                         (An Indiana Corporation)
                          1000 East Main Street
                        Plainfield, Indiana  46168
                              (317) 839-9611

  2-7793         THE UNION LIGHT, HEAT AND POWER COMPANY       31-0473080
                         (A Kentucky Corporation)
                         139 East Fourth Street
                         Cincinnati, Ohio  45202
                             (513) 381-2000

Securities registered pursuant to Section 12(b) of the Act:
                                                       Name of each exchange
     Registrant            Title of each class          on which registered

Cinergy Corp.           Common Stock                   New York Stock Exchange

The Cincinnati Gas      Cumulative Preferred Stock
  & Electric Company      4%, 4 3/4%, 7 3/8%, and
                            7 7/8%                     New York Stock Exchange
                        Junior Subordinated
                          Debentures 8.28%             New York Stock Exchange

PSI Energy, Inc.        Cumulative Preferred Stock
                          4.32%, 4.16%, 6 7/8%,
                            7.15%, and 7.44%           New York Stock Exchange
                        First Mortgage Bonds
                          Series S and Y               New York Stock Exchange

The Union Light,        None
  Heat and Power
  Company

Securities registered pursuant to Section 12(g) of the Act for Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company: None

Indicate by check mark whether all registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (x)

Requirements pursuant to Item 405 of Regulation S-K are not applicable for The Union Light, Heat and Power Company.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction J(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction J(2) of Form 10-K.

As of February 29, 1996, the aggregate market values of Cinergy Corp. Common Stock and PSI Energy, Inc. Cumulative Preferred Stock held by non-affiliates were $4.7 billion and $186 million, respectively.

Cinergy Corp. is the sole owner of the Common Stock of each of PSI Energy, Inc. and The Cincinnati Gas & Electric Company. The Union Light, Heat and Power Company's Common Stock is wholly-owned by The Cincinnati Gas & Electric Company.

As of February 29, 1996, shares of Common Stock outstanding for each registrant were as listed:

              Company                                                Shares

Cinergy Corp., par value $.01 per share                            157,676,286
The Cincinnati Gas & Electric Company, par value $8.50 per share    89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share    53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share    585,333

                    DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Cinergy Corp. dated March 15, 1996, and the Information Statement of PSI Energy, Inc. dated March 27, 1996, are incorporated by reference into Part III of this report.

This combined Form 10-K is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS
 Item
Number

         Glossary of Terms
                                      PART I

  1      Business
           Organization . . . . . . . . . . . . . . . . . . . . . .
           CG&E . . . . . . . . . . . . . . . . . . . . . . . . . .
           ULH&P. . . . . . . . . . . . . . . . . . . . . . . . . .
           PSI. . . . . . . . . . . . . . . . . . . . . . . . . . .
           Investments. . . . . . . . . . . . . . . . . . . . . . .

           Services . . . . . . . . . . . . . . . . . . . . . . . .
           Customer, Sales, and Revenue Data. . . . . . . . . . . .
           Financial Information by Business Segment. . . . . . . .
           Regulation . . . . . . . . . . . . . . . . . . . . . . .
           Rate Matters . . . . . . . . . . . . . . . . . . . . . .
           Power Supply . . . . . . . . . . . . . . . . . . . . . .
           Fuel Supply. . . . . . . . . . . . . . . . . . . . . . .
           Gas Supply . . . . . . . . . . . . . . . . . . . . . . .
           Competition. . . . . . . . . . . . . . . . . . . . . . .
           Capital Requirements . . . . . . . . . . . . . . . . . .
           Environmental Matters. . . . . . . . . . . . . . . . . .
           Employees. . . . . . . . . . . . . . . . . . . . . . . .
  2      Properties . . . . . . . . . . . . . . . . . . . . . . . .
           CG&E . . . . . . . . . . . . . . . . . . . . . . . . . .
           PSI. . . . . . . . . . . . . . . . . . . . . . . . . . .
           ULH&P. . . . . . . . . . . . . . . . . . . . . . . . . .
           Other Utility Subsidiaries . . . . . . . . . . . . . . .
  3      Legal Proceedings
           Power International Litigation . . . . . . . . . . . . .
           Merger Litigation. . . . . . . . . . . . . . . . . . . .
           Shareholder Litigation . . . . . . . . . . . . . . . . .
  4      Submission of Matters to a Vote of Security Holders. . . .
         Executive Officers of the Registrant . . . . . . . . . . .

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

                              GLOSSARY OF TERMS

The following commonly used abbreviations or acronyms used in the text of this combined Form 10-K are defined below:

    TERM                                     DEFINITION


Cinergy and Certain of its Subsidiaries:

Bruwabel              Beheer-En Belegginsmaatschappij Bruwabel B.V., a
                        subsidiary of Power International

CG&E                  The Cincinnati Gas & Electric Company, an utility
                        subsidiary of Cinergy

Cinergy or Company    Cinergy Corp.

Costanera             Costanera Power Corp., a subsidiary of PSI Argentina,
                        Inc.

Enertech              Enertech Associates International, Inc., a subsidiary
                        of Investments

Investments           Cinergy Investments, Inc., a subsidiary of Cinergy

KO Transmission       KO Transmission Company, a subsidiary of CG&E

Lawrenceburg          Lawrenceburg Gas Company, an utility subsidiary of CG&E

PESCO                 Power Equipment Supply Co., a subsidiary of Investments

Power International   Power International, Inc., a subsidiary of Investments

PSI                   PSI Energy, Inc., an utility subsidiary of Cinergy

Resources             PSI Resources, Inc., PSI's previous parent holding
                        company

Services              Cinergy Services, Inc., a subsidiary of Cinergy

ULH&P                 The Union Light, Heat and Power Company, a Kentucky
                        utility subsidiary of CG&E

Wholesale Power       Wholesale Power Services, Inc., a subsidiary of
                        Investments


Certain of Cinergy's Generating Stations:

Gibson                Gibson Generating Station

Woodsdale             Woodsdale Generating Station

Zimmer                William H. Zimmer Generating Station


Certain of Cinergy's Regulatory Orders:

April 1990 Order      An IURC order issued in April 1990

August 1993 Order     A PUCO order issued in August 1993

December 1993 Order   An IURC order issued in December 1993

February 1995         An IURC order issued in February 1995
  Order

June 1987 Order       An IURC order issued in June 1987

May 1992 Order        A PUCO order issued in May 1992

Merger Order          The FERC's order approving the merger of CG&E and
                        Resources to form Cinergy


Regulatory Authorities:

CAAA                  Clean Air Act Amendments of 1990

CERCLA                Comprehensive Environmental Response, Compensation and
                        Liability Act

EPA                   The Environmental Protection Agency

FASB                  Financial Accounting Standards Board

FERC                  Federal Energy Regulatory Commission

IDEM                  Indiana Department of Environmental Management

IURC                  Indiana Utility Regulatory Commission

KPSC                  Kentucky Public Service Commission

mega-NOPR             FERC's Notice of Proposed Rulemaking Promoting Wholesale
                        Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities

Order 636             FERC order regarding gas purchases and transportation

PUCO                  Public Utilities Commission of Ohio

PUHCA                 Public Utility Holding Company Act of 1935

SEC                   Securities and Exchange Commission

Statement 71          Statement of Financial Accounting Standards No. 71,
                        Accounting for the Effects of Certain Types of Regulation

Statement 87          Statement of Financial Accounting Standards No. 87,
                        Employers' Accounting for Pensions

Statement 121         Statement of Financial Accounting Standards No.
                        121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of


Other Organizations:

AEP                   American Electric Power Company, Inc.

CFC                   National Rural Utilities Cooperative Finance
                        Corporation

East Kentucky         East Kentucky Power Cooperative, Inc.

IBEW                  International Brotherhood of Electrical Workers

IGC                   Indiana Gas Company, Inc., formerly Indiana Gas and
                        Water Company, Inc.

IMPA                  Indiana Municipal Power Agency

IPALCO                IPALCO Enterprises, Inc.

IUU                   Independent Utilities Union

Moody's               Moody's Investors Service

NIPSCO                Northern Indiana Public Service Company

RUS                   Rural Utilities Service, previously called the Rural
                        Electrification Administration

S&P                   Standard & Poor's

UCC                   The Indiana Office of the Utility Consumer Counselor

USWA                  United Steelworkers of America

WVPA                  Wabash Valley Power Association, Inc.


Miscellaneous Terms:

AFUDC                 Allowance for funds used during construction

APBO                  Accumulated Postretirement Benefit Obligation

Clean Coal Project    Wabash River Clean Coal Project, a 262-megawatt clean
                        coal power generating facility, located at PSI's Wabash River Generating Station

Committed Lines       Unsecured lines of credit

CWIP                  Construction work in progress

DSM                   Demand-side management

kwh                   Kilowatt-hour

M&R Fund              Maintenance and Replacement Fund
Mcf                   Thousand cubic feet

Merger Agreement      Amended and Restated Agreement and Plan of
                        Reorganization

Merger Costs          Merger transaction costs and costs to achieve merger
                        savings

MGP                   Manufactured gas plant

mw                    Megawatt

Non-fuel Merger       Electric non-fuel operation and maintenance expense
  Savings               savings from the merger

PRP                   Potentially Responsible Party

Stock Option Plan     Cinergy's Stock Option Plan

Uncommitted Lines     Short-term borrowings with various banks on an "as
                        offered" basis

                                    PART I

                               ITEM 1.  BUSINESS

Cinergy, CG&E, PSI, and ULH&P

Organization

Cinergy, a Delaware corporation, is a registered holding company under the PUHCA. Cinergy was created in the October 1994 merger of Resources and CG&E. The business combination was accounted for as a pooling of interests. Following the merger, Cinergy became the parent holding company of PSI, CG&E, Investments, and Services.

Cinergy's two utility subsidiaries, CG&E and PSI, account for substantially all of Cinergy's total operating revenues and Cinergy's total assets.

Cinergy, CG&E, and ULH&P

CG&E

CG&E, an Ohio corporation, is a combination electric and gas public utility company with four wholly-owned utility subsidiaries, ULH&P, Miami Power Corporation (Miami), The West Harrison Gas and Electric Company (West Harrison), and Lawrenceburg. In addition, CG&E has two wholly-owned non-utility subsidiaries, KO Transmission and Tri-State Improvement Company (Tri-State).

CG&E and its utility subsidiaries are engaged in the production, transmission, distribution, and sale of electric energy and/or the sale and transportation of natural gas in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. The area served with electricity, gas, or both covers approximately 3,000 square miles, has an estimated population of 1.8 million people, and includes the cities of Cincinnati and Middletown in Ohio, Covington and Newport in Kentucky, and Lawrenceburg in Indiana.

KO Transmission, a Kentucky corporation, will be used to acquire an interest in an interstate natural gas pipeline to which CG&E is entitled as a result of a settlement with the Columbia Gas Transmission Corp. KO Transmission will be engaged in the transportation of natural gas in interstate commerce between Kentucky and Ohio.

Tri-State, an Ohio corporation, is devoted to acquiring and holding property in Ohio, Kentucky, and Indiana for substations, electric and gas rights of way, office space, and other uses in CG&E's and its subsidiaries' utility operations.

ULH&P

ULH&P is engaged in the transmission, distribution, and sale of electric energy and/or the sale and transportation of natural gas in northern Kentucky. The area served with electricity, gas, or both covers approximately 500 square miles, has an estimated population of 292,000 people, and includes the cities of Covington and Newport in Kentucky.

Cinergy and PSI

PSI

PSI, an Indiana corporation, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. It serves an estimated population of two million people located in 69 of the state's 92 counties including the cities of Bloomington, Columbus, Kokomo, Lafayette, New Albany, and Terre Haute.

PSI Energy Argentina, Inc. (PSI Energy Argentina), a wholly-owned subsidiary of PSI and an Indiana corporation, was formed to invest in foreign utility companies. PSI Energy Argentina is a member of a multinational consortium which has controlling ownership of Edesur S.A. (Edesur). Edesur is an electricity-distribution network serving the southern half of Buenos Aires, Argentina. Edesur provides distribution services to 2.1 million customers. PSI Energy Argentina owns a small equity interest in this project and provides operating and consulting services.

South Construction Company, Inc. (South Construction), a wholly-owned subsidiary of PSI and an Indiana corporation, has been used solely to hold legal title to real estate and interests in real estate which are either not used and useful in the conduct of PSI's business (such as undeveloped real estate of PSI abutting a PSI office building) or which has some defect in title which is unacceptable to PSI. Most of the real estate to which South Construction acquires title relates to PSI's utility business.

Cinergy

Investments

Investments, a Delaware corporation, is a non-utility subholding company that was formed to operate Cinergy's non-utility businesses and interests. Investments holds the following active non-utility subsidiaries and interests, which are more fully described below: Power International, formerly Enertech, its direct subsidiary, Bruwabel, and its indirect subsidiaries, Power International s.r.o. and Power Development s.r.o.; Cinergy Resources, Inc. (Cinergy Resources), formerly CG&E Resource Marketing, Inc.; CGE ECK, Inc. (CGE ECK) and its interest in ECK s.r.o.; PSI Recycling, Inc. (Recycling); PESCO; Wholesale Power; PSI Argentina, Inc. (PSI Argentina) and its subsidiary, Costanera; Cinergy Technology, Inc. (Technology), formerly PSI Environmental Corp.; and Cinergy Cooling Corp. (CoolCo).

Enertech was incorporated in Ohio in 1992 as a vehicle for CG&E to offer utility management consulting services and to pursue investment opportunities in energy-related areas, including DSM services, consulting, energy and fuel brokering, engineering services, construction and/or operation of generation, cogeneration, independent power production facilities, and project development. In July 1994, Enertech acquired Bruwabel and its subsidiaries for the purpose of pursuing design, engineering, and development work involving energy privatization projects, primarily in the Czech Republic. Subsequently, Enertech changed its name to Power International. While an office in the Czech Republic is still being maintained, activities in the Czech Republic and elsewhere have been reduced. Currently, Investments is exploring opportunities to sell Bruwabel and its subsidiaries and their assets, including the Vytopna Kromeriz Heating Plant which was acquired by Power Development s.r.o. in 1995. (See Note 13(d) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".) Cinergy Resources, a Delaware corporation, was formed to hold CG&E's interest in U.S. Energy Partners, a gas marketing partnership that was dissolved effective September 1, 1995. Upon dissolution, Cinergy Resources took its portion of the partnership assets to continue in the gas marketing business. Cinergy Resources will compete with traditional, regulated local distribution companies by offering "merchant service" (i.e., acquiring natural gas for resale to end-use customers) and will broker gas to industrial and large commercial customers.

CGE ECK, a Delaware corporation, was formed to hold an investment in ECK s.r.o., a Czech limited liability company which owns and operates a generating facility in the Czech Republic. At present, CGE ECK holds an approximate 3% interest in ECK s.r.o. and intends to dispose of that interest.

Recycling is an Indiana corporation which recycles metal from CG&E and paper, metal, and other materials from PSI, its largest single supplier, and other sources. Investments is actively pursuing the sale of Recycling.

PESCO was incorporated in Indiana to sell equipment and parts from a PSI generating plant which was canceled, the Marble Hill Nuclear Project. PESCO also purchased equipment for resale, brokered equipment, and sold equipment on consignment for others. In late 1995 and early 1996, PESCO sold its remaining assets and is in the process of discontinuing operations.

Wholesale Power, an Indiana corporation, was formed to engage in the business of brokering power, emission allowances, electricity futures, and related products and services and to provide consulting services in the wholesale power-related markets. In addition, Wholesale Power was formed to create, market, and maintain the services of an "electronic bulletin board" for the bulk power market. The use of the electronic bulletin board was limited in 1995 and is being phased out in 1996.

PSI Argentina was formed as an Indiana corporation to, among other things, own foreign generating facilities. In 1995, Costanera, a wholly-owned subsidiary of PSI Argentina, sold its equity interest in its only investment, the 1,260-mw Costanera power plant in Buenos Aires, Argentina. Costanera had obtained its interest in the plant as a member of a multi-national consortium which has controlling ownership of the plant.

Technology, an Indiana corporation, was created to manage Cinergy's existing non-regulated, technology-related investments, assess the market potential for non-regulated product and service development opportunities, and form key alliances for non-regulated product development.

CoolCo, incorporated in Ohio in February 1996, was formed to engage in the district cooling business. The City of Cincinnati awarded a non-exclusive franchise that will permit CoolCo to construct, install, maintain, and operate a chilled water system in the downtown business district of Cincinnati, Ohio. Construction of such system is expected to begin in the first half of 1996.

Cinergy, CG&E, PSI, and ULH&P

Services

Services, a Delaware corporation, is the service company for the Cinergy system, providing member companies with a variety of administrative, management, and support services.

Cinergy, CG&E, PSI, and ULH&P

Customer, Sales, and Revenue Data

The number of customers served at year-end and the percent of operating revenues derived from the sale of electricity and the sale and transportation of natural gas for each registrant for 1995 are as follows:

                                                    Operating
                                Customers           Revenues
Registrant                   Electric    Gas     Electric   Gas

Cinergy and subsidiaries    1,369,043  439,427      85%     13%
CG&E and subsidiaries         719,227  439,427      77%     22%
PSI                           649,816    N/A        98%     N/A
ULH&P                         113,874   73,680      72%     27%

Cinergy's utilities' service territory spans 86 counties in Ohio, Indiana, and Kentucky and includes approximately 840 cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives.

The service territory of CG&E and its utility subsidiaries, including ULH&P, is heavily populated and characterized by a stable residential customer base and a diverse mix of industrial customers. CG&E's and its utility subsidiaries' service territory spans 19 counties in Ohio, Indiana, and Kentucky (of which ULH&P serves six counties in Kentucky) and includes approximately 130 (44 for ULH&P) cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives. The area served by PSI is a residential, agricultural, and widely diversified industrial territory. PSI's service territory includes approximately 710 cities, towns, unincorporated communities, and adjacent rural areas, including municipal utilities and rural electric cooperatives.
No one customer accounts for more than 5% of operating revenues for PSI, 5% of electric or gas operating revenues for CG&E and its utility subsidiaries, or 10% of electric or gas operating revenues for ULH&P. Sales of electricity and gas sales and transportation are affected by seasonal weather patterns, and, therefore, operating revenues and associated operating expenses are not distributed evenly during the year.

Cinergy, CG&E, and ULH&P

Financial Information by Business Segment

For financial information by business segment, see Note 16 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data". For a discussion of the potential divestiture of CG&E's, including ULH&P's, gas operations, see Note 13(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

Regulation

Cinergy, CG&E, PSI, and ULH&P

Cinergy, its utility subsidiaries, and certain of its non-utility subsidiaries are subject to regulation by the SEC under the PUHCA with respect to, among other things, issuances and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retentions of interests in non-utility businesses, intrasystem sales of certain goods and services, the method of keeping accounts, and access to books and records. In addition, the PUHCA generally limits registered holding companies to a single "integrated" public utility system, which the SEC traditionally has interpreted to prohibit a registered holding company, with limited exceptions, from owning both gas and electric properties. (Refer to the information appearing under the captions "Repeal of the PUHCA" in the "Competitive Pressures" section and "Potential Divestiture of Gas Operations" in the "Regulatory Matters" section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".)

CG&E, ULH&P, Miami, and PSI are each subject to regulation by the FERC under the Federal Power Act with respect to the classification of accounts, rates for wholesale sales of electricity, interconnection agreements, and acquisitions and sales of certain utility properties. In addition, services by KO Transmission will be rendered in accordance with terms and conditions and at rates contained in a gas tariff filed with the FERC. Transportation of gas between CG&E and ULH&P is subject to regulation by the FERC under the Natural Gas Act.

Cinergy, CG&E, and ULH&P

CG&E, as a public utility under the laws of Ohio, is also subject to regulation by the PUCO as to retail electric and gas rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of certain utility properties, and in other respects as provided by Ohio law. Rates within municipalities in Ohio are subject to original regulation by the municipalities. The Ohio Power Siting Board, a division of the PUCO, has jurisdiction in Ohio over the location, construction, and initial operation of new electric generating facilities and certain electric and gas transmission lines presently utilized by CG&E. As to retail rates and other matters, ULH&P is regulated by the KPSC, and West Harrison and Lawrenceburg are regulated by the IURC.

Cinergy and PSI

PSI, as a public utility under the laws of Indiana, is also regulated by the IURC as to its retail rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of certain utility properties, and in other respects as provided by Indiana law. Prior to the construction, purchase, or lease of a facility used for the generation of electricity, a public utility in Indiana must obtain from the IURC a certificate of public convenience and necessity.

Cinergy, CG&E, PSI, and ULH&P

Rate Matters

Refer to the information appearing under the caption "Regulatory Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Power Supply

Cinergy, CG&E, PSI, and ULH&P

CG&E, PSI, and 27 other electric utilities in an eight-state area are participating in the East Central Area Reliability Coordination Agreement for the purpose of coordinating the planning and operation of generating and transmission facilities to provide for maximum reliability of regional bulk power supply. (Refer to the information appearing under the caption "Cinergy's Response to the Changing Competitive Environment" in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Cinergy's involvement in a coalition for operation of a regional transmission system.)

In addition to the intercompany tie between CG&E's and PSI's electric systems, Cinergy's electric system, which is operated by Services, is interconnected with the electric systems of Indiana Michigan Power Company, Columbus and Southern Ohio Electric Company, Ohio Power Company (all doing business as
AEP), Central Illinois Public Service Company, East Kentucky, Hoosier Energy Rural Electric Cooperative, Inc., Indianapolis Power and Light Company, Kentucky Utilities Company, Louisville Gas & Electric Company (LG&E), NIPSCO, Southern Indiana Gas and Electric Company, The Dayton Power and Light Company, Ohio Valley Electric Corporation, and Tennessee Valley Authority.

Cinergy, CG&E, and PSI

CG&E and East Kentucky have an agreement for the interchange of electric power, subject to availability, during certain times of the year through March 2000. Under the agreement, CG&E, a summer peaking company, has the right to obtain up to 150 mw of electricity through March 31, 1997, and up to 50 mw from April 1, 1997, through March 31, 2000, from East Kentucky during the months of June, July, and August. East Kentucky, a winter peaking company, has the right to receive up to 150 mw through March 31, 1997, and up to 50 mw from April 1, 1997, through March 31, 2000, from CG&E in December, January, and February. In addition, PSI has a power supply relationship with WVPA and IMPA through power coordination agreements. WVPA and IMPA are also parties with PSI to a joint transmission and local facilities agreement.

Cinergy, CG&E, and ULH&P

ULH&P does not own or operate any electric generating facilities. Its requirements for electric energy are purchased from CG&E at rates regulated by the FERC.

Fuel Supply

Cinergy

Cinergy purchases approximately 23 million tons of coal annually for use by CG&E and PSI, which historically would rank Cinergy as the sixth largest utility coal purchaser in the United States.

Cinergy, CG&E, and PSI

A major portion of the coal required by CG&E and PSI is obtained through both long- and short-term coal supply agreements, with the remaining requirements purchased on the spot market. The prices to be paid under most of these contracts are subject to adjustment. In addition, some of these agreements include extension options and termination provisions pertaining to coal quality. The coal delivered under these contracts is primarily from mines located in Illinois, Indiana, and Pennsylvania for PSI and Ohio, Kentucky, West Virginia, and Pennsylvania for CG&E.
CG&E and PSI monitor alternative sources to assure a continuing availability of economical fuel supplies. The companies intend to maintain the practice of purchasing a portion of their coal requirements on the spot market and will continue to investigate the least cost coal options in connection with their compliance with the CAAA (see the information appearing under the caption "Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

The companies believe they will be able to obtain sufficient coal to meet future generating requirements. However, both CG&E and PSI are unable to predict the extent to which coal availability and price may ultimately be affected by future environmental requirements. Presently, CG&E and PSI expect the cost of coal to rise in the long run as the supply of more accessible and higher-grade coal diminishes and as mining, transportation, and other related costs continue an upward trend.

Cinergy, CG&E, and ULH&P

Gas Supply

Order 636 restructured the operations of gas pipelines and the supply portfolios of gas distribution companies. As gas pipelines unbundled their historic service of supply aggregation, gas distribution companies are entering into term (one year or more) contracts directly with producers and marketers, diminishing the once prominent spot market (see the information appearing under the caption "Order 636" in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

CG&E and its utility subsidiaries, including ULH&P, now obtain the majority of their natural gas supply (91%) from firm supply agreements, with remaining volumes purchased in the spot market. These firm contracts feature dual levels of gas supply: base load for continuous supply for CG&E's and its utility subsidiaries' core requirements, and "swing" load, which is gas available on a daily basis to accommodate changes in demand. While a premium is paid for the swing load, the use of industry indices to price firm gas volumes on a monthly basis ensures that the price CG&E and its utility subsidiaries pay remains economically competitive.

Gas is transported on interstate pipelines either directly to CG&E's and its subsidiaries' distribution systems, or it is injected into pipeline storage facilities for withdrawal and delivery in the future. Most of CG&E's and its utility subsidiaries' gas supplies are sourced from the Gulf of Mexico coastal area. CG&E and its subsidiaries have also obtained limited supply sourced from the Appalachian region and the mid-continent (Arkansas - Oklahoma) basin, and from methane gas recovered from an Ohio landfill. Over the long term, natural gas is expected to retain its competitiveness with alternative fuels; however, the costs of discovery and development of new sources of supply,, among other things, will influence prices.

Cinergy, CG&E, PSI, and ULH&P

Competition

Refer to the information appearing under the caption "Competitive Pressures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Cinergy, CG&E, PSI, and ULH&P

Capital Requirements

Refer to the information appearing under the caption "Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Cinergy, CG&E, and PSI

Environmental Matters

Environmental compliance construction expenditures for 1996 for Cinergy and its subsidiaries are forecasted to be as follows:


                    Registrant               Expenditures
                                            (in thousands)

                    CG&E and subsidiaries        $309
                    PSI                            51
                    Cinergy and subsidiaries     $360

In addition, refer to the information appearing under the caption
"Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations".

Employees

Cinergy

The number of employees of Cinergy and its subsidiaries at December 31, 1995, was 8,602, of whom 4,859 belonged to bargaining units. These bargaining unit employees were represented by labor agreements between CG&E and its subsidiaries, including ULH&P, or PSI and the applicable union organization. Of Cinergy's total employees, 3,236 employees were represented by the IBEW, 466 were represented by the USWA, and 1,157 were represented by the IUU. (For additional information, See Note 13(g) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

Employees assigned to Services at December 31, 1995, totaled 2,739, of whom 922 belonged to bargaining units. These bargaining unit employees were represented by the labor agreements previously discussed. Of Services' total employees, 455 were represented by the IUU and 467 were represented by the IBEW (158 were represented by the agreement with PSI and 309 were represented by the agreement with CG&E).

Cinergy and CG&E

The number of employees of CG&E and its subsidiaries at December 31, 1995, was 3,056, of whom CG&E employed 2,759, ULH&P employed 284, and Lawrenceburg employed 13.

CG&E and its subsidiaries have collective bargaining agreements with several union organizations. Of CG&E's and its subsidiaries' total employees 702 employees were represented by the IUU, 466 were represented by the USWA, and 1,214 were represented by the IBEW. The current contract between CG&E and the IUU will expire in March 1998. CG&E and its subsidiaries have a three-year contract with the USWA expiring May 15, 1997. The IBEW contract expires April 1, 1997.

Cinergy and PSI

The number of employees of PSI at December 31, 1995, was 2,807, of whom 1,555 were represented by the IBEW.

PSI's collective bargaining agreement with the IBEW will expire at the end of April 1996.

Cinergy and ULH&P

The number of employees of ULH&P at December 31, 1995, was 284, of whom 228 belonged to bargaining units. These bargaining unit employees were represented by the same labor agreements between CG&E and the applicable union organization. Of ULH&P's total employees, 58 employees were represented by the IBEW, 104 were represented by the USWA, and 66 were represented by the IUU.

The current contract between ULH&P and the IUU will expire in March 1998. ULH&P has three-year agreements with the USWA and IBEW that will expire May 15, 1997, and April 1, 1997, respectively.

                                 ITEM 2.  PROPERTIES

Cinergy, CG&E, PSI, and ULH&P

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

In addition to the information discussed herein, refer to Note 14 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

Cinergy, CG&E, and PSI

At December 31, 1995, the Cinergy utility subsidiaries owned electric generating plants, or portions thereof in the case of jointly owned plants, with net capabilities (winter ratings) as shown in the following table:


                                                                                      Net
                                                           Percent    Principal   Capability
      Plant Name                      Location            Ownership  Fuel Source     (mw)

CG&E
Steam Electric Generating
  Plants:
Miami Fort Station (Units 5&6)     North Bend, Ohio        100.00%       Coal         243
Miami Fort Station (Units 7&8)     North Bend, Ohio         64.00        Coal         640
W.C. Beckjord Station (Units 1-5)  New Richmond, Ohio      100.00        Coal         704
W.C. Beckjord Station (Unit 6)     New Richmond, Ohio       37.50        Coal         158
J.M. Stuart Station                Aberdeen, Ohio           39.00*       Coal         913
Killen Station                     Adams County, Ohio       33.00*       Coal         198
Conesville Station                 Conesville, Ohio         40.00*       Coal         312
Zimmer                             Moscow, Ohio             46.50        Coal         605
East Bend Station                  Boone County, Kentucky   69.00        Coal         414

Combustion Turbines:
Dicks Creek Station                Middletown, Ohio        100.00        Gas          172
Miami Fort Gas Turbine Station     North Bend, Ohio        100.00        Oil          207
W.C. Beckjord Gas Turbine Station  New Richmond, Ohio      100.00        Oil          245
Woodsdale                          Butler County, Ohio     100.00        Gas          564

PSI
Steam Electric Generating
  Plants:
Gibson (Units 1-4)                 Princeton, Indiana      100.00        Coal       2,533
Gibson (Unit 5)                    Princeton, Indiana       50.05        Coal         313
Wabash River Station               Terre Haute, Indiana    100.00        Coal         668
Cayuga Station                     Cayuga, Indiana         100.00        Coal       1,005
R.A. Gallagher Station             New Albany, Indiana     100.00        Coal         560
Edwardsport Station                Edwardsport, Indiana    100.00        Coal         160
Noblesville Station                Noblesville, Indiana    100.00        Coal          90

Combustion Turbines:
Cayuga Combustion Turbine          Cayuga, Indiana         100.00        Gas          120
Wabash River Coal Gasification
  Project                          Terre Haute, Indiana    100.00        Coal         262

Internal Combustion Units:
Connersville Peaking Station       Connersville, Indiana   100.00        Oil           98
Miami-Wabash Peaking Station       Wabash, Indiana         100.00        Oil          104
Cayuga Peaking Units               Cayuga, Indiana         100.00        Oil           11
Wabash River Peaking Units         Terre Haute, Indiana    100.00        Oil            8

Hydroelectric Generating Station:
Markland Generating Station        Markland Dam, Ohio
                                     River                 100.00        Water         45

* Station is not operated by CG&E.

Cinergy and CG&E

CG&E

CG&E's 1995 peak load, which occurred on August 14 and was exclusive of off-system transactions, was 4,509 mw. For the period 1996 through 2005, peak load and kwh sales are each forecasted to have annual growth rates of 2%. These forecasts reflect CG&E's load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude an assessment of DSM, non-firm power transactions, and any potential off-system, long-term firm power sales.

As of December 31, 1995, CG&E's transmission system consisted of 388 circuit miles of 345,000 volt line, 605 circuit miles of 138,000 volt line, 512 circuit miles of 69,000 volt line, and 117 circuit miles of lesser volt line, all within the states of Ohio and Kentucky. In addition, as of December 31, 1995, CG&E's distribution system consisted of 14,556 circuit miles, all within the state of Ohio. As of the same date, CG&E's transmission substations had a combined capacity of 14,845,000 kilovolt-amperes, and the distribution substations had a combined capacity of 5,964,000 kilovolt-amperes. A portion of CG&E's total transmission system is jointly owned, primarily in connection with its jointly owned electric generating units.

During 1995, almost all of the electricity generated by units owned by CG&E or in which it has an ownership interest was produced by coal-fired generating units. Those units generate most of the electric requirements of CG&E and its utility subsidiaries.

CG&E owns two propane/air peakshaving plants. Associated with these plants are two underground caverns, one with a seven million gallon capacity and one with an eight million gallon capacity. Both plants and storage caverns are located in Ohio and used primarily to augment CG&E's supply of natural gas during periods of peak demand and emergencies. CG&E also owns natural gas distribution systems consisting of 5,506 miles of mains and service lines in southwestern Ohio.

Cinergy and PSI

PSI

PSI's 1995 peak load, which occurred on August 14 and was exclusive of off-system transactions, was 5,274 mw. For the period 1996 through 2005, peak load and kwh sales are each forecasted to have annual growth rates of 2%. These forecasts reflect PSI's load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude an assessment of DSM, non-firm power transactions, and any potential off-system, long-term firm power sales.

As of December 31, 1995, PSI's transmission system consisted of 719 circuit miles of 345,000 volt line, 656 circuit miles of 230,000 volt line, 1,595 circuit miles of 138,000 volt line, and 2,427 circuit miles of 69,000 volt line, all within the state of Indiana. In addition, as of December 31, 1995, PSI's distribution system consisted of 19,264 circuit miles, all within the state of Indiana. As of the same date, PSI's transmission substations had a combined capacity of 21,608,000 kilovolt-amperes, and the distribution substations had a combined capacity of 6,142,000 kilovolt-amperes.

During 1995, almost all of PSI's kwh production was obtained from coal-fired and hydroelectric generation.
Cinergy, CG&E, and ULH&P

ULH&P

As of December 31, 1995, ULH&P owned 104 circuit miles of 69,000 volt electric transmission line, an electric distribution system consisting of 2,504 circuit miles, and a gas distribution system consisting of 1,230 miles of mains and service lines in northern Kentucky. ULH&P also owns a propane/air peakshaving plant, a seven million gallon capacity underground cavern for the storage of liquid propane, and related liquid propane feeder lines, located in northern Kentucky and adjacent to one of the gas lines that transports natural gas to CG&E. The propane/air plant and cavern are used primarily to augment CG&E's and ULH&P's supply of natural gas during periods of peak demand and emergencies.

Cinergy and CG&E

Other Utility Subsidiaries

As of December 31, 1995, Lawrenceburg owned a gas distribution system consisting of 171 miles of mains and service lines in Indiana adjacent to the western part of CG&E's service area. Lawrenceburg is connected with and sells gas at wholesale to the city of Aurora, Indiana, and is also connected within Indiana with the lines of Texas Gas Transmission Corporation and Texas Eastern Transmission Corporation.

As of December 31, 1995, West Harrison owned a small electric distribution system consisting of 10 circuit miles in Indiana adjacent to CG&E's service area. As of the same date, Miami owned 40 miles of 138,000 volt transmission line connecting the lines of LG&E with those of CG&E.

                         ITEM 3.  LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI

Power International Litigation

See Note 13(d) of the "Notes to Financial Statements" in "Item 8.
Financial Statements and Supplementary Data".

Cinergy, CG&E, and PSI

Merger Litigation

In August 1995, AEP filed a petition in the United States Court of Appeals for the District of Columbia Circuit for review of the FERC's Merger Order. AEP has objected to the Merger Order alleging that the post-merger operations of Cinergy would require the use of AEP's transmission facilities on a continuous basis without compensation. AEP contends that the FERC, in issuing the Merger Order, did not adequately evaluate the impact on AEP or whether the need to use AEP's transmission facilities would interfere with Cinergy achieving merger benefits. In addition, AEP claims that the FERC failed to evaluate the extent to which the merged facilities' operations would be consistent with the integrated public utility concept of the PUHCA. CG&E and PSI have intervened in this action and have filed a Motion to Dismiss. At this time, Cinergy, CG&E, and PSI cannot predict the outcome of the appeal.

Cinergy, CG&E, and PSI

Shareholder Litigation

In March 1993, in conjunction with a proposed tender offer for Resources, IPALCO filed suit in the United States District Court for the Southern District of Indiana, Indianapolis Division (District Court), against Resources, Cinergy, PSI, CG&E, and James E. Rogers (at that time Mr. Rogers was an officer and director of Resources and PSI). In addition, in the weeks following, suits with claims similar to those of IPALCO were filed by purported shareholders of Resources. IPALCO's claim was subsequently dismissed in November 1993, and in November 1995, the District Court dismissed the shareholders' claims in accordance with the terms of a settlement agreement entered into by the parties.

ULH&P

ULH&P has no material pending legal proceedings.

Cinergy, CG&E, PSI, and ULH&P

In addition to the above litigation, see Notes 2, 13(b), 13(c), 13(e), and 13(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cinergy, CG&E, and PSI

None.

ULH&P

Omitted pursuant to instruction J(2)(c).

EXECUTIVE OFFICERS OF THE REGISTRANTS (at February 29, 1996)

                         Age at
                        Dec. 31,
         Name             1995          Office & Date Elected or in Job

Cinergy, CG&E, and PSI

Jackson H. Randolph        65      Chairman of Cinergy, CG&E, and
                                     PSI - 1995
                                   Chairman and Chief Executive Officer
                                     of Cinergy, CG&E, and PSI - 1994
                                   Chairman, President, and Chief Executive
                                     Officer of CG&E - 1993
                                   President and Chief Executive Officer
                                     of CG&E - 1986

James E. Rogers            48      Vice Chairman, President, and Chief
                                     Executive Officer of Cinergy - 1995
                                   Vice Chairman and Chief Executive
                                     Officer of CG&E and PSI - 1995
                                   Vice Chairman, President, and Chief
                                     Operating Officer of Cinergy - 1994
                                   Vice Chairman and Chief Operating
                                     Officer of CG&E and PSI - 1994
                                   Chairman and Chief Executive Officer
                                     of Resources - 1993
                                   Chairman, President, and Chief Executive
                                     Officer of PSI - 1990

Terry E. Bruck             50      Group Vice President, Transmission and
                                     Distribution of Cinergy, CG&E, and
                                     PSI - 1995
                                   Group Vice President, Wholesale Power and
                                     Transmission Operations of CG&E and
                                     PSI - 1995
                                   Group Vice President, Wholesale Power
                                     and Transmission Operations of
                                     Cinergy - 1994
                                   Vice President, Electric Operations of
                                     CG&E - 1988

Cheryl M. Foley            48      Vice President, General Counsel, and
                                     Secretary of CG&E - 1995
                                   Vice President, General Counsel, and
                                     Secretary of Cinergy - 1994
                                   Vice President, General Counsel, and
                                     Secretary of PSI and Resources - 1991
                                   Vice President and General Counsel of
                                     Resources - 1990

J. Wayne Leonard           45      Group Vice President and Chief
                                     Financial Officer of CG&E and PSI - 1995
                                   Group Vice President and Chief Financial
                                     Officer of Cinergy - 1994
                                   Senior Vice President and Chief Financial
                                     Officer of PSI and Resources - 1992
                                   Vice President and Chief Financial
                                     Officer of PSI and Resources - 1989

Stephen G. Salay           58      Group Vice President, Power Operations
                                     of CG&E and PSI - 1995
                                   Group Vice President, Power Operations of
                                     Cinergy - 1994
                                   Vice President, Electric Production and
                                     Fuel Supply of CG&E - 1988

William L. Sheafer         52      Treasurer of Cinergy and PSI - 1994
                                   Treasurer of CG&E - 1987

George H. Stinson          50      Vice President, Corporate Services of
                                     Cinergy, CG&E, and PSI - 1995
                                   Vice President of Cinergy - 1995
                                   President of CG&E - 1994
                                   Vice President, Gas Operations of
                                     CG&E - 1991
                                   Manager, Gas Operations of CG&E - 1990

Larry E. Thomas            50      Group Vice President and Chief
                                     Transformation Officer of Cinergy, CG&E, and PSI - 1995
                                   Group Vice President, Reengineering and
                                     Operations Services of CG&E and
                                     PSI - 1995
                                   Group Vice President, Reengineering
                                     and Operations Services of Cinergy - 1994
                                   Senior Vice President and Chief Operations
                                     Officer of PSI - 1992
                                   Senior Vice President and Chief Operating
                                     Officer, Customer Operations of
                                     PSI - 1990

Charles J. Winger          50      Comptroller of CG&E - 1995
                                   Comptroller of Cinergy - 1994
                                   Comptroller of Resources - 1988
                                   Comptroller of PSI - 1984

Cinergy and CG&E

William J. Grealis 1/      50      President of CG&E - 1995
                                   Vice President of Cinergy - 1995
                                   President, Gas Business Unit of CG&E - 1995
                                   President of Investments - 1995
                                   Partner - Akin, Gump, Strauss, Hauer
                                     & Feld 2/ - 1978

Cinergy and PSI

John M. Mutz 3/            60      Vice President of Cinergy - 1995
                                   President of PSI - 1994
                                   President of Resources - 1993
                                   President - Lilly Endowment, Inc. 2/ - 1989

ULH&P

Omitted pursuant to instruction J(2)(c).

Cinergy, CG&E, and PSI

None of the officers are related in any manner. Executive officers of Cinergy are elected to the offices set opposite their respective names until the next annual meeting of the Board of Directors and until their successors shall have been duly elected and shall have been qualified.

1/ Prior to becoming President of Investments, Mr. Grealis was a partner in the Washington, D.C. law firm of Akin, Gump, Strauss, Hauer & Feld. In addition, prior to the merger, Mr. Grealis was President of PSI
Investments, Inc. on an interim basis beginning in 1992.

2/  Non-affiliate of Cinergy.

3/ Prior to becoming President of Resources, Mr. Mutz was President of Lilly Endowment, Inc., a private philanthropic foundation located in Indianapolis, Indiana, and also served two terms as lieutenant governor of Indiana.

                                    PART II

                    ITEM 5.  MARKET FOR REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS

Cinergy, CG&E, PSI, and ULH&P

Cinergy's common stock is listed on the New York Stock Exchange and has unlisted trading privileges on the Boston, Chicago, Cincinnati, Pacific, and Philadelphia exchanges. As of February 5, 1996, Cinergy's most recent dividend record date, there were 80,550 common shareholders of record.
Trading of CG&E's and Resources' common stock ended at the close of the market October 24, 1994. Trading of Cinergy's common stock began upon the opening of the market October 25, 1994. The following table shows the high and low sales prices per share, if applicable, and the dividends on common stock declared by CG&E, Resources, PSI, ULH&P, and Cinergy for the past two years:

                        Market Price (a)         Dividends Declared
                      High          Low     (per share)   (in thousands)
      1994
        CG&E
      4th Quarter    $23 3/8      $21 7/8    $ .3272 (b)      $15 267 (c)
      3rd Quarter     23 1/4       20 7/8      .43
      2nd Quarter     23 7/8       21          .43
      1st Quarter     27 3/4       23 5/8      .43

    Resources
      4th Quarter     23 1/2       22          .1805 (b)
      3rd Quarter     23 1/8       20 3/4      .31
      2nd Quarter     23 1/8       19 5/8      .31
      1st Quarter     26 5/8       22 3/4      .31

    PSI
      4th Quarter                                              10 376 (c)
      3rd Quarter                                              16 174 (c)
      2nd Quarter                                              16 622 (c)
      1st Quarter                                              15 970 (c)

    ULH&P
      4th Quarter                             6.00

    Cinergy
      4th Quarter     24           20 3/4      .1028 (b)

  1995
    CG&E
      4th Quarter                                              56 600 (c)
      3rd Quarter                                              55 400 (c)
      2nd Quarter                                              55 900 (c)
      1st Quarter                                              51 650 (c)

    ULH&P
      4th Quarter                             6.00

    Cinergy
      4th Quarter     31 1/8       27 3/4      .43
      3rd Quarter     27 7/8       25 1/4      .43
      2nd Quarter     27           24 5/8      .43
      1st Quarter     25 1/4       23 3/8      .43

(a) Market price for PSI and ULH&P for 1994 and for CG&E, PSI, and ULH&P for 1995 is not applicable.

(b) The prorated fourth quarter dividends for CG&E and Resources were determined by multiplying that portion of each company's regular quarterly dividend by a fraction equal to the number of days from their last respective common dividend payment dates (August 15, 1994, for CG&E; September 1, 1994, for Resources) to and including the closing date of the merger, divided by the number of days in the quarterly period for each respective company (92 for CG&E; 91 for Resources). These respective prorated dividends were in addition to, but paid separately from, the fourth quarter dividend on Cinergy common stock, which was determined by prorating Cinergy's 43-cents per share quarterly dividend for the remainder of the quarter ending November 15, 1994.

(c) All of PSI's 1994 dividends were paid to Resources. CG&E's 1994 fourth quarter dividend of $15,276,000 and all of CG&E's 1995 dividends were paid to Cinergy.

See Notes 3(b) and 4(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a brief description of common dividend restrictions.

All CG&E and PSI common stock is held by Cinergy and all ULH&P common stock is held by CG&E; therefore, there is no public trading market for their common stock.

                    ITEM 6.  SELECTED FINANCIAL DATA

Cinergy

                                      1995     1994    1993     1992     1991
                                      (in millions, except per share amounts)

Operating revenues (1)               $3 031   $2 898  $2 843   $2 613   $2 640
Net income (1)                          347      191      63      271      202
Common stock
  Earnings per share (1)               2.22     1.30     .43     1.91     1.46
  Dividends declared per share         1.72     1.50    1.46     1.39     1.33

Total assets (2)                      8 220    8 150   7 804    7 133    6 681
Cumulative preferred stock of
  subsidiaries subject to mandatory
  redemption (3)                        160      210     210      210      192
Long-term debt (4)                    2 531    2 715   2 645    2 547    2 376
Long-term debt due within
  one year                              202       60      -        46      115

   CG&E
                                      1995     1994    1993     1992      1991
                                                  (in millions)

Operating revenues (1)               $1 848   $1 788  $1 752   $1 553   $1 518
Net income (loss)(1)                    236      158      (9)     202      207

Total assets (2)                      5 177    5 182   5 144    4 802    4 584
Cumulative preferred stock subject
  to mandatory redemption (3)           160      210     210      210      167
Long-term debt (4)                    1 703    1 838   1 829    1 810    1 734
Long-term debt due within
  one year                              152       -       -         7       25

      PSI
                                      1995     1994     1993     1992     1991
                                                   (in millions)

Operating revenues (1)               $1 248   $1 114   $1 092   $1 066  $1 120
Net income (1)                          146       82      125      107      30

Total assets (2)                      3 076    2 945    2 645    2 300   2 093
Cumulative preferred stock subject
  to mandatory redemption (3)            -        -        -        -       26
Long-term debt (4)                      828      878      816      737     642
Long-term debt due within
  one year                               50       60       -        40      90

Cinergy, CG&E, and PSI

       (1) See Notes 1, 2, and 16 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

       (2) See Notes 1(d) and 7 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

       (3) Includes $39.5 million, $36.5 million, and $3 million in 1991 for Cinergy, CG&E, and PSI, respectively, to be redeemed within one year. Also, see Note 4 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

       (4) See Note 5 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 13 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for discussions of material uncertainties for Cinergy, CG&E, and PSI.

ULH&P

Omitted pursuant to Instruction J(2)(a).

             ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P

THE COMPANIES

Cinergy is a registered holding company under the PUHCA. Cinergy was created in the October 1994 merger of Resources and CG&E. The business combination was accounted for as a pooling of interests. Following the merger, Cinergy became the parent holding company of PSI, previously Resources' utility subsidiary, CG&E, Investments, and Services.

FINANCIAL CONDITION

COMPETITIVE PRESSURES

Electric Utility Industry

Cinergy, CG&E, PSI, and ULH&P

Introduction The primary factor influencing the future profitability of Cinergy is the changing competitive environment for energy services, including the impact of emerging technologies, and the related commoditization of electric power markets. Changes in the industry include increased competition in wholesale power markets and ongoing pressure for "customer choice" by large industrial customers and, ultimately, by all retail customers.

Pressures for Customer Choice Extending choice to end-user customers, also referred to as retail wheeling, would allow customers within a particular utility's service territory to "unbundle" their purchase decisions. Customers would be able to buy power as a commodity directly from another source and buy distribution service over the power lines of the local utility for delivery. The regulatory and legislative reform to facilitate this result is primarily driven by: (1) large industrial energy users; (2) the emergence of new suppliers in the competitive markets; and (3) increasing evidence from other regulated industries that wherever effective competition is feasible, it can yield lower costs and a wider range of customer options and services than traditional cost-of-service regulation. Industrial customers are intensifying their efforts to change the regulatory process so that they may access the lower-cost power necessary to remain competitive in the global marketplace. The current restrictions on access to low-cost power are exacerbated by traditional cost-of-service regulation which has produced average industrial rates to customers that vary substantially across the United States (from less than 3 cents per kwh to approximately 10 cents per kwh).

While customer efforts at industry reform have resulted in some success, the emergence of new competitors to the local franchise utility has become an equally effective force for change. This new competition was facilitated by the Energy Policy Act of 1992 (Energy Act), which granted the FERC authority to order wholesale transmission access. New competitors include power marketers, power brokers, and local franchise utilities that now sell power in regional or national markets. To date, the FERC has granted approximately 150 power marketers the ability to sell at market-based rates and accepted several utilities' general sales tariffs that allow for sales anywhere in the United States. Cinergy's non-firm power sales tariff was accepted by the FERC in December 1995, and an affiliated power marketer of Cinergy was given authorization to begin transacting business in September 1995. Additionally, utilities are using merger and acquisition strategies to achieve expanded scale and scope to support a regional or national market strategy. For example, since the beginning of 1995, there were seven mergers involving major investor-owned utilities announced in the industry, representing nearly $28 billion of combined market value.

Brokers are intermediaries between buyers and sellers (i.e., they do not take title to the power). Power marketers are entities licensed by the FERC to conduct bulk power trades at market-based prices. They manage portfolios of power contracts (to which they have title) and owned generation and package energy products for customers of bulk power, including price risk management contracts such as options on fixed-price energy or guaranteed fixed-price contracts.

Despite increased activity by utilities and new competitors to respond to the demands of industrial customers for greater choice and lower prices, the pace of legislative and regulatory restructuring appears to have slowed somewhat in 1995. Many states continue to examine the complex technical and economic issues restructuring presents. Among other things, states are considering the trade-offs between achieving long-run economic efficiency and potential short-term wealth transfers between customers and shareholders (see further discussion below) or among customers, as well as the potential impact (if any) of restructuring on other socially desirable objectives like clean air or energy efficiency.

The most difficult issue polarizing the debate on the future competitive framework of the industry is the transition from the old order to the new and who will bear the costs of historical utility investments or past commitments incurred under cost-of-service regulation. If the generation component of the industry's business was immediately brought to market and priced at competitive wholesale prices, it is likely that many utilities would currently be unable to recover a large percentage of their fixed costs. Other costs such as investments in energy efficiency (DSM investments) could also become "stranded" (i.e., unrecoverable at competitive market prices) in this scenario. The financial impact on the industry of alternative scenarios for a transition to market prices is highly dependent upon: (1) the speed of the transition; (2) the clearing price for electricity in a fully competitive market; and (3) customer behavior (e.g., loyalty) when afforded potentially lower-cost alternatives.

Because of the complex nature of electric power flows, the variety of state-by-state regulations, and the potential inability or unwillingness to shut down high-cost plants (e.g., nuclear) in a fully competitive market, great uncertainty exists as to the time frame required for the future price of electricity in a commodity market to rise to long-run marginal cost (e.g., full cost of new resources) and, importantly, how close to short-term marginal cost (e.g., fuel and variable operating expenses) prices may fall in the interim. For example, depending upon the scenario, Moody's has quantified the stranded investment issue for the industry at between $50 billion and $300 billion (with the most likely result approximately $135 billion), while S&P has estimated a total exposure of between $10 billion and $26 billion (6% and 16%, respectively) of total industry annual revenues. The Oak Ridge National Laboratory has quantified the industry financial impact at $6 billion for every 1 mill (tenth of a cent) change in market price.

The position that all prudent past investments and commitments must be honored has received support from regulators at the FERC and in the state of California, both of which have provided for the recovery of utility stranded investments (see further discussion of each of these proposals herein), although that position varies from state to state. For example, a recent survey of 90 state utility commissioners from 40 states concluded that approximately 50% agreed with allowing recovery of stranded costs at the state level, while 26% disagreed with recovery, and the remaining 24% were uncertain.

Cinergy's Response to the Changing Competitive Environment Cinergy supports increased competition in the electric utility industry. Cinergy believes that competition would benefit electric customers and the economy as a whole. At the same time, Cinergy possesses competitive advantages (e.g., low-cost generation) that could work to the benefit of its shareholders in a competitive environment. However, these advantages could be substantially eroded by restrictive regulations that lag the development of a competitive market and limit the Company's ability to preempt the competition in responding to customer needs. As such, Cinergy has chosen to take a leadership role in state and Federal debates on industry reform.

However, Cinergy believes there are two substantial impediments to realizing the potential efficiencies of competition in the generation segment of the business: (1) resolving the issue of stranded costs associated with past utility commitments and (2) recognizing states' rights, concerns, and authority in regulating a product that flows in interstate commerce. While Cinergy is among the lowest-cost producers nationwide and has been recognized by both Moody's and S&P as having little exposure to stranded investment, Cinergy nevertheless recognizes the legitimacy of the industry's equity argument for recovery of at least some of the costs associated with past commitments and the importance of resolving this issue in the interest of moving the debate to more important issues like how to achieve the potential economic efficiencies that competition offers and what regulatory and structural reforms are necessary to achieve those results. Cinergy remains concerned that even low-cost producers, under certain scenarios, could face difficult if not ruinous competition in an excess capacity market that was created at least in part by past government policies. Cinergy has approximately $1 billion of regulatory assets (past costs incurred for which regulators have promised recovery in the future) that could be at risk, at least in part, in some scenarios. At the same time, Cinergy believes that full recovery of the industry's potential stranded investment is unrealistic to expect in a market where certain customers can bypass stranded cost mechanisms (e.g., self-generation), is politically infeasible, and is neither necessarily equitable nor efficient.

Additionally, Cinergy believes that efficient competition cannot be achieved if neighboring states reach substantially different conclusions concerning items such as the transition rules, the timetables for implementation, universal service to customers, and reliability standards. Such state-by-state disparity would provide inequitable advantages to some competitors while unduly harming others' ability to compete in the marketplace. While Cinergy believes that satisfactory results cannot be achieved without a broad national consensus for the long-term goal and a time frame for getting there, Cinergy does not believe a total preemption of states' rights on this issue is either politically feasible or necessary.

Cinergy intends to pursue aggressively a national solution that will recognize the legitimacy of certain claims to past costs (within some level of cost and demonstrated prudence) and provide a required framework for states to align their regulations and policies within a specified time frame. The framework would require a consistent transition to full competition for generation in all markets, thus minimizing the current fragmentation resulting from the initiatives of multiple regulators and regulations.

As further evidence of its leadership in the restructuring of the electric utility industry, in February 1996, Cinergy and several other midwestern utilities announced the formation of a coalition to create and develop a multi-state transmission region operated by an independent system operator
(ISO). The coalition, which Cinergy believes is likely to expand in membership, is proposing a midwest ISO which would ensure non-discriminating open transmission access, develop a regional transmission tariff, and ensure system reliability. Cinergy believes the formation of ISOs will be a major step toward facilitating competition in the electric utility industry and potentially more mergers among utilities (i.e., reduced market power concerns).

For an electric utility to be successful in this competitive environment, it is critical that regulatory reform in all segments of the business keeps pace with the competitive realities facing electric utilities and their customers in not only generation, but also transmission, distribution, and energy services activities. Strict adherence to traditional, cost-based rate-of-return regulation will both significantly disadvantage a utility's ability to compete successfully to supply customer needs and result in a failure to realize the potential economic efficiencies from restructuring. For example, performance-based regulation (e.g., price caps) would result in better economic incentives to control costs and likely add substantial flexibility for the franchise utility in the transition to a fully competitive environment.

Legislation allowing significant flexibility was passed (Senate Bill 637) in Indiana in 1995. The Company intends to pursue similar flexibility in all markets where it conducts business.

Federal Developments

Mega-NOPR The Energy Act granted the FERC the authority to order wholesale transmission access. Acting on that authority, in March 1995, the FERC took a substantial step toward assuring increased competition in the electric industry by issuing the mega-NOPR.

Cinergy was the first utility in the country to file its comments endorsing the mega-NOPR, reaffirming its support for the FERC's authority to order utilities owning transmission systems to provide access to other entities at rates and terms comparable to those provided to affiliated companies. As proposed, the FERC's mega-NOPR would, among other things, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the filed tariffs for their own bulk power transactions, establish an electronic bulletin board for transmission availability and pricing information, and establish a contract-based approach to recovering any potential stranded costs as a result of customer choice at the wholesale level. A final order is expected to be issued during the first half of 1996.

Repeal of the PUHCA After a year-long review of its continuing regulation of public utility holding companies under the PUHCA, in June 1995, the SEC endorsed recommendations for reform of the PUHCA. The recommendations call for repeal and, pending repeal, significant administrative reform of the 60-year-old statute. While the report offers three alternative approaches to repeal and legislative reform, the SEC's preferred option is repeal coupled with a transition period of one year or longer and a transfer of certain consumer-protection provisions of the PUHCA to the FERC.

The report further recommends that, pending consideration of legislative options, the SEC take prompt administrative action, by rulemaking and on a case-by-case basis, to modernize and simplify regulation under the PUHCA, with particular reference to financing transactions, diversification into non-utility businesses, utility mergers and acquisitions, and the PUHCA's "integration" standards. In the latter regard, the report recommends a changed interpretation of the PUHCA to permit registered holding companies to own combination electric and gas utility companies, provided the affected states agree. Subsequent to the issuance of the report, the SEC adopted rule changes exempting various types of financing transactions by utility and non-utility subsidiaries of registered holding companies. The SEC also proposed a rule that would exempt investments by registered systems in specified "energy-related companies", subject to certain conditions.

In October 1995, a bill was introduced in the United States Senate providing for the repeal of the PUHCA. The bill is pending before Congress. In addition, various members of Congress have indicated their support for industry restructuring. One view that has been publicly stated in Congress is that the repeal of the PUHCA and the orderly transition to open competition should be considered comprehensively rather than piecemeal. Hearings have been initiated in Congress for a comprehensive review of the electric utility industry and the role Congress should play in fostering competition. Cinergy supports the repeal of the PUHCA, either as part of comprehensive reform of the electric utility industry or as separate legislation.

Cinergy, CG&E, PSI, and ULH&P

State Developments During 1995, 40 states initiated or took part in formal or informal processes, held hearings, and/or passed legislation addressing retail wheeling, restructuring, competition, alternative regulation, or closely related issues concerning electric utility industry restructuring.

Cinergy and CG&E

Ohio The PUCO has been actively examining issues raised by continuing competitive pressures. The Chairman of the PUCO has publicly stated his desire to make progress toward enhancing competition in Ohio, but with the objective of doing it right and not necessarily first. In late 1994, the PUCO formed an electric competition roundtable that meets on an informal basis to address competition, restructuring, performance-based regulation, and related issues, with a stated mission of "promoting increased competitive options for Ohio businesses that do not unduly harm the interests of utility company shareholders or ratepayers". In 1995, the roundtable participants submitted principles for a customer choice pilot program for interruptible buy-through service. The PUCO issued the proposed guidelines for comments in late 1995 and issued final guidelines in February 1996.

Additionally, two recent actions of the PUCO provide support for maintaining the financial integrity of the utilities in the state. In October 1995, the PUCO approved a stipulated rate plan which could improve the competitive position of a major utility in the state by the end of a 10-year moratorium period, including provisions for accelerating depreciation and amortization of the utility's nuclear plants and regulatory assets, respectively. In November 1995, the PUCO staff recommended a rate increase for another "at risk" utility that is conditioned upon the increase being utilized to achieve a significant reduction in the utility's uneconomic generating assets.

Finally, a retail wheeling bill was introduced in the Ohio legislature that would, if passed, require utilities to develop retail wheeling plans by January 1, 1998, and provide flexibility to propose alternatives to traditional cost-of-service ratemaking methodologies. The bill is expected to be considered during the 1996 legislative session.

Cinergy, CG&E, and PSI

Indiana The IURC has taken several steps to investigate the desirability of retail competition in the state. A legislative regulatory flexibility committee was established by Senate Bill 637. Senate Bill 637 also allows the IURC to approve utility alternative regulation proposals upon a showing that, among other things, traditional regulation in a particular service sector is no longer needed.

Additionally, the IURC has sponsored informal competition forums that are designed to develop a better understanding of issues related to expanding the competitive market on both the wholesale and retail levels. While various parties have participated in this process, the Citizens Action Coalition of Indiana, Inc. (CAC)(a non-profit organization representing customers) has called for electric utilities to make a new "covenant" with customers. The CAC outlines eight principles intended to balance various economic and environmental interests at stake in the debate. Among other things, the covenant would include a voluntary pledge by utilities that: customers' bills will not increase; the environment will not be polluted; universal service will be provided; construction of new power plants will be avoided; and customers will not be harmed by utility self-dealing.

Cinergy, CG&E, and ULH&P

Kentucky There has been considerably less activity and interest in industry restructuring in Kentucky. This situation is generally attributed to the fact that Kentucky is one of the lowest-cost states in the country for electric service. While large volume customers have circulated a draft of a retail wheeling bill, Cinergy does not believe such legislation, if introduced, would receive much attention in 1996.

Cinergy, CG&E, PSI, and ULH&P

Other States In addition to the states in which Cinergy operates, significant developments in other states have occurred during 1995. Not surprisingly, the higher-cost regions of the country have been most interested in facilitating the more rapid development of a competitive market for electric utilities.
For example, in December 1995, California regulators adopted a hybrid plan for restructuring the state's electric services industry. The plan will simultaneously create an ISO, a wholesale power exchange, and direct access (customer choice) phased in over five years beginning on January 1, 1998. The plan further provides for a non-bypassable competitive transition charge on all retail customers to ensure utilities the opportunity for full recovery of their stranded investments by 2005. Several aspects of the plan require enabling legislation to be passed in California prior to restructuring. The plan contemplates the continuation of state regulation over the transmission and distribution segments of the industry.

In the northeastern United States, Massachusetts, Connecticut, New Hampshire, and Rhode Island have all recently issued guidelines or principles for industry restructuring, authorized restructuring studies, or created retail wheeling pilot programs. In particular, the restructuring principles issued in August 1995 by the Massachusetts state commission provide for the largest utilities in the state to file negotiated restructuring plans in February 1996 to provide for a transition to full competition, including provisions for functional unbundling and retail wheeling. A major utility in the region has already filed a plan that provides for customer choice, transition to a competitive market, restructuring, lower prices to customers in the interim, and the recovery for shareholders of all stranded costs.

At the same time, the traditionally low-cost Midwest has also been exploring how competition can efficiently and effectively be implemented for the benefit of customers. In Wisconsin, a revised proposal by a state commissioner focuses on some of the social issues and economic trade-offs involved in restructuring the industry. The plan has established the year 2000 as a target date for implementation of restructuring in that state, modifying the previously adopted "building block" approach. The proposal would create an ISO for the transmission system, while the distribution system would continue to be subject to commission jurisdiction. Other provisions of the proposal include a request for utilities to file plans for establishing functional separation of the generation, transmission, and distribution business units, commission certification of new market entrants, continuation of the winter moratorium on disconnections, a permanent commitment to low-income and universal service programs, priority generation service for Wisconsin customers, and the transfer of the risk of decisions on power generation from customers to shareholders.

The state of Michigan has proposed a thorough review of existing state laws and the comprehensive changes to those laws that would be required to facilitate competition in the electric utility industry. Additionally, Michigan has also mandated retail wheeling experiments for two of the large utility companies in the state, scheduled to begin at the time of each respective utility's next capacity solicitation. In Illinois, the legislature has passed a resolution establishing a joint legislative committee to study and recommend policy changes regarding competition. At least two of Illinois' investor-owned utilities have recently filed two proposed retail wheeling pilot programs with the state commission.

Cinergy, CG&E, PSI, and ULH&P

Cinergy's Future - Others' Views The major credit rating agencies continue to recognize the risk of the imminent restructuring of the electric utility industry. In August 1995, Moody's issued a report entitled "Stranded Costs Will Threaten Credit Quality of U.S. Electrics", wherein Moody's notes its belief that a substantial amount of fixed costs approved for recovery under the traditional regulatory regime is likely to be stranded. In November 1995, S&P issued its report, "Direct Access Threatens Electric Utility Revenues", in which S&P estimated the potential loss of annual revenues in the industry. However, Cinergy has received praise and some measure of optimism for its position in a more competitive environment. As part of the November 1995 upgrade of Cinergy's operating subsidiaries' debt and preferred stock, Moody's expressed its opinion that Cinergy "will have no exposure to stranded costs" and that "Cinergy is expected to be a formidable competitor because of its low production costs". All such models used to predict potential exposure to stranded costs are extremely sensitive to the assumed future market clearing price. In its July 1995 upgrade of Cinergy's operating subsidiaries' debt and preferred stock, S&P commented that "the business position evaluation of all the Cinergy operating units is now high average" reflecting "low electric production costs, efficient coal-fired equipment, relatively low rates, a well positioned gas operation, the absence of nuclear challenges, a healthy service territory, and a balanced capital structure".

Certain sell-side equity analysts continue to rank Cinergy highly as a utility possessing a strong competitive profile and aggressive and innovative management, with some considering Cinergy to be well positioned to outperform the market in the competitive arena. Cinergy believes the opinions of these rating agencies and equity analysts further support its position that its competitive strategy and agenda will be successful.

Cinergy, CG&E, and ULH&P

Gas Utility Industry

Order 636 In 1992, the FERC issued Order 636 which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 mandated changes to the way CG&E and its utility subsidiaries purchase gas supplies and contract for transportation and storage services, resulting in increased risks in meeting the gas demands of their customers.

CG&E and its utility subsidiaries have responded to the supply risks and opportunities of Order 636 by introducing innovations to their supply strategy. These innovations include: contracting with major producers and marketers for firm gas supply agreements with flexible, extremely market sensitive pricing, marketing short-term unused pipeline capacity and storage gas to other companies throughout the country through use of electronic bulletin boards, and restructuring their allotment of interstate pipeline capacity among delivering pipelines.

Order 636 also allowed pipelines to recover transition costs they incurred in complying with the order from customers, including CG&E and its utility subsidiaries. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its residential and industrial customer groups providing for recovery of these pipeline transition costs. CG&E is presently recovering its Order 636 transition costs pursuant to a PUCO-approved tariff. CG&E and its utility subsidiaries, including ULH&P, recover such costs through their gas cost recovery mechanisms.

Customer Choice In a January 1996 gas filing in Ohio (see additional discussion in Note 2(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplemental Data"), CG&E proposed to initiate a pilot program that would allow residential customers the ability to choose their gas supplier and have CG&E transport the gas for them. This pilot program for residential customers is essentially an extension of customer choice that has been available for several years to large-volume commercial and industrial customers.

Proposed Legislation House Bill 476 (HB) 476 was adopted unanimously by the Ohio House of Representatives in March 1996. HB 476 addresses regulatory reform of the natural gas industry at the state level and thus is an extension of Order 636 for local distribution companies. The proposed legislation, among other things, provides that natural gas commodity sales services may be exempted from PUCO regulation and that the PUCO allow alternative rate-making methodologies in connection with other regulated services. The Ohio Senate is expected to begin consideration of the legislation in April 1996

Cinergy, CG&E, PSI, and ULH&P

Substantial Accounting Implications Historically, regulated utilities have applied the provisions of Statement 71. The accounting afforded regulated utilities in Statement 71 is based on the fundamental premise that rates authorized by regulators allow recovery of a utility's costs, including the cost of capital. These principles have allowed the deferral of costs (i.e., regulatory assets) based on assurances of a regulator as to the future recoverability of the costs in rates charged to customers. Certain criteria must be met in order to continue to apply the provisions of Statement 71, including regulated rates designed to recover the specific utility's costs. Failure to satisfy the criteria in Statement 71 would eliminate the basis for reporting regulatory assets.

Although Cinergy's current regulatory orders and regulatory environment fully support the continued recognition of its regulatory assets, the ultimate outcome of the changing competitive environment could result in Cinergy discontinuing application of Statement 71 for all or part of its business. Such an event would require the write-off of the portion of any regulatory asset for which sufficient regulatory assurance of future recovery no longer exists. No evidence currently exists that would support a write-off of any portion of Cinergy's regulatory assets.

In March 1995, the FASB issued Statement 121, which is effective in January 1996 for Cinergy. Statement 121, which addresses the identification and measurement of asset impairments for all enterprises, will be particularly relevant for electric utilities as a result of the potential for deregulation of the generation segment of the business. Statement 121 requires recognition of impairment losses on long-lived assets when book values exceed expected future cash flows. Based on the regulatory environment in which Cinergy currently operates, compliance with the provisions of Statement 121 is not expected to have an adverse effect on its financial condition or results of operations. However, this conclusion may change in the future as competitive pressures and potential restructuring influence the electric utility industry.

Cinergy intends to continue its pursuit of competitive strategies that mitigate the potential impact of these issues on the financial condition of the Company.

Cinergy, CG&E, PSI, and ULH&P

SECURITIES RATINGS

Reflecting the positive results and future benefits of the merger, the credit ratings of Cinergy's operating subsidiaries' debt and preferred stock have been upgraded by Fitch Investors Service, Inc. (Fitch), Moody's, and S&P. Additionally, Duff & Phelps Credit Rating Co. (D&P) upgraded the credit ratings of PSI's and CG&E's debt. Among the reasons cited for the upgrades were decreases in projected capital expenditures, lower new capacity needs, lower combined power production costs, reduced operation and maintenance expenses, enhanced transmission capabilities, competitive retail rates, and strengthening financial profiles.
The current ratings are provided in the following table:

                               D&P         Fitch      Moody's     S&P

CG&E
  Secured Debt                  A-           A-         A3         A-
  Senior Unsecured Debt	      BBB+      Not rated     Baa1       BBB+
  Junior Unsecured Debt        BBB       Not rated     Baa2       BBB+
  Preferred Stock              BBB          BBB+       baa1       BBB+

PSI
  Secured Debt                  A-           A-         A3         A-
  Unsecured Debt            Not rated       BBB+       Baa1       BBB+
  Preferred Stock              BBB          BBB+       baa1       BBB+

ULH&P
  Secured Debt                  A-       Not rated      A3         A-
  Unsecured Debt            Not rated    Not rated     Baa1       BBB+

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

REGULATORY MATTERS

Cinergy and PSI

Indiana

PSI's Current Retail Rate Proceeding PSI currently has pending before the IURC a retail rate increase request of 10.3% ($102.9 million annually). Major components of the increase include the costs of the Clean Coal Project, increased DSM costs, the costs of a scrubber at Gibson, and other investments in utility plant. Both the Clean Coal Project and the scrubber at Gibson were previously approved by the IURC. The request also reflects a return on common equity of 11.9%, before the 100 basis points additional common equity return allowed as a merger savings sharing mechanism in the February 1995 Order discussed further herein, with an 8.6% overall rate of return on net original cost rate base. The UCC filed testimony with the IURC recommending a 4.7% ($47.3 million annually) retail rate increase. The primary differences between PSI's request and the UCC's proposal are the requested return on common equity and DSM costs. The UCC recommended the requested increase in DSM costs be excluded from this proceeding and addressed in a separate currently pending proceeding specifically established to review PSI's current and proposed DSM programs. An order in the rate proceeding is anticipated by the end of the second quarter of 1996. Cinergy cannot predict what action the IURC may take with respect to this proposed rate increase. (See the "Capital Resources" section herein and Notes 2(a) and 17 in "Item 8. Financial Statements and Supplementary Data".)

February 1995 Order - Retail Rate Proceeding and Merger Savings Allocation Plan The IURC's February 1995 Order approved a settlement agreement between PSI and certain intervenors which authorized PSI to increase retail rates $33.6 million on an annual basis. The $33.6 million increase is before reductions for customer credits for Non-fuel Merger Savings and excludes increases for carrying costs attributable to certain environmental expenditures not included in PSI's base retail electric rates, both of which are further discussed herein. The increase included, among other things, recovery of the costs of postretirement benefits other than pensions on an accrual basis, recovery of DSM expenditures, and recovery of a portion of amounts deferred for post-in-service carrying costs and depreciation expense. The February 1995 Order also reflects the adoption of lower depreciation rates, which reduced annual depreciation expense by approximately $30 million. This rate increase reflected an 11.9% return on common equity with an 8.25% overall rate of return on net original cost rate base.

Additionally, through December 31, 1997, the February 1995 Order provides a mechanism to allocate PSI's share of net Non-fuel Merger Savings between PSI's customers and Cinergy's shareholders. In essence, the mechanism guarantees PSI's customers 50% of PSI's portion of projected net Non-fuel Merger Savings. PSI's customers are receiving these merger savings via credits to base rates of $4.4 million in 1995 and an additional $2.2 million and $2.4 million in 1996 and 1997, respectively. The credits in 1996 and 1997 will be applied to the retail rates established in PSI's previously discussed current retail rate proceeding. After 1997, the accumulated credits will continue until the effective date of an order in a PSI retail rate proceeding.

The Non-fuel Merger Savings sharing mechanism provides PSI with a financial incentive to achieve, or exceed, merger savings projections and enhance operating efficiencies by allowing PSI to earn up to a 13.25% return on common equity until the effective date of an IURC order in PSI's current retail rate proceeding. Upon the effective date of an order relating to the current retail rate proceeding, the February 1995 Order provides PSI an opportunity to earn an additional 100 basis points above the common equity rate of return to be granted by the IURC in such order until December 31, 1997. To be eligible for the additional earnings, PSI must meet certain performance-related standards. PSI currently meets these standards which are measured in conjunction with quarterly fuel adjustment clause filings.

This arrangement for sharing of Non-fuel Merger Savings allows PSI to recover Merger Costs over a 10-year period. (See Note 1(i) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".) Any mechanism for sharing of merger savings after December 31, 1997, will be determined in subsequent regulatory proceedings.

Effective with this order, PSI began recovering carrying costs on certain environmental-related projects while under construction and prior to the date of an order reflecting such projects in rates. Through this mechanism, revenues were increased by $9 million, $18 million, and $2 million on an annual basis in February 1995, March 1995, and January 1996, respectively.

Finally, the February 1995 Order included certain additional ratemaking and accounting mechanisms to address regulatory lag (see Notes 1(h) and 13(a) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Cinergy and CG&E

Ohio

CG&E's Current Gas Rate Proceeding In January 1996, CG&E filed a request with the PUCO supporting a gas rate increase of 7.8% ($26.7 million annually). The increase, anticipated to be effective in November 1996, is being requested, in part, to recover capital investments made since CG&E's last gas rate increase in 1993. The proposed rate design includes a pilot program that would allow 8,000 to 12,000 residential customers to choose their natural gas supplier with CG&E providing transportation services to the customers' premises. Settlement discussions with gas customer representatives, which began in July 1995, are ongoing. Cinergy cannot predict the outcome of the settlement discussions nor what actions the PUCO may take with respect to the proposed rate increase. (See the "Capital Resources" section herein.)

Other During the 1992 through 1994 period, CG&E received a number of rate increases. The primary reasons for the electric rate increases were recovery of CG&E's investments in Zimmer and Woodsdale units. The gas rate increase reflected investments in new and replacement gas mains and facilities.

In the August 1993 Order, the PUCO authorized annual increases of approximately $41 million (5%) in electric revenues and $19 million (6%) in gas revenues.

In April 1994, the PUCO issued an order approving a settlement agreement among CG&E, the PUCO Staff, the Ohio Office of Consumers' Counsel, and other intervenors which resolved outstanding issues related to the merger and the May 1992 Order which established a rate phase-in plan for Zimmer. As a result of this order, the rate phase-in plan, which granted annual increases in electric revenues of $37.8 million, $38.8 million, and $39.8 million in May 1992, 1993, and 1994, respectively, remained unchanged. Additionally, as part of this settlement, CG&E agreed to a moratorium on increases in base electric rates until January 1, 1999 (except under certain circumstances), and, in return, is allowed to retain all PUCO electric jurisdictional Non-fuel Merger Savings until 1999.

Consistent with the provisions of the settlement agreement, CG&E expensed Merger Costs of $32 million in 1994 and $5 million in 1995 applicable to its PUCO electric jurisdiction. CG&E and its utility subsidiaries are deferring the non-PUCO electric jurisdictional portion of Merger Costs for future recovery in customer rates, including $6 million in CG&E's current gas rate proceeding.

Cinergy, CG&E, and ULH&P

Kentucky In mid-1993, the KPSC issued orders authorizing ULH&P to increase annual gas revenues by $4 million.

In exchange for the KPSC's support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case and extending to January 1, 2000.

In 1994, ULH&P deferred $1.8 million of Merger Costs. ULH&P intends to continue deferring its portion of Merger Costs for future recovery in customers' rates.

Cinergy, CG&E, and ULH&P

Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of the gas operations for a period of three years. However, as previously discussed in the "Competitive Pressures" section, in June 1995, the SEC endorsed recommendations for reform/repeal of the PUHCA, including allowing registered holding companies to own combination electric and gas utility companies, provided the affected states agree. In addition, legislation providing for the repeal of the PUHCA is currently pending before Congress.

Regardless of the outcome of the proposals to reform/repeal the PUHCA, Cinergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

ENVIRONMENTAL ISSUES

Cinergy, CG&E, and PSI

CAAA The 1990 revisions to the Clean Air Act require reductions in both sulfur dioxide and nitrogen oxide emissions from utility sources. Reductions of these emissions are to be accomplished in two phases. Compliance under Phase I was required by January 1, 1995, and Phase II compliance is required by January 1, 2000. To achieve the sulfur dioxide reduction objectives of the CAAA, emission allowances have been allocated by the EPA to affected sources (e.g., Cinergy's electric generating units). Each allowance permits one ton of sulfur dioxide emissions. The CAAA allows compliance to be achieved on a national level, which provides companies the option to achieve this compliance by reducing emissions and/or purchasing emission allowances.

Cinergy's operating strategy for Phase I is based upon the compliance plans developed by PSI and CG&E and approved by the IURC and the PUCO. All required modifications to Cinergy's generating units to implement the compliance plans were completed prior to January 1, 1995.

To comply with Phase II sulfur dioxide emission requirements, Cinergy's current strategy includes a combination of switching to lower-sulfur coal blends and utilizing its emission allowance banking strategy. This cost effective strategy will allow Cinergy to meet Phase II sulfur dioxide reduction requirements while maintaining optimal flexibility to meet changes in output due to increased customer choice as well as potentially significant future environmental demands. Cinergy intends to utilize an emission allowance banking strategy to the extent a viable emission allowance market exists. However, the availability and economic value of emission allowances over the long term is still uncertain. In the event the market price for emission allowances or lower-sulfur coal increases substantially from the current forecast, Cinergy could be forced to consider high-cost, capital options.

To meet nitrogen oxide reductions required by Phase II, Cinergy may install additional low-nitrogen oxide burners on certain affected units in addition to the use of a nitrogen oxide emission averaging strategy.

Cinergy is forecasting CAAA compliance capital expenditures of $34 million during the 1996 through 2000 period. Of the forecasted expenditures, $19 million relates to CG&E and $15 million relates to PSI. These construction expenditures are included in the amounts provided in the "Capital Requirements" section herein. In addition, operating costs may increase due to higher fuel costs (e.g., higher-quality, lower-sulfur coal; increased use of natural gas) and maintenance expenses.

Global Climate Change Some scientists, environmentalists, and policymakers continue to express concern about the potential for climate change from increasing amounts of greenhouse gases released as by-products of burning fossil fuel and other industrial processes. However, significant uncertainty exists concerning increased greenhouse gas concentrations and their effect on the global climate system. Cinergy's plan for managing the potential risk and uncertainty of climate change includes: (1) implementing cost effective greenhouse gas emission reduction and offsetting activities; (2) encouraging the use of alternative fuels for transportation vehicles (a major source of greenhouse gases); (3) funding research of more efficient and alternative electric generating technologies; (4) funding research to better understand the causes and consequences of climate change; and (5) encouraging a global discussion of the issues and how best to manage them. Cinergy believes that voluntary programs, such as the United States Department of Energy Climate Challenge program which Cinergy joined in 1995, can successfully limit greenhouse gas emissions.

Air Toxics The air toxics provisions of the CAAA exempt fossil-fueled steam utility plants from mandatory reduction of 189 listed air toxics until the EPA completes a study, expected in early 1996, of the risk of these emissions on public health. If additional air toxics regulations are issued, the cost of compliance could be significant. Cinergy cannot predict the outcome or the effects of this EPA study.

Cinergy, CG&E, PSI, and ULH&P

Other As more fully discussed in Note 13(b)(ii) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data", PSI has received notification from IGC and NIPSCO alleging PSI is a PRP under the CERCLA with respect to certain MGP sites.

PSI has not assumed any responsibility to reimburse IGC or NIPSCO for their costs of investigating and remediating MGP sites, with the exception of a site at Shelbyville, for which the costs are not material. It is premature, at this time, to predict the nature, extent, and ultimate costs of, or PSI's responsibility for, environmental investigations and remediations at MGP sites owned or previously owned by PSI. Information available to PSI regarding the current status of investigation and/or remediation at the sites identified in IGC's claim indicates PSI's potential exposure to probable and reasonably estimable liabilities associated with these MGP sites would not be material to its financial condition or results of operations. However, further investigation and remediation activities at these sites and the additional sites identified in NIPSCO's claim may indicate that the potential liability for MGP sites could be material.

During 1995, the IURC denied IGC's request for recovery of costs incurred relating to its MGP sites, which included sites acquired from PSI. IGC has appealed this decision. The IURC has granted PSI's motion to establish a sub-docket to PSI's pending retail rate proceeding to consider its request for rate recovery of any MGP site-related costs it may incur. PSI is unable to predict the extent to which it will be able to recover through rates any MGP costs ultimately incurred.

Refer to Note 13(b) and (c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a more detailed discussion of the status of certain environmental issues.

CAPITAL REQUIREMENTS

CONSTRUCTION

Cinergy, CG&E, PSI, and ULH&P

Construction expenditures for the Cinergy system are forecasted to be approximately $360 million for 1996, and over the next five years (1996 through 2000), are forecasted to be approximately $2.1 billion. Of these projected expenditures, approximately $195 million and $1.1 billion relate to CG&E (including $18 million and $102 million for ULH&P) and $165 million and $1.0 billion relate to PSI, each respectively, for 1996 and over the next five years. These expenditures include approximately $1.1 billion, about half of which relates to each CG&E and PSI, for production plant additions, of which $520 million ($285 million for CG&E and $235 million for PSI) relate to investments in new generation. As previously discussed in the "Competitive Pressures" section, potential deregulation of the generation segment of the electric utility industry creates numerous uncertainties (e.g., customer self-and cogeneration efforts, alternative supply-side options, and eventual retail wheeling) which could affect Cinergy's generation resource plan. Cinergy plans to continue to evaluate future generation investments to maintain maximum flexibility in its ability to react to change as it occurs in the industry. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increases, and other related factors which may change significantly.)

OTHER COMMITMENTS

Cinergy, CG&E, PSI, and ULH&P

DSM The level of Cinergy's future expenditures on DSM programs within its regulated franchise is contingent on the extent to which recovery of its DSM costs is assured by the applicable state utility regulatory commissions. PSI currently has a proceeding pending before the IURC to address its ongoing DSM programs.

Cinergy, CG&E, PSI, and ULH&P

Securities Redemptions In January 1996, CG&E retired $5 million principal amount of its 10.20% first mortgage bonds (due December 1, 2020). Additionally, CG&E redeemed on February 15, 1996, the remaining $131.5 million principal amount of these bonds at a price of 100% through the M&R Fund provision of its first mortgage bond indenture. ULH&P also redeemed on the same date $9 million principal amount of its 10 1/4% first mortgage bonds (due November 15, 2020) at a price of 107.20% and the remaining $6 million principal amount of such bonds at a price of 100% through its M&R Fund provision. M&R Fund provisions contained in CG&E's, PSI's, and ULH&P's first mortgage bond indentures require cash payments, bond retirements, or pledges of unfunded property additions each year based on a formularized amount related to the net revenues of the respective company.

Mandatory redemptions of long-term debt and cumulative preferred stock total $456 million ($322 million for CG&E, including $20 million for ULH&P, and $134 million for PSI) during the period 1996 through 2000. Cinergy will continue to evaluate opportunities for the refinancing of outstanding securities beyond mandatory redemption requirements.

Cinergy, CG&E, PSI, and ULH&P

1996 Voluntary Workforce Reduction Program In January 1996, Cinergy announced a voluntary workforce reduction program which provides enhanced retirement and/or severance benefits to eligible employees. The program is being offered in conjunction with a corporate-wide initiative to redesign Cinergy's business processes to achieve additional merger savings and further enhance Cinergy's low-cost position. There are 840 employees who meet certain age and service requirements and are potentially eligible for enhanced retirement benefits under this program. Eligible employees who do not meet age and service requirements would receive severance benefits upon resignation from their employment. Program costs will not be known until after the participation election period ends on May 15, 1996 (see Note 13(g) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data"). A significant portion of these benefits will be eligible for funding from qualified retirement plan assets.

Cinergy and PSI

Other Funds are required for a payment of $80 million in accordance with the settlement of PSI's WVPA litigation. The timing of this payment, which could occur in 1996, is dependent on the outcome of various issues related to WVPA's bankruptcy proceeding (see Notes 13(e) and 17 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

CAPITAL RESOURCES

Cinergy, CG&E, PSI, and ULH&P

Cinergy forecasts that its, CG&E and its subsidiaries', PSI's, and ULH&P's need, if any, for external funds during the 1996 through 2000 period will primarily be for the refinancing of long-term debt and preferred stock, as previously discussed. (This forecast reflects nominal dollars and assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increases, and other related factors which may change significantly.)

INTERNAL FUNDS

Cinergy, CG&E, PSI, and ULH&P

General Currently, substantially all of Cinergy's revenues and corresponding cash flows are derived from the cost-of-service regulated operations of CG&E and its subsidiaries, including ULH&P, and PSI. As previously discussed in the "Competitive Pressures" section, Cinergy believes the generation segment of the electric utility industry will ultimately be deregulated. However, the timing and nature of the restructuring is uncertain. In the interim, revenues provided by cost-of-service regulated operations are anticipated to continue as the primary source of funds for Cinergy. As a result of its low-cost position and market strategy, over the long term, Cinergy believes it will be successful in a more competitive environment. However, as the industry becomes more competitive, future cash flows from Cinergy's operations could be subject to a higher degree of volatility than under the present regulatory structure.

Cinergy and PSI

Contribution from Parent Company In December 1994, Cinergy publicly issued approximately 7.1 million shares of common stock. The net proceeds of approximately $160 million were contributed to the equity capital of PSI for general corporate purposes, including repayment of short-term indebtedness incurred for construction financing.

Cinergy and PSI

Regulatory Lag Ratemaking And Accounting Mechanisms As previously discussed in the "Regulatory Matters" section, PSI is currently recovering carrying costs on certain major projects prior to receipt of an order reflecting the projects in rates. To the extent carrying costs are not recovered currently on these projects, PSI has approval for deferral of carrying costs until such projects are reflected in rates (see Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

Cinergy, CG&E, PSI, and ULH&P

Merger Savings As previously discussed in the "Regulatory Matters" section, PSI and CG&E currently have regulatory orders in effect which provide mechanisms for the retention of a portion of net Non-fuel Merger Savings.

Cinergy, CG&E, PSI, and ULH&P

DSM Costs In addition to the recovery of previous deferrals of DSM program costs, the February 1995 Order authorized recovery by PSI of $23 million of DSM expenditures on an annual basis. Pursuant to the February 1995 Order, DSM expenditures in excess of this $23 million base level are being deferred for future recovery in rates. If DSM expenditures in any calendar year are less than the $23 million in base rates, the unamortized balance of deferred DSM expenditures will be reduced by such difference. In its current retail rate proceeding, PSI has requested similar treatment of DSM costs, including an increase in the ongoing annual expense level from $23 million to $39 million.

The August 1993 Order authorized CG&E to recover annually approximately $5 million of costs associated with DSM programs for residential customers. In 1995, the PUCO authorized the deferral, with carrying costs, of the expenditures associated with a number of approved DSM programs to the extent such expenditures are in excess of the $5 million already being recovered. CG&E is also requesting PUCO approval to defer the costs of additional DSM programs. In addition, the KPSC has authorized recovery of costs related to various DSM programs of ULH&P.

See Note 1(g) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

COMMON STOCK

Cinergy

During 1995, 1994, and 1993, Cinergy issued 2.6 million, 2.8 million, and 2.3 million shares, respectively, of common stock pursuant to its dividend reinvestment and stock purchase plan and various stock-based employee plans. Historically, Cinergy has satisfied its obligations under these plans through the issuance of additional shares of common stock. In the future and to the extent possible, Cinergy plans to use market purchases of outstanding common stock to satisfy all or at least a portion of its obligations under these plans. At December 31, 1995, 15.8 million shares were reserved for issuance under Cinergy's stock-based plans.

LONG-TERM DEBT AND PREFERRED STOCK

Cinergy, CG&E, PSI, and ULH&P

As of December 31, 1995, CG&E, PSI, and ULH&P had state regulatory authority for long-term debt issuances of $250 million, $298 million, and $40 million, respectively. Additionally, PSI had IURC authority to issue up to $40 million of preferred stock. Regulatory approval to issue additional amounts of debt securities and preferred stock will be requested as needed.

SHORT-TERM DEBT

Cinergy, CG&E, PSI, and ULH&P

Cinergy's subsidiaries had regulatory authority to borrow up to $838 million ($438 million for CG&E and its subsidiaries, including $35 million for ULH&P, and $400 million for PSI) as of December 31, 1995. In connection with this authority, Committed Lines have been established which permit borrowings of up to $322 million ($106 million for CG&E and its subsidiaries, including $30 million for ULH&P, and $215 million for PSI) of which $182 million ($106 million for CG&E and its subsidiaries, including $30 million for ULH&P, and $74 million for PSI) remained unused at December 31, 1995. CG&E and PSI also issue commercial paper from time to time. All outstanding commercial paper is supported by Committed Lines of the respective company. Additionally, pursuant to this authority, Uncommitted Lines are arranged with various banks. All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

To better manage cash and working capital requirements, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P, participate in a money pooling arrangement. Under the money pool, participants with surplus short-term funds, whether from internal sources, bank loans, or commercial paper sales, provide short-term loans to other system companies at rates that approximate the cost of the funds in the money pool. The SEC's approval, pursuant to the PUHCA, of the money pool extends through May 31, 1997.

In addition, Cinergy has a $100 million credit facility which expires in September 1997 and was unused at December 31, 1995. The facility may be increased to a maximum of $300 million, and the Company has an annual option of extending the term of the facility by one year. This credit facility will be used for general corporate purposes and funding non-utility business ventures.

SALE OF ACCOUNTS RECEIVABLE

Cinergy, CG&E, PSI, and ULH&P

In January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable up to an aggregate maximum of $350 million. PSI had a similar agreement, which expired in January 1996, to sell up to $90 million of its accounts receivable.

Cinergy, CG&E, PSI, and ULH&P

ACCOUNTING CHANGES

See the information on Statement 121 provided herein under the caption "Substantial Accounting Implications" and Note 1(d) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

Cinergy, CG&E, PSI, and ULH&P

INFLATION

Over the past several years, the rate of inflation has been relatively low. Cinergy believes that the recent inflation rates do not materially affect its results of operations or financial condition. However, under existing regulatory practice, only the historical cost of plant is recoverable from customers. As a result, cash flows designed to provide recovery of historical plant costs may not be adequate to replace plant in future years.

Cinergy, CG&E, and PSI

DIVIDEND RESTRICTIONS

See Notes 3(b) and 4(c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".

Cinergy, CG&E, PSI, and ULH&P

RESULTS OF OPERATIONS

Reference is made to "ITEM 8.  Financial Statements and Supplementary Data".

        Index to Financial Statements and Financial Statement Schedules


Financial Statements

  Cinergy, CG&E, PSI, and ULH&P
     Report of Independent Public Accountants. . . . . . . .
  Cinergy
     Consolidated Statements of Income for the
      three years ended December 31, 1995 . . . . . . . . .
     Consolidated Balance Sheets at
       December 31, 1995 and 1994 . . . . . . . . . . . . .
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1995. . . . . . . . . . . . . . .
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1995. . . . .
     Results of Operations. . . . . . . . . . . . . . . . .
  CG&E
     Consolidated Statements of Income for the
       three years ended December 31, 1995. . . . . . . . .
     Consolidated Balance Sheets at
       December 31, 1995 and 1994 . . . . . . . . . . . . .
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1995. . . . . . . . . . . . . . .
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1995. . . . .
     Results of Operations. . . . . . . . . . . . . . . . .
  PSI
     Consolidated Statements of Income for the
       three years ended December 31, 1995. . . . . . . . .
     Consolidated Balance Sheets at
       December 31, 1995 and 1994 . . . . . . . . . . . . .
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1995. . . . . . . . . . . . . . .
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1995. . . . .
     Results of Operations. . . . . . . . . . . . . . . . .
  ULH&P
     Statements of Income for the three years ended
       December 31, 1995. . . . . . . . . . . . . . . . . .
     Balance Sheets at December 31, 1995 and 1994 . . . . .
     Statements of Changes in Common Stock Equity
       for the three years ended December 31, 1995. . . . .
     Statements of Cash Flows for the three years
       ended December 31, 1995. . . . . . . . . . . . . . .
     Results of Operations. . . . . . . . . . . . . . . . .

  Notes to Financial Statements . . . . . . . . . . . . . .

Financial Statement Schedules
     Schedule II - Valuation and Qualifying Accounts
       Cinergy . . . . . . . . . . . . . . . . . . . . . .
       CG&E. . . . . . . . . . . . . . . . . . . . . . . .
       PSI . . . . . . . . . . . . . . . . . . . . . . . .
       ULH&P . . . . . . . . . . . . . . . . . . . . . . .


The information required to be submitted in schedules other than those indicated above has been included in the balance sheets, the statements of income, related schedules, the notes thereto, or omitted as not required by the Rules of Regulation S-X.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company:

We have audited the financial statements of Cinergy Corp. (a Delaware Corporation), The Cincinnati Gas & Electric Company (an Ohio Corporation), PSI Energy, Inc. (an Indiana Corporation), and The Union Light, Heat and Power Company (a Kentucky Corporation), as of December 31, 1995 and 1994, and for each of the three years in the period ended December 31, 1995, as listed in the index on page 46. These financial statements and the schedules referred to below are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental financial statement schedules listed in the index on page 47 pursuant to Item 14, are presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations under the Securities Exchange Act of 1934 and are not a required part of the basic financial statements. The supplemental financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP
Cincinnati, Ohio,
January 25, 1996

                                    CINERGY CORP.

                          CONSOLIDATED STATEMENTS OF INCOME

                                           1995           1994           1993
                                        (in thousands, except per share amounts)
Operating Revenues (Note 2)
  Electric                              $2 620 581     $2 455 537     $2 374 242
  Gas                                      410 852        442 398        469 296
                                         3 031 433      2 897 935      2 843 538

Operating Expenses
  Fuel used in electric production         716 754        712 993        733 159
  Gas purchased                            206 250        248 293        280 836
  Purchased and exchanged power             47 632         49 082         36 209
  Other operation                          534 587        563 650        456 590
  Maintenance                              182 180        200 959        192 877
  Depreciation                             279 759        294 395        278 882
  Amortization of phase-in deferrals         9 091           -              -
  Post-in-service deferred operating
    expenses - net                          (2 500)        (5 998)       (11 540)
  Phase-in deferred depreciation              -            (2 161)        (8 524)
  Income taxes (Note 12)                   219 462        152 181        172 637
  Taxes other than income taxes            256 086        244 051        229 148
                                         2 449 301      2 457 445      2 360 274

Operating Income                           582 132        440 490        483 264

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                      1 964          6 201         14 327
  Post-in-service carrying costs             3 186          9 780         18 105
  Phase-in deferred return                   8 537         15 351         35 334
  Reduction of loss related to the
    IURC's June 1987 Order                    -              -            20 134
  Write-off of a portion of Zimmer            -              -          (234 844)
  Income taxes (Note 12)
    Related to the IURC's June 1987
      Order                                   -              -            (7 444)
    Related to the write-off of a
      portion of Zimmer                       -              -            12 085
    Other                                    5 391         10 609         21 043
  Other - net                                3 497        (28 444)       (40 299)
                                            22 575         13 497       (161 559)

Income Before Interest and Other Charges   604 707        453 987        321 705

Interest and Other Charges
  Interest on long-term debt               213 911        219 248        225 990
  Other interest                            20 826         20 370          7 923
  Allowance for borrowed funds used
    during construction                     (8 065)       (12 332)       (12 740)
  Preferred dividend requirements of
    subsidiaries                            30 853         35 559         37 985
                                           257 525        262 845        259 158

Net Income                              $  347 182     $  191 142     $   62 547

Average Common Shares Outstanding          156 620        147 426        144 226

Earnings Per Common Share                    $2.22          $1.30           $.43

Dividends Declared Per Common Share          $1.72          $1.50          $1.46

The accompanying notes are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1995          1994_
                                                       (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                         $8 617 695     $8 292 625
    Gas                                                 680 339        645 602
    Common                                              184 663        185 718
                                                      9 482 697      9 123 945
  Accumulated depreciation                            3 367 401      3 163 802
                                                      6 115 296      5 960 143
  CWIP                                                  135 852        238 750
      Total utility plant                             6 251 148      6 198 893

Current Assets
  Cash and temporary cash investments                    35 052         71 880
  Restricted deposits                                     2 336         11 288
  Accounts receivable less accumulated provision
    of $10,360 in 1995 and $9,716 in 1994
    for doubtful accounts (Note 7)                      371 150        299 509
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                 122 409        156 028
    Gas stored for current use                           21 493         31 284
    Other materials and supplies                         85 076         92 880
  Property taxes applicable to subsequent year          116 822        112 420
  Prepayments and other                                  32 347         36 416
                                                        786 685        811 705

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes           423 493        408 514
    Post-in-service carrying costs and deferred
      operating expenses                                187 190        185 280
    Phase-in deferred return and depreciation           100 388        100 943
    Deferred DSM costs                                  129 400        104 127
    Deferred merger costs                                56 824         49 658
    Unamortized costs of reacquiring debt                73 904         70 424
    Other                                                74 911         86 389
  Other                                                 136 121        133 909
                                                      1 182 231      1 139 244

                                                     $8 220 064     $8 149 842

The accompanying notes are an integral part of these consolidated financial statements.

                                              CINERGY CORP.

CAPITALIZATION AND LIABILITIES

                                                            December 31
                                                         1995          1994
                                                       (dollars in thousands)
Common Stock Equity (Note 3)
  Common stock - $.01 par value;
    authorized shares - 600,000,000;
    outstanding shares - 157,670,141 in 1995
    and 155,198,038 in 1994                          $    1 577     $    1 552
  Paid-in capital                                     1 597 050      1 535 658
  Retained earnings                                     950 216        877 061
      Total common stock equity                       2 548 843      2 414 271

Cumulative Preferred Stock of Subsidiaries
  (Note 4)
  Not subject to mandatory redemption                   227 897        267 929
  Subject to mandatory redemption                       160 000        210 000

Long-term Debt (Note 5)                               2 530 766      2 715 269
      Total capitalization                            5 467 506      5 607 469

Current Liabilities
  Long-term debt due within one year (Note 5)           201 900         60 400
  Notes payable (Note 6)                                165 800        228 900
  Accounts payable                                      263 403        266 467
  Litigation settlement (Note 13(e))                     80 000         80 000
  Accrued taxes                                         317 185        258 041
  Accrued interest                                       55 995         58 504
  Other                                                  61 938         52 092
                                                      1 146 221      1 004 404

Other Liabilities
  Deferred income taxes (Note 12)                     1 120 900      1 071 104
  Unamortized investment tax credits                    185 726        195 878
  Accrued pension and other postretirement
    benefit costs (Notes 10 and 11)                     171 771        133 578
  Other                                                 127 940        137 409
                                                      1 606 337      1 537 969
Commitments and Contingencies (Note 13)
                                                     $8 220 064     $8 149 842

                                      CINERGY CORP.

             CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                     Common      Paid-in       Retained     Total Common
                                      Stock      Capital       Earnings     Stock Equity
                                                 (dollars in thousands)
Balance December 31, 1992            $1 430     $1 260 474    $1 055 040     $2 316 944
Net income                                                        62 547         62 547
Issuance of 3,443,918 shares of
  common stock                           23         57 159                       57 182
Common stock issuance expenses                        (145)                        (145)
Costs of issuing and retiring
  preferred stock of subsidiaries                   (5 062)                      (5 062)
Dividends on common stock (see
  page 50 for per share amounts)                                (209 861)      (209 861)
Other                                                                 76             76

Balance December 31, 1993             1 453      1 312 426       907 802      2 221 681
Net income                                                       191 142        191 142
Issuance of 9,830,042 shares of
  common stock                           99        227 882                      227 981
Common stock issuance expenses                      (5 225)                      (5 225)
Dividends on common stock (see
  page 50 for per share amounts)                                (221 362)      (221 362)
Other                                                  575          (521)            54

Balance December 31, 1994             1 552      1 535 658       877 061      2 414 271
Net income                                                       347 182        347 182
Issuance of 2,472,103 shares of
  common stock - net                     25         60 343                       60 368
Common stock issuance expenses                        (229)                        (229)
Dividends on common stock (see
  page 50 for per share amounts)                                (268 851)      (268 851)
Other                                                1 278        (5 176)        (3 898)

Balance December 31, 1995            $1 577     $1 597 050    $  950 216     $2 548 843

The accompanying notes are an integral part of these consolidated financial statements.

                                        CINERGY CORP.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         1995          1994       1993
                                                                  (in thousands)

Operating Activities
  Net income                                          $ 347 182     $ 191 142   $  62 547
  Items providing (using) cash currently:
    Depreciation                                        279 759       294 395     278 882
    Deferred income taxes and investment
      tax credits - net                                  28 411        30 926      96 470
    Allowance for equity funds used during
      construction                                       (1 964)       (6 201)    (14 327)
    Regulatory assets - net                               1 026       (58 165)    (85 786)
    Write-off of a portion of Zimmer                       -             -        234 844
    Changes in current assets and current
      liabilities
        Restricted deposits                              (1 035)       10 046          40
        Accounts receivable                             (71 641)       40 550     (24 152)
        Materials, supplies, and fuel                    51 214       (45 949)     61 969
        Accounts payable                                 (3 064)       (8 191)     62 508
        Advance under accounts receivable purchase
          agreement                                        -          (49 940)     49 940
        Accrued taxes and interest                       56 635         5 753       7 257
    Other items - net                                    16 872        36 890     (83 481)

        Net cash provided by (used in) operating
          activities                                    703 395       441 256     646 711

Financing Activities
  Issuance of common stock                               60 139       222 756      57 037
  Issuance of preferred stock of subsidiaries              -             -        156 325
  Issuance of long-term debt                            344 280       420 935     538 704
  Funds on deposit from issuance of long-term debt        9 987        27 897     (31 342)
  Retirement of preferred stock of subsidiaries         (93 466)      (40 426)    (60 107)
  Redemption of long-term debt                         (398 833)     (313 682)   (502 335)
  Change in short-term debt                             (63 100)       51 186     (13 033)
  Dividends on common stock                            (268 851)     (221 362)   (209 861)

        Net cash provided by (used in) financing
          activities                                   (409 844)      147 304     (64 612)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)             (324 905)     (480 533)   (549 028)
  Deferred DSM costs - net                              (25 273)      (47 268)    (33 763)
  Equity investments in Argentine utilities              19 799          -           (206)

        Net cash provided by (used in) investing
          activities                                   (330 379)     (527 801)   (582 997)

Net increase (decrease) in cash and temporary
  cash investments                                      (36 828)       60 759        (898)
Cash and temporary cash investments at beginning
  of period                                              71 880        11 121      12 019
Cash and temporary cash investments at end of
  period                                              $  35 052     $  71 880   $  11 121

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)              $ 218 357     $ 211 163   $ 213 774
    Income taxes                                        140 189        96 680      81 327

The accompanying notes are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - CINERGY

Kwh Sales

Cinergy's total kwh sales in 1995, as compared to 1994, increased 4.1%, reflecting increased sales to all retail customer classes. Contributing significantly to this increase were higher residential and commercial sales due to warmer weather during the 1995 summer cooling season and colder weather during the fourth quarter of 1995. Additionally, increased sales to industrial customers, reflecting growth in the primary metals and chemicals sectors, contributed to the increased kwh sales level. These increases were offset, in part, by a decline in non-firm power sales for resale.

Total kwh sales increased 2.8% in 1994, as compared to 1993, due in large part to non-firm power sales for resale, reflecting third party, short-term power sales to other utilities through PSI's system and direct power sales by PSI to other utilities. This increase was partially offset by CG&E's reduced power sales to other utilities in 1994. Also significantly contributing to the total kwh sales levels were increased sales to industrial customers. This increase reflected growth in the primary metals and transportation equipment sectors. Commercial sales increased due, in part, to new customers. A decrease in residential sales resulted from the milder weather experienced during the third and fourth quarters of 1994.

A return to more normal weather contributed to the 5.3% increase in total kwh sales in 1993, as compared to 1992. In addition, growth in the primary metals and transportation equipment sectors resulted in increased industrial sales. Partially offsetting these increases was a reduction in non-firm power sales for resale, which reflected a significant decrease in third party, short-term power sales to other utilities through PSI's system.

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1995        1994       1993_
   Retail
     Residential                             5.8 %      (1.7)%     10.3 %
     Commercial                              4.3         1.9        6.3
     Industrial                              4.6         4.6        4.2

   Total retail                              4.9         1.6        6.9

   Sales for resale
     Firm power obligations                  1.7         2.5        2.6
     Non-firm power transactions            (1.3)       14.4       (5.3)

   Total sales for resale                    (.4)       10.5       (2.8)

   Total sales                               4.1         2.8        5.3

Cinergy currently forecasts a 2% annual compound growth rate in kwh sales over the 1996 through 2005 period. This forecast does not reflect the effects of DSM programs and excludes non-firm power sales for resale and any potential new off-system, long-term firm power sales.

Mcf Sales and Transportation

Total gas sales and transportation volumes increased 8.6% in 1995, as compared to 1994. Increased sales to residential customers, resulting from colder weather during the fourth quarter of 1995 and an increase in the number of customers, contributed to higher retail sales. Additionally, increases in commercial and industrial transportation volumes, which resulted from customers electing to purchase gas directly from suppliers, more than offset declines in industrial and commercial sales. The increased transportation volumes mainly reflect industrial demand for gas transportation services in the primary metals, food products, and paper products sectors.

The milder weather experienced in 1994 contributed to a decrease in residential and commercial gas sales volumes and led to the decrease in total Mcf sales and transportation of 1.2% in 1994, as compared to 1993. An increase in gas transportation volumes to industrial customers, mainly in the primary metals sector, partially offset this decrease.

The increase in retail Mcf sales of 5.4% in 1993, when compared to 1992, was primarily attributable to higher residential and commercial sales volumes as a result of the return to more normal weather during the 1993 heating season and the addition of a number of customers to CG&E's gas system during the year. Gas transportation volumes for 1993 increased largely as a result of additional industrial demand for gas transportation services in the primary metals sector. The increase in Mcf transported more than offset the decrease in Mcf sold to industrial customers.

Year-to-year changes in Mcf sales for each major class of customers and Mcf transportation volumes are shown below:

                                         Increase (Decrease) from Prior Year

                                              1995       1994        1993_

   Retail
     Residential                              10.5 %    (10.2)%       9.5 %
     Commercial                               (2.0)      (1.5)        1.1
     Industrial                              (26.6)      (9.9)        (.8)

   Total retail                                1.5       (6.7)        5.4

   Gas transported                            24.4       13.9        12.7

   Total gas sold and transported              8.6       (1.2)        7.2

Operating Revenues

ELECTRIC OPERATING REVENUES

Higher retail kwh sales, PSI's electric rate increases which became effective in February 1995 and March 1995, and a full year's effect of CG&E's electric rate increase which became effective in May 1994, significantly contributed to the $165 million (6.7%) increase in electric operating revenues for 1995, when compared to 1994.

Electric operating revenues increased $82 million (3.4%) in 1994, as compared to 1993, as a result of CG&E's electric rate increases which became effective in May 1993, August 1993, and May 1994, PSI's increased kwh sales, and the effects of PSI's $31 million refund to retail customers accrued in June 1993 as a result of the settlement of the IURC's April 1990 Order.

Electric operating revenues increased $155 million (7.0%) in 1993 primarily as a result of greater kwh sales and electric rate increases granted to CG&E in 1993 and 1992. These increases were partially offset by the refund resulting from the settlement of the April 1990 Order.

An analysis of electric operating revenues for the past three years is shown below:

                                                  1995       1994      1993_
                                                        (in millions)

Previous year's electric
  operating revenues                             $2 456     $2 374    $2 219
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                           54         32        12
    Sales for resale
      Firm power obligations                         (1)         1        (1)
      Non-firm power transactions                     4       -           10
  Total change in price per kwh                      57         33        21

  Kwh sales
    Retail                                          109         34       138
    Sales for resale
      Firm power obligations                          1          2         2
      Non-firm power transactions                    (1)        14        (5)
  Total change in kwh sales                         109         50       135

  Other                                              (1)        (1)       (1)

Current year's electric
  operating revenues                             $2 621     $2 456    $2 374

GAS OPERATING REVENUES

The increasing trend of industrial customers purchasing gas directly from producers and utilizing CG&E facilities to transport the gas (see the "Mcf Sales and Transportation" section) continues to put downward pressure on gas operating revenues. When Cinergy sells gas, the sales price reflects the cost of gas purchased by Cinergy to support the sale plus the costs to deliver the gas. When gas is transported, Cinergy does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

In 1995, gas operating revenues declined $32 million (7.1%), as compared to 1994, as a result of the aforementioned trend toward increased transportation services and the operation of fuel adjustment clauses reflecting a lower average cost of gas purchased.

Gas operating revenues decreased $27 million (5.7%) in 1994, as compared to 1993, due to the operation of fuel adjustment clauses which reflected a lower average cost of gas purchased during the latter part of 1994 and a reduction in total volumes sold and transported.

In 1993, gas operating revenues increased $75 million (19.1%) as a result of rate increases granted in 1993, higher volumes of gas sold, and the operation of fuel adjustment clauses reflecting an increase in the average cost of gas purchased.

Operating Expenses

FUEL

Fuel Used in Electric Production Electric fuel costs, Cinergy's largest operating expense, remained relatively constant in 1995, showing less than a 1% increase when compared to 1994.

An analysis of these fuel costs for the past three years is shown below:

                                                     1995      1994     1993
                                                          (in millions)

Previous year's fuel expense                         $713      $733     $707
Increase (Decrease) due to change in:
  Price of fuel                                       (25)      (39)      (2)
  Kwh generation                                       29        19       28

Current year's fuel expense                          $717      $713     $733

Gas Purchased In 1995, gas purchased expense decreased $42 million (16.9%), as compared to 1994, reflecting a decline in the average cost per Mcf of gas purchased of 17.2%.

A reduction in the average cost per Mcf of gas purchased (5.1%) and lower volumes purchased (6.8%) contributed to the decline in gas purchased expense of $33 million (11.6%) in 1994, as compared to 1993.

Gas purchased expense increased $53 million (23.0%) in 1993 as a result of an increase in the average cost per Mcf of gas purchased of 17.5% and an increase in volumes purchased of 4.7%.

PURCHASED AND EXCHANGED POWER

Purchased and exchanged power increased $13 million (35.6%) in 1994, as compared to 1993, reflecting an increase in third party, short-term power sales to other utilities through PSI's system and increased purchases of other non-firm power by PSI primarily to serve its own load.

In 1993, PSI increased its purchases of non-firm power primarily to serve its own load, which resulted in an increase in purchased and exchanged power costs of $16 million (78.0%).

OTHER OPERATION

In 1995, other operation expenses decreased $29 million (5.2%), as compared to 1994. Charges of $62 million in 1994 for Merger Costs and other expenditures which cannot be recovered from customers under the merger savings sharing mechanisms authorized by regulators significantly contributed to the decrease. In addition, emphasis on achieving merger savings and other cost reductions led to lower operating costs for 1995. These decreases were partially offset by the recognition of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs, deferred Merger Costs, and deferred DSM costs, all of which are being recovered in revenues pursuant to the February 1995 Order.

Other operation expenses increased $107 million (23.4%) in 1994, as compared to 1993, due to a number of factors including the previously discussed charges of $62 million, fuel litigation expenses of $8 million incurred by PSI, and increased electric production and distribution expenses.

MAINTENANCE

Maintenance costs decreased $19 million (9.3%) in 1995, as compared to 1994, primarily due to improved scheduling of routine maintenance on electric generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to this decrease.

Increased maintenance on a number of PSI's generating stations and the initial costs of PSI's new distribution line clearing program resulted in increased maintenance expenses of $8 million (4.2%) in 1994.

DEPRECIATION

In 1995, depreciation expense decreased $15 million (5.0%), when compared to 1994, due in large part to the adoption of lower depreciation rates for PSI effective in March 1995. This decrease was partially offset by the effect of additions to utility plant.

Depreciation expense increased $16 million (5.6%) in 1994, as compared to 1993, primarily as a result of additions to electric utility plant.

Depreciation expense increased $21 million (8.1%) in 1993 primarily due to a full year's effect of the first five units of Woodsdale which were placed in commercial operation in 1992, the sixth unit which was placed in commercial operation in 1993, and other additions to electric utility plant.

POST-IN-SERVICE DEFERRED OPERATING EXPENSES - NET

Post-in-service deferred operating expenses - net reflect various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant is reflected in retail rates, net of amortization of these deferrals as they are recovered through retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

PHASE-IN DEFERRED DEPRECIATION AND RETURN AND AMORTIZATION OF PHASE-IN
DEFERRALS

Phase-in deferred depreciation, phase-in deferred return, and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer. (See
Note 1(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes increased $12 million (4.9%) in 1995, $15 million (6.5%) in 1994, and $13 million (5.8%) in 1993, primarily due to increased property taxes resulting from a greater investment in taxable property (including Zimmer and Woodsdale) and higher property tax rates.

Other Income and Expenses - Net

POST-IN-SERVICE CARRYING COSTS

Post-in-service carrying costs reflect the deferral of carrying costs on certain generating units and other utility plant from the in-service date until the related plant is reflected in retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

REDUCTION OF LOSS RELATED TO THE JUNE 1987 ORDER

The December 1993 Order resolved open issues related to the June 1987 Order which addressed the effect on PSI of the 1987 reduction in the Federal income tax rate. The December 1993 Order provided for PSI to refund $119 million to its retail customers, which was a reduction of $20 million from the loss previously recognized.

WRITE-OFF OF A PORTION OF ZIMMER

In the May 1992 Order authorizing the rate phase-in plan for Zimmer, the PUCO disallowed from rates approximately $230 million of Zimmer costs. Upon appeal, the Supreme Court of Ohio upheld the PUCO's decision, and CG&E wrote off Zimmer costs of approximately $223 million, net of taxes, in November 1993.

OTHER - NET

Other - net increased $32 million in 1995, as compared to 1994, due in part to $4 million of interest on an income tax refund related to prior years, a $10 million gain on the sale of Cinergy's investment in an Argentine utility, and charges of $17 million in 1994 for merger-related and other expenditures which cannot be recovered from customers.

In 1994, other - net increased $12 million, as compared to 1993, primarily as a result of the write-off during 1993 of $22 million related to the defense against the IPALCO hostile takeover attempt. The increase was offset, in part, by the charges in 1994 of $17 million previously discussed.

The decrease in other - net of $38 million in 1993, as compared to 1992, was primarily the result of the previously discussed write-off of IPALCO defense costs in 1993.

                         THE CINCINNATI GAS & ELECTRIC COMPANY

                           CONSOLIDATED STATEMENTS OF INCOME

                                           1995           1994           1993
                                                     (in thousands)
Operating Revenues (Note 2)
  Electric (including $30,104, $4,667,
    and $930 from affiliated companies
    for 1995, 1994, and 1993,
    respectively)                        1 437 223      1 345 787      1 282 445
  Gas                                      410 852        442 398        469 296
                                         1 848 075      1 788 185      1 751 741

Operating Expenses
  Fuel used in electric production         327 353        325 470        333 279
  Gas purchased                            206 250        248 293        280 836
  Purchased and exchanged power
    Non-affiliated companies                13 870         12 349         12 865
    Affiliated companies                    42 575          8 583          9 594
  Other operation                          291 874        336 030        257 407
  Maintenance                               94 688        106 810        108 857
  Depreciation                             158 986        156 676        152 061
  Amortization of phase-in deferrals         9 091           -              -
  Post-in-service deferred operating
    expenses - net                           3 290          3 290         (6 471)
  Phase-in deferred depreciation              -            (2 161)        (8 524)
  Income taxes (Note 12)                   136 386        104 128        108 970
  Taxes other than income taxes            203 680        197 381        183 367
                                         1 488 043      1 496 849      1 432 241

Operating Income                           360 032        291 336        319 500

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                      1 790          1 971          3 154
  Post-in-service carrying costs              -              -            12 100
  Phase-in deferred return                   8 537         15 351         35 334
  Write-off of a portion of Zimmer            -              -          (234 844)
  Income taxes (Note 12)
    Related to the write-off of a
      portion of Zimmer                       -              -            12 085
    Other                                    4 587          6 619          9 405
  Other - net                                4 221         (6 726)        (9 551)
                                            19 135         17 215       (172 317)

Income Before Interest                     379 167        308 551        147 183

Interest
  Interest on long-term debt               143 334        150 386        157 044
  Other interest                             3 486          2 831          2 449
  Allowance for borrowed funds used
    during construction                     (3 854)        (2 977)        (3 586)
                                           142 966        150 240        155 907

Net Income (Loss)                          236 201        158 311         (8 724)

Preferred Dividend Requirement              17 673         22 377         25 160

Net Income (Loss) Applicable to
  Common Stock                          $  218 528     $  135 934     $  (33 884)

The accompanying notes are an integral part of these consolidated financial statements.

                    THE CINCINNATI GAS & ELECTRIC COMPANY

                         CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1995          1994
                                                       (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                         $4 564 711     $4 502 840
    Gas                                                 680 339        645 602
    Common                                              183 422        185 718
                                                      5 428 472      5 334 160
  Accumulated depreciation                            1 730 232      1 613 505
                                                      3 698 240      3 720 655
  CWIP                                                   77 661         74 989
      Total utility plant                             3 775 901      3 795 644

Current Assets
  Cash and temporary cash investments                     6 612         52 516
  Restricted deposits                                     1 144             98
  Accounts receivable less accumulated
    provision of $9,615 in 1995 and $8,999 in 1994
    for doubtful accounts (Note 7)                      292 493        265 132
  Accounts receivable from affiliated companies          21 409          3 888
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                  40 395         42 167
    Gas stored for current use                           21 493         31 284
    Other materials and supplies                         55 388         57 864
  Property taxes applicable to subsequent year          116 822        112 420
  Prepayments and other                                  30 572         31 327
                                                        586 328        596 696

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes           397 155        381 380
    Post-in-service carrying costs and deferred
      operating expenses                                148 316        155 138
    Phase-in deferred return and depreciation           100 388        100 943
    Deferred DSM costs                                   19 158         10 002
    Deferred merger costs                                14 538         12 013
    Unamortized costs of reacquiring debt                39 428         33 426
    Other                                                41 025         56 359
  Other                                                  54 691         40 064
                                                        814 699        789 325

                                                     $5 176 928     $5 181 665

The accompanying notes are an integral part of these consolidated financial statements.

                          THE CINCINNATI GAS & ELECTRIC COMPANY

CAPITALIZATION AND LIABILITIES

                                                            December 31
                                                         1995          1994
                                                       (dollars in thousands)
Common Stock Equity (Note 3)
  Common stock - $8.50 par value;
    authorized shares - 120,000,000;
    outstanding shares - 89,663,086 in 1995
    and 1994                                         $  762 136     $  762 136
  Paid-in capital                                       339 101        337 874
  Retained earnings                                     427 226        432 962
      Total common stock equity                       1 528 463      1 532 972

Cumulative Preferred Stock (Note 4)
  Not subject to mandatory redemption                    40 000         80 000
  Subject to mandatory redemption                       160 000        210 000

Long-term Debt (Note 5)                               1 702 650      1 837 757
      Total capitalization                            3 431 113      3 660 729

Current Liabilities
  Long-term debt due within one year (Note 5)           151 500           -     Notes payable (Note 6)
       -            14 500
  Accounts payable                                      133 999        120 817
  Accrued taxes                                         250 189        227 651
  Accrued interest                                       31 299         31 902
  Other                                                  45 145         32 658
                                                        612 132        427 528

Other Liabilities
  Deferred income taxes (Note 12)                       795 385        747 060
  Unamortized investment tax credits                    129 372        135 417
  Accrued pension and other postretirement
    benefit costs (Notes 10 and 11)                     117 641        102 254
  Other                                                  91 285        108 677
                                                      1 133 683      1 093 408
Commitments and Contingencies (Note 13)
                                                     $5 176 928     $5 181 665

                         THE CINCINNATI GAS & ELECTRIC COMPANY

             CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                     Common      Paid-in       Retained     Total Common
                                      Stock      Capital       Earnings     Stock Equity
                                                 (dollars in thousands)

Balance December 31, 1992           $734 307     $284 486     $ 636 337      $1 655 130
Net income (loss)                                                (8 724)         (8 724)
Issuance of 1,673,058 shares of
  common stock                        14 221       29 765                        43 986
Common stock issuance expenses                        (33)                          (33)
Dividends on preferred stock                                    (25 160)        (25 160)
Dividends on common stock                                      (145 942)       (145 942)

Balance December 31, 1993            748 528      314 218       456 511       1 519 257
Net income                                                      158 311         158 311
Issuance of 1,601,003 shares of
  common stock                        13 608       23 142                        36 750
Common stock issuance expenses                        (39)                          (39)
Dividends on preferred stock                                    (22 377)        (22 377)
Dividends on common stock                                      (158 970)       (158 970)
Other                                                 553          (513)             40

Balance December 31, 1994            762 136      337 874       432 962       1 532 972
Net income                                                      236 201         236 201
Dividends on preferred stock                                    (17 673)        (17 673)
Dividends on common stock                                      (219 550)       (219 550)
Other                                               1 227        (4 714)         (3 487)

Balance December 31, 1995           $762 136     $339 101     $ 427 226      $1 528 463

The accompanying notes are an integral part of these consolidated financial statements.

                           THE CINCINNATI GAS & ELECTRIC COMPANY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         1995          1994       1993
                                                                  (in thousands)

Operating Activities
  Net income (loss)                                   $ 236 201     $ 158 311   $  (8 724)
  Items providing (using) cash currently:
    Depreciation                                        158 986       156 676     152 061
    Deferred income taxes and investment
      tax credits - net                                  26 938        13 680      23 635
    Allowance for equity funds used during
      construction                                       (1 790)       (1 971)     (3 154)
    Regulatory assets - net                              16 654       (21 248)    (55 832)
    Write-off of a portion of Zimmer                       -             -        234 844
    Changes in current assets and current
      liabilities
        Restricted deposits                              (1 046)           22         109
        Accounts receivable                             (44 882)       43 145     (38 040)
        Materials, supplies, and fuel                    14 039        21 202       3 567
        Accounts payable                                 13 182        (8 093)      5 352
        Accrued taxes and interest                       21 935         8 211      15 711
    Other items - net                                       631        77 462      14 505

        Net cash provided by (used in) operating
          activities                                    440 848       447 397     344 034

Financing Activities
  Issuance of common stock                                 -           36 711      43 953
  Issuance of long-term debt                            344 280       311 957     297 000
  Retirement of preferred stock of subsidiaries         (93 450)      (40 400)       -
  Redemption of long-term debt                         (338 378)     (313 522)   (294 455)
  Change in short-term debt                             (14 500)      (16 500)    (15 500)
  Dividends on preferred stock                          (17 673)      (22 377)    (25 160)
  Dividends on common stock                            (219 550)     (158 970)   (145 942)

        Net cash provided by (used in) financing
          activities                                   (339 271)     (203 101)   (140 104)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)             (138 325)     (189 954)   (198 585)
  Deferred DSM costs - net                               (9 156)       (6 396)     (3 027)
        Net cash provided by (used in) investing
          activities                                   (147 481)     (196 350)   (201 612)

Net increase (decrease) in cash and temporary
  cash investments                                      (45 904)       47 946       2 318
Cash and temporary cash investments at beginning
  of period                                              52 516         4 570       2 252
Cash and temporary cash investments at end of
  period                                              $   6 612     $  52 516   $   4 570

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)              $ 137 892     $ 142 380   $ 151 867
    Income taxes                                         79 769        88 639      53 786

The accompanying notes are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - CG&E

Kwh Sales

Kwh sales for 1995 increased 15.3% over 1994, reflecting increased sales to all customer classes. Significantly contributing to this increase were higher non-firm power sales for resale primarily due to increased sales to PSI, as a result of the coordination of CG&E's and PSI's electric dispatch systems. Higher residential and commercial sales resulted primarily from warmer weather during the 1995 summer cooling season and colder weather during the fourth quarter of 1995. Additionally, increased sales to industrial customers were mainly attributable to growth in the primary metals and chemicals sectors.

CG&E's total kwh sales in 1994, as compared to 1993, decreased 1.2%, due in large part to reduced power sales to other utilities in 1994 and decreased residential sales resulting from milder weather experienced during the third and fourth quarters of 1994. This decrease was partially offset by increased kwh sales to industrial customers reflecting growth in the primary metals and machinery sectors.

A return to more normal weather contributed to the 5.3% increase in total kwh sales in 1993, as compared to 1992. In addition, growth in the primary metals, transportation equipment, and chemicals sectors resulted in increased industrial sales.

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                   Increase (Decrease) from Prior Year

                                        1995       1994      1993
   Retail
     Residential                        3.8%      (2.0)%     8.6 %
     Commercial                         3.4        2.3       5.4
     Industrial                         3.9        4.3       2.4

   Total retail                         3.8        1.1       5.8

   Sales for resale
     Firm power obligations             6.3        1.7       6.1
     Non-firm power transactions      211.8      (29.3)      (.4)

   Total sales for resale             172.6      (24.9)      1.1

   Total sales                         15.3       (1.2)      5.3

CG&E currently forecasts a 2% annual compound growth rate in kwh sales over the 1996 through 2005 period. This forecast does not reflect the effects of DSM programs and excludes non-firm power sales for resale and any potential new off-system, long-term firm power sales.

Mcf Sales and Transportation

Total gas sales and transportation volumes increased 8.6% in 1995, as compared to 1994. Increased sales to residential customers, resulting from colder weather during the fourth quarter of 1995 and an increase in the number of customers, contributed to higher retail sales. Additionally, increases in commercial and industrial transportation volumes, which resulted from customers electing to purchase gas directly from suppliers, more than offset declines in industrial and commercial sales. The increased transportation volumes mainly reflect industrial demand for gas transportation services in the primary metals, food products, and paper products sectors.

The milder weather experienced in 1994 contributed to a decrease in residential and commercial gas sales volumes and led to the decrease in total Mcf sales and transportation of 1.2% in 1994, as compared to 1993. An increase in gas transportation volumes to industrial customers, mainly in the primary metals sector, partially offset this decrease.

The increase in retail Mcf sales of 5.4% in 1993, when compared to 1992, was primarily attributable to higher residential and commercial sales volumes as a result of the return to more normal weather during the 1993 heating season and the addition of a number of customers to CG&E's gas system during the year. Gas transportation volumes for 1993 increased largely as a result of additional industrial demand for gas transportation services in the primary metals sector. The increase in Mcf transported more than offset the decrease in Mcf sold to industrial customers.

Year-to-year changes in Mcf sales for each major class of customers and Mcf transportation volumes are shown below:

                                 Increase (Decrease) from Prior Year

                                     1995        1994       1993

   Retail
     Residential                     10.5 %     (10.2)%      9.5 %
     Commercial                      (2.0)       (1.5)       1.1
     Industrial                     (26.6)       (9.9)       (.8)

   Total retail                       1.5        (6.7)       5.4

   Gas transported                   24.4        13.9       12.7

   Total gas sold and transported     8.6        (1.2)       7.2

Operating Revenues

ELECTRIC OPERATING REVENUES

Electric operating revenues increased $91 million (6.8%) in 1995, as compared to 1994. This increase reflects the higher kwh sales, as previously discussed and a full year's effect of CG&E's electric rate increase which became effective in May 1994. This increase was partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

CG&E's electric rate increases which became effective in May 1993, August 1993, and May 1994 substantially contributed to the increase in electric operating revenues of $64 million (4.9%) in 1994, as compared to 1993.

Electric operating revenues increased $123 million (10.6%) in 1993 primarily as a result of greater kwh sales and electric rate increases granted to CG&E in 1993 and 1992.

An analysis of electric operating revenues for the past three years is shown below:

                                          1995      1994       1993
                                               (in millions)
Previous year's electric
  operating revenues                     $1 346    $1 282     $1 159
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                  (10)       55         49
    Sales for resale
      Firm power obligations                  1         -          -
      Non-firm power transactions            (9)        3          5
  Total change in price per kwh             (18)       58         54

  Kwh sales
    Retail                                   49        14         66
    Sales for resale
      Firm power obligations                  1         -          1
      Non-firm power transactions            60        (9)         1
  Total change in kwh sales                 110         5         68

  Other                                      (1)        1          1
Current year's electric
  operating revenues                     $1 437    $1 346     $1 282

GAS OPERATING REVENUES

The increasing trend of industrial customers purchasing gas directly from producers and utilizing CG&E facilities to transport the gas (see the "Mcf Sales and Transportation" section) continues to put downward pressure on gas operating revenues. When Cinergy sells gas, the sales price reflects the cost of gas purchased by Cinergy to support the sale plus the costs to deliver the gas. When gas is transported, Cinergy does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

In 1995, gas operating revenues declined $32 million (7.1%), as compared to 1994, as a result of the aforementioned trend toward increased transportation services and the operation of fuel adjustment clauses reflecting a lower average cost of gas purchased.

Gas operating revenues decreased $27 million (5.7%)in 1994, as compared to 1993, due to the operation of fuel adjustment clauses which reflected a lower average cost of gas purchased during the latter part of 1994 and a reduction in total volumes sold and transported.

In 1993, gas operating revenues increased $75 million (19.1%) as a result of rate increases granted in 1993, higher volumes of gas sold, and the operation of fuel adjustment clauses reflecting an increase in the average cost of gas purchased.

Operating Expenses

FUEL

Fuel Used in Electric Production Electric fuel costs remained relatively constant in 1995, showing less than a 1% increase when compared to 1994.

An analysis of these fuel costs for the past three years is shown below:

                                              1995      1994     1993
                                                   (in millions)

Previous year's fuel expense                  $325      $333     $321
Increase (Decrease) due to change in:
  Price of fuel                                (20)       (9)      (8)
  Kwh generation                                22         1       20

Current year's fuel expense                   $327      $325     $333

Gas Purchased In 1995, gas purchased expense decreased $42 million (16.9%), as compared to 1994, reflecting a decline in the average cost per Mcf of gas purchased of 17.2%.

A reduction in the average cost per Mcf of gas purchased (5.1%) and lower volumes purchased (6.8%) contributed to the decline in gas purchased expense of $33 million (11.6%) in 1994, as compared to 1993.

Gas purchased expense increased $53 million (23.0%) in 1993 as a result of an increase in the average cost per Mcf of gas purchased of 17.5% and an increase in volumes purchased of 4.7%.

PURCHASED AND EXCHANGED POWER

Purchased and exchanged power costs increased $36 million in 1995, as compared to 1994, reflecting increased purchases from PSI resulting from the coordination of PSI's and CG&E's electric dispatch systems. These increases were partially offset by a decline in third party, short-term power sales to other utilities.

OTHER OPERATION

In 1995, other operation expenses decreased $44 million (13.1%), as compared to 1994. Charges of $52 million in 1994 for Merger Costs and other expenditures which cannot be recovered from customers under the merger savings sharing mechanism authorized by the PUCO, significantly contributed to the decrease. In addition, emphasis on achieving merger savings and other cost reductions led to lower operating costs for 1995. The decrease was partially offset by the write-off of obsolete inventory in December 1995.

Other operation expenses increased $79 million (30.5%) in 1994, as compared to 1993, due to a number of factors including the previously discussed charges of $52 million and increased electric production and distribution expenses.

The $15 million (6.1%) increase in other operation expense in 1993 was due to a number of factors, including wage increases, the adoption of two accounting standards involving postemployment and postretirement benefits, and increases in gas production expenses.

MAINTENANCE

The decrease in maintenance expense of $12 million (11.3%) in 1995, as compared to 1994, was primarily attributable to improved scheduling of routine maintenance on electric generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to the decline.

DEPRECIATION

Depreciation expense increased $11 million (7.8%) in 1993 primarily due to a full year's effect of the first five units of Woodsdale which were placed in commercial operation in 1992 and the sixth unit which was placed in commercial operation in 1993.

POST-IN-SERVICE DEFERRED OPERATING EXPENSES - NET

Post-in-service deferred operating expenses - net reflect various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant is reflected in retail rates, net of amortization of these deferrals as they are recovered through retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

PHASE-IN DEFERRED DEPRECIATION AND RETURN AND AMORTIZATION OF PHASE-IN
  DEFERRALS

Phase-in deferred depreciation, phase-in deferred return, and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer. (See
Note 1(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes increased $6 million (3.2%) in 1995, $14 million (7.6%) in 1994, and $9 million (5.3%) in 1993, primarily due to increased property taxes resulting from a greater investment in taxable property (including Zimmer and Woodsdale) and higher property tax rates.

Other Income and Expenses - Net

POST-IN-SERVICE CARRYING COSTS

Post-in-service carrying costs reflect the deferral of carrying costs on certain generating units from the in-service date until the related plant is reflected in retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

WRITE-OFF OF A PORTION OF ZIMMER

In the May 1992 Order authorizing the rate phase-in plan for Zimmer, the PUCO disallowed from rates approximately $230 million of Zimmer costs. Upon appeal, the Supreme Court of Ohio upheld the PUCO's decision, and CG&E wrote off Zimmer costs of approximately $223 million, net of taxes, in November 1993.

OTHER - NET

The increase in other - net of $11 million in 1995, as compared to 1994, is due in part to $4 million of interest on an income tax refund related to prior years and charges of $12 million in 1994 for merger-related and other expenditures which cannot be recovered from customers.

PREFERRED DIVIDEND REQUIREMENT

CG&E's preferred dividend requirement decreased $5 million (21.0%) for 1995, as compared to 1994. The decrease was attributable to the early redemption of 400,000 shares of $100 par value, 9.28% Series Cumulative Preferred Stock in April 1994, along with the early redemption of 400,000 and 500,000 shares of $100 par value Cumulative Preferred Stock, 7.44% Series and 9.15% Series, respectively, on July 1, 1995.

                                   PSI ENERGY, INC.

                          CONSOLIDATED STATEMENTS OF INCOME
                                           1995           1994           1993
                                                     (in thousands)

Operating Revenues (Note 2)
  Revenues (including $42,575, $8,583,
    and $9,594 for affiliated companies
    for 1995, 1994, and 1993,
    respectively)                        1 248 035      1 113 512      1 092 222

Operating Expenses
  Fuel                                     389 401        387 523        399 880
  Purchased and exchanged power
    Non-affiliated companies                33 762         36 733         23 343
    Affiliated companies                    30 104          4 667            930
  Other operation                          228 508        213 122        186 695
  Maintenance                               87 492         94 149         84 020
  Depreciation                             120 773        137 719        126 821
  Post-in-service deferred operating
    expenses - net                          (5 790)        (9 288)        (5 069)
  Income taxes (Note 12)                    85 043         50 366         64 911
  Taxes other than income taxes             51 853         46 335         45 477
                                         1 021 146        961 326        927 008

Operating Income                           226 889        152 186        165 214

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                        174          4 230         11 173
  Post-in-service carrying costs             3 186          9 780          6 005
  Reduction of loss related to the
    IURC's June 1987 Order                    -              -            20 134
  Income taxes (Note 12)
    Related to the IURC's June 1987
      Order                                   -              -            (7 444)
    Other                                      941         (1 312)         3 202
  Other - net                               (3 188)        (7 893)        (9 403)
                                             1 113          4 805         23 667

Income Before Interest                     228 002        156 991        188 881

Interest
  Interest on long-term debt                70 577         68 862         68 946
  Other interest                            15 821         15 292          4 191
  Allowance for borrowed funds used
    during construction                     (4 211)        (9 355)        (9 154)
                                            82 187         74 799         63 983

Net Income                                 145 815         82 192        124 898

Preferred Dividend Requirement              13 180         13 182         12 825

Net Income Applicable to
  Common Stock                          $  132 635     $   69 010     $  112 073

The accompanying notes are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.

                            CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1995          1994
                                                       (dollars in thousands)
Electric Utility Plant - Original Cost
  In service                                         $4 052 984     $3 789 785
  Accumulated depreciation                            1 637 169      1 550 297
                                                      2 415 815      2 239 488
  CWIP                                                   58 191        163 761
      Total electric utility plant                    2 474 006      2 403 249

Current Assets
  Cash and temporary cash investments                    15 522          6 341
  Restricted deposits                                     1 187         11 190
  Accounts receivable less accumulated provision
    of $468 in 1995 and $440 in 1994 for doubtful
    accounts (Note 7)                                    73 419         32 030
  Accounts receivable from affiliated companies - net    20 568          4 031
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                  82 014        113 861
    Other materials and supplies                         29 462         29 363
  Prepayments and other                                   1 234          4 758
                                                        223 406        201 574

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes            26 338         27 134
    Post-in-service carrying costs and deferred
      operating expenses                                 38 874         30 142
    Deferred DSM costs                                  110 242         94 125
    Deferred merger costs                                42 286         37 645
    Unamortized costs of reacquiring debt                34 476         36 998
    Other                                                33 886         30 030
  Other                                                  92 056         84 027
                                                        378 158        340 101

                                                     $3 075 570     $2 944 924

The accompanying notes are an integral part of these consolidated financial statements.

                                        PSI ENERGY, INC.

CAPITALIZATION AND LIABILITIES

                                                            December 31
                                                         1995          1994
                                                       (dollars in thousands)
Common Stock Equity (Note 3)
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701 in 1995 and 1994 $      539     $      539
  Paid-in capital                                       403 253        389 309
  Accumulated earnings subsequent to November
    30, 1986, quasi-reorganization                      625 275        493 103
      Total common stock equity                       1 029 067        882 951

Cumulative Preferred Stock (Note 4)
  Not subject to mandatory redemption                   187 897        187 929

Long-term Debt (Note 5)                                 828 116        877 512
      Total capitalization                            2 045 080      1 948 392

Current Liabilities
  Long-term debt due within one year                     50 400         60 400
  Notes payable (Note 6)                                198 531        193 573
  Accounts payable                                      116 817        142 775
  Litigation settlement (Note 13(e))                     80 000         80 000
  Accrued taxes                                          65 851         30 784
  Accrued interest                                       24 696         25 685
  Other                                                  16 000         18 684
                                                        552 295        551 901

Other Liabilities
  Deferred income taxes (Note 12)                       331 876        324 738
  Unamortized investment tax credits                     56 354         60 461
  Accrued pension and other postretirement
    benefit costs (Notes 10 and 11)                      54 130         31 324
  Other                                                  35 835         28 108
                                                        478 195        444 631
Commitments and Contingencies (Note 13)
                                                     $3 075 570     $2 944 924

                                      PSI ENERGY, INC.

                CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                     Common      Paid-in     Accumulated    Total Common
                                      Stock      Capital      Earnings      Stock Equity
                                                     (in thousands)

Balance December 31, 1992             $539       $221 812      $432 747       $  655 098
Net income                                                      124 898          124 898
Costs of issuing and retiring
  preferred stock                                  (5 062)                        (5 062)
Dividends on preferred stock                                    (12 288)         (12 288)
Dividends on common stock                                       (62 191)         (62 191)
Contribution from parent company                   12 538                         12 538
Other                                                                76               76

Balance December 31, 1993              539        229 288       483 242          713 069
Net income                                                       82 192           82 192
Dividends on preferred stock                                    (13 182)         (13 182)
Dividends on common stock                                       (59 142)         (59 142)
Contribution from parent company                  159 999                        159 999
Other                                                  22            (7)              15

Balance December 31, 1994              539        389 309       493 103          882 951
Net income                                                      145 815          145 815
Dividends on preferred stock                                    (13 181)         (13 181)
Contribution from parent company                   13 926                         13 926
Other                                                  18          (462)            (444)

Balance December 31, 1995             $539       $403 253      $625 275       $1 029 067

The accompanying notes are an integral part of these consolidated financial statements.

                                      PSI ENERGY, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                         1995          1994       1993
                                                                  (in thousands)

Operating Activities
  Net income                                          $ 145 815     $  82 192   $ 124 898
  Items providing (using) cash currently:
    Depreciation                                        120 773       137 719     126 821
    Deferred income taxes and investment
      tax credits - net                                   5 201        24 127      68 103
    Allowance for equity funds used during
      construction                                         (174)       (4 230)    (11 173)
    Regulatory assets - net                             (15 628)      (36 917)    (29 954)
    Changes in current assets and current
      liabilities
        Restricted deposits                                  16        10 024         (69)
        Accounts receivable                             (57 926)       (7 404)      7 168
        Income tax refunds                                 -           28 900     (28 900)
        Materials, supplies, and fuel                    31 748       (66 697)     59 421
        Accounts payable                                (25 958)       (1 318)     56 415
        Advance under accounts receivable purchase
          agreement                                        -          (49 940)     49 940
        Accrued taxes and interest                       34 078        (2 928)     (8 504)
    Other items - net                                    18 714       (71 554)    (70 049)

        Net cash provided by (used in) operating
          activities                                    256 659        41 974     344 117

Financing Activities
  Issuance of preferred stock                              -             -        156 325
  Issuance of long-term debt                               -          108 978     241 704
  Funds on deposit from issuance of long-term debt        9 987        27 897     (31 342)
  Retirement of preferred stock                             (16)          (26)    (60 107)
  Redemption of long-term debt                          (60 455)         (160)   (207 880)
  Change in short-term debt                               4 958        66 872       5 900
  Dividends on preferred stock                          (13 181)      (13 182)    (12 288)
  Dividends on common stock                                -          (59 142)    (62 191)
  Capital contribution from parent company               13 926       159 999      12 538
        Net cash provided by (used in) financing
          activities                                    (44 781)      291 236      42 659

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)             (186 580)     (290 579)   (350 319)
  Deferred DSM costs - net                              (16 117)      (40 872)    (30 736)
  Equity investment in Argentine utility                   -             -        (10 200)

        Net cash provided by (used in) investing
          activities                                   (202 697)     (331 451)   (391 255)

Net increase (decrease) in cash and temporary
  cash investments                                        9 181         1 759      (4 479)
Cash and temporary cash investments at beginning
  of period                                               6 341         4 582       9 061
Cash and temporary cash investments at end of
  period                                              $  15 522     $   6 341   $   4 582

Supplemental Disclosure Of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)              $  80 465     $  67 150   $  60 653
    Income taxes                                         60 148         8 162      41 376

The accompanying notes are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - PSI

Kwh Sales

Kwh sales in 1995, as compared to 1994, increased 6.3%, reflecting increased sales to all customer classes. Contributing significantly to this increase were higher residential and commercial sales due to warmer weather during the 1995 summer cooling season, colder weather during the fourth quarter of 1995, and an increase in the number of residential and commercial customers. Increased sales to industrial customers, reflecting growth in the primary metals, chemicals, and food products sectors, also contributed to the increased kwh sales level. This increase also reflects higher non-firm power sales for resale resulting from an increase in sales to CG&E reflecting the coordination of PSI's and CG&E's electric dispatch systems.

Total kwh sales increased 6.3% in 1994, as compared to 1993, due in large part to non-firm power sales for resale, reflecting third party, short-term power sales to other utilities through PSI's system and direct power sales by PSI to other utilities. Also contributing to the total kwh sales levels were increased sales to industrial customers. This increase reflected growth in the primary metals and transportation equipment sectors. A decrease in residential sales resulted from the milder weather experienced during the third and fourth quarters of 1994.

New customers and a return to more normal weather contributed to the 3.6% increase in total kwh sales in 1993, as compared to 1992. In addition, growth in the primary metals, transportation equipment, precision instruments, and photographic and optical goods sectors resulted in increased industrial sales. Partially offsetting these increases was a reduction in non-firm power sales for resale, which reflected a significant decrease in sales associated with third party, short-term power sales to other utilities through PSI's system.

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1995        1994       1993
   Retail
     Residential                              7.9%       (1.4)%     12.2 %
     Commercial                               5.2         1.4        7.2
     Industrial                               5.1         4.9        5.5

   Total retail                               6.0         2.0        8.0

   Sales for resale
     Firm power obligations                   1.1         2.6        2.2
     Non-firm power transactions             10.2        33.5      (15.4)

   Total sales for resale                     7.4        22.4       (9.8)

   Total sales                                6.3         6.3        3.6

PSI currently forecasts a 2% annual compound growth rate in kwh sales over the 1996 through 2005 period. This forecast does not reflect the effects of DSM programs and excludes non-firm power sales for resale and any potential new off-system, long-term firm power sales.
Operating Revenues

Higher kwh sales and electric rate increases which became effective in February 1995 and March 1995 significantly contributed to the $134 million (12.1%) increase in operating revenues for 1995, when compared to 1994.

Operating revenues increased $22 million (1.9%) in 1994, as compared to 1993, as a result of increased kwh sales, the effects of a $31 million refund to retail customers accrued in June 1993 as a result of the settlement of the April 1990 Order, and increased fuel costs. Partially offsetting these increases were the 1.5% retail rate reduction resulting from the IURC's December 1993 Order and the return of approximately $11 million (an increase of $9 million when compared to 1993) to customers in connection with certain provisions of Indiana law which limit the level of retail operating income as determined in quarterly fuel adjustment clause proceedings.

In 1993, operating revenues increased $26 million (2.5%), as compared to 1992, reflecting increased kwh sales which were offset, in part, by the refund resulting from the settlement of the April 1990 Order.

An analysis of operating revenues for the past three years is shown below:

                                                    1995       1994     1993
                                                           (in millions)

Previous year's operating revenues                 $1 114     $1 092   $1 066
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                             68        (23)     (38)
    Sales for resale
      Firm power obligations                           (1)         2       (1)
      Non-firm power transactions                       1       -           7
  Total change in price per kwh                        68        (21)     (32)

  Kwh sales
    Retail                                             55         18       71
    Sales for resale
      Firm power obligations                            1          2        2
      Non-firm power transactions                       9         23      (12)
  Total change in kwh sales                            65         43       61

  Other                                                 1       -          (3)

Current year's operating revenues                  $1 248     $1 114   $1 092

Operating Expenses

FUEL

Fuel costs, PSI's largest operating expense, remained relatively constant in 1995, showing less than a 1% increase when compared to 1994.

An analysis of these fuel costs for the past three years is shown below:

                                                     1995      1994     1993
                                                          (in millions)

Previous year's fuel expense                         $387      $400     $386
Increase (Decrease) due to change in:
  Price of fuel                                        (5)      (30)       5
  Kwh generation                                        7        17        9

Current year's fuel expense                          $389      $387     $400

PURCHASED AND EXCHANGED POWER

Purchased and exchanged power costs increased $22 million (54.3%) in 1995, as compared to 1994, reflecting increased purchases from CG&E as a result of the coordination of PSI's and CG&E's electric dispatch systems. These increases were partially offset by a decline in third party, short-term power sales to other utilities.

Purchased and exchanged power increased $17 million (70.6%) in 1994, as compared to 1993, reflecting an increase in third party, short-term power sales to other utilities through PSI's system and increased purchases of other non-firm power by PSI primarily to serve its own load.

In 1993, PSI increased its purchases of non-firm power primarily to serve its own load, which resulted in an increase in purchased and exchanged power costs of $11 million (76.8%), as compared to 1992.

OTHER OPERATION

In 1995, other operation expenses increased $15 million (7.2%), as compared to 1994. This increase was due to a number of factors, including the recognition of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs, deferred Merger Costs, and deferred DSM costs, all of which are being recovered in revenues pursuant to the February 1995 Order. These increases were partially offset by charges of $10 million in 1994 for severance benefits to former officers of PSI which cannot be recovered from customers under the merger savings sharing mechanisms authorized by the IURC. In addition, emphasis on achieving merger savings and other cost reductions also partially offset the increase in other operation expenses.

Other operation expenses increased $26 million (14.2%) in 1994, as compared to 1993, due to a number of factors including the previously discussed charges of $10 million and fuel litigation expenses of $8 million.

MAINTENANCE

Maintenance costs decreased $7 million (7.1%) in 1995, as compared to 1994, primarily due to improved scheduling of routine maintenance on generating units and lower maintenance costs on transmission and distribution facilities.

Maintenance on a number of PSI's generating stations and the initial costs of a new distribution line clearing program resulted in increased maintenance expenses of $10 million (12.1%) in 1994.

DEPRECIATION

In 1995, depreciation expense decreased $17 million (12.3%), when compared to 1994, due in large part to the adoption of lower depreciation rates effective in March 1995. This decrease was partially offset by the effect of additions to utility plant.

Additions to electric utility plant led to increases in depreciation expense of $11 million (8.6%), and $10 million (8.3%) in 1994 and 1993, respectively.

POST-IN-SERVICE DEFERRED OPERATING EXPENSES - NET

Post-in-service deferred operating expenses - net reflect the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered. (See
Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes increased $6 million (11.9%) in 1995, as compared to 1994, primarily due to increased property taxes resulting from a greater investment in taxable property.

Other Income and Expenses - Net

ALLOWANCE FOR EQUITY FUNDS USED DURING CONSTRUCTION

In 1995, allowance for equity funds used during construction decreased $4 million (95.9%), as compared to 1994, primarily due to a decrease in the average balance of CWIP.

A decrease of $7 million (62.1%) in allowance for equity funds used during construction in 1994, as compared to 1993, was due to an increase in borrowings of short-term debt which resulted in a decrease in the equity rate.

The equity component of AFUDC increased in 1993, as compared to 1992, primarily as a result of increased construction.

POST-IN-SERVICE CARRYING COSTS

Post-in-service carrying costs reflect the deferral of carrying costs on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data".)

REDUCTION OF LOSS RELATED TO THE JUNE 1987 ORDER

The December 1993 Order resolved open issues related to the June 1987 Order which addressed the effect on PSI of the 1987 reduction in the Federal income tax rate. The December 1993 Order provided for PSI to refund $119 million to its retail customers, which was a reduction of $20 million from the loss previously recognized.

Interest

ALLOWANCE FOR BORROWED FUNDS USED DURING CONSTRUCTION

Allowance for borrowed funds used during construction decreased $5 million (55.0%) in 1995, as compared to 1994, primarily as a result of a decrease in the average balance of CWIP which was partially offset by an increase in the debt component of the AFUDC rate.

The Union Light, Heat and Power Company

                     THE UNION LIGHT, HEAT AND POWER COMPANY

                                 STATEMENTS OF INCOME
                                            1995           1994           1993
                                                      (in thousands)

Operating Revenues (Note 2)
  Electric                                $187 180       $177 564       $175 712
  Gas                                       70 288         71 971         75 744
                                           257 468        249 535        251 456

Operating Expenses
  Electricity purchased from parent
    company for resale                     142 308        134 887        134 290
  Gas purchased                             36 745         40 508         43 380
  Other operation                           30 712         32 289         30 396
  Maintenance                                4 580          5 473          6 267
  Depreciation                              11 438         10 644          9 813
  Income taxes (Note 12)                     7 887          5 342          5 751
  Taxes other than income taxes              3 968          4 002          3 623
                                           237 638        233 145        233 520

Operating Income                            19 830         16 390         17 936

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                         71             78            297
  Income taxes (Note 12)                       (44)            56             46
  Other - net                                    6            236           (580)
                                                33            370           (237)

Income Before Interest                      19 863         16 760         17 699

Interest
  Interest on long-term debt                 7 161          8 161          8 297
  Other interest                               728            395            331
  Allowance for borrowed funds used
    during construction                       (198)          (183)          (268)
                                             7 691          8 373          8 360

Net Income                                $ 12 172       $  8 387       $  9 339

The accompanying notes are an integral part of these financial statements.

                   THE UNION LIGHT, HEAT AND POWER COMPANY

                                BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1995          1994
                                                       (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                           $188 508       $179 098
    Gas                                                 140 604        134 103
    Common                                               19 068         19 122
                                                        348 180        332 323
  Accumulated depreciation                              112 812        104 113
                                                        235 368        228 210
  CWIP                                                    7 863          8 638
      Total utility plant                               243 231        236 848

Current Assets
  Cash and temporary cash investments                     1 750          1 071
  Accounts receivable less accumulated provision
    of $1,035 in 1995 and $457 in 1994 for doubtful
    accounts (Note 7)                                    37 895         33 892
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                            4 513          6 216
    Other materials and supplies                          1 215          1 406
  Property taxes applicable to subsequent year            2 350          2 200
  Prepayments and other                                     485            593
                                                         48 208         45 378

Other Assets
  Regulatory assets
    Deferred merger costs                                 1 785          1 785
    Unamortized costs of reacquiring debt                 2 526           -
    Other                                                 2 548          2 718
  Other                                                   1 499            399
                                                          8 358          4 902

                                                       $299 797       $287 128

The accompanying notes are an integral part of these financial statements.

                         THE UNION LIGHT, HEAT AND POWER COMPANY

CAPITALIZATION AND LIABILITIES

                                                            December 31
                                                         1995          1994
                                                       (dollars in thousands)
Common Stock Equity (Note 3)
  Common stock - $15.00 par value;
    authorized shares - 1,000,000;
    outstanding shares - 585,333 in 1995
    and 1994                                           $  8 780       $  8 780
  Paid-in capital                                        18 839         18 839
  Retained earnings                                      82 863         74 203
      Total common stock equity                         110 482        101 822

Long-term Debt (Note 5)                                  54 377         89 238
      Total capitalization                              164 859        191 060

Current Liabilities
  Long-term debt due within one year (Note 5)            15 000           -
  Notes payable (Note 6)                                   -            14 500
  Accounts payable                                       11 057          6 049
  Accounts payable to affiliated companies               44 708         15 606
  Accrued taxes                                           1 993          2 876
  Accrued interest                                        1 549          2 123
  Other                                                   5 505          4 123
                                                         79 812         45 277

Other Liabilities
  Deferred income taxes (Note 12)                        23 728         23 226
  Unamortized investment tax credits                      5 079          5 364
  Accrued pension and other postretirement
    benefit costs (Notes 10 and 11)                      12 202         10 356
  Amounts due to customers - income taxes                 4 717          4 282
  Other                                                   9 400          7 563
                                                         55 126         50 791
Commitments and Contingencies (Note 13)
                                                       $299 797       $287 128

                         THE UNION LIGHT, HEAT AND POWER COMPANY

                      STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                                     Common      Paid-in       Retained     Total Common
                                      Stock      Capital       Earnings     Stock Equity
                                                     (in thousands)

Balance December 31, 1992            $8 780      $18 839       $62 915        $ 90 534
Net income                                                       9 339           9 339
Dividends on common stock                                       (2 927)         (2 927)

Balance December 31, 1993             8 780       18 839        69 327          96 946
Net income                                                       8 387           8 387
Dividends on common stock                                       (3 511)         (3 511)

Balance December 31, 1994             8 780       18 839        74 203         101 822
Net income                                                      12 172          12 172
Dividends on common stock                                       (3 512)         (3 512)

Balance December 31, 1995            $8 780      $18 839       $82 863        $110 482

The accompanying notes are an integral part of these financial statements.

                          THE UNION LIGHT, HEAT AND POWER COMPANY

                                  STATEMENTS OF CASH FLOWS
                                                         1995          1994       1993
                                                                  (in thousands)

Operating Activities
  Net income                                           $ 12 172      $  8 387    $  9 339
  Items providing (using) cash currently:
    Depreciation                                         11 438        10 644       9 813
    Deferred income taxes and investment
      tax credits - net                                     652         2 042         999
    Allowance for equity funds used during
      construction                                          (71)          (78)       (297)
    Regulatory assets - net                                 170        (1 615)        116
    Changes in current assets and current
      liabilities
        Accounts receivable                              (4 003)        8 801      (5 859)
        Materials, supplies, and fuel                     1 894         1 043      (1 583)
        Accounts payable                                 34 110        (2 377)      2 311
        Accrued taxes and interest                       (1 457)        3 307      (1 390)
    Other items - net                                     5 019         2 780       2 294

        Net cash provided by (used in) operating
          activities                                     59 924        32 934      15 743

Financing Activities
  Issuance of long-term debt                             14 704          -           -
  Redemption of long-term debt                          (37 036)         -         (6 500)
  Change in short-term debt                             (14 500)      (10 500)     18 500
  Dividends on common stock                              (3 512)       (3 511)     (2 927)

        Net cash provided by (used in) financing
          activities                                    (40 344)      (14 011)      9 073

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)              (18 901)      (20 329)    (24 127)

        Net cash provided by (used in) investing
          activities                                    (18 901)      (20 329)    (24 127)

Net increase (decrease) in cash and temporary
  cash investments                                          679        (1 406)        689
Cash and temporary cash investments at beginning
  of period                                               1 071         2 477       1 788
Cash and temporary cash investments at end of
  period                                               $  1 750      $  1 071    $  2 477

Supplemental Disclosure of Cash Flow Information
  Cash Paid During the year for:
    Interest (net of amount capitalized)               $  8 121      $  8 281    $  8 404
    Income taxes                                          7 727         4 714       4 001

The accompanying notes are an integral part of these financial statements.

RESULTS OF OPERATIONS - ULH&P

Kwh Sales

ULH&P's total kwh sales in 1995, as compared to 1994, increased 7.2% reflecting increased sales to all customer classes. The increase in residential and commercial kwh sales was due to warmer weather during the 1995 summer cooling season and colder weather during the fourth quarter of 1995 and an increase in the average number of customers. The increased industrial sales primarily reflect growth in the primary metals sector.

Total kwh sales increased 2.8% in 1994, as compared to 1993, primarily due to increased retail sales to commercial and industrial customers. Industrial sales reflected a higher level of economic activity, including growth in the primary metals, industrial machinery, food products, and rubber and plastic products sectors. The increase in commercial sales was due, in part, to new customers. A decrease in residential sales resulted from the milder weather experienced during the third and fourth quarters of 1994.

A return to more normal weather contributed to the 5.8% increase in total kwh sales in 1993, as compared to 1992. In addition, growth in the food products, industrial machinery, transportation equipment, and fabricated metal products sectors resulted in increased industrial sales.

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1995        1994       1993
   Retail
     Residential                             10.0%       (4.6)%      6.6%
     Commercial                               5.6         6.0        5.8
     Industrial                               5.2         7.2        4.4

   Total retail                               7.2         2.8        5.9

   Firm power sales for resale                7.4         5.1        4.7

   Total sales                                7.2         2.8        5.8

ULH&P currently forecasts a 2% annual compound growth rate in kwh sales over the 1996 through 2005 period. This forecast does not reflect the effects of DSM programs and excludes any potential new off-system, long-term firm power sales.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes increased 8.6% for 1995, as compared to 1994. The colder weather during the fourth quarter of 1995 primarily attributed to the increase in residential and commercial sales. These increases were partially offset by a decline in industrial sales resulting from customers electing to purchase directly from suppliers, creating additional demand for transportation services provided by ULH&P. The increased transportation volumes mainly reflect industrial demand for gas transportation services in the paper products sector.
The milder weather experienced in 1994 contributed to a decrease in residential gas sales volumes and led to the decrease in total Mcf sales and transportation of 4.3%, as compared to 1993. The increase in gas transportation more than offset the decrease in industrial sales volumes and was attributable to additional demand for gas transportation services by industrial customers mainly in the primary metals, paper products, and food products sectors.

The increase in Mcf sales and transportation of 5.8% in 1993, when compared to 1992, was attributable to higher sales to retail customers. This increase was primarily attributable to higher sales to residential customers caused by the return to more normal weather during the 1993 heating season and the addition of a number of customers to ULH&P's gas system during the year. Gas transportation volumes for 1993 decreased largely as a result of lower industrial demand for gas transportation services in the paper products sector. However, the decrease in Mcf transported was more than offset by the increase in Mcf sold to industrial customers.

Year-to-year changes in Mcf sales for each major class of customers and Mcf transportation volumes are shown below:

                                         Increase (Decrease) from Prior Year

                                             1995        1994       1993

   Retail
     Residential                              9.5 %     (11.2)%      8.2 %
     Commercial                               3.8         4.1        4.1
     Industrial                              (8.4)       (9.2)      23.9

   Total retail                               6.0        (6.6)       8.3

   Gas transported                           24.3        12.9      (10.5)

   Total gas sold and transported             8.6        (4.3)       5.8

Operating Revenues

ELECTRIC OPERATING REVENUES

Electric operating revenues increased $9.6 million (5.4%) in 1995, and $1.9 million (1.1%) in 1994. These increases reflect higher kwh sales, as previously discussed. In 1993, electric operating revenues increased $16.0 million (10.0%) due to an increase in kwh sales and the full effect of a rate increase that became effective in May 1992.


An analysis of electric operating revenues for the past three years is shown below:

                                                1995         1994       1993
                                                        (in thousands)
Previous year's electric
  operating revenues                         $177 564     $175 712   $159 690
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                     (3 934)      (3 095)     6 355
    Firm power sales for resale                    24          170         82
  Total change in price per kwh                (3 910)      (2 925)     6 437

  Kwh sales
    Retail                                     13 363        4 761      9 196
    Firm power sales for resale                   157           92         78
  Total change in kwh sales                    13 520        4 853      9 274

  Other                                             6          (76)       311
Current year's electric
  operating revenues                         $187 180     $177 564   $175 712

GAS OPERATING REVENUES

The increasing trend of industrial customers purchasing gas directly from producers and utilizing ULH&P facilities to transport the gas (see the "Mcf Sales and Transportation" section) continues to put downward pressure on gas operating revenues. When ULH&P sells gas, the sales price reflects the cost of gas purchased by ULH&P to support the sale plus the costs to deliver the gas. When gas is transported, ULH&P does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues declined $1.7 million (2.3%) in 1995, as compared to 1994 as a result of the aforementioned trend toward increased transportation services and the operation of fuel adjustment clauses reflecting a lower average cost of gas purchased.

In 1994, gas operating revenues decreased $3.8 million (5.0%), as compared to 1993, primarily as a result of a decline in total volumes sold and transported of 4.3%. This decrease was partially offset by the effect of a gas rate increase which became effective in mid-1993.

Gas operating revenues increased $13.1 million (21.0%) in 1993 due to the operation of the fuel adjustment clause reflecting an increase in the cost of gas purchased, the mid-1993 rate increase, and a 5.8% increase in total volumes sold and transported.

Operating Expenses

ELECTRICITY PURCHASED FROM PARENT COMPANY FOR RESALE

Electricity purchased increased $7.4 million (5.5%) in 1995 due to an 8.1% increase in volumes purchased. In 1993, electricity purchased increased $7.1 million (5.6%) due to a 6.3% increase in volumes purchased.

GAS PURCHASED

In 1995, gas purchased expense decreased $3.8 million (9.3%) from 1994 primarily due to a 13.7% decrease in the average cost per Mcf of gas purchased. Gas purchased expense in 1994 decreased $2.9 million (6.6%) due to a 5.2% decrease in volumes purchased. In 1993, gas purchased expense increased $8.0 million (22.5%) due to an 11.8% increase in the average cost per Mcf of gas purchased and to a 9.5% increase in volumes purchased.

OTHER OPERATION

In 1995, other operation expense decreased $1.6 million (4.9%), as compared to 1994, due, in part, to decreased gas and electric distribution expenses and decreased gas production expenses. In 1994, other operation expense increased $1.9 million (6.2%), as compared to 1993, due primarily to increased gas and electric distribution expenses and increased wages and benefits. Other operation expense decreased $1.2 million (3.8%) in 1993 due to a number of factors including reduced electric and gas distribution expenses and cost control efforts.

MAINTENANCE

Maintenance expense decreased $.9 million (16.3%) in 1995 and $.8 million (12.7%) in 1994 primarily as a result of reduced maintenance costs on gas and electric distribution facilities.

DEPRECIATION

Depreciation expense increased $.8 million (7.5%) in 1995, as compared to 1994, primarily due to additions to electric and gas plant in service. Increases in 1994 and 1993 of $.8 million (8.5%) and $1.5 million (18.0%), respectively, were due to increases in depreciable plant in service and the adoption of higher depreciation rates on gas and common plant in accordance with a KPSC rate order issued in 1993.

NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Cinergy, CG&E, PSI, and ULH&P

(a) Consolidation Policy Cinergy, a Delaware corporation, was created in the October 1994 merger of Resources and CG&E. Cinergy's subsidiaries are CG&E, PSI, Investments, and Services. The accompanying Financial Statements include the accounts of Cinergy and its subsidiaries after elimination of significant intercompany transactions and balances.

At merger consummation, each outstanding share of common stock of Resources and CG&E was exchanged for 1.023 shares and one share, respectively, of Cinergy common stock, resulting in the issuance of approximately 148 million shares of Cinergy common stock, par value $.01 per share. The outstanding preferred stock and debt securities of CG&E, its utility subsidiaries (including ULH&P), and PSI were not affected by the merger. The merger was accounted for as a pooling of interests, and the Financial Statements, along with the related notes, are presented as if the merger was consummated as of the beginning of the earliest period presented.

Resources' and CG&E's consolidated operating revenues and net income for the nine months ended September 30, 1994, and the year ended December 31, 1993, were as follows:

                             Resources     CG&E     Eliminations(i)   Cinergy
                                              (in millions)

Nine months ended September
  30, 1994 (unaudited)
    Operating revenues       $  849(ii)   $1 363        $ (7)          $2 205
    Net income                   60          146           -              206

Year ended December 31, 1993
    Operating revenues        1 102(ii)    1 752         (10)           2 844
    Net income (loss)            97          (34)(iii)     -               63


(i)  Eliminations of intercompany power sales.
(ii) Reflects reclassifications from previously reported amounts to conform to the 1995 presentation.
(iii) Reflects write-off of a portion of Zimmer ($223 million, net of taxes).

Cinergy, CG&E, PSI, and ULH&P

(b) Nature of Operations Cinergy is a registered holding company under the PUHCA. CG&E, an Ohio combination electric and gas utility, and its four wholly-owned utility subsidiaries (including ULH&P, a Kentucky combination electric and gas utility) are primarily engaged in the production, transmission, distribution, and sale of electric energy and/or the sale and transportation of natural gas in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. PSI, an Indiana electric utility and previously Resources' utility subsidiary, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. Investments, a Delaware corporation, is a non-utility subholding company that was formed to operate Cinergy's non-utility businesses and interests. Services, a Delaware corporation, is the service company for the Cinergy system, providing member companies with a variety of administrative, management, and support services. The majority of Cinergy's operating revenues are derived from the sale of electricity and the sale and transportation of natural gas.

Cinergy, CG&E, PSI, and ULH&P

(c) Management's Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates are also required with respect to the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. (See Note 13.)

Cinergy, CG&E, PSI, and ULH&P

(d) Regulation Cinergy, its utility subsidiaries, and certain of its non-utility subsidiaries are subject to regulation by the SEC under the PUHCA. Cinergy's utility subsidiaries are also subject to regulation by the FERC and the state utility commissions of Ohio, Kentucky, and Indiana. The accounting policies of Cinergy's utility subsidiaries conform to the accounting requirements and ratemaking practices of these regulatory authorities and to generally accepted accounting principles, including the provisions of Statement 71.

Under the provisions of Statement 71, regulatory assets represent probable future revenue associated with deferred costs to be recovered from customers through the ratemaking process. The following regulatory assets of PSI and CG&E and its utility subsidiaries are reflected in the Balance Sheets as of December 31:

                                     1995                     1994
                              PSI  CG&E 1/ Cinergy     PSI  CG&E 1/ Cinergy
                                             (in millions)

Amounts due from customers -
  income taxes                $ 27   $397   $  424     $ 27  $382    $  409
Post-in-service carrying
  costs and deferred
  operating expenses            39    148      187       30   155       185
Phase-in deferred return
  and depreciation              -     100      100       -    101       101
Deferred DSM costs             110     19      129       94    10       104
Deferred merger costs           42     15       57       38    12        50
Unamortized costs of
  reacquiring debt              34     40       74       37    33        70
Postretirement benefit
  costs                         21      4       25       21     4        25
1992 workforce reduction
  costs                         -       8        8       -     17        17
Other                           13     29       42        9    35        44

  Total                       $286   $760   $1 046     $256  $749    $1 005

1/ Includes $7 million and $5 million related to ULH&P at December 31, 1995 and 1994, respectively.

PSI has previously received regulatory orders authorizing the recovery of $149 million of its total regulatory assets at December 31, 1995, and is currently requesting recovery of an additional $119 million. CG&E has previously received regulatory orders authorizing the recovery of $701 million (including $3 million for ULH&P) of its total regulatory assets at December 31, 1995, and is currently requesting recovery of an additional $11 million. Both PSI and CG&E (including ULH&P) will request recovery of additional amounts in future rate proceedings in each applicable jurisdiction. (See Note 2.)

See Note 1(e), (f), (g), (h), (i), (j), and (k) for additional information regarding amounts due from customers - income taxes, phase-in deferred return and depreciation, deferred DSM costs, post-in-service carrying costs and deferred operating expenses, deferred merger costs, costs of reacquiring debt, and 1992 workforce reduction costs, respectively. For additional information regarding postretirement benefit costs, see Note 11.

Certain criteria must be met in order to continue to apply the provisions of Statement 71, including regulated rates designed to recover the specific utility's costs. Failure to satisfy the criteria in Statement 71 would eliminate the basis for reporting regulatory assets. Although Cinergy's utility subsidiaries' current regulatory orders and regulatory environment fully support the continued recognition of their regulatory assets, the ultimate outcome of the changing competitive environment discussed in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" could result in Cinergy's utility subsidiaries discontinuing application of Statement 71 for all or part of their business. Such an event would require the write-off of the portion of any regulatory asset for which sufficient regulatory assurance of future recovery no longer exists. No evidence currently exists that would support a write-off of any portion of Cinergy's utility subsidiaries' regulatory assets.

In March 1995, the FASB issued Statement 121, which is effective in January 1996 for Cinergy and its utility subsidiaries. Statement 121, which addresses the identification and measurement of asset impairments for all enterprises, will be particularly relevant for electric utilities as a result of the potential for deregulation of the generation segment of the business. Statement 121 requires recognition of impairment losses on long-lived assets when book values exceed expected future cash flows. Based on the regulatory environment in which Cinergy currently operates, compliance with the provisions of Statement 121 is not expected to have an adverse effect on its financial condition or results of operations. However, this conclusion may change in the future as competitive pressures and potential restructuring influence the electric utility industry.

Cinergy and its utility subsidiaries intend to continue their pursuit of competitive strategies that mitigate the potential impact of these issues on the financial condition of the companies (see the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

Cinergy, CG&E, PSI, and ULH&P

(e) Federal and State Income Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Investment tax credits utilized to reduce Federal income taxes payable have been deferred for financial reporting purposes and are being amortized over the useful lives of the property which gave rise to such credits.

Income tax provisions reflected in customer rates are regulated by the various regulatory commissions overseeing the regulated business operations of PSI, CG&E, and its utility subsidiaries. To the extent deferred income taxes are not reflected in rates charged to customers, income taxes payable in future years are recoverable from customers as paid. The future revenues associated with these amounts are reflected in the accompanying Financial Statements as a regulatory asset based on the probable recovery through customers' rates in future periods. Conversely, to the extent deferred income taxes recovered in rates exceed amounts payable in future periods, such amounts are reflected in the accompanying Financial Statements as "Income taxes refundable through rates" on the basis of their probable repayment in future years.

Cinergy and CG&E

(f) Phase-in Deferred Return and Depreciation In the first three years of a rate phase-in plan for Zimmer included in the May 1992 Order by the PUCO, rates charged to customers did not fully recover depreciation expense and return on investment. In accordance with the provisions of the May 1992 Order, this deficiency has been deferred on the Consolidated Balance Sheets and is being recovered over a seven-year period beginning in May 1995.

Cinergy, CG&E, PSI, and ULH&P

(g) DSM In February 1995, the IURC issued the February 1995 Order approving a rate settlement agreement among PSI and certain intervenors which authorized the recovery of DSM expenditures deferred through July 1993 ($35 million), together with carrying costs. In addition, base rates include recovery of $23 million of DSM expenditures on an annual basis. Under the February 1995 Order, current deferral of DSM expenditures is the amount by which actual annual expenditures exceed the base level of $23 million. If DSM expenditures in any calendar year are less than the $23 million in base rates, the unamortized balance of deferred DSM expenditures is reduced by such difference. In its current retail rate proceeding, PSI has requested recovery of DSM expenditures deferred between July 1993 and August 1995, together with carrying costs, and an increase in the ongoing annual expense level from $23 million to $39 million (see Note 2(a)). DSM expenditures subsequent to August 1995 in excess of the annual ongoing level in base rates are being deferred, with carrying costs, for recovery in a subsequent rate proceeding.

In the August 1993 Order, CG&E was authorized to recover approximately $5 million annually of costs associated with DSM programs for residential customers. In 1995, the PUCO authorized the deferral, with carrying costs, of the expenditures associated with a number of approved DSM programs to the extent such expenditures are in excess of the $5 million already being recovered. CG&E is also requesting PUCO approval to defer the costs of additional DSM programs. Additionally, the KPSC has authorized recovery of costs related to various DSM programs of ULH&P.

Cinergy, CG&E, and PSI

(h) Post-in-service Carrying Costs and Deferred Operating Expenses CG&E received various orders from the PUCO which permitted the deferral of carrying costs and non-fuel operating expenses (including depreciation) for Zimmer and Woodsdale. Effective with the dates of the PUCO's orders reflecting the units in customer rates, the deferrals of post-in-service carrying costs are being recovered over the lives of the applicable units and the deferred non-fuel operating expenses are being recovered over a 10-year period.

PSI received authority from the IURC for the accrual of the debt component of carrying costs (to the extent not recovered currently in retail rates) and the deferral of depreciation expense on certain major projects, primarily environmental in nature, including the Clean Coal Project and a scrubber at Gibson. These deferrals are either being recovered currently over the remaining lives of the related assets in accordance with the February 1995 Order, have been requested for recovery in PSI's current retail rate proceeding, or will be requested for recovery in a subsequent PSI retail rate proceeding.

Cinergy, CG&E, PSI, and ULH&P

(i) Merger Costs CG&E and its utility subsidiaries are deferring the non-PUCO electric jurisdictional portion of Merger Costs for future recovery in customer rates, including $6 million requested for recovery in CG&E's current gas rate proceeding. In accordance with the February 1995 Order, PSI is deferring Merger Costs it incurs through October 31, 1996, and is recovering the deferrals over a 10-year period as an offset against merger savings.
In 1994, CG&E and PSI completed voluntary workforce reduction programs. As a result of the programs, the Cinergy subsidiaries incurred a combined pre-tax cost of approximately $28.8 million ($17.4 million for CG&E and its subsidiaries($1.8 million for ULH&P), including $15.6 million of additional pension costs further discussed in Note 10, and $11.4 million for PSI). In the third quarter of 1994, CG&E expensed $11 million representing the PUCO electric jurisdictional portion of these costs. The remaining $6.4 million of costs have been deferred as costs to achieve merger savings. The cost of PSI's voluntary workforce reduction program was deferred as a cost to achieve merger savings.

Cinergy, CG&E, PSI, and ULH&P

(j) Debt Discount, Premium, and Issuance Expenses and Costs of Reacquiring Debt Debt discount, premium, and issuance expenses on outstanding long-term debt of Cinergy's utility subsidiaries are amortized over the lives of the respective issues.

In accordance with established ratemaking practices, Cinergy's utility subsidiaries have deferred costs (principally call premiums) from the reacquisition of long-term debt and are amortizing such amounts over periods ranging from one to 25 years (three to 17 years for PSI, one to 25 years for CG&E and its subsidiaries, and 24 years for ULH&P).

Cinergy, CG&E, and ULH&P

(k) 1992 Workforce Reduction Costs In 1992, CG&E and its subsidiaries incurred $30.4 million (of which approximately $3 million related to ULH&P) in connection with a workforce reduction program. In accordance with the August 1993 Order, CG&E is recovering the majority of these costs through rates over a three-year period. ULH&P is recovering the gas portion of these costs through rates over a 10-year period.

Cinergy, CG&E, PSI, and ULH&P

(l) Utility Plant Utility plant is stated at the original cost of construction, which includes AFUDC and a proportionate share of overhead costs. Construction overhead costs include salaries, payroll taxes, fringe benefits, and other expenses.

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

Cinergy, CG&E, PSI, and ULH&P

(m) AFUDC Cinergy's utility subsidiaries capitalize AFUDC, a non-cash income item, which is defined in the regulatory system of accounts prescribed by the FERC as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used". AFUDC accrual rates were as follows, and are compounded semi-annually:

                                         1995      1994      1993
               Cinergy Average           7.9%      6.9%      9.2%
               CG&E and utility
                 subsidiaries Average    8.8       9.1       8.3
               ULH&P Average             7.0       5.9       8.8
               PSI                       7.0       6.4       9.5

Cinergy, CG&E, PSI, and ULH&P

(n) Depreciation and Maintenance Provisions for depreciation are determined by using the straight-line method applied to the cost of depreciable plant in service. The rates are based on periodic studies of the estimated service lives and net cost of removal of the properties. The depreciation rates for utility plant during each of the following three years were:

                                             1995    1994    1993_

         PSI                                 3.1%    3.8%    3.8%
         CG&E and its utility subsidiaries
           Electric                          2.9     2.9     2.9
           Gas                               2.8     2.8     2.7
           Common                            3.4     3.4     3.3
         ULH&P
           Electric                          3.3     3.3     3.4
           Gas                               3.1     3.1     2.9
           Common                            5.1     5.1     4.1

In accordance with the February 1995 Order, revised depreciation rates for PSI were implemented in March 1995. This change resulted in a decrease in annual depreciation expense of approximately $30 million.

In a July 1993 rate order, the KPSC authorized changes in depreciation accrual rates on ULH&P's gas and common plant. The changes resulted in an increase in depreciation expense of approximately $.5 million for 1993.

For Cinergy's utility subsidiaries, maintenance and repairs of property units and replacements of minor items of property are charged to maintenance expense. The costs of replacements of property units are capitalized. The original cost of the property retired and the related costs of removal, less salvage recovered, are charged to accumulated depreciation.

Cinergy, CG&E, PSI, and ULH&P

(o) Operating Revenues and Fuel Costs Cinergy's utility subsidiaries recognize revenues for electric and gas service rendered during the month, which include revenues for sales unbilled at the end of each month. The costs of electricity and gas purchased and the cost of fuel used in electric production are expensed as recovered through revenues, and any portion of these costs recoverable or refundable in future periods is deferred in the accompanying Balance Sheets. In accordance with the settlement agreement approved in the February 1995 Order and the Indiana statute in effect at the time of the settlement agreement, PSI's recovery of fuel costs is subject to a determination that such recovery will not result in PSI earning a return in excess of that allowed in the February 1995 Order.
Cinergy, CG&E, and ULH&P

(p) Order 636 In 1992, the FERC issued Order 636 which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 also allowed pipelines to recover transition costs they incurred in complying with the order from customers, including CG&E and its utility subsidiaries. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its residential and industrial customer groups providing for recovery of these pipeline transition costs. CG&E presently is recovering its Order 636 transition costs pursuant to a PUCO-approved tariff. CG&E's utility subsidiaries, including ULH&P, recover such costs through their gas cost recovery mechanisms. These costs are deferred as incurred by CG&E and its utility subsidiaries and amortized as recovered from customers.

Cinergy, CG&E, PSI, and ULH&P

(q) Statements of Cash Flows All temporary cash investments with maturities of three months or less, when acquired, are reported as cash equivalents. Cinergy and its subsidiaries had no material non-cash investing or financing transactions during the years 1993 through 1995.

Cinergy, CG&E, PSI, and ULH&P

(r) Reclassification Certain amounts in the 1993 and 1994 Financial Statements have been reclassified to conform to the 1995 presentation.

2.  Rates

Cinergy and PSI

(a) PSI's Current Retail Rate Proceeding PSI currently has pending before the IURC a retail rate increase request of 11.1% ($111.2 million annually). Major components of the increase include the costs of the Clean Coal Project, increased DSM costs, the costs of a scrubber at Gibson, and other investments in utility plant. Both the Clean Coal Project and the scrubber at Gibson were previously approved by the IURC. The request also reflects a return on common equity of 11.9%, before the 100 basis points additional common equity return allowed as a merger savings sharing mechanism in the February 1995 Order, with an 8.6% overall rate of return on net original cost rate base. The UCC filed testimony with the IURC recommending a 4.7% ($47.3 million annually) retail rate increase. The primary differences between PSI's request and the UCC's proposal are the requested return on common equity and DSM costs. The UCC recommended the requested increase in DSM costs be excluded from this proceeding and addressed in a separate currently pending proceeding specifically established to review PSI's current and proposed DSM programs.
An order in the rate proceeding is anticipated by the end of the second quarter of 1996. Cinergy cannot predict what action the IURC may take with respect to this proposed rate increase. (See Note 17 for an event subsequent to the date of the auditor's report.)

Cinergy and CG&E

(b) CG&E's Current Gas Rate Proceeding In January 1996, CG&E filed a request with the PUCO supporting a gas rate increase of 7.8% ($26.7 million annually). The increase, anticipated to be effective in November 1996, is being requested, in part, to recover capital investments made since CG&E's last gas rate increase in 1993. The proposed rate design includes a pilot program that would allow 8,000 to 12,000 residential customers to choose their natural gas supplier with CG&E providing transportation services to the customers' premises. Settlement discussions with gas customer representatives, which began in July 1995, are ongoing. Cinergy cannot predict the outcome of the settlement discussions nor what actions the PUCO may take with respect to the proposed rate increase.

3.  Common Stock

(a)  Changes in Common Stock Outstanding

Cinergy

The following table reflects the shares of Cinergy common stock reserved for issuance at December 31, 1995, and issued in 1995, 1994, and 1993, for the Company's stock-based plans, including previous plans of Resources and CG&E. Shares issued prior to merger consummation have been adjusted for Resources' merger conversion ratio of 1.023.

                                  Shares
                                Reserved at            Shares Issued
                               Dec. 31, 1995    1995       1994       1993

401(k) Savings Plans             6 469 373    1 222 379  1 458 631  1 152 096

Dividend Reinvestment and
  Stock Purchase Plan            1 798 486      935 711  1 127 881    944 168

Directors' Deferred
  Compensation Plan                200 000         -            77     61 266

Performance Shares Plan*           771 793       28 207     27 116     28 447

Employee Stock Purchase
  and Savings Plan               1 932 384        1 010    140 039        244

Stock Option Plan                4 596 003      403 997     25 575    139 026

*A long-term incentive compensation plan for certain participants designated by the Compensation Committee of Cinergy's Board of Directors.

In addition to the issuances of common stock previously discussed, Resources issued 1,118,671 shares of common stock in 1993 to the trustee of its two Master Trust Agreements as required as a result of the announcement of the merger. Prior to consummation of the merger in October 1994, Resources issued an additional 16,518 shares to the trustee and distributed 98,400 shares (reflected in the above table as shares issued in 1994) to participants of certain benefit plans. As a result of the merger consummation, in December 1994, Cinergy retired the remaining 1,036,789 shares held by the trustee.

In December 1994, Cinergy publicly issued 7,089,000 shares of common stock under a shelf registration statement for the sale of up to eight million shares. In addition, upon consummation of the merger, Cinergy awarded five shares of common stock to all non-officer employees for additional issuances under this shelf registration statement of 43,605 shares and 10 shares in 1994 and 1995, respectively.
During 1995, Cinergy retired 119,211 shares of common stock, primarily representing shares tendered as payment for the exercise of previously granted stock options.

CG&E

CG&E issued 1,601,003 shares of common stock in 1994 (prior to the merger), and 1,673,058 shares in 1993, for its stock-based compensation and dividend reinvestment plans. After merger consummation, the common stock issued to CG&E's 401(k) Savings Plans is Cinergy common stock rather than CG&E common stock, and CG&E's Dividend Reinvestment and Stock Purchase Plan was merged into and replaced by Cinergy's Dividend Reinvestment and Stock Purchase Plan.

ULH&P

All of ULH&P's common stock is held by CG&E.

Cinergy, CG&E, and PSI

(b) Dividend Restrictions Cinergy owns all of the common stock of CG&E and PSI. The ability of Cinergy to pay dividends to holders of Cinergy common stock is dependent on the ability of CG&E and PSI to pay common dividends to Cinergy. CG&E and PSI cannot purchase or otherwise acquire for value or pay dividends on their common stock if dividends are in arrears on their preferred stock or if they are in arrears in the redemption of preferred stock pursuant to mandatory redemption requirements. The amount of common stock dividends that each company can pay also may be limited by certain capitalization and earnings requirements. Currently, these requirements do not impact the ability of either company to pay dividends on common stock.

Cinergy

(c) Stock Option Plan The Stock Option Plan, which succeeded a similar plan of Resources, is designed to align executive compensation with shareholder interests. Under the Stock Option Plan, incentive and non-qualified stock options and stock appreciation rights may be granted to key employees, officers, and outside directors. Common stock granted under the Stock Option Plan may not exceed five million shares. Options are granted at the fair market value of the shares on the date of grant, except that non-qualified stock options were granted to two executive officers under Resources' stock option plan at an option price equal to 91% of the fair market value of the shares at the date of grant. Options vest over five years and have a purchase term of up to 10 years. All options granted prior to November 1993, but not previously vested, became vested upon approval of the merger by Resources' shareholders. No incentive stock options may be granted under the plan after October 24, 2004.

The Stock Option Plan activity for 1993, 1994, and 1995, adjusted for Resources' merger conversion ratio of 1.023, is summarized as follows:

                                                                  Range of
                                               Shares Subject   Option Prices
                                                  to Option       Per Share

Balance at December 31, 1992                      1 186 554    $12.26 to 17.35
Options Exercised                                  (139 026)    12.26 to 16.56

Balance at December 31, 1993                      1 047 528    $12.50 to 17.35
Options Granted                                   1 387 500          22.88
Options Exercised                                   (25 575)    13.14 to 16.56

Balance at December 31, 1994                      2 409 453    $12.50 to 22.88
Options Granted                                   1 672 500     24.31 to 28.81
Options Exercised                                 _(403 997)    12.50 to 17.35

Balance at December 31, 1995                      3 677 956    $12.50 to 28.81

Shares Reserved for Future Grants
  At December 31, 1993                            1 368 263
  At December 31, 1994                            2 590 547
  At December 31, 1995                              918 047

In addition, 45,000 options were granted to various employees in January 1996, at an option price of $31.56 per share.

No stock appreciation rights have been granted under this plan. The total options exercisable at December 31, 1995, 1994, and 1993, were 895,456, 1,021,953, and 1,047,528, respectively.

4.  Preferred Stock of Subsidiaries

Cinergy, CG&E, and PSI


(a)  Schedule of Cumulative Preferred Stock
                                                                                December 31
                                                                              1995        1994
                                                                           (dollars in thousands)
CG&E
  Authorized 6,000,000 shares
  Not subject to mandatory redemption
    Par value $100 per share - outstanding
      4%     Series 270,000 shares in 1995 and 1994                         $ 27 000    $ 27 000
      4 3/4% Series 130,000 shares in 1995 and 1994                           13 000      13 000
      7.44%  Series 400,000 shares in 1994                                      -         40 000
          Total                                                               40 000      80 000

  Subject to mandatory redemption
    Par value $100 per share - outstanding
      9.15%  Series 500,000 shares in 1994                                      -         50 000
      7 7/8% Series 800,000 shares in 1995 and 1994
        (subject to mandatory redemption on January 1, 2004
        at $100; not redeemable prior to that date)                           80 000      80 000
      7 3/8% Series 800,000 shares in 1995 and 1994
        (redeemable, upon call, after August 1, 2002 at $100)                 80 000      80 000
          Total                                                              160 000     210 000

PSI
  Not subject to mandatory redemption
    Par value $25 per share - authorized 5,000,000 shares - outstanding
      4.32%  Series   169,162 shares in 1995 and 1994                          4 229       4 229
      4.16%  Series   148,763 shares in 1995 and 1994                          3 719       3 719
      7.44%  Series 4,000,000 shares in 1995 and 1994                        100 000     100 000
    Par value $100 per share - authorized 5,000,000 shares - outstanding
      3 1/2% Series    40,843 shares in 1995 and 41,172 shares in 1994         4 085       4 117
      6 7/8% Series   600,000 shares in 1995 and 1994                         60 000      60 000
      7.15%  Series   158,640 shares in 1995 and 1994                         15 864      15 864
          Total                                                              187 897     187 929

Total - Cinergy
  Total not subject to mandatory redemption                                 $227 897    $267 929
  Total subject to mandatory redemption                                     $160 000    $210 000

Cinergy, CG&E, and PSI

(b) Changes in Cumulative Preferred Stock Outstanding Changes in cumulative preferred stock outstanding during 1995, 1994, and 1993, were as follows:

                                                     Shares
                                                     Issued          Par
                                                    (Retired)       Value
                                                                (in thousands)
1995
  Not subject to mandatory redemption
    Par value $100 per share
      CG&E
        7.44 % Series                                (400 000)     $(40 000)
      PSI
        3 1/2% Series                                    (329)          (32)
  Subject to mandatory redemption
    Par value $100 per share
      CG&E
        9.15 % Series                                (500 000)      (50 000)

1994
  Not subject to mandatory redemption
    Par value $100 per share
      CG&E
        9.28 % Series                                (400 000)      (40 000)
      PSI
        3 1/2% Series                                    (598)          (60)

1993
  Not subject to mandatory redemption
    Par value $25 per share
      PSI
        7.44 % Series                               4 000 000       100 000
    Par value $100 per share
      PSI
        3 1/2% Series                                    (237)          (24)
        8.52 % Series                                (211 190)      (21 119)
        8.38 % Series                                (162 520)      (16 252)
        8.96 % Series                                (216 900)      (21 690)
        6 7/8% Series                                 600 000        60 000

Cinergy and CG&E

(c) Cumulative Preferred Stock with Mandatory Redemption In each of 1998, 1999, and 2000, CG&E is required to redeem $4 million of its 7 3/8% Series Cumulative Preferred Stock, which is subject to mandatory redemption each August 1, beginning in 1998, in an amount sufficient to retire 40,000 shares, at a price of $100 per share, plus accrued dividends. In addition, CG&E, at its option, may redeem up to a like amount of shares in any given year, at a price of $100 per share. CG&E may satisfy this sinking fund requirement, in whole or in part, by crediting shares acquired during the year. To the extent CG&E does not satisfy the sinking fund obligation in any year, such obligation must be satisfied in the succeeding year or years. CG&E may not purchase or otherwise acquire for value or pay dividends on its common stock if it is in arrears in the redemption of preferred stock pursuant to the mandatory sinking fund requirements.

Cinergy, CG&E, PSI, and ULH&P
5.  Long-term Debt


(a)  Schedule of Long-term Debt (excluding amounts due within one year)
                                                                               December 31
                                                                            1995         1994
                                                                          (dollars in thousands)
CG&E and Subsidiaries
  CG&E
    First Mortgage Bonds
       5 7/8% Series due July 1, 1997                                    $   30 000   $   30 000
       6 1/4% Series due September 1, 1997                                  100 000      100 000
        5.80% Series due February 15, 1999                                  110 000      110 000
       7 3/8% Series due May 1, 1999                                         50 000       50 000
       7 3/8% Series due November 1, 2001                                    60 000       60 000
       7 1/4% Series due September 1, 2002                                  100 000      100 000
       8 1/8% Series due August 1, 2003                                      60 000       60 000
        6.45% Series due February 15, 2004                                  110 000      110 000
      10 1/8% Series due December 1, 2015 (Pollution Control)                  -          84 000
        9.70% Series due June 15, 2019                                         -         100 000
      10 1/8% Series due May 1, 2020                                           -         100 000
       10.20% Series due December 1, 2020                                      -         150 000
        8.95% Series due December 15, 2021                                  100 000      100 000
       8 1/2% Series due September 1, 2022                                  100 000      100 000
        7.20% Series due October 1, 2023                                    300 000      300 000
        5.45% Series due January 1, 2024 (Pollution Control)                 46 700       46 700
       5 1/2% Series due January 1, 2024 (Pollution Control)                 48 000       48 000
          Total first mortgage bonds                                      1 214 700    1 648 700

    Pollution Control Notes
      Variable rate due August 1, 2013 and December 1, 2015                 100 000      100 000
      Variable rate due September 1, 2030                                    84 000         -
        6.50% due November 15, 2022                                          12 721       12 721
          Total pollution control notes                                     196 721      112 721

    Other Long-term Debt
        6.90% unsecured debentures due June 1, 2025                         150 000         -
        8.28% junior subordinated debentures due July 1, 2025               100 000         -
          Total other long-term debt                                        250 000         -

    Unamortized Premium and Discount - Net                                  (14 348)     (14 102)
          Total - CG&E                                                    1 647 073    1 747 319

  ULH&P
    First Mortgage Bonds
       6 1/2% Series due August 1, 1999                                      20 000       20 000
           8% Series due October 1, 2003                                     10 000       10 000
       9 1/2% Series due December 1, 2008                                    10 000       10 000
        9.70% Series due July 1, 2019                                          -          20 000
      10 1/4% Series due June 1, 2020 and November 15, 2020                    -          30 000
          Total first mortgage bonds                                         40 000       90 000

    Other Long-term Debt
        7.65% unsecured debentures due July 15, 2025                         15 000         -

    Unamortized Premium and Discount - Net                                     (623)        (762)
          Total - ULH&P                                                      54 377       89 238

  Lawrenceburg
    First Mortgage Bonds
       9 3/4% Series due October 1, 2001                                      1 200        1 200
          Total - CG&E and Subsidiaries                                  $1 702 650   $1 837 757
PSI
  First Mortgage Bonds
    Series S,       7%, due January 1, 2002                              $   26 429   $   26 429
    Series Y,   7 5/8%, due January 1, 2007                                  24 140       24 140
    Series BB,  6 5/8%, due March 1, 2004 (Pollution Control)                 5 000        5 000
    Series NN,   7.60%, due March 15, 2012 (Pollution Control)               35 000       35 000
    Series QQ,  8 1/4%, due June 15, 2013 (Pollution Control)                23 000       23 000
    Series RR,  9 3/4%, due August 1, 1996                                     -          50 000
    Series TT,  7 3/8%, due March 15, 2012 (Pollution Control)               10 000       10 000
    Series UU,  7 1/2%, due March 15, 2015 (Pollution Control)               14 250       14 250
    Series YY,   5.60%, due February 15, 2023 (Pollution Control)            29 945       30 000
    Series ZZ,  5 3/4%, due February 15, 2028 (Pollution Control)            50 000       50 000
    Series AAA, 7 1/8%, due February 1, 2024                                 50 000       50 000
         Total first mortgage bonds                                         267 764      317 819

  Secured Medium-term Notes
    Series A, 6.65% to 8.88%, due January 3, 1997 to June 1, 2022           300 000      300 000
    Series B, 5.22% to 8.26%, due September 17, 1998
      to August 22, 2022                                                    230 000      230 000
    (Series A and B, 7.64% weighted average interest rate
       and 16 year weighted average remaining life)
         Total secured medium-term notes                                    530 000      530 000

  Pollution Control Notes
    5 3/4%, due December 15, 1996 to December 15, 2003                       19 200       19 600

  Other Long-term Debt
    Series 1994A Promissory Note, non-interest bearing,
      due January 3, 2001                                                    19 825       19 825

  Unamortized Premium and Discount - Net                                     (8 673)      (9 732)
         Total - PSI                                                     $  828 116   $  877 512

Total - Cinergy and Subsidiaries
  First Mortgage Bonds                                                   $1 523 664   $2 057 719
  Secured Medium-term Notes                                                 530 000      530 000
  Pollution Control Notes                                                   215 921      132 321
  Other Long-term Debt                                                      284 825       19 825
  Unamortized Premium and Discount - Net                                    (23 644)     (24 596)
         Total long-term debt                                            $2 530 766   $2 715 269

Cinergy, CG&E, PSI, and ULH&P

(b) Mandatory Redemption and Other Requirements Long-term debt maturities for the next five years are as follows:

                    Cinergy and      CG&E and
                    Subsidiaries   Subsidiaries        PSI          ULH&P
                                          (in millions)

     1996               $ 50           $ -            $ 50           $ -
     1997                140            130             10             -
     1998                 36             -              36             -
     1999                187            180              7            20
     2000                 31             -              31             -
                        $444           $310           $134           $20

In January 1996, CG&E retired $5 million principal amount of its 10.20% first mortgage bonds (due December 1, 2020). Additionally, CG&E redeemed in February 1996, the remaining $131.5 million principal amount of these bonds at a price of 100% through the M&R Fund provision of its first mortgage bond indenture. ULH&P also redeemed, in February 1996, $9 million principal amount of its 10 1/4% first mortgage bonds (due November 15, 2020) at a price of 107.20% and the remaining $6 million principal amount of such bonds at a price of 100% through its M&R Fund provision. The first mortgage bonds retired in January and February 1996 by CG&E and ULH&P have been classified as "Long-term debt due within one year" in the appropriate Balance Sheets. M&R Fund provisions contained in CG&E's, PSI's, and ULH&P's first mortgage bond indentures require cash payments, bond retirements, or pledges of unfunded property additions each year based on a formularized amount related to the net revenues of the respective company.

6. Notes Payable

Cinergy, CG&E, PSI, and ULH&P

Cinergy's subsidiaries had regulatory authority to borrow up to $838 million ($438 million for CG&E and its subsidiaries, including $35 million for ULH&P, and $400 million for PSI) as of December 31, 1995. In connection with this authority, Committed Lines have been established which permit borrowings of up to $322 million ($106 million for CG&E and its subsidiaries, including $30 million for ULH&P, and $215 million for PSI), of which $182 million ($106 million for CG&E and its subsidiaries, including $30 million for ULH&P, and $74 million for PSI) remained unused at December 31, 1995. CG&E and PSI also issue commercial paper from time to time. All outstanding commercial paper is supported by Committed Lines of the respective company. Additionally, pursuant to this authority, Uncommitted Lines are arranged with various banks. All Uncommitted Lines provide for maturities of up to 365 days with various interest rate options.

Amounts outstanding under the Committed Lines would become immediately due upon an event of default which includes non-payment, default under other agreements governing company indebtedness, bankruptcy, or insolvency. Certain of the Uncommitted Lines have similar default provisions. The lines are maintained by compensating balances or commitment fees. Commitment fees for the Committed Lines were immaterial during the 1993 through 1995 period.

To better manage cash and working capital requirements, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P, participate in a money pooling arrangement. Under the money pool, participants with surplus short-term funds, whether from internal sources, bank loans, or commercial paper sales, provide short-term loans to other system companies at rates that approximate the costs of the funds in the money pool. The SEC's approval, pursuant to the PUHCA, of the money pool extends through May 31, 1997.

In addition, Cinergy has a $100 million credit facility which expires in September 1997 and was unused at December 31, 1995. The facility may be increased to a maximum of $300 million, and the Company has an annual option of extending the term of the facility by one year. This credit facility will be used for general corporate purposes and funding non-utility business ventures.

The weighted average interest rates on short-term borrowings outstanding at December 31, 1995 and 1994, were as follows:

                                               1995         1994_
             Cinergy and subsidiaries          5.97%        6.11%
             CG&E and subsidiaries              -           6.14
             PSI                               5.97         6.11
             ULH&P                              -           6.14

7.  Sale of Accounts Receivable

Cinergy, CG&E, PSI, and ULH&P

In January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable up to an aggregate maximum of $350 million. PSI had a similar agreement, which expired in January 1996, to sell up to $90 million of its accounts receivable. Accounts receivable on the Consolidated Balance Sheets of Cinergy and PSI are net of a $90 million and $87 million interest sold under the prior PSI agreement at December 31, 1995 and 1994, respectively.

8.  Leases

Cinergy, CG&E, PSI, and ULH&P

Cinergy and its subsidiaries have entered into operating lease agreements covering various facilities and properties, including office space and computer, communications, and transportation equipment. Total rental payments on operating leases for each of the past three years were as follows:

                                      1995       1994       1993
                                            (in millions)
      Cinergy and subsidiaries         $36        $36        $35
      CG&E and subsidiaries             22         22         22
      PSI                               14         14         13
      ULH&P                              5          5          4

Future minimum lease payments required under operating leases with remaining, non-cancelable lease terms in excess of one year as of December 31, 1995, are as follows:

                   Cinergy and          CG&E and
                   Subsidiaries       Subsidiaries       PSI        ULH&P*
                                (in millions, ULH&P in thousands)

      1996             $28                $13            $12          $35
      1997              22                 10              9           24
      1998              14                  5              6           12
      1999               7                  4              3            -
      2000               5                  2              1            -
   After 2000           20                 17              3            -
                       $96                $51            $34          $71

* Excludes amounts applicable to CG&E's non-cancelable leases allocated to ULH&P.
Cinergy, CG&E, PSI, and ULH&P

9.  Fair Values of Financial Instruments

The estimated fair values of Cinergy's and its subsidiaries' financial instruments were as follows (this information does not purport to be a valuation of the companies as a whole):

                                        December 31            December 31
                                           1995                   1994
                                    Carrying   Fair        Carrying    Fair
                                     Amount    Value        Amount     Value_
                                        (in millions; ULH&P in thousands)
Financial Instruments

Cinergy and Subsidiaries
  First mortgage bonds and
    other long-term debt (includes
    amounts due within one year)    $ 2 733   $ 2 837      $ 2 776    $ 2 718
  Cumulative preferred stock of
    subsidiary - subject to
    mandatory redemption                160       163          210        221

CG&E and Subsidiaries
  First mortgage bonds and
    other long-term debt (includes
    amounts due within one year)    $ 1 855   $ 1 912      $ 1 838    $ 1 806
  Cumulative preferred stock -
    subject to mandatory redemption     160       163          210        221

PSI
  First mortgage bonds and
    other long-term debt (includes
    amounts due within one year)    $   878   $   925      $   938    $   912

ULH&P
  First mortgage bonds and
    other long-term debt (includes
    amounts due within one year)    $69 377   $72 804      $89 238    $91 361


The following methods and assumptions were used to estimate the fair values of each major class of financial instruments:

Cash and temporary cash investments, restricted deposits, and notes payable Due to the short period to maturity, the carrying amounts reflected on the Balance Sheets approximate fair values.

First mortgage bonds and other long-term debt The fair values of long-term debt issues were estimated based on the latest quoted market prices or, if not listed on the New York Stock Exchange (NYSE), on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments.

Cumulative preferred stock - subject to mandatory redemption The aggregate fair value of preferred stock subject to mandatory redemption was based on the latest closing prices quoted on the NYSE for each series or, if no trades occurred during the period, on the present value of future cash flows using discount rates that approximate the incremental borrowing costs for similar instruments.

10.  Pension Plans

Cinergy, CG&E, PSI, and ULH&P

The defined benefit pension plans of Cinergy's subsidiaries cover substantially all employees meeting certain minimum age and service requirements. Plan benefits are determined under a final average pay formula with consideration of years of participation, age at retirement, and the applicable average Social Security wage base or benefit amount.

The funding policies of the operating subsidiaries are to contribute annually to the plans an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes. Contributions applicable to the 1995, 1994, and 1993 plan years for Cinergy's subsidiaries were $15.4 million, $3.5 million, and $11.3 million, respectively. Of these amounts, CG&E and its subsidiaries contributed $6.8 million and $3.1 million for the 1995 and 1993 plan years, respectively. There were no contributions made for the 1994 plan year by CG&E and its subsidiaries. PSI's contributions were $8.6 million, $3.5 million, and $8.2 million for the 1995, 1994, and 1993 plan years, respectively. The plans' assets consist of investments in equity and fixed income securities.

Cinergy

Cinergy's pension cost for 1995, 1994, and 1993 included the following components:
                                                    1995     1994     1993
                                                        (in millions)

Benefits earned during the period                  $ 18.5   $ 19.4   $ 16.9
Interest accrued on projected
  benefit obligations                                61.4     54.9     53.9
Actual (return) loss on plans' assets              (119.3)     8.0    (69.9)
Net amortization and deferral                        61.1    (66.3)    15.4

Net periodic pension cost                          $ 21.7   $ 16.0   $ 16.3

CG&E and ULH&P

CG&E's and its subsidiaries' (including ULH&P's) pension cost for 1995, 1994, and 1993 included the following components:
                                                    1995     1994     1993
                                                        (in millions)

Benefits earned during the period                  $  9.8   $ 10.7   $  9.2
Interest accrued on projected
  benefit obligations                                38.8     35.1     34.5
Actual (return) loss on plans' assets               (71.9)     5.6    (31.4)
Net amortization and deferral                        35.5    (43.2)    (4.7)

Net periodic pension cost                          $ 12.2   $  8.2   $  7.6

PSI

PSI's pension cost for 1995, 1994, and 1993 included the following components:

                                                    1995     1994     1993
                                                        (in millions)

Benefits earned during the period                  $  8.7   $  8.7   $  7.7
Interest accrued on projected
  benefit obligation                                 22.6     19.8     19.4
Actual (return) loss on plan assets                 (47.4)     2.4    (38.5)
Net amortization and deferral                        25.6    (23.1)    20.1

Net periodic pension cost                          $  9.5   $  7.8   $  8.7

Cinergy, CG&E, and ULH&P

During 1994, CG&E and its subsidiaries (including ULH&P) recognized an additional $15.6 million of accrued pension cost in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits. This amount represents the costs associated with additional benefits extended in connection with a voluntary workforce reduction program (see Note 1(i)).

Cinergy, CG&E, PSI, and ULH&P
                                                  1995      1994      1993
Actuarial Assumptions:
For determination of projected benefit
  obligations
    Discount rate                                 7.50%     8.50%      7.50%
    Rate of increase in future compensation
      PSI                                         4.50      5.50    4.50-5.00
      CG&E and subsidiaries                       4.50      5.50       5.00

For determination of pension cost
  Rate of return on plans' assets
      PSI                                         9.00      9.00      9.00
      CG&E and subsidiaries                       9.50      9.50      9.50

Cinergy

The following table reconciles the plans' funded status with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement 87, certain assets and obligations of the plans are deferred and recognized in the Consolidated Financial
Statements in subsequent periods.


                                    1995                          1994
                             Plans'        Plan's          Plans'        Plan's
                         Assets Exceed   Accumulated   Assets Exceed   Accumulated
                          Accumulated     Benefits      Accumulated     Benefits
                            Benefits    Exceed Assets     Benefits    Exceed Assets
                                               (in millions)
Actuarial present value
  of benefits
    Vested benefits         $(376.9)       $(227.3)       $(320.7)       $(206.5)
    Non-vested benefits       (35.1)         (16.0)         (25.5)         (11.0)

      Accumulated benefit
        obligations          (412.0)        (243.3)        (346.2)        (217.5)

    Effect of future
      compensation
      increases              (120.3)         (53.2)        (120.3)         (52.2)

      Projected benefit
        obligations          (532.3)        (296.5)        (466.5)        (269.7)

Plans' assets at fair value   500.6          220.0          438.4          198.7

Projected benefit
  obligations in excess of
  plans' assets               (31.7)         (76.5)         (28.1)         (71.0)

Remaining balance of plans'
  net assets existing at
  date of initial application
  of Statement 87 to be
  recognized as a reduction
  of pension cost in future
  periods                      (7.7)          (3.4)          (8.6)          (3.8)

Unrecognized net gain
  resulting from experience
  different from that
  assumed and effects of
  changes in assumptions      (14.1)          (1.3)          (7.9)          (1.9)

Prior service cost not
  yet recognized in net
  periodic pension cost        35.2           16.8           38.1           18.2

Accrued pension cost at
  December 31               $ (18.3)       $ (64.4)       $  (6.5)       $ (58.5)
CG&E and ULH&P

The following table reconciles the plans' funded status with amounts recorded in the Consolidated Financial Statements of CG&E. Under the provisions of Statement 87, certain assets and obligations of the plans are deferred and recognized in the Financial Statements in subsequent periods.


                                    1995                          1994
                             Plan's        Plan's          Plan's        Plan's
                         Assets Exceed   Accumulated   Assets Exceed   Accumulated
                          Accumulated     Benefits      Accumulated     Benefits
                            Benefits    Exceed Assets     Benefits    Exceed Assets
                                               (in millions)
Actuarial present value
  of benefits
    Vested benefits         $(138.3)       $(227.3)       $(123.2)       $(206.5)
    Non-vested benefits       (25.5)         (16.0)         (17.5)         (11.0)

      Accumulated benefit
        obligations          (163.8)        (243.3)        (140.7)        (217.5)

    Effect of future
      compensation
      increases               (54.8)         (53.2)         (53.0)         (52.2)

      Projected benefit
        obligations          (218.6)        (296.5)        (193.7)        (269.7)

Plans' assets at fair
  value                       209.3          220.0          182.1          198.7

Projected benefit
  obligations in excess of
  plans' assets                (9.3)         (76.5)         (11.6)         (71.0)

Remaining balance of plans'
  net assets existing at
  date of initial application
  of Statement 87 to be
  recognized as a reduction
  of pension cost in future
  periods                      (2.7)          (3.4)          (2.9)          (3.8)

Unrecognized net gain
  resulting from experience
  different from that
  assumed and effects of
  changes in assumptions      (18.9)          (1.3)         (13.6)          (1.9)

Prior service cost not
  yet recognized in net
  periodic pension cost        19.5           16.8           20.9           18.2

Accrued pension cost at
  December 31               $ (11.4)       $ (64.4)       $  (7.2)       $ (58.5)

PSI

The following table reconciles the plan's funded status with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement 87, certain assets and obligations of the plan are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                              1995       1994
                                               (in millions)
Actuarial present value of benefits
  Vested benefits                           $(238.6)   $(197.5)
  Non-vested benefits                          (9.6)      (8.0)

    Accumulated benefit obligation           (248.2)    (205.5)

  Effect of future compensation
    increases                                 (65.5)     (67.3)

    Projected benefit obligation             (313.7)    (272.8)

Plan's assets at fair value                   291.3      256.3

Projected benefit obligation in
  excess of plan's assets                     (22.4)     (16.5)

Remaining balance of plan's net
  assets existing at date of initial
  application of Statement 87 to be
  recognized as a reduction of
  pension cost in future periods               (5.0)      (5.7)

Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions         4.8        5.7

Prior service cost not yet recognized
  in net periodic pension cost                 15.7       17.2

Prepaid (Accrued) pension cost
  at December 31                            $  (6.9)   $    .7

11.  Other Postretirement Benefits

Cinergy, CG&E, PSI, and ULH&P

Cinergy's subsidiaries provide certain health care and life insurance benefits to retired employees and their eligible dependents. The health care benefits include medical coverage and prescription drugs. Additionally, PSI provides dental benefits. PSI employees must meet minimum age and service requirements to be eligible for these postretirement benefits. All retirees of CG&E and its subsidiaries are eligible to receive health care benefits, while life insurance is provided to retirees who participated in the plans and earned the right to postretirement life insurance benefits prior to January 1, 1991. The health care and dental benefits provided are subject to certain limitations, such as deductibles and co-payments. Neither CG&E and its subsidiaries nor PSI currently pre-fund their obligations for these postretirement benefits; however, PSI, in connection with the settlement which resulted in the February 1995 Order, agreed to begin pre-funding.

Postretirement benefit cost for 1995, 1994, and 1993 included the following components:

Cinergy

                                              Health     Life
                                               Care    Insurance  Total
                                                     (in millions)
1995
Benefits earned during the period             $ 4.4      $ .1     $ 4.5
Interest accrued on APBO                       15.6       2.2      17.8
Amortization of transition obligations          8.1        .3       8.4

Net periodic postretirement benefit cost      $28.1      $2.6     $30.7

1994
Benefits earned during the period             $ 5.2      $ .2     $ 5.4
Interest accrued on APBO                       13.8       2.2      16.0
Net amortization and deferral                    .1        -         .1
Amortization of transition obligations          8.1        .3       8.4

Net periodic postretirement benefit cost      $27.2      $2.7     $29.9

1993
Benefits earned during the period             $ 4.3      $ .2     $ 4.5
Interest accrued on APBO                       13.4       2.1      15.5
Amortization of transition obligations          8.1        .3       8.4

Net periodic postretirement benefit cost      $25.8      $2.6     $28.4

CG&E and ULH&P

                                              Health     Life
                                               Care    Insurance  Total
                                                     (in millions)
1995
Benefits earned during the period              $ .4      $ .1     $  .5
Interest accrued on APBO                        4.5       2.0       6.5
Amortization of transition obligation           2.6        .4       3.0

Net periodic postretirement benefit cost       $7.5      $2.5     $10.0

1994
Benefits earned during the period              $ .9      $ .1     $ 1.0
Interest accrued on APBO                        3.9       2.0       5.9
Amortization of transition obligation           2.6        .4       3.0

Net periodic postretirement benefit cost       $7.4      $2.5     $ 9.9

1993
Benefits earned during the period              $1.0      $ .1     $ 1.1
Interest accrued on APBO                        4.2       2.0       6.2
Amortization of transition obligation           2.6        .4       3.0

Net periodic postretirement benefit cost       $7.8      $2.5     $10.3
PSI

                                              Health     Life
                                               Care    Insurance  Total
                                                     (in millions)
1995
Benefits earned during the period             $ 4.0      $ -      $ 4.0
Interest accrued on APBO                       11.1        .2      11.3
Amortization of transition obligation           5.5       (.1)      5.4

Net periodic postretirement benefit cost      $20.6      $ .1     $20.7

1994
Benefits earned during the period             $ 4.3      $ .1     $ 4.4
Interest accrued on APBO                        9.9        .2      10.1
Net amortization and deferral                    .1        -         .1
Amortization of transition obligation           5.5       (.1)      5.4

Net periodic postretirement benefit cost      $19.8      $ .2     $20.0

1993
Benefits earned during the period             $ 3.3      $ .1     $ 3.4
Interest accrued on APBO                        9.2        .1       9.3
Amortization of transition obligation           5.5       (.1)      5.4

Net periodic postretirement benefit cost      $18.0      $ .1     $18.1
Cinergy, CG&E, PSI, and ULH&P

The following tables reconcile the APBO of the health care and life insurance plans with amounts recorded in the Financial Statements. Under the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions (Statement 106), certain obligations of the plans are deferred and recognized in the Financial Statements in subsequent periods.

Cinergy
                                               Health      Life
                                                Care     Insurance   Total_
                                                       (in millions)
1995
Actuarial present value of benefits
  Fully eligible active plan participants     $ (11.7)    $ (1.1)   $ (12.8)
  Other active plan participants               (112.0)      (2.7)    (114.7)
  Retirees and beneficiaries                    (99.2)     (26.4)    (125.6)
    Projected APBO                             (222.9)     (30.2)    (253.1)
Unamortized transition obligations              137.1         .7      137.8
Unrecognized prior service cost                   (.3)        -         (.3)
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions          26.1         .5       26.6
Accrued postretirement benefit obligations
  at December 31, 1995                        $ (60.0)    $(29.0)   $ (89.0)

1994
Actuarial present value of benefits
  Fully eligible active plan participants     $ (11.4)    $  (.9)   $ (12.3)
  Other active plan participants                (84.3)      (2.3)     (86.6)
  Retirees and beneficiaries                    (92.0)     (23.5)    (115.5)
    Projected APBO                             (187.7)     (26.7)    (214.4)
Unamortized transition obligations              145.2        1.0      146.2
Unrecognized net (gain) loss resulting
  from experience different from that
  assumed and effects of changes in
  assumptions                                     2.2       (2.6)       (.4)
Accrued postretirement benefit obligations
  at December 31, 1994                        $ (40.3)    $(28.3)   $ (68.6)

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $37 million and $27 million for 1995 and 1994, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for each of 1995, 1994, and 1993 by approximately $3.4 million, $3.7 million, and $3.4 million, respectively.

CG&E and ULH&P

                                               Health      Life
                                                Care     Insurance    Total_
                                                       (in millions)
1995
Actuarial present value of benefits
  Fully eligible active plan participants     $  (2.7)    $  (.9)    $  (3.6)
  Other active plan participants                (32.0)      (2.0)      (34.0)
  Retirees and beneficiaries                    (30.5)     (24.5)      (55.0)
    Projected APBO                              (65.2)     (27.4)      (92.6)
Unamortized transition obligation                43.4        2.9        46.3
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions           4.4         .1         4.5
Accrued postretirement benefit obligation
  at December 31, 1995                        $ (17.4)    $(24.4)    $ (41.8)

1994
Actuarial present value of benefits
  Fully eligible active plan participants     $  (2.2)    $  (.8)    $  (3.0)
  Other active plan participants                (26.3)      (1.8)      (28.1)
  Retirees and beneficiaries                    (25.2)     (21.7)      (46.9)
    Projected APBO                              (53.7)     (24.3)      (78.0)
Unamortized transition obligation                46.1        3.3        49.4
Unrecognized net (gain) resulting from
  experience different from that assumed
  and effects of changes in assumptions          (5.2)      (2.7)       (7.9)
Accrued postretirement benefit obligation
  at December 31, 1994                        $ (12.8)    $(23.7)    $ (36.5)

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $12.7 million and $10.0 million for 1995 and 1994, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for 1995 by approximately $1.0 million and each of 1994 and 1993 by approximately $1.2 million.

PSI

                                               Health      Life
                                                Care     Insurance    Total_
                                                       (in millions)
1995
Actuarial present value of benefits
  Fully eligible active plan participants     $  (9.0)    $  (.2)    $  (9.2)
  Other active plan participants                (80.0)       (.7)      (80.7)
  Retirees and beneficiaries                    (68.7)      (1.9)      (70.6)
    Projected APBO                             (157.7)      (2.8)     (160.5)
Unamortized transition obligation                93.7       (2.2)       91.5
Unrecognized prior service cost                   (.3)        -          (.3)
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions          21.7         .4        22.1
Accrued postretirement benefit obligation
  at December 31, 1995                        $ (42.6)    $ (4.6)    $ (47.2)

1994
Actuarial present value of benefits
  Fully eligible active plan participants     $  (9.2)    $  (.1)    $  (9.3)
  Other active plan participants                (58.0)       (.5)      (58.5)
  Retirees and beneficiaries                    (66.8)      (1.8)      (68.6)
    Projected APBO                             (134.0)      (2.4)     (136.4)
Unamortized transition obligation                99.1       (2.3)       96.8
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions           7.4         .1         7.5
Accrued postretirement benefit obligation
  at December 31, 1994                        $ (27.5)    $ (4.6)    $ (32.1)

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $24 million and $17 million for 1995 and 1994, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for each of 1995, 1994, and 1993 by approximately $2.4 million, $2.5 million, and $2 million, respectively.

Cinergy, CG&E, PSI, and ULH&P

The following assumptions were used to determine the APBO:

                                          1995          1994          1993
    Discount rate                         7.50%         8.50%         7.50%

    Health care cost trend rate,
      gradually declining to 5%
        CG&E and subsidiaries          8.00-11.00%   9.00-12.00%  10.00-13.00%
        PSI                            8.00-10.00    8.00-12.00    8.00-12.00

    Year ultimate trend rates achieved
        CG&E and subsidiaries             2002          2002          2002
        PSI                               2007          2007          2007

Cinergy, CG&E, and ULH&P

The majority of CG&E's and its subsidiaries' postretirement benefit costs are subject to PUCO jurisdiction. The PUCO has authorized CG&E to recover these costs on an accrual basis. Prior to the recovery of these health care costs in customers' rates on an accrual basis, the PUCO authorized CG&E to defer for future recovery the difference between postretirement benefit costs determined in accordance with the provisions of Statement 106 and the costs determined in accordance with CG&E's previous accounting practice. CG&E's deferrals totaled $4 million as of December 31, 1995. CG&E is requesting authorization for recovery of the gas portion of these costs in its current gas rate proceeding. CG&E will request authorization to begin recovering the electric portion of these costs in its next retail rate proceeding.

Cinergy and PSI

In accordance with the February 1995 Order, PSI is recovering the cost of postretirement benefits other than pensions on an accrual basis. Prior to the recovery of these costs in customers' rates on an accrual basis, the difference between postretirement benefit costs determined in accordance with the provisions of Statement 106 and the costs determined in accordance with PSI's previous accounting practice was deferred for future recovery. PSI's deferrals totaled $21 million as of December 31, 1995. Commencing in February 1995, approximately $6 million of costs deferred for the period January 1, 1993, through July 31, 1993, are being recovered over a five-year period. Recovery over a five-year period of the remaining deferrals is being requested in PSI's current retail rate proceeding.

12.  Income Taxes

Cinergy, CG&E, PSI, and ULH&P

Cinergy and its subsidiaries comply with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement
109). Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

The significant components of each registrant's net deferred income tax liability at December 31, 1995, and 1994, are as follows:

Cinergy

                                                        1995           1994
                                                           (in millions)

Deferred Income Tax Liabilities
  Utility plant                                       $  981.8       $  947.8
  Unamortized costs of reacquiring debt                   28.8           26.1
  Deferred operating expenses
    and carrying costs                                    86.6           87.8
  Amounts due from customers - income taxes              143.4          112.1
  Deferred DSM costs                                      47.3           39.8
  Other                                                   36.4           47.2
    Total deferred income tax liabilities              1 324.3        1 260.8

Deferred Income Tax Assets
  Unamortized investment tax credits                      67.5           70.8
  Litigation settlement                                   29.8           29.8
  Deferred fuel costs                                     13.0           13.1
  Accrued pension and other benefit costs                 41.1           33.7
  Other                                                   52.0           42.3
    Total deferred income tax assets                     203.4          189.7

Net Deferred Income Tax Liability                     $1 120.9       $1 071.1

CG&E

                                                         1995           1994
                                                            (in millions)

Deferred Income Tax Liabilities
  Utility plant                                         $663.8         $639.8
  Unamortized costs of reacquiring debt                   14.2           10.3
  Deferred operating expenses
    and carrying costs                                    76.2           76.4
  Amounts due from customers - income taxes              139.8          108.5
  Deferred DSM costs                                       5.6            2.6
  Other                                                   25.5           37.1
    Total deferred income tax liabilities                925.1          874.7

Deferred Income Tax Assets
  Unamortized investment tax credits                      46.1           47.9
  Deferred fuel costs                                      8.1           10.0
  Accrued pension and other benefit costs                 28.7           27.6
  Other                                                   46.8           42.1
    Total deferred income tax assets                     129.7          127.6

Net Deferred Income Tax Liability                       $795.4         $747.1

PSI

                                                         1995           1994_
                                                            (in millions)

Deferred Income Tax Liabilities
  Electric utility plant                                $315.7         $308.0
  Unamortized costs of reacquiring debt                   14.6           15.8
  Deferred operating expenses
    and accrued carrying costs                            12.5           11.4
  Deferred DSM costs                                      41.7           37.2
  Other                                                   13.0           13.7
    Total deferred income tax liabilities                397.5          386.1

Deferred Income Tax Assets
  Unamortized investment tax credits                      21.4           22.9
  Litigation settlement                                   29.8           29.8
  Accrued pension and other benefit costs                 13.4            6.1
  Other                                                    1.0            2.6
    Total deferred income tax assets                      65.6           61.4

Net Deferred Income Tax Liability                       $331.9         $324.7

ULH&P

                                                         1995          1994
                                                           (in thousands)

Deferred Income Tax Liabilities
  Utility plant                                        $32 104        $30 637
  Other                                                  3 852          3 740
    Total deferred income tax liabilities               35 956         34 377

Deferred Income Tax Assets
  Unamortized investment tax credits                     2 060          2 175
  Amounts due to customers - income taxes                1 904          1 810
  Deferred fuel costs                                    1 857          1 773
  Accrued pension and other benefit costs                2 365          2 179
  Other                                                  4 042          3 214
    Total deferred income tax assets                    12 228         11 151

Net Deferred Income Tax Liability                      $23 728        $23 226
Cinergy, CG&E, PSI, and ULH&P

A summary of Federal and state income taxes charged (credited) to income and the allocation of such amounts is as follows:

Cinergy
                                                   1995      1994       1993
                                                        (in millions)

Current Income Taxes
  Federal                                         $175.3    $104.1     $ 49.1
  State                                             10.4       6.5        1.3
      Total current income taxes                   185.7     110.6       50.4

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                 53.8      62.2       58.4
    Loss related to the June 1987 Order               -       (5.2)      45.9
    Property taxes                                    -      (13.3)      (9.3)
    DSM costs                                       12.0      14.5       11.7
    Write-off of a portion of Zimmer                  -         -       (11.0)
    Pension and other benefit costs                (20.8)    (12.5)      (4.2)
    Deferred operating expenses and
      carrying costs                                (1.6)     (1.6)       4.7
    Other items - net                               (6.6)     (5.4)       3.2
      Total deferred Federal income taxes           36.8      38.7       99.4

  State                                              1.7       2.7        7.5
      Total deferred income taxes                   38.5      41.4      106.9

Investment Tax Credits - Net                       (10.1)    (10.4)     (10.3)

      Total Income Taxes                          $214.1    $141.6     $147.0

Allocated to:
  Operating income                                $219.4    $152.2     $172.6
  Other income and expenses - net                   (5.3)    (10.6)     (25.6)
                                                  $214.1    $141.6     $147.0

CG&E

                                                    1995      1994      1993
                                                          (in millions)

Current Income Taxes
  Federal                                          $102.4    $ 82.3    $ 61.8
  State                                               2.5       1.5       2.0
      Total current income taxes                    104.9      83.8      63.8

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                  33.9      42.9      48.4
    Property taxes                                     -      (11.3)    (11.3)
    Unrecovered gas costs - net                       3.8      (6.8)       .7
    Pension and other benefit costs                 (10.7)     (8.4)     (5.5)
    Write-off of a portion of Zimmer                   -         -      (11.0)
    Deferred fuel costs - net                        (1.3)      5.3      (4.2)
    Deferred operating expenses
      and carrying costs                             (1.6)     (1.6)      4.7
    DSM costs                                         3.6       1.9       1.2
    Other items - net                                 4.4      (2.8)      6.3
      Total deferred Federal income taxes            32.1      19.2      29.3

  State                                                .8        .6        .5

      Total deferred income taxes                    32.9      19.8      29.8

Investment Tax Credits - Net                         (6.0)     (6.1)     (6.1)

      Total Income Taxes                           $131.8    $ 97.5    $ 87.5

Allocated to:
  Operating income                                 $136.4    $104.1    $109.0
  Other income and expenses - net                    (4.6)     (6.6)    (21.5)
                                                   $131.8    $ 97.5    $ 87.5
PSI

                                                    1995      1994      1993
                                                         (in millions)

Current Income Taxes
  Federal                                          $71.4     $22.0     $  .6
  State                                              7.5       5.5        .4
      Total current income taxes                    78.9      27.5       1.0

Deferred Income Taxes
  Federal
    Depreciation and other electric utility
      plant-related items                           19.9      19.2       9.6
    Loss related to the June 1987 Order               -       (5.2)     45.9
    Property taxes                                    -       (2.0)      2.0
    DSM costs                                        8.4      12.6      10.6
    Pension and other benefit costs                (10.1)     (1.8)       -
    Deferred fuel costs - net                       (6.0)       .7      (1.8)
    Other items - net                               (4.0)      2.8       (.9)
      Total deferred Federal income taxes            8.2      26.3      65.4

  State                                              1.1       2.2       7.0
      Total deferred income taxes                    9.3      28.5      72.4

Investment Tax Credits - Net                        (4.1)     (4.3)     (4.2)

      Total Income Taxes                           $84.1     $51.7     $69.2

Allocated to:
  Operating income                                 $85.0     $50.4     $64.9
  Other income and expenses - net                    (.9)      1.3       4.3
                                                   $84.1     $51.7     $69.2
ULH&P
                                                     1995     1994      1993
                                                          (in thousands)

Current Income Taxes
  Federal                                           $5 955   $2 746    $3 580
  State                                              1 324      498     1 126
      Total current income taxes                     7 279    3 244     4 706

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                  1 382    1 727     1 664
    Unrecovered gas costs - net                       (277)    (741)      575
    Pension and other benefit costs                   (381)    (349)     (329)
    Deferred fuel costs - net                         (257)     764      (685)
    Unamortized costs of reacquiring debt              808     -         -
    Other items - net                                 (556)     280      (147)
      Total deferred Federal income taxes              719    1 681     1 078

  State
    Depreciation and other utility plant-
      related items                                    390      656       431
    Other items - net                                 (172)      (8)     (222)
      Total deferred state income taxes                218      648       209

      Total deferred income taxes                      937    2 329     1 287

Investment Tax Credits - Net                          (285)    (287)     (288)

      Total Income Taxes                            $7 931   $5 286    $5 705

Allocated to:
  Operating income                                  $7 887   $5 342    $5 751
  Other income and expenses - net                       44      (56)      (46)
                                                    $7 931   $5 286    $5 705

Cinergy, CG&E, PSI, and ULH&P

Federal income taxes, computed by applying the statutory Federal income tax rate to book income before Federal income tax, are reconciled to Federal income tax expense reported in the Statements of Income for each registrant as follows:

Cinergy
                                                 1995       1994      1993
                                                       (in millions)

Statutory Federal income tax provision          $191.2     $109.8    $ 68.1
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits         (10.1)     (10.4)    (10.0)
  Depreciation and other utility plant-
    related differences                            9.0       13.5      13.1
  Preferred dividend requirements of
    subsidiaries                                  10.8       12.4      13.3
  AFUDC equity                                     (.6)      (2.2)     (5.0)
  Phase-in deferred return                         (.6)      (3.1)     (7.2)
  Write-off of a portion of Zimmer                  -          -       69.4
  Other - net                                      2.3       12.4      (3.5)
Federal income tax expense                      $202.0     $132.4    $138.2

CG&E

Statutory Federal income tax provision          $121.4      $81.0     $17.9
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (6.0)      (6.1)     (5.8)
  Depreciation and other utility plant-
    related differences                            9.0        8.2       6.9
  Preferred dividends                              6.2        7.8       8.8
  AFUDC equity                                     (.6)       (.7)     (1.1)
  Phase-in deferred return                         (.6)      (3.1)     (7.2)
  Write-off of a portion of Zimmer                  -          -       69.4
  Other - net                                      (.9)       8.3      (3.9)
Federal income tax expense                      $128.5      $95.4     $85.0

PSI
                                                  1995       1994      1993
                                                        (in millions)

Statutory Federal income tax provision           $77.5      $44.2      $65.3
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (4.1)      (4.3)      (4.2)
  Depreciation and other electric utility
    plant-related differences                       -         1.8        4.1
  AFUDC equity                                      -        (1.5)      (3.9)
  Other - net                                      2.1        3.8         .5
Federal income tax expense                       $75.5      $44.0      $61.8

ULH&P
                                                 1995       1994       1993
                                                       (in thousands)

Statutory Federal income tax provision          $6 496     $4 385     $4 798
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (285)      (287)      (288)
  Depreciation and other utility plant-
    related differences                            219        138        108
  AFUDC equity                                     (25)       (27)      (104)
  Other - net                                      (16)       (69)      (144)
Federal income tax expense                      $6 389     $4 140     $4 370

13.  Commitments and Contingencies

(a)  Construction and Other Expenditures

Cinergy, CG&E, PSI, and ULH&P

Cinergy and its subsidiaries will have commitments in connection with their forecasted construction programs. Aggregate expenditures for Cinergy's construction program for the 1996 through 2000 period are currently forecasted to be $2.1 billion. Of these projected expenditures, approximately $1.1 billion relates to CG&E, including $102 million for ULH&P, and $1.0 billion relates to PSI.

Cinergy and PSI

In November 1995, a 25-year contractual agreement between PSI and Destec Energy, Inc. (Destec) for the provision of coal gasification services began upon commercial operation of the Clean Coal Project. The agreement requires PSI to pay Destec a base monthly fee including certain monthly operating expenses. Over the next five years (1996 through 2000), the fixed component of the base monthly fee is expected to total $63 million, and the variable expenses are estimated at $105 million in nominal dollars. PSI's currently pending retail rate increase request includes recovery of the operating costs, including gasification services, associated with the Clean Coal Project. PSI received authorization in the February 1995 Order to defer for future recovery the costs incurred prior to the order in its current retail rate proceeding.

(b) MGP Sites

Cinergy, CG&E, PSI, and ULH&P

     (i) General Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

Cinergy and PSI

     (ii) PSI Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including, but not limited to, Shelbyville and Lafayette, two sites previously owned by PSI. PSI has identified at least 21 MGP sites which it previously owned, including 19 it sold in 1945 to IGC, including the Shelbyville and Lafayette sites. IGC has informed PSI of the basis for its claim that PSI, as a PRP under the CERCLA, should contribute to IGC's response costs related to investigating and remediating contamination at MGP sites which PSI sold to IGC.

The Shelbyville site has been the subject of an investigation and cleanup enforcement action by the IDEM against IGC and PSI. Without admitting liability, PSI and IGC have conducted an investigation and remedial activities at the Shelbyville site. PSI and IGC are sharing the costs of the Shelbyville site, and based upon environmental investigations and remediation completed to date, PSI believes that any further required investigation and remediation for this site will not have a material adverse effect on its financial condition or results of operations.

In 1992, the IDEM issued an order to IGC, naming IGC as a PRP as defined in the CERCLA, which requires investigation and remediation of the Lafayette MGP site. IGC entered into an agreed order with the IDEM for the removal of MGP contamination at that site.

During 1995, PSI received notification from NIPSCO alleging PSI is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both PSI and NIPSCO (or their predecessors). The notification included seven sites, five of which PSI acquired from NIPSCO and subsequently sold to IGC.

PSI has placed its insurance carriers on notice of IGC's and NIPSCO's claims.

IGC and PSI have entered into discussions regarding IGC's claim; however, with the exception of the Shelbyville site, PSI has not assumed any responsibility to reimburse IGC or NIPSCO for their costs of investigating and remediating MGP sites. It is premature, at this time, to predict the nature, extent, and ultimate costs of, or PSI's responsibility for, environmental investigations and remediations at MGP sites owned or previously owned by PSI. Information available to PSI regarding the current status of investigation and/or remediation at the sites identified in IGC's claim indicates PSI's potential exposure to probable and reasonably estimable liabilities associated with these MGP sites would not be material to its financial condition or results of operations. However, further investigation and remediation activities at these sites and the additional sites identified in NIPSCO's claim may indicate that the potential liability for MGP sites could be material.

In May 1995, the IURC denied IGC's request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from PSI.
IGC has appealed this decision, which IGC contends is contrary to decisions made by other state utility commissions with respect to this issue. In August 1995, the IURC granted PSI's motion to establish a sub-docket to PSI's pending retail rate proceeding to consider its request for rate recovery of any MGP site-related costs it may incur. PSI is unable to predict the extent to which it will be able to recover through rates any MGP costs ultimately incurred.

Cinergy, CG&E, and ULH&P

     (iii) CG&E and its Utility Subsidiaries Lawrenceburg also has an MGP site. In May 1995, Lawrenceburg and the IDEM reached an agreement to include the Lawrenceburg MGP site in the IDEM's voluntary cleanup program. Lawrenceburg is currently implementing a remediation plan, and total cleanup costs are not expected to exceed amounts previously accrued of $400,000.

CG&E and its utility subsidiaries are aware of other potential sites where MGP activities may have occurred at some time in the past. None of these sites is known to present a risk to the environment. Except for the Lawrenceburg site, neither CG&E nor its utility subsidiaries have undertaken responsibility for investigating other potential MGP sites.

Cinergy and CG&E

(c) United Scrap Lead Site The EPA alleges that CG&E is a PRP under the CERCLA liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so named. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under the CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning up the site, estimated by the EPA to be $27 million, of which CG&E estimates its portion to be immaterial to its financial condition or results of operations.

Cinergy, CG&E, and PSI

(d) Power International Litigation On October 25, 1995, a suit was filed in the Federal District Court for the Southern District of Ohio by three former employees of Power International, a subsidiary of Investments, naming as defendants Power International, Cinergy, Investments, CG&E, PSI, James E. Rogers, and William J. Grealis. (Mr. Rogers and/or Mr. Grealis are officers and/or directors of the foregoing companies.) The lawsuit, which stems from the termination of employment of the three former employees, alleges that they entered into employment contracts with Power International based on the opportunity to participate in potential profits from future investments in energy projects in central and eastern Europe. The suit alleges causes of action based upon, among other theories, breach of contract related to the events surrounding the termination of their employment and fraud and misrepresentation related to the level of financial support for future projects. The suit alleges compensatory damages of $154 million based upon assumed future success of potential future investments and punitive damages of three times that amount. All defendants intend to defend vigorously against the charges based upon meritorious defenses. Cinergy, CG&E, and PSI are currently unable to predict the outcome of this litigation.
Cinergy and PSI

(e) WVPA Litigation In 1984, WVPA discontinued payments to PSI for its 17% share of Marble Hill, a nuclear project jointly owned by PSI and WVPA which was canceled by PSI in 1984, and filed suit against PSI in the United States District Court for the Southern District of Indiana (Indiana District Court), seeking $478 million plus interest and other damages to recover its Marble Hill costs. The suit was amended to include as defendants several officers of PSI along with certain contractors and their officers involved in the Marble Hill project, and to allege claims against all defendants under the Racketeer Influenced and Corrupt Organizations Act (RICO). Claims proven and damages allowed under RICO may be trebled and attorneys' fees assessed against the defendants. The suit was further amended to add claims of common law fraud, constructive fraud and deceit, and negligent misrepresentation against PSI and the other defendants.

In 1985, PSI and WVPA entered into an agreement under which PSI agreed to place in escrow 17% of all salvage proceeds received from the sales of Marble Hill equipment, materials, and nuclear fuel after May 23, 1985, as a result of WVPA's filing for protection under Chapter 11 of the Federal Bankruptcy Code.

In 1989, PSI and its officers reached a settlement with WVPA which, if approved by judicial and regulatory authorities, will settle the suit filed by WVPA. The settlement is also contingent on the resolution of the WVPA bankruptcy proceeding.

The principal terms of the settlement are:

  PSI, on behalf of itself and its officers, will pay $80 million on behalf of WVPA to RUS and the CFC. The $80 million obligation, net of insurance proceeds, other credits, and applicable income tax effects, was charged to income in 1988 and 1989.

  WVPA will transfer its 17% ownership interest in the site to PSI, and PSI will assume responsibility for all future costs associated with the site, excluding WVPA's 17% share of future salvage program expenses. Additionally, RUS and the CFC will receive the balance in the salvage escrow account and 17% of future salvage proceeds, net of related salvage program expenses.

  PSI will enter into a 35-year, take-or-pay power supply agreement for the sale of 70 megawatts of firm power to WVPA. This power will be supplied from Gibson Unit 1 and will be priced at PSI's firm power rates for service to WVPA. The difference between the revenues received from WVPA and the costs of operating Gibson Unit 1 (the Margin) will be remitted annually by PSI, on behalf of itself and its officers, to RUS and the CFC to discharge a $90 million obligation, plus accrued interest. If, at the end of the term of the power supply agreement, the $90 million obligation plus accrued interest has not been fully discharged, PSI must do so within 60 days. The settlement provides that in the event PSI is party to a merger or acquisition, PSI and WVPA will use their best efforts to obtain regulatory approval to price the power sale exclusive of the effects of the merger or acquisition.

Certain aspects of the settlement are subject to approval by the FERC and potentially by the IURC and the Michigan Public Service Commission. At such time as the necessary approvals from these regulatory authorities are received, PSI will record a $90 million regulatory asset. Concurrently, a $90 million obligation to RUS and the CFC will be recorded as a long-term commitment. Recognition of the asset is based, in part, on projections which indicate that the Margin will be sufficient to discharge the $90 million obligation to RUS and the CFC, plus accrued interest, within the 35-year term of the power supply agreement. If, in some future period, projections indicate the Margin would not be sufficient to discharge the obligation plus accrued interest within the 35-year term, the deficiency would be recognized as a loss.

RUS has proposed a plan of reorganization which, similar to WVPA's plan, incorporates the settlement agreement. However, RUS's plan provides for full recovery of principal and interest on WVPA's debt to RUS, which is substantially in excess of the amount to be recovered under WVPA's proposed plan. In 1991, the United States Bankruptcy Court for the Southern District of Indiana (Bankruptcy Court) confirmed WVPA's plan of reorganization and denied confirmation of RUS's opposing plan. The Bankruptcy Court's approval of WVPA's reorganization plan is contingent upon WVPA's receipt of regulatory approval to change its rates. RUS appealed the Bankruptcy Court's decision to the Indiana District Court. In June 1994, the Indiana District Court ruled in favor of WVPA's plan. RUS subsequently appealed this decision, and on December 28, 1995, the Seventh Circuit Court of Appeals affirmed the decision of the Indiana District Court. PSI cannot predict whether RUS will appeal this decision to the U.S. Supreme Court, and if appealed, the outcome of such appeal, nor is it known whether WVPA can obtain regulatory approval to change its rates. If reasonable progress is not made in satisfying conditions to the settlement by February 1, 1997, either party may terminate the settlement agreement. (See Note 17 for an event subsequent to the date of the auditor's report.)

Cinergy, CG&E, and ULH&P

(f) Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's, including ULH&P's, gas operations may be required. In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of the gas operations for a period of three years. However, in June 1995, the SEC endorsed recommendations for reform/repeal of the PUHCA, including allowing registered holding companies to own combination electric and gas utility companies, provided the affected states agree. In addition, legislation providing for the repeal of the PUHCA is currently pending before Congress.

Regardless of the outcome of the proposals to reform/repeal the PUHCA, Cinergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. See Note 16 for financial information by business segment.

Cinergy, CG&E, PSI, and ULH&P

(g) 1996 Voluntary Workforce Reduction Program In January 1996, Cinergy announced a voluntary workforce reduction program which provides enhanced retirement and/or severance benefits to eligible employees. There are 840 employees who meet certain age and service requirements and are potentially eligible for enhanced retirement benefits under this program. Eligible employees who do not meet age and service requirements would receive severance benefits upon resignation from their employment. Program costs will not be known until after the participation election period ends on May 15, 1996. Cinergy intends to classify these costs as costs to achieve merger savings which, consistent with the merger savings sharing mechanisms previously approved by regulators, will result in the portion of these costs allocable to Ohio electric jurisdictional customers (approximately 38%) being charged to earnings in the second quarter of 1996, and the remaining costs allocable to other jurisdictions being deferred for future recovery through rates as an offset against merger savings. (See Note 1(i).) A significant portion of these benefits will be eligible for funding from qualified retirement plan assets.

Cinergy, CG&E, and PSI

14.  Jointly Owned Plant

PSI is a joint owner of Gibson Unit 5 with WVPA and IMPA. Additionally, PSI is a co-owner with WVPA and IMPA of certain transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems which are operated and maintained by PSI. CG&E, Columbus Southern Power Company, and The Dayton Power and Light Company have constructed electric generating units and related transmission facilities on varying common ownership bases. The Consolidated Statements of Income reflect PSI's and CG&E's portions of all operating costs associated with the commonly owned facilities.

PSI's and CG&E's investments in jointly owned plant are as follows:


                                                       1995
                                            Utility Plant   Accumulated    Construction
                                 Share       in Service     Depreciation  Work in Progress
                                                 (dollars in millions)
PSI
Production
  Gibson (Unit 5)                50.05%       $  204           $ 97            $ -
Transmission and local
  facilities                     94.01         1 747            598             30

CG&E
Production
  Miami Fort Station
    (Units 7 and 8)              64              205            105              1
  W.C. Beckjord Station
    (Unit 6)                     37.5             41             22              -
  J.M. Stuart Station            39              267            108              4
  Conesville Station
    (Unit 4)                     40               71             33              1
  Zimmer                         46.5          1 212            168              3
  East Bend Station              69              330            148              1
  Killen Station                 33              186             76              -
Transmission                  Various             62             29              -

15.  Quarterly Financial Data (unaudited)

Cinergy

                                          Net   Earnings
                    Operating Operating Income    (Loss)
Quarter Ended        Revenues   Income   (Loss)   Per Share
                     (in millions, except per share amounts)

1995
March 31                 $  809        $161       $102     $ .65
June 30                     668         120         60       .39
September 30                768         168        109       .69
December 31                 786         133         76       .49
  Total                  $3 031        $582       $347     $2.22

1994
March 31                 $  851        $155       $ 99     $ .68
June 30                     662         106         49       .33
September 30                692         118(a)      58 (a)   .40 (a)
December 31                 693          61(a)     (15)(a)  (.11)(a)
  Total                  $2 898        $440       $191     $1.30

(a) In 1994, Cinergy recognized charges to earnings of approximately $79 million ($56 million, net of taxes) or 38 cents per share primarily for certain merger-related and other expenditures which cannot be recovered from customers under the merger savings sharing mechanisms authorized by regulators. Of these charges, approximately $46 million, net of taxes (31 cents per share), was recognized in the fourth quarter, and approximately $8 million, net of taxes (5 cents per share), was recognized in the third quarter. The charges include the PUCO electric jurisdictional portion of Merger Costs incurred through December 31, 1994, previously capitalized information systems development costs, and severance benefits to former officers of CG&E and PSI. Of the total $79 million charge, $62 million is reflected in "Operating Expenses - Other operation" and $17 million is reflected in "Other Income and Expenses - Net".

CG&E

                                                                  Net
                              Operating       Operating         Income
Quarter Ended                 Revenues         Income           (Loss)
                                            (in millions)

1995
March 31                       $  525           $109             $ 77
June 30                           393             71               40
September 30                      435             98               69
December 31                       495             82               50
  Total                        $1 848           $360             $236

1994
March 31                       $  563           $106             $ 76
June 30                           391             70               39
September 30                      409             81 (a)           48 (a)
December 31                       425             34 (a)           (5)(a)
  Total                        $1 788           $291             $158

(a) In 1994, CG&E recognized charges to earnings of approximately $64 million ($46 million, net of taxes) primarily for certain merger-related and other expenditures which cannot be recovered from customers under the merger savings sharing mechanism authorized by the PUCO. Of these charges, approximately $39 million, net of taxes, was recognized in the fourth quarter and approximately $7 million, net of taxes, was recognized in the third quarter. The charges include the PUCO electric jurisdictional portion of Merger Costs incurred through December 31, 1994, previously capitalized information systems development costs, and severance benefits to former officers of CG&E. Of the total $64 million charge, $52 million is reflected in "Operating Expenses - Other operation" and $12 million is reflected in "Other Income and Expenses - Net".

PSI

                                                                 Net
                              Operating       Operating         Income
Quarter Ended                 Revenues         Income           (Loss)
                                            (in millions)

1995
March 31                       $  299           $ 53             $ 33
June 30                           290             49               29
September 30                      343             70               50
December 31                       316             55               34
  Total                        $1 248           $227             $146

1994
March 31                       $  288           $ 48             $ 35
June 30                           272             37               19
September 30                      284             38               20
December 31                       270             29 (a)            8 (a)
  Total                        $1 114           $152             $ 82

(a) In the fourth quarter of 1994, PSI recognized a charge to earnings of approximately $10 million ($6 million, net of taxes) for severance benefits to former officers of PSI which cannot be recovered from customers under the merger savings sharing mechanism authorized by the IURC. The total $10 million charge is reflected in "Operating Expenses - Other operation".

16.  Financial Information by Business Segment

Cinergy
                                                  Operating
                  Operating  Operating   Income   Provision for   Construction
Year Ended        Revenues    Income      Taxes   Depreciation    Expenditures
                                      (in millions)
1995
  Electric          $2 620     $543       $207        $258            $286
  Gas                  411       39         12          22              36
Total               $3 031     $582       $219        $280            $322

1994
  Electric          $2 456     $412       $144        $274            $432
  Gas                  442       28          8          20              42
Total               $2 898     $440       $152        $294            $474

1993
  Electric          $2 374     $450       $166        $261            $517
  Gas                  469       33          7          18              45
Total               $2 843     $483       $173        $279            $562

                                                        December 31
                                             1995          1994          1993_
                                                       (in millions)
Property, Plant, and Equipment - net
  Electric                                  $5 719        $5 680        $5 519
  Gas                                          532           519           504
                                             6 251         6 199         6 023
Other Corporate Assets                       1 969         1 951         1 781
    Total Assets                            $8 220        $8 150        $7 804

For a discussion of the potential divestiture of CG&E's, including ULH&P's, gas operations, see Note 13(f).

CG&E
                                        Operating
                  Operating  Operating   Income   Provision for   Construction
Year Ended        Revenues    Income      Taxes   Depreciation    Expenditures
                                      (in millions)
1995
  Electric          $1 437     $321       $124        $137            $101
  Gas                  411       39         12          22              36
    Total           $1 848     $360       $136        $159            $137

1994
  Electric          $1 346     $263       $ 96        $137            $138
  Gas                  442       28          8          20              42
    Total           $1 788     $291       $104        $157            $180

1993
  Electric          $1 283     $287       $102        $134            $157
  Gas                  469       33          7          18              45
    Total           $1 752     $320       $109        $152            $202
CG&E Continued

                                                       December 31
                                            1995          1994          1993_
                                                      (in millions)
Property, Plant, and Equipment - net
  Electric                                 $3 244        $3 277        $3 282
  Gas                                         532           519           504
                                            3 776         3 796         3 786
Other Corporate Assets                      1 401         1 386         1 358
    Total Assets                           $5 177        $5 182        $5 144

For a discussion of the potential divestiture of CG&E's, including ULH&P's, gas operations, see Note 13(f).

ULH&P

                                     Operating
                Operating  Operating  Income     Provision for   Construction
Year Ended      Revenues    Income     Taxes     Depreciation    Expenditures
                                   (in thousands)
1995
  Electric      $187 180    $11 425    $4 500       $ 6 679        $10 909
  Gas             70 288      8 405     3 387         4 759          8 063
    Total       $257 468    $19 830    $7 887       $11 438        $18 972

1994
  Electric      $177 564    $ 9 736    $3 007       $ 6 213        $12 127
  Gas             71 971      6 654     2 335         4 431          8 277
    Total       $249 535    $16 390    $5 342       $10 644        $20 404

1993
  Electric      $175 712    $ 9 821    $3 078       $ 5 798        $16 291
  Gas             75 744      8 115     2 673         4 015          8 133
    Total       $251 456    $17 936    $5 751       $ 9 813        $24 424

                                                      December 31
                                           1995          1994           1993
                                                    (in thousands)

Property, Plant, and Equipment - net
  Electric                               $138 482      $134 508      $130 054
  Gas                                     104 749       102 340        98 445
                                          243 231       236 848       228 499
Other Corporate Assets                     56 566        50 280        57 546
    Total Assets                         $299 797      $287 128      $286 045

For a discussion of the potential divestiture of ULH&P's gas operations, see
Note 13(f).

17.  Subsequent Events (unaudited)

(a) PSI's Current Retail Rate Proceeding In connection with the filing of its proposed retail rate order with the IURC in March 1996, PSI reduced its requested retail rate increase to 10.3% ($102.9 million annually) from 11.2% ($111.2 million annually). (See Note 2(a).)

(b) WVPA Litigation RUS has requested a rehearing by the Seventh Circuit Court of Appeals. PSI cannot predict the disposition of the rehearing request or whether RUS will appeal an unfavorable decision to the U.S. Supreme Court, and in the event of such an appeal, the outcome of such appeal. (See Note 13(e).)

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cinergy, CG&E, PSI, and ULH&P

None.

                                    PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Board of Directors

Cinergy

Reference is made to Cinergy's 1996 Proxy Statement with respect to identification of directors and their current principal occupations.

CG&E

The directors of CG&E at February 29, 1996, included:

Jackson H. Randolph Mr. Randolph, age 65, is Chairman of CG&E. He has served as a director of CG&E since 1983, and his current term as director expires April 25, 1996.

James E. Rogers Mr. Rogers, age 48, is Vice Chairman and Chief Executive Officer of CG&E. He has served as a director of CG&E since October 24, 1994, and his current term as director expires April 25, 1996.

William J. Grealis Mr. Grealis, age 50, is President of CG&E. He has served as a director of CG&E since September 1, 1995, and his current term expires April 25, 1996.

PSI

Reference is made to PSI's 1996 Information Statement with respect to identification of directors and their current principal occupations.

ULH&P

Omitted pursuant to Instruction J(2)(c).

Executive Officers

Cinergy, CG&E, and PSI

The information included in Part I of this report on pages 21 through 23 under the caption "Executive Officers of the Registrant" is referenced in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ULH&P

Omitted pursuant to Instruction J(2)(c).

                       ITEM 11.  EXECUTIVE COMPENSATION

Cinergy

Reference is made to Cinergy's 1996 Proxy Statement with respect to executive compensation.

CG&E

Board Compensation Committee Report on Executive Compensation

The executive compensation program of Cinergy and its subsidiaries is administered by the Compensation Committee of Cinergy's Board of Directors (the "Committee"). The Committee establishes the compensation philosophy and the compensation of the chief executive officer and all other executive officers of Cinergy and its subsidiaries. The Committee also recommends and administers compensation plans for all executive officers and key employees. The Committee is composed of Messrs. Van P. Smith (Chairman), Michael G. Browning, George C. Juilfs, and John J. Schiff, Jr., each of whom is an independent, non-employee director (of Cinergy), and an "outside director" (of Cinergy) within the meaning of Section 162(m) of the Internal Revenue Code of 1986, as amended (the "Code").

Compensation Philosophy

The Committee reported in Cinergy's 1995 proxy statement that although its executive compensation philosophy was developing, it expressed an intent to emphasize incentive compensation, both short-term and long-term, in order to tie the interests of the executive officers and Cinergy's shareholders. At that time, the Committee anticipated that base salary, annual cash incentives, and long-term incentives would play an integral part in Cinergy's executive compensation program.

With assistance from an independent compensation and benefits consulting firm which conducted a study of existing executive compensation program structures, the Committee has formulated an integrated executive compensation philosophy which includes base salary, and annual and long-term incentives. The consulting firm has also advised as to the retention, modification or replacement of certain existing compensation and benefits plans and as to plan design generally.

Cinergy and its subsidiaries seek to provide a total compensation program that will attract, retain, and motivate the high quality employees needed to provide superior service to its customers and to maximize returns to its shareholders. Base salaries for the executive group will be targeted at the median of comparably sized utility companies based on kilowatt hours sold. Because of the low-cost position of Cinergy and its subsidiaries, kilowatt hours sold is considered to be a better size measure than revenues for constructing a comparator group. Base salary levels will be reviewed annually. Salary increases will be based on such factors as corporate financial results, each individual's performance, and the executive's role and skills. The executive compensation program seeks to link executive and shareholder interests through cash-based and equity-based incentive plans, in order to reward corporate and individual performance and balance short-term and long-term considerations. Thus, annual and long-term incentive plans will be structured to provide opportunities that are competitive with general industry companies.

This philosophy will result in a compensation mix for the chief executive officer and senior officers, including executive officers, consisting of annual incentive and long-term incentives that will account for at least 50% of the employee's total compensation.

During 1995, the Committee adopted a charter which supports Cinergy's executive compensation philosophy and the Committee's role in designing and implementing that philosophy. Pursuant to the charter, the Committee:

- reviews and determines the annual base salaries, annual incentives, and long-term incentives of the executive officers of Cinergy and its subsidiaries, and develops an appropriate balance between short-term and long-term incentives while focusing on long-term shareholder interests; and

- reviews the operation of the executive compensation programs; establishes and periodically reviews policies for the administration of these programs; and takes steps, if appropriate, to modify such programs and to design and implement new executive compensation programs.

Consistent with its charter and its executive compensation philosophy, the Committee has reviewed Cinergy's existing short-term and long-term incentive plans and has concluded that it would be in the best interests of Cinergy and its shareholders to modify the Annual Incentive Plan and to adopt a new long-term incentive compensation plan.

Under the proposed amendment to the Annual Incentive Plan, the maximum award opportunity for "covered employees", as that term is defined in Code Section 162(m), would be one million dollars. Currently, the maximum award is 75% of annual base salary. Expressing the maximum possible award for covered employees in this manner is consistent with regulations issued by the Internal Revenue Service (the "IRS") in December, 1995.

The proposed 1996 Long-Term Incentive Compensation Plan would allow Cinergy flexibility to design long-term incentive compensation programs which will help achieve its goals. The adoption of this plan is subject to approval by Cinergy's shareholders. The 1996 Long-Term Incentive Compensation Plan is intended, in part, to replace Cinergy's Performance Shares Plan.

Annual Incentive Plan

For 1995, executive officers were eligible for incentives under Cinergy's Annual Incentive Plan. Approximately 400 key employees participated in the plan in 1995 and were granted cash awards to the extent that certain pre-determined corporate and individual goals were attained during that year. Graduated standards for achievement were developed to encourage each employee's contribution. The potential awards ranged from 2.5% to 55% of the annual salary of the participant (including deferred compensation), depending upon the achievement levels and the participant's position. The Committee reviewed and approved both the plan goals at the beginning of the year and the achievements at the end of the year.

For 1995, the Annual Incentive Plan used a combination of corporate and individual goals. Achievement of corporate goals and achievement of individual goals each accounted for 50% of the total possible award. The portion of the payout in March, 1996, attributable to the corporate goals was based on 1995 achievement in two areas: (1) earnings per share; and (2) non-fuel operation and maintenance merger savings. The earnings per share goal accounted for 37.5% and the merger savings goal constituted 12.5% of the total possible award. The achievement level for each of the corporate goals was at the maximum award level for 1995.

In 1995, incentive awards for each executive officer reflected individual achievement as well as Cinergy's attainment of its corporate goals. Individual performance goals for each executive varied from executive to executive; however, all related to the achievement of Cinergy's overall strategic vision of becoming a premier general energy services company.

For each executive officer, the Committee assessed the extent to which each person contributed toward the accomplishment of Cinergy's vision in 1995. Although its determinations were subjective, the Committee believed that its assessment accurately measured the performance of each executive officer. Based upon the extraordinary efforts of the executive officers in 1995, the Committee determined that a maximum award was payable to each.

For 1996, Cinergy's Annual Incentive Plan will again use a combination of corporate and individual goals. The corporate goal will account for 50% of the total possible award and achievement of individual goals will account for the remaining 50%. The corporate goal for 1996 will be based on earnings per share. For 1996, approximately 400 key employees will participate in the plan. The potential awards will range from 2.5% to 90% of the participant's annual salary, depending upon the achievement levels and the participant's position.

Other Compensation Decisions

The Committee, at its discretion, can award other forms of compensation in recognition of outstanding service to Cinergy or any of its subsidiaries. Consistent with that philosophy, the Committee approved in 1995 special performance awards for Messrs. Leonard and Thomas and Ms. Foley for exemplary performance associated with consummation of the corporate reorganization resulting in the formation of Cinergy (as set forth in footnotes to the Summary Compensation Table).

Long-Term Incentive Plan and Stock Option Plan

Cinergy's Performance Shares Plan (the "Performance Shares Plan") is a long-term incentive plan developed to reward officers and other key employees for contributing to long-term success by achieving corporate and individual goals approved by the Committee. The executive officers named in the compensation tables participate in this plan, and the same corporate and individual goals used in Cinergy's Annual Incentive Plan are applicable to this plan. The potential award opportunities are established in the same manner as the Annual Incentive Plan, with the minimum award opportunities ranging from 13.33% to 36.66% of annual salary for the full performance cycle. Performance cycles consist of overlapping four year periods. Because the former Resources' performance shares plan was merged into the Performance Shares Plan effective as of October 24, 1994, the then existing Resources performance cycles of 1992-1995 and 1994-1997 became performance cycles under the Performance Shares Plan. Awards earned under the 1992-1995 performance cycle by executive officers are paid in two installments: one-half of the award was paid in February, 1996, and the remaining portion will be paid in February, 1997. The dollar value of the awards to Messrs. Rogers, Leonard, and Thomas and Ms. Foley, paid in February 1995 and earned under the 1990-1993 performance cycle, are set forth in the Summary Compensation Table. The next overlapping four year performance cycle under the Performance Shares Plan began January 1, 1996 and will end December 31, 1999. As mentioned previously, the 1996 Long-Term Incentive Compensation Plan is intended, in part, to replace the Performance Shares Plan; the details of the transition have yet to be determined.

Cinergy's executive officers and other key employees are also eligible for grants under Cinergy's Stock Option Plan in amounts determined to be appropriate by the Committee. The plan is designed to align executive compensation with shareholder interests. Both non-qualified and incentive stock options have been granted under the plan. Options vest at the rate of 20% per year over a five-year period from the date of grant and may be exercised over a 10-year term.

Chief Executive Officer

Mr. Randolph's 1995 base salary was determined pursuant to an employment agreement with Cinergy dated December 11, 1992, as amended and restated effective October 24, 1994 (see Employment Agreements and Severance Arrangements discussed further herein). For 1995, Mr. Randolph also earned incentive compensation under the Annual Incentive Plan in the amount of $321,750, of which 50% was based on achievement of corporate goals and 50% was based upon the Committee's determination of his achievement of individual goals.

Mr. Rogers' 1995 base salary was determined pursuant to an employment agreement with Cinergy dated December 11, 1992, as amended and restated effective July 2, 1993 (see Employment Agreements and Severance Arrangements discussed further herein). For 1995, Mr. Rogers also earned incentive compensation under the Annual Incentive Plan in the amount of $321,750, of which 50% was based on achievement of corporate goals and 50% was based upon the Committee's determination of his achievement of individual goals.

Giving consideration to the accomplishments of 1995 leading to a total return to Cinergy shareholders of 39.1% and an increase in earnings per share of 17%, the latter adjusted for the effects of weather and non-recurring items, sufficient goals were met to obtain the maximum award available. Other goals pertaining to budgeting, reengineering, development of a comprehensive human resource strategy, enhancement of top management team effectiveness, and elevation of Cinergy's impact in community involvement were also met. The relative importance in meeting these goals was equal in the determination of awards.

Summary

The Committee has established its executive compensation philosophy which emphasizes incentive compensation, both short-term and long-term, in order to tie the interests of the executive officers and shareholders. Base salary, annual cash incentives, and long-term incentives are an integral part of executive compensation. The Committee has determined that the Annual Incentive Plan should be modified to increase the maximum amount which can be awarded under that plan to "covered employees" under Code Section 162(m), and that the proposed 1996 Long-Term Incentive Compensation Plan is needed to provide flexibility in designing competitive long-term incentive programs in order to attract and retain qualified and highly motivated executive employees in the future.

The 1993 Omnibus Budget Reconciliation Act ("OBRA") became law in August, 1993, for compensation earned in 1994 and later. Under the law, income tax deductions of publicly traded companies may be limited to the extent total compensation for certain executive officers exceeds one million dollars in any one year. Under OBRA, the deduction limit does not apply to payments which qualify as "performance based" or compensation which is payable under a written contract that was in effect before February 17, 1993. The Committee has reviewed the final regulations issued by the IRS and will continue to review the application of these rules to future compensation; however, the Committee intends to compensate executives on performance achieved, both corporate and individual.
Summary Compensation Table

The following table sets forth the compensation of Messrs. Rogers and Randolph, each of whom served as chief executive officer at different periods during 1995, and each of the additional four most highly compensated executive officers (these six executive officers sometimes hereinafter collectively referred to as the "named executive officers") for services to Cinergy and its subsidiaries, including CG&E, during the calendar years ended December 31, 1995, 1994, and 1993. (The data presented includes, for Mr. Randolph compensation from CG&E, and for the remaining named executive officers compensation from PSI, for the periods prior to October 24, 1994.)

                                                                     Long-Term Compensation

                                 Annual Compensation                    Awards           Payouts
   (a)                     (b)     (c)       (d)      (e)        (f)           (g)         (h)         (i)
                                                     Other                                             All
                                                    Annual    Restricted   Securities                 Other
                                                    Compen-     Stock      Underlying      LTIP      Compen-
Name and                         Salary    Bonus(1)  sation      Awards    Options/SARs   Payouts(2)  sation
Principal Position        Year     ($)       ($)      ($)        ($)           (#)         ($)         ($)

James E. Rogers           1995   535,000   321,750   15,322        0               0     283,427    135,676 (3)
  Vice Chairman           1994   433,144   265,729   64,417        0         250,000     273,720    285,393
  and CEO                 1993   402,408   239,324        0        0               0     193,618     83,968

Jackson H. Randolph       1995   535,000   321,750   11,594        0               0           0    104,112 (3)
  Chairman of the Board   1994   470,000   255,750    5,719        0         250,000           0     92,724
                          1993   425,000   200,000    3,512        0               0           0     84,886

William J. Grealis (4)    1995   276,000   103,500   37,677        0         100,000           0    116,136 (5)
  President, and
  President Investments

J. Wayne Leonard          1995   250,008    93,753   17,385        0               0      83,974     49,726 (5)
  Group Vice President    1994   211,208    79,203   32,146        0         100,000      81,132     93,555
  and CFO                 1993   187,168    92,568        0        0               0      62,210      6,762

Larry E. Thomas           1995   240,000    90,000    1,794        0               0      80,066     29,464 (5)
  Group Vice President    1994   209,540    78,578   29,078        0         100,000      77,345     53,945
  and Chief               1993   187,168    67,568        0        0               0      56,339      6,762
  Transformation Officer

Cheryl M. Foley           1995   230,004    86,252    5,284        0               0      80,462     58,646 (5)
  Vice President, General 1994   200,510    75,191   30,732        0         100,000      77,714     59,618
  Counsel, and Secretary  1993   179,036    89,632        0        0               0      59,866          0

(1)   The amounts appearing in this column reflect the Annual Incentive Plan awards earned during the year listed and paid in the following year.

(2)   The amounts appearing in this column for 1995 and 1994 reflect the values of the shares and cash earned under Resources performance shares plan, as predecessor to Cinergy's Performance Shares Plan, by Messrs. Rogers, Leonard, and Thomas and Ms. Foley
during the four-year cycle from 1990 through 1993; the amounts reflected for 1993 were earned by such four officers under such plan during the two-year cycle from 1990 through 1991.

(3)   Amount includes for Messrs. Rogers and Randolph, respectively:  a deferred compensation award in the amount of $50,000 pursuant to the terms of each officer's Deferred Compensation Agreement; employer matching contributions under the PSI and CG&E
401(k) plans of $9,240 and $4,125; above-market interest on amounts deferred pursuant to the Deferred Compensation Agreements of
$21,202 and $31,413; and benefits under Split Dollar Life Insurance Agreements of $16,584 and $18,574.  Also includes for Mr.
Rogers insurance premiums paid with respect to executive/group-term life insurance and relocation compensation in the amounts of
$5,290 and $33,360, respectively.

(4)   Mr. Grealis became President of Investments and President of CG&E's Gas Operations effective January 16, 1995, and President of CG&E effective September 1, 1995.

(5)   Amount includes for Messrs. Grealis, Leonard, and Thomas and Ms. Foley, respectively:  insurance premiums paid with respect to executive/group-term life insurance of $2,651, $1,927, $5,682, and $3,441; and relocation compensation in the amounts of
$45,958, $8,797, $4,800, and $25,205.  Includes for Messrs. Grealis, Leonard, and Thomas, respectively, employer matching contributions under the PSI 401(k) plan of $1,344, $9,002, and $8,982. Includes for Mr. Grealis a profession transition allowance and supplemental life insurance of $50,000 and $16,183, respectively.  Includes for Messrs. Leonard, and Thomas and Ms. Foley,
respectively, special performance awards in the amounts of $30,000, $10,000, and $30,000.


Option/SAR Grants Table

The following table sets forth information concerning options to purchase Cinergy common stock granted to Mr. Grealis, the only named executive officer granted such options during 1995.


                                                                            Potential
                                                                       Realizable Value at
                                                                          Assumed Annual
                                                                       Rates of Stock Price
                                                                           Appreciation
                       Individual Grants                                 for Option Term___
      (a)               (b)          (c)         (d)         (e)        (f)           (g)
                     Number of        %
                    Securities     of Total
                    Underlying   Options/SARs  Exercise
                   Options/SARs   Granted to   or Base
                      Granted    Employees in   Price      Expiration     5%          10%
     Name               (#)      Fiscal Year    ($/Sh)        Date       ($)          ($)

William J. Grealis   100,000        6.02%       24.3125	    1/24/2005   671,710     1,484,300


Aggregated Option/SAR Exercises and Year-End Option/SAR Value Table

The following table sets forth information concerning stock options exercised by the named executive officers during 1995, including the values realized for such options exercised, which represent the positive spread between the respective exercise prices and market prices on dates of exercises, and the numbers of shares for which options were held as of December 31, 1995, including the values for "in-the-money" options, which represent the positive spread between the respective exercise prices of outstanding stock options and the market price of the shares of Cinergy common stock as of December 31, 1995, which was $30.625 per share.


     (a)               (b)         (c)           (d)                 (e)
                                              Number of           Value of
                                        Securities Underlying   Unexercised
                                             Unexercised        In-the-Money
                                           Options/SARs at     Options/SARs at
                                               FY-End              FY-End
                 Shares Acquired  Value          (#)                 ($)
                   on Exercise  Realized     Exercisable/       Exercisable/
    Name               (#)         ($)      Unexercisable       Unexercisable

James E. Rogers      39,622      465,570  189,403/200,000  2,906,442/1,550,000
Jackson H. Randolph       0        N/A      50,000/200,00    387,500/1,550,000
William J. Grealis        0        N/A          0/100,000            0/775,000
J. Wayne Leonard     13,539      137,161    57,611/80,000      684,123/620,000
Larry E. Thomas      20,043      161,713    51,107/80,000      592,623/620,000
Cheryl M. Foley      13,753      126,435    57,397/80,000      681,112/620,000

Long-Term Incentive Plan Awards Table

The following table sets forth the potential payouts of an award contingently granted under the Performance Shares Plan to Mr. Grealis, the only named executive officer granted such award during 1995.


                                                       Estimated Future Payouts
                                                   under Non-Stock Price-Based Plans
       (a)                (b)               (c)            (d)        (e)      (f)
                       Number of       Performance or
                   Shares, Units or     Other Period    Threshold   Target   Maximum
                     Other Rights     Until Maturation   Shares     Shares   Shares
      Name                (#)             or Payout        (#)        (#)     (#)

William J. Grealis       2,042           1994 - 1997       (1)       4,085    (1)

(1)   The number of performance shares of Cinergy common stock contingently granted is calculated by determining the award opportunity in dollars for the performance cycle and dividing this by the per share price of the common stock at the time of the grant.  For the 1994 through 1997 performance period, the award opportunity for participants is measured in terms of percentages ranging from 13.33% to 36.66% of annual salary. The performance shares vest based upon the achievement of long-term corporate and individual goals established by the Committee at the beginning of the performance period and measured at the end of the cycle.
The actual size of an award is determined by multiplying the amount contingently granted by a weighted calculation reflecting the extent to which the aggregate of the pre-established goals has been met. For the 1994 through 1997 performance period, an award of approximately twice the number of shares contingently granted will be made if the aggregate of the pre-established goals are met.
 There is no minimum (threshold) award and the Committee may enhance the target award in recognition of exemplary performance or achievement as to individual goals.  Awards are made in cash and Cinergy common stock over a two-year period immediately following each performance cycle.  The amount of an award that is generally paid in cash is equal to the amount of Federal, state, and local income taxes due on each installment, plus, with respect to the second installment, dividends otherwise payable on such installment.


Pension Benefits

The primary pension benefits payable at retirement to each of the named executive officers are provided pursuant to the terms of either CG&E's non-contributory management pension plan (the "CG&E Pension Plan") or PSI's non-contributory pension plan (the "PSI Pension Plan"). Mr. Randolph is covered under the terms of the CG&E Pension Plan. Messrs. Rogers, Grealis, Leonard, and Thomas and Ms. Foley are covered under the terms of the PSI Pension Plan.

Under the terms of the CG&E Pension Plan, the retirement income payable to a pensioner is 1.3% of final average pay plus 0.35% of final average pay in excess of covered compensation, times the number of years of credited service through 30 years, plus 0.1% of final average pay times the number of years of credited service over 30 years. Final average pay is the average annual salary, based on July 1 pay rates, during the employee's five consecutive calendar years producing the highest such average within the last ten calendar years immediately preceding retirement. The IRS annually establishes a dollar limit, indexed to inflation, of the amount of pay permitted for consideration under the terms of the plan, which for 1995 was $150,000. Covered compensation is the average social security taxable wage base over a 35-year period. The accrued annual benefit payable to Mr. Randolph upon his retirement under the terms of the plan is $106,211 based upon IRS limits and credited service of 37 years.

Cinergy and Mr. Randolph have entered into an Amended and Restated Supplemental Executive Retirement Income Agreement which in effect freezes as of December 31, 1994, the accrual of benefits payable to Mr. Randolph under CG&E's Supplemental Executive Retirement Plan upon his retirement, death, or disability. Under the amended agreement, the annual supplemental retirement benefit of $511,654 shall be paid to Mr. Randolph or his beneficiary in monthly installments of $42,638 for 180 months beginning December 1, 2000.

The PSI Pension Plan covers all of its employees who meet certain minimum age and service requirements. Compensation utilized to determine benefits under the PSI Pension Plan includes substantially all salaries and annual incentive compensation, including deferred compensation for Mr. Rogers. PSI Pension Plan benefits are determined under a final average pay formula with consideration of years of service to a maximum of 30, age at retirement and the applicable average social security wage base. PSI also maintains an Excess Benefit Plan which is designed to restore pension benefits to those individuals whose benefits under the PSI Pension Plan would otherwise exceed the limits imposed by the Code. Each of the named executive officers, with the exception of Mr. Randolph, participates in the Excess Benefit Plan.

The following pension plan table illustrates the estimated annual benefits payable as a straight-life annuity under both plans to participants who retire at age 62. Such benefits are not subject to any deduction for social security or other offset amounts.

                                  Years of Service
Compensation     5        10        15        20        25        30
$  300,000    $23,190  $ 46,380  $ 69,575  $ 92,765  $115,955  $139,145
   400,000     31,190    62,380    93,575   124,765   155,955   187,145
   500,000     39,190    78,380   117,575   156,765   195,955   235,145
   600,000     47,190    94,380   141,575   188,765   235,955   283,145
   700,000     55,190   110,380   165,575   220,765   275,955   331,145
   800,000     63,190   126,380   189,575   252,765   315,955   379,145
   900,000     71,190   142,380   213,575   284,765   355,955   427,145
 1,000,000     79,190   158,380   237,575   316,765   395,955   475,145
 1,100,000     87,190   174,380   261,575   348,765   435,955   523,145

The estimated credited years of service at age 62 for each of the named executive officers covered under the terms of the PSI Pension Plan are as follows: Mr. Rogers, 20.22 years; Mr. Grealis, 11.69 years; Mr. Leonard, 30 years; Mr. Thomas, 30 years; and Ms. Foley, 19.22 years.

Messrs. Rogers and Grealis and Ms. Foley also participate in the PSI Supplemental Retirement Plan, which is designed to provide coverage to employees, previously designated by the board of directors of PSI, who will not otherwise qualify for full retirement benefits under the PSI Pension Plan. The benefit provided by the PSI Supplemental Retirement Plan will be an amount equal to that which a covered employee with maximum permitted years of participation (30 years) would have received under the PSI Pension Plan, reduced by the actual benefit provided by the PSI Pension Plan and the Excess Benefit Plan, and further reduced by benefits the covered employee will be eligible to receive from retirement plans from previous self-employment and from previous employers. The estimated annual benefit payable at age 62 under the PSI Supplemental Retirement Plan is $192,158 for Mr. Rogers, $3,230 for Mr. Grealis, and $54,624 for Ms. Foley.

Cinergy has an Executive Supplemental Life Insurance Program, which provides key management personnel, including the named executive officers, with additional life insurance coverage during employment, and post-retirement deferred compensation. At the later of age 55 or retirement, the participant's life insurance coverage under the program will be canceled. At that time, the participant will receive the total amount of coverage in the form of deferred compensation payable in ten equal annual installments. The annual benefit payable, at the later of age 55 or retirement, to each of the named executive officers is $15,000 per year over ten years.

Employment Agreements and Severance Arrangements

Cinergy entered into individual employment agreements with Mr. Randolph and Mr. Rogers (each sometimes hereinafter individually referred to as the "Executive") effective as of October 24, 1994.

Pursuant to his employment agreement, Mr. Randolph served as Chairman and Chief Executive Officer of Cinergy until November 30, 1995, at which time he relinquished the position of Chief Executive Officer; he will continue to serve as Chairman of the Board of Cinergy until November 30, 2000. Mr. Rogers served as Vice Chairman, President and Chief Operating Officer of Cinergy until November 30, 1995, and thereafter has served as Vice Chairman, President and Chief Executive Officer of Cinergy. Mr. Rogers' agreement is for a term of three years; however, as amended in December 1995, on each annual anniversary date it will be automatically extended for an additional year, unless either Cinergy or Mr. Rogers gives timely notice otherwise.

During the terms of their agreements, Messrs. Randolph and Rogers will receive minimum annual base salaries of $465,000 and $422,722, respectively. Each will also be paid an annual incentive award of up to a maximum of no less than 55% of his annual salary pursuant to Cinergy's Annual Incentive Plan, and will be eligible to participate in all other incentive, stock option, performance award, savings, retirement and welfare plans applicable generally to Cinergy employees and executives.

If the Executive's employment terminates as a result of death, his beneficiary will receive a lump sum cash amount equal to the sum of (a) the Executive's annual base salary through the termination date to the extent not previously paid, (b) a pro rata portion of the benefit under Cinergy's Annual Incentive Plan calculated based upon the termination date, and (c) any compensation previously deferred but not yet paid to the Executive (with accrued interest or earnings thereon) and any unpaid accrued vacation pay. In addition to these accrued amounts, if Cinergy terminates the Executive's employment without "cause" or the Executive terminates his employment for "good reason" (as each is defined in the employment agreements), Cinergy will pay to the Executive (a) a lump sum cash amount equal to the present value of his annual base salary and benefit under Cinergy's Annual Incentive Plan payable through the end of the term of employment, at the rate and applying the same goals and factors in effect at the time of notice of such termination, (b) the value of all benefits to which the Executive would have been entitled had he remained in employment until the end of the term of employment under Cinergy's Performance Shares Plan and Executive Supplemental Life Insurance Program, (c) the value of all deferred compensation and all executive life insurance benefits whether or not then vested or payable, and (d) medical and welfare benefits for the Executive and his family through the end of the term of employment. If the Executive's employment is terminated by Cinergy for cause or by the Executive without good reason, the Executive will receive unpaid annual base salary accrued through the termination date and any accrued deferred compensation.

Mr. Randolph has a severance agreement with Cinergy which provides that if, within three years after October 24, 1994, he terminates his employment for good cause or his employment is terminated by Cinergy other than for disability or cause, Cinergy will pay him a cash amount equal to 300% of his annualized compensation for the most recent five years ending before October 24, 1994, less $1,000, plus a cash "gross-up" payment equal to the federal excise tax due on such amount, if any.

Cinergy and Mr. Grealis entered into an employment agreement which commenced on January 16, 1995, and shall continue until June 30, 2000; provided, however, commencing on January 1, 1999, and each January 1, 1999, and each January 1 thereafter, the term of the employment agreement may be extended for one additional year upon mutual agreement. Pursuant to the terms of his agreement, Mr. Grealis initially served as President of Investments and President of CG&E's Gas Operations. However, Mr. Grealis may be further assigned such other responsible executive capacity or capacities as the boards of directors of Cinergy or Services or Cinergy's chief executive officer may from time to time determine. Effective September 1, 1995, Mr. Grealis was named to the position of President of CG&E in addition to retaining the position of President of Investments. During the term of his agreement, Mr. Grealis will receive a minimum annualized base salary of $288,000, will be eligible to participate in all other incentive, stock option, performance award, savings, retirement and welfare benefit plans applicable generally to Cinergy employees and executives, and will receive other fringe benefits. In connection with his retirement, the employment agreement provides that Mr. Grealis will receive an annual benefit of no less than $283,000 payable as a straight-life annuity at age 62.

Cinergy entered into individual employment agreements with Messrs. Leonard and Thomas and Ms. Foley, which shall continue until December 31, 1997; provided, however, effective January 1, 1996, and each January 1 thereafter, the term of each such employment agreement may be extended for one additional year upon mutual agreement. Pursuant to the terms of their respective agreements, Mr. Leonard has served as Group Vice President and Chief Financial Officer of Cinergy and its subsidiaries, Mr. Thomas initially served as Group Vice President, Reengineering and Operation Services of Cinergy and its subsidiaries, and Ms. Foley has served as Vice President, General Counsel and Secretary of Cinergy and its subsidiaries. However, each such officer may be further assigned such other responsible executive capacity or capacities as the boards of directors of Cinergy or Services or Cinergy's chief executive officer may from time to time determine. Effective September 1, 1995, Mr. Thomas was named to the position of Group Vice President and Chief Transformation Officer. During the term of their agreements, Messrs. Leonard and Thomas and Ms. Foley will receive minimum annual base salaries of $250,000, $240,000, and $230,000, respectively, and each will be eligible to participate in all other incentive, stock option, performance award, savings, retirement and welfare benefit plans applicable generally to Cinergy employees and executives, and will receive other fringe benefits.

If the employment of Messrs. Grealis, Leonard, or Thomas or Ms. Foley (each sometimes hereinafter individually referred to as the "officer") is terminated as a result of death, for cause, or by the officer without good reason, the officer or the officer's beneficiary will be paid a lump sum cash amount equal to (a) the officer's unpaid annual base salary through the termination date,
(b) a pro rata portion of the officer's award under Cinergy's Annual Incentive Plan, (c) the officer's vested accrued benefits under Cinergy's Performance Shares Plan, and (d) any unpaid deferred compensation (including accrued interest or earnings) and unpaid accrued vacation pay. If, instead, the officer's employment is terminated prior to a change in control (as defined) without cause or by the officer for good reason, the officer will be paid (a) a lump sum cash amount equal to the present value of the officer's annual base salary and target annual incentive award payable through the end of the term of the agreement, at the rate and applying the same goals and factors in effect at the time of notice of such termination, (b) the present value of all benefits to which the officer would have been entitled had the officer remained in employment until the end of the term of the agreement under Cinergy's Performance Shares Plan and Executive Supplemental Life Insurance Program, (c) the value of all deferred compensation and all executive life insurance benefits whether or not vested or payable, and (d) continued medical and welfare benefits through the end of the term of the agreement.

If the employment of any such officer (as defined above) is terminated after a change in control, the officer will be paid a lump sum cash payment equal to the greater of (i) three times (two times in the case of Mr. Grealis) the sum of the officer's annual base salary immediately prior to the date of the officer's termination of employment or, if higher, the date of the change in control, plus all incentive compensation or bonus plan amounts in effect prior to the date of the officer's termination of employment or, if higher, prior to the change in control, and (ii) the present value of all annual base salary, bonuses and incentive compensation and retirement benefits that would otherwise be due under the agreement plus deferred compensation and executive life insurance benefits. In addition, the officer will be provided life, disability, accident and health insurance benefits for thirty-six months (twenty-four months in the case of Mr. Grealis), reduced to the extent comparable benefits are received, without cost, by the officer.

Deferred Compensation Agreements

Mr. Randolph and CG&E, and Mr. Rogers and Resources, entered into deferred compensation agreements effective as of January 1, 1992 (the "Deferred Compensation Agreements"), pursuant to which each such officer is credited with a $50,000 base salary increase in the form of deferred compensation. Such amount is deferred annually, in the case of both Mr. Randolph and Mr. Rogers, for a five-year period beginning January 1, 1992, and ending December 31, 1996, and in the case of Mr. Rogers, for an additional five-year period beginning January 1, 1997 and ending December 31, 2001. The Deferred Compensation Agreements were assumed by Cinergy effective as of October 24, 1994.

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

In general, Mr. Rogers' Deferred Compensation Agreement provides that if his employment terminates for any reason, other than death, prior to January 1, 1997, he will receive a lump sum cash payment equal to the total amount deferred for the first five-year period described above plus interest. If Mr. Rogers' employment terminates for any reason, other than death, on or after January 1, 1997, he will receive an annual cash benefit over a 15-year period beginning the first January following termination of his employment, but in no event earlier than January 2003 nor later than January 2010. The annual cash benefit amount payable for such 15-year period ranges from $179,000 per year if payment begins in January 2003, to $554,400 per year if payment commences in January 2010. Comparable amounts are payable to Mr. Rogers in the event his employment is terminated for disability prior to January 1, 1997, or if Mr. Rogers dies (i) prior to January 1, 1997, while employed or disabled, or
(ii) on or after January 1, 1997, but before commencement of payment of the 15-year payments described above; provided, however, if Mr. Rogers becomes disabled prior to the completion of the first award period, the amounts paid will be proportionately reduced based on the ratio of the amount deferred to the date of disability to the total amount that would have been deferred to the end of the first award period. In addition, if Mr. Rogers' employment terminates for any reason, other than death or disability, on or after January 1, 1997, but before January 1, 2002, he will receive a lump sum cash payment equal to the total amount deferred during the second five-year period described above plus interest. Additionally, if Mr. Rogers' employment terminates for any reason, other than death or disability, on or after January 1, 2002, he will receive an additional annual benefit for a 15-year period beginning the first January following termination of his employment, but in no event earlier than January 2008 nor later than January 2010. The annual cash benefit amount payable for such period ranges from $179,000 per year if payment begins in January 2008, to $247,000 per year if payment begins in January 2010. Provided that Mr. Rogers is employed on January 1, 1997, comparable amounts are payable to Mr. Rogers in the event his employment is terminated for disability prior to January 1, 2002, or if Mr. Rogers dies (i) prior to January 1, 2002, while employed or disabled, or (ii) on or after January 1, 2002, but before commencement of payment of benefits; provided, however, if Mr. Rogers becomes disabled prior to the completion of the second award period, his payments will be proportionately reduced in the same manner as described above for disability during the first award period.

Compensation Committee Interlocks and Insider Participation

Mr. Schiff, Chairman of the Board of Cincinnati Financial Corporation, serves on the Compensation Committee of the board of directors of Cinergy, and Mr. Randolph, Chairman of the Board of Cinergy and its subsidiaries, including CG&E, serves on the board of directors of Cincinnati Financial Corporation.

Performance Graph

The following line graph compares the cumulative total shareholder return of the common stock of CG&E with the cumulative total returns during the same time period of the S&P Electric Utilities Index and the S&P 500 Stock Index. The graph tracks performance from January 1, 1991, through October 24, 1994, the final trading date of CG&E's common stock. The graph assumes a $100 investment on January 1, 1991, and reinvestment of all dividends.

[OMITTED IS A LINE GRAPH ILLUSTRATING THE FOLLOWING DATA]

                             1/1/91    1/1/92    1/1/93    1/1/94    10/24/94

CG&E Common Stock             $100      $145      $144      $169       $149

S&P Electric Utilities Index  $100      $130      $138      $155       $128

S&P 500 Stock Index           $100      $130      $140      $155       $156
Directors' Compensation

Directors who are not employees (the "non-employee directors") receive an annual retainer fee of $8,000 plus a fee of $1,000 for each CG&E board of directors' meeting attended; however, any non-employee director of CG&E who also serves as a non-employee director of Cinergy or any of its affiliates shall neither receive such annual retainer fee, nor any compensation for attendance at any CG&E board meeting that is held concurrently or consecutively with a meeting of the board of directors of Cinergy. Directors who are also employees of Cinergy or any of its subsidiaries (Messrs. Randolph, Rogers, and Grealis) will receive no remuneration for their services as directors.

Under Cinergy's Directors' Deferred Compensation Plan, each non-employee director of Cinergy or any of its subsidiaries may defer fees and have them accrued either in cash or in units representing shares of Cinergy common stock.
If deferred in such units, the stock will be distributed to the director at the time of retirement from the appropriate board. Amounts deferred in cash will be paid at the same time.

Under Cinergy's Retirement Plan for Directors, non-employee directors with five or more years of service will receive annual retirement compensation in an amount equal to the annual CG&E board retainer fee in effect at the time of termination of service as a director, plus the product of the fee paid for attendance at a CG&E board meeting multiplied by five. Retirement compensation is paid for as many years as the director served on the CG&E board. This plan covers non-employee directors serving on the boards of directors of Cinergy, Services, CG&E, or PSI. Prior service by non-employee directors of CG&E, PSI, or Resources is credited under this plan.

PSI

Reference is made to PSI's 1996 Information Statement with respect to executive compensation.

ULH&P

Omitted pursuant to Instruction J(2)(c).

             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

Cinergy

Reference is made to Cinergy's 1996 Proxy Statement with respect to security ownership of certain beneficial owners and security ownership of management.

CG&E

Cinergy owns all the outstanding shares of common stock of CG&E. The only two holders of record known by management of CG&E to be the beneficial owners of more than 5% of the class of CG&E's cumulative preferred stock as of December 31, 1995 are set forth in the following table.

     Name and Address                   Amount and Nature          Percent
    of Beneficial Owner              of Beneficial Ownership      of Class

U. S. Leasing International, Inc.         282,500 shares           14.13%
733 Front Street
San Francisco, CA   94111

Household Finance Corporation             105,000 shares            5.25%
2700 Sanders Road
Prospect Heights, IL  60070

CG&E's directors and executive officers did not beneficially own any shares of any series of the class of CG&E's cumulative preferred stock as of December 31, 1995. The beneficial ownership of Cinergy's common stock held by each director and named executive officer as of December 31, 1995 is set forth in the following table.

                                                    Amount and Nature
               Name of Beneficial Owner(1)       of Beneficial Ownership (2)

               Cheryl M. Foley                       71,592  shares
               William J. Grealis                       300  shares
               J. Wayne Leonard                      74,060  shares
               Jackson H. Randolph                   75,658  shares
               James E. Rogers                      252,582  shares
               Larry E. Thomas                       75,640  shares

               All directors and executive          666,772  shares (2)
               officers as a group           (representing 0.42% of the class)

(1) No individual listed beneficially owned more than 0.16% of the outstanding shares of Cinergy common stock.
(2) Includes shares which there is a right to acquire within 60 days pursuant to the exercise of stock options in the following amounts: Ms. Foley - 57,397; Mr. Leonard - 57,611; Mr. Randolph - 50,000; Mr. Rogers
- 189,403; Mr. Thomas - 51,107; and all directors and executive officers as a group - 491,093.
PSI

Reference is made to PSI's 1996 Information Statement with respect to security ownership of certain beneficial owners and security ownership of management.

ULH&P

Omitted pursuant to Instruction J(2)(c).

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cinergy, CG&E, and PSI

None.

ULH&P

Omitted pursuant to Instruction J(2)(c).

                                       PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

Cinergy, CG&E, PSI, and ULH&P

Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", pages 46 and 47 of this report, for an index of the financial statements and financial statement schedules included in this report.

(b)  Reports on Form 8-K.

Cinergy, CG&E, PSI, and ULH&P

None

(c)  Exhibits.

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the SEC and are incorporated herein by reference and made a part hereof. Exhibits not so identified are filed herewith.

  Exhibit
Designation                 Nature of Exhibit

Cinergy

   3-a *Certificate of Incorporation of Cinergy. (Exhibit to Cinergy's 1993 Form 10-K in File No. 1-11377.)

   3-b *By-laws of Cinergy as amended January 25, 1996. (Exhibit to Cinergy's Form U-1 Declaration filed February 23, 1996, in File No. 70-8807.)

CG&E

   3-c *Amended Articles of Incorporation of CG&E effective January 24, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

   3-d *Regulations of CG&E as amended, adopted June 16, 1995. (Exhibit to CG&E's Form 8-A dated July 24, 1995.)

PSI

   3-e *Amended Articles of Consolidation of PSI, as amended to April 20, 1995. (Exhibit to PSI's June 30, 1995, Form 10-Q in File No. 1-3543.)

   3-f By-laws of PSI, as amended January 25, 1996.

ULH&P

   3-g *Restated Articles of Incorporation made effective May 7, 1976. (Exhibit to ULH&P's Form 8-K, May 1976.)

   3-h *By-laws of ULH&P as amended, adopted by    shareholders June 16,
1995.  (Exhibit to    ULH&P's June 30, 1995, Form 10-Q in File No.   2-
7793.)

Cinergy and PSI

   4-a *Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee (Exhibit A-
Part 3 in File No. 70-258), and LaSalle National Bank as Successor Trustee (Supplemental Indenture dated March 30, 1984).

   4-b *Nineteenth Supplemental Indenture between PSI and The First National Bank of Chicago dated January 1, 1972. (Exhibit to File No. 2-42545.)

   4-c *Twenty-third Supplemental Indenture between PSI and The First National Bank of Chicago dated January 1, 1977. (Exhibit to File No. 2-57828.)

   4-d *Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978. (Exhibit to File No. 2-62543.)

   4-e *Twenty-seventh Supplemental Indenture between PSI and The First National Bank of Chicago dated March 1, 1979. (Exhibit to File No. 2-63753.)

   4-f *Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984. (Exhibit to PSI's 1984 Form 10-K in File No. 1-3543.)

   4-g *Thirty-ninth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 15, 1987. (Exhibit to PSI's 1987 Form 10-K in File No. 1-3543.)

   4-h *Forty-first Supplemental Indenture between PSI and The First National Bank of Chicago dated June 15, 1988. (Exhibit to PSI's 1988 Form 10-K in File No. 1-3543.)

   4-i *Forty-second Supplemental Indenture between PSI and The First National Bank of Chicago dated August 1, 1988. (Exhibit to PSI's 1988 Form 10-K in File No. 1-3543.)

   4-j *Forty-fourth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 15, 1990. (Exhibit to PSI's 1990 Form 10-K in File No. 1-3543.)

   4-k *Forty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 15, 1990. (Exhibit to PSI's 1990 Form 10-K in File No. 1-3543.)

   4-l *Forty-sixth Supplemental Indenture between PSI and The First National Bank of Chicago dated June 1, 1990. (Exhibit to PSI's 1991 Form 10-K in File No. 1-3543.)

   4-m *Forty-seventh Supplemental Indenture between PSI and The First National Bank of Chicago dated July 15, 1991. (Exhibit to PSI's 1991 Form 10-K in File No. 1-3543.)

   4-n *Forty-eighth Supplemental Indenture between PSI and The First National Bank of Chicago dated July 15, 1992. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   4-o *Forty-ninth Supplemental Indenture between PSI and The First National Bank of Chicago dated February 15, 1993. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   4-p *Fiftieth Supplemental Indenture between PSI and The First National Bank of Chicago dated February 15, 1993. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   4-q *Fifty-first Supplemental Indenture between PSI and The First National Bank of Chicago dated February 1, 1994. (Exhibit to PSI's 1993 Form 10-K in File No. 1-3543.)

   4-r *Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and The First National Bank of Chicago, as Trustee. (Exhibit to PSI's Form 10-K/A, Amendment No. 2, dated July 15, 1993, in File No. 1-3543.)

   4-s *Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and The First National Bank of Chicago, as Trustee. (Exhibit to PSI's Form 10-K/A, Amendment No. 2, dated July 15, 1993, in File No. 1-3543.)

Cinergy and CG&E

   4-t *Original Indenture (First Mortgage Bonds) between CG&E and The Bank of New York (as Trustee) dated as of August 1, 1936. (Exhibit to CG&E's Registration Statement No. 2-2374.)

   4-u *Tenth Supplemental Indenture between CG&E and The Bank of New York dated as of July 1, 1967. (Exhibit to CG&E's Registration Statement No. 2-26549.)

   4-v *Eleventh Supplemental Indenture between CG&E and The Bank of New York dated as of May 1, 1969. (Exhibit to CG&E's Registration Statement No. 2-32063.)

   4-w *Thirteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 1, 1971. (Exhibit to CG&E's Registration Statement No. 2-41974.)

   4-x *Fourteenth Supplemental Indenture between CG&E and The Bank of New York dated as of November 2, 1972. (Exhibit to CG&E's Registration Statement No. 2-60961.)

   4-y *Fifteenth Supplemental Indenture between CG&E and The Bank of New York dated as of August 1, 1973. (Exhibit to CG&E's Registration Statement No. 2-60961.)

   4-z *Thirty-second Supplemental Indenture between CG&E and The Bank of New York dated as of December 15, 1991. (Exhibit to CG&E's Registration Statement No. 33-45115.)

   4-aa *Thirty-third Supplemental Indenture between CG&E and The Bank of New York dated as of September 1, 1992. (Exhibit to CG&E's Registration Statement No. 33-53578.)

   4-bb *Thirty-fourth Supplemental Indenture between CG&E and The Bank of New York dated as of October 1, 1993. (Exhibit to CG&E's September 30, 1993, Form 10-Q in File No. 1-1232.)

   4-cc *Thirty-fifth Supplemental Indenture between CG&E and The Bank of New York dated as of January 1, 1994. (Exhibit to CG&E's Registration Statement No. 33-52335.)

   4-dd *Thirty-sixth Supplemental Indenture between CG&E and The Bank of New York dated as of February 15, 1994. (Exhibit to CG&E's Registration Statement No. 33-52335.)

   4-ee *Loan Agreement between CG&E and County of Boone, Kentucky dated as of February 1, 1985. (Exhibit to CG&E's 1984 Form 10-K in File No. 1-1232.)

   4-ff *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

   4-gg *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of December 1, 1985. (Exhibit to CG&E's 1985 Form 10-K in File No. 1-1232.)

   4-hh *Repayment Agreement between CG&E and The Dayton Power and Light Company dated as of December 23, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

   4-ii *Loan Agreement between CG&E and State of Ohio Water Development Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

   4-jj *Loan Agreement between CG&E and State of Ohio Air Quality Development Authority dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

   4-kk *Loan Agreement between CG&E and County of Boone, Kentucky dated as of January 1, 1994. (Exhibit to CG&E's 1993 Form 10-K in File No. 1-1232.)

   4-ll *Original Indenture (Unsecured Debt Securities) between CG&E and The Fifth Third Bank dated as of May 15, 1995. (Exhibit to CG&E's Form 8-A dated July 24, 1995, in File No. 1-1232.)

   4-mm *First Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 1, 1995. (Exhibit to CG&E's June 30, 1995, Form 10-Q in File No. 1-1232.)

   4-nn *Second Supplemental Indenture between CG&E and The Fifth Third Bank dated as of June 30, 1995. (Exhibit to CG&E's Form 8-A dated July 24, 1995, in File No. 1-1232.)

   4-oo *Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File No. 1-1232.)

   4-pp *Loan Agreement between CG&E and the State of Ohio Air Quality Development Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File No. 1-1232.)

Cinergy, CG&E, and ULH&P

   4-qq *Original Indenture (First Mortgage Bonds) between ULH&P and The Bank of New York dated as of February 1, 1949. (Exhibit to ULH&P's Registration Statement No. 2-7793.)

   4-rr *Fifth Supplemental Indenture between ULH&P and The Bank of New York dated as of January 1, 1967. (Exhibit to CG&E's Registration Statement No. 2-60961.)

   4-ss *Seventh Supplemental Indenture between ULH&P and The Bank of New York dated as of October 1, 1973. (Exhibit to CG&E's Registration Statement No. 2-60961.)

   4-tt *Eighth Supplemental Indenture between ULH&P and The Bank of New York dated as of December 1, 1978. (Exhibit to CG&E's Registration Statement No. 2-63591.)

   4-uu *Thirteenth Supplemental Indenture between ULH&P and The Bank of New York dated as of August 1, 1992. (Exhibit to ULH&P's 1992 Form 10-K in File No. 2-7793.)

   4-vv *Original Indenture (Unsecured Debt Securities) between ULH&P and the Fifth Third Bank dated as of July 1, 1995. (Exhibit to ULH&P's June 30, 1995, Form 10-Q in File No. 2-7793)

   4-ww *First Supplemental Indenture between ULH&P and The Fifth Third Bank dated as of July 15, (Exhibit to ULH&P's June 30, 1995, Form 10-Q in File No. 2-7793.)

Cinergy, CG&E, and PSI

   10-a *+Amended and Restated Employment Agreement dated October 24, 1994, among CG&E, Cinergy Corp. (an Ohio corporation), Cinergy (a Delaware corporation), PSI Resources, Inc., PSI, and Jackson H. Randolph. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-b *+Amended and Restated Employment Agreement dated July 2, 1993, among PSI Resources, Inc., PSI, CG&E, Cinergy, Cinergy Sub, Inc., and James
E. Rogers, Jr. (Exhibit to Cinergy's Amendment No. 3 to Form S-4, filed October 8, 1993.)

   10-c +First Amendment to Amended and Restated Employment Agreement dated December 12, 1995, retroactively effective to October 24, 1994, amended and restated July 2, 1993, among Cinergy, Services, CG&E, PSI, and James E. Rogers.

   10-d *+Employment Agreement dated January 1, 1995, among Cinergy, CG&E, Services, Inc., Investments, PSI, and William J. Grealis. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

    10-e Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and Larry E. Thomas.

    10-f First Amendment to Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and Larry E. Thomas.

    10-g Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and J. Wayne Leonard.

    10-h First Amendment to Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and J. Wayne Leonard.

    10-i Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and Cheryl M. Foley.

    10-j First Amendment to Employment Agreement dated October 24, 1994, among Cinergy, Services, CG&E, PSI, and Cheryl M. Foley.

Cinergy and PSI

   10-k First Amendment to the PSI Union Employees' 401(k) Savings Plan, dated December 31, 1995.

   10-l First Amendment to the PSI Employees' 401(k) Savings Plan, dated December 31, 1995.

   10-m *+Employment Agreement dated October 4, 1993, among Cinergy, PSI, and John M. Mutz. (Exhibit to PSI Resources, Inc.'s September 30, 1993, Form 10-Q, File No. 1-9941.)

   10-n *+Deferred Compensation Agreement, effective as of January 1, 1992, between Cinergy and James E. Rogers, Jr. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-o *+Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between Cinergy and James E. Rogers, Jr. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-p *+First Amendment to Split Dollar Life Insurance Agreement between Cinergy and James E. Rogers, Jr. dated December 11, 1992. (Exhibit to PSI's Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-q *+PSI Supplemental Retirement Plan amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

   10-r *+PSI Excess Benefit Plan, formerly named the Supplemental Pension Plan, amended and restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI's 1992 Form 10-K in File No. 1-3543.)

Cinergy and CG&E

   10-s *CG&E Deferred Compensation and Investment Plan, as amended, effective January 1, 1989. (Exhibit to Cinergy's Form S-8, filed August 30, 1994.)

   10-t *CG&E Savings Incentive Plan, as amended, effective January 1, 1989. (Exhibit to Cinergy's Form S-8, filed August 30, 1994.)

   10-u *+Deferred Compensation Agreement between Jackson H. Randolph and Cinergy dated January 1, 1992. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

   10-v *+Supplemental Executive Retirement Income Plan between CG&E and certain executive officers. (Exhibit to CG&E's 1988 Form 10-K in File No. 1-1232.)

   10-w *+Amendment to Supplemental Executive Retirement Income Plan between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in File No 1-1232.)

   10-x +Amended and Restated Supplemental Retirement Income Plan between CG&E and Jackson H. Randolph.

   10-y *+Amendment to Executive Severance Agreement between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in File No. 1-1232.)

   10-z *+Executive Severance Agreement between CG&E and certain executive officers. (Exhibit to CG&E's 1989 Form 10-K in File No. 1-1232.)

Cinergy

   10-aa *+Cinergy Stock Option Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-bb *+Cinergy Performance Shares Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-cc *+Cinergy Annual Incentive Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-dd *Cinergy Employee Stock Purchase and Savings Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-ee *Amendment to Cinergy Employee Stock Purchase and Savings Plan, adopted January 25, 1995, retroactively effective January 1, 1995. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-ff *+Cinergy Directors' Deferred Compensation Plan, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's Form S-8, filed October 19, 1994.)

   10-gg *+Cinergy Retirement Plan for Directors, adopted October 18, 1994, effective October 24, 1994. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-hh *+Cinergy Executive Supplemental Life Insurance Program adopted October 18, 1994, effective October 24, 1994, consisting of Defined Benefit Deferred Compensation Agreement, Executive Supplemental Life Insurance Program Split Dollar Agreement I, and Executive Supplemental Life Insurance Program Split Dollar Agreement II. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

   10-ii *+Split Dollar Insurance Agreement, effective as of May 1, 1993, between Cinergy and Jackson H. Randolph. (Exhibit to Cinergy's 1994 Form 10-K in File No. 1-11377.)

Cinergy and PSI

   10-jj *PSI Union Employees' 401(k) Savings Plan, amended and restated October 24, 1994, effective January 1, 1992. (Exhibit to Cinergy's Form S-8, filed October 18, 1994.)

   10-kk *PSI Employees' 401(k) Savings Plan, amended and restated October 24, 1994, effective January 1, 1992. (Exhibit to Cinergy's Form S-8, filed October 18, 1994.)

Cinergy

   21 Subsidiaries of Cinergy

Cinergy, CG&E, PSI, and ULH&P

   23 Consent of Independent Public Accountants.

   24 Power of Attorney.

   27 Financial Data Schedules (included in electronic submission only).

Cinergy

   99-a 1995 Form 11-K Annual Report of Cinergy Directors' Deferred Compensation Plan.

   99-b 1995 Form 11-K Annual Report of Cinergy Employee Stock Purchase and Savings Plan. (To be filed by amendment.)

____________
+ Management contract, compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.

                                                              CINERGY CORP.
                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                    FOR THE YEAR ENDED DECEMBER 31, 1995
                 Col. A                        Col. B             Col. C                      Col. D            Col. E
                                                                Additions                   Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which              Balance at
                                             Beginning     Charged to    to Other    Reserves Were             Close of
              Description                    of Period       Income      Accounts      Created        Other     Period
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $   90 547    $  72 804    $(47 322)      $21 620      $  -     $   94 409 1/
  Miscellaneous Materials & Supplies
    Provisions                                    5 693          614        -            1 364           73       4 870
  Accumulated Depreciation                    3 163 802      276 226       4 435        79 602 2/    (2 540)  3 367 401

Other Accumulated Provisions
  Deferred Income Taxes 3/                   $1 071 104    $  56 336    $ 11 235       $17 775      $  -     $1 120 900
  Accrued Pension and Other
    Postretirement Benefit Costs                133 578       34 765      12 989         9 561         -        171 771
  Environmental Liability                         8 750         -           -              511         -          8 239
  Injuries & Damages                              4 310        7 402        -            6 444         -          5 268
  Other                                          42 270        4 815       4 374         2 910          456      48 093

                                             $1 260 012    $ 103 318    $ 28 598       $37 201      $   456   $1 354 271

  1/  Includes $84,049 for the WVPA Marble Hill receivable.  See Note 13(e) of the "Notes to Financial Statements" in
      "Item 8.  Financial Statements and Supplementary Data".
  2/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  3/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary
      Data" for further information with respect to deferred income taxes.

                                                              CINERGY CORP.
                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                    FOR THE YEAR ENDED DECEMBER 31, 1994
                 Col. A                        Col. B             Col. C                      Col. D            Col. E _
                                                                Additions                   Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which              Balance at
                                             Beginning     Charged to    to Other    Reserves Were             Close of
              Description                    of Period       Income      Accounts      Created      Other       Period _
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $   93 735    $  31 145     $15 010       $49 343     $  -      $   90 547 1/
  Miscellaneous Materials & Supplies
    Provisions                                    6 852          405        -              638         926        5 693
  Accumulated Depreciation                    2 928 184      307 386       4 793        76 698 2/     (137)   3 163 802

Other Accumulated Provisions
  Deferred Income Taxes 3/                   $1 018 891    $  78 028     $ 8 985       $34 800     $  -      $1 071 104
  Accrued Pension and Other
    Postretirement Benefit Costs                 85 953       37 180      22 806        11 912         449      133 578
  Environmental Liability                         8 000         -            750          -           -           8 750
  Injuries & Damages                              3 578        9 836        -            9 104        -           4 310
  Other                                          30 275       10 628       3 973         2 162         444       42 270

                                             $1 146 697    $ 135 672     $36 514       $57 978     $   893   $1 260 012

  1/  Includes $80,832 for the WVPA Marble Hill receivable.  See Note 13(e) of the "Notes to Financial Statements" in
      "Item 8.  Financial Statements and Supplementary Data".
  2/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  3/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary
      Data" for further information with respect to deferred income taxes.

                                                               CINERGY CORP.
                                             SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                  FOR THE YEAR ENDED DECEMBER 31, 1993
                 Col. A                        Col. B             Col. C                      Col. D            Col. E _
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which              Balance at
                                             Beginning     Charged to    to Other    Reserves Were             Close of
              Description                    of Period       Income      Accounts      Created      Other       Period _
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $   88 651   $ 24 260     $  1 032       $20 208      $  -      $   93 735 1/
  Miscellaneous Materials & Supplies
    Provisions                                    8 844        554         -            2 356          190        6 852
  Accumulated Depreciation                    2 742 910    277 342        4 827        80 089 2/    16 806    2 928 184

Other Accumulated Provisions
  Deferred Income Taxes 3/                   $  494 910   $155 738     $417 125       $48 882      $  -      $1 018 891
  Accrued Pension and Other
    Postretirement Benefit Costs                 59 393     20 905       21 719        15 970           94       85 953
  Environmental Liability                         5 000      3 000         -             -            -           8 000
  Injuries & Damages                              5 212      7 563         -            9 197         -           3 578
  Other                                          20 818     11 380        1 313         3 218           18       30 275

                                             $  585 333   $198 586     $440 157       $77 267      $   112   $1 146 697

  1/  Includes $78,174 for the WVPA Marble Hill receivable.  See Note 13(e) of the "Notes to Financial Statements" in "Item 8.
Financial Statements and Supplementary Data".
  2/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  3/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary Data" for
further information with respect to deferred income taxes.

                                              THE CINCINNATI GAS AND ELECTRIC COMPANY
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               FOR THE YEAR ENDED DECEMBER 31, 1995
                 Col. A                        Col. B             Col. C                      Col. D              Col. E _
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period _
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $    8 999    $ 66 506     $(47 329)     $ 18 561        $ -      $    9 615
  Accumulated Depreciation                    1 613 505     155 453        4 137        42 863  1/      -       1 730 232

Other Accumulated Provisions
  Deferred Income Taxes 2/                   $  747 060    $ 20 594     $ 15 343      $(12 388)       $ -      $  795 385
  Accrued Pension and Other
    Postretirement Benefit Costs                102 254      13 185        4 202         2 000          -         117 641
  Environmental Liability                         8 750        -            -              511          -           8 239
  Injuries & Damages                                771       5 121         -            4 672          -           1 220
  Other                                          22 089       2 045          388         1 485          -          23 037

                                             $  880 924    $ 40 945     $ 19 933      $ (3 720)       $ -      $  945 522

  1/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  2/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary
      Data."

                                              THE CINCINNATI GAS AND ELECTRIC COMPANY
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               FOR THE YEAR ENDED DECEMBER 31, 1994
                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period _
                                                                           (in thousands)

Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts            $   14 906    $ 25 598      $ 15 010      $ 46 515       $ -      $    8 999
  Accumulated Depreciation                    1 472 313     169 607         4 374        32 789 1/      -       1 613 505

Other Accumulated Provisions
  Deferred Income Taxes 2/                   $  733 224    $  8 616      $ (5 948)     $(11 168)      $ -      $  747 060
  Accrued Pension and Other
    Postretirement Benefit Costs                 71 856      26 566         5 243         1 411         -         102 254
  Environmental Liability                         8 000        -              750          -            -           8 750
  Injuries & Damages                                474       5 512          -            5 215         -             771
  Other                                          14 038       8 190           380           519         -          22 089

                                             $  827 592    $ 48 884      $    425      $ (4 023)      $ -      $  880 924

  1/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  2/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary  Data" for
further information with respect to deferred income taxes.

                                              THE CINCINNATI GAS AND ELECTRIC COMPANY
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                               FOR THE YEAR ENDED DECEMBER 31, 1993
                 Col. A                        Col. B             Col. C                      Col. D              Col. E_
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created         Other     Period
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

  1/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  2/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary Data" for
further information with respect to deferred income taxes.

                                           PSI ENERGY, INC.
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEAR ENDED DECEMBER 31, 1995
                 Col. A                       Col. B             Col. C                      Col. D              Col. E
                                                       Additions      _           Deductions _
                                                                                    For Purposes
                                            Balance at                  Charged       For Which               Balance at
                                            Beginning     Charged to    to Other    Reserves Were              Close of
              Description                   of Period       Income      Accounts      Created        Other      Period _
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts          $   81 272      $  6 100     $     7      $ 2 862       $  -      $   84 517 1/
  Miscellaneous Materials & Supplies
    Provisions                                  5 693           614        -           1 364            73        4 870
  Accumulated Depreciation                  1 550 297       120 773         298       36 739 2/     (2 540)   1 637 169

Other Accumulated Provisions
  Deferred Income Taxes 3/                 $  324 738      $ 35 656     $(2 170)     $26 348       $  -      $  331 876
  Accrued Pension and Other
    Postretirement Benefit Costs               31 324        21 580       8 787        7 561          -          54 130
  Injuries & Damages                            3 539         2 281        -           1 772          -           4 048
  Other                                        20 176         2 551       3 986        1 425           456       24 832

                                           $  379 777      $ 62 068     $10 603      $37 106       $   456   $  414 886

  1/  Includes $84,049 for the WVPA Marble Hill receivable.  See Note 13(e) of the "Notes to Financial Statements" in "Item 8.
Financial Statements and Supplementary Data".
  2/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  3/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary Data" for
further information with respect to deferred income taxes.

                                          PSI ENERGY, INC.
                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEAR ENDED DECEMBER 31, 1994
                 Col. A                       Col. B             Col. C                      Col. D             Col. E__
                                                               Additions __                Deductions
                                                                                    For Purposes
                                            Balance at                  Charged       For Which               Balance at
                                            Beginning     Charged to    to Other    Reserves Were              Close of
              Description                   of Period       Income      Accounts      Created        Other      Period _
                                                                          (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts          $   78 567      $  5 495     $  -         $ 2 790       $  -      $   81 272 1/
  Miscellaneous Materials & Supplies
    Provisions                                  6 852           405        -             638           926        5 693
  Accumulated Depreciation                  1 455 871       137 719         479       43 909 2/       (137)   1 550 297

Other Accumulated Provisions
  Deferred Income Taxes 3/                 $  281 417      $ 73 145     $14 933      $44 757       $  -      $  324 738
  Accrued Pension and Other
    Postretirement Benefit Costs               14 097        10 614      17 563       10 501           449       31 324
  Injuries & Damages                            3 104         4 324        -           3 889          -           3 539
  Other                                        16 235         2 435       3 593        1 643           444       20 176

                                           $  314 853      $ 90 518     $36 089      $60 790       $   893   $  379 777

  1/  Includes $80,832 for the WVPA Marble Hill receivable.  See Note 13(e) of the "Notes to Financial Statements" in "Item 8.
Financial Statements and Supplementary Data".
  2/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  3/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary Data" for
further information with respect to deferred income taxes.

                                            PSI ENERGY, INC.
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEAR ENDED DECEMBER 31, 1993
                 Col. A                       Col. B             Col. C                      Col. D             Col. E_
                                                                Additions                  Deductions
                                                                                    For Purposes
                                            Balance at                  Charged       For Which               Balance at
                                            Beginning     Charged to    to Other    Reserves Were              Close of
              Description                   of Period       Income      Accounts      Created        Other      Period
                                                                          (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts          $   76 275     $  4 459     $  -          $ 2 167       $  -      $   78 567 1/
  Miscellaneous Materials & Supplies
    Provisions                                  8 844          554        -            2 356           190        6 852
  Accumulated Depreciation                  1 380 442      126 821         392        52 067 2/       (283)   1 455 871

Other Accumulated Provisions
  Deferred Income Taxes 3/                 $  188 252     $109 967     $20 818       $37 620       $  -      $  281 417
  Accrued Pension and Other
    Postretirement Benefit Costs                  231       10 596      16 253        12 889            94       14 097
  Injuries & Damages                            4 134        2 529        -            3 559          -           3 104
  Other                                        16 203        2 044         790         2 784            18       16 235

                                           $  208 820     $125 136     $37 861       $56 852       $   112   $  314 853

  1/  Includes $78,174 for the WVPA Marble Hill receivable.  See Note 13(e) of the "Notes to Financial Statements" in "Item 8.
Financial Statements and Supplementary Data".
  2/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  3/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary Data" for
further information with respect to deferred income taxes.

                               THE UNION LIGHT, HEAT AND POWER COMPANY
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEAR ENDED DECEMBER 31, 1995
                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period _
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts             $    457     $  9 220      $(6 198)      $ 2 444        $ -      $  1 035
  Accumulated Depreciation                     104 113       11 438          831         3 570 1/       -       112 812

Other Accumulated Provisions
  Deferred Income Taxes 2/                    $ 23 226     $ (3 105)     $  (435)      $(4 042)       $ -      $ 23 728
  Accrued Pension and Other
    Postretirement Benefit Costs                10 356        1 156          773            83          -        12 202
  Environmental Liability                          800         -            -             -             -           800
  Injuries & Damages                               210        1 185         -              795          -           600
  Other                                            285         -              32          -             -           317
                                              $ 34 877     $   (764)     $   370       $(3 164)       $ -      $ 37 647

  1/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  2/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary
      Data" for further information with respect to deferred income taxes.

                               THE UNION LIGHT, HEAT AND POWER COMPANY
                           SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                FOR THE YEAR ENDED DECEMBER 31, 1994
                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period _
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts             $  1 609     $  2 502      $    11       $ 3 665        $ -      $     457
  Accumulated Depreciation                      96 164       11 066          823         3 940 1/       -        104 113

Other Accumulated Provisions
  Deferred Income Taxes 2/                    $ 20 487     $  1 993      $(2 904)      $(3 650)       $ -      $  23 226
  Accrued Pension and Other
    Postretirement Benefit Costs                 7 273        1 024        2 200           141          -         10 356
  Environmental Liability                          800         -            -             -             -            800
  Injuries & Damages                               125          806         -              721          -            210
  Other                                            242           24           19          -             -            285

                                              $ 28 927     $  3 847      $  (685)      $(2 788)       $ -      $  34 877

  1/  Includes property retired at original cost or estimated original cost less the net cost of removal.
  2/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary Data" for
further information with respect to deferred income taxes.

                               THE UNION LIGHT, HEAT AND POWER COMPANY
                            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                 FOR THE YEAR ENDED DECEMBER 31, 1993
                 Col. A                        Col. B             Col. C                      Col. D              Col. E
                                                                 Additions                  Deductions
                                                                                     For Purposes
                                             Balance at                  Charged       For Which               Balance at
                                             Beginning     Charged to    to Other    Reserves Were              Close of
              Description                    of Period       Income      Accounts      Created        Other      Period _
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets
  Allowance for Doubtful Accounts             $  1 001     $  2 632      $     3       $ 2 027        $ -      $  1 609
  Accumulated Depreciation                      89 132        9 655          865         3 488 1/       -        96 164

Other Accumulated Provisions
  Deferred Income Taxes 2/                    $ 27 609     $  1 204      $(9 251)      $  (925)       $ -      $ 20 487
  Accrued Pension and Other
    Postretirement Benefit Costs                 6 014        1 237          341           319          -         7 273
  Environmental Liability                          800         -            -             -             -           800
  Injuries & Damages                               143          642         -              660          -           125
  Other                                           -             242         -             -             -           242

                                              $ 34 566     $  3 325      $(8 910)      $    54        $ -      $ 28 927

  1/  Includes property retired at original cost or estimated original cost less the net cost of removal.
 . 2/  See Notes 1(e) and 12 of the "Notes to Financial Statements" in "Item 8.  Financial Statements and Supplementary Data" for
further information with respect to deferred income taxes.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company have each duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CINERGY CORP.
                                     THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 PSI ENERGY, INC.
                                    THE UNION LIGHT, HEAT AND POWER COMPANY
                                                  Registrants

Dated:  March 27, 1996

                                    By          James E. Rogers
                                                 Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                       Title                     Date
Cinergy, CG&E, PSI, and ULH&P
  Jackson H. Randolph          Chairman

Cinergy
  Neil A. Armstrong            Director
  Clement L. Buenger           Director
  Phillip R. Cox               Director
  Kenneth M. Duberstein        Director
  George C. Juilfs             Director
  Melvin Perelman, Ph.D.       Director
  Thomas E. Petry              Director
  John J. Schiff, Jr.          Director
  Phillip R. Sharp             Director
  Dudley S. Taft               Director
  Oliver W. Waddell            Director

Cinergy and PSI
  James K. Baker               Director
  Michael G. Browning          Director
  John A. Hillenbrand II       Director
  Van P. Smith                 Director

CG&E and ULH&P
  William J. Grealis           President and Director

PSI
  John M. Mutz                 President and Director

ULH&P
  Terry E. Bruck               Group Vice President and Director
  Cheryl M. Foley              Vice President, General Counsel,
                                 Secretary, and Director
  Stephen G. Salay             Director

Cinergy, CG&E, PSI, and ULH&P


      James E. Rogers               Vice Chairman, Chief        March 27, 1996
  Attorney-in-fact for all     Executive Officer, and Director
   the foregoing persons            President of Cinergy
                                (Principal Executive Officer)


     J. Wayne Leonard            Group Vice President and       March 27, 1996
                                  Chief Financial Officer
                                     Director of ULH&P
                               (Principal Financial Officer)


    Charles J. Winger                   Comptroller             March 27, 1996
                              (Principal Accounting Officer)