Form 10-Q
period 1996-06-30
CINCINNATI GAS & ELECTRIC CO
filed 1996-08-13
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549


 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

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

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Yes  X   No

This combined Form 10-Q is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its company specific information with the reduced disclosure format.

As of July 31, 1996, shares of Common Stock outstanding for each registrant were as listed:

             Company                                                 Shares
Cinergy Corp., par value $.01 per share                            157,679,129
The Cincinnati Gas & Electric Company, par value $8.50 per share    89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share    53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share    585,333

                                TABLE OF CONTENTS


 Item                                                               Page
Number                                                             Number

       Glossary of Terms . . . . . . . . . . . . . . . . . . .

                         PART I.  FINANCIAL INFORMATION

  1    Financial Statements
       Cinergy Corp.
         Consolidated Balance Sheets . . . . . . . . . . . . .
         Consolidated Statements of Income . . . . . . . . . .
         Consolidated Statements of Changes in Common
           Stock Equity. . . . . . . . . . . . . . . . . . . .
         Consolidated Statements of Cash Flows . . . . . . . .
         Results of Operations . . . . . . . . . . . . . . . .
       The Cincinnati Gas & Electric Company
         Consolidated Balance Sheets . . . . . . . . . . . . .
         Consolidated Statements of Income . . . . . . . . . .
         Consolidated Statements of Cash Flows . . . . . . . .
         Results of Operations . . . . . . . . . . . . . . . .
       PSI Energy, Inc.
         Consolidated Balance Sheets . . . . . . . . . . . . .
         Consolidated Statements of Income . . . . . . . . . .
         Consolidated Statements of Cash Flows . . . . . . . .
         Results of Operations . . . . . . . . . . . . . . . .
       The Union Light, Heat and Power Company
         Balance Sheets. . . . . . . . . . . . . . . . . . . .
         Statements of Income. . . . . . . . . . . . . . . . .
         Statements of Cash Flows. . . . . . . . . . . . . . .
         Results of Operations . . . . . . . . . . . . . . . .
       Notes to Financial Statements . . . . . . . . . . . . .
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .

PART II.  OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .
  5    Other Information . . . . . . . . . . . . . . . . . . .
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .
       Signatures. . . . . . . . . . . . . . . . . . . . . . .

GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION

1995 Form         Combined 1995 Annual Report on Form 10-K filed separately by
  10-K              Cinergy, as amended, CG&E, PSI, and ULH&P

AEP               American Electric Power Company, Inc.

Articles          Amended Articles of Incorporation

Avon Energy       Avon Energy Partners Holdings, an Unlimited Liability
                    Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company

Bruwabel          Beheer-En Belegginsmaatschappij Bruwabel B.V., a subsidiary of Power International

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

Cinergy or        Cinergy Corp.
  Company

Clean Coal        A joint arrangement by PSI and Destec Energy, Inc. for a
  Project 262-mw clean coal power generating facility located at Wabash River Generating Station, which was placed in service in November 1995

CWIP              Construction work in progress

D&P               Duff & Phelps Credit Rating Co.

DSM               Demand-side management

FASB              Financial Accounting Standards Board

February 1995     An IURC order issued in February 1995
  Order

FERC              Federal Energy Regulatory Commission

FERC Order 888    FERC order which opens wholesale power sales to competition

FERC Order 889    FERC order requiring utilities to establish an electronic
                    system for sharing information on available transmission capacity

Fitch             Fitch Investors Service, Inc.

GPU               General Public Utilities Corporation

IBEW              International Brotherhood of Electrical Workers

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

IURC              Indiana Utility Regulatory Commission

    TERM                                   DEFINITION


KO Transmission   KO Transmission Company, a subsidiary of CG&E

KPSC              Kentucky Public Service Commission

kwh               Kilowatt-hour

May 1992 Order    A PUCO order issued in May 1992

Mcf               Thousand cubic feet

M.E. Holdings     M.E. Holdings, Inc. (a subsidiary of Investments) which
                    holds Cinergy's 50% investment in Avon Energy

Mega-NOPR         FERC's Notice of Proposed Rulemaking Promoting Wholesale
                    Competition Through Open Access Non-discriminatory Transmission Services by Public Utilities

Merger Costs      Merger transaction costs and costs to achieve merger savings

Merger Order      The FERC's order approving the merger of CG&E and Resources to form Cinergy

Midlands          Midlands Electricity plc

Money Pool        Participants with surplus short-term funds, whether from
                    internal or external sources, provide short-term loans to other system companies at rates that approximate the costs of the funds in the money pool

Moody's           Moody's Investors Service

mw                Megawatt

NOPR              FERC's Notice of Proposed Rulemaking

Order 636         FERC order regarding gas purchases and transportation

Power
  International   Power International, Inc., a subsidiary of Investments

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUCO              Public Utilities Commission of Ohio

PUHCA             Public Utility Holding Company Act of 1935

RUS               Rural Utilities Service, previously called the Rural
                    Electrification Administration

S&P               Standard & Poor's

SEC               Securities and Exchange Commission

    TERM                                   DEFINITION

Statement 121     Statement of Financial Accounting Standards No. 121,
                    "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", issued in March 1995 by the FASB, is a new accounting standard requiring impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

WVPA              Wabash Valley Power Association, Inc.

Zimmer            William H. Zimmer Generating Station

CINERGY CORP.
AND SUBSIDIARY COMPANIES

                                 CINERGY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
                                                       June 30     December 31
                                                         1996         1995
                                                       (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                         $8 690 023     $8 617 695
    Gas                                                 693 032        680 339
    Common                                              185 749        184 694
                                                      9 568 804      9 482 728
  Accumulated depreciation                            3 475 410      3 367 432
                                                      6 093 394      6 115 296

  CWIP                                                  148 826        135 852
      Total utility plant                             6 242 220      6 251 148

Current Assets
  Cash and temporary cash investments                    61 326         35 052
  Restricted deposits                                     1 675          2 336
  Accounts receivable less accumulated provision
    of $12,492 at June 30, 1996, and $10,360 at
    December 31, 1995, for doubtful accounts            141 125        371 150
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                 107 082        122 409
    Gas stored for current use                           24 237         21 493
    Other materials and supplies                         85 477         85 076
  Property taxes applicable to subsequent year           58 411        116 822
  Prepayments and other                                  42 851         32 347
                                                        522 184        786 685

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes           382 974        423 493
    Post-in-service carrying costs and deferred
      operating expenses                                187 967        187 190
    Phase-in deferred return and depreciation            97 776        100 388
    Deferred DSM costs                                  128 610        129 400
    Deferred merger costs                                81 093         56 824
    Unamortized costs of reacquiring debt                73 457         73 904
    Other                                                68 561         74 911
  Investment in Avon Energy                             457 567           -
  Other                                                 188 979        136 121
                                                      1 666 984      1 182 231

                                                     $8 431 388     $8 220 064

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CAPITALIZATION AND LIABILITIES

                                                       June 30     December 31
                                                         1996         1995
                                                       (dollars in thousands)

Common Stock Equity
  Common stock - $.01 par value; authorized
    shares - 600,000,000; outstanding shares -
    157,679,129 at June 30, 1996, and 157,670,141
    at December 31, 1995                             $    1 577     $    1 577
  Paid-in capital                                     1 594 920      1 597 050
  Retained earnings                                     981 003        950 216
  Cumulative foreign currency translation adjustment       (567)          -___
      Total common stock equity                       2 576 933      2 548 843

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption                   213 090        227 897
  Subject to mandatory redemption                       160 000        160 000

Long-term Debt                                        2 523 300      2 530 766
      Total capitalization                            5 473 323      5 467 506

Current Liabilities
  Long-term debt due within one year                     50 400        201 900
  Notes payable                                         573 500        165 800
  Accounts payable                                      257 952        268 139
  Litigation settlement                                  80 000         80 000
  Accrued taxes                                         245 277        317 185
  Accrued interest                                       57 743         55 995
  Other                                                  57 785         57 202
                                                      1 322 657      1 146 221

Other Liabilities
  Deferred income taxes                               1 119 325      1 120 900
  Unamortized investment tax credits                    180 387        185 726
  Accrued pension and other postretirement
    benefit costs                                       211 103        171 771
  Other                                                 124 593        127 940
                                                      1 635 408      1 606 337

                                                     $8 431 388     $8 220 064

                                                          CINERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                            Quarter Ended                Year to Date             Twelve Months Ended
                                               June 30                      June 30                     June 30
                                          1996          1995          1996          1995           1996         1995
                                                            (in thousands, except per share amounts)
Operating Revenues
  Electric                              $650 714      $609 024     $1 335 554    $1 241 490     $2 706 643   $2 468 710
  Gas                                     66 120        56 975        265 275       232 186        443 941      383 868
                                         716 834       665 999      1 600 829     1 473 676      3 150 584    2 852 578

Operating Expenses
  Fuel used in electric production       163 805       169 194        355 257       355 103        716 908      723 749
  Gas purchased                           39 955        22 587        133 180       117 080        222 350      192 327
  Purchased and exchanged power           30 802        11 641         58 423        17 307         88 748       31 155
  Other operation                        148 626       123 791        294 760       240 530        574 820      551 614
  Maintenance                             48 164        43 661         91 806        87 983        186 003      193 764
  Depreciation                            70 597        68 215        140 792       141 671        278 880      291 043
  Amortization of phase-in deferrals       3 399         2 273          6 799         2 273         13 617        2 273
  Post-in-service deferred operating
    expenses - net                          (864)          (65)        (1 707)       (2 069)        (2 138)      (5 090)
  Income taxes                            33 020        40 699        107 003       103 218        225 214      160 342
  Taxes other than income taxes           66 809        63 738        132 546       127 686        260 393      246 794
                                         604 313       545 734      1 318 859     1 190 782      2 564 795    2 387 971

Operating Income                         112 521       120 265        281 970       282 894        585 789      464 607

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                      497           931            848         1 885            927        3 755
  Post-in-service carrying costs             494            13            837         2 581          1 442        8 055
  Phase-in deferred return                 2 093         2 134          4 186         4 268          8 455        8 161
  Income taxes                             2 068         2 490          5 286         3 584          9 060       11 045
  Other - net                             (3 256)       (1 880)       (10 932)       (2 931)       (11 052)     (27 637)
                                           1 896         3 688            225         9 387          8 832        3 379

Income Before Interest and Other
  Charges                                114 417       123 953        282 195       292 281        594 621      467 986

Interest and Other Charges
  Interest on long-term debt              48 021        51 439         97 156       106 500        204 567      215 748
  Other interest                           5 321         5 817          8 192        11 128         17 890       23 639
  Allowance for borrowed funds used
    during construction                   (1 642)       (1 986)        (2 780)       (4 297)        (6 548)     (10 542)
  Preferred dividend requirements of
    subsidiaries                           6 677         8 657         13 446        17 314         26 985       34 630
                                          58 377        63 927        116 014       130 645        242 894      263 475

Net Income                              $ 56 040      $ 60 026     $  166 181    $  161 636     $  351 727   $  204 511

Average Common Shares Outstanding        157 679       156 333        157 677       156 009        157 448      152 331

Earnings Per Common Share                   $.35          $.39          $1.05         $1.04          $2.23        $1.33

Dividends Declared Per Common Share         $.43          $.43          $ .86         $ .86          $1.72        $1.60

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                                        CINERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(unaudited)

                                                                                  Cumulative
                                                                                    Foreign
                                                                                   Currency
                                           Common      Paid-in        Retained    Translation    Total Common
                                            Stock      Capital        Earnings     Adjustment    Stock Equity
                                                                (dollars in thousands)
Quarter Ended June 30, 1996

Balance April 1, 1996                      $1 577    $1 595 435      $ 992 558       $           $2 589 570
Net income                                                              56 040                       56 040
Dividends on common stock (See page 9 for
  per share amounts)                                                   (67 801)                     (67 801)
Translation adjustments                                                               (567)            (567)
Other                                                      (515)           206                         (309)

Balance June 30, 1996                      $1 577    $1 594 920      $ 981 003       $(567)      $2 576 933

Quarter Ended June 30, 1995

Balance April 1, 1995                      $1 559    $1 553 478      $ 911 857       $           $2 466 894
Net income                                                              60 026                       60 026
Issuance of 646,854 shares of common
  stock - net                                   7        16 133                                      16 140
Common stock issuance expenses                               (5)                                         (5)
Dividends on common stock (See page 9 for
  per share amounts)                                                   (67 078)                     (67 078)
Other                                                     1 267         (4 711)                      (3 444)

Balance June 30, 1995                      $1 566    $1 570 873      $ 900 094       $           $2 472 533

Six Months Ended June 30, 1996

Balance January 1, 1996                    $1 577    $1 597 050      $ 950 216       $           $2 548 843
Net income                                                             166 181                      166 181
Issuance of 8,988 shares of common
  stock - net                                               311                                         311
Dividends on common stock (See page 9 for
  per share amounts)                                                  (135 600)                    (135 600)
Translation adjustments                                                               (567)            (567)
Other                                                    (2 441)           206                       (2 235)

Balance June 30, 1996                      $1 577    $1 594 920      $ 981 003       $(567)      $2 576 933

Six Months Ended June 30, 1995

Balance January 1, 1995                    $1 552    $1 535 658      $ 877 061       $           $2 414 271
Net income                                                             161 636                      161 636
Issuance of 1,369,293 shares of common
  stock - net                                  14        34 137                                      34 151
Common stock issuance expenses                             (189)                                       (189)
Dividends on common stock (See page 9 for
  per share amounts)                                                  (133 892)                    (133 892)
Other                                                     1 267         (4 711)                      (3 444)

Balance June 30, 1995                      $1 566    $1 570 873      $ 900 094       $           $2 472 533

Twelve Months Ended June 30, 1996

Balance July 1, 1995                       $1 566    $1 570 873      $ 900 094       $           $2 472 533
Net income                                                             351 727                      351 727
Issuance of 1,111,798 shares of common
  stock - net                                  11        26 517                                      26 528
Common stock issuance expenses                              (40)                                        (40)
Dividends on common stock (See page 9 for
  per share amounts)                                                  (270 559)                    (270 559)
Translation adjustments                                                               (567)            (567)
Other                                                    (2 430)          (259)                      (2 689)

Balance June 30, 1996                      $1 577    $1 594 920      $ 981 003       $(567)      $2 576 933

Twelve Months Ended June 30, 1995

Balance July 1, 1994                       $1 466    $1 345 023      $ 943 659       $           $2 290 148
Net income                                                             204 511                      204 511
Issuance of 9,790,238 shares of common
  stock - net                                 100       229 949                                     230 049
Common stock issuance expenses                           (5 388)                                     (5 388)
Dividends on common stock (See page 9 for
  per share amounts)                                                  (243 797)                    (243 797)
Other                                                     1 289         (4 279)                      (2 990)

Balance June 30, 1995                      $1 566    $1 570 873      $ 900 094       $           $2 472 533

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                               Year to Date          Twelve Months Ended
                                                 June 30                   June 30
                                            1996         1995         1996         1995
                                                          (in thousands)
Operating Activities
  Net income                             $ 166 181    $ 161 636    $ 351 727    $ 204 511
  Items providing (using) cash currently
    Depreciation                           140 792      141 671      278 880      291 043
    Deferred income taxes and investment
      tax credits - net                     32 783      (11 584)      72 778       (9 224)
    Allowance for equity funds used
      during construction                     (848)      (1 885)        (927)      (3 755)
    Regulatory assets - net                  3 023       (2 728)       6 777      (53 891)
    Changes in current assets and
      current liabilities
        Restricted deposits                   (312)          14       (1 361)      10 186
        Accounts receivable, net of
          reserves on receivables sold     195 707       47 621       76 445       54 146
        Materials, supplies, and fuel       12 182        4 920       58 476      (15 419)
        Accounts payable                   (10 187)     (82 067)      73 552      (44 564)
        Accrued taxes and interest         (70 160)       1 982      (15 507)      23 696
    Other items - net                       41 956       11 386       42 706       80 875
          Net cash provided by (used
            in) operating activities       511 117      270 966      943 546      537 604

Financing Activities
  Issuance of common stock                     311       33 962       26 488      224 661
  Issuance of long-term debt                  -         149 025      195 255      208 935
  Funds on deposit from issuance of
    long-term debt                             973        6 628        4 332       22 124
  Retirement of preferred stock of
    subsidiaries                           (15 114)          (7)    (108 573)         (23)
  Redemption of long-term debt            (161 120)    (217 251)    (342 702)    (217 686)
  Change in short-term debt                407 700       15 100      329 500      (75 713)
  Dividends on common stock               (135 600)    (133 892)    (270 559)    (243 797)
          Net cash provided by (used
            in) financing activities        97 150     (146 435)    (166 259)     (81 499)

Investing Activities
  Construction expenditures (less
    allowance for equity funds used
    during construction)                  (125 785)    (160 564)    (290 126)    (430 199)
  Deferred DSM costs - net                     790      (10 641)     (13 842)     (43 056)
  Investment in Avon Energy               (456 998)        -        (456 998)        -
  Equity investment in Argentine utility      -            -          19 799         - __
          Net cash provided by (used
            in) investing activities      (581 993)    (171 205)    (741 167)    (473 255)

Net increase (decrease) in cash and
  temporary cash investments                26 274      (46 674)      36 120      (17 150)

Cash and temporary cash investments at
  beginning of period                       35 052       71 880       25 206       42 356

Cash and temporary cash investments at
  end of period                          $  61 326    $  25 206    $  61 326    $  25 206

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter, six months, and twelve months ended June 30, 1996. For information concerning the results of operations for each of the other registrants for the same quarter and six months ended, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996

Kwh Sales

Kwh sales increased 11.2% for the quarter ended June 30, 1996, from the comparable period of last year partially reflecting increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Higher sales to residential and commercial customers reflected cooler than normal weather early in the second quarter and an increase in the average number of customers. Sales to industrial customers increased due to growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the second quarter of 1996 increased 17.3% as compared to the same period in 1995. Cooler than normal weather during the second quarter of 1996 and increases in the average number of customers led to higher gas sales to retail customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes, which more than offset the decline in industrial sales, mainly reflects demand for gas transportation services in the primary metals and chemicals sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended June 30, 1996, increased $42 million (6.8%) as compared to the same period last year primarily as a result of the higher kwh sales previously discussed. This increase was partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

An analysis of electric operating revenues is shown below:

                                                              Quarter
                                                           Ended June 30
                                                           (in millions)

Electric operating revenues - June 30, 1995                    $609
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                       (8)
    Sales for resale
      Firm power obligations                                      4
      Non-firm power transactions                                (1)
  Total change in price per kwh                                  (5)

  Kwh sales
    Retail                                                       28
    Sales for resale
      Firm power obligations                                      4
      Non-firm power transactions                                15
  Total change in kwh sales                                      47

Electric operating revenues - June 30, 1996                    $651

Gas Operating Revenues

Gas operating revenues increased $9 million (16.1%) in the second quarter of 1996 when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes and the operation of fuel adjustment clauses reflecting a higher average cost of gas purchased for the period.

Operating Expenses

Gas Purchased

Gas purchased for the quarter ended June 30, 1996, increased $17 million (76.9%) when compared to the same period last year reflecting a higher average cost per Mcf of gas purchased and an increase in volumes purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $19 million for the quarter ended June 30, 1996, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations.

Other Operation

Other operation expenses for the quarter ended June 30, 1996, increased $25 million (20.1%) as compared to the same period last year. This increase is due to a number of factors, including higher administrative and general expenses reflecting, in part, charges of $17.4 million for early retirement and severance program costs.

Maintenance

The $5 million (10.3%) increase in maintenance expense for the second quarter of 1996 as compared to the same period of 1995 is primarily due to increased maintenance on CG&E's electric production facilities. The commercial operation of the Clean Coal Project in November 1995 also contributed to the increased maintenance expenses.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

Phase-in deferred return and amortization of phase-in deferrals reflect a PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order. In the first three years of the rate phase-in plan, rates charged to customers did not fully recover depreciation expense and return on investment. This deficiency was deferred and is being recovered over a seven-year period that began in May 1995.

Interest and Other Charges

Interest on Long-term Debt and Other Interest

Interest charges decreased $4 million (6.8%) for the three months ended June 30, 1996, from the same period of 1995 primarily due to the redemption of $161.5 million of long-term debt by CG&E and ULH&P during the period from January 1996 through May 1996. Additionally, interest on short-term debt decreased as PSI and ULH&P borrowed funds through an internally funded Money Pool, reducing outside borrowings at higher interest rates.

Preferred Dividend Requirements of Subsidiaries

The decrease in the preferred dividend requirement of $2 million (22.9%) for the quarter ended June 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

Kwh Sales

Kwh sales increased 12.0% for the six months ended June 30, 1996, from the comparable period of last year partially reflecting increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels were increased sales to residential and commercial customers as a result of colder weather in the first quarter of 1996 and cooler than normal weather early in the second quarter of 1996. Additionally, the increase reflects a higher average number of residential and commercial customers, while industrial sales increased primarily due to growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first six months of 1996 increased 14.0% as compared to the same period in 1995. Colder weather during the first quarter of 1996, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers led to higher gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes, which more than offset the decline in industrial sales, mainly reflects demand for gas transportation services in the primary metals and chemicals sectors.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the six months ended June 30, 1996, increased $95 million (7.6%) reflecting the increased kwh sales, as previously discussed. In addition, PSI's 4.3% retail rate increase approved in the February 1995 Order and a 1.9% increase for carrying costs on CWIP property which was approved by the IURC in March 1995 contributed to the increase. The aforementioned operation of fuel adjustment clauses partially offset these increases.

An analysis of electric operating revenues is shown below:

                                                     Six Months
                                                    Ended June 30
                                                    (in millions)

Electric operating revenues - June 30, 1995             $1 241
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                 (14)
    Sales for resale
      Firm power obligations                                (1)
      Non-firm power transactions                            3
  Total change in price per kwh                            (12)

  Kwh sales
    Retail                                                  70
    Sales for resale
      Firm power obligations                                 8
      Non-firm power transactions                           29
  Total change in kwh sales                                107

Electric operating revenues - June 30, 1996             $1 336

Gas Operating Revenues

Gas operating revenues increased $33 million (14.3%) in the first six months of 1996 when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes. Also contributing to the increase was the operation of fuel adjustment clauses reflecting a higher cost of gas purchased for the period.

Operating Expenses

Gas Purchased

Gas purchased for the six months ended June 30, 1996, increased $16 million (13.8%) when compared to the same period last year. This increase was attributable to an increase in volumes purchased and a higher average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $41 million for the six months ended June 30, 1996, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations.

Other Operation

Other operation expenses for the six months ended June 30, 1996, increased $54 million (22.5%), as compared to the same period last year. This increase is due to a number of factors, including higher administrative and general expenses reflecting, in part, charges of $17.4 million for early retirement and severance programs. Other factors include the recognition by PSI of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs and deferred DSM costs, which are being recovered in revenues pursuant to the February 1995 Order.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

As previously discussed, phase-in deferred return and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service deferred operating expenses - net reflects the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered.

Other - net

The $8 million change in other - net is due, in part, to expenses associated with CG&E's and ULH&P's sales of accounts receivables. These expenses were partially offset by Cinergy's equity in the earnings of Avon Energy.

Interest and Other Charges

Interest on Long-term Debt and Other Interest

Interest charges decreased $12 million (10.4%) for the six months ended June 30, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt during the period from March 1995 through November 1995 and the redemption of $161.5 million during the period from January 1996 through May 1996. Additionally, interest on short-term debt decreased as PSI and ULH&P borrowed funds through an internally funded Money Pool, reducing outside borrowings at higher interest rates.

Preferred Dividend Requirements of Subsidiaries

The decrease in the preferred dividend requirement of $4 million (22.3%) for the six months ended June 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED JUNE 30, 1996

Kwh Sales

Kwh sales increased 11.8% for the twelve months ended June 30, 1996, from the comparable period of last year partially reflecting increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels were increased sales to residential and commercial customers as a result of warmer weather in the third quarter of 1995, colder weather during the fourth quarter of 1995 and the first quarter of 1996, and cooler than normal weather during the second quarter of 1996. Additionally, the increase reflects a higher average number of residential and commercial customers, while industrial sales increased primarily due to growth in the primary metals sector.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended June 30, 1996, increased 17.4% as compared to the same period in 1995. Colder weather during the winter heating season and increases in the average number of customers led to higher gas sales to retail customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes, which more than offset the decline in industrial sales, mainly reflects demand for gas transportation services in the primary metals sector.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the twelve months ended June 30, 1996, increased $238 million (9.6%), reflecting increased kwh sales and PSI's rate increases, as previously discussed. The aforementioned operation of fuel adjustment clauses partially offset these increases.

An analysis of electric operating revenues is shown below:

                                                    Twelve Months
                                                    Ended June 30
                                                    (in millions)

Electric operating revenues - June 30, 1995             $2 469
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                  (3)
    Sales for resale
      Firm power obligations                                (6)
      Non-firm power transactions                           11
  Total change in price per kwh                              2

  Kwh sales
    Retail                                                 181
    Sales for resale
      Firm power obligations                                15
      Non-firm power transactions                           40
  Total change in kwh sales                                236

Electric operating revenues - June 30, 1996             $2 707

Gas Operating Revenues

Gas operating revenues increased $60 million (15.6%) for the twelve months ended June 30, 1996, when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes.

Operating Expenses

Gas Purchased

Gas purchased for the twelve months ended June 30, 1996, increased $30 million (15.6%) when compared to the same period last year. This increase was attributed to an increase in volumes purchased which was partially offset by a lower average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $58 million for the twelve months ended June 30, 1996, when compared to the same period of last year, primarily reflecting increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

As previously discussed, phase-in deferred return and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order.

Post-in-service Deferred Operating Expenses - Net

Post-in-service deferred operating expenses - net reflects, in large part, the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered.

Taxes Other than Income Taxes

Taxes other than income taxes increased $14 million (5.5%) over the same period of 1995 primarily due to increased property taxes resulting from a greater investment in taxable property and higher property tax rates.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $7 million (82.1%) for the twelve months ended June 30, 1996, from the comparable period of last year. This decrease is a result of PSI's discontinuing the accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order. Partially offsetting the decrease is the accrual of the aforementioned costs on the Clean Coal Project which began commercial operation in November 1995.

Other - net

Other - net increased $17 million (60.0%) for the twelve months ended June 30, 1996, from the comparable period of 1995, reflecting $4 million of interest on an income tax refund related to prior years, a $10 million gain on the sale of an Argentine utility, Cinergy's equity in the earnings of Avon Energy, and charges of $14 million in 1994 for merger-related and other expenditures which cannot be recovered from customers. These items were partially offset by a number of factors, including charges associated with winding-down certain non-utility activities during 1995 and expenses associated with CG&E's and ULH&P's sales of accounts receivables.

Interest and Other Charges

Interest on Long-term Debt and Other Interest

Interest charges decreased $17 million (7.1%) for the twelve months ended June 30, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt by CG&E and ULH&P during the period from March 1995 through November 1995 and the redemption of $161.5 million during the period from January 1996 through May 1996. Additionally, interest on short-term debt decreased as PSI and ULH&P borrowed funds through an internally funded Money Pool, reducing outside borrowings at higher interest rates.

Preferred Dividend Requirements of Subsidiaries

The decrease in the preferred dividend requirement of $8 million (22.1%) for the twelve months ended June 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

THE CINCINNATI GAS &
 ELECTRIC COMPANY
   AND SUBSIDIARY COMPANIES

                      THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
                                                      June 30      December 31
                                                        1996          1995
                                                       (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                        $4 604 245      $4 564 711
    Gas                                                693 032         680 339
    Common                                             184 477         183 422
                                                     5 481 754       5 428 472
  Accumulated depreciation                           1 802 626       1 730 232
                                                     3 679 128       3 698 240

  CWIP                                                  77 271          77 661
        Total utility plant                          3 756 399       3 775 901

Current Assets
  Cash and temporary cash investments                   31 855           6 612
  Restricted deposits                                    1 170           1 144
  Notes receivable from affiliated companies           105 741          24 715
  Accounts receivable less accumulated
    provision of $11,988 at June 30, 1996, and
    $9,615 at December 31, 1995, for doubtful
    accounts                                            75 488         292 493
  Accounts receivable from affiliated companies         13 511          17 162
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                 30 169          40 395
    Gas stored for current use                          24 237          21 493
    Other materials and supplies                        51 862          55 388
  Property taxes applicable to subsequent year          58 411         116 822
  Prepayments and other                                 39 303          30 572
                                                       431 747         606 796

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes          350 555         397 155
    Post-in-service carrying costs and deferred
      operating expenses                               144 903         148 316
    Phase-in deferred return and depreciation           97 776         100 388
    Deferred DSM costs                                  25 264          19 158
    Deferred merger costs                               19 482          14 538
    Unamortized costs of reacquiring debt               40 243          39 428
    Other                                               31 252          41 025
  Other                                                 87 059          54 691
                                                       796 534         814 699

                                                    $4 984 680      $5 197 396

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CAPITALIZATION AND LIABILITIES
                                                      June 30      December 31
                                                        1996          1995
                                                       (dollars in thousands)

Common Stock Equity
  Common stock - $8.50 par value; authorized shares
    - 120,000,000; outstanding shares - 89,663,086
    at June 30, 1996, and December 31, 1995          $  762 136     $  762 136
  Paid-in capital                                       339 099        339 101
  Retained earnings                                     464 351        427 226
      Total common stock equity                       1 565 586      1 528 463

Cumulative Preferred Stock
  Not subject to mandatory redemption                    40 000         40 000
  Subject to mandatory redemption                       160 000        160 000

Long-term Debt                                        1 694 627      1 702 650
      Total capitalization                            3 460 213      3 431 113

Current Liabilities
  Long-term debt due within one year                       -           151 500
  Accounts payable                                      139 793        138 735
  Accounts payable to affiliated companies                7 668         20 468
  Accrued taxes                                         180 019        250 189
  Accrued interest                                       32 144         31 299
  Other                                                  41 594         40 409
                                                        401 218        632 600

Other Liabilities
  Deferred income taxes                                 782 088        795 385
  Unamortized investment tax credits                    125 834        129 372
  Accrued pension and other postretirement benefit
    costs                                               143 941        117 641
  Other                                                  71 386         91 285
                                                      1 123 249      1 133 683

                                                     $4 984 680     $5 197 396



THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)


                                           Quarter Ended               Year to Date
                                              June 30                     June 30
                                         1996         1995          1996           1995
                                                        (in thousands)
Operating Revenues
  Electric (including revenues from
    affiliated companies of $7,987
    and $8,110 for quarter ended
    and $20,335 and $15,059 year-
    to-date for 1996 and 1995,
    respectively)                      $371 208     $336 523     $  746 837      $686 479
  Gas                                    66 121       56 975        265 276       232 186
                                        437 329      393 498      1 012 113       918 665

Operating Expenses
  Fuel used in electric production       87 451       84 464        184 558       168 537
  Gas purchased                          39 955       22 587        133 180       117 080
  Purchased and exchanged power
    Non-affiliated companies              7 233        1 780         13 666         2 696
    Affiliated companies                  2 019        9 132          8 755        18 721
  Other operation                        89 147       65 801        168 727       134 723
  Maintenance                            24 922       21 446         45 901        44 979
  Depreciation                           40 248       39 687         80 235        79 224
  Amortization of phase-in deferrals      3 399        2 273          6 799         2 273
  Amortization of post-in-service
    deferred operating expenses             822          822          1 645         1 645
  Income taxes                           19 337       24 217         74 227        67 563
  Taxes other than income taxes          53 344       50 331        104 913       100 987
                                        367 877      322 540        822 606       738 428

Operating Income                         69 452       70 958        189 507       180 237

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                     497          281            848           877
  Phase-in deferred return                2 093        2 134          4 186         4 268
  Income taxes                            1 799        1 620          3 480         2 827
  Other - net                            (3 904)        (560)        (4 590)          405
                                            485        3 475          3 924         8 377

Income Before Interest                   69 937       74 433        193 431       188 614

Interest
  Interest on long-term debt             30 988       33 490         63 088        70 601
  Other interest                            482        1 421            944         2 247
  Allowance for borrowed funds used
    during construction                    (962)        (900)        (1 785)       (1 880)
                                         30 508       34 011         62 247        70 968

Net Income                               39 429       40 422        131 184       117 646

Preferred Dividend Requirement            3 474        5 362          6 948        10 724

Net Income Applicable to Common Stock  $ 35 955     $ 35 060     $  124 236      $106 922

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                               THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                           Year to Date
                                                              June 30
                                                       1996            1995
                                                          (in thousands)
Operating Activities
  Net income                                        $ 131 184       $ 117 646
  Items providing (using) cash currently
    Depreciation                                       80 235          79 224
    Deferred income taxes and investment tax
      credits - net                                    29 939         (15 959)
    Allowance for equity funds used during
      construction                                       (848)           (877)
    Regulatory assets - net                            12 951           2 803
    Changes in current assets and current
      liabilities
        Restricted deposits                               (26)             (2)
        Accounts and notes receivable, net of
          reserves on receivables sold                117 341          51 246
        Materials, supplies, and fuel                  11 008          11 423
        Accounts payable                              (11 742)        (34 987)
        Accrued taxes and interest                    (69 325)          5 628
    Other items - net                                  44 276          (3 746)
            Net cash provided by (used in)
              operating activities                    344 993         212 399

Financing Activities
  Issuance of long-term debt                             -            149 025
  Redemption of long-term debt                       (161 120)       (217 196)
  Change in short-term debt                              -             (1 000)
  Dividends on preferred stock                         (6 948)        (10 724)
  Dividends on common stock                           (87 111)       (107 550)
            Net cash provided by (used in)
              financing activities                   (255 179)       (187 445)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)        (58 465)        (69 726)
  Deferred DSM costs - net                             (6 106)         (4 244)
            Net cash provided by (used in)
              investing activities                    (64 571)        (73 970)

Net increase (decrease) in cash and
  temporary cash investments                           25 243         (49 016)

Cash and temporary cash investments at
  beginning of period                                   6 612          52 516

Cash and temporary cash investments at
  end of period                                     $  31 855       $   3 500

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996

Kwh Sales

Kwh sales for the quarter ended June 30, 1996, increased 12.8% over the same period of 1995. This increase was due to higher kwh sales to all customer classes. Increased residential and commercial sales resulted from cooler than normal weather early in the second quarter and increases in the average number of customers. Increased industrial sales primarily reflects growth in the primary metals sector. Also contributing to the higher kwh sales levels was increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the second quarter of 1996 increased 17.3% as compared to the same period in 1995. Cooler than normal weather during the second quarter of 1996 and increases in the average number of customers led to higher gas sales to retail customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes, which more than offset the decline in industrial sales, mainly reflects demand for gas transportation services in the primary metals and chemicals sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $34 million (10.3%) for the quarter ended June 30, 1996, over the comparable period of 1995. This increase was primarily attributable to higher kwh sales as previously discussed.

An analysis of electric operating revenues is shown below:

                                                     Quarter
                                                  Ended June 30
                                                   (in millions)

Electric operating revenues - June 30, 1995            $337
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                3
    Sales for resale
      Non-firm power transactions                        (6)
  Total change in price per kwh                          (3)

  Kwh sales
    Retail                                               31
    Sales for resale
      Non-firm power transactions                         6
  Total change in kwh sales                              37

Electric operating revenues - June 30, 1996            $371

Gas Operating Revenues

Gas operating revenues increased $9 million (16.1%) in the second quarter of 1996 when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes and the operation of fuel adjustment clauses reflecting a higher average cost of gas purchased for the period.

Operating Expenses

Gas Purchased

Gas purchased for the quarter ended June 30, 1996, increased $17 million (76.9%) when compared to the same period last year reflecting a higher average cost per Mcf of gas purchased and an increase in volumes purchased.

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended June 30, 1996, decreased $2 million (15.2%) over the comparable period of 1995 reflecting decreased power purchases from PSI. The decrease is partially offset by increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations.

Other Operation

For the three months ended June 30, 1996, other operation expenses increased $23 million (35.5%) due to a number of factors, including higher administrative and general expenses reflecting, in part, $16.2 million for early retirement and severance program costs.

Maintenance

The $3 million (16.2%) increase in maintenance expense for the second quarter of 1996 as compared to the same period of 1995 is primarily due to increased maintenance on electric production facilities.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

Phase-in deferred return and amortization of phase-in deferrals reflect a PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order. In the first three years of the rate phase-in plan, rates charged to customers did not fully recover depreciation expense and return on investment. This deficiency was deferred and is being recovered over a seven-year period that began in May 1995.

Interest

Interest on Long-term debt

Interest charges decreased $3 million (7.5%) for the three months ended June 30, 1996, from the same period of 1995 primarily due to the redemption of $161.5 million of long-term debt during the period from January 1996 through May 1996.

Preferred Dividend Requirement

The decrease in the preferred dividend requirement of $2 million (35.2%) for the quarter ended June 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

Kwh Sales

Kwh sales for the six months ended June 30, 1996, increased 13.3% over the same period of 1995. This increase was due to higher kwh sales to all customer classes. Increased residential and commercial sales resulted from colder weather in the first quarter of 1996, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers. Increased industrial sales primarily reflects growth in the primary metals sector. Increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale also contributed to the increase.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first six months of 1996 increased 14.0% as compared to the same period in 1995. Colder weather during the first quarter of 1996, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers led to higher gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes, which more than offset the decline in industrial sales, mainly reflects demand for gas transportation services in the primary metals and chemicals sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $61 million (8.8%) for the six months ended June 30, 1996, over the comparable period of 1995. This increase primarily reflects the higher kwh sales discussed above.

An analysis of electric operating revenues is shown below:

                                                   Six Months
                                                  Ended June 30
                                                   (in millions)

Electric operating revenues - June 30, 1995            $686
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                2
    Sales for resale
      Non-firm power transactions                       (12)
  Total change in price per kwh                         (10)

  Kwh sales
    Retail                                               52
    Sales for resale
      Firm power obligations                              1
      Non-firm power transactions                        18
  Total change in kwh sales                              71

Electric operating revenues - June 30, 1996            $747

Gas Operating Revenues

Gas operating revenues increased $33 million (14.3%) in the first six months of 1996 when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales volumes. Also contributing to the increase was the operation of fuel adjustment clauses reflecting a higher cost of gas purchased for the period.

Operating Expenses

Gas Purchased

Gas purchased for the six months ended June 30, 1996, increased $16 million (13.8%) when compared to the same period last year. This increase was attributable to an increase in volumes purchased and a higher average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power for the six months ended June 30, 1996, increased $1 million (4.7%) over the comparable period of 1995. This increase primarily reflects increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations. This increase is partially offset by a decrease in purchases from PSI.

Other Operation

For the six months ended June 30, 1996, other operation expenses increased $34 million (25.2%) due to a number of factors, including higher administrative and general expenses reflecting, in part, $16.2 million of early retirement and severance program costs.

Phase-in Deferred Return and Amortization of Phase-in Deferrals

As previously discussed, phase-in deferred return and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order.

Interest

Interest on Long-term Debt

Interest charges decreased $8 million (10.6%) for the six months ended June 30, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt during the period from March 1995 through November 1995 and the redemption of $161.5 million of long-term debt during the period from January 1996 through May 1996.

Preferred Dividend Requirement

The decrease in the preferred dividend requirement of $4 million (35.2%) for the six months ended June 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

PSI ENERGY, INC.
AND SUBSIDIARY COMPANIES

                                PSI ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
                                                     June 30     December 31
                                                       1996          1995
                                                     (dollars in thousands)

Electric Utility Plant - Original Cost
  In service                                       $4 085 778     $4 052 984
  Accumulated depreciation                          1 672 690      1 637 169
                                                    2 413 088      2 415 815

  CWIP                                                 70 846         58 191
      Total electric utility plant                  2 483 934      2 474 006

Current Assets
  Cash and temporary cash investments                   6 498         15 522
  Restricted deposits                                     505          1 187
  Accounts receivable less accumulated provision
    of $308 at June 30, 1996, and $468 at
    December 31, 1995, for doubtful accounts           60 545         73 419
  Accounts receivable from affiliated companies         1 638         20 568
  Materials, supplies, and fuel - at average cost
    Fuel                                               76 913         82 014
    Other materials and supplies                       33 382         29 462
  Prepayments and other                                 3 052          1 234
                                                      182 533        223 406

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes          32 419         26 338
    Post-in-service carrying costs and deferred
      operating expenses                               43 064         38 874
    Deferred DSM costs                                103 346        110 242
    Deferred merger costs                              61 611         42 286
    Unamortized costs of reacquiring debt              33 214         34 476
    Other                                              37 309         33 886
  Other                                               109 379         92 056
                                                      420 342        378 158

                                                   $3 086 809     $3 075 570

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CAPITALIZATION AND LIABILITIES

                                                     June 30      December 31
                                                       1996          1995
                                                      (dollars in thousands)

Common Stock Equity
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701 at June 30,
    1996, and December 31, 1995                     $      539     $      539
  Paid-in capital                                      402 945        403 253
  Accumulated earnings subsequent to November 30,
    1986, quasi-reorganization                         616 182        625 275
      Total common stock equity                      1 019 666      1 029 067

Cumulative Preferred Stock
  Not subject to mandatory redemption                  173 090        187 897

Long-term Debt                                         828 673        828 116
      Total capitalization                           2 021 429      2 045 080

Current Liabilities
  Long-term debt due within one year                    50 400         50 400
  Notes payable                                         99 500        165 800
  Notes payable to affiliated companies                 88 407         32 731
  Accounts payable                                     108 304        116 817
  Accounts payable to affiliated companies              14 066           -
  Litigation settlement                                 80 000         80 000
  Accrued taxes                                         65 208         65 851
  Accrued interest                                      24 556         24 696
  Other                                                 16 191         16 000
                                                       546 632        552 295

Other Liabilities
  Deferred income taxes                                344 830        331 876
  Unamortized investment tax credits                    54 553         56 354
  Accrued pension and other postretirement benefit
    costs                                               67 162         54 130
  Other                                                 52 203         35 835
                                                       518 748        478 195

                                                    $3 086 809     $3 075 570


PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                             Quarter Ended              Year to Date
                                                June 30                    June 30
                                           1996         1995          1996         1995
                                                          (in thousands)
Operating Revenues (including revenues
  from affiliated companies of $2,019
  and $9,132 for quarter ended and
  $8,755 and $18,721 year-to-date
  for 1996 and 1995, respectively)       $289 512     $289 743      $617 807     $588 791

Operating Expenses
  Fuel                                     76 354       84 730       170 699      186 566
  Purchased and exchanged power
    Non-affiliated companies               23 569        9 861        44 757       14 611
    Affiliated companies                    7 987        8 110        20 335       15 059
  Other operation                          59 458       57 944       126 009      105 759
  Maintenance                              23 242       22 215        45 905       43 004
  Depreciation                             30 349       28 528        60 557       62 447
  Post-in-service deferred operating
    expenses - net                         (1 686)        (887)       (3 352)      (3 714)
  Income taxes                             13 269       16 482        32 152       35 655
  Taxes other than income taxes            13 464       13 407        27 632       26 699
                                          246 006      240 390       524 694      486 086

Operating Income                           43 506       49 353        93 113      102 705

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                             -             650          -           1 008
  Post-in-service carrying costs              494           13           837        2 581
  Income taxes                             (1 654)         349          (894)          46
  Other - net                               1 798         (384)       (1 860)      (2 296)
                                              638          628        (1 917)       1 339

Income Before Interest                     44 144       49 981        91 196      104 044

Interest
  Interest on long-term debt               17 033       17 949        34 068       35 899
  Other interest                            3 128        3 896         6 596        7 873
  Allowance for borrowed funds used
    during construction                      (680)      (1 086)         (995)      (2 417)
                                           19 481       20 759        39 669       41 355

Net Income                                 24 663       29 222        51 527       62 689

Preferred Dividend Requirement              3 203        3 295         6 498        6 590

Net Income Applicable to Common Stock    $ 21 460     $ 25 927      $ 45 029     $ 56 099

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                                          PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                          Year to Date
                                                             June 30
                                                        1996         1995
                                                          (in thousands)
Operating Activities
  Net income                                         $ 51 527      $ 62 689
  Items providing (using) cash currently
    Depreciation                                       60 557        62 447
    Deferred income taxes and investment tax
      credits - net                                     4 078         6 597
    Allowance for equity funds used during
      construction                                       -           (1 008)
    Regulatory assets - net                            (9 928)       (5 531)
    Changes in current assets and current
      liabilities
        Restricted deposits                              (291)           16
        Accounts receivable, net of reserves on
          receivables sold                             19 775       (12 051)
        Materials, supplies, and fuel                   1 181        (6 779)
        Accounts payable                                5 553       (35 975)
        Accrued taxes and interest                       (783)       (2 581)
    Other items - net                                   4 647        12 273
          Net cash provided by (used in)
            operating activities                      136 316        80 097

Financing Activities
  Funds on deposit from issuance of long-term debt        973         6 628
  Retirement of preferred stock                       (15 114)           (7)
  Redemption of long-term debt                           -              (55)
  Change in short-term debt                           (10 624)       15 927
  Dividends on preferred stock                         (6 589)       (6 590)
  Dividends on common stock                           (54 052)         -
          Net cash provided by (used in)
            financing activities                      (85 406)       15 903

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)        (66 830)      (90 838)
  Deferred DSM costs - net                              6 896        (6 397)
          Net cash provided by (used in)
            investing activities                      (59 934)      (97 235)

Net increase (decrease) in cash and temporary
  cash investments                                     (9 024)       (1 235)

Cash and temporary cash investments at beginning
  of period                                            15 522         6 341

Cash and temporary cash investments at end of
  period                                             $  6 498      $  5 106

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.


                                PSI ENERGY, INC.
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996

Kwh Sales

Kwh sales for the second quarter of 1996 increased 12.5% when compared to the same period last year. Increased activity in Cinergy's power marketing operations led to higher non-firm power sales for resale. This increase also reflects higher kwh sales to retail customers as a result of cooler weather early in the second quarter of 1996 and an increase in the number of customers in all customer classes. The increased industrial sales primarily reflects growth in the transportation equipment and food products sectors.

Operating Revenues

Total operating revenues remained relatively unchanged for the quarter ended June 30, 1996, showing less than a 0.1% decrease when compared to the same period last year. This slight decrease reflects, in part, the operation of fuel clause adjustment factors reflecting a lower average cost of kwh generated. These decreases were almost wholly offset by the change in kwh sales, as previously discussed.

An analysis of operating revenues is shown below:

                                                  Quarter
                                               Ended June 30
                                               (in millions)

Operating revenues - June 30, 1995                  $290
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                           (15)
    Sales for resale
      Firm power obligations                           4
      Non-firm power transactions                     (8)
  Total change in price per kwh                      (19)

  Kwh sales
    Retail                                             1
    Sales for resale
      Firm power obligations                           3
      Non-firm power transactions                     15
  Total change in kwh sales                           19

Operating revenues - June 30, 1996                  $290

Operating Expenses

Fuel

Fuel costs, PSI's largest operating expense, decreased $9 million (9.9%) for the second quarter of 1996 as compared to the same period last year.
An analysis of fuel costs is shown below:

  Quarter
                                               Ended June 30
                                               (in millions)

Fuel expense - June 30, 1995                        $ 85
Increase (Decrease) due to change in:
  Price of fuel                                      (11)
  Kwh generation                                       2
Fuel expense - June 30, 1996                        $ 76

Purchased and Exchanged Power

For the quarter ended June 30, 1996, purchased and exchanged power increased $14 million, as compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations.

Maintenance

The $1 million (4.6%) increase in maintenance expense for the second quarter of 1996, as compared to the same period of 1995, is primarily a result of maintenance on the Clean Coal Project which began commercial operation in November 1995.

Depreciation

Depreciation expense increased $2 million (6.4%) for the quarter ended
June 30, 1996, as compared to the second quarter of last year. This increase primarily reflects additions to utility plant in service.

Post-in-service Deferred Operating Expenses - Net

Post-in-service deferred operating expenses - net reflects the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered.

Interest

Other interest

Other interest decreased $1 million (19.7%) for the second quarter of 1996, as compared to the second quarter of 1995. The decrease was driven primarily by lower interest rates and a decrease in the average short-term debt outstanding.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

Kwh Sales

For the six months ended June 30, 1996, kwh sales increased 15.4% when compared to the same period last year due, in large part, to increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Also contributing to the total kwh sales levels were increased sales to all retail customer classes. Higher residential and commercial sales resulted from colder weather in the first quarter, cooler than normal weather early in the second quarter, and increases in the number of residential and commercial customers. Increased industrial sales reflects growth in the food products, primary metals, and transportation equipment sectors.

Operating Revenues

Total operating revenues increased $29 million (4.9%) for the six months ended June 30, 1996, when compared to the same period last year. This increase primarily reflects the increase in kwh sales previously discussed. Also contributing to the increase was a 4.3% retail rate increase approved in the February 1995 Order and a 1.9% rate increase for carrying costs on CWIP property which was approved by the IURC in March 1995. Partially offsetting these increases was the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

An analysis of operating revenues is shown below:

                                                             Six Months
                                                            Ended June 30
                                                            (in millions)

Operating revenues - June 30, 1995                                $589
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                         (19)
    Sales for resale
      Firm power obligations                                        (1)
      Non-firm power transactions                                  (11)
  Total change in price per kwh                                    (31)

  Kwh sales
    Retail                                                          21
    Sales for resale
      Firm power obligations                                         8
      Non-firm power transactions                                   32
  Total change in kwh sales                                         61

  Other                                                             (1)

Operating revenues - June 30, 1996                                $618

Operating Expenses

Fuel

Fuel costs for the six months ended June 30, 1996, decreased $16 million (8.5%) when compared to the same period last year.

An analysis of fuel costs is shown below:

                                                            Six Months
                                                           Ended June 30
                                                           (in millions)


Fuel expense - June 30, 1995                                    $187
Increase (Decrease) due to change in:
  Price of fuel                                                  (19)
  Kwh generation                                                   3

Fuel expense - June 30, 1996                                    $171

Purchased and Exchanged Power

For the six months ended June 30, 1996, purchased and exchanged power increased $35 million, as compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to other utilities as a result of increased activity in Cinergy's power marketing operations and increased purchases from CG&E as a result of the coordination of PSI's and CG&E's electric dispatch systems.

Other Operation

Other operation expenses increased $20 million (19.1%) for the six months ended June 30, 1996, as compared to the same period last year. This increase was due to a number of factors, including the recognition of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs and deferred DSM costs, all of which are being recovered in revenues pursuant to the February 1995 Order. Increased production and transmission expenses also contributed to the higher level of other operation expenses.

Maintenance

Maintenance expenses for the first six months of 1996, as compared to the same period last year, increased $3 million (6.7%) due in part to increases in production and distribution expenses.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $2 million (67.6%) for the six months ended June 30, 1996, from the comparable period of 1995 as a result of discontinuing the accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order.

Interest

Other interest

Other interest decreased $1 million (16.2%) for the six month period ended June 30, 1996, as compared to the same period of 1995. The decrease was primarily due to lower interest rates and a decrease in the average short-term debt outstanding.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT AND POWER COMPANY
BALANCE SHEETS
(unaudited)

ASSETS
                                                   June 30        December 31
                                                     1996            1995
                                                     (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                       $191 920        $188 508
    Gas                                             144 163         140 604
    Common                                           19 036          19 068
                                                    355 119         348 180
  Accumulated depreciation                          118 076         112 812
                                                    237 043         235 368

  CWIP                                                7 846           7 863
      Total utility plant                           244 889         243 231

Current Assets
  Cash and temporary cash investments                   688           1 750
  Accounts receivable less accumulated
    provision of $1,523 in 1996, and
    $1,035 in 1995 for doubtful accounts              3 646          37 895
  Accounts receivable from affiliated companies         669            -
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                        4 656           4 513
    Other materials and supplies                      1 373           1 215
  Property taxes applicable to subsequent year        1 175           2 350
  Prepayments and other                                 435             485
                                                     12 642          48 208

Other Assets
  Regulatory assets
    Deferred merger costs                             1 785           1 785
    Unamortized costs of reacquiring debt             3 848           2 526
    Other                                             2 525           2 548
  Other                                               5 788           1 499
                                                     13 946           8 358

                                                   $271 477        $299 797

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY


CAPITALIZATION AND LIABILITIES

                                                 June 30         December 31
                                                   1996             1995
                                                   (dollars in thousands)

Common Stock Equity
  Common stock - $15.00 par value;
    authorized shares - 1,000,000;
    outstanding shares - 585,333 at
    June 30, 1996, and December 31, 1995        $  8 780          $  8 780
  Paid-in capital                                 18 839            18 839
  Retained earnings                               93 075            82 863
      Total common stock equity                  120 694           110 482

Long-term Debt                                    44 590            54 377
      Total capitalization                       165 284           164 859

Current Liabilities
  Long-term debt due within one year                -               15 000
  Notes payable to affiliated companies            5 558              -
  Accounts payable                                 6 308            11 057
  Accounts payable to affiliated companies        25 113            44 708
  Accrued taxes                                    2 426             1 993
  Accrued interest                                 1 326             1 549
  Other                                            6 302             5 505
                                                  47 033            79 812

Other Liabilities
  Deferred income taxes                           30 467            23 728
  Unamortized investment tax credits               4 938             5 079
  Accrued pension and other postretirement
    benefit costs                                 13 041            12 202
  Income taxes refundable through rates            4 901             4 717
  Other                                            5 813             9 400
                                                  59 160            55 126

                                                $271 477          $299 797

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF INCOME
(unaudited)

                                               Quarter Ended             Year to Date
                                                  June 30                   June 30
                                              1996        1995         1996         1995
                                                            (in thousands)
Operating Revenues
  Electric                                  $42 933      $47 823     $ 95 266    $ 87 382
  Gas                                        11 076        9 372       45 134      39 875
                                             54 009       57 195      140 400     127 257

Operating Expenses
  Electricity purchased from parent
    company for resale                       31 887       36 936       69 487      66 975
  Gas purchased                               5 125        4 156       24 123      21 716
  Other operation                             7 149        7 258       16 396      15 053
  Maintenance                                 1 186          984        2 352       2 137
  Depreciation                                2 967        2 871        5 874       5 646
  Income taxes                                1 246          873        6 757       3 961
  Taxes other than income taxes               1 035          971        2 106       1 979
                                             50 595       54 049      127 095     117 467

Operating Income                              3 414        3 146       13 305       9 790

Other Income and Expense - Net
  Allowance for equity funds used during
    construction                               -              67          (21)         56
  Income taxes                                   31          (34)          27         (38)
  Other - net                                  (424)          71         (643)         67
                                               (393)         104         (637)         85

Income Before Interest                        3 021        3 250       12 668       9 875

Interest
  Interest on long-term debt                    960        1 914        2 254       3 953
  Other interest                                159           54          266         219
  Allowance for borrowed funds used during
    construction                                (54)         (31)         (64)        (96)
                                              1 065        1 937        2 456       4 076

Net Income                                  $ 1 956      $ 1 313     $ 10 212    $  5 799

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF CASH FLOWS
(unaudited)


                                                                       Year to Date
                                                                         June 30
                                                                     1996          1995
                                                                       (in thousands)
Operating Activities
  Net income                                                       $ 10 212      $  5 799
  Items providing (using) cash currently
    Depreciation                                                      5 874         5 646
    Deferred income taxes and investment tax credits - net            6 782          (342)
    Allowance for equity funds used during construction                  21           (56)
    Regulatory assets - net                                              22            85
    Changes in current assets and current liabilities
      Accounts receivable, net of reserves on receivables sold       30 029         8 091
      Materials, supplies, and fuel                                    (301)        2 084
      Accounts payable                                              (24 344)        1 240
      Accrued taxes and interest                                        210         2 159
    Other items - net                                                  (302)        3 973
        Net cash provided by (used in) operating activities          28 203        28 679

Financing Activities
  Redemption of long-term debt                                      (26 863)      (15 734)
  Change in short-term debt                                           5 558        (1 000)
        Net cash provided by (used in) financing activities         (21 305)      (16 734)

Investing Activities
  Construction expenditures (less allowance for equity funds
    used during construction)                                        (7 960)       (9 768)
        Net cash provided by (used in) investing activities          (7 960)       (9 768)

Net increase (decrease) in cash and temporary cash investment        (1 062)        2 177

Cash and temporary cash investments at beginning of period            1 750         1 071

Cash and temporary cash investments at end of period               $    688      $  3 248

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                   THE UNION LIGHT, HEAT AND POWER COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1996

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the second quarter ended June 30, 1996, increased 17.4% as compared to the same period in 1995. Cooler than normal weather during the second quarter of 1996 and increases in the average number of customers led to higher gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers using transportation services provided by ULH&P. The increase in transportation volumes, which more than offset the decline in industrial sales, was primarily a result of growth in the chemicals and primary metals sectors.

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $4.9 million (10.2%) for the quarter ended June 30, 1996, from the comparable period of 1995. This decrease primarily reflects a lower average cost of electricity purchased. On July 3, 1996, the KPSC issued an order authorizing a decrease in electric rates of approximately $1.8 million annually to reflect a reduction in the cost of electricity purchased from CG&E, retroactive to July 3, 1995. In June 1996, ULH&P accrued the retroactive portion of this rate reduction.

Gas Operating Revenues

Gas operating revenues increased $1.7 million (18.2%) in the second quarter of 1996 when compared to the same period of last year. This increase was primarily a result of the previously discussed changes in gas sales volumes and an increase in the average cost per Mcf purchased.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, ULH&P's largest operating expense, decreased $5.0 million (13.7%) for the quarter ended June 30, 1996, as compared to the same period last year. This decrease reflects, in part, the aforementioned reduction in the cost of electricity purchased from CG&E.

Gas Purchased

Gas purchased for the quarter increased $1.0 million (23.3%) from the second quarter of last year reflecting an increase in the average cost per Mcf purchased and an increase in volumes purchased.

Maintenance

The $.2 million (20.5%) increase in maintenance expense for the second quarter of 1996, as compared to the same period of 1995, is primarily due to increased maintenance expenses associated with gas distribution facilities.

Taxes Other than Income Taxes

Taxes other than income taxes increased $.1 million (6.6%) for the second quarter of 1996, as compared to same period of 1995, primarily due to increased property taxes resulting from a greater investment in taxable property.

Other Income and Expenses - Net

Other - net

The change of $.5 million for other - net for the quarter ended June 30, 1996, as compared to the same period of 1995, is primarily attributable to expenses associated with the sales of accounts receivables.

Interest

Interest on Long-term Debt

Interest charges decreased $1.0 million (49.8%) for the three months ended June 30, 1996, from the same period of 1995, primarily due to the redemption of $25 million of long-term debt from January 1996 to May 1996.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1996

Kwh Sales

Kwh sales for the six months ended June 30, 1996, increased 12.6% when compared to the same period of 1995. This increase was due to higher kwh sales to all customer classes. Increased residential and commercial sales reflects colder weather during the first quarter of 1996, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the six months ended June 30, 1996, increased 15.8% as compared to the same period in 1995. Colder weather during the first quarter of 1996, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers led to increases in gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers using transportation services provided by ULH&P. The increase in transportation volumes, which more than offset the decline in industrial sales, was primarily a result of growth in the primary metals sector.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $7.9 million (9.0%) for the six months ended June 30, 1996, over the comparable period of 1995. This increase primarily reflects the previously discussed increase in kwh sales. Partially offsetting this increase is a lower average cost of electricity purchased due, in part, to the aforementioned reduction in the cost of electricity purchased from CG&E.

Gas Operating Revenues

Gas operating revenues increased $5.3 million (13.2%) for the first six months of 1996 when compared to the same period of last year. This increase was primarily a result of the previously discussed changes in gas sales volumes.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense increased $2.5 million (3.8%) for the first six months as compared to the same period last year. This increase is primarily attributable to higher kwh purchased. Partially offsetting this increase is the aforementioned reduction in the cost of electricity purchased from CG&E.

Gas Purchased

Gas purchased increased $2.4 million for the six months ended June 30, 1996, as compared to the prior year. This increase reflects higher volumes purchased which was slightly offset by a decline in the average cost per Mcf purchased.

Other Operation

The increase in other operation expenses of $1.3 million (8.9%) for the six months ended June 30, 1996, from the same period of 1995 is due to a number of factors, including higher administrative and general expenses and increased gas distribution expenses.

Maintenance

Maintenance expenses for the six months ended June 30, 1996, increased $.2 million (10.1%) when compared to the six months ended June 30, 1995. This increase was due, in large part, to higher expenses associated with gas distribution facilities.

Taxes Other than Income Taxes

Taxes other than income taxes increased $.1 million (6.4%) for the six months ended June 30, 1996, as compared to the same period of 1995, primarily as a result of a greater investment in taxable property.

Other Income and Expenses - Net

Other - net

The change of $.7 million for other - net for the six months ended June 30, 1996, as compared to the same period of 1995, is primarily attributable to expenses associated with the sales of accounts receivables.

Interest

Interest on Long-term Debt

Interest charges decreased $1.7 million (43.0%) for the six months ended June 30, 1996, from the same period of 1995, primarily due to the refinancing of $35 million during the period from June 1995 through September 1995 and the redemption of $25 million during the period from January 1996 to May 1996.

NOTES TO FINANCIAL STATEMENTS

Cinergy, CG&E, PSI, and ULH&P
1. These Financial Statements reflect all adjustments (which include only normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 1995 Form 10-K of the registrants. Certain amounts in the 1995 Financial Statements have been reclassified to conform to the 1996 presentation.

Cinergy, CG&E, PSI, and ULH&P
2. On May 1, 1996, ULH&P redeemed the entire $10 million principal amount of its 9 1/2% Series First Mortgage Bonds due December 1, 2008, at the redemption price of 104.35%.

      A portion of PSI's 7.44% Series Cumulative Preferred Stock (591,000 shares representing 15%), totaling $15 million, was reacquired by PSI at a per share price of $25.50 and $25.65 on May 23 and May 24, 1996, respectively.

Cinergy and PSI
3. As discussed in Cinergy's and PSI's 1995 Form 10-K, RUS requested a rehearing on the affirmation by the Seventh Circuit Court of Appeals of WVPA's plan of reorganization which has been approved by the United States Bankruptcy Court for the Southern District of Indiana and upheld by the United States District Court for the Southern District of Indiana.
 In April 1996, the Seventh Circuit Court of Appeals denied RUS' request for rehearing. RUS' remaining option is to appeal this decision to the United States Supreme Court. RUS has until August 30, 1996, to file any appeal. PSI cannot predict whether RUS will appeal this decision and if appealed, the outcome of such appeal.

Cinergy, CG&E, PSI, and ULH&P
4. In March 1995, the FASB issued Statement 121, which became effective in January 1996 for Cinergy and its subsidiaries. Statement 121, which addresses the identification and measurement of asset impairments for all enterprises, is particularly relevant for electric utilities as a result of the potential for deregulation of the generation segment of the business. Statement 121 requires recognition of impairment losses on long-lived assets when book values exceed expected future cash flows.
Based on the regulatory environment in which Cinergy's utility subsidiaries currently operate, compliance with the provisions of Statement 121 has not had nor is it expected to have an adverse effect on their financial condition or results of operations. However, this conclusion may change in the future as competitive pressures and potential restructuring influence the electric utility industry.

Cinergy and CG&E
5. In July 1996, Cinergy and CG&E filed an application with the SEC under the PUHCA seeking approval for Cinergy's proposed offer to purchase for cash any and all outstanding shares of preferred stock of CG&E. The application also requests, among other things, authority for the Board of Directors of CG&E to solicit proxies, concurrently with Cinergy's tender offer, for use at a planned special meeting of shareholders of CG&E to be held in September 1996. The special meeting would be held to consider an amendment to CG&E's Articles which would remove a provision of the Articles that limits CG&E's ability to issue unsecured debt, including short-term debt. In addition, CG&E has filed its preliminary proxy materials with the SEC pursuant to the Securities Exchange Act of 1934. Cinergy's proposed offer is conditioned upon, among other things, the proposed Articles amendment being approved and adopted at the special meeting. In addition, preferred shareholders would have the right to vote for the proposed amendment regardless of whether they tender their shares. If the proposed amendment is approved and adopted, CG&E would make a special cash payment to each preferred shareholder who voted in favor of the proposed amendment, provided that such shares are not tendered pursuant to Cinergy's offer. Those preferred shareholders who validly tender their shares would be entitled only to the indicated purchase price per share plus an amount in cash equivalent to accrued and unpaid dividends to the date of payment.

At this time, Cinergy and CG&E cannot predict what action the SEC may take with respect to the proposed tender offer and proxy solicitation.

Cinergy, CG&E, PSI, and ULH&P
6. In January 1996, Cinergy announced a voluntary workforce reduction program for non-union employees. Under the program, 419 non-union employees elected to terminate their employment with Cinergy resulting in a pre-tax cost of approximately $38.2 million (allocated $19.1 million each to CG&E and PSI). Cinergy has classified these costs as costs to achieve merger savings which, consistent with the merger savings sharing mechanisms previously approved by regulators, has resulted in approximately $14.6 million (pretax) being charged to earnings in the second quarter of 1996 representing the portion allocable to Ohio electric jurisdictional customers. The remaining costs have been deferred for future recovery through rates as an offset against merger savings. A significant portion of these benefits are eligible for funding from qualified retirement plan assets.

      As a part of the labor agreement reached between PSI and IBEW Local No. 1393, effective May 24, 1996, union employees agreed to participate in a voluntary workforce reduction program similar to the program offered to non-union employees. There are 235 PSI union employees who meet certain age and service requirements and are eligible for enhanced retirement benefits under this program. Eligible employees who do not meet age and service requirements will receive severance benefits upon resignation from their employment. Program costs will not be known until after the participation election period ends September 16, 1996. Cinergy intends to classify the costs of the PSI union program as costs to achieve merger savings and as a result these costs will be deferred for future recovery through rates as an offset against merger savings. A significant portion of these benefits will be eligible for funding from qualified retirement plan assets. Cinergy is continuing to discuss the offer of a similar voluntary workforce reduction program with CG&E's unions.

Cinergy and PSI
7. As discussed in Cinergy's and PSI's 1995 Form 10-K, PSI currently has pending before the IURC a retail rate increase request of 10.3% ($102.9 million annually). An order in the rate proceeding is anticipated by the end of August 1996. Cinergy cannot predict what action the IURC may take with respect to this proposed rate increase.

Cinergy and CG&E
8. On July 12, 1996, the Staff of the PUCO issued its Report of Investigation on CG&E's gas rate increase request of 7.8% ($26.7 million annually) filed in January 1996. The increase is being requested, in part, to recover capital investments made since CG&E's last gas rate increase in 1993. The Staff recommended that CG&E receive an annual increase in gas revenues ranging from $3.5 million to $6.3 million. The differences between the Staff's recommendation and CG&E's request are primarily attributable to a decrease in working capital allowance, a lower rate of return and a reduction in operating expenses. Cinergy cannot predict what action the PUCO may take with respect to this proposed rate increase.

Cinergy
9. During the second quarter of 1996, Avon Energy, a 50/50 joint venture between Cinergy and GPU, began to acquire all of the outstanding common stock of Midlands. The total consideration to be paid by Avon Energy is estimated to be approximately $2.6 billion. The funds for the acquisition will be obtained from Cinergy's and GPU's investment in Avon Energy of $500 million each, with the remainder being obtained by Avon Energy through the issuance of non-recourse debt. Cinergy will use debt to fund its entire investment in Avon Energy, which will be accounted for under the equity method of accounting. Based on a preliminary allocation of the purchase price, Avon Energy will record goodwill of approximately $1.7 billion in connection with this acquisition.

The pro forma financial information presented below assumes Midlands was acquired on the first day of each respective period. The pro forma adjustments include recognition of equity in the estimated earnings of Avon Energy, an adjustment for interest expense on debt associated with Cinergy's investment in Avon Energy, and related income taxes. The estimated earnings of Avon Energy include the historical earnings of Midlands adjusted for the estimated effect of purchase accounting (including the amortization of goodwill) and conversion to United States generally accepted accounting principles, interest expense on debt issued by Avon Energy associated with the acquisition, and related income taxes.
 Cinergy's equity in the resulting earnings is 50%, the same as its ownership share of Avon Energy.

Sales of electricity are affected by seasonal weather patterns, and therefore the results of Avon Energy/Midlands will not be distributed evenly during the year. (All dollar amounts have been converted using the average exchange rates for the quarter, six month, and twelve month period of $1.540/, $1.543/, and $1.576/, respectively.)



                             Quarter Ended      Six Months Ended     Twelve Months Ended
                             June 30, 1996        June 30, 1996         June 30, 1996
                            Net    Earnings      Net     Earnings      Net      Earnings
                          Income   Per Share   Income   Per Share    Income    Per Share
                        (millions)           (millions)            (millions)
                                                  (unaudited)
Cinergy                    $56       $.35       $166      $1.05       $352        $2.23
Pro forma adjustments:
  Equity in Earnings
    of Avon Energy           5                    34                    82
  Interest expense          (9)                  (18)                  (33)
  Income taxes              (1)                   (6)                  (18)

Pro forma result           $51       $.33       $176      $1.12       $383        $2.43

  * Based on the average number of common shares outstanding for the period.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Recent Developments

Cinergy
Joint Venture In May 1996, Cinergy, GPU, and Midlands announced the terms of a recommended cash offer for Midlands to be made by Avon Energy. Midlands, one of 12 regional electric companies in the United Kingdom, is headquartered in Birmingham, England. Midlands' principal business is the distribution of electricity to approximately 2.2 million customers. For further information, reference is made to Cinergy's Current Reports on Form 8-K dated May 7, 1996, and June 6, 1996, as amended. Cinergy and GPU each own 50% of Avon Energy. Avon Energy commenced the offer to acquire all of the shares of Midlands on the terms and subject to conditions set out in an offering document. On June 6, 1996, Cinergy and GPU announced that Avon Energy declared the cash offer wholly unconditional in all respects and thereby is committed to purchase all outstanding shares of Midlands. As of August 13, 1996, Avon Energy owns 381.3 million of Midlands' shares, representing approximately 97.1% of the issued share capital of Midlands. The remaining shares are expected to be acquired during the third quarter of 1996. The total acquisition cost of Midlands is expected to be approximately (Pound Sterling) 1.7 billion (or approximately $2.6 billion - U.S.).

See Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information" for pro forma financial information relating to the acquisition of Midlands.

Cinergy, CG&E, PSI, and ULH&P
Securities Ratings Following the announcement of the potential acquisition of Midlands, major credit rating agencies, D&P, Fitch, and S&P, affirmed the current ratings of Cinergy's operating subsidiaries, after their consideration of the effects of the potential acquisition. The other major credit rating agency, Moody's, placed the credit ratings of Cinergy's operating subsidiaries, CG&E, PSI, and ULH&P, under review for possible downgrade. Moody's indicated that its review will focus on the likelihood of the transaction being completed and will assess the operating strategies of the combined companies and the anticipated benefits of the transaction. It will also focus on the financial impact the transaction will have on Cinergy and its operating subsidiaries, including the credit implications. Cinergy cannot predict the outcome of this review.

Cinergy, CG&E, PSI, and ULH&P
Competitive Pressures As discussed in the 1995 Form 10-K, the primary factor influencing the future profitability of Cinergy is the changing competitive environment for energy services, including the impact of emerging technologies, and the related commoditization of electric power markets. Changes in the industry include increased competition in wholesale power markets and ongoing pressure for "customer choice" by large industrial customers, and ultimately, by all retail customers. Cinergy supports increased competition in the electric utility industry and has chosen to take a leadership role in state and Federal debates on industry reform.

As the electric utility industry moves toward a competitive environment, Cinergy is reassessing its corporate structure, including the issue of whether to remain vertically integrated. As a first step toward "unbundling" the business for a competitive environment, Cinergy announced its intention to reorganize into strategic business units. This functional reorganization will separate Cinergy's utility businesses into an energy services business unit, an energy delivery business unit, and an energy commodities business unit.
The design of these new organizations is expected to be completed by the end of the year. Cinergy continues to analyze what benefits, if any, may exist in the future for its various stakeholders of separating the business units into different corporations.

Cinergy and PSI
Contract Negotiations As previously reported, the Labor Agreement between PSI and IBEW Local No. 1393 was scheduled to expire May 1, 1996. On May 24, 1996, union members ratified a new labor agreement effective May 24, 1996, and expiring April 30, 1999.

Regulatory Matters

Cinergy, CG&E, PSI, and ULH&P
FERC Orders 888 and 889 In April 1996, the FERC issued final orders relating to its previously issued mega-NOPR (FERC Orders 888 and 889). The unanimously-passed final rules, contain essentially the same provisions as the mega-NOPR. Additionally, the FERC concurrently issued a related NOPR which establishes a new system for utilities to use in reserving capacity on their own and others' transmission lines. Cinergy is currently evaluating its position with respect to the related NOPR and the potential effects upon the Company if adopted.

The final rules provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the filed tariffs for their own bulk power transactions, establish an electronic bulletin board for transmission availability and pricing information, and establish a contract-based approach to recovering any potential stranded costs as a result of customer choice at the wholesale level. The FERC expects the rules to "accelerate competition and bring lower prices and more choices to energy customers". The final rules became effective on July 9, 1996. CG&E, PSI, and ULH&P have made compliance filings with the FERC and are now operating under open access/comparability tariffs.

Cinergy and CG&E
Legislation On June 18, 1996, House Bill 476 (HB 476) was signed into law by the Governor of Ohio. HB 476 addresses regulatory reform of the natural gas industry at the state level and thus is an extension of Order 636 for local distribution companies. The Ohio law, among other things, provides that natural gas commodity sales services may be exempted from PUCO regulation and that the PUCO allow alternative ratemaking methodologies in connection with other regulated services. The PUCO has initiated a rulemaking proceeding to promulgate administrative rules necessary to implement the law.

Cinergy and PSI
PSI's Retail Rate Proceeding See Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy and CG&E
CG&E's Gas Rate Proceeding See Note 8 of the "Notes to Financial Statements" in "Part I. Financial Information."

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P
New Accounting Standard See Note 4 of the "Notes to Financial Statements" in "Part I. Financial Information."

CAPITAL REQUIREMENTS

Cinergy and CG&E
Proposed Proxy Solicitation See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information."

Other Commitments

Cinergy and PSI
WVPA Litigation See Note 3 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, PSI, and ULH&P
1996 Voluntary Workforce Reduction Program See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

CAPITAL RESOURCES

Cinergy, CG&E, PSI, and ULH&P
Long-term Debt and Preferred Stock For information regarding recent securities redemptions, see Note 2 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt The operating subsidiary companies of Cinergy have the following short-term debt authorizations and lines of credit:

                                                Committed           Unused
                              Authorized          Lines__            Lines
                                              (in millions)

    Cinergy & Subsidiaries       $838              $281              $202
    CG&E                          400                80                80
    PSI                           400               200               121
    ULH&P                          35                -                 -

Additionally, in connection with the tender offer to purchase Midlands, Cinergy has established a $600 million credit facility, which expires in May 2001, of which $462 million remained unused as of August 12, 1996. This new credit facility was established, in part, to fund the acquisition of Midlands through Avon Energy ($500 million has been designated for this purpose) with the remaining portion available for general corporate purposes. The prior $100 million credit facility, which would have expired in September 1997, has been terminated.

In addition, M.E. Holdings, entered into a $40 million non-recourse credit agreement which will also be used to fund the acquisition of Midlands. Cinergy expects to borrow approximately $500 million under the two agreements to fund its equity investment in Avon Energy.

Cinergy, CG&E, PSI, and ULH&P
Sales of Accounts Receivables As discussed in each registrant's 1995 Form 10-K, in January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivables. Under the agreement, the companies have the authority to sell up to an aggregate maximum of $350 million of which $257 million has been sold as of July 31, 1996.

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
Reference is made to "ITEM 1. FINANCIAL STATEMENTS" in "PART I. FINANCIAL INFORMATION."

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI
Merger Litigation In August 1995, AEP filed a petition in the United States Court of Appeals for the District of Columbia Circuit for review of the FERC's Merger Order. AEP has objected to the Merger Order alleging that the post-merger operations of Cinergy would require the use of AEP's transmission facilities on a continuous basis without compensation. AEP contends that the FERC, in issuing the Merger Order, did not adequately evaluate the impact on AEP or whether the need to use AEP's transmission facilities would interfere with Cinergy achieving merger benefits. In addition, AEP claims that the FERC failed to evaluate the extent to which the merged facilities' operations would be consistent with the integrated public utility concept of the PUHCA. CG&E and PSI have intervened in this action and have filed a Motion to Dismiss, which Motion was denied on July 17, 1996. At this time, Cinergy, CG&E, and PSI cannot predict the outcome of the appeal.

Additionally, see Notes 3, 7, and 8 of the "Notes to Financial Statements" in "Part I. Financial Information."


ITEM 5.  OTHER INFORMATION

Cinergy
On June 25, 1996, Power International sold its ownership interest in Bruwabel and its subsidiaries, including Power Development s.r.o. which owns the Vytopna Kromeriz Heating Plant. Power International (formerly Enertech Associates International, Inc.) had acquired Bruwabel and its subsidiaries in July 1994 for the purpose of pursuing design, engineering, and development work involving energy privatization projects, primarily in the Czech Republic.

Cinergy, CG&E, and ULH&P
KO Transmission acquired a 32.67% interest in a 90-mile interstate natural gas pipeline and began flowing gas June 1, 1996, from southeast Kentucky northward to the service territories of CG&E and ULH&P.

Cinergy, CG&E, PSI, and ULH&P
Additionally, refer to the "Recent Developments" and "Regulatory Matters" sections in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" for information concerning contract negotiations between PSI and IBEW Local No. 1393, Cinergy's Joint Venture, the status of the CG&E and PSI retail rate proceedings, and the Company's functional restructuring.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

       Exhibit
     Designation                        Nature of Exhibit

Cinergy
         10-a Amendment to Cinergy's Employee Stock Purchase and Savings Plan, adopted April 26, 1996.

Cinergy, CG&E, PSI, and ULH&P
         27              Financial Data Schedules (included in
                         electronic submission only).

Cinergy
  (b) The following reports on Form 8-K were filed during the quarter or prior to the filing of this Form 10-Q for the quarter ended June 30, 1996:

  Date of Report                            Item Filed___________________

   May 7, 1996           Item 5.  Other Events (Announcement of the offer
                         to acquire Midlands.)

   June 6, 1996          Item 2.  Acquisition or Disposition of Assets
                         (Announcement of the cash offer to purchase
                         Midlands as wholly unconditional.)

   June 6, 1996          Item 7.  Financial Statements and Exhibits
                         (Amendment to the June 6, 1996, Form 8-K filing -
                         Financial Statements of Midlands for the most recent fiscal year and pro forma financial information of Cinergy for the acquisition of Midlands by Avon Energy.)

	SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy, CG&E, PSI, and ULH&P believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy, CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include only normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

 CINERGY CORP.
                                      THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants




Date:  August 12, 1996                             J. Wayne Leonard  _________
                                                Duly Authorized Officer


Date:  August 12, 1996                             Charles J. Winger        __
                                               Chief Accounting Officer