Form 10-Q
period 1996-09-30
CINCINNATI GAS & ELECTRIC CO
filed 1996-11-13
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549


 FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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

As of October 31, 1996, shares of Common Stock outstanding for each registrant were as listed:

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

PART II.  OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .
  4    Submission of Matters to a Vote of Security Holders . .
  5    Other Information . . . . . . . . . . . . . . . . . . .
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .
       Signatures. . . . . . . . . . . . . . . . . . . . . . .

GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION_________________________

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

Bankruptcy Court  United States Bankruptcy Court for the Southern District of
                    Indiana

Bruwabel          Beheer-En Belegginsmaatschappij Bruwabel B.V., a subsidiary of Power International

CAC               Citizens Action Coalition of Indiana, Inc.

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

Cinergy or        Cinergy Corp.
  Company

Cinergy U.K.      Formerly M.E. Holdings, Inc., (a subsidiary of Investments)
                    which holds Cinergy's 50% investment in Avon Energy

Clean Coal        A joint arrangement by PSI and Destec Energy, Inc. for a
  Project 262-mw clean coal power generating facility located at Wabash River Generating Station, which was placed in service in November 1995

CWIP              Construction work in progress

D&P               Duff & Phelps Credit Rating Co.

DSM               Demand-side management

Eagle             Eagle Coal Company

Exxon             Exxon Coal and Minerals Company

FASB              Financial Accounting Standards Board

February 1995     An IURC order issued in February 1995
  Order

FERC              Federal Energy Regulatory Commission

FERC Order 888    FERC order which promotes wholesale competition through
                    open access non-discriminatory transmission services by public utilities and recovery of stranded costs by public utilities and transmitting utilities

FERC Order 889    FERC order which provides for open access same-time
                    information system

    TERM                                   DEFINITION_________________________

Fitch             Fitch Investors Service, Inc.

Gibson            Gibson Generating Station

GPU               General Public Utilities Corporation

IBEW              International Brotherhood of Electrical Workers

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

IURC              Indiana Utility Regulatory Commission

IUU               Independent Utilities Union

KO Transmission   KO Transmission Company, a subsidiary of CG&E

KPSC              Kentucky Public Service Commission

kwh               Kilowatt-hour

May 1992 Order    A PUCO order issued in May 1992

Mcf               Thousand cubic feet

Mega-NOPR         FERC's notice of proposed rulemaking which resulted in FERC
                    Order 888 and 889

Merger Costs      Merger transaction costs and costs to achieve merger savings

Merger Order      The FERC's order approving the merger of CG&E and Resources to form Cinergy

Miami Fort        Miami Fort Generating Station

Midlands          Midlands Electricity plc

Money Pool        Cinergy system companies with surplus short-term funds,
                    whether from internal or external sources, provide short-term loans to other system companies at rates that reflect
                    (1) the actual costs of the external borrowing and/or (2) the costs of the internal funds which are set at the 30-day Federal Reserve "AA" industrial commercial paper composite rate.

Moody's           Moody's Investors Service

mw                Megawatt

NOPR              A FERC Notice of Proposed Rulemaking

Order 636         FERC order regarding gas purchases and transportation

Power
  International   Power International, Inc., a subsidiary of Investments

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PSI Recycling     PSI Recycling, Inc. (a subsidiary of Investments)

PUCO              Public Utilities Commission of Ohio

    TERM                                   DEFINITION_________________________

PUHCA             Public Utility Holding Company Act of 1935

RUS               Rural Utilities Service, previously called the Rural
                    Electrification Administration

S&P               Standard & Poor's

SEC               Securities and Exchange Commission

September 1996    An IURC order issued in September 1996
  Order

Statement 121     Statement of Financial Accounting Standards No. 121,
                    "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", issued in March 1995 by the FASB, is a new accounting standard requiring impairment losses on long-lived assets to be recognized when an asset's book value exceeds its expected future cash flows

UCC               The Indiana Office of the Utility Consumer Counselor

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

USWA              United Steelworkers of America

Woodsdale         Woodsdale Generating Station

WVPA              Wabash Valley Power Association, Inc.

Zimmer            William H. Zimmer Generating Station

CINERGY CORP.
AND SUBSIDIARY COMPANIES

CINERGY CORP.
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
                                              September 30        December 31
                                                  1996               1995
                                                   (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                   $8 741 872          $8 617 695
    Gas                                           699 566             680 339
    Common                                        185 339             184 694
                                                9 626 777           9 482 728
  Accumulated depreciation                      3 537 840           3 367 432
                                                6 088 937           6 115 296

  Construction work in progress                   164 553             135 852
        Total utility plant                     6 253 490           6 251 148

Current Assets
  Cash and temporary cash investments              28 622              35 052
  Restricted deposits                               1 720               2 336
  Accounts receivable less accumulated
    provision for doubtful accounts of
    $12,415 at September 30, 1996, and
    $10,360 at December 31, 1995                  105 568             371 150
  Materials, supplies, and fuel - at average
    cost
      Fuel for use in electric production          81 654             122 409
      Gas stored for current use                   37 215              21 493
      Other materials and supplies                 86 584              85 076
  Property taxes applicable to subsequent year     29 206             116 822
  Prepayments and other                            26 299              32 347
                                                  396 868             786 685

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes     380 519             423 493
    Post-in-service carrying costs and
      deferred operating expenses                 188 370             187 190
    Phase-in deferred return and depreciation      96 469             100 388
    Coal contract buyout costs                    137 686                -
    Deferred DSM costs                            134 832             129 400
    Deferred merger costs                          96 339              56 824
    Unamortized costs of reacquiring debt          71 921              73 904
    Other                                          95 393              74 911
  Investment in Avon Energy                       512 747                -
  Other                                           233 927             136 121
                                                1 948 203           1 182 231

                                               $8 598 561          $8 220 064

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

CAPITALIZATION AND LIABILITIES

                                              September 30        December 31
                                                  1996                1995
                                                   (dollars in thousands)

Common Stock Equity
  Common stock - $.01 par value; authorized
    shares - 600,000,000; outstanding shares
    - 157,679,129 at September 30, 1996, and
    157,670,141 at December 31, 1995           $    1 577          $    1 577
  Paid-in capital                               1 592 393           1 597 050
  Retained earnings                               993 039             950 216
  Cumulative foreign currency translation
    adjustment                                       (584)               -___
      Total common stock equity                 2 586 425           2 548 843

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption             194 235             227 897
  Subject to mandatory redemption                    -                160 000

Long-term Debt                                  2 383 827           2 530 766
      Total capitalization                      5 164 487           5 467 506

Current Liabilities
  Long-term debt due within one year              140 400             201 900
  Notes payable                                   817 454             165 800
  Accounts payable                                262 180             268 139
  Litigation settlement                            80 000              80 000
  Accrued taxes                                   227 728             317 185
  Accrued interest                                 46 269              55 995
  Other                                            60 082              57 202
                                                1 634 113           1 146 221

Other Liabilities
  Deferred income taxes                         1 120 145           1 120 900
  Unamortized investment tax credits              177 959             185 726
  Accrued pension and other postretirement
    benefit costs                                 205 112             171 771
  Other                                           296 745             127 940
                                                1 799 961           1 606 337

                                               $8 598 561          $8 220 064

CINERGY CORP.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                            Quarter Ended              Year to
Date              Twelve Months Ended
                                            September 30
September 30                  September 30
                                          1996        1995           1996
1995            1996         1995
                                                          (in thousands,
except per share amounts)

Operating Revenues
  Electric                            $  724 917   $  731 903     $2 060 471
$1 973 393      $2 699 657   $2 550 913
  Gas                                     40 787       33 591        306 062
265 777         451 137      376 978
                                         765 704      765 494      2 366 533
2 239 170       3 150 794    2 927 891

Operating Expenses
  Fuel used in electric production       184 093      190 445        539 350
545 548         710 556      718 907
  Gas purchased                           17 133       13 155        150 313
130 235         226 328      189 469
  Purchased and exchanged power           37 020       15 685         95 443
32 992         110 083       39 346
  Other operation                        129 009      131 453        423 769
371 983         572 376      550 039
  Maintenance                             45 903       39 851        137 709
127 834         192 055      184 931
  Depreciation                            70 811       68 680        211 603
210 351         281 011      286 304
  Amortization of phase-in deferrals       3 399        3 409         10 198
5 682          13 607        5 682
  Post-in-service deferred operating
    expenses - net                          (930)         (71)        (2 637)
(2 140)         (2 997)      (3 500)
  Income taxes                            65 456       69 952        172 459
173 170         220 718      191 224
  Taxes other than income taxes           63 549       64 380        196 095
192 066         259 562      251 241
                                         615 443      596 939      1 934 302
1 787 721       2 583 299    2 413 643

Operating Income                         150 261      168 555        432 231
451 449         567 495      514 248

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                      358       (1 159)         1 206
726           2 444          153
  Post-in-service carrying costs             391          602          1 228
3 183           1 231        6 205
  Phase-in deferred return                 2 093        2 135          6 279
6 403           8 413        8 349
  Income taxes                             2 677        2 366          7 963
5 950           9 371       10 425
  Other - net                              4 117          707         (6 815)
(2 224)         (7 642)     (21 306)
                                           9 636        4 651          9 861
14 038          13 817        3 826

Income Before Interest and Other
  Charges                                159 897      173 206        442 092
465 487         581 312      518 074

Interest and Other Charges
  Interest on long-term debt              46 522       54 154        143 678
160 654         196 935      215 645
  Other interest                          10 305        5 392         18 497
16 520          22 803       22 989
  Allowance for borrowed funds used
    during construction                   (1 455)      (2 027)        (4 235)
(6 324)         (5 976)      (9 191)
  Preferred dividend requirements of
    subsidiaries                           6 495        6 770         19 941
24 084          26 710       32 742
                                          61 867       64 289        177 881
194 934         240 472      262 185

Net Income                            $   98 030   $  108 917     $  264 211
$  270 553      $  340 840   $  255 889

Costs of reacquisition of preferred
  stock of subsidiary (Note 6)           (18 175)        -           (18 175)
-            (18 175)        -___

Net Income Applicable to Common Stock $   79 855   $  108 917     $  246 036
$  270 553      $  322 665   $  255 889

Average Common Shares Outstanding        157 679      156 945        157 678
156 324         157 633      154 797

Earnings Per Common Share
Net Income                                $  .63         $.69         $ 1.68
$1.73          $ 2.17        $1.62

Costs of reacquisition of preferred
  stock of subsidiary (Note 6)              (.12)         -             (.12)
-              (.12)         -__

Net Income Applicable to Common Stock     $  .51         $.69         $ 1.56
$1.73          $ 2.05        $1.62

Dividends Declared Per Common Share       $  .43         $.43         $ 1.29
$1.29          $ 1.72        $1.65

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
(unaudited)


Cumulative

Foreign

Currency
                                             Common      Paid-in
Retained      Translation       Total Common
                                              Stock      Capital
Earnings       Adjustment       Stock Equity
                                                                  (dollars in
thousands)
Quarter Ended September 30, 1996
Balance July 1, 1996                         $1 577    $1 594 920      $ 981
003         $(567)          $2 576 933
Net income                                                                98
030                             98 030
Dividends on common stock (see page 9 for
  per share amounts)                                                     (67
802)                           (67 802)
Translation adjustments
(17)                 (17)
Costs of reacquisition of preferred stock
  of subsidiary (Note 6)                                                 (18
175)                           (18 175)
Other                                        ______        (2 527)
(17)        _____               (2 544)
Balance September 30, 1996                   $1 577    $1 592 393      $ 993
039         $(584)          $2 586 425

Quarter Ended September 30, 1995
Balance July 1, 1995                         $1 566    $1 570 873      $ 900
094         $               $2 472 533
Net income                                                               108
917                            108 917
Issuance of 572,455 shares of common
  stock - net                                     6        14 597
14 603
Common stock issuance expenses                                 (2)
(2)
Dividends on common stock (see page 9 for
  per share amounts)                                                     (67
359)                           (67 359)
Other                                                           2
_________         _____                    2
Balance September 30, 1995                   $1 572    $1 585 470      $ 941
652         $               $2 528 694

Nine Months Ended September 30, 1996
Balance January 1, 1996                      $1 577    $1 597 050      $ 950
216         $               $2 548 843
Net income                                                               264
211                            264 211
Issuance of 8,988 shares of common
  stock - net                                                 311
311
Dividends on common stock (see page 9 for
  per share amounts)                                                    (203
402)                          (203 402)
Translation adjustments
(584)                (584)
Costs of reacquisition of preferred stock
  of subsidiary (Note 6)                                                 (18
175)                           (18 175)
Other                                        ______        (4 968)
189         _____               (4 779)
Balance September 30, 1996                   $1 577    $1 592 393      $ 993
039         $(584)          $2 586 425

Nine Months Ended September 30, 1995

Balance January 1, 1995                      $1 552    $1 535 658      $ 877
061         $               $2 414 271
Net income                                                               270
553                            270 553
Issuance of 1,941,748 shares of common
  stock - net                                    20        48 734
48 754
Common stock issuance expenses                               (191)
(191)
Dividends on common stock (see page 9 for
  per share amounts)                                                    (201
251)                          (201 251)
Other                                        ______         1 269         (4
711)        _____               (3 442)
Balance September 30, 1995                   $1 572    $1 585 470      $ 941
652         $               $2 528 694

Twelve Months Ended September 30, 1996
Balance October 1, 1995                      $1 572    $1 585 470      $ 941
652         $               $2 528 694
Net income                                                               340
840                            340 840
Issuance of 539,343 shares of common
  stock - net                                     5        11 920
11 925
Common stock issuance expenses                                (38)
(38)
Dividends on common stock (see page 9 for
  per share amounts)                                                    (271
002)                          (271 002)
Translation adjustments
(584)                (584)
Costs of reacquisition of preferred stock
  of subsidiary (Note 6)                                                 (18
175)                           (18 175)
Other                                        ______        (4 959)
(276)        _____               (5 235)
Balance September 30, 1996                   $1 577    $1 592 393      $ 993
039         $(584)          $2 586 425

Twelve Months Ended September 30, 1995
Balance October 1, 1994                      $1 473    $1 359 477      $ 945
679         $               $2 306 629
Net income                                                               255
889                            255 889
Issuance of 9,705,354 shares of common
  stock - net                                    99       230 000
230 099
Common stock issuance expenses                             (5 298)
(5 298)
Dividends on common stock (see page 9 for
  per share amounts)                                                    (255
637)                          (255 637)
Other                                                       1 291         (4
279)        _____               (2 988)
Balance September 30, 1995                   $1 572    $1 585 470      $ 941
652         $               $2 528 694

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                               Year to Date          Twelve
Months Ended
                                               September 30
September 30
                                             1996        1995         1996
1995
                                                          (in thousands)
Operating Activities
  Net income                              $ 264 211    $ 270 553   $ 340 840
$ 255 889
  Items providing (using) cash currently
    Depreciation                            211 603      210 351     281 011
286 304
    Deferred income taxes and investment
      tax credits - net                      34 061       27 836      34 636
28 590
    Allowance for equity funds used
      during construction                    (1 206)        (726)     (2 444)
(153)
    Regulatory assets - net                 (27 444)         (55)    (26 363)
(13 294)
    Changes in current assets and
      current liabilities
        Restricted deposits                    (357)           8      (1 400)
8 633
        Accounts receivable, net of
          reserves on receivables sold      227 237       32 034     123 562
(1 880)
        Materials, supplies, and fuel        23 525       26 217      48 522
22 677
        Accounts payable                     (5 959)     (93 413)     89 126
(28 370)
        Accrued taxes and interest           (8 734)      28 223      19 678
56 040
    Other items - net                       (43 003)     (15 531)    (15 336)
(976)
        Net cash provided by (used in)
          operating activities              673 934      485 497     891 832
613 460

Financing Activities
  Issuance of common stock                      311       48 563      11 887
224 801
  Issuance of long-term debt                   -         344 280        -
344 280
  Funds on deposit from issuance of
    long-term debt                              973      (75 316)     86 276
(68 630)
  Retirement of preferred stock of
    subsidiaries                           (209 559)     (93 458)   (209 567)
(93 474)
  Redemption of long-term debt             (207 583)    (298 553)   (307 863)
(298 988)
  Change in short-term debt                 651 654       55 100     533 454
(41 514)
  Dividends on common stock                (203 402)    (201 251)   (271 002)
(255 637)
        Net cash provided by (used in)
          financing activities               32 394     (220 635)   (156 815)
(189 162)

Investing Activities
  Construction expenditures (less
    allowance for equity funds used
    during construction)                   (203 977)    (231 943)   (296 939)
(386 233)
  Deferred DSM costs - net                   (5 432)     (17 356)    (13 349)
(34 697)
  Investment in Avon Energy                (503 349)        -       (503 349)
-
  Equity investment in Argentine
    utility                                    -            -         19 799
(32)
        Net cash provided by (used in)
          investing activities             (712 758)    (249 299)   (793 838)
(420 962)

Net increase (decrease) in cash and
  temporary cash investments                 (6 430)      15 563     (58 821)
3 336

Cash and temporary cash investments at
  beginning of period                        35 052       71 880      87 443
84 107

Cash and temporary cash investments at
  end of period                           $  28 622    $  87 443   $  28 622
$  87 443

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter, nine months, and twelve months ended September 30, 1996. For information concerning the results of operations for each of the other registrants for the same quarter and nine months ended, see the discussion under the heading RESULTS OF OPERATIONS following the financial statements of each company.

RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996

Kwh Sales

Kwh sales increased 2.2% for the quarter ended September 30, 1996, from the comparable period of last year primarily reflecting increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Also, increased industrial sales primarily reflected growth in the primary metals sector. These increases were partially offset by a return to more normal weather for the third quarter of 1996, resulting in decreased residential and commercial sales.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the third quarter of 1996 increased 13.2% as compared to the same period in 1995. Increased residential and commercial gas sales reflected, in part, increases in the average number of customers. Higher gas transportation volumes reflected the continuing trend of industrial customers purchasing gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes mainly reflects demand for gas transportation services in the primary metals sector.

Operating Revenues

Electric Operating Revenues

Electric operating revenues for the quarter ended September 30, 1996, decreased $7 million (1.0%) as compared to the same period last year primarily as a result of the decreased residential and commercial kwh sales previously discussed. This decrease was almost wholly offset by increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale as previously discussed.

An analysis of electric operating revenues is shown below:

                                                              Quarter
                                                         Ended September 30
                                                           (in millions)

Electric operating revenues - September 30, 1995               $732
Increase (Decrease) due to change in:
  Price per kwh
    Sales for resale
      Firm power obligations                                     (3)
      Non-firm power transactions                                (1)
  Total change in price per kwh                                  (4)

  Kwh sales
    Retail                                                      (19)
    Sales for resale
      Firm power obligations                                     (2)
      Non-firm power transactions                                17
  Total change in kwh sales                                      (4)

  Other                                                           1

Electric operating revenues - September 30, 1996               $725

Gas Operating Revenues

Gas operating revenues increased $7 million (21.4%) in the third quarter of 1996, when compared to the same period last year. This increase was primarily a result of the operation of fuel adjustment clauses reflecting a higher average cost of gas purchased and the previously discussed changes in gas sales and transportation volumes.

Operating Expenses

Gas Purchased

Gas purchased for the quarter ended September 30, 1996, increased $4 million (30.2%) when compared to the same period last year reflecting a higher average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $21 million for the quarter ended September 30, 1996, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing operations.

Maintenance

The $6 million (15.2%) increase in maintenance expenses for the third quarter of 1996 as compared to the same period of 1995 is primarily due to increased maintenance on CG&E's electric production and transmission facilities.

Other Income and Expenses - Net

Other - net

Other - net increased $3 million for the three months ended September 30, 1996, from the same period of 1995 primarily due to Cinergy's equity in earnings of Avon Energy. The effects of expenses associated with CG&E's and ULH&P's sales of accounts receivables in 1996 and interest received in 1995 associated with a refund of an overpayment of Federal income taxes related to prior years partially offset this increase.

Interest and Other Charges

Interest on Long-term Debt

Interest charges on long-term debt decreased $8 million (14.1%) for the three months ended September 30, 1996, from the same period of 1995 primarily due to the redemption of $161.5 million of long-term debt by CG&E and ULH&P during the period from January 1996 through May 1996 and the redemption of $110 million by PSI during the period from August 1995 through July 1996.

Other Interest

Other interest increased $5 million (91.1%) for the third quarter of 1996, as compared to the same period last year, primarily reflecting increased interest expense on short-term borrowings used to fund Cinergy's investment in Avon Energy.

Costs of Reacquisition of Preferred Stock of Subsidiary

Costs of reacquisition of preferred stock of subsidiary represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September of 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares. (See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information.")

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Kwh Sales

Kwh sales increased 8.4% for the nine months ended September 30, 1996, from the comparable period of last year primarily reflecting increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. The higher kwh sales levels reflected increased sales to all retail customer classes. The increase to retail sales reflects a higher average number of residential and commercial customers, while industrial sales increased primarily due to growth in the primary metals sector. These increases were partially offset by the return to more normal weather in the third quarter of 1996.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first nine months of 1996 increased 13.9% as compared to the same period in 1995. Colder weather during the winter heating season, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers led to increased gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes mainly reflects demand for gas transportation services in the primary metals sector.
 .
Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the nine months ended September 30, 1996, increased $87 million (4.4%) reflecting the increased kwh sales, as previously discussed. In addition, PSI's 4.3% retail rate increase approved in the February 1995 Order and a 1.9% increase for carrying costs on CWIP property which was approved by the IURC in March 1995 contributed to the increase. The return of approximately $13 million to PSI's customers in accordance with the February 1995 Order, which requires all retail operating income above a certain rate of return to be refunded to customers, slightly offset these increases.

An analysis of electric operating revenues is shown below:

                                                     Nine Months
                                                  Ended September 30
                                                    (in millions)

Electric operating revenues - September 30, 1995        $1 973
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                 (14)
    Sales for resale
      Firm power obligations                                (5)
      Non-firm power transactions                            3
  Total change in price per kwh                            (16)

  Kwh sales
    Retail                                                  51
    Sales for resale
      Firm power obligations                                 6
      Non-firm power transactions                           46
  Total change in kwh sales                                103

Electric operating revenues - September 30, 1996        $2 060

Gas Operating Revenues

Gas operating revenues increased $40 million (15.2%) in the first nine months of 1996, when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales and transportation volumes. Also contributing to the increase was the operation of fuel adjustment clauses reflecting a higher cost of gas purchased.

Operating Expenses

Gas Purchased

Gas purchased for the nine months ended September 30, 1996, increased $20 million (15.4%) when compared to the same period last year. This increase was attributable to an increase in volumes purchased and a higher average cost per Mcf of gas purchased as previously discussed.

Purchased and Exchanged Power

Purchased and exchanged power increased $62 million for the nine months ended September 30, 1996, when compared to the same period last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing operations.

Other Operation

Other operation expenses for the nine months ended September 30, 1996, increased $52 million (13.9%), as compared to the same period last year. This increase is due to a number of factors, including increased transmission expenses and higher administrative and general expenses reflecting, in part, charges of $17.4 million for early retirement and severance programs. Other factors include the recognition by PSI of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs and deferred DSM costs, which are being recovered in revenues pursuant to the February 1995 Order.

Maintenance

The $10 million (7.7%) increase in maintenance expenses for the nine months ended September 30, 1996, as compared to the same period last year, is primarily attributable to increased maintenance on CG&E's electric production facilities. Maintenance on the Clean Coal Project which began commercial operation in November 1995 and increased transmission and distribution expenses also contributed to the higher level of maintenance expenses.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order. In the first three years of the phase-in plan, rates charged to customers did not fully recover depreciation expense and return on investment. This deficiency was deferred and is being recovered over a seven-year period that began in May 1995.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $2 million (61.4%) for the nine months ended September 30, 1996, from the comparable period of 1995 as a result of PSI's discontinuing the accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order.

Other - net

Other - net decreased $5 million from the same period in 1995 due to a number of factors, including the effects of interest received in 1995 on an income tax refund related to prior years and expenses associated with CG&E's and ULH&P's sales of accounts receivables in 1996, as previously mentioned. These decreases were partially offset by Cinergy's equity in the earnings of Avon Energy.

Interest and Other Charges

Interest on Long-term Debt

Interest charges on long-term debt decreased $17 million (10.6%) for the nine months ended September 30, 1996, from the same period of 1995 primarily due to the refinancing by CG&E and ULH&P of over $330 million of long-term debt during the period from March 1995 through November 1995, the redemption of $161.5 million by CG&E and ULH&P during the period from January 1996 through May 1996, and the redemption of $110 million by PSI during the period from August 1995 through July 1996.

Other Interest

Other interest increased $2 million (12.0%) for the nine months ended September 30, 1996, as compared to the same period of 1995, primarily reflecting increased interest expense on short-term borrowings used to fund Cinergy's investment in Avon Energy.

Preferred Dividend Requirements of Subsidiaries

The decrease in the preferred dividend requirement of $4 million (17.2%) for the nine months ended September 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

Costs of Reacquisition of Preferred Stock of Subsidiary

Costs of reacquisition of preferred stock of subsidiary represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September of 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares. (See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information.")


RESULTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED SEPTEMBER 30, 1996

Kwh Sales

Kwh sales increased 9.1% for the twelve months ended September 30, 1996, from the comparable period of last year partially reflecting increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Also contributing to the higher kwh sales levels were increased sales to residential and commercial customers as a result of colder weather during the fourth quarter of 1995 and the first quarter of 1996, and cooler than normal weather during the second quarter of 1996. Additionally, the increase reflects a higher average number of residential and commercial customers, while industrial sales increased primarily due to growth in the primary metals sector. These increases were partially offset by the return to more normal weather in the third quarter of 1996.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the twelve months ended September 30, 1996, increased 18.8% as compared to the same period in 1995. Colder weather during the winter heating season and cooler than normal weather early in the second quarter of 1996 primarily contributed to this increase. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes, which more than offset the decline in industrial sales, mainly reflects demand for gas transportation services in the primary metals sector.

Operating Revenues

Electric Operating Revenues

Compared to the same period last year, electric operating revenues for the twelve months ended September 30, 1996, increased $149 million (5.8%), reflecting increased kwh sales and PSI's rate increases, as previously discussed. The return of approximately $16 million to customers in accordance with the February 1995 Order, which requires all retail operating income above a certain rate of return to be refunded to customers, slightly offset these increases.

An analysis of electric operating revenues is shown below:

                                                    Twelve Months
                                                  Ended September 30
                                                    (in millions)

Electric operating revenues - September 30, 1995        $2 551
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                 (10)
    Sales for resale
      Firm power obligations                                (9)
      Non-firm power transactions                            7
  Total change in price per kwh                            (12)

  Kwh sales
    Retail                                                 100
    Sales for resale
      Firm power obligations                                 8
      Non-firm power transactions                           53
  Total change in kwh sales                                161

Electric operating revenues - September 30, 1996        $2 700

Gas Operating Revenues

Gas operating revenues increased $74 million (19.7%) for the twelve months ended September 30, 1996, when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales and transportation volumes.

Operating Expenses

Gas Purchased

Gas purchased for the twelve months ended September 30, 1996, increased $37 million (19.5%) when compared to the same period last year. This increase reflects higher volumes purchased and an increase in the average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power increased $71 million for the twelve months ended September 30, 1996, when compared to the same period of last year, primarily reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing operations.

Amortization of Phase-in Deferrals

As previously discussed, amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $5 million (80.2%) for the twelve months ended September 30, 1996, from the comparable period of last year. This decrease is a result of PSI's discontinuing the accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order. Partially offsetting the decrease is the accrual of the aforementioned costs on the Clean Coal Project which began commercial operation in November 1995.

Other - net

Other - net increased $14 million (64.1%) for the twelve months ended September 30, 1996, from the comparable period of 1995, reflecting a $10 million gain on the sale of an Argentine utility, Cinergy's equity in the earnings of Avon Energy, and charges of $14 million in the fourth quarter of 1994 for merger-related and other expenditures which cannot be recovered from customers. These items were partially offset by a number of factors, including the effects of charges associated with winding-down certain non-utility activities during 1995, interest received in 1995 on an income tax refund related to prior years, and expenses associated with CG&E's and ULH&P's sales of accounts receivables in 1996.

Interest and Other Charges

Interest on Long-term Debt

Interest charges on long-term debt decreased $19 million (8.7%) for the twelve months ended September 30, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt by CG&E and ULH&P during the period from March 1995 through November 1995, the redemption of $161.5 million by CG&E and ULH&P during the period from January 1996 through May 1996, and the redemption of $110 million by PSI during the period from August 1995 through July 1996.

Preferred Dividend Requirements of Subsidiaries

The decrease in the preferred dividend requirement of $6 million (18.4%) for the twelve months ended September 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of CG&E's 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

Costs of Reacquisition of Preferred Stock of Subsidiary

Costs of reacquisition of preferred stock of subsidiary represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September of 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares. (See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information.")

THE CINCINNATI GAS &
 ELECTRIC COMPANY
   AND SUBSIDIARY COMPANIES

                    THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
                                               September 30       December 31
                                                   1996              1995
                                                   (dollars in thousands)

Utility Plant - Original Cost
  In service
    Electric                                    $4 624 135         $4 564 711
    Gas                                            699 566            680 339
    Common                                         184 067            183 422
                                                 5 507 768          5 428 472
  Accumulated depreciation                       1 838 745          1 730 232
                                                 3 669 023          3 698 240

  Construction work in progress                     84 915             77 661
        Total utility plant                      3 753 938          3 775 901

Current Assets
  Cash and temporary cash investments               16 718              6 612
  Restricted deposits                                1 171              1 144
  Notes receivable from affiliated companies        54 480             24 715
  Accounts receivable less accumulated
    provision for doubtful accounts of
    $12,042 at September 30, 1996, and
    $9,615 at December 31, 1995                     47 531            292 493
  Accounts receivable from affiliated companies      5 970             17 162
  Materials, supplies, and fuel - at average
    cost
      Fuel for use in electric production           28 636             40 395
      Gas stored for current use                    37 215             21 493
      Other materials and supplies                  53 804             55 388
  Property taxes applicable to subsequent year      29 206            116 822
  Prepayments and other                             22 981             30 572
                                                   297 712            606 796

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes      347 670            397 155
    Post-in-service carrying costs and deferred
      operating expenses                           143 198            148 316
    Phase-in deferred return and depreciation       96 469            100 388
    Deferred DSM costs                              29 628             19 158
    Deferred merger costs                           18 706             14 538
    Unamortized costs of reacquiring debt           39 338             39 428
    Other                                           25 483             41 025
  Other                                            102 695             54 691
                                                   803 187            814 699

                                                $4 854 837         $5 197 396

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY

CAPITALIZATION AND LIABILITIES

                                               September 30       December 31
                                                   1996               1995
                                                   (dollars in thousands)

Common Stock Equity
  Common stock - $8.50 par value; authorized
    shares - 120,000,000; outstanding shares -
    89,663,086 at September 30, 1996, and
    December 31, 1995                           $  762 136         $  762 136
  Paid-in capital                                  536 128            339 101
  Retained earnings                                264 297            427 226
      Total common stock equity                  1 562 561          1 528 463

Cumulative Preferred Stock
  Not subject to mandatory redemption               21 145             40 000
  Subject to mandatory redemption                     -               160 000

Long-term Debt                                   1 564 868          1 702 650
      Total capitalization                       3 148 574          3 431 113

Current Liabilities
  Long-term debt due within one year               130 000            151 500
  Notes payable                                     82 100               -
  Notes payable to affiliated companies              1 500               -
  Accounts payable                                 125 503            138 735
  Accounts payable to affiliated companies              91             20 468
  Accrued taxes                                    164 402            250 189
  Accrued interest                                  32 611             31 299
  Other                                             43 836             40 409
                                                   580 043            632 600

Other Liabilities
  Deferred income taxes                            782 084            795 385
  Unamortized investment tax credits               124 307            129 372
  Accrued pension and other postretirement
    benefit costs                                  142 625            117 641
  Other                                             77 204             91 285
                                                 1 126 220          1 133 683

                                                $4 854 837         $5 197 396


THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                              Quarter Ended            Year to
Date
                                               September 30
September 30
                                             1996        1995        1996
1995
                                                          (in thousands)
Operating Revenues
  Electric
    Non-affiliated companies              $  382 718  $  399 472   $1 109 300
$1 070 892
    Affiliated companies                       7 634       1 702       27 889
16 761
  Gas
    Non-affiliated companies                  40 787      33 591      306 062
265 777
    Affiliated companies                           4        -               5
-___
                                             431 143     434 765    1 443 256
1 353 430

Operating Expenses
  Fuel used in electric production            82 449      84 101      267 007
252 638
  Gas purchased                               17 133      13 155      150 313
130 235
  Purchased and exchanged power
    Non-affiliated companies                  10 355       4 228       24 021
6 924
    Affiliated companies                       5 821      10 866       14 576
29 587
  Other operation                             66 786      69 834      235 513
204 557
  Maintenance                                 22 844      18 994       68 745
63 973
  Depreciation                                40 322      39 836      120 557
119 060
  Amortization of phase-in deferrals           3 399       3 409       10 198
5 682
  Amortization of post-in-service
    deferred operating expenses                  786         823        2 431
2 468
  Income taxes                                41 675      40 730      115 902
108 293
  Taxes other than income taxes               49 820      50 358      154 733
151 345
                                             341 390     336 334    1 163 996
1 074 762

Operating Income                              89 753      98 431      279 260
278 668

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                          358         269        1 206
1 146
  Phase-in deferred return                     2 093       2 135        6 279
6 403
  Income taxes                                   819         (31)       4 299
2 796
  Other - net                                 (1 505)      4 446       (6 095)
4 851
                                               1 765       6 819        5 689
15 196

Income Before Interest                        91 518     105 250      284 949
293 864

Interest
  Interest on long-term debt                  30 304      36 507       93 392
107 108
  Other interest                                 522         679        1 466
2 926
  Allowance for borrowed funds used
    during construction                         (813)       (894)      (2 598)
(2 774)
                                              30 013      36 292       92 260
107 260

Net Income                                    61 505      68 958      192 689
186 604

Preferred Dividend Requirement                (3 475)     (3 475)     (10 423)
(14 199)

Costs of Reacquisition of Preferred
  Stock (Note 6)                             (18 175)       -         (18 175)
-

Net Income Applicable to Common Stock     $   39 855  $   65 483   $  164 091
$  172 405

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                            Year to Date
                                                            September 30
                                                         1996          1995
                                                           (in thousands)
Operating Activities
  Net income                                          $ 192 689     $ 186 604
  Items providing (using) cash currently
    Depreciation                                        120 557       119 060
    Deferred income taxes and investment tax
      credits - net                                      31 408        24 597
    Allowance for equity funds used during
      construction                                       (1 206)       (1 146)
    Regulatory assets - net                              21 626        10 260
    Changes in current assets and current
      liabilities
        Restricted deposits                                 (27)           (3)
        Accounts and notes receivable, net of
          reserves on receivables sold                  201 972        54 133
        Materials, supplies, and fuel                    (2 379)        9 499
        Accounts payable                                (33 609)      (41 110)
        Accrued taxes and interest                        5 974        25 114
    Other items - net                                    (9 326)      (30 186)
          Net cash provided by (used in)
            operating activities                        527 679       356 822

Financing Activities
  Issuance of long-term debt                               -          344 280
  Funds on deposit from issuance of long-term debt         -          (84 000)
  Retirement of preferred stock                            -          (93 450)
  Redemption of long-term debt                         (157 583)     (238 498)
  Change in short-term debt                              83 600        12 000
  Dividends on preferred stock                          (10 423)      (14 199)
  Dividends on common stock                            (327 020)     (162 950)
          Net cash provided by (used in)
            financing activities                       (411 426)     (236 817)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)          (95 677)      (99 661)
  Deferred DSM costs - net                              (10 470)       (6 315)
          Net cash provided by (used in)
            investing activities                       (106 147)     (105 976)

Net increase (decrease) in cash and
  temporary cash investments                             10 106        14 029

Cash and temporary cash investments at
  beginning of period                                     6 612        52 516

Cash and temporary cash investments at
  end of period                                       $  16 718     $  66 545

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

THE CINCINNATI GAS & ELECTRIC COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996

Kwh Sales

Kwh sales for the quarter ended September 30, 1996, decreased 2.5% from the same period of 1995. A return to more normal weather for the third quarter of 1996 resulted in decreased residential and commercial sales. These decreases were partially offset by increased industrial sales reflecting growth in the primary metals sector and increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the third quarter of 1996 increased 13.2% as compared to the same period in 1995. Increased residential and commercial gas sales reflected, in part, increases in the average number of customers. Higher gas transportation volumes reflected the continuing trend of industrial customers purchasing gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes mainly reflects demand for gas transportation services in the primary metals sector.

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $11 million (2.7%) for the quarter ended September 30, 1996, from the comparable period of 1995. This decrease was primarily attributable to the lower kwh sales as previously discussed.

An analysis of electric operating revenues is shown below:

                                                     Quarter
                                               Ended September 30
                                                  (in millions)

Electric operating revenues - September 30, 1995       $401
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                               (5)
    Sales for resale
      Non-firm power transactions                         6
  Total change in price per kwh                           1

  Kwh sales
    Retail                                              (12)
  Total change in kwh sales                             (12)

Electric operating revenues - September 30, 1996       $390

Gas Operating Revenues

Gas operating revenues increased $7 million (21.4%) in the third quarter of 1996, when compared to the same period last year. This increase was primarily a result of the operation of fuel adjustment clauses reflecting a higher average cost of gas purchased and the previously discussed changes in gas sales and transportation volumes.

Operating Expenses

Gas Purchased

Gas purchased for the quarter ended September 30, 1996, increased $4 million (30.2%) when compared to the same period last year reflecting a higher average cost per Mcf of gas purchased.

Purchased and Exchanged Power

Purchased and exchanged power for the quarter ended September 30, 1996, increased $1 million (7.2%) over the comparable period of 1995 reflecting increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing operations. This increase is partially offset by decreased power purchases from PSI.

Maintenance

The $4 million (20.3%) increase in maintenance expenses for the third quarter of 1996, as compared to the same period of 1995, is primarily due to increased maintenance on electric production and transmission facilities.

Other Income and Expenses - Net

Other - net

Other - net decreased $6 million primarily as a result of the effects of expenses associated with the CG&E's and ULH&P's sales of accounts receivables in 1996 and interest received in 1995 associated with a refund of an overpayment of Federal income taxes related to prior years.

Interest

Interest on Long-term Debt

Interest charges decreased $6 million (17.0%) for the quarter ended September 30, 1996, from the same period of 1995 primarily due to the redemption of $161.5 million of long-term debt during the period from January 1996 through May 1996.

Costs of Reacquisition of Preferred Stock

Costs of reacquisition of preferred stock represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares. (See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information.")


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Kwh Sales

Kwh sales for the nine months ended September 30, 1996, increased 7.3% over the same period of 1995. This increase reflected higher kwh sales to all customer classes. Increased activity in Cinergy's power marketing operations led to higher non-firm power sales for resale, while an increase in the average number of residential and commercial customers and higher industrial sales, primarily reflecting growth in the primary metals sector, also contributed to the increase. These increases were partially offset by the return to more normal weather in the third quarter of 1996.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the first nine months of 1996 increased 13.9% as compared to the same period in 1995. Colder weather during the winter heating season, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers led to increased gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. The increase in transportation volumes mainly reflects demand for gas transportation services in the primary metals sector.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $49 million (4.6%) for the nine months ended September 30, 1996, over the comparable period of 1995. This increase primarily reflects the higher kwh sales discussed above.

An analysis of electric operating revenues is shown below:

                                                  Nine Months
                                               Ended September 30
                                                 (in millions)

Electric operating revenues - September 30, 1995      $1 088
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                (3)
    Sales for resale
      Firm power transactions                             (3)
  Total change in price per kwh                           (6)

  Kwh sales
    Retail                                                40
    Sales for resale
      Non-firm power transactions                         15
  Total change in kwh sales                               55

Electric operating revenues - September 30, 1996      $1 137

Gas Operating Revenues

Gas operating revenues increased $40 million (15.2%) in the first nine months of 1996, when compared to the same period last year. This increase was primarily a result of the previously discussed changes in gas sales and transportation volumes. Also contributing to the increase was the operation of fuel adjustment clauses reflecting a higher cost of gas purchased.

Operating Expenses

Fuel Used in Electric Production

Fuel costs, CG&E's largest operating expense, increased $14 million (5.7%) for the nine months ended September 30, 1996, when compared to the same period last year as a result of an increase in kwh generation.
Gas Purchased

Gas purchased for the nine months ended September 30, 1996, increased $20 million (15.4%) when compared to the same period last year. This increase was attributable to an increase in volumes purchased and a higher average cost per Mcf of gas purchased as previously discussed.

Purchased and Exchanged Power

Purchased and exchanged power for the nine months ended September 30, 1996, increased $2 million (5.7%) over the comparable period of 1995. This increase primarily reflects increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing operations. This increase is partially offset by a decrease in purchases from PSI.

Other Operation

For the nine months ended September 30, 1996, other operation expenses increased $31 million (15.1%) due to a number of factors, including higher administrative and general expenses reflecting, in part, $16.2 million of early retirement and severance program costs and increased transmission expenses resulting from the formation of KO Transmission.

Maintenance

The $5 million (7.5%) increase in maintenance expenses for the nine months ended September 30, 1996, is primarily due to increased maintenance on electric production facilities.

Amortization of Phase-in Deferrals

Amortization of phase-in deferrals reflects the PUCO-ordered phase-in plan for Zimmer included in the May 1992 Order. In the first three years of the phase-in plan, rates charged to customers did not fully recover depreciation expense and return on investment. This deficiency was deferred and is being recovered over a seven-year period that began in May 1995.

Other - net

Other - net decreased $11 million from the same period in 1995 due to a number of factors, including the effects of expenses associated with the sales of accounts receivables in 1996 and interest received in 1995 associated with a refund of an overpayment of Federal income taxes related to prior years, as previously mentioned.

Interest

Interest on Long-term Debt

Interest charges decreased $14 million (12.8%) for the nine months ended September 30, 1996, from the same period of 1995 primarily due to the refinancing of over $330 million of long-term debt during the period from March 1995 through November 1995 and the redemption of $161.5 million of long-term debt during the period from January 1996 through May 1996.

Preferred Dividend Requirement

The decrease in the preferred dividend requirement of $4 million (26.6%) for the nine months ended September 30, 1996, from the same period of 1995 was due to the early redemption in July 1995 of all 400,000 shares and 500,000 shares of the 7.44% Series and 9.15% Series $100 par value cumulative preferred stock, respectively.

Costs of Reacquisition of Preferred Stock

Costs of reacquisition of preferred stock represents the difference between the par value of preferred stock of CG&E tendered pursuant to Cinergy's tender offer in September of 1996 and the purchase price paid (including tender fees paid to dealer managers) by Cinergy for these shares. (See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information.")

PSI ENERGY, INC.
AND SUBSIDIARY COMPANIES

                               PSI ENERGY, INC.
CONSOLIDATED BALANCE SHEETS
(unaudited)

ASSETS
                                              September 30        December 31
                                                  1996               1995
                                                   (dollars in thousands)

Electric Utility Plant - Original Cost
  In service                                   $4 117 737          $4 052 984
  Accumulated depreciation                      1 698 969           1 637 169
                                                2 418 768           2 415 815

  Construction work in progress                    76 999              58 191
        Total electric utility plant            2 495 767           2 474 006

Current Assets
  Cash and temporary cash investments              14 202              15 522
  Restricted deposits                                 549               1 187
  Notes receivable from affiliated companies        1 400                -
  Accounts receivable less accumulated
    provision for doubtful accounts of $202
    at September 30, 1996, and $468 at
    December 31, 1995                              53 121              73 419
  Accounts receivable from affiliated companies     2 499              20 568
  Materials, supplies, and fuel - at average
    cost
      Fuel                                         53 018              82 014
      Other materials and supplies                 32 779              29 462
  Prepayments and other                             2 871               1 234
                                                  160 439             223 406

Other Assets
  Regulatory assets
    Amounts due from customers - income taxes      32 849              26 338
    Post-in-service carrying costs and
      deferred operating expenses                  45 172              38 874
    Coal contract buyout costs                    137 686                -
    Deferred DSM costs                            105 204             110 242
    Deferred merger costs                          77 633              42 286
    Unamortized costs of reacquiring debt          32 583              34 476
    Other                                          69 910              33 886
  Other                                           128 178              92 056
                                                  629 215             378 158

                                               $3 285 421          $3 075 570

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

CAPITALIZATION AND LIABILITIES

                                              September 30        December 31
                                                  1996                1995
                                                   (dollars in thousands)

Common Stock Equity
  Common stock - without par value; $.01
    stated value; authorized shares -
    60,000,000; outstanding shares -
    53,913,701 at September 30, 1996, and
    December 31, 1995                          $      539          $      539
  Paid-in capital                                 402 945             403 253
  Accumulated earnings subsequent to November
    30, 1986, quasi-reorganization                627 354             625 275
      Total common stock equity                 1 030 838           1 029 067

Cumulative Preferred Stock
  Not subject to mandatory redemption             173 090             187 897

Long-term Debt                                    818 959             828 116
      Total capitalization                      2 022 887           2 045 080

Current Liabilities
  Long-term debt due within one year               10 400              50 400
  Notes payable                                   209 354             165 800
  Notes payable to affiliated companies            52 677              32 731
  Accounts payable                                128 455             116 817
  Accounts payable to affiliated companies          5 420                -
  Litigation settlement                            80 000              80 000
  Accrued taxes                                    65 419              65 851
  Accrued interest                                 12 661              24 696
  Other                                            16 246              16 000
                                                  580 632             552 295

Other Liabilities
  Deferred income taxes                           347 227             331 876
  Unamortized investment tax credits               53 652              56 354
  Accrued pension and other postretirement
    benefit costs                                  62 487              54 130
  Other                                           218 536              35 835
                                                  681 902             478 195

                                               $3 285 421          $3 075 570


PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF INCOME
(unaudited)

                                               Quarter Ended             Year
to Date
                                                September 30
September 30
                                              1996        1995         1996
1995
                                                            (in thousands)
Operating Revenues
  Non-affiliated companies                  $342 199    $332 431     $951 171
$902 501
  Affiliated companies                         5 856      10 866       14 691
29 587
                                             348 055     343 297      965 862
932 088

Operating Expenses
  Fuel                                       101 644     106 344      272 343
292 910
  Purchased and exchanged power
    Non-affiliated companies                  26 665      11 457       71 422
26 068
    Affiliated companies                       7 669       1 702       28 004
16 761
  Other operation                             62 434      61 595      188 443
167 354
  Maintenance                                 23 059      20 857       68 964
63 861
  Depreciation                                30 489      28 844       91 046
91 291
  Post-in-service deferred operating
    expenses - net                            (1 716)       (894)      (5 068)
(4 608)
  Income taxes                                23 445      29 222       55 597
64 877
  Taxes other than income taxes               13 729      14 022       41 361
40 721
                                             287 418     273 149      812 112
759 235

Operating Income                              60 637      70 148      153 750
172 853

Other Income and Expenses - Net
  Allowance for equity funds used during
    construction                                -         (1 428)        -
(420)
  Post-in-service carrying costs                 391         602        1 228
3 183
  Income taxes                                (2 438)        705       (3 332)
751
  Other - net                                  3 280         545        1 420
(1 751)
                                               1 233         424         (684)
1 763

Income Before Interest                        61 870      70 572      153 066
174 616

Interest
  Interest on long-term debt                  16 218      17 647       50 286
53 546
  Other interest                               3 790       4 162       10 386
12 035
  Allowance for borrowed funds used during
    construction                                (642)     (1 133)      (1 637)
(3 550)
                                              19 366      20 676       59 035
62 031

Net Income                                    42 504      49 896       94 031
112 585

Preferred Dividend Requirement                (3 020)     (3 295)      (9 518)
(9 885)

Net Income Applicable to Common Stock       $ 39 484    $ 46 601     $ 84 513
$102 700

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                            PSI ENERGY, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                            Year to Date
                                                            September 30
                                                         1996          1995
                                                           (in thousands)
Operating Activities
  Net income                                          $  94 031     $ 112 585
  Items providing (using) cash currently:
    Depreciation                                         91 046        91 291
    Deferred income taxes and investment tax
      credits - net                                       5 145         5 342
    Allowance for equity funds used during
      construction                                         -              420
    Regulatory assets - net                             (49 070)      (10 315)
    Changes in current assets and current
      liabilities
        Restricted deposits                                (335)           16
        Accounts and notes receivable, net
          of reserves on receivables sold                23 039       (35 442)
        Materials, supplies, and fuel                    25 679        16 310
        Accounts payable                                 17 058       (50 642)
        Accrued taxes and interest                      (12 467)        4 490
    Other items - net                                      (810)       12 150
          Net cash provided by (used in)
            operating activities                        193 316       146 205

Financing Activities
  Funds on deposit from issuance of long-term debt          973         8 684
  Retirement of preferred stock                         (15 114)           (8)
  Redemption of long-term debt                          (50 000)      (60 055)
  Change in short-term debt                              63 500        42 927
  Dividends on preferred stock                           (9 609)       (9 885)
  Dividends on common stock                             (82 363)         -
  Capital contribution from parent company                 -           12 721
          Net cash provided by (used in)
            financing activities                        (92 613)       (5 616)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)         (107 061)     (132 282)
  Deferred DSM costs - net                                5 038       (11 041)
          Net cash provided by (used in)
            investing activities                       (102 023)     (143 323)

Net increase (decrease) in cash and
  temporary cash investments                             (1 320)       (2 734)

Cash and temporary cash investments at
  beginning of period                                    15 522         6 341

Cash and temporary cash investments at
  end of period                                       $  14 202     $   3 607

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

PSI ENERGY, INC.
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996

Kwh Sales

Kwh sales for the third quarter of 1996 decreased 1.9% as a return to more normal weather resulted in a decline in residential and commercial kwh sales, when compared to the same period last year. Partially offsetting the decrease was increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. An increase in industrial sales primarily reflects growth in the transportation equipment, bituminous coal mining and primary metals sectors.

Operating Revenues

Total operating revenues increased $5 million (1.4%) for the quarter ended September 30, 1996, when compared to the same period last year, reflecting, in part, the increased activity in Cinergy's power marketing operations previously discussed. Partially offsetting this increase was the previously mentioned decline in residential and commercial sales.

An analysis of operating revenues is shown below:

                                                  Quarter
                                             Ended September 30
                                               (in millions)

Operating revenues - September 30, 1995             $343
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                             5
    Sales for resale
      Firm power obligations                          (3)
      Non-firm power transactions                     10
  Total change in price per kwh                       12

  Kwh sales
    Retail                                            (7)
    Sales for resale
      Firm power obligations                          (2)
      Non-firm power transactions                      1
  Total change in kwh sales                           (8)

  Other                                                1

Operating revenues - September 30, 1996             $348

Operating Expenses

Fuel

Fuel costs, PSI's largest operating expense, decreased $4 million (4.4%) for the third quarter of 1996 as compared to the same period last year.

An analysis of fuel costs is shown below:

                                                 Quarter
                                            Ended September 30
                                               (in millions)

Fuel expense - September 30, 1995                   $106
Increase (Decrease) due to change in:
  Price of fuel                                        9
  Kwh generation                                     (13)
Fuel expense - September 30, 1996                   $102

Purchased and Exchanged Power

For the quarter ended September 30, 1996, purchased and exchanged power increased $21 million, as compared to the same period last year, due, in part, to increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing operations and increased purchases from CG&E as a result of the coordination of PSI's and CG&E's electric dispatch systems.

Maintenance

The $2 million (10.6%) increase in maintenance expenses for the third quarter of 1996, as compared to the same period of 1995, is due, in part, to maintenance on the Clean Coal Project which began commercial operation in November 1995.

Depreciation

Depreciation expense increased $2 million (5.7%) for the quarter ended September 30, 1996, as compared to the third quarter of last year. This increase primarily reflects additions to utility plant in service.

Post-in-service Deferred Operating Expenses - Net

Post-in-service deferred operating expenses - net reflects the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered.

Other Income and Expenses - Net

Other - net

The increase of $3 million for other - net for the quarter ended September 30, 1996, as compared to the same period of 1995, is primarily attributable to amounts allowed by the IURC in its September 1996 Order which were not previously recorded.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased $1 million (8.1%) for the third quarter of 1996, as compared to the third quarter of 1995, primarily due to the redemption of $110 million of long-term debt during the period from August 1995 through July 1996.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Kwh Sales

For the nine months ended September 30, 1996, kwh sales increased 8.8% when compared to the same period last year due, in large part, to increased activity in Cinergy's power marketing operations which led to higher non-firm power sales for resale. Also contributing to the total kwh sales levels were increased sales to all retail customer classes resulting from an increase in the average number of residential and commercial customers while increased industrial sales reflects growth in the food products, primary metals, and transportation equipment sectors. These increases were partially offset by the return to more normal weather in the third quarter of 1996.

Operating Revenues

Total operating revenues increased $34 million (3.6%) for the nine months ended September 30, 1996, when compared to the same period last year. This increase primarily reflects the increase in kwh sales previously discussed. Also contributing to the increase was a 4.3% retail rate increase approved in the February 1995 Order and a 1.9% rate increase for carrying costs on CWIP property which was approved by the IURC in March 1995. Partially offsetting these increases was the return of approximately $13 million to customers in accordance with the February 1995 Order which requires all retail operating income above a certain rate of return to be refunded to customers.

An analysis of operating revenues is shown below:

                                                             Nine Months
                                                         Ended September 30
                                                            (in millions)

Operating revenues - September 30, 1995                           $932
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                                         (14)
    Sales for resale
      Firm power obligations                                        (4)
      Non-firm power transactions                                    3
  Total change in price per kwh                                    (15)

  Kwh sales
    Retail                                                          14
    Sales for resale
      Firm power obligations                                         6
      Non-firm power transactions                                   29
  Total change in kwh sales                                         49


Operating revenues - September 30, 1996                           $966

Operating Expenses

Fuel

Fuel costs for the nine months ended September 30, 1996, decreased $21 million (7.0%) when compared to the same period last year.

An analysis of fuel costs is shown below:


                                                            Nine Months
                                                        Ended September 30
                                                           (in millions)


Fuel expense - September 30, 1995                               $293
Increase (Decrease) due to change in:
  Price of fuel                                                   (9)
  Kwh generation                                                 (12)

Fuel expense - September 30, 1996                               $272

Purchased and Exchanged Power

For the nine months ended September 30, 1996, purchased and exchanged power increased $57 million, as compared to the same period last year, due, in part, to increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing operations and increased purchases from CG&E as a result of the coordination of PSI's and CG&E's electric dispatch systems.

Other Operation

Other operation expenses increased $21 million (12.6%) for the nine months ended September 30, 1996, as compared to the same period last year. This increase was due to a number of factors, including the recognition of postretirement benefit costs on an accrual basis, an increase in the ongoing level of DSM expenses, and the amortization of deferred postretirement benefit costs and deferred DSM costs, all of which are being recovered in revenues pursuant to the February 1995 Order. Increased transmission expenses also contributed to the higher level of other operation expenses.

Maintenance

Maintenance expenses for the first nine months of 1996, as compared to the same period last year, increased $5 million (8.0%) partially as a result of maintenance on the Clean Coal Project which began commercial operation in November 1995. Increased transmission and distribution expenses also contributed to the higher level of maintenance expenses.

Other Income and Expenses - Net

Post-in-service Carrying Costs

Post-in-service carrying costs decreased $2 million (61.4%) for the nine months ended September 30, 1996, from the comparable period of 1995 as a result of discontinuing the accrual of post-in-service carrying costs on qualified environmental projects upon the inclusion in rates of the costs of the projects pursuant to the February 1995 Order.

Other - net

The increase of $3 million for other - net for the nine months ended September 30, 1996, as compared to the same period of 1995, is primarily attributable to amounts allowed by the IURC in its September 1996 Order which were not previously recorded.

Interest

Interest on Long-term Debt

Interest on long-term debt decreased $3 million (6.1%) for the nine months ended September 30, 1996, as compared to the same period of 1995, due in part to the redemption of $110 million of long-term debt during the period from August 1995 through July 1996.

THE UNION LIGHT, HEAT AND POWER COMPANY

THE UNION LIGHT, HEAT & POWER COMPANY
BALANCE SHEETS
(unaudited)

ASSETS
                                             September 30         December 31
                                                 1996                1995
                                                  (dollars in thousands)

Utility Plant - original cost
  In service
    Electric                                   $193 903             $188 508
    Gas                                         146 286              140 604
    Common                                       19 026               19 068
                                                359 215              348 180
  Accumulated depreciation                      120 500              112 812
                                                238 715              235 368

  Construction work in progress                   7 936                7 863
        Total utility plant                     246 651              243 231

Current Assets
  Cash and temporary cash investments             2 787                1 750
  Notes receivable from affiliated companies      1 501                 -
  Accounts receivable less accumulated
    provision for doubtful accounts of
    $1,623 at September 30, 1996, and $1,140
    at December 31, 1995                          3 466               37 895
  Accounts receivable from affiliated
    companies                                        14                 -
  Materials, supplies, and fuel - at average
    cost
      Gas stored for current use                  6 887                4 513
      Other materials and supplies                1 462                1 215
  Property taxes applicable to subsequent year      587                2 350
  Prepayments and other                             499                  485
                                                 17 203               48 208

Other Assets
  Regulatory assets
    Deferred merger costs                         1 785                1 785
    Unamortized costs of reacquiring debt         3 803                2 526
    Other                                         2 468                2 548
  Other                                           6 439                1 499
                                                 14 495                8 358

                                               $278 349             $299 797

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT & POWER COMPANY

CAPITALIZATION AND LIABILITIES
                                            September 30          December 31
                                                1996                 1995
                                                  (dollars in thousands)

Common Stock Equity
  Common stock - $15.00 par value;
    authorized shares - 1,000,000;
    outstanding shares - 585,333 at
    September 30, 1996, and December 31,
    1995                                      $  8 780             $  8 780
  Paid-in capital                               18 839               18 839
  Retained earnings                             94 621               82 863
      Total common stock equity                122 240              110 482

Long-term Debt                                  44 604               54 377
      Total capitalization                     166 844              164 859

Current Liabilities
  Long-term debt due within one year              -                  15 000
  Notes payable to affiliated companies         21 593               23 043
  Accounts payable                               5 120               11 057
  Accounts payable to affiliated companies      16 139               21 665
  Accrued taxes                                  2 311                1 993
  Accrued interest                                 940                1 549
  Other                                          6 159                5 505
                                                52 262               79 812

Other Liabilities
  Deferred income taxes                         31 247               23 728
  Unamortized investment tax credits             4 867                5 079
  Accrued pension and other postretirement
    benefit costs                               12 915               12 202
  Income taxes refundable through rates          5 017                4 717
  Other                                          5 197                9 400
                                                59 243               55 126

                                              $278 349             $299 797





THE UNION LIGHT, HEAT & POWER COMPANY
STATEMENTS OF INCOME
(unaudited)

                                               Quarter Ended            Year
to Date
                                                September 30
September 30
                                              1996        1995        1996
1995
                                                           (in thousands)
Operating Revenues
  Electric                                  $ 52 704    $ 57 171    $147 970
$144 553
  Gas                                          5 660       5 995      50 794
45 870
                                              58 364      63 166     198 764
190 423

Operating Expenses
  Electricity purchased from parent
    company for resale                        39 850      42 124     109 337
109 099
  Gas purchased                                2 129       2 168      26 252
23 884
  Other operation                              7 268       7 428      23 664
22 481
  Maintenance                                  1 093         903       3 445
3 040
  Depreciation                                 3 013       2 907       8 887
8 553
  Income taxes                                 1 067       1 612       7 824
5 573
  Taxes other than income taxes                  986         986       3 092
2 965
                                              55 406      58 128     182 501
175 595

Operating Income                               2 958       5 038      16 263
14 828

Other Income and Expense - Net
  Allowance for equity funds used during
    construction                                  42          22          21
78
  Income taxes                                     4         (10)         31
(48)
  Other - net                                   (436)         (8)     (1 079)
59
                                                (390)          4      (1 027)
89

Income Before Interest                         2 568       5 042      15 236
14 917

Interest
  Interest on long - term debt                   881       1 721       3 135
5 674
  Other interest                                 167         157         433
376
  Allowance for borrowed funds used during
    construction                                 (26)        (24)        (90)
(120)
                                               1 022       1 854       3 478
5 930

Net Income                                  $  1 546    $  3 188    $ 11 758
$  8 987

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
STATEMENTS OF CASH FLOWS
(unaudited)

                                                                      Year to
Date

September 30
                                                                   1996
1995
                                                                     (in
thousands)
Operating Activities
  Net income                                                     $ 11 758
$  8 987
  Items providing (using) cash currently
    Depreciation                                                    8 887
8 553
    Deferred income taxes and investment tax
      credits - net                                                 7 607
1 147
    Allowance for equity funds used during
      construction                                                    (21)
(78)
    Regulatory assets                                                  80
128
    Changes in current assets and current liabilities
      Accounts and notes receivable, net of reserves on
        receivables sold                                           29 590
5 066
      Materials, supplies, and fuel                                (2 621)
608
      Accounts payable                                            (11 463)
248
      Accrued taxes and interest                                    1 446
(1 515)
    Other items - net                                              (3 866)
1 969
          Net cash provided by (used in)
            operating activities                                   41 397
25 113

Financing Activities
  Issuance of long-term debt                                         -
14 704
  Redemption of long-term debt                                    (26 083)
(37 036)
  Change in short-term debt                                        (1 450)
12 000
          Net cash provided by (used in)
            financing activities                                  (27 533)
(10 332)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)                    (12 827)
(14 350)
          Net cash provided by (used in)
            investing activities                                  (12 827)
(14 350)

Net increase (decrease) in cash and
  temporary cash investment                                         1 037
431

Cash and temporary cash investments at
  beginning of period                                               1 750
1 071

Cash and temporary cash investments at
  end of period                                                  $  2 787
$  1 502

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

THE UNION LIGHT, HEAT AND POWER COMPANY
RESULTS OF OPERATIONS FOR THE QUARTER ENDED SEPTEMBER 30, 1996


Kwh Sales

Kwh sales for the quarter ended September 30, 1996, decreased 6.4% from the comparable period of 1995. A return to more normal weather in the third quarter of 1996 resulted in a decline in residential and commercial sales. An increase in the average number of residential and commercial customers partially offset the decline in sales.

Operating Revenues

Electric Operating Revenues

Electric operating revenues decreased $4.5 million (7.8%) for the quarter ended September 30, 1996, from the comparable period of 1995. This decrease primarily reflects the previously discussed decline in kwh sales. Also, on July 3, 1996, the KPSC issued an order authorizing a decrease in electric rates of approximately $1.8 million annually to reflect a reduction in the cost of electricity purchased from CG&E.

Gas Operating Revenues

An increasing trend of industrial customers purchasing gas directly from producers and utilizing ULH&P facilities to transport the gas continues to put downward pressure on gas operating revenues. When ULH&P sells gas, the sales price reflects the cost of gas purchased by ULH&P to support the sale plus the costs to deliver the gas. When gas is transported, ULH&P does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues declined $.3 million (5.6%) in the third quarter of 1996, when compared to the same period of last year. This decrease was the result of the aforementioned trend toward increased transportation services. This decrease was slightly offset by the operation of adjustment clauses reflecting a higher average cost of gas purchased.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased expense, ULH&P's largest operating expense, decreased $2.3 million (5.4.%) for the quarter ended September 30, 1996, as compared to the same period last year. This decrease reflects the aforementioned reduction in the cost of electricity purchased from CG&E.

Maintenance

The $.2 million (21.0%) increase in maintenance expenses for the third quarter of 1996, as compared to the same period of 1995, is primarily due to increased maintenance expenses associated with gas and electric distribution facilities.

Other Income and Expenses - Net

Other - net

The change of $.4 million for other - net for the quarter ended September 30, 1996, as compared to the same period of 1995, is primarily attributable to expenses associated with the sales of accounts receivables in 1996.

Interest

Interest on Long-term Debt

Interest charges decreased $.8 million (48.8%) for the quarter ended September 30, 1996, as compared to the same period of 1995, primarily due to the redemption of $25 million of long-term debt from January 1996 to May 1996.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996

Kwh Sales

Kwh sales for the nine months ended September 30, 1996, increased 5.3% as compared to the same period of 1995. This increase was due to higher kwh sales to all customer classes. Residential and commercial sales reflected an increase in the average number of customers. Industrial sales increased due to growth in the food products sector. These increases were partially offset by the return to more normal weather in the third quarter of 1996.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes for the nine months ended September 30, 1996, increased 13.8% as compared to the same period in 1995. Colder weather during the winter heating season, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers led to increases in gas sales to residential and commercial customers. Industrial sales decreased as customers continued to purchase gas directly from suppliers using transportation services provided by ULH&P. The increase in transportation volumes, which more than offset the decline in industrial sales, was primarily a result of growth in the primary metals sector.

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $3.4 million (2.4%) for the nine months ended September 30, 1996, over the comparable period of 1995. This increase primarily reflects the previously discussed increase in kwh sales. Partially offsetting this increase is a lower average cost of electricity purchased due, in part, to the aforementioned reduction in the cost of electricity purchased from CG&E retroactive to July 3, 1995.

Gas Operating Revenues

Gas operating revenues increased $4.9 million (10.7%) for the first nine months of 1996 when compared to the same period of last year. This increase was primarily a result of the previously discussed changes in gas sales volumes.

Operating Expenses

Gas Purchased

Gas purchased increased $2.4 million (9.9%) for the nine months ended September 30, 1996, as compared to the prior year. This increase reflects higher volumes purchased.

Other Operation

The increase in other operation expenses of $1.2 million (5.3%) for the nine months ended September 30, 1996, from the same period of 1995 is due to a number of factors, including increased gas distribution expenses and higher administrative and general expenses.

Maintenance

Maintenance expenses for the nine months ended September 30, 1996, increased $.4 million (13.3%) when compared to the nine months ended September 30, 1995. This increase was due, in part, to higher expenses associated with gas distribution facilities.

Other Income and Expenses - Net

Other - net

The change of $1.1 million for other - net for the nine months ended September 30, 1996, as compared to the same period of 1995, is primarily attributable to expenses associated with the sales of accounts receivables in 1996.

Interest

Interest on Long-term Debt

Interest charges decreased $2.5 million (44.7%) for the nine months ended September 30, 1996, from the same period of 1995, primarily due to the redemption of $25 million during the period from January 1996 to May 1996.

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

Cinergy, CG&E, and ULH&P
2. In May 1996, ULH&P redeemed the entire $10 million principal amount of its 9 1/2% Series First Mortgage Bonds due December 1, 2008, at the redemption price of 104.35%.

Cinergy and PSI
      PSI redeemed $50 million principal amount of its 9 3/4% Series First Mortgage Bonds on the maturity date of August 1, 1996.

Cinergy and PSI
      A portion of PSI's 7.44% Series Cumulative Preferred Stock (591,000 shares representing 15%), totaling $15 million, was reacquired by PSI at per share prices of $25.50 and $25.65 in May 1996.

Cinergy and PSI
3. On September 12, 1996, PSI's shelf registration for $250 million of debt securities was made effective by the SEC.

On November 7, 1996, the City of Princeton, Indiana loaned the proceeds from the sale of its $24,600,000 Pollution Control Revenue Refunding Bonds, 1996 Series to PSI. The purpose of the sale is to refund the $19,600,000 City of Princeton, Indiana Pollution Control Revenue Bonds, 1973 Series and the $5,000,000 City of Princeton, Indiana Pollution Control Revenue Bonds, 1979 Series which were originally issued to finance PSI's costs of acquiring and constructing certain pollution control facilities at Gibson. These refunded bonds will be redeemed on December 16, 1996 at a price of 100% of the principal amount thereof, plus accrued interest to the redemption date.

The 1996 Series bonds bear interest at a variable rate and will mature March 1, 2019, subject to redemption prior to maturity, including a mandatory sinking fund redemption of $19,600,000 aggregate principal amount on January 1, 2014. Pursuant to the loan agreement between PSI and Princeton, PSI will make loan payments sufficient to pay when due the principal of and interest on the 1996 Series bonds.

Cinergy and PSI
4. As discussed in Cinergy's and PSI's 1995 Form 10-K, RUS requested a rehearing on the affirmation by the Seventh Circuit Court of Appeals of WVPA's plan of reorganization which had been approved by the United States Bankruptcy Court for the Southern District of Indiana and upheld by the United States District Court for the Southern District of Indiana. In April 1996, the Seventh Circuit Court of Appeals denied RUS' request for rehearing. RUS' request that the United States Supreme Court accept the appeal of this decision was denied November 4, 1996. There is a short period for reconsideration of the denial. PSI cannot predict whether RUS will request reconsideration of the denial or the outcome of any such request. If the United States Supreme Court denies reconsideration, or no reconsideration is requested by RUS, then Cinergy and WVPA will commence implementation of the settlement agreement upon final certification of the plan of reorganization by the Bankruptcy Court.

Cinergy, CG&E, PSI, and ULH&P
5. In March 1995, the FASB issued Statement 121, which became effective in January 1996 for Cinergy and its subsidiaries. Statement 121, which addresses the identification and measurement of asset impairments for all enterprises, is particularly relevant for electric utilities as a result of the potential for deregulation of the generation segment of the business. Statement 121 requires recognition of impairment losses on long-lived assets when book values exceed expected future cash flows.
Based on the regulatory environment in which Cinergy's utility subsidiaries currently operate, compliance with the provisions of Statement 121 has not had nor is it expected to have an adverse effect on their financial condition or results of operations. However, this conclusion may change in the future as competitive pressures and potential restructuring influence the electric utility industry.

Cinergy and CG&E
6. An amendment to the Articles of CG&E was adopted at a special meeting of shareholders of CG&E, held on September 18, 1996. The amendment removes a provision of the Articles that limits CG&E's ability to issue unsecured debt, including short-term debt. Concurrently with the solicitation of proxies for the special meeting, Cinergy commenced an offer to purchase, for cash, any and all outstanding shares of preferred stock of CG&E. The tender offer, which commenced August 20, 1996, and expired September 18, 1996, was conditioned upon, among other things, the proposed amendment being approved and adopted at the special meeting. Approximately 90% (1,788,544 of 2,000,000 shares) of the outstanding shares of preferred stock of CG&E was tendered pursuant to Cinergy's offer. The source of funds for Cinergy's purchase of the tendered shares was a special cash dividend paid by CG&E to Cinergy on September 24, 1996. Cinergy made a capital contribution to CG&E of all the shares it acquired and CG&E canceled these shares. The difference between the par value of the preferred stock tendered and the purchase price paid (including tender fees paid to dealer managers) by Cinergy totaled $18.2 million, which is reflected in "Costs of Reacquisition of Preferred Stock of Subsidiaries" in the Consolidated Statements of Income.

The shares tendered and purchase price paid by Cinergy for each series of preferred stock are as follows:

                Series                            Shares       Price Per
       (Par value $100 per share)                Tendered        Share__

4%     Series Cumulative Preferred Stock          100,165      $ 64.00
4.75%  Series Cumulative Preferred Stock           88,379      $ 80.00
7.875% Series Cumulative Preferred Stock          800,000      $116.00
7.375% Series Cumulative Preferred Stock          800,000      $110.00
                                                1,788,544

As a result of the tender offer and the subsequent cancellation of shares by CG&E, CG&E currently has a total of 211,456 shares of preferred stock outstanding, consisting of 169,835 shares of the 4% Series and 41,621 Shares of the 4.75% Series. The 4.75% Series no longer meets certain listing requirements of the New York Stock Exchange and has been delisted. (See "Part II - Other Information" - "Item 4. Submission of Matters to a Vote of Security Holders.")

Cinergy, CG&E, PSI, and ULH&P
7. During 1996, Cinergy completed voluntary workforce reduction programs. Under these programs, 418 Cinergy exempt and non-bargaining unit employees and 201 PSI bargaining unit employees elected to terminate their employment with Cinergy. These elections resulted in a pre-tax cost for the non-bargaining unit program of approximately $38.2 million (allocated $19.1 million to CG&E and its subsidiaries, including ULH&P, and $19.1 million to PSI) and a pre-tax cost for the PSI bargaining unit program of approximately $14 million. Consistent with the merger savings sharing mechanisms previously approved by regulators, Cinergy has classified these costs as costs to achieve merger savings which resulted in approximately $14.6 million (pre-tax), allocable to Ohio electric jurisdictional customers, being charged to earnings in the second quarter of 1996. The remaining costs have been deferred for future recovery through rates as an offset against merger savings. A significant portion of these benefits is eligible for funding from qualified retirement plan assets.

Additionally, voluntary workforce reduction programs similar to the programs described above have been announced for bargaining unit employees of CG&E and its subsidiaries, including ULH&P. Under these programs, there are 232 bargaining unit employees who meet certain age and service requirements that are eligible for enhanced retirement benefits. Eligible employees who do not meet age and service requirements will receive severance benefits upon resignation from their employment. Program costs will not be known until after the participation election periods end in December 1996. The costs will be treated as costs to achieve merger savings, with the majority being charged to fourth quarter earnings and the remaining portion being deferred for future recovery.

Cinergy and PSI
8. On September 27, 1996, the IURC approved an overall average retail electric rate increase for PSI of 7.6% ($75.7 million annually). PSI had requested a retail rate increase of 10.5% ($104.8 million annually). Among other things, the IURC authorized a return on equity of 11.0% (before the 100 basis points additional common equity return allowed as a merger savings sharing mechanism) with an 8.21% overall rate of return on net original cost rate base, and the inclusion in rates of the Clean Coal Project, an ongoing level of DSM costs of $23 million, and a scrubber at Gibson. Consideration of the Company's requested increase in the ongoing level of DSM costs to $39 million was deferred to a separate currently pending proceeding specifically established to review PSI's current and proposed DSM programs. On October 17, 1996, the UCC and CAC filed with the IURC a Joint Petition for Reconsideration and Rehearing of the IURC's September 1996 Order. PSI has filed a response in opposition to the requested rehearing and reconsideration. PSI cannot predict what action the IURC may take with respect to the requested rehearing and reconsideration.

Cinergy and CG&E
9. In October 1996, the PUCO concluded hearings on CG&E's gas rate increase request of 7.8% ($26.7 million annually). The increase is being requested, in part, to recover capital investments made since CG&E's last gas rate increase in 1993. In July 1996, the Staff of the PUCO issued its Report of Investigation on the rate request recommending that CG&E receive an annual increase in gas revenues ranging from $3.5 million to $6.3 million. The differences between the Staff's recommendation and CG&E's request are primarily attributable to a decrease in working capital allowance, a lower rate of return, and the disallowance of certain capitalized information systems development costs and deferred merger costs. An order in the rate proceeding is anticipated by the end of the first quarter of 1997; however, Cinergy cannot predict what action the PUCO may take with respect to the proposed rate increase.

Cinergy and CG&E
10. On November 1, 1996, CG&E entered into a sale-leaseback agreement for certain equipment at Woodsdale. The lease is a capital lease with an initial lease term of five years. At the end of the initial lease term, the lease may be renewed at mutually agreed upon terms or the equipment may be repurchased by CG&E at the original sale amount. The monthly lease payment, comprised of interest only, will be based on the applicable LIBOR rate plus .30% and, therefore, the capital lease obligation will not be amortized over the initial lease term. The property under the capital lease will continue to be depreciated at the same rate as if the property were still owned by CG&E. CG&E will record a capital lease obligation of $21.6 million.

Cinergy
11. Avon Energy, a 50/50 joint venture between Cinergy and GPU, completed its acquisition of all of the outstanding common stock of Midlands during the third quarter of 1996. The total consideration paid by Avon Energy was approximately $2.6 billion. The funds for the acquisition were obtained from Cinergy's and GPU's investment in Avon Energy of approximately $500 million each, with the remainder being obtained by Avon Energy through the issuance of non-recourse debt. Cinergy has used debt to fund its entire investment in Avon Energy. Based on a preliminary allocation of the purchase price, Avon Energy has recorded goodwill of approximately $1.9 billion in connection with this acquisition.

Cinergy accounts for its investment in Avon Energy under the equity method. Avon Energy's results for the quarter ended September 30, 1996, include 100% of Midlands' results for the quarter as substantially all of the Midlands' stock had been acquired by Avon Energy as of the beginning of the quarter. Cinergy's equity in Avon Energy's earnings is 50%, the same as its ownership share.

The pro forma financial information presented below assumes 100% of Midlands was acquired on the first day of each respective period. The pro forma adjustments include recognition of equity in the estimated earnings of Avon Energy, an adjustment for interest expense on debt associated with Cinergy's investment in Avon Energy, and related income taxes. The estimated earnings of Avon Energy include the historical earnings of Midlands prior to its acquisition by Avon Energy, adjusted for the estimated effect of purchase accounting (including the amortization of goodwill) and conversion to United States generally accepted accounting principles, interest expense on debt issued by Avon Energy associated with the acquisition, and related income taxes. Sales of electricity are affected by seasonal weather patterns and, therefore, the results of Avon Energy/Midlands will not be distributed evenly during the year. (Equity in earnings of Avon Energy has been converted using the average exchange rates for the nine month and twelve month periods of $1.549/, and $1.556/, respectively.)

                        Nine Months Ended            Twelve Months Ended
                        September 30, 1996           September 30, 1996
                         Net     Earnings            Net      Earnings
                       Income    Per Share*        Income     Per Share*
                     (millions)                  (millions)

                                         (unaudited)

Cinergy                 $264      $1.56 (1)         $341       $2.05 (1)
Pro forma adjustments:
  Equity in Earnings
    of Avon Energy        31                          54
  Interest expense       (14)                        (23)
  Income taxes            (6)                        (11)

Pro forma result        $275      $1.63             $361       $2.18

  * Based on the average number of common shares outstanding for the period.

  (1) Earnings per share after a charge of $.12 per share for the cost of reacquiring preferred stock of CG&E through a tender offer.

Cinergy and PSI
12. On August 7, 1996, PSI entered into a coal supply agreement with Eagle for the supply of approximately 3 million tons of coal per year. The agreement (which runs through
December 31, 2000) provides for the payment by PSI of a buy-out fee of $179 million (including interest). This represents the fee paid by Eagle to Exxon to buy out the coal supply agreement between PSI and Exxon. Pursuant to the terms of the agreements, the price of coal paid by PSI will include a monthly buy-out charge which will be paid to Eagle through December 2000.

      As a result of the new coal supply agreement with Eagle, on the same day, PSI and the UCC entered into a settlement agreement which provides, in part, for PSI to recover the retail electric portion of the buy-out fee through the quarterly fuel adjustment clause, with carrying costs on unrecovered amounts, through December 2002. PSI and the UCC have filed a joint petition with the IURC for approval of this settlement agreement.
In, addition, PSI filed a petition with the FERC for waiver of fuel adjustment clause regulations. PSI cannot predict what actions the IURC or the FERC may take with respect to these petitions.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Recent Developments

Cinergy
Joint Venture In May 1996, Cinergy, GPU, and Midlands announced the terms of a recommended cash offer for Midlands to be made by Avon Energy. Cinergy and GPU each own 50% of Avon Energy. Midlands, one of 12 regional electric companies in the United Kingdom, is headquartered in Birmingham, England. Midlands' principal business is the distribution of electricity to approximately 2.2 million customers. Avon Energy commenced the offer to acquire all of the shares of Midlands on the terms and subject to conditions set out in an offering document. On June 6, 1996, Cinergy and GPU announced that Avon Energy declared the cash offer wholly unconditional in all respects and thereby was committed to purchase all outstanding shares of Midlands. During the third quarter of 1996, Avon Energy completed the acquisition of all outstanding shares of Midlands. The total acquisition price of Midlands is approximately (Pound Sterling) 1.7 billion (or approximately $2.6 billion - U.S.). For further information, reference is made to Cinergy's Current Reports on Form 8-K dated May 7, 1996, and June 6, 1996, as amended.

See Note 11 of the "Notes to Financial Statements" in "Part I. Financial Information" for pro forma financial information relating to the acquisition of Midlands.

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

On September 27, 1996, Fitch raised its ratings of PSI's first mortgage bonds, secured medium-term notes, and secured pollution control revenue bonds to A from A- and PSI's unsecured pollution control notes to A- from BBB+. Additionally, the preferred stock ratings were reaffirmed at BBB+. Fitch stated that these ratings reflect PSI's competitive profile, which is based upon various factors that has prepared it to compete effectively in an unregulated electric marketplace.

Cinergy, CG&E, PSI, and ULH&P
Competitive Pressures As discussed in the 1995 Form 10-K, the primary factor influencing the future profitability of Cinergy is the changing competitive environment for energy services, including the impact of emerging technologies, and the related commoditization of electric power markets. Changes in the industry include increased competition in wholesale power markets and ongoing pressure for "customer choice" by large industrial customers, and ultimately, by all retail customers. Cinergy supports increased competition in the electric utility industry and has chosen to take a leadership role in state and Federal debates on industry reform.
As the electric utility industry moves toward a competitive environment, Cinergy is reassessing its corporate structure, including the issue of whether to remain vertically integrated. As a first step toward "unbundling" the business for a competitive environment, Cinergy has reorganized into strategic business units. This functional reorganization separated Cinergy's utility businesses into an energy services business unit, an energy delivery business unit, and an energy commodities business unit. Cinergy continues to analyze what benefits, if any, may exist in the future for its various stakeholders of separating the business units into different corporations.

Cinergy, CG&E, PSI, and ULH&P
Contract Negotiations As previously reported, members of IBEW Local No. 1393 ratified a new labor agreement with PSI effective May 24, 1996, and expiring April 30, 1999. Additionally, members of IBEW Local No. 1347, USWA Local Nos. 12049 and 14214, and the IUU approved new contracts with CG&E expiring April 1, 2001, May 15, 2002, and April 1, 2001, respectively.

Regulatory Matters

Cinergy, CG&E, PSI, and ULH&P
FERC Orders 888 and 889 In April 1996, the FERC issued final orders relating to its previously issued mega-NOPR. The unanimously-passed final rules, which contain essentially the same provisions as the mega-NOPR, provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the filed tariffs for their own bulk power transactions, establish an electronic bulletin board for transmission availability and pricing information, and establish a contract-based approach to recovering any potential stranded costs as a result of customer choice at the wholesale level. The FERC expects the rules to "accelerate competition and bring lower prices and more choices to energy customers." The final rules became effective in July 1996. CG&E, PSI, and ULH&P have made compliance filings with the FERC and are now operating under open access/comparability tariffs.

Concurrent with the issuance of the final orders, the FERC also issued a related NOPR which establishes a new system for utilities to use in reserving capacity on their own and others' transmission systems. Cinergy has filed formal comments with the FERC which, generally, support several of the broad policy goals of the NOPR but raise implementation and prioritization issues. The FERC proposed in the NOPR that a capacity reservation tariff replace open access tariffs by December 31, 1997.

Cinergy and CG&E
Legislation On June 18, 1996, House Bill 476 (HB 476) was signed into law by the Governor of Ohio. HB 476 addresses regulatory reform of the natural gas industry at the state level and thus, is an extension of Order 636 for local distribution companies. The Ohio law, among other things, provides that natural gas commodity sales services may be exempted from PUCO regulation and that the PUCO allow alternative ratemaking methodologies in connection with other regulated services. The PUCO has initiated a rulemaking proceeding to promulgate administrative rules necessary to implement the law.

Cinergy and PSI
PSI's Retail Rate Proceeding See Note 8 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy and CG&E
CG&E's Gas Rate Proceeding See Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information."

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P
New Accounting Standard See Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information."

CAPITAL REQUIREMENTS

Cinergy and CG&E
Preferred Stock Tender Offer See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

Other Commitments

Cinergy and PSI
WVPA Litigation See Note 4 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, PSI, and ULH&P
1996 Voluntary Workforce Reduction Programs See Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information."

CAPITAL RESOURCES

Cinergy, CG&E, PSI, and ULH&P
Long-term Debt and Preferred Stock For information regarding recent securities redemptions, see Notes 2, 3, and 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt The operating subsidiary companies of Cinergy have the following short-term debt authorizations and lines of credit:

                                                Committed           Unused
                              Authorized          Lines__            Lines
                                              (in millions)

    Cinergy & Subsidiaries       $838              $280               $64
    CG&E & Subsidiaries           435                80                11
    PSI                           400               200                53
    ULH&P                          35                -                 -

Additionally, Cinergy has established a $600 million credit facility, which expires in May 2001, of which $96 million remained unused as of November 11, 1996. This new credit facility was established, in part, to fund the acquisition of Midlands through Avon Energy ($500 million has been designated for this purpose) with the remaining portion available for general corporate purposes. The prior $100 million credit facility, which would have expired in September 1997, has been terminated.

In addition, Cinergy U.K. entered into a $40 million non-recourse credit agreement, of which $27 million is outstanding as of November 11, 1996. This new credit agreement was also used to fund the acquisition of Midlands.

Cinergy has borrowed approximately $500 million under the two agreements to fund its equity investment in Avon Energy.

Cinergy, CG&E, PSI, and ULH&P
Sales of Accounts Receivables As discussed in each registrant's 1995 Form 10-K, in January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivables. Under the agreement, the companies have the authority to sell up to an aggregate maximum of $350 million of which $257 million has been sold as of October 31, 1996.

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
Reference is made to "ITEM 1. FINANCIAL STATEMENTS" in "PART I. FINANCIAL INFORMATION."

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI
Merger Litigation The United States Court of Appeals for the District of Columbia Circuit will hear oral arguments in connection with AEP's petition for review of the FERC's Merger Order. AEP has objected to the Merger Order alleging that the post-merger operations of Cinergy would require the use of AEP's transmission facilities on a continuous basis without compensation. AEP contends that the FERC, in issuing the Merger Order, did not adequately evaluate the impact on AEP or whether the need to use AEP's transmission facilities would interfere with Cinergy achieving merger benefits. In addition, AEP claims that the FERC failed to evaluate the extent to which the merged facilities' operations would be consistent with the integrated public utility concept of the PUHCA. CG&E and PSI have intervened in this action.
At this time, Cinergy, CG&E, and PSI cannot predict the outcome of the appeal.

Additionally, see Notes 4, 8, 9, and 12 of the "Notes to Financial Statements" in "Part I. Financial Information."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
CG&E
(a) A special meeting of shareholders of CG&E was held September 18, 1996 in Cincinnati, Ohio.

(c) An amendment to CG&E's Articles was approved. The amendment removes a provision of the Articles that limited the amount of unsecured debt, including short-term debt, that could be incurred by CG&E. There were 89,663,086 common shares that voted for the amendment. There were 1,800,315 affirmative votes of preferred stock, 35,677 negative votes, and 21,077 abstentions. A two-thirds affirmative vote of both common and preferred shares, each voting as a separate class, was required to approve the amendment.

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

Cinergy, CG&E, and PSI
In August 1996, Cinergy sold its ownership interests in PSI Recycling which recycled metal from CG&E and paper, metal, and other materials from PSI.

Cinergy and CG&E
In October 1996, Cinergy sold certain electric generating equipment for removal from Miami Fort.

Cinergy, CG&E, PSI, and ULH&P
Additionally, refer to the "Recent Developments" and "Regulatory Matters" sections in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" for information concerning new contracts between CG&E (including ULH&P), PSI and certain of the union organizations, Cinergy's Joint Venture, the status of the CG&E gas rate proceeding, and the Company's functional restructuring.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)  The following exhibits are filed herewith:

       Exhibit
     Designation                        Nature of Exhibit


CG&E
          3-a Amended Articles of Incorporation of CG&E effective October 23, 1996.

PSI
          3-b            By-laws of PSI, as amended on October 22, 1996.

Cinergy and PSI
          4-a Loan Agreement between PSI and the City of Princeton, Indiana dated November 7, 1996.

Cinergy
         10-a Amendment to Cinergy's Stock Option Plan, adopted on October 22, 1996.

         10-b Amendment to Cinergy's Performance Shares Plan, adopted on October 22, 1996.

         10-c Amendment to Cinergy's 1996 Long-Term Incentive Compensation Plan adopted on October 22, 1996.

         10-d Amendment to Cinergy's Employee Stock Purchase and Savings Plan, adopted on October 22, 1996.

         10-e Amendment to Cinergy's Directors' Deferred Compensation Plan, adopted on October 22, 1996.

Cinergy, CG&E, PSI, and ULH&P
         27              Financial Data Schedules (included in
                         electronic submission only).

Cinergy
  (b)  No reports on Form 8-K were filed during the quarter.

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

 CINERGY CORP.
                                      THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY
Registrants




Date:  November 12, 1996                           J. Wayne Leonard  _________
                                                Duly Authorized Officer


Date:  November 12, 1996                           Charles J. Winger        __
                                               Chief Accounting Officer