Form 10-K
period 1996-12-31
CINCINNATI GAS & ELECTRIC CO
filed 1997-03-27
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K
(Mark One)
(x) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 1996

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
     Registrant            Title of each class          on which registered
Cinergy Corp.           Common Stock                   New York Stock Exchange

The Cincinnati Gas      Cumulative Preferred Stock
  & Electric Company      4%                           New York Stock Exchange
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

The Union Light,        None
  Heat and Power
  Company

Securities registered pursuant to Section 12(g) of the Act for Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company: None

Indicate by check mark whether all registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

Requirements pursuant to Item 405 of Regulation S-K are not applicable for The Union Light, Heat and Power Company.

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) of Form 10-K.

As of February 28, 1997, the aggregate market values of Cinergy Corp. Common Stock and PSI Energy, Inc. Cumulative Preferred Stock held by non-affiliates were $5.4 billion and $174 million, respectively.

Cinergy Corp. is the sole owner of the Common Stock of each of PSI Energy, Inc. and The Cincinnati Gas & Electric Company. The Union Light, Heat and Power Company's Common Stock is wholly-owned by The Cincinnati Gas & Electric Company.

As of February 28, 1997, shares of Common Stock outstanding for each registrant were as listed:

              Company                                                Shares
Cinergy Corp., par value $.01 per share                            157,679,129
The Cincinnati Gas & Electric Company, par value $8.50 per share    89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share    53,913,701
The Union Light, Heat and Power Company, par value $15.00 per share    585,333

                    DOCUMENTS INCORPORATED BY REFERENCE

The Proxy Statement of Cinergy Corp. dated March 17, 1997, and the Information Statement of PSI Energy, Inc. dated March 24, 1997, are incorporated by reference into Part III of this report.

This combined Form 10-K is separately filed by Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company. Information contained herein relating to any individual registrant is filed by such registrant on its own behalf. Each registrant makes no representation as to information relating to the other registrants.

                                TABLE OF CONTENTS
 Item                                                                   Page
Number                                                                 Number

                                      PART I

  1      Business
           Organization . . . . . . . . . . . . . . . . . . . . . .       X
           CG&E . . . . . . . . . . . . . . . . . . . . . . . . . .       X
           ULH&P. . . . . . . . . . . . . . . . . . . . . . . . . .       X
           PSI. . . . . . . . . . . . . . . . . . . . . . . . . . .       X
           Investments. . . . . . . . . . . . . . . . . . . . . . .       X

           Services . . . . . . . . . . . . . . . . . . . . . . . .      XX
           Customer, Sales, and Revenue Data. . . . . . . . . . . .      XX
           Financial Information by Business Segment. . . . . . . .      XX
           Regulation . . . . . . . . . . . . . . . . . . . . . . .      XX
           Regulatory Matters . . . . . . . . . . . . . . . . . . .      XX
           Power Supply . . . . . . . . . . . . . . . . . . . . . .      XX
           Fuel Supply. . . . . . . . . . . . . . . . . . . . . . .      XX
           Gas Supply . . . . . . . . . . . . . . . . . . . . . . .      XX
           Competition. . . . . . . . . . . . . . . . . . . . . . .      XX
           Capital Requirements . . . . . . . . . . . . . . . . . .      XX
           Environmental Matters. . . . . . . . . . . . . . . . . .      XX
           Employees. . . . . . . . . . . . . . . . . . . . . . . .      XX
  2      Properties . . . . . . . . . . . . . . . . . . . . . . . .      XX
           CG&E . . . . . . . . . . . . . . . . . . . . . . . . . .      XX
           PSI. . . . . . . . . . . . . . . . . . . . . . . . . . .      XX
           ULH&P. . . . . . . . . . . . . . . . . . . . . . . . . .      XX
           Other Utility Subsidiaries . . . . . . . . . . . . . . .      XX
  3      Legal Proceedings
           Merger Litigation. . . . . . . . . . . . . . . . . . . .      XX
           WVPA Settlement Agreement. . . . . . . . . . . . . . . .      XX
           Enertech Litigation.. . . . . . . . . . . . .                 XX
4        Submission of Matters to a Vote of Security Holders. . . .      XX
         Executive Officers of the Registrant . . . . . . . . . . .      XX

                                     PART II

  5      Market for Registrant's Common Equity
           and Related Stockholder Matters. . . . . . . . . . . . .      XX
  6      Selected Financial Data. . . . . . . . . . . . . . . . . .      XX
  7      Management's Discussion and Analysis of Financial
           Condition and Results of Operations. . . . . . . . . . .      XX
         Index to Financial Statements and Financial Statement
           Schedules. . . . . . . . . . . . . . . . . . . . . . . .      XX
  8      Financial Statements and Supplementary Data. . . . . . . .      XX
  9      Changes in and Disagreements with Accountants on
           Accounting and Financial Disclosure. . . . . . . . . . .     XXX

                                       PART III

 10      Directors and Executive Officers of the Registrant . . . .     XXX
 11      Executive Compensation . . . . . . . . . . . . . . . . . .     XXX
 12      Security Ownership of Certain Beneficial Owners
           and Management . . . . . . . . . . . . . . . . . . . . .     XXX
 13      Certain Relationships and Related Transactions . . . . . .     XXX

                                      PART IV

 14      Exhibits, Financial Statement Schedules, and
           Reports on Form 8-K
             Financial Statements and Schedules . . . . . . . . . .     XXX
                     Reports on Form 8-K. . . . . . . . . . . . . . . . . .
  XXX
             Exhibits . . . . . . . . . . . . . . . . . . . . . . .     XXX
         Signatures . . . . . . . . . . . . . . . . . . . . . . . .     XXX

                                    PART I

                               ITEM 1.  BUSINESS

Cinergy, CG&E, PSI, and ULH&P

Organization

Cinergy Corp., a Delaware corporation (Cinergy or Company), is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Cinergy was created in the October 1994 merger of PSI Resources, Inc. (Resources) and The Cincinnati Gas & Electric Company (CG&E). The business combination was accounted for as a pooling of interests. Following the merger, Cinergy became the parent holding company of PSI Energy, Inc. (PSI), previously Resources' utility subsidiary, CG&E, Cinergy Investments, Inc. (Investments) and Cinergy Services, Inc. (Services).

Cinergy's two utility subsidiaries, CG&E and PSI, account for the majority of Cinergy's revenues and total assets.

Cinergy, CG&E, and ULH&P

CG&E

CG&E, an Ohio corporation, is a combination electric and gas public utility company with five wholly-owned utility subsidiaries, The Union Light, Heat and Power Company (ULH&P), Miami Power Corporation (Miami), The West Harrison Gas and Electric Company, an Indiana corporation (West Harrison), KO Transmission Company (KO Transmission), and Lawrenceburg Gas Company, an Indiana corporation (Lawrenceburg). In addition, CG&E has one wholly-owned non-utility subsidiary, Tri-State Improvement Company (Tri-State).

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

KO Transmission, a Kentucky corporation, acquired an interest in an interstate natural gas pipeline in June 1996, to which CG&E was entitled as a result of a settlement with the Columbia Gas Transmission Corp. KO Transmission is engaged in the transportation of natural gas in interstate commerce between Kentucky and Ohio.

Tri-State, an Ohio corporation, is devoted to acquiring and holding property in Ohio, Kentucky, and Indiana for substations, electric and gas rights of way, office space, and other uses in CG&E's and its subsidiaries' operations.

ULH&P

ULH&P, a Kentucky corporation, is engaged in the transmission, distribution, and sale of electric energy and the sale and transportation of natural gas in northern Kentucky. The area served with electricity, gas, or both covers approximately 500 square miles, has an estimated population of 299,000 people, and includes the cities of Covington and Newport in Kentucky.

Cinergy and PSI

PSI

PSI, an Indiana corporation, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. It serves an estimated population of two million people located in 69 of the state's 92 counties including the cities of Bloomington, Columbus, Kokomo, Lafayette, New Albany, and Terre Haute.

PSI Energy Argentina, Inc., a wholly-owned subsidiary of PSI and an Indiana corporation (PSI Energy Argentina), was formed to invest in foreign utility companies. PSI Energy Argentina is a member of a multinational consortium which has controlling ownership of Edesur S.A. (Edesur). Edesur is an electricity-distribution network serving the southern half of Buenos Aires, Argentina. Edesur provides distribution services to 2.1 million customers. PSI Energy Argentina owns a small equity interest in this project and provides operating and consulting services.

South Construction Company, Inc., a wholly-owned subsidiary of PSI and an Indiana corporation (South Construction), has been used solely to hold legal title to real estate and interests in real estate which are either not used and useful in the conduct of PSI's business (such as undeveloped real estate of PSI abutting a PSI office building) or which has some defect in title which is unacceptable to PSI. Most of the real estate to which South Construction acquires title relates to PSI's utility business.

Cinergy

Investments

Investments, a Delaware corporation, is a non-utility subholding company that was formed to operate Cinergy's domestic non-utility and international businesses and interests. Investments holds the following non-utility subsidiaries and interests, which are more fully described below: Enertech Associates, Inc. (Enertech), formerly Power International, Inc. (Power International), formerly Enertech Associates International, Inc.; Cinergy Resources, Inc. (Cinergy Resources), formerly CG&E Resource Marketing, Inc.; CGE ECK, Inc.; Cinergy Technology, Inc. (Technology), formerly PSI Environmental Corp.; Cinergy Solutions, Inc. (Solutions); Cinergy Cooling Corp. (CoolCo); Cinergy UK, Inc. (Cinergy UK), formerly ME Holdings, Inc.; and Cinergy Capital & Trading, Inc. (Capital & Trading), formerly Wholesale Power Services, Inc.

Enertech was incorporated in Ohio in 1992 as a vehicle for CG&E to offer utility management consulting services and to pursue investment opportunities in energy-related areas, including demand-side management (DSM) services, consulting, energy and fuel brokering, engineering services, construction and/or operation of generation, cogeneration, and independent power production facilities, and project development. In July 1994, Enertech acquired Beheer-En Belegginsmaatschappij Bruwabel B.V. (Bruwabel) and its subsidiaries for the purpose of pursuing design, engineering, and development work involving energy privatization projects, primarily in the Czech Republic. In June 1996, Investments sold what remained of its investment in Bruwabel and its subsidiaries and their assets, including the Vytopna Kromeriz Heating Plant which was acquired by Power Development s.r.o. in 1995. (See Note 12(d) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Cinergy Resources, a Delaware corporation, was formed to hold CG&E's interest in U.S. Energy Partners, a gas marketing partnership that was dissolved effective September 1, 1995. Upon dissolution, Cinergy Resources took its portion of the partnership assets to continue in the gas marketing business. Cinergy Resources competes with traditional, regulated local distribution companies by offering "merchant service" (i.e., acquiring natural gas for resale to end-use customers) and brokers gas to industrial and large commercial customers.

Technology, an Indiana corporation, was created to manage certain existing technology-related investments of Cinergy, assess the market potential for technology-related product and service development opportunities, and form key alliances for technology-related product development.

Solutions, a Delaware corporation, was formed to market an array of energy-related products and services and develop, acquire, own, and operate certain energy-related projects. Solutions holds a 50% interest in Trigen-Cinergy Solutions LLC, a Delaware limited liability company, (Trigen-Cinergy). Trigen-Cinergy was formed to build, own, and operate cogeneration and trigeneration facilities for industrial plants, office buildings, shopping centers, hospitals, universities, and other major energy users that can benefit from combined heat and power production economies. Trigen-Cinergy will also provide energy and asset management services, including fuel procurement, ancillary to its activities. (See Note 1(e)(ii) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

CoolCo, incorporated in Ohio in February 1996, was formed to engage in the district cooling business. The City of Cincinnati awarded an exclusive franchise that permits CoolCo to construct, install, maintain, and operate a chilled water system in the downtown business district of Cincinnati, Ohio. Construction of such system began in the third quarter of 1996.

Cinergy UK, a Delaware corporation, was formed to hold Cinergy's 50% interest in Avon Energy Partners Holdings, an unlimited liability company, and its wholly owned subsidiary, Avon Energy Partners PLC, a limited liability company (collectively, Avon Energy). During 1996, Avon Energy acquired all of the outstanding common stock of Midlands Electricity plc (Midlands), a United Kingdom (U.K.) regional electric company. Midlands primarily distributes and supplies electricity to 2.2 million industrial, commercial, and residential customers. In addition, Midlands, together with its subsidiaries, generates power, supplies natural gas to industrial and commercial customers, and performs electrical contracting services. (See Notes 1(e)(i) and 12(g) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

PSI Recycling, Inc. (Recycling) is an Indiana corporation which recycled metal from CG&E and paper, metal, and other materials from PSI, its largest single supplier, and other sources. Investments sold the assets of Recycling in August 1996.

Power Equipment Supply Co. (PESCO) was incorporated in Indiana to sell equipment and parts from a PSI generating plant which was canceled, the Marble Hill Nuclear Project. PESCO also purchased equipment for resale, brokered equipment, and sold equipment on consignment for others. PESCO discontinued operations in early 1996.

Capital & Trading, an Indiana corporation, was formed to engage in the business of marketing power, emission allowances, electricity futures, and related products and services and to provide consulting services in the wholesale power-related markets. Capital & Trading will be devoted to marketing and brokering energy commodities to customers nationwide.

Cinergy, CG&E, PSI, and ULH&P

Services

Services, a Delaware corporation, is the service company for the Cinergy system, providing member companies with a variety of administrative, management, and support services.

Cinergy, CG&E, PSI, and ULH&P

Customer, Sales, and Revenue Data

The number of customers served at year-end and the percent of operating revenues derived from the sale of electricity and the sale and transportation of natural gas for each registrant for 1996 are as follows:

                                                    Operating
                                Customers           Revenues
Registrant                   Electric    Gas     Electric   Gas

Cinergy and subsidiaries    1,391,938  450,047      84%     14%
CG&E and subsidiaries         729,391  450,047      75%     24%
PSI                           662,549    N/A        98%     N/A
ULH&P                         115,969   75,783      71%     28%

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

Cinergy, CG&E, and ULH&P

Financial Information by Business Segment

For financial information by business segment, see Note 15 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data." For a discussion of the potential divestiture of CG&E's, including ULH&P's, gas operations, see Note 12(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."
Regulation

Cinergy, CG&E, PSI, and ULH&P

Cinergy, its utility subsidiaries, and certain of its non-utility subsidiaries are subject to regulation by the Securities and Exchange Commission (SEC) under the Public Utilities Holding Company Act of 1935 (PUHCA) with respect to, among other things, issuances and sales of securities, acquisitions and sales of certain utility properties, acquisitions and retentions of interests in non-utility businesses, intrasystem sales of certain goods and services, the method of keeping accounts, and access to books and records. In addition, the PUHCA generally limits registered holding companies to a single "integrated" public utility system, which the SEC traditionally has interpreted to prohibit a registered holding company, with limited exceptions, from owning both gas and electric properties. (Refer to the information appearing under the captions "Repeal of the PUHCA" in the "Competitive Pressures" section and "Potential Divestiture of Gas Operations" in the "Regulatory Matters" section in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and to Note 1(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

CG&E, ULH&P, Miami, and PSI are each subject to regulation by the Federal Energy Regulatory Commission (FERC) under the Federal Power Act with respect to the classification of accounts, rates for wholesale sales of electricity, interconnection agreements, and acquisitions and sales of certain utility properties. In addition, services by KO Transmission are rendered in accordance with terms and conditions and at rates contained in a gas tariff filed with the FERC. Transportation of gas between CG&E and ULH&P is subject to regulation by the FERC under the Natural Gas Act.

Cinergy, CG&E, and ULH&P

CG&E, as a public utility under the laws of Ohio, is also subject to regulation by the Public Utilities Commission of Ohio (PUCO) as to retail electric and gas rates, services, accounts, depreciation, issuance of securities, acquisitions and sales of certain utility properties, and in other respects as provided by Ohio law. Rates within municipalities in Ohio are subject to original regulation by the municipalities. The Ohio Power Siting Board, a division of the PUCO, has jurisdiction in Ohio over the location, construction, and initial operation of new electric generating facilities and certain electric and gas transmission lines presently utilized by CG&E. As to retail rates and other matters, ULH&P is regulated by the Kentucky Public Service Commission (KPSC), and West Harrison and Lawrenceburg are regulated by the Indiana Utility Regulatory Commission (IURC).

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

Cinergy, CG&E, PSI, and ULH&P

Regulatory Matters

Refer to the information appearing under the caption "Regulatory Matters" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Power Supply

Cinergy, CG&E, PSI, and ULH&P

Cinergy and other utilities in an eight-state region are participating in the East Central Area Reliability Coordination Agreement for the purpose of coordinating the planning and operation of generating and transmission facilities to provide for maximum reliability of regional bulk power supply. (Refer to the information appearing under the caption "Cinergy's Response to the Changing Competitive Environment" in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Cinergy's involvement in a coalition for operation of a regional transmission system.)

In addition to an intercompany tie between CG&E's and PSI's electric systems, Cinergy's electric system, which is operated by Services, is interconnected with the electric systems of Indiana Michigan Power Company, Columbus Southern Power Company, Ohio Power Company (all doing business as American Electric Power Company, Inc. (AEP)), Central Illinois Public Service Company, East Kentucky Power Cooperative, Hoosier Energy Rural Electric Cooperative, Inc., Indianapolis Power and Light Company, Kentucky Utilities Company, Louisville Gas & Electric Company (LG&E), Northern Indiana Public Service Company, Southern Indiana Gas and Electric Company, The Dayton Power and Light Company, and Ohio Valley Electric Corporation.

Cinergy and PSI

PSI has a power supply relationship with Wabash Valley Power Association, Inc.
(WVPA) and Indiana Municipal Power Agency (IMPA) through power coordination agreements. WVPA and IMPA are also parties with PSI to a joint transmission and local facilities agreement.

Cinergy, CG&E, and ULH&P

ULH&P does not own or operate any electric generating facilities. Its requirements for electric energy are purchased from CG&E at rates regulated by the FERC.

Fuel Supply

Cinergy

Cinergy purchases approximately 25 million tons of coal annually for use by CG&E and PSI, which historically would rank Cinergy as the sixth largest utility coal purchaser in the United States.

Cinergy, CG&E, and PSI

A major portion of the coal required by CG&E and PSI is obtained through both long- and short-term coal supply agreements, with the remaining requirements purchased on the spot market. The prices to be paid under most of these contracts are subject to adjustment. In addition, some of these agreements include extension options and termination provisions pertaining to coal quality. The coal delivered under these contracts is primarily from mines located in Indiana, Illinois, and Pennsylvania for PSI and Ohio, Kentucky, West Virginia, and Pennsylvania for CG&E.

CG&E and PSI monitor alternative sources to assure a continuing availability of economical fuel supplies. The companies intend to maintain the practice of purchasing a portion of their coal requirements on the spot market and will continue to investigate the least cost coal options in connection with their compliance with the Clean Air Act Amendments of 1990 (CAAA) (see the information appearing under the caption "Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations").

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

Cinergy, CG&E, and ULH&P

Gas Supply

In 1996, CG&E and its utility subsidiaries, including ULH&P, purchased the majority of their natural gas supply (78%) from firm supply agreements, with remaining volumes purchased in the spot market. These firm contracts feature dual levels of gas supply: base load for continuous supply for CG&E's and its utility subsidiaries' core requirements, and "swing" load, which is gas available on a daily basis to accommodate changes in demand. CG&E pays reservation charges for firm base and swing supplies. These charges guarantee delivery from the supplier during extreme weather and protect the supplier from fluctuations in daily prices associated with swing supplies.

However, as the trend of industrial customers purchasing gas directly from producers and utilizing CG&E's facilities for transportation increases, CG&E and its subsidiaries seek to minimize contract commitment costs to firm suppliers, and reduce the amount of reservation charges paid to suppliers for firm supply. Accordingly, CG&E and its subsidiaries anticipate purchasing approximately 50% of their gas supply in the spot market and only 50% from firm supply agreements in 1997.

Gas purchased by CG&E and its subsidiaries is transported on interstate pipelines either directly to CG&E's and its subsidiaries' distribution systems, or it is injected into pipeline storage facilities for withdrawal and delivery in the future. Most of CG&E's and its utility subsidiaries' gas supplies are sourced from the Gulf of Mexico coastal area. CG&E and its subsidiaries have also obtained limited supply sourced from the Appalachian region and the mid-continent (Arkansas - Oklahoma) basin, and from methane gas recovered from an Ohio landfill. Over the long term, natural gas is expected to retain its competitiveness with alternative fuels. However, colder or warmer than normal winter weather conditions can cause significant price fluctuation.

Cinergy, CG&E, PSI, and ULH&P

Competition

Refer to the information appearing under the caption "Competitive Pressures" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Cinergy, CG&E, PSI, and ULH&P

Capital Requirements

Refer to the information appearing under the caption "Capital Requirements" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Cinergy, CG&E, and PSI

Environmental Matters

Environmental compliance construction expenditures for 1997 for Cinergy and its subsidiaries are forecasted to be as follows:


                    Registrant               Expenditures
                                            (in thousands)

                    CG&E and subsidiaries        $709
                    PSI                           245
                    Cinergy and subsidiaries     $954

In addition, refer to the information appearing under the caption
"Environmental Issues" in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Employees

Cinergy

The number of employees of Cinergy and its subsidiaries at December 31, 1996, was 7,973, of whom 4,678 belonged to bargaining units. These bargaining unit employees were represented by labor agreements between CG&E and its subsidiaries, including ULH&P, or PSI and the applicable union organization. Of Cinergy's total employees, 3,019 employees were represented by the International Brotherhood of Electrical Workers (IBEW), 456 were represented by the United Steelworkers of America (USWA), and 1,203 were represented by the Independent Utilities Union (IUU).

Employees assigned to Services at December 31, 1996, totaled 2,798, of whom 905 belonged to bargaining units. These bargaining unit employees were represented by the labor agreements previously discussed. Of Services' total employees, 477 were represented by the IUU, 7 were represented by the USWA, and 421 were represented by the IBEW (142 were represented by the agreement with PSI and 279 were represented by the agreement with CG&E).

Cinergy and CG&E

The number of employees of CG&E and its subsidiaries at December 31, 1996, was 2,964, of whom CG&E employed 2,676, ULH&P employed 276, and Lawrenceburg employed 12.

CG&E and its subsidiaries have collective bargaining agreements with several union organizations. Of CG&E's and its subsidiaries' total employees 726 employees were represented by the IUU, 449 were represented by the USWA, and 1,215 were represented by the IBEW. The current contract between CG&E and the IUU will expire in April 2001. CG&E and its subsidiaries have a contract with the USWA expiring May 15, 2002. The IBEW contract expires April 1, 2001.

Cinergy and PSI

The number of employees of PSI at December 31, 1996, was 2,211, of whom 1,383 were represented by the IBEW.

PSI's collective bargaining agreement with the IBEW will expire at the end of April 1999.

Cinergy and ULH&P

The number of employees of ULH&P at December 31, 1996, was 276, of whom 229 belonged to bargaining units. These bargaining unit employees were represented by the same labor agreements between CG&E and the applicable union organization. Of ULH&P's total employees, 62 employees were represented by the IBEW, 102 were represented by the USWA, and 65 were represented by the IUU.

The current contract between ULH&P and the IUU will expire in April 2001. ULH&P has agreements with the USWA and IBEW that will expire May 15, 2002, and April 1, 2001, respectively.

ITEM 2.  PROPERTIES

Cinergy, CG&E, PSI, and ULH&P

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

In addition to the information discussed herein, refer to Note 13 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

Cinergy, CG&E, and PSI

At December 31, 1996, the Cinergy utility subsidiaries owned electric generating plants, or portions thereof in the case of jointly owned plants, with net capabilities (winter ratings) as shown in the following table:




                                                                                           Net
                                                               Percent    Principal    Capability
         Plant Name                      Location             Ownership  Fuel Source  megawatts (mw)__
CG&E
Steam Electric Generating Plants:
Miami Fort Station (Units 5&6)     North Bend, Ohio        100.00%       Coal         243
Miami Fort Station (Units 7&8)     North Bend, Ohio         64.00        Coal         640
W.C. Beckjord Station (Units 1-5)  New Richmond, Ohio      100.00        Coal         704
W.C. Beckjord Station (Unit 6)     New Richmond, Ohio       37.50        Coal         158
J.M. Stuart Station                Aberdeen, Ohio           39.00*       Coal         913
Killen Station                     Adams County, Ohio       33.00*       Coal         198
Conesville Station                 Conesville, Ohio         40.00*       Coal         312
William H. Zimmer Generating
  Station                          Moscow, Ohio             46.50        Coal         605
East Bend Station                  Boone County, Kentucky   69.00        Coal         414

Combustion Turbines:
Dicks Creek Station                Middletown, Ohio        100.00        Gas          172
Miami Fort Gas Turbine Station     North Bend, Ohio        100.00        Oil           78
W.C. Beckjord Gas Turbine Station  New Richmond, Ohio      100.00        Oil          245
Woodsdale Generating Station       Butler County, Ohio     100.00        Gas          564

PSI
Steam Electric Generating Plants:
Gibson Generating Station:
  (Units 1-4)                      Princeton, Indiana      100.00        Coal       2,532
  (Unit 5)                         Princeton, Indiana       50.05        Coal         313
Wabash River Station               Terre Haute, Indiana    100.00        Coal         668
Cayuga Station                     Cayuga, Indiana         100.00        Coal       1,005
R.A. Gallagher Station             New Albany, Indiana     100.00        Coal         560
Edwardsport Station                Edwardsport, Indiana    100.00        Coal         160
Noblesville Station                Noblesville, Indiana    100.00        Coal          90

Combustion Turbines:
Cayuga Combustion Turbine          Cayuga, Indiana         100.00        Gas          120
Wabash River Coal Gasification
  Project                          Terre Haute, Indiana    100.00        Coal         262

Internal Combustion Units:
Connersville Peaking Station       Connersville, Indiana   100.00        Oil           98
Miami-Wabash Peaking Station       Wabash, Indiana         100.00        Oil          104
Cayuga Peaking Units               Cayuga, Indiana         100.00        Oil           11
Wabash River Peaking Units         Terre Haute, Indiana    100.00        Oil            8

Hydroelectric Generating Station:
Markland Generating Station        Markland Dam, Ohio
                                     River                 100.00        Water         45

Station is not operated by CG&E.

Cinergy and CG&E

CG&E

CG&E's 1996 peak load, which occurred on August 6 and was exclusive of off-system transactions, was 4,452 mw. For the period 1997 through 2006, peak load and kilowatt-hour (kwh) sales are each forecasted to have annual growth rates of 2%. These forecasts reflect CG&E's load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude an assessment of DSM, non-firm power transactions, and any potential off-system, long-term firm power sales.

As of December 31, 1996, CG&E's transmission system consisted of 388 circuit miles of 345,000 volt line, 618 circuit miles of 138,000 volt line, 520 circuit miles of 69,000 volt line, and 116 circuit miles of lesser volt line, all within the states of Ohio and Kentucky. In addition, as of December 31, 1996, CG&E's distribution system consisted of 14,647 circuit miles, all within the state of Ohio. As of the same date, CG&E's transmission substations had a combined capacity of 14,845,000 kilovolt-amperes, and the distribution substations had a combined capacity of 5,968,000 kilovolt-amperes. A portion of CG&E's total transmission system is jointly owned, primarily in connection with its jointly owned electric generating units.

During 1996, almost all of the electricity generated by units owned by CG&E or in which it has an ownership interest was produced by coal-fired generating units. Those units generate most of the electric requirements of CG&E and its utility subsidiaries.

CG&E owns two propane/air peakshaving plants. Associated with these plants are two underground caverns, one with a seven million gallon capacity and one with an eight million gallon capacity. Both plants and storage caverns are located in Ohio and are used primarily to augment CG&E's supply of natural gas during periods of peak demand and emergencies. CG&E also owns natural gas distribution systems consisting of 5,632 miles of mains and service lines in southwestern Ohio.

Cinergy and PSI

PSI

PSI's 1996 peak load, which occurred on August 7 and was exclusive of off-system transactions, was 5,227 mw. For the period 1997 through 2006, peak load and kwh sales are each forecasted to have annual growth rates of 2%. These forecasts reflect PSI's load growth, alternative fuel choices, population growth, and housing starts. These forecasts exclude an assessment of DSM, non-firm power transactions, and any potential off-system, long-term firm power sales.

As of December 31, 1996, PSI's transmission system consisted of 719 circuit miles of 345,000 volt line, 656 circuit miles of 230,000 volt line, 1,595 circuit miles of 138,000 volt line, and 2,428 circuit miles of 69,000 volt line, all within the state of Indiana. In addition, as of December 31, 1996, PSI's distribution system consisted of 19,486 circuit miles, all within the state of Indiana. As of the same date, PSI's transmission substations had a combined capacity of 21,535,000 kilovolt-amperes, and the distribution substations had a combined capacity of 6,299,000 kilovolt-amperes.

During 1996, almost all of PSI's kwh production was obtained from coal-fired and hydroelectric generation.

Cinergy, CG&E, and ULH&P

ULH&P

As of December 31, 1996, ULH&P owned 104 circuit miles of 69,000 volt electric transmission line, an electric distribution system consisting of 2,510 circuit miles, and a gas distribution system consisting of 1,271 miles of mains and service lines in northern Kentucky. ULH&P also owns a propane/air peakshaving plant, a seven million gallon capacity underground cavern for the storage of liquid propane, and related liquid propane feeder lines, located in northern Kentucky and adjacent to one of the gas lines that transports natural gas to CG&E. The propane/air plant and cavern are used primarily to augment CG&E's and ULH&P's supply of natural gas during periods of peak demand and emergencies.

Cinergy and CG&E

Other Utility Subsidiaries

As of December 31, 1996, Lawrenceburg owned a gas distribution system consisting of 170 miles of mains and service lines in Indiana adjacent to the western part of CG&E's service area. Lawrenceburg is connected with and sells gas at wholesale to the city of Aurora, Indiana, and is also connected within Indiana with the lines of Texas Gas Transmission Corporation and Texas Eastern Transmission Corporation.

As of December 31, 1996, West Harrison owned a small electric distribution system consisting of 10 circuit miles in Indiana adjacent to CG&E's service area. As of the same date, Miami owned 40 miles of 138,000 volt transmission line connecting the lines of LG&E with those of CG&E.

As of December 31, 1996, KO Transmission owned a 32.67% interest in a 90-mile interstate natural gas pipeline. KO Transmission transports gas from southeast Kentucky northward to the service territories of CG&E and ULH&P.


                         ITEM 3.  LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI

Merger Litigation

Hearings before the United States Court of Appeals for the District of Columbia Circuit in connection with AEP's petition for review of the FERC's order approving the merger of CG&E and Resources to form Cinergy (Merger Order) concluded on March 18, 1997. AEP has objected to the Merger Order alleging that the post-merger operations of Cinergy would require the use of AEP's transmission facilities on a continuous basis without compensation. AEP contends that the FERC, in issuing the Merger Order, did not adequately evaluate the impact on AEP or whether the need to use AEP's transmission facilities would interfere with Cinergy achieving merger benefits. In addition, AEP claims that the FERC failed to evaluate the extent to which the merged facilities' operations would be consistent with the integrated public utility concept of the PUHCA. CG&E and PSI have intervened in this action. While a decision in the appeal is expected by the end of 1997, Cinergy, CG&E, and PSI currently cannot predict the outcome.

Cinergy and PSI

Wabash Valley Power Association, Inc. Settlement Agreement
See Note 12(e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

Cinergy, CG&E, and PSI

Enertech Litigation

See Note 12(d) of the "Notes to Financial Statements" in "Item 8.
Financial Statements and Supplementary Data."

ULH&P

ULH&P has no material pending legal proceedings.

Cinergy, CG&E, PSI, and ULH&P

In addition to the above litigation, see " Regulatory Matters" in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes 12(b), 12(c), and 12(f) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Cinergy, CG&E, and PSI

None.

ULH&P

Omitted pursuant to instruction I(2)(c).
EXECUTIVE OFFICERS OF THE REGISTRANTS (at February 28, 1997)

                         Age at
                        Dec. 31,
         Name             1996          Office & Date Elected or in Job

Cinergy, CG&E, and PSI

Jackson H. Randolph        66      Chairman of Cinergy, CG&E, and
                                     PSI - 1995
                                   Chairman and Chief Executive Officer
                                     of Cinergy, CG&E, and PSI - 1994
                                   Chairman, President, and Chief Executive
                                     Officer of CG&E - 1993
                                   President and Chief Executive Officer
                                     of CG&E - 1986

James E. Rogers            49      Vice Chairman, President, and Chief
                                     Executive Officer of Cinergy - 1995
                                   Vice Chairman and Chief Executive
                                     Officer of CG&E and PSI - 1995
                                   Vice Chairman, President, and Chief
                                     Operating Officer of Cinergy - 1994
                                   Vice Chairman and Chief Operating
                                     Officer of CG&E and PSI - 1994
                                   Chairman and Chief Executive Officer
                                     of Resources - 1993
                                   Chairman, President, and Chief Executive
                                     Officer of PSI - 1990

Cheryl M. Foley            49      Vice President, General Counsel, and
                                     Secretary of CG&E - 1995
                                   Vice President, General Counsel, and
                                     Secretary of Cinergy - 1994
                                   Vice President, General Counsel, and
                                     Secretary of PSI and Resources - 1991
                                   Vice President and General Counsel of
                                     Resources - 1990

Elizabeth K. Lanier 1/     45      Vice President and Chief of Staff - 1996
                                   Partner - Frost & Jacobs 2/ - 1984

J. Wayne Leonard           46      President, Energy Commodities Business Unit
                                     of Cinergy - 1996
                                   Group Vice President and Chief
                                     Financial Officer of CG&E and PSI - 1995
                                   Group Vice President and Chief Financial
                                     Officer of Cinergy - 1994
                                   Senior Vice President and Chief Financial
                                     Officer of PSI and Resources - 1992
                                   Vice President and Chief Financial
                                     Officer of PSI and Resources - 1989

William L. Sheafer         53      Treasurer of Cinergy and PSI - 1994
                                   Treasurer of CG&E - 1987

                         Age at
                        Dec. 31,
         Name             1996          Office & Date Elected or in Job

Larry E. Thomas            51      President, Energy Delivery Business Unit
                                     of Cinergy - 1996
                                   Group Vice President and Chief
                                     Transformation Officer of Cinergy, CG&E, and PSI - 1995
                                   Group Vice President, Reengineering and
                                     Operations Services of CG&E and
                                     PSI - 1995
                                   Group Vice President, Reengineering
                                     and Operations Services of Cinergy - 1994
                                   Senior Vice President and Chief Operations
                                     Officer of PSI - 1992
                                   Senior Vice President and Chief Operating
                                     Officer, Customer Operations of
                                     PSI - 1990

Charles J. Winger          51      Comptroller of CG&E - 1995
                                   Comptroller of Cinergy - 1994
                                   Comptroller of Resources - 1988
                                   Comptroller of PSI - 1984

Cinergy and CG&E

William J. Grealis 3/      51      President, Energy Services Business Unit
                                     of Cinergy - 1996
                                   President of CG&E - 1995
                                   Vice President of Cinergy - 1995
                                   President, Gas Business Unit of CG&E - 1995
                                   President of Investments - 1995
                                   Partner - Akin, Gump, Strauss, Hauer
                                     & Feld 2/ - 1978

Cinergy and PSI

John M. Mutz 4/            61      Vice President of Cinergy - 1995
                                   President of PSI - 1994
                                   President of Resources - 1993
                                   President - Lilly Endowment, Inc. 2/ - 1989

Cinergy

J. Joseph Hale, Jr.        47      Vice President of Cinergy - 1996
                                   General Manager, Marketing
                                     Operations of CG&E - 1995
                                   President of Cinergy Foundation,
                                     Inc. 5/ - 1992
                                   President - The Kaiser Group,
                                     Inc. 2/ - 1989

                         Age at
                        Dec. 31,
         Name             1996          Office & Date Elected or in Job

M. Stephen Harkness        48      Vice President of Cinergy - 1996
                                   Executive Vice President and Chief
                                     Operating Officer of Trigen-Cinergy
                                     Solutions LLC 6/ - 1996
                                   General Manager, Corporate Development
                                     and Financial Services of Cinergy - 1994
                                   Treasurer of PSI and Resources - 1986

Jerry W. Liggett           55      Vice President of Cinergy - 1996
                                   Senior Manager, Human Resources
                                     Strategy of Cinergy - 1995
                                   General Manager, Employee Relations,
                                     Compensation & Benefits of Cinergy - 1995
                                   Executive Director, Human Resources
                                     of PSI and Resources - 1990

Michael M. Sample          44      Vice President of Cinergy - 1996
                                   General Manager, International
                                     Investments of Cinergy - 1994
                                   Vice President, Government Affairs
                                     of PSI and Resources - 1991
ULH&P

Omitted pursuant to instruction I(2)(c).

Cinergy, CG&E, and PSI

None of the officers is related in any manner. Executive officers of Cinergy are elected to the offices set opposite their respective names until the next annual meeting of the Board of Directors and until their successors shall have been duly elected and shall have been qualified.

1/ Prior to becoming Vice President effective June 1, 1996, Ms. Lanier was a partner in the law firm of Frost & Jacobs located in Cincinnati, Ohio.

2/  Non-affiliate of Cinergy.

3/ Prior to becoming President of Investments, Mr. Grealis was a partner in the Washington, D.C. law firm of Akin, Gump, Strauss, Hauer & Feld. In addition, prior to the merger, Mr. Grealis was President of PSI Investments, Inc. on an interim basis beginning in 1992.

4/ Prior to becoming President of Resources, Mr. Mutz was President of Lilly Endowment, Inc., a private philanthropic foundation located in Indianapolis, Indiana.

5/ An affiliated public benefit corporation organized and operating exclusively for charitable purposes.

6/  Joint venture company formed by Cinergy and Trigen Energy Corporation.

                                    PART II

	ITEM 5.  MARKET FOR REGISTRANT'S COMMON
	EQUITY AND RELATED STOCKHOLDER MATTERS

Cinergy, CG&E, PSI, and ULH&P

Cinergy's common stock is listed on the New York Stock Exchange and has unlisted trading privileges on the Boston, Chicago, Cincinnati, Pacific, and Philadelphia exchanges. As of February 7, 1997, Cinergy's most recent dividend record date, there were 77,405 common shareholders of record. The following table shows the high and low sales prices per share, if applicable, and the dividends on common stock declared by Cinergy, CG&E, PSI, and ULH&P for the past two years:

                        Market Price (a)          Dividends Declared_____
                       High          Low     (per share)   (in thousands)

  1995
    Cinergy
      4th Quarter     31 1/8       27 3/4       .43
      3rd Quarter     27 7/8       25 1/4       .43
      2nd Quarter     27           24 5/8       .43
      1st Quarter     25 1/4       23 3/8       .43

    CG&E
      4th Quarter                                              56 600 (b)
      3rd Quarter                                              55 400 (b)
      2nd Quarter                                              55 900 (b)
      1st Quarter                                              51 650 (b)

    ULH&P
      4th Quarter                              6.00 (b)

  1996
    Cinergy
      4th Quarter     34 1/4       30 7/8       .45
      3rd Quarter     32           29 1/8       .43
      2nd Quarter     32           27 1/2       .43
      1st Quarter     32 1/8       28 1/4       .43

    CG&E
      4th Quarter                                              50 949 (b)
      3rd Quarter                                             239 909 (b)
      2nd Quarter                                              45 116 (b)
      1st Quarter                                              41 995 (b)

    PSI
      4th Quarter                                              29 713 (b)
      3rd Quarter                                              28 311 (b)
      2nd Quarter                                              28 165 (b)
      1st Quarter                                              25 887 (b)

    ULH&P
      4th Quarter                              8.50 (b)

(a)  Market price for CG&E, PSI, and ULH&P is not applicable.

(b) All of CG&E's and PSI's dividends were paid to Cinergy and all of ULH&P's dividends were paid to CG&E.

See Note 2(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a brief description of common dividend restrictions.

All CG&E and PSI common stock is held by Cinergy and all ULH&P common stock is held by CG&E; therefore, there is no public trading market for their common stock.

	ITEM 6.  SELECTED FINANCIAL DATA

Cinergy
                                      1996     1995    1994     1993     1992

                                      (in millions, except per share amounts)

Operating revenues (1)               $3 243   $3 023   $2 888  $2 833   $2 613
Net income (1)                          335      347      191      63      271
Common stock
  Earnings per share (1) (5)           2.00     2.22     1.30     .43     1.91
  Dividends declared per share         1.74     1.72     1.50    1.46     1.39

Total assets (2)                      8 849    8 220    8 150   7 804    7 133
Cumulative preferred stock of
  subsidiaries subject to mandatory
  redemption (3)                       -         160      210     210      210
Long-term debt (4)                    2 535    2 531    2 715   2 645    2 547
Long-term debt due within
  one year                              140      202       60    -          46

   CG&E
                                      1996     1995    1994     1993     1992
                                                  (in millions)

Operating revenues (1)               $1 976   $1 848  $1 788   $1 752   $1 553
Net income (loss)(1)                    227      236     158       (9)     202

Total assets (2)                      4 967    5 197   5 182    5 144    4 802
Cumulative preferred stock subject
  to mandatory redemption (3)          -         160     210      210      210
Long-term debt (4)                    1 565    1 703   1 838    1 829    1 810
Long-term debt due within
  one year                              130      152    -        -           7

   PSI
                                      1996     1995     1994     1993     1992
                                                   (in millions)

Operating revenues (1)               $1 332  $1 248   $1 114   $1 092   $1 066
Net income (1)                          126     146       82      125      107

Total assets (2)                      3 295   3 076    2 945    2 645    2 300
Long-term debt (4)                      970     828      878      816      737
Long-term debt due within
  one year                               10      50       60     -          40

Cinergy, CG&E, and PSI

       (1) See Notes 1 and 15 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

(2)  See Notes 1(f) and 6 of the "Notes to Financial Statements" in
(3)    "Item
            8.  Financial Statements and Supplementary Data."

       (3)  See Note 3 of the "Notes to Financial Statements" in "Item 8.

            Financial Statements and Supplementary Data."

       (4) See Note 4 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

(5) Includes costs incurred in 1996 by Cinergy of $.12 per share related to the reacquisition of 90% of CG&E's preferred stock through a tender offer.

In addition, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for discussions of material uncertainties for Cinergy, CG&E, and PSI.

ULH&P

Omitted pursuant to Instruction I(2)(a).

             ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P

CAUTIONARY STATEMENTS REGARDING FORWARD - LOOKING INFORMATION Matters discussed in this "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect and elucidate the Companies' corporate vision of the future and, as a part of that, outline goals and aspirations, as well as specific projections. These goals and projections are considered forward-looking statements and are based on management's beliefs, as well as certain assumptions made by management. In addition to any assumptions and other factors that are referred to specifically in connection with these statements, other factors that could cause actual results to differ materially from those indicated in any forward-looking statements include, among others:

  Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages; unusual maintenance or repairs; unanticipated changes to fossil fuel costs, gas supply costs, or availability constraints due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline system constraints.

  Increased competition in the electric and gas utility industries including effects of: industry restructuring; transmission system operation and/or administration; customer choice; and cogeneration.

  Regulatory factors such as unanticipated changes in rate-setting policies or procedures; recovery of investments made under traditional regulation, and the frequency and timing of rate increases.

  Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board (FASB), the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission (FERC), state public utility commissions, state entities which regulate natural gas transmission, gathering and processing and similar entities with regulatory oversight.

  Economic conditions including inflation rates and monetary fluctuations.

  Changing market conditions and a variety of other factors associated with physical energy and financial trading activities including, but not limited to, price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange, interest rate, and warranty risks.

  Availability or cost of capital, resulting from changes in: Cinergy and its subsidiaries, interest rates, and securities ratings or market perceptions of the utility industry and energy-related industries.

  Employee workforce factors including changes in key executives, collective bargaining agreements with union employees, or work stoppages.

  Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

  Costs and other effects of legal and administrative proceedings, settlements, investigations, claims, and other matters, including but not limited to those described in Note 12 of the "Notes to Financial
Statements" in "Item 8.  Financial Statements and Supplementary Data."

  Changes in international, Federal, state, or local legislative requirements such as changes in tax laws or rates; environmental laws and regulations.

Cinergy and its subsidiaries undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of changes in actual results, changes in assumptions, or other factors affecting such statements.

Cinergy, CG&E, PSI, and ULH&P

THE COMPANIES

Cinergy Corp., a Delaware corporation (Cinergy or Company) is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Cinergy was created in the October 1994 merger of PSI Resources, Inc. (Resources) and The Cincinnati Gas & Electric Company (CG&E). The business combination was accounted for as a pooling of interests. Following the merger, Cinergy became the parent holding company of PSI Energy, Inc. (PSI), previously Resources' utility subsidiary, CG&E, Cinergy Investments, Inc. (Investments), and Cinergy Services, Inc.

FINANCIAL CONDITION

COMPETITIVE PRESSURES

Electric Utility Industry

Cinergy, CG&E, PSI, and ULH&P

Introduction The changing competitive environment for energy services continues as the primary factor which will influence the future operations, structure, and profitability of Cinergy. Changes in the industry include the convergence of gas and electricity as complementary energy sources, new emerging technologies, the commoditization of electric power, full competition in the wholesale power markets from both traditional electric utilities and new power marketers and brokers, and continuing pressure for "customer choice" by all classes of customers. In addition, traditional investor owned utilities are becoming more diversified by using merger and acquisition strategies to support regional, national, and international market strategies. These merger and acquisition strategies include the combining of electric utilities with one another and cross-commodity combinations of electric utilities with gas transmission, distribution, and marketing companies.

Pressures for Customer Choice Extending choice to end-use customers, sometimes referred to as retail wheeling or retail access, will allow all customers within a particular utility's franchise service territory to "unbundle" their purchase decisions. In effect, customers would be allowed to purchase power as a commodity directly from any available source and would buy delivery services (i.e., transmission and distribution) from the local utilities which own the power lines or from independent system operators (ISO) (see below). Other value-added services beyond delivery to the customer's premises could potentially be provided by third-party energy services companies. The regulatory and legislative reforms to facilitate customer choice are primarily driven by: (1) large industrial energy users' need to access lower cost power sources; (2) the continuing emergence of new technologies and new marketers to provide electric power; and (3) evidence from other previously regulated industries that wherever effective competition is feasible, it can yield both lower costs and a wider range of customer options and services as compared to traditional cost-of-service regulation. The genesis for the new competitors to the local franchise utilities was the enactment of the Energy Policy Act of 1992 (Energy Act), which granted the FERC authority to order wholesale transmission access. As a result, in 1996, the FERC's order 888 (FERC Order 888) was implemented. This order encourages full wholesale competition by requiring all utilities subject to the FERC's jurisdiction to make their transmission systems available to power buyers and sellers at prices comparable to those the transmission owner charges itself for comparable service. These new competitors to the local franchise utility include power marketers, power brokers, and other utilities, who now have the ability to sell power in regional or national markets. To date, the FERC has granted licenses to more than 200 power marketers, enabling these new competitors to sell wholesale power at market-based rates. Cinergy was granted a power marketing license in December 1995.

Power brokers are intermediaries between buyers and sellers and do not take title to the power which they broker. Power marketers conduct bulk power trades at market-based prices. They manage owned generation and portfolios of power contracts, to which they have title, and package energy products for customers of bulk power, including price risk management contracts such as options on fixed-price energy and guaranteed fixed-price contracts. Power marketers compete not only in price, but also on service, such as structuring, hedging services, and scheduling flexibility.

The demands of industrial and commercial customers continue to drive deregulation into the legislative process in many states. Four states, California, New Hampshire, Pennsylvania, and Rhode Island, enacted legislation in 1996 which will lead to total customer choice for power supply. Several states have proposed legislation which is currently being debated in their respective legislatures and in most other states the complex technical and economic issues presented by deregulation and restructuring are being discussed and examined. Among other things, states are considering the trade-offs between achieving long-run economic efficiency and potential short-term wealth transfers between customers and shareholders or among customer groups, as well as the potential impact (if any) restructuring may have on state and local tax structures and socially desirable objectives such as clean air or energy efficiency. In addition to legislative efforts to totally restructure the electric utility industry, several states have initiated pilot retail access programs which allow a limited number of retail customers the opportunity to shop for electricity among several suppliers.

The most contentiously debated issue has been how best to transition from the historical monopoly cost-of-service regulated environment to the competitive market-driven environment and who will bear the costs of past commitments made under the old order. If the generation component of the industry was immediately brought to market and priced at competitive wholesale prices, it is likely many utilities would be unable to recover a large percentage of their fixed costs. Other costs such as investments in energy efficiency (demand-side management (DSM) investments) could also become "stranded" (i.e., unrecoverable at competitive market prices) in this scenario. The financial impact to the industry and each investor owned utility of alternative scenarios for a transition to a competitive market is highly dependent upon:
(1) the speed of the transition and type of price regulation during the transition; (2) the ultimate clearing price for electricity in a competitive environment; and (3) customer behavior when afforded potentially lower-cost alternatives.

Because of the complex nature of electric power flows, the variety of state-by-state regulations and the potential inability or unwillingness to shut down high-cost, uneconomical generation facilities, such as nuclear, in a fully competitive environment, great uncertainty exists as to the time frame required for the future price of electricity in a commodity market to rise to long-run marginal cost (e.g., full cost of new resources) and, importantly, how close to short-term marginal cost (e.g., fuel and variable operating costs) prices may fall in the interim. For example, Moody's Investors Service, Inc. (Moody's) has estimated the stranded investment issue for the industry at $136 billion (computed on a present value basis), while Standard and Poor's (S&P) has estimated a total exposure of between $10 billion and $26 billion (6% and 16%, respectively) of total industry annual revenues. The position that recovery of prudent past investments and commitments must be considered has received support at the FERC, in FERC Order 888, and in the four states which have enacted competition-related legislation (see further discussion herein).

In addition either corporate separation and/or divestiture continues to be advocated by some constituents in order to protect against market power abuses which could result from one electric utility controlling large segments of generating capacity and transmission assets within a local or regional market. As a result, electric utilities could face substantial costs to restructure the corporate vertical integration in the delivery of electric power which exists today. If legal separation is required, for example, first mortgage bond indentures may not allow for major asset dispositions by the electric utility. In order to legally unbundle, the electric utility could be required to repurchase the outstanding debt under the indenture at substantial call premiums or pay similar fees to the bondholders in order to amend the bond indenture to allow for the unbundling. At a minimum, regulators will likely mandate functional unbundling of the generation, transmission, and distribution businesses.

In addition, electric utilities could also face substantial costs or competitive restrictions to comply with codes of conduct which are likely to be implemented by regulators to encourage fair competition among the many new competitors entering a market and the local franchise utility.

Cinergy's Response to the Changing Competitive Environment Cinergy continues to be an aggressive supporter of increased competition in the electric utility industry. Cinergy believes competition would benefit electric customers individually and the economy as a whole. At the same time, Cinergy possesses certain competitive advantages, such as low-cost generation, which could benefit shareholders in a deregulated environment. However, these advantages could be substantially eroded by restrictive regulations which lag the development of a competitive market and which limit Cinergy's energy commodity and energy services business units' ability to preempt the competition in responding to the needs of customers or which result in pricing at the lower of cost or market for former "franchise" holding utilities. As such, Cinergy will continue its leadership role in both state and Federal debates on industry reform.

Cinergy believes there are two substantial impediments to realizing the potential efficiencies of competition in the generation component of the business: (1) resolving the issue of stranded costs associated with past utility commitments and (2) recognizing states' rights, concerns, and authority in regulating a product which flows in interstate commerce. While Cinergy is among the lowest-cost producers nationwide and has been recognized by both Moody's and S&P as having minimal exposure to stranded investment, Cinergy nevertheless recognizes the legitimacy of the industry's argument for recovery of at least some of the costs associated with past commitments and the importance of resolving this issue in the interest of moving the debate to more important issues such as, how to achieve the potential economic efficiencies which competition offers and what regulatory and structural reforms are necessary to achieve those results. Cinergy believes that even low-cost producers, under certain scenarios, could face difficult if not ruinous competition in an excess capacity market which was created at least in part by past government policies. Cinergy has approximately $1 billion of regulatory assets (past costs incurred for which regulators have promised recovery from customers in the future) which could be at risk, at least in part, in some scenarios. At the same time, regardless of certain regulatory actions or statements to the contrary, Cinergy believes full recovery of the industry's potential stranded investment is unrealistic to expect in a marketplace where certain customers can bypass stranded cost recovery mechanisms through self-generation (see Trigen Energy Corporation (Trigen) below), is politically infeasible, and is neither necessarily equitable nor efficient. Cinergy believes the resolution of certain broad restructuring issues (e.g., market power, codes of conduct, universal service to customers, reliability standards, and certain tax consequences) must be addressed on a regional or national basis to prevent state-by-state disparity which could provide inequitable advantages to some competitors while unduly harming others' ability to compete in the marketplace.

During 1996, Cinergy has taken numerous steps to prepare itself not only for the changing environment, but to assure equity and consistency in the setting of rules and regulations in the various markets in which Cinergy competes, including the following:

  Cinergy and five other midwestern utilities formed a coalition to create and develop a multi-state transmission region operated by an ISO. Since its formation, 18 additional midwestern transmission owners have joined the coalition. The coalition is proposing a Midwest ISO which would ensure non-discriminatory open transmission access and system reliability, as well as, the development of a regional transmission tariff that helps eliminate the "pancaking" of transmission rates that occurs today when power is transmitted through multiple utility systems. Cinergy believes the existence of ISO's will ease regulatory and customer concerns over the exercise of market power by transmission-owning utilities.
  Cinergy reorganized its electric operations into three strategic business units. This functional unbundling separated Cinergy's electric utility business into an energy services business unit, an energy delivery business unit, and an energy commodities business unit. Each of these separate business units will be responsible for expanding its business through, among other things, expansion of its markets and the offering of new products and services.
  Cinergy acquired, through a joint venture, a 50% interest in Midlands Electricity plc (Midlands), an electricity distribution company located in the United Kingdom (U.K.). In addition to diversifying Cinergy's distribution business into a foreign market, the U.K.'s advanced stage of opening its electricity market to competition will allow Cinergy to gain experience and knowledge of customer behavior in a competitive market prior to deregulation in its United States (U.S.) markets.
  Cinergy and Trigen formed a joint venture to develop and operate cogeneration and trigeneration energy facilities throughout the U.S. and Canada. This will allow Cinergy to participate in the delivery of alternative low-cost energy solutions and technologies to its own franchise customers and to customers outside of its franchise territory.
  Cinergy was an active and successful participant in retail access pilot programs in Illinois, New Hampshire, New York, and Washington. In addition, Cinergy intends to be an active participant in certain states' restructuring processes.
  Cinergy's energy commodities business unit accelerated its marketing of power in the wholesale market (megawatt (mw) sales increased by more than 80%). Cinergy now has power marketing representation in all regions of the U.S. In late 1996, Cinergy acquired exclusive rights to provide power to two midwestern electric cooperatives for the next five to seven years.
  Cinergy continued its business reengineering efforts, which were initiated in 1994. These initiatives continue to streamline and make operations more efficient in order for Cinergy to become even more prepared to compete in a competitive environment.
  As discussed below, Cinergy worked with industrial groups and one other franchise utility in Indiana and is currently working with the other investor owned utilities in Ohio to propose customer choice legislation which properly considers the issues and trade-offs discussed above.

For an electric utility to be successful in a competitive environment, it is critical that regulatory reform keep pace with the market realities facing electric utilities and their customers not only in generation, but also transmission, distribution, and energy services activities. Strict adherence to traditional, cost-based rate-of-return regulation will both significantly disadvantage a utility's ability to compete successfully to supply customer needs and result in a failure to realize the potential economic efficiencies from restructuring. For example, performance-based regulation for those businesses which remain regulated would result in better economic incentives to control costs and likely add flexibility for the franchise utility in the transition to a fully competitive environment.

Federal Developments

Open Access Transmission - FERC Orders 888 and 889 The Energy Act granted the FERC authority to order wholesale transmission access. Acting on that authority, in April 1996, the FERC issued its final orders. The final rules provide for mandatory filing of open access/comparability transmission tariffs, provide for functional unbundling of all services, require utilities to use the filed tariffs for their own bulk power transactions, establish an electronic bulletin board for transmission availability and pricing information, and establish a contract-based approach to recovering any potential stranded costs as a result of customer choice at the wholesale level. The final rules became effective in July 1996. PSI, CG&E, and its Kentucky subsidiary, The Union Light, Heat and Power Company (ULH&P) have made compliance filings with the FERC and are now operating under open access/comparability tariffs.

In adopting these rules, the FERC considered, but did not require, the divestiture of any facilities. Additionally, ISO's will not be required; however, principles to guide the FERC's evaluation of ISO proposals are set forth to encourage their formation.

FERC Merger Policy In December 1996, the FERC issued a policy statement setting forth new guidelines which address three key factors the FERC will consider in evaluating public utility mergers: the effect on competition (i.e., market power); the effect on rates; and the effect on regulation. The purpose of the policy statement is to ensure that mergers are consistent with the public interest and to provide greater certainty and expedition in the FERC's analysis of merger applications. The new guidelines are in response to the continuing changes in the electric power industry and the regulation of the industry and are intended to accelerate the FERC approval process.

A proposed merger's effect on market power will be determined by analyzing the merger candidates' share of the defined market (in terms of both geographic and product markets). In cases where utilities may exercise market power, the guidelines encourage the utility to offer potential remedies such as turning over control of their transmission systems to an ISO or divesting themselves of generation assets. With respect to effect on rates, estimates of future costs and benefits of the merger will no longer be required. Instead, the utility should propose appropriate rate protections for its wholesale customers, such as open seasons for customers to terminate contracts, rate freezes, or rate reductions.

Repeal of the PUHCA In 1995, the SEC endorsed recommendations for reform of the PUHCA. The recommendations call for repeal and, pending repeal, significant administrative reform of the 61-year-old statute. While the recommendation report offers three alternative approaches to repeal and legislative reform, the SEC's preferred option is repeal coupled with a transition period of one year or longer and a transfer of certain consumer-protection provisions of the PUHCA to the FERC.

The report further recommends that, pending consideration of legislative options, the SEC take prompt administrative action, by rulemaking and on a case-by-case basis, to modernize and simplify regulation under the PUHCA, with particular reference to financing transactions, diversification into non-utility businesses, utility mergers and acquisitions, and the PUHCA's "integration" standards. In the latter regard, the report recommends a changed interpretation of the PUHCA to permit registered holding companies to own combination electric and gas utility companies, provided the affected states agree. Subsequent to the issuance of the report, the SEC adopted rule changes exempting various types of financing transactions by utility and non-utility subsidiaries of registered holding companies. The SEC also proposed a rule which would exempt investments by registered systems in specified "energy-related companies," subject to certain conditions. In February 1997, the rule was adopted substantially as proposed.

Since the release of the SEC's report, numerous bills were introduced in both houses of the U.S. Congress providing for the repeal or significant amendment of the PUHCA. It is expected that similar bills addressing repeal of the PUHCA and industry restructuring will be introduced in Congress during 1997. Cinergy continues to support the repeal of the PUHCA, either as part of comprehensive reform of the electric industry or as separate legislation.

Cinergy, CG&E, PSI, ULH&P

State Developments While the pace of deregulation varies by state and region, nearly all states have initiated or taken part in formal or informal processes, held hearings, and/or passed legislation addressing retail wheeling, restructuring, competition, alternative regulation, or closely related issues.

Cinergy and CG&E

Ohio	The Public Utilities Commission of Ohio (PUCO) continues to explore potential opportunities under the existing regulatory framework prior to embarking on a more fundamental restructuring which could lead to customer choice. In April 1996, the PUCO approved a "buy-through" plan allowing large industrial customers with interruptible contracts to purchase electricity supplies from generators outside the host utility's service territory in order to avoid an interruption in their power supply. Also, in December 1996, the PUCO issued its order and guidelines for a conjunctive electric service two-year pilot program. Under this program, different customer service locations in a service territory may be aggregated for cost of service, rate design, rate eligibility, and billing purposes. CG&E has filed tariffs complying with the buy-through order, and will submit tariffs complying with the conjunctive electric service order, during the first quarter of 1997.

Both the interruptible buy-through plan and the conjunctive electric service guidelines were initially developed by The Ohio Electric Competition Roundtable (Roundtable). The Roundtable, which was formed by the PUCO, continues to meet and is currently discussing competitive market structures, including universal service and unbundling.

The PUCO has approved long-term rate plans for two "at-risk," high-cost utilities, with both plans designed to improve the competitive position of the utilities by the end of each respective plan. One plan involved a price cap, together with provisions allowing for accelerated depreciation and amortization of the utility's nuclear generation and regulatory assets while the second plan involved a rate increase and a recommendation from the PUCO that the utility develop a plan to reduce the carrying value of its regulatory and nuclear generation assets during the next five years. Neither plan involved provisions for any type of customer choice.

Finally, a retail wheeling and industry restructuring bill was introduced in the Ohio legislature during 1996. The bill, which was not passed during the 1996 legislative session, would have restructured the provision of electric service in Ohio, allowed all electric consumers to choose an alternative power supplier beginning in 1998, and permit utilities to recover "legitimate, verifiable, and fully mitigated costs." A similar bill (House Bill 220) has been introduced in the 1997 legislative session. Additionally, the state legislature has created a bipartisan joint study committee to make recommendations regarding customer choice legislation. Cinergy is currently working with other investor owned utilities in Ohio to propose customer choice legislation and will continue its efforts to bring consumer groups and other stakeholders into the process. Although Cinergy is aggressively pursuing customer choice legislation in Ohio, the time frame for passage of legislation providing for customer choice is uncertain due to the complex issues and numerous stakeholder interests involved.

Cinergy and PSI

Indiana  Enacted legislation allows the Indiana Utility Regulatory Commission
(IURC) to approve utility alternative regulation proposals upon a showing that, among other things, traditional regulation in a particular service sector is no longer needed. However, during 1996, the IURC did not approve the Company's limited customer choice pilot proposals which were included in a general rate case previously filed by PSI. The IURC stated that any type of industry restructuring should be left to the state legislature.

Although no formal investigation into electric competition has been initiated, the IURC has continued to sponsor informal competition forums which are designed to develop a better understanding of issues related to expanding the competitive market on both the wholesale and retail levels.

In January 1997, customer choice legislation was introduced in the Indiana legislature. The legislation was drafted by a coalition which included Cinergy, the Indiana Manufacturers Association, the Indiana Industrial Energy Consumers, Inc., and one other Indiana investor owned electric utility. Under the proposed legislation, there would be a transition period from October 1, 1999, through June 30, 2004, during which customers would have the right to choose their electric supplier. Those customers not selecting a supplier would continue to buy their electric power from the franchise utility at a total "bundled" price. The total bundled price would be frozen at the rate in effect as of July 1, 1999, subject to certain adjustments during the transition period, including limited adjustments for specific material cost changes and a downward trending of the retail electric production component of the total frozen price to the current statewide average. Trending of the frozen price would not be applicable to those utilities, such as PSI, whose retail electric production price is currently below the statewide average. Those customers choosing a supplier would pay that supplier's open market price for power and would pay the franchise utility the portion of the bundled price applicable to transmission and distribution services, and an access charge (designed to compensate the franchise utility for its loss in revenues, if any, during the transition period, after giving effect to the revenues which would be realized by the franchise utility from sales of the power in the open market). After June 30, 2004, all customers would continue to have the right to choose their supplier and would continue to pay the franchise utility for transmission and distribution services which would continue to be regulated as to price by the IURC. The access charge would no longer be paid by any customer.

The proposed legislation provides for each utility to file a transition plan with the IURC which would include, among other things, a proposed amortization period for regulatory asset balances as of the beginning of the transition period. Recovery of regulatory assets during the transition period would be included in retail rates as a charge for transmission and distribution services. However, any regulatory assets, as well as other stranded costs, at the end of the transition period which are applicable to retail electric production, would be the responsibility of the shareholders.

Although Cinergy is aggressively pursuing customer choice legislation in Indiana, the time frame for passage of legislation providing for customer choice is uncertain due to the complex issues and numerous stakeholder interests involved.

Cinergy, CG&E, and ULH&P

Kentucky There continues to be considerably less activity and interest in industry restructuring in Kentucky. This situation is generally attributable to the fact that Kentucky is one of the lowest-cost states in the country for electric service. During 1996, the Kentucky Public Service Commission (KPSC) began an informal investigation into alternative regulation by holding conferences addressing competition and soliciting input from interested parties to determine the appropriate approach to considering such regulation.

Cinergy, CG&E, PSI, and ULH&P

Other States As illustrated by the above discussion of customer choice initiatives in the states where Cinergy holds franchise agreements, the Midwest, traditionally a low-cost region, has moved more slowly than the high-cost regions of the country. Michigan has a pilot retail wheeling program in place and the state's governor has submitted a restructuring plan which proposes the creation of an ISO by 1998 and direct access for new commercial and industrial load by 1997. Illinois, which has pilot retail wheeling programs in place, has several retail access proposals supported by utilities and/or consumer groups which may be introduced in the state legislature during 1997.

Outside the Midwest, California, New Hampshire, Pennsylvania, and Rhode Island, all of which are considered to be high-cost states, each enacted legislation during the year which will lead to complete retail competition over the next several years. Several other states likely will enact or at least consider customer choice legislation in 1997. Other states are pursuing restructuring plans and pilot retail wheeling experiments on a smaller scale to gain "real world" knowledge on the issues surrounding customer choice.

The California plan, for example, will simultaneously create an ISO, a wholesale power exchange, and direct access (customer choice) phased in over four years beginning January 1, 1998. The plan further provides for a non-bypassable competitive transition charge (CTC) on all retail customers to provide utilities the opportunity for recovery of their stranded costs by 2002. The California legislation also allows utilities to securitize a portion of their stranded cost recovery through the issuance of state-backed rate reduction bonds. This will enable the utilities to receive the CTC in advance of payment by customers, thereby allowing for the repayment of higher-cost debt with the proceeds from issuance of the lower-cost rate reduction bonds. These cost savings will be used to fund decreases in customers' rates.

Legislation in New Hampshire and Rhode Island requires customer choice by 1998. Pennsylvania requires full competition in generation by 2001. All three states' plans allow for at least partial stranded investment recovery during a transition period. Pennsylvania will also have a structure for utilities to securitize their stranded investment recovery.

Cinergy

United Kingdom

Transition to full competition in the U.K.'s electric utility industry began with the industry's privatization in 1991. When the industry was privatized, the generation, transmission, and regional distribution businesses were, in effect, unbundled into separate companies. The regional distribution companies, including Midlands, own no transmission facilities and are limited as to the amount of generation they may own. Third-party access to the transmission and local distribution systems was also put into place, enabling licensed suppliers to use these networks.

Upon privatization, customers with a maximum demand of greater than one mw were allowed to buy electricity from any licensed supplier and, since 1994, choice of supplier has been available to all customers with a maximum demand above 100 kilowatts. Beginning in 1998, choice of supplier will be permitted on a phased-in basis for all classes of customers. The distribution and transmission portions of the industry will continue to be regulated.

Suppliers purchase their respective power requirements from a "pool" that was established as part of the overall industry privatization. Generators bid volumes and prices into the pool, which then issues a series of next-day half-hourly prices to meet expected demand. Suppliers purchase their requirements under this system, but also have the ability to enter into "contracts for differences" (Cfds) with generators and others. Cfds are used to avoid the uncertainties of pool prices, fix future obligations, and hedge at least portions of the risk of the pool system.

New entrants into the industry have been limited to independent power producers, who compete with the formerly state-run generators by using new, efficient technology such as gas-fired combined-cycle generation. There have been no new major entrants into the supply business from outside of the industry. However, it is believed that with full competition for all customer classes in 1998, new entrants, such as retailers, banks, or companies with strong consumer brand names may emerge into the supply business.

Approximately 30% of Midlands' revenues are related to the distribution business which remains a regulated monopoly. In the supply business, Midlands has retained a significant number of its customers who have the ability to choose suppliers and at the same time has gained new customers outside of its franchise territory. Midlands intends to actively pursue expansion of its customer base when all customers gain the ability to choose suppliers.

Cinergy, CG&E, PSI, and ULH&P

The Industry and Cinergy's Future - Others' Views The major credit rating agencies continue to recognize the risk of the restructuring of the electric utility industry. As discussed above, two major credit rating agencies have quantified their views of the potential stranded investment resulting from competition. In an October 1996 report, a credit rating agency stated that credit ratings will remain volatile as individual companies reinvent themselves. Despite these cautious views of the electric industry, Cinergy has received praise and some measure of optimism for its position in a more competitive environment. At its last upgrading of Cinergy's operating subsidiaries' debt and preferred stock, in November 1995, Moody's expressed its opinion that Cinergy "will have no exposure to stranded costs" and that "Cinergy is expected to be a formidable competitor because of its low production costs." In its July 1995 upgrade of Cinergy's operating subsidiaries' debt and preferred stock, S&P commented that "the business position evaluation of all the Cinergy operating units is now high average" reflecting "low electric production costs, efficient coal-fired equipment, relatively low rates, a well-positioned gas operation, the absence of nuclear challenges, a healthy service territory, and a balanced capital structure." In October 1996, The Energy Daily presented its annual Corporate Leadership Award to Cinergy, for "the aggressive example it has set in moving forward with industry reform" and for Cinergy having "led the search for new and imaginative concepts in the reengineering of the industry."

Certain sell-side equity analysts continue to rank Cinergy highly as a utility possessing a strong competitive profile and aggressive and forward-looking management with some considering Cinergy prepared to outperform the market in the competitive arena. In particular, in a recent study of global competition in various industries, Cinergy was one of nine energy companies world-wide which were identified as most likely to prosper in the more competitive environment of the coming decade.

Cinergy believes these opinions further support its position that its competitive strategy and agenda will be successful.

Cinergy, CG&E, and ULH&P

Gas Utility Industry

Order 636 In 1992, the FERC issued order 636 (Order 636) which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 mandated changes in the way CG&E and its utility subsidiaries purchase gas supplies and contract for transportation and storage services, resulting in increased risks in meeting the gas demands of their customers.

CG&E and its utility subsidiaries have responded to the supply risks and opportunities of Order 636 by introducing innovations to their supply strategy. These innovations include: contracting with major producers and marketers for firm gas supply agreements with flexible, market-sensitive pricing; marketing short-term unused pipeline capacity and storage gas to other companies throughout the country through use of electronic bulletin boards; and restructuring their allotment of interstate pipeline capacity among delivering pipelines.

Order 636 also allowed pipelines to recover from customers, including CG&E and its utility subsidiaries, transition costs incurred in complying with the order. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its residential and industrial customer groups providing for recovery of these pipeline transition costs. CG&E is presently recovering its Order 636 transition costs pursuant to a PUCO-approved tariff. CG&E's utility subsidiaries, including ULH&P, recover such costs through their gas cost recovery mechanisms.

Customer Choice In a January 1996 filing in Ohio, CG&E proposed to initiate a pilot program which would allow residential customers the ability to choose their gas supplier and have CG&E transport the gas for them. The proposed pilot would extend to residential customers the choice that has been available for several years to large-volume commercial and industrial customers. The PUCO did not approve CG&E's pilot program as filed but directed CG&E to meet with interested parties and refine the program in accordance with certain guidelines specified by the PUCO. CG&E expects to file a modified plan, as directed by the PUCO, in the second quarter of 1997.

House Bill 476 (HB 476) In June 1996, HB 476 was signed into law in Ohio. HB 476 addresses regulatory reform of the natural gas industry at the state level and thus is an extension of Order 636 for local distribution companies. HB 476, among other things, provides that natural gas commodity sales services may be exempted from PUCO regulation and that the PUCO allow alternative ratemaking methodologies in connection with other regulated services. The PUCO issued final rules under the new law in March 1997.

Cinergy, CG&E, PSI, and ULH&P

Substantial Accounting Implications

Historically, regulated utilities have applied the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71). The accounting afforded regulated utilities in Statement 71 is based on the fundamental premise that rates authorized by regulators allow recovery of a utility's costs in its generation, transmission, and distribution operations. These principles have allowed the deferral of costs (i.e., regulatory assets) based on assurances of a regulator as to the future recoverability of the costs in rates charged to customers. Certain criteria must be met for the continued application of the provisions of Statement 71, including regulated rates designed to recover the specific utility's costs. Failure to satisfy the criteria in Statement 71 would eliminate the basis for recognition of regulatory assets.

The provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121), became effective in January 1996 for Cinergy. Statement 121, which addresses the identification and measurement of asset impairments for all enterprises, is particularly relevant for electric utilities as a result of the potential for deregulation of the generation component of the business. Statement 121 requires the recognition of impairment losses on long-lived assets when book values exceed expected future cash flows. In addition, Statement 121 imposes a stricter criterion for recognition of regulatory assets by requiring that future recovery be probable at each balance sheet date.

Based on Cinergy's current regulatory orders and the regulatory environment in which it currently operates, the recognition of its regulatory assets as of December 31, 1996, is fully supported. In addition, the application of the provisions of Statement 121 did not have an effect on reported amounts for regulatory assets and other long-lived assets at December 31, 1996.

The ultimate outcome of the changing competitive environment could result in Cinergy discontinuing the application of Statement 71 for its generation, transmission, and/or distribution businesses. As a result, regardless of whether such previously deferred costs would be recoverable (i.e., covered by revenues) in a competitive environment, Cinergy would be required to write-off the portion of any regulatory asset for which sufficient regulatory assurance of future recovery no longer exists. In addition, the outcome of applying the provisions of Statement 121 could change significantly as a result of future competitive pressures and the type of restructuring of the electric utility industry to which Cinergy will be subjected.

Cinergy intends to continue its pursuit of competitive strategies which mitigate the potential impact of these issues on the financial condition of the Company.

Cinergy, CG&E, PSI, and ULH&P

SECURITIES RATINGS

The current ratings provided by the major credit rating agencies; Duff & Phelps Credit Rating Co. (D&P), Fitch Investors Service, LP (Fitch), Moody's, and S&P are included in the following table:

                               D&P         Fitch      Moody's     S&P

CG&E
  Secured Debt                  A-           A-         A3         A-
  Senior Unsecured Debt        BBB+      Not rated     Baa1       BBB+
  Junior Unsecured Debt        BBB       Not rated     Baa2       BBB+
  Preferred Stock              BBB          BBB+       baa1       BBB+

PSI
  Secured Debt                  A-           A          A3         A-
  Unsecured Debt               BBB+          A-        Baa1       BBB+
  Preferred Stock              BBB          BBB+       baa1       BBB+

ULH&P
  Secured Debt                  A-       Not rated      A3         A-
  Unsecured Debt            Not rated    Not rated     Baa1       BBB+

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

REGULATORY MATTERS

Cinergy and PSI

Indiana

IURC Orders - PSI's Retail Rate Proceeding and DSM Proceeding In September 1996, the IURC issued an order (September 1996 Order) approving an overall average retail rate increase for PSI of 7.6% ($75.7 million annually). PSI had requested a retail rate increase of 10.5% ($104.8 million annually).
Among other things, the IURC authorized the inclusion in rates of the costs of a 262-mw clean coal power generating facility located at Wabash River Generating Station (Clean Coal Project) and the costs of a scrubber at Gibson Generating Station. The order also reflects a return on common equity of 11.0%, before the 100 basis points additional common equity return allowed as a merger savings sharing mechanism in the IURC's February 1995 order (February 1995 Order) discussed further herein, with an 8.21% overall rate of return on net original cost rate base. The difference between the Company's request and the authorized increase is primarily related to return on common equity and the deferral to a separate proceeding of an increase in the level of recovery of DSM costs, as discussed below.

In October 1996, The Office of the Utility Consumer Counselor (UCC) and the Citizens Action Coalition of Indiana, Inc. (CAC) filed a Joint Petition for Reconsideration and Rehearing of the September 1996 Order with the IURC. The principal issues raised by the UCC and CAC are the fair value rate of return and the cut-off date for the inclusion of costs to achieve merger savings in retail rates. PSI has filed a response in opposition and cannot predict what action the IURC may take with respect to the requested rehearing and reconsideration.

A settlement agreement between PSI and certain intervenors in a proceeding established to review PSI's current and proposed DSM programs was approved by the IURC in December 1996. The settlement agreement allows PSI to recover $35 million per year over the next four years, which is designed to recover all previously incurred, but as yet unrecovered, DSM costs and all costs related to satisfying remaining commitments associated with a previous DSM settlement agreement, together with carrying costs thereon, through a non-bypassable charge in PSI's retail rates. The new agreement also authorizes PSI to spend up to $8 million annually on ongoing DSM programs through the year 1999 and to collect such amounts currently in retail rates.

February 1995 Order - Retail Rate Proceeding and Merger Savings Allocation Plan The IURC's February 1995 Order approved a settlement agreement between PSI and certain intervenors authorizing PSI to increase retail rates $33.6 million before credits to base rates of $4.4 million in 1995 and an additional $2.2 million and $2.4 million in 1996 and 1997, respectively, to reflect the sharing with customers of non-fuel operation and maintenance expense merger savings (Non-fuel Merger Savings).

Additionally, the February 1995 Order provides PSI an opportunity to earn up to an additional 100 basis points above the common equity return authorized in the September 1996 Order until December 31, 1997. In order to be eligible for such additional earnings, PSI must meet certain performance-related standards. PSI currently meets these standards, which are measured in conjunction with quarterly fuel adjustment clause filings. After December 31, 1997, the 100 basis point increment to the authorized common equity return will be phased out ratably over a twelve-month period.

Effective with this order, PSI began recovering carrying costs on certain environmental-related projects while under construction and prior to the date of an order reflecting such projects in rates. Through this mechanism, revenues were increased by $9 million, $18 million, and $2 million on an annual basis in February 1995, March 1995, and January 1996, respectively.

Coal Contract Buyout Costs In August 1996, PSI entered into a coal supply agreement with Eagle Coal Company (Eagle) for the supply of approximately three million tons of coal per year. The agreement, which terminates December 31, 2000, provides for a buyout fee of $179 million (including interest) to be included in the price of coal to PSI over the term of the contract. This fee represents the costs to Eagle of the buyout of the coal supply agreement between PSI and Exxon Coal and Minerals Company. The retail jurisdictional portion of the buyout charge, excluding the portion applicable to joint owners, will be recovered through the quarterly fuel adjustment clause, with carrying costs on unrecovered amounts, through December 2002. PSI has also filed a petition at the FERC for recovery of the wholesale jurisdictional portion of the buyout costs through the wholesale fuel adjustment clause. Generally, the FERC will allow recovery if the utility can demonstrate there will be net benefits to customers during the buyout cost recovery period. The FERC is expected to issue an order on PSI's petition during 1997. PSI cannot predict what action the FERC may take with respect to this petition. (See
Note 1(i) of the "Notes to Financial Statements" in Item 8. "Financial Statements and Supplementary Data.")

Cinergy and CG&E

Ohio

PUCO Order - CG&E's Gas Rate Proceeding In December 1996, the PUCO issued an order (December 1996 Order) approving an overall average increase in gas revenues for CG&E of 2.5% ($9.3 million annually). CG&E had requested a rate increase of 7.8% ($26.2 million annually). The PUCO established an overall rate of return of 9.7%, including a return on common equity of 12.0%. In developing this return on common equity, the PUCO considered, among other things, CG&E's efforts to reduce costs and increase operating efficiency and its proposals to allow residential customers to choose their natural gas supplier. The PUCO disallowed certain of CG&E's requests, including the requested working capital allowance, recovery of certain capitalized information systems development costs, and certain merger-related costs.
These disallowances resulted in a pretax charge to earnings during the fourth quarter of $20 million ($15 million net of taxes or 10 cents per share). CG&E's request for a rehearing on the disallowed information systems costs and other aspects of the order was denied. CG&E has until April 14, 1997 to appeal these issues to the Supreme Court of Ohio.

Other In April 1994, the PUCO issued an order approving a settlement agreement among CG&E, the PUCO Staff, the Office of the Ohio Consumers' Counsel, and other intervenors which resolved outstanding issues related to the merger and the PUCO's May 1992 order which established a rate phase-in plan for the Wm. H. Zimmer Generating Station (Zimmer). As a result of this order, the rate phase-in plan, which granted annual increases in electric revenues of $37.8 million, $38.8 million, and $39.8 million in May 1992, 1993, and 1994, respectively, remained unchanged. Additionally, as part of this settlement, CG&E agreed to a moratorium on increases in base electric rates until January 1, 1999 (except under certain circumstances). In return, CG&E is allowed to retain all PUCO electric jurisdictional Non-fuel Merger Savings until 1999.

Consistent with the provisions of the settlement agreement and the December 1996 Order, CG&E expensed merger transaction costs and costs to achieve merger savings (Merger Costs) applicable to its PUCO jurisdiction of $32 million, $5 million, and $41 million (including $6 million as a result of the December 1996 Order) in 1994, 1995, and 1996, respectively. CG&E and its utility subsidiaries are deferring the non-PUCO jurisdictional portion of Merger Costs for future recovery in customer rates.

Additionally, in December 1996, the PUCO issued an order applicable to CG&E's DSM programs. The order requires CG&E to spend up to one-half of the annual $5 million currently included in retail rates on PUCO-sanctioned low-income residential programs. The remaining portion of the $5 million is to be applied to the recovery of DSM cost deferrals. CG&E's participation in the low-income programs will be a factor considered by the PUCO in setting future rates of return and approving competitive transition plans.

Cinergy, CG&E, and ULH&P

Kentucky In exchange for the KPSC's support of the merger, in May 1994, ULH&P accepted the KPSC's request for an electric rate moratorium commencing after ULH&P's next retail rate case (which has not yet been filed) and extending to January 1, 2000. In addition, the KPSC has authorized concurrent recovery of costs related to various DSM programs of ULH&P.

ULH&P is deferring its portion of Merger Costs for future recovery in customers' rates.

KPSC Order In July 1996, the KPSC issued an order authorizing a decrease in ULH&P's electric rates of approximately $1.8 million annually to reflect a reduction in the cost of electricity purchased from CG&E.

Cinergy, CG&E, and ULH&P

Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of the gas operations for a period of three years. As previously discussed in the "Competitive Pressures" section, in June 1995, the SEC endorsed recommendations for reform/repeal of the PUHCA, including allowing registered holding companies to own combination electric and gas utility companies, provided the affected states agree. It is expected that legislation addressing repeal of the PUHCA and industry restructuring will be introduced in Congress during 1997.

Regardless of the outcome of the proposals to reform/repeal the PUHCA, Cinergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

ENVIRONMENTAL ISSUES

Cinergy, CG&E, and PSI

Clean Air Act Amendments of 1990 (CAAA) The 1990 revisions to the Clean Air Act require reductions in both sulfur dioxide and nitrogen oxide emissions from utility sources. Reductions of these emissions are to be accomplished in two phases. Compliance under Phase I was required by January 1, 1995, and Phase II compliance is required by January 1, 2000. To achieve the sulfur dioxide reduction objectives of the CAAA, emission allowances have been allocated by the United States Environmental Protection Agency (EPA) to affected sources (e.g., Cinergy's electric generating units). Each allowance permits one ton of sulfur dioxide emissions. The CAAA allows compliance to be achieved on a national level, which provides companies the option to achieve this compliance by reducing emissions and/or purchasing emission allowances.

Cinergy's operating strategy for Phase I is based upon the compliance plans developed by PSI and CG&E and approved by the IURC and the PUCO. All required modifications to Cinergy's generating units to implement the compliance plans were completed prior to January 1, 1995.

To comply with Phase II sulfur dioxide emission requirements, Cinergy's current strategy includes a combination of switching to lower-sulfur coal blends and utilizing an emission allowance banking strategy. This cost-effective strategy will allow Cinergy to meet Phase II sulfur dioxide reduction requirements while maintaining optimal flexibility to meet changes in output due to increased customer choice as well as potentially significant future environmental requirements. Cinergy intends to utilize an emission allowance banking strategy to the extent a viable emission allowance market exists. However, the availability and economic value of emission allowances over the long term is still uncertain. In the event the market price for emission allowances or lower-sulfur coal increases substantially from the current forecast, Cinergy could be forced to consider high capital cost options.

To meet nitrogen oxide reductions required by Phase II, Cinergy may install additional low-nitrogen oxide burners on certain affected units in addition to the use of a system-wide nitrogen oxide emission averaging strategy.
Cinergy is forecasting CAAA compliance capital expenditures of $27 million during the 1997 through 2001 period. Of these forecasted expenditures, $15 million relates to CG&E and $12 million relates to PSI. These expenditures are included in the amounts provided in the "Capital Requirements" section herein. In addition, operating costs may increase due to higher fuel costs (e.g., higher-quality, lower-sulfur coal; increased use of natural gas) and maintenance expenses.

Global Climate Change Some scientists, environmentalists, and policymakers continue to express concern about the potential for climate change from increasing amounts of greenhouse gases released as by-products of burning fossil fuel and other industrial processes. However, significant uncertainty exists concerning increased greenhouse gas concentrations and their effect on the global climate system. Cinergy's plan for managing the potential risk and uncertainty of climate change includes: (1) implementing cost effective greenhouse gas emission reduction and offsetting activities; (2) encouraging the use of alternative fuels for transportation vehicles (a major source of greenhouse gases); (3) funding research of more efficient and alternative electric generating technologies; (4) funding research to better understand the causes and consequences of climate change; and (5) encouraging a global discussion of the issues and how best to manage them. Cinergy believes that voluntary programs, such as the United States Department of Energy Climate Challenge Program, which Cinergy joined in 1995, can successfully limit greenhouse gas emissions.

Air Toxics The air toxics provisions of the CAAA exempted fossil-fueled steam utility plants from mandatory reduction of 189 listed air toxics until the EPA completes a study. In October 1996, the EPA issued its final interim report indicating these emissions create little risk to public health. A final report, including further assessments on mercury emissions, is expected at a later date. If additional air toxics regulations are issued, the cost of compliance could be significant. Cinergy cannot predict the outcome or the effects of this EPA study.

Ambient Air Standards The EPA is proceeding with two programs aimed at assuring clean air. As required by the CAAA, the EPA is reviewing the adequacy of the ozone and particulate matter National Ambient Air Quality Standards (NAAQS) to protect human health. Preliminary proposals indicate the EPA's intent is to make the standards more stringent, thus designating more areas as non-attainment. The EPA has stated its intent to issue final rules by summer 1997. At the same time, the EPA has published its intent to notify certain states that their State Implementation Plans (SIPs) need to be modified in order for existing non-attainment areas to more rapidly reach attainment with the current ozone standard. Even states in attainment of the NAAQS could be required to reduce emissions if they are determined to impact non-attainment areas in other states. The specific affected states and proposed ozone precursor reductions are to be proposed this spring and finalized later in the year. Since the new NAAQS levels are not yet final and the studies of long-range pollution transport have not been completed, Cinergy cannot predict the outcome or effect of the proposed NAAQS and SIP modifications.

Cinergy, CG&E, PSI, and ULH&P

Other As more fully discussed in Note 12(b)(ii) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data", PSI has received notification from Indiana Gas Company, Inc. (IGC) and Northern Indiana Public Service Company (NIPSCO) alleging PSI is a Potentially Responsible Party under the Comprehensive Environmental Response, Compensation and Liability Act with respect to certain manufactured gas plant (MGP) sites.

PSI has not assumed any responsibility to reimburse IGC or NIPSCO for their costs of investigating and remediating MGP sites, with the exception of a site at Shelbyville, Indiana, for which the costs are not material. It is premature, at this time, to predict the nature, extent, and ultimate costs of, or PSI's responsibility for, environmental investigations and remediations at MGP sites owned or previously owned by PSI or its predecessors. Information available to PSI regarding the current status of investigation and/or remediation at the sites identified in IGC's claim indicates PSI's potential exposure to probable and reasonably estimable liabilities associated with these MGP sites would not be material to its financial condition or results of operations. However, further investigation and remediation activities at these sites and the additional sites identified in NIPSCO's claim may indicate that the potential liability for MGP sites could be material.

Refer to Note 12(b) and (c) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data" for a more detailed discussion of the status of certain environmental issues.

CAPITAL REQUIREMENTS

CONSTRUCTION AND OTHER INVESTING ACTIVITIES

Cinergy, CG&E, PSI, and ULH&P

Construction expenditures for the Cinergy system are forecasted to be approximately $345 million for 1997, and over the next five years (1997 through 2001), are forecasted to be approximately $1.7 billion. Of these projected expenditures, approximately $170 million and $817 million relate to CG&E (including $19 million and $111 million for ULH&P) and $175 million and $908 million relate to PSI, for 1997, and over the next five years, respectively. Substantially all of these expenditures are for capital improvements to and expansion of Cinergy's operating facilities.

Cinergy's 1995 Form 10-K, as amended, and CG&E's, PSI's, and ULH&P's 1995 Form 10-K, reflected forecasted capital expenditures of $2.1 billion ($1.1 billion for CG&E, including $102 million for ULH&P, and $1.0 billion for PSI) for the period 1996-2000. That amount included expenditures for investments in new generation of $520 million ($285 million for CG&E and $235 million for PSI) over the five-year period. Cinergy is no longer forecasting investments in new generating facilities under the belief that excess supply in the market will continue to exist at least through the transition to full customer choice. However, Cinergy is in the process of securing options to purchase power in order to assure the necessary resources are available to meet its franchise obligations during the transition (see further discussion in "Competitive Pressures" section). If deregulation of the generation component of the electric utility industry does not occur in the manner or in the time frame anticipated, and depending on capacity constraints, franchise demand requirements, and the regulatory requirements dictated for Integrated Resource Planning, Cinergy could be forced to make capital investments in new generating facilities in excess of $100 million annually in lieu of relying upon the existing market for its energy needs. (All forecasted amounts are in nominal dollars and reflect assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increases, and other related factors, all or any of which may change significantly.)

Cinergy

As discussed in the "Competitive Pressures" section, during 1996, Cinergy acquired a 50% interest in Midlands. Cinergy and GPU, Inc. (GPU) formed Avon Energy Partners Holdings (Avon Energy), a 50%/50% joint venture, and acquired the outstanding common stock of Midlands through Avon Energy's wholly-owned subsidiary for approximately $2.6 billion. Cinergy and GPU have each invested approximately $500 million in Avon Energy. Cinergy funded its investment through its credit facility. Avon Energy funded the remainder of the purchase price through the issuance of non-recourse debt (see Note 1(e)(i) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

In the fourth quarter of 1996, Cinergy and Trigen formed a joint venture, Trigen-Cinergy Solutions LLC (Trigen-Cinergy). Cinergy expects to invest up to $100 million and to provide guaranties of debt and other obligations in an aggregate amount not to exceed $250 million at any one time with respect to energy-related products and services, including those undertaken by Trigen-Cinergy. (See the "Competitive Pressures" section herein.)

Cinergy

Cinergy's net cash used in investing activities was $832 million in 1996, compared to $330 million and $528 million in 1995 and 1994, respectively. The increase in 1996 was primarily attributable to Cinergy's investment in Midlands.

CG&E and ULH&P

CG&E and its subsidiaries' net cash used in investing activities was $156 million in 1996 (including $19 million for ULH&P), compared to $147 million and $196 million in 1995 and 1994 (including $19 million and $20 million for ULH&P), respectively. The increase in 1996 was primarily attributable to an increase in the amount of DSM expenditures.

PSI

PSI's net cash used in investing activities was $163 million in 1996, compared to $203 million and $331 million in 1995 and 1994, respectively. The decrease in 1996 was primarily attributable to an increase in the amortization of DSM deferrals as a result of the September 1996 Order.

OTHER COMMITMENTS

Cinergy, CG&E, PSI, and ULH&P

Securities Redemptions Mandatory redemptions of long-term debt total $492 million ($371 million for CG&E and its subsidiaries, including $20 million for ULH&P, and $121 million for PSI) during the period 1997 through 2001. Cinergy will continue to evaluate opportunities for the refinancing of outstanding securities beyond mandatory redemption requirements.

Maintenance and replacement fund provisions contained in CG&E's, PSI's, and ULH&P's first mortgage bond indentures require cash payments, bond retirements, or pledges of unfunded property additions each year based on an amount related to the net revenues of the respective company.

Cinergy and CG&E

Preferred Stock Tender Offer During the third quarter of 1996, Cinergy commenced an offer to purchase any and all outstanding shares of preferred stock of CG&E. The total cost of the tender for these preferred shares ($194 million) was funded from short-term borrowings and the liquidation of certain short-term investments. Through the tender, approximately 90% of the outstanding preferred stock of CG&E was retired. At the same time, a restrictive covenant as to the amount of unsecured debt which could be issued by CG&E was eliminated. The resulting premium on the reacquisition of preferred stock of $18 million (including fees paid to tender agents) is shown as a reduction from net income for purposes of determining net income and earnings per share applicable to common stock.

Cinergy, CG&E, PSI, and ULH&P

Year 2000 Costs Cinergy, like most owners of computer software, will be required to modify significant portions of its software so that it will function properly in the year 2000. Preliminary estimates of the total costs to be incurred prior to 2000 range from $12 million to $17 million. Maintenance or modification costs will be expensed as incurred, while the costs of new software will be capitalized and amortized over the software's useful life.

CAPITAL RESOURCES

Cinergy, CG&E, PSI, and ULH&P

Cinergy, CG&E and its subsidiaries (including ULH&P), and PSI forecast that their need for external funds during the 1997 through 2001 period will primarily be for the refinancing of existing securities. (This forecast reflects nominal dollars and assumptions as to the economy, capital markets, construction programs, legislative and regulatory actions, frequency and timing of rate increases, and other related factors, all or any of which may change significantly.)

INTERNAL FUNDS

Cinergy, CG&E, PSI, and ULH&P

General Currently, the majority of Cinergy's revenues and corresponding cash flows are derived from cost-of-service regulated operations. As previously discussed in the "Competitive Pressures" section, Cinergy believes the generation component of the electric utility industry will ultimately be deregulated. However, the timing and nature of the deregulation and restructuring of the industry is uncertain. In the interim, revenues provided by cost-of-service regulated operations are anticipated to continue as the primary source of funds for Cinergy. As a result of its low-cost position and market strategy, over the long term, Cinergy believes it will be successful in a more competitive environment. However, as the industry becomes more competitive, future cash flows from Cinergy's operations could be subject to a higher degree of volatility than under the present regulatory structure.

Cinergy

For the year ended December 31, 1996, Cinergy's cash provided from operating activities was $816 million compared to $703 million in 1995 and $441 million in 1994. The increase in 1996 was primarily due to CG&E's and ULH&P's sales of accounts receivables during 1996. The increase was offset, in part, by PSI's payment of $80 million in accordance with a 1989 settlement agreement between PSI and Wabash Valley Power Association, Inc. (WVPA). (See Notes 6 and 12(e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

CG&E and ULH&P

For the year ended December 31, 1996, CG&E and its subsidiaries' cash provided from operating activities was $676 million (including $42 million for ULH&P) compared to $441 million in 1995 (including $37 million for ULH&P) and $447 million (including $33 million for ULH&P) in 1994. The increase in 1996 was primarily due to CG&E's and ULH&P's sales of accounts receivable during 1996. (See Note 6 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

PSI

For the year ended December 31, 1996, PSI's cash provided from operating activities was $228 million compared to $257 million in 1995 and $42 million in 1994. The decrease in 1996 reflects PSI's payment of $80 million in accordance with a 1989 settlement agreement between PSI and WVPA. (See Note 12(e) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

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

COMMON STOCK

Cinergy

During 1996, 1995, and 1994, Cinergy issued 15 thousand, 2.6 million, and 2.8 million shares, respectively, of common stock pursuant to its dividend reinvestment and stock purchase plan and various stock-based employee plans. Cinergy purchased 1.2 million outstanding shares on the open market to satisfy substantially all of its 1996 obligations under these plans. Cinergy plans to continue using market purchases of common stock to satisfy all or at least a portion of its obligations under these plans.

In October 1996, Cinergy increased the quarterly dividend by approximately 5% to 45 cents per share of common stock.

LONG-TERM DEBT

Cinergy, CG&E, PSI, and ULH&P

As of December 31, 1996, CG&E, PSI, and ULH&P had state regulatory authority for long-term debt issuances of $250 million, $87 million, and $40 million, respectively. Regulatory approval to issue additional amounts of securities will be requested as needed.

SHORT-TERM DEBT

Cinergy, CG&E, PSI, and ULH&P

Cinergy's subsidiaries had regulatory authority to borrow up to $838 million ($438 million for CG&E and its subsidiaries, including $35 million for ULH&P, and $400 million for PSI) as of December 31, 1996. In connection with this authority, unsecured lines of credit (Committed Lines) have been established which permit borrowings of up to $280 million ($80 million for CG&E and $200 million for PSI), of which $181 million ($65 million for CG&E and $116 million for PSI) remained unused at December 31, 1996. CG&E and PSI also have the capability to issue commercial paper which must be supported by Committed Lines of the respective company. Neither CG&E nor PSI issued commercial paper in 1996 and none remained outstanding as of December 31, 1996. Additionally, pursuant to this authority, additional short-term borrowings with various banks are arranged on an "as offered" basis.

To better manage cash and working capital requirements, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P, participate in a money pooling arrangement. Under this money pooling arrangement, Cinergy system companies with surplus short-term funds, whether from internal or external sources, provide short-term loans to other system companies at rates that reflect (1) the actual costs of the external borrowing and/or (2) the costs of the internal funds which are set at the 30-day Federal Reserve "AA" industrial commercial paper rate. The SEC's approval of the money pool, pursuant to the PUHCA, extends through May 31, 1997. In March 1997, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P and other Cinergy system companies, which participate in the money pooling arrangement, filed an application with the SEC under the PUHCA requesting reauthorization of the money pool through December 31, 2002.

Cinergy

Cinergy has established a $600 million credit facility, which expires in May 2001, of which $91 million remained unused as of December 31, 1996. This new credit facility was established, in part, to fund the acquisition of Midlands through Avon Energy and its wholly-owned subsidiary ($500 million has been designated for this purpose) with the remaining portion available for general corporate purposes. The prior $100 million credit facility, which would have expired in September 1997, has been terminated.

In addition, Cinergy U.K., a subsidiary of Investments, which holds Cinergy's 50% investment in Avon Energy, entered into a $40 million non-recourse credit agreement, of which $27 million is outstanding as of December 31, 1996. This new credit agreement was also used to fund the acquisition of Midlands.

Cinergy has borrowed approximately $500 million under the two agreements to fund its equity investment in Avon Energy.

Net cash used in financing activities totaled $110 thousand for 1996, as compared to $410 million for 1995 and a source of $147 million for 1994. The change in cash flow from financing activities for 1996 primarily resulted from Cinergy borrowing under its credit facility to fund the acquisition of Midlands.

CG&E and ULH&P

CG&E and its subsidiaries' net cash used in financing activities totaled $521 million (including $23 million for ULH&P) for 1996, as compared to $339 million (including $17 million for ULH&P) for 1995 and $203 million (including $14 million for ULH&P) for 1994. The change in cash flow from financing activities for 1996 was primarily attributable to CG&E's payments of common stock dividends to Cinergy during 1996.

PSI

PSI's net cash used in financing activities totaled $77 million for 1996, as compared to $45 million for 1995 and a source of $291 million for 1994. The change in cash flow from financing activities for 1996 was primarily attributable to PSI's payments of common stock dividends to Cinergy during 1996.

SALE OF ACCOUNTS RECEIVABLE

Cinergy, CG&E, PSI, and ULH&P

In January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable up to an aggregate maximum of $350 million, of which $246 million ($164 million by CG&E and its subsidiaries, including $23 million by ULH&P, and $82 million by PSI) has been sold as of December 31, 1996. PSI had a similar agreement, which expired in January 1996, to sell up to $90 million of its accounts receivable.

FINANCIAL DERIVATIVES

Cinergy, CG&E, PSI, and ULH&P

As discussed in Notes 8(a) and 16(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data," Cinergy and its subsidiaries use forward foreign exchange contracts and currency swaps to hedge exposures to fluctuations in foreign currency exchange rates, and interest rate swap agreements to lower funding costs and reduce exposures to fluctuations in interest rates.

POWER MARKETING AND TRADING

Cinergy, CG&E, and PSI

As discussed in the "Competitive Pressures" section, Cinergy has functionally reorganized its electric operations into three strategic business units, including an energy commodities business unit. The energy commodities business unit includes Cinergy's power marketing and trading function, which was formally established in 1995 and was the natural successor of CG&E's and PSI's existing bulk power operations.

At present, the competitive electric power market is dominated by a small number of large participants (primarily utilities and a few power marketers), trading liquidity is limited, and pricing is not transparent. Similar to the development of natural gas markets, the market for trading electricity is expected to develop rapidly and Cinergy plans to be a major participant.

At December 31, 1996, Cinergy's trading book principally consisted of physical contracts with fixed pricing. The majority of these physical contracts are fixed-price forward-purchase and sales contracts, which require settlement by physical delivery of electricity. During 1996, Cinergy also began entering into option contracts which, to the extent the options are exercised, are also settled with physical delivery of electricity. Contracts requiring settlement in cash were not significant during 1996.

These transactions give rise to market risk, which represents the potential adverse impact of changes in the market value of a particular commitment. As Cinergy continues to develop its power marketing and trading business (and due to its substantial investment in generating assets), its potential exposure to movements in the price of electricity and other energy commodities will become greater.

Credit risk represents to the risk of loss which would occur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations. As the competitive electric power market expands, counterparties will increasingly include new market entrants, such as other power marketers, brokers, and commodities traders. This increased level of new market entrants, as well as competitive pressures on the utility market participants, could increase Cinergy's exposure to credit risk.

As Cinergy expands its power marketing and trading business, in addition to increased exposure to market and credit risks, it will also be subject to increased earnings volatility. Cinergy has established a risk management function and is implementing risk management policies and procedures to manage its exposure to market and credit risks.

ACCOUNTING CHANGES

Cinergy, CG&E, PSI, and ULH&P

The FASB has issued Statement of Financial Accounting Standards No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 125). Statement 125, which is effective for transactions occurring after December 31, 1996, provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. Based on the terms of CG&E's, PSI's, and ULH&P's current securitization agreement with respect to their sales of accounts receivables, the application of the provisions of Statement 125 will not significantly affect the companies financial statements. Costs to service the receivables sold are not material. (See Note 6 of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

INFLATION

Cinergy, CG&E, PSI, and ULH&P

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

DIVIDEND RESTRICTIONS

Cinergy, CG&E, and PSI

See Note 2(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data."

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P

Reference is made to "ITEM 8.  Financial Statements and Supplementary Data."

        Index to Financial Statements and Financial Statement Schedules

                                                                  Page Number
Financial Statements

  Cinergy, CG&E, PSI, and ULH&P
     Report of Independent Public Accountants. . . . . . . .          XX
  Cinergy
     Consolidated Statements of Income for the
       three years ended December 31, 1996. . . . . . . . .           XX
     Consolidated Balance Sheets at
       December 31, 1996 and 1995 . . . . . . . . . . . . .           XX
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1996. . . . . . . . . . . . . . .           XX
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1996. . . . .           XX
     Results of Operations. . . . . . . . . . . . . . . . .           XX
  CG&E
     Consolidated Statements of Income for the
       three years ended December 31, 1996. . . . . . . . .           XX
     Consolidated Balance Sheets at
       December 31, 1996 and 1995 . . . . . . . . . . . . .           XX
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1996. . . . . . . . . . . . . . .           XX
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1996. . . . .           XX
     Results of Operations. . . . . . . . . . . . . . . . .           XX
  PSI
     Consolidated Statements of Income for the
       three years ended December 31, 1996. . . . . . . . .           XX
     Consolidated Balance Sheets at
       December 31, 1996 and 1995 . . . . . . . . . . . . .           XX
     Consolidated Statements of Changes in
       Common Stock Equity for the three years
       ended December 31, 1996. . . . . . . . . . . . . . .           XX
     Consolidated Statements of Cash Flows
       for the three years ended December 31, 1996. . . . .           XX
     Results of Operations. . . . . . . . . . . . . . . . .           XX
  ULH&P
     Statements of Income for the three years ended
       December 31, 1996. . . . . . . . . . . . . . . . . .           XX
     Balance Sheets at December 31, 1996 and 1995 . . . . .           XX
     Statements of Changes in Common Stock Equity
       for the three years ended December 31, 1996. . . . .           XX
     Statements of Cash Flows for the three years
       ended December 31, 1996. . . . . . . . . . . . . . .           XX
     Results of Operations. . . . . . . . . . . . . . . . .           XX

  Notes to Financial Statements . . . . . . . . . . . . . .           XX

                                                                  Page Number
Financial Statement Schedules

     Schedule II - Valuation and Qualifying Accounts
       Cinergy . . . . . . . . . . . . . . . . . . . . . .           XXX
       CG&E. . . . . . . . . . . . . . . . . . . . . . . .           XXX
       PSI . . . . . . . . . . . . . . . . . . . . . . . .           XXX
       ULH&P . . . . . . . . . . . . . . . . . . . . . . .           XXX


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

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company:

We have audited the financial statements of Cinergy Corp. (a Delaware Corporation), The Cincinnati Gas & Electric Company (an Ohio Corporation), PSI Energy, Inc. (an Indiana Corporation), and The Union Light, Heat and Power Company (a Kentucky Corporation), as of December 31, 1996 and 1995, and for each of the three years in the period ended December 31, 1996, as listed in the index on page 48. These financial statements and the schedules referred to below are the responsibility of management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Cinergy Corp., The Cincinnati Gas & Electric Company, PSI Energy, Inc., and The Union Light, Heat and Power Company as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental financial statement schedules listed in the index on page 49 pursuant to Item 14, are presented for purposes of complying with the Securities and Exchange Commission's Rules and Regulations under the Securities Exchange Act of 1934 and are not a required part of the basic financial statements. The supplemental financial statement schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects in relation to the basic financial statements taken as a whole.




Arthur Andersen LLP
Cincinnati, Ohio,
January 29, 1997
<PAGE
Cinergy Corp.
  and Subsidiaries
<PAGE


                                    CINERGY CORP.

                          CONSOLIDATED STATEMENTS OF INCOME

                                           1996           1995           1994
                                        (in thousands, except per share amounts)
Operating Revenues
  Electric                              $2 768 706     $2 612 579     $2 446 049
  Gas                                      474 034        410 852        442 398
                                         3 242 740      3 023 431      2 888 447

Operating Expenses
  Fuel used in electric production         713 250        716 754        712 993
  Gas purchased                            249 116        206 250        248 293
  Purchased and exchanged power            158 838         47 632         49 082
  Other operation                          598 434        520 590        549 152
  Maintenance                              193 908        182 180        200 959
  Depreciation                             282 763        279 759        294 395
  Amortization of phase-in deferrals        13 598          9 091           -
  Post-in-service deferred operating
    expenses - net                          (1 509)        (2 500)        (5 998)
  Phase-in deferred depreciation              -              -            (2 161)
  Income taxes (Note 11)                   218 269        221 429        154 494
  Taxes other than income taxes            257 815        255 533        243 716
                                         2 684 482      2 436 718      2 444 925

Operating Income                           558 258        586 713        443 522

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                      1 225          1 964          6 201
  Post-in-service carrying costs             1 223          3 186          9 780
  Phase-in deferred return                   8 372          8 537         15 351
  Equity in earnings of unconsolidated
    subsidiary (Note 1(e))                  25 430           -              -
  Income taxes (Note 11)                    19 536          7 358         12 922
  Other - net                              (40 464)        (3 051)       (33 789)
                                            15 322         17 994         10 465

Income Before Interest and Other Charges   573 580        604 707        453 987

Interest and Other Charges
  Interest on long-term debt               190 617        213 911        219 248
  Other interest                            31 169         20 826         20 370
  Allowance for borrowed funds used
    during construction                     (6 183)        (8 065)       (12 332)
  Preferred dividend requirements of
    subsidiaries                            23 180         30 853         35 559
                                           238 783        257 525        262 845

Net Income                              $  334 797     $  347 182     $  191 142
Costs of Reacquisition of Preferred
    Stock of Subsidiary (Note 3(b))        (18 391)          -              -  _
Net Income Applicable to Common Stock   $  316 406     $  347 182     $  191 142

Average Common Shares Outstanding          157 678        156 620        147 426

Earnings Per Common Share
  Net income                                 $2.12          $2.22          $1.30
  Costs of reacquisition of preferred
    stock of subsidiary (Note 3(b))           (.12)           -              - _
  Net income applicable to
    common stock                             $2.00          $2.22          $1.30

Dividends Declared Per Common Share          $1.74          $1.72          $1.50

The accompanying notes are an integral part of these consolidated financial statements.

CINERGY CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1996          1995_
                                                       (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                         $8 809 786     $8 617 695
    Gas                                                 713 829        680 339
    Common                                              185 255        183 422
                                                      9 708 870      9 481 456
  Accumulated depreciation                            3 591 858      3 367 401
                                                      6 117 012      6 114 055
  Construction work in progress                         172 614        135 852
      Total utility plant                             6 289 626      6 249 907

Current Assets
  Cash and temporary cash investments                    19 327         35 052
  Restricted deposits                                     1 721          2 336
  Accounts receivable less accumulated provision
    for doubtful accounts of $10,618 in 1996 and
    $10,360 in 1995 (Note 6)                            199 361        371 150
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                  71 730        122 409
    Gas stored for current use                           32 951         21 493
    Other materials and supplies                         80 292         85 076
  Property taxes applicable to subsequent year          123 580        116 822
  Prepayments and other                                  37 049         32 347
                                                        566 011        786 685

Other Assets
  Regulatory assets (Note 1(f))
    Amounts due from customers - income taxes           377 194        423 493
    Post-in-service carrying costs and deferred
      operating expenses                                186 396        187 190
    Coal contract buyout costs                          138 171           -
    Deferred demand-side management costs               134 742        129 400
    Phase-in deferred return and depreciation            95 163        100 388
    Deferred merger costs                                93 999         56 824
    Unamortized costs of reacquiring debt                70 518         73 904
    Other                                                72 483         74 911
  Investment in unconsolidated
    subsidiary (Note 1(e))                              592 660           -
  Other                                                 231 551        137 362
                                                      1 992 877      1 183 472

                                                     $8 848 514     $8 220 064

The accompanying notes are an integral part of these consolidated financial statements.

                                              CINERGY CORP.

CAPITALIZATION AND LIABILITIES

                                                                           December 31
                                                         1996          1995_
                                                       (dollars in thousands)
Common Stock Equity (Note 2)
  Common stock - $.01 par value;
    authorized shares - 600,000,000;
    outstanding shares - 157,679,129 in 1996
    and 157,670,141 in 1995                          $    1 577     $    1 577
  Paid-in capital                                     1 590 735      1 597 050
  Retained earnings                                     992 273        950 216
  Cumulative foreign currency
    translation adjustment                                 (131)          -  _
      Total common stock equity                       2 584 454      2 548 843

Cumulative Preferred Stock of Subsidiaries
  (Note 3)
  Not subject to mandatory redemption                   194 232        227 897
  Subject to mandatory redemption                          -           160 000

Long-term Debt (Note 4)                               2 534 978      2 530 766
      Total capitalization                            5 313 664      5 467 506

Current Liabilities
  Long-term debt due within one year (Note 4)           140 000        201 900
  Notes payable (Note 5)                                713 617        165 800
  Accounts payable                                      305 420        268 139
  Litigation settlement (Note 12(e))                       -            80 000
  Accrued taxes                                         323 059        317 185
  Accrued interest                                       55 590         55 995
  Other                                                 114 653         57 202
                                                      1 652 339      1 146 221

Other Liabilities
  Deferred income taxes (Note 11)                     1 146 263      1 120 900
  Unamortized investment tax credits                    175 935        185 726
  Accrued pension and other postretirement
    benefit costs (Notes 9 and 10)                      263 319        171 771
  Other                                                 296 994        127 940
                                                      1 882 511      1 606 337
Commitments and Contingencies (Note 12)
                                                     $8 848 514     $8 220 064

CINERGY CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY


                                                                             Cumulative
                                                                              Foreign
                                                                              Currency
                                     Common      Paid-in       Retained      Translation        Total Common
                                      Stock      Capital       Earnings      Adjustment         Stock Equity
                         (dollars in thousands)
Balance December 31, 1993            $1 453     $1 312 426     $ 907 802        $ -             $2 221 681
Net income                                                       191 142                           191 142
Issuance of 9,830,042 shares of
  common stock                           99        227 882                                         227 981
Common stock issuance expenses                      (5 225)                                         (5 225)
Dividends on common stock (see
  page 52 for per share amounts)                                (221 362)                         (221 362)
Other                                                  575          (521)                               54

Balance December 31, 1994             1 552      1 535 658       877 061                         2 414 271
Net income                                                       347 182          -                347 182
Issuance of 2,472,103 shares of
  common stock - net                     25         60 343                                          60 368
Common stock issuance expenses                        (229)                                           (229)
Dividends on common stock (see
  page 52 for per share amounts)                                (268 851)                         (268 851)
Other                                                1 278        (5 176)                           (3 898)

Balance December 31, 1995             1 577      1 597 050       950 216          -              2 548 843
Net income                                                       334 797                           334 797
Issuance of 8,988 shares of
  common stock - net                                   311                                             311
Dividends on common stock (see
  page 52 for per share amounts)                                (274 358)                         (274 358)
Translation adjustments                                                          (131)                (131)
Costs of reacquisition of
  preferred stock of subsidiary                                  (18 391)                          (18 391)
Other                                               (6 626)            9         ____               (6 617)

Balance December 31, 1996            $1 577     $1 590 735     $ 992 273        $(131)          $2 584 454

The accompanying notes are an integral part of these consolidated financial statements.

                                        CINERGY CORP.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         1996          1995        1994
                                                                  (in thousands)
Operating Activities
  Net income                                          $ 334 797     $ 347 182   $ 191 142
  Items providing (using) cash currently:
    Depreciation                                        282 763       279 759     294 395
    Deferred income taxes and investment
      tax credits - net                                  47 912        28 411      30 926
    Allowance for equity funds used during
      construction                                       (1 225)       (1 964)     (6 201)
    Regulatory assets - net                                 280         1 026     (58 165)
    Changes in current assets and current
      liabilities
        Restricted deposits                                (358)       (1 035)     10 046
        Accounts receivable, net of reserves
          on receivables sold                           132 749       (71 641)     40 550
        Materials, supplies, and fuel                    44 005        51 214     (45 949)
        Accounts payable                                 37 281         1 672      (8 191)
        Advance under accounts receivable purchase
          agreement                                        -             -        (49 940)
        Litigation settlement                           (80 000)         -           -
        Accrued taxes and interest                        5 469        56 635       5 753
    Other items - net                                    12 416        12 136      36 890

        Net cash provided by operating activities       816 089       703 395     441 256

Financing Activities
  Issuance of common stock                                  311        60 139     222 756
  Issuance of long-term debt                            174 817       344 280     420 935
  Funds on deposit from issuance of long-term debt          973         9 987      27 897
  Retirement of preferred stock of subsidiaries        (212 487)      (93 466)    (40 426)
  Redemption of long-term debt                         (237 183)     (398 833)   (313 682)
  Change in short-term debt                             547 817       (63 100)     51 186
  Dividends on common stock                            (274 358)     (268 851)   (221 362)

        Net cash provided by (used in) financing
          activities                                       (110)     (409 844)    147 304

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)             (323 013)     (324 905)   (480 533)
  Deferred demand-side management costs - net            (5 342)      (25 273)    (47 268)
  Investment in unconsolidated subsidiary              (503 349)         -           -
  Equity investments in Argentine utilities                -           19 799        -

        Net cash used in investing activities          (831 704)     (330 379)   (527 801)

Net increase (decrease) in cash and temporary
  cash investments                                      (15 725)      (36 828)     60 579
Cash and temporary cash investments at beginning
  of period                                              35 052        71 880      11 121
Cash and temporary cash investments at end of
  period                                              $  19 327     $  35 052   $  71 880

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)              $ 207 393     $ 218 357   $ 211 163
    Income taxes                                        141 917       140 189      96 680

The accompanying notes are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - CINERGY

Kilowatt-Hour (kwh) Sales

Cinergy's total kwh sales in 1996, as compared to 1995, increased 11.0% reflecting an increase in sales to all customer classes. Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale. The increase in retail sales which reflects a higher average number of residential and commercial customers was partially offset by the return to more normal weather in 1996. The increase in industrial sales was due to growth in the primary metals sector.

As compared to 1994, total kwh sales in 1995 increased 4.1% reflecting higher sales to all retail customer classes. Contributing significantly to this increase were higher residential and commercial sales due to warmer weather during the 1995 summer cooling season and colder weather during the fourth quarter of 1995. Additionally, increased sales to industrial customers, reflecting growth in the primary metals and chemicals sectors, contributed to the increased kwh sales level. These increases were offset, in part, by a decline in non-firm power sales for resale.

Total kwh sales increased 2.8% in 1994, as compared to 1993, due, in large part, to non-firm power sales for resale, reflecting third-party, short-term power sales to other utilities through PSI's system and direct power sales by PSI to other utilities. This increase was partially offset by CG&E's reduced power sales to other utilities in 1994. Also significantly contributing to the total kwh sales levels were increased sales to industrial customers. This increase reflected growth in the primary metals and transportation equipment sectors. Commercial sales increased due, in part, to new customers. A decrease in residential sales resulted from the milder weather experienced during the third and fourth quarters of 1994.

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1996        1995       1994_
   Retail
     Residential                             2.4%        5.8%      (1.7)%
     Commercial                              1.3         4.3        1.9
     Industrial                              3.3         4.6        4.6

   Total retail                              2.4         4.9        1.6

   Sales for resale
     Firm power obligations                 10.5         1.7        2.5
     Non-firm power transactions            82.0        (1.3)      14.4

   Total sales for resale                   59.6         (.4)      10.5

   Total sales                              11.0         4.1        2.8

Cinergy currently forecasts a 2% annual compound growth rate in kwh sales over the 1997 through 2001 period. This forecast does not reflect the effects of DSM programs and excludes non-firm power sales for resale and any potential new off-system, long-term firm power sales.

Thousand Cubic Feet (Mcf) Sales and Transportation

Mcf gas sales and transportation volumes increased 8.4%, as compared to 1995. Colder weather in the first quarter of 1996 and cooler than normal weather early in the second quarter of 1996 led to increased gas sales to residential and commercial customers. Also contributing to the increase in total sales was an increase in the number of residential and commercial customers. Industrial sales decreased and gas transported increased as customers continued to purchase gas directly from suppliers using transportation services provided by CG&E. The increase in transportation volumes mainly reflects demand for gas transportation services in the primary metals sector.

Total gas sales and transportation volumes increased 8.6% in 1995, as compared to 1994. Increased sales to residential customers, resulting from colder weather during the fourth quarter of 1995 and an increase in the number of customers, contributed to the higher sales levels. Additionally, increases in commercial and industrial transportation volumes, which resulted from customers electing to purchase gas directly from suppliers, more than offset declines in industrial and commercial sales. The increased transportation volumes mainly reflect industrial demand for gas transportation services in the primary metals, food products, and paper products sectors.

The milder weather experienced in 1994 contributed to a decrease in residential and commercial gas sales volumes and led to the decrease in total Mcf sales and transportation of 1.2%, as compared to 1993. An increase in gas transportation volumes to industrial customers, mainly in the primary metals sector, partially offset this decrease.

Year-to-year changes in Mcf sales for each major class of customers and Mcf transportation volumes are shown below:

                                         Increase (Decrease) from Prior Year

                                              1996       1995        1994 _

   Retail
     Residential                               3.6%      10.5%      (10.2)%
     Commercial                                7.8       (2.0)       (1.5)
     Industrial                              (13.3)     (26.6)       (9.9)

   Total sales                                 2.1        1.5        (6.7)

   Gas transported                            19.8       24.4        13.9

   Total gas sold and transported              8.4        8.6        (1.2)

Operating Revenues

ELECTRIC OPERATING REVENUES

The $156 million (6.0%) increase in 1996 electric operating revenues, as compared to 1995, is due, in large part, to the increase in kwh sales as previously discussed. Also contributing to the increase was the effect of PSI's 7.6% retail rate increase approved in the September 1996 Order, as well as a full year's effect of PSI's 4.3% retail rate increase approved in the February 1995 Order and PSI's 1.9% increase for carrying costs on construction work in progress property which was approved by the IURC in March 1995. These rate increases were offset by the return of approximately $10 million to PSI's customers in accordance with the February 1995 Order, which requires all retail operating income above a certain level to be refunded to customers, the operation of CG&E's fuel adjustment clauses reflecting a lower average cost of fuel used in electric production, and a decrease in ULH&P's electric rates reflecting a reduction in the cost of electricity purchased from CG&E.

Higher retail kwh sales, PSI's electric rate increases which became effective in February 1995 and March 1995, and a full year's effect of CG&E's electric rate increase which became effective in May 1994, significantly contributed to the $167 million (6.8%) increase in electric operating revenues for 1995, when compared to 1994.

Electric operating revenues increased $82 million (3.5%) in 1994, as compared to 1993, as a result of CG&E's electric rate increases which became effective in May 1993, August 1993, and May 1994, PSI's increased kwh sales, and the effects of PSI's $31 million refund to retail customers accrued in June 1993 as a result of the settlement of an April 1990 IURC order.

An analysis of electric operating revenues for the past three years is shown below:

                                                  1996       1995      1994_
                                                    (dollars in millions)

Previous year's electric
  operating revenues                             $2 613     $2 446    $2 364
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                           (1)        54        32
    Sales for resale
      Firm power obligations                         (4)        (1)        1
      Non-firm power transactions                     -          4         -
  Total change in price per kwh                      (5)        57        33

  Kwh sales
    Retail                                           56        109        34
    Sales for resale
      Firm power obligations                          9          1         2
      Non-firm power transactions                    94         (1)       14
  Total change in kwh sales                         159        109        50

  Other                                               2          1        (1)

Current year's electric
  operating revenues                             $2 769     $2 613    $2 446

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

Gas operating revenues increased $63 million (15.4%), as compared to 1995. This increase is attributable to the increase in gas sales and transportation volumes. Also contributing to the increase was the operation of fuel adjustment clauses reflecting a higher cost of gas purchased.

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

Operating Expenses

FUEL

Fuel Used in Electric Production Electric fuel costs, Cinergy's largest operating expense, remained relatively constant in 1996, showing less than a 1% decrease when compared to 1995.

An analysis of fuel costs for the past three years is shown below:

                                                     1996      1995     1994
                                                      (dollars in millions)

Previous year's fuel expense                         $717      $713     $733
Increase (Decrease) due to change in:
  Price of fuel                                        (6)      (25)     (39)
  Kwh generation                                        2        29       19

Current year's fuel expense                          $713      $717     $713

Gas Purchased Gas purchased increased $43 million (20.8%), as compared to 1995 due to an increase in volumes purchased and a higher average cost per Mcf of gas purchased, as previously discussed.

In 1995, gas purchased expense decreased $42 million (16.9%), as compared to 1994, primarily reflecting a decline in the average cost per Mcf of gas purchased.

A reduction in the average cost per Mcf of gas purchased and lower volumes purchased contributed to the decline in gas purchased expense of $33 million (11.6%) in 1994, as compared to 1993.

PURCHASED AND EXCHANGED POWER

Purchased and exchanged power increased $111 million, as compared to 1995. The increase primarily reflects increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

The increase in purchased and exchanged power of $13 million (35.6%) in 1994, as compared to 1993, reflected an increase in third-party, short-term power sales to other utilities through PSI's system and increased purchases of other non-firm power by PSI primarily to serve its own load.

OTHER OPERATION

Other operation increased $78 million (15.0%) in 1996, as compared to 1995. This increase is due to a number of factors, including increased administrative and general expenses reflecting, in part, charges of $35 million for voluntary early retirement and severance programs and charges totaling $6 million related to the December 1996 Order. In addition, an increase of $7 million in production expenses associated with the operations of the Clean Coal Project contributed to the increase.

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

Other operation expenses increased $105 million (23.7%) in 1994, as compared to 1993, due to a number of factors including the previously discussed charges of $62 million, fuel litigation expenses of $8 million incurred by PSI, and increased electric production and distribution expenses.

MAINTENANCE

An increase of $12 million (6.4%) in maintenance costs, as compared to 1995, is primarily attributable to increased maintenance associated with the Clean Coal Project which began commercial operation in November 1995. Increased transmission and distribution expenses also contributed to the higher level of maintenance expense.

Maintenance costs decreased $19 million (9.3%) in 1995, as compared to 1994, primarily due to improved scheduling of routine maintenance on electric generating units. Lower maintenance costs on gas and electric distribution facilities also contributed to this decrease.

Increased maintenance on a number of PSI's generating stations and the initial costs of PSI's new distribution line clearing program resulted in increased maintenance expenses of $8 million (4.2%) in 1994, as compared to 1993.

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

POST-IN-SERVICE DEFERRED OPERATING EXPENSES - NET

Post-in-service deferred operating expenses - net reflect various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant is reflected in retail rates, net of amortization of these deferrals as they are recovered through retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

PHASE-IN DEFERRED DEPRECIATION AND RETURN AND AMORTIZATION OF PHASE-IN
  DEFERRALS

Phase-in deferred depreciation, phase-in deferred return, and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer. (See
Note 1(k) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes increased $12 million (4.8%) in 1995 and $15 million (6.5%) in 1994, primarily due to increased property taxes resulting from a greater investment in taxable property and higher property tax rates.

Other Income and Expenses - Net

POST-IN-SERVICE CARRYING COSTS

Post-in-service carrying costs reflect the deferral of carrying costs on certain generating units and other utility plant from the in-service date until the related plant is reflected in retail rates. (See Note 1(h) of the Notes to Consolidated Financial Statements).

OTHER - NET

The change in other - net of $37 million, as compared to 1995, is due to a number of factors including $4 million of interest received in 1995 on an income tax refund related to prior years, charges totaling $14 million associated with the December 1996 Order, expenses associated with CG&E's and ULH&P's sales of accounts receivables in 1996, and the effect of a $10 million gain in 1995 on the sale of Cinergy's investment in an Argentine utility.

The $31 million change in other - net in 1995, as compared to 1994, is due in part to interest on the income tax refund and the $10 million gain discussed above and charges of $17 million in 1994 for merger-related and other expenditures which cannot be recovered from customers.

In 1994, other - net increased $9 million, as compared to 1993, primarily as a result of the write-off during 1993 of $22 million related to the defense against the IPALCO Enterprises, Inc. hostile takeover attempt. The increase was offset, in part, by the charges in 1994 of $17 million previously discussed.

Interest and Other Charges

INTEREST ON LONG-TERM DEBT

Interest on long-term debt decreased $23 million (10.9%), as compared to 1995, due to the refinancing and redemptions of long-term debt by CG&E, PSI, and ULH&P during 1995 and 1996.

OTHER INTEREST

Other interest increased $10 million (49.7%), as compared to 1995, primarily reflecting increased interest expense on short-term borrowings used to fund Cinergy's investment in Avon Energy.

PREFERRED DIVIDEND REQUIREMENTS OF SUBSIDIARIES

Preferred dividend requirements of subsidiaries decreased $8 million (24.9%), as compared to 1995. The decrease was primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer (see Note 3(b) of the Notes to Financial Statements).

The Cincinnati Gas & Electric Company
and subsidiaries

                         THE CINCINNATI GAS & ELECTRIC COMPANY

                           CONSOLIDATED STATEMENTS OF INCOME

                                           1996           1995           1994
                                                     (in thousands)
Operating Revenues
  Electric
    Non-affiliated companies            $1 458 828     $1 407 119     $1 341 120
    Affiliated companies                    43 180         30 104          4 667
  Gas
    Non-affiliated companies               474 034        410 852        442 398
    Affiliated companies                         7           -              -  _
  Total operating revenues               1 976 049      1 848 075      1 788 185

Operating Expenses
  Fuel used in electric production         349 197        327 353        325 470
  Gas purchased                            249 116        206 250        248 293
  Purchased and exchanged power
    Non-affiliated companies                46 333         13 870         12 349
    Affiliated companies                    21 921         42 575          8 583
  Other operation                          330 169        291 874        336 030
  Maintenance                               96 205         94 688        106 810
  Depreciation                             160 951        158 986        156 676
  Amortization of phase-in deferrals        13 598          9 091           -
  Post-in-service deferred operating
    expenses - net                           3 290          3 290          3 290
  Phase-in deferred depreciation              -              -            (2 161)
  Income taxes (Note 11)                   145 075        136 386        104 128
  Taxes other than income taxes            207 904        203 680        197 381
                                         1 623 759      1 488 043      1 496 849

Operating Income                           352 290        360 032        291 336

Other Income and Expenses - Net
  Allowance for equity funds
    used during construction                 1 225          1 790          1 971
  Phase-in deferred return                   8 372          8 537         15 351
  Income taxes (Note 11)                     9 139          4 587          6 619
  Other - net                              (21 296)         4 221         (6 726)
                                            (2 560)        19 135         17 215

Income Before Interest                     349 730        379 167        308 551

Interest
  Interest on long-term debt               123 616        143 334        150 386
  Other interest                             2 793          3 486          2 831
  Allowance for borrowed funds
    used during construction                (3 859)        (3 854)        (2 977)
                                           122 550        142 966        150 240

Net Income                                 227 180        236 201        158 311
Preferred Dividend Requirement              10 643         17 673         22 377
Costs of Reacquisition of
  Preferred Stock (Note 3(b))               18 391           -              -___
Net Income Applicable to
  Common Stock                          $  198 146     $  218 528     $  135 934

The accompanying notes are an integral part of these consolidated financial statements.

                    THE CINCINNATI GAS & ELECTRIC COMPANY

                         CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1996          1995
                                                       (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                         $4 631 605     $4 564 711
    Gas                                                 713 829        680 339
    Common                                              185 255        183 422
                                                      5 530 689      5 428 472
  Accumulated depreciation                            1 868 579      1 730 232
                                                      3 662 110      3 698 240
  Construction work in progress                          95 984         77 661
      Total utility plant                             3 758 094      3 775 901

Current Assets
  Cash and temporary cash investments                     5 120          6 612
  Restricted deposits                                     1 171          1 144
  Notes receivable from affiliated companies             31 740         24 715
  Accounts receivable less accumulated
    provision for doubtful accounts of $9,178 in
    1996 and $9,615 in 1995 (Note 6)                    117 912        292 493
  Accounts receivable from affiliated companies           2 453         17 162
  Materials, supplies, and fuel - at average cost
    Fuel for use in electric production                  29 865         40 395
    Gas stored for current use                           32 951         21 493
    Other materials and supplies                         52 023         55 388
  Property taxes applicable to subsequent year          123 580        116 822
  Prepayments and other                                  32 433         30 572
                                                        429 248        606 796

Other Assets
  Regulatory assets (Note 1(f))
    Amounts due from customers - income taxes           344 126        397 155
    Post-in-service carrying costs and deferred
      operating expenses                                141 492        148 316
    Phase-in deferred return and depreciation            95 163        100 388
    Deferred demand-side management costs                33 534         19 158
    Deferred merger costs                                17 709         14 538
    Unamortized costs of reacquiring debt                38 439         39 428
    Other                                                19 545         41 025
  Other                                                  89 908         54 691
                                                        779 916        814 699

                                                     $4 967 258     $5 197 396

The accompanying notes are an integral part of these consolidated financial statements.

                          THE CINCINNATI GAS & ELECTRIC COMPANY

CAPITALIZATION AND LIABILITIES

                                                            December 31
                                                         1996          1995
                                                       (dollars in thousands)
Common Stock Equity (Note 2)
  Common stock - $8.50 par value;
    authorized shares - 120,000,000;
    outstanding shares - 89,663,086 in 1996
    and 1995                                         $  762 136     $  762 136
  Paid-in capital                                       536 276        339 101
  Retained earnings                                     247 403        427 226
      Total common stock equity                       1 545 815      1 528 463

Cumulative Preferred Stock (Note 3)
  Not subject to mandatory redemption                    21 146         40 000
  Subject to mandatory redemption                          -           160 000

Long-term Debt (Note 4)                               1 565 108      1 702 650
      Total capitalization                            3 132 069      3 431 113

Current Liabilities
  Long-term debt due within one year (Note 4)           130 000        151 500
  Notes payable (Note 5)                                 30 488           -
  Notes payable to affiliated companies                     103           -
  Accounts payable                                      166 064        138 735
  Accounts payable to affiliated companies               12 726         20 468
  Accrued taxes                                         267 841        250 189
  Accrued interest                                       30 570         31 299
  Other                                                  32 191         40 409
                                                        669 983        632 600

Other Liabilities
  Deferred income taxes (Note 11)                       767 085        795 385
  Unamortized investment tax credits                    123 185        129 372
  Accrued pension and other postretirement
    benefit costs (Notes 9 and 10)                      165 282        117 641
  Other                                                 109 654         91 285
                                                      1 165 206      1 133 683
Commitments and Contingencies (Note 12)
                                                     $4 967 258     $5 197 396

                        THE CINCINNATI GAS & ELECTRIC COMPANY

             CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                     Common      Paid-in       Retained     Total Common
                                      Stock      Capital       Earnings     Stock Equity
                                                 (dollars in thousands)
Balance December 31, 1993           $748 528     $314 218     $ 456 511      $1 519 257
Net income                                                      158 311         158 311
Issuance of 1,601,003 shares of
  common stock                        13 608       23 142                        36 750
Common stock issuance expenses                        (39)                          (39)
Dividends on preferred stock                                    (22 377)        (22 377)
Dividends on common stock                                      (158 970)       (158 970)
Other                                                 553          (513)             40

Balance December 31, 1994            762 136      337 874       432 962       1 532 972
Net income                                                      236 201         236 201
Dividends on preferred stock                                    (17 673)        (17 673)
Dividends on common stock                                      (219 550)       (219 550)
Other                                               1 227        (4 714)         (3 487)

Balance December 31, 1995            762 136      339 101       427 226       1 528 463
Net income                                                      227 180         227 180
Dividends on preferred stock                                    (10 643)        (10 643)
Dividends on common stock                                      (377 969)       (377 969)
Contribution from parent company                  197 207                       197 207
Costs of reacquisition of
  preferred stock                                               (18 391)        (18 391)
Other                                                 (32)                          (32)

Balance December 31, 1996           $762 136     $536 276     $ 247 403      $1 545 815

The accompanying notes are an integral part of these consolidated financial statements.

                           THE CINCINNATI GAS & ELECTRIC COMPANY

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         1996         1995         1994
                                                                  (in thousands)
Operating Activities
  Net income                                          $ 227 180     $ 236 201   $ 158 311
  Items providing (using) cash currently
    Depreciation                                        160 951       158 986     156 676
    Deferred income taxes and investment
      tax credits - net                                  18 929        26 938      13 680
    Allowance for equity funds used during
      construction                                       (1 225)       (1 790)     (1 971)
    Regulatory assets - net                              34 761        16 654     (21 248)
    Changes in current assets and current
      liabilities
        Restricted deposits                                 (27)       (1 046)         22
        Accounts and notes receivable, net of
          reserves on receivables sold                  156 182       (65 350)     43 145
        Materials, supplies, and fuel                     2 437        14 039      21 202
        Accounts payable                                 19 587        38 386      (8 093)
        Accrued taxes and interest                       16 923        21 935       8 211
    Other items - net                                    39 843        (4 105)     77 462

        Net cash provided by operating activities       675 541       440 848     447 397

Financing Activities
  Issuance of common stock                                 -             -         36 711
  Issuance of long-term debt                               -          344 280     311 957
  Retirement of preferred stock                            -          (93 450)    (40 400)
  Redemption of long-term debt                         (162 583)     (338 378)   (313 522)
  Change in short-term debt                              30 591       (14 500)    (16 500)
  Dividends on preferred stock                          (10 643)      (17 673)    (22 377)
  Dividends on common stock                            (377 969)     (219 550)   (158 970)

        Net cash used in financing activities          (520 604)     (339 271)   (203 101)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)             (142 053)     (138 325)   (189 954)
  Deferred demand-side management costs - net           (14 376)       (9 156)     (6 396)

        Net cash used in investing activities          (156 429)     (147 481)   (196 350)

Net increase (decrease) in cash and temporary
  cash investments                                       (1 492)      (45 904)     47 946
Cash and temporary cash investments at beginning
  of period                                               6 612        52 516       4 570
Cash and temporary cash investments at end of
  period                                              $   5 120     $   6 612   $  52 516

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)              $ 117 848     $ 137 892   $ 142 380
    Income taxes                                        109 034        79 769      88 639

The accompanying notes are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - CG&E

Kwh Sales

CG&E's total kwh sales increased 10.6% in 1996, as compared to 1995, reflecting an increase in sales to all customer classes. The increase to retail sales which reflects a higher average number of residential and commercial customers was partially offset by the return to more normal weather in 1996. The increase in industrial sales was due to growth in the primary metals sector. Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale.

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

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                   Increase (Decrease) from Prior Year

                                       1996       1995       1994
   Retail
     Residential                        4.7%       3.8%     (2.0)%
     Commercial                         2.3        3.4       2.3
     Industrial                         3.4        3.9       4.3

   Total retail                         3.3        3.8       1.1

   Sales for resale
     Firm power obligations             3.7        6.3       1.7
     Non-firm power transactions       51.7      211.8     (29.3)

   Total sales for resale              48.1      172.6     (24.9)

   Total sales                         10.6       15.3      (1.2)

CG&E currently forecasts a 2% annual compound growth rate in kwh sales over the 1997 through 2001 period. This forecast does not reflect the effects of DSM programs and excludes non-firm power sales for resale and any potential new off-system, long-term firm power sales.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes increased 8.4%, as compared to 1995. Colder weather in the first quarter of 1996 and cooler than normal weather early in the second quarter of 1996 led to increased gas sales to residential and commercial customers. Also contributing to the increase in total sales was an increase in the number of residential and commercial customers. Industrial sales decreased and gas transported increased as customers continued to purchase gas directly from suppliers using transportation services provided by CG&E. The increase in transportation volumes mainly reflects demand for gas transportation services in the primary metals sector.

Total gas sales and transportation volumes increased 8.6% in 1995, as compared to 1994. Increased sales to residential customers, resulting from colder weather during the fourth quarter of 1995 and an increase in the number of customers, contributed to the higher sales levels. Additionally, increases in commercial and industrial transportation volumes, which resulted from customers electing to purchase gas directly from suppliers, more than offset declines in industrial and commercial sales. The increased transportation volumes mainly reflect industrial demand for gas transportation services in the primary metals, food products, and paper products sectors.

The milder weather experienced in 1994 contributed to a decrease in residential and commercial gas sales volumes and led to the decrease in total Mcf sales and transportation of 1.2%, as compared to 1993. An increase in gas transportation volumes to industrial customers, mainly in the primary metals sector, partially offset this decrease.

Year-to-year changes in Mcf sales for each major class of customers and Mcf transportation volumes are shown below:

                                 Increase (Decrease) from Prior Year

                                     1996        1995         1994

   Retail
     Residential                      3.6 %      10.5 %    (10.2)%
     Commercial                       7.8        (2.0)      (1.5)
     Industrial                     (13.3)      (26.6)      (9.9)

   Total sales                        2.1         1.5       (6.7)

   Gas transported                   19.8        24.4       13.9

   Total gas sold and transported     8.4         8.6       (1.2)

Operating Revenues

ELECTRIC OPERATING REVENUES

The $65 million (4.5%) increase in 1996 electric operating revenues, as compared to 1995, is due, in large part, to the increase in kwh sales as previously discussed. This increase was partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

Electric operating revenues increased $91 million (6.8%) in 1995, as compared to 1994. This increase reflects the higher kwh sales, as previously discussed and a full year's effect of CG&E's electric rate increase which became effective in May 1994. This increase was partially offset by the operation of fuel adjustment clauses reflecting a lower average cost of fuel used in electric production.

CG&E's electric rate increases which became effective in May 1993, August 1993, and May 1994 substantially contributed to the increase in electric operating revenues of $63 million (4.9%) in 1994, as compared to 1993.
An analysis of electric operating revenues for the past three years is shown below:

                                          1996      1995       1994_
                                               (in millions)
Previous year's electric
  operating revenues                     $1 437    $1 346     $1 282
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                  (13)      (10)        55
    Sales for resale
      Firm power obligations                  -         1          -
      Non-firm power transactions           (10)       (9)         3
  Total change in price per kwh             (23)      (18)        58

  Kwh sales
    Retail                                   44        49         14
    Sales for resale
      Firm power obligations                  1         1          -
      Non-firm power transactions            41        60         (9)
  Total change in kwh sales                  86       110          5

  Other                                       2        (1)         1
Current year's electric
  operating revenues                     $1 502    $1 437     $1 346

GAS OPERATING REVENUES

The increasing trend of industrial customers purchasing gas directly from producers and utilizing CG&E facilities to transport the gas (see the "Mcf Sales and Transportation" section) continues to put downward pressure on gas operating revenues. When CG&E sells gas, the sales price reflects the cost of gas purchased by CG&E to support the sale plus the costs to deliver the gas. When gas is transported, CG&E does not incur any purchased gas costs but delivers gas the customer has purchased from other sources. Since providing transportation services does not necessitate recovery of gas purchased costs, the revenue per Mcf transported is less than the revenue per Mcf sold. As a result, a higher relative volume of gas transported to gas sold translates into lower gas operating revenues.

Gas operating revenues increased $63 million (15.4%)as compared to 1995.
This increase is attributable to the increase in gas sales and transportation volumes. Also contributing to the increase was the operation of fuel adjustment clauses reflecting a higher cost of gas purchased.

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

Operating Expenses

FUEL

Fuel Used in Electric Production Electric fuel costs increased $22 million (6.7%) in 1996, when compared to 1995.

An analysis of fuel costs for the past three years is shown below:

                                              1996      1995     1994
                                                   (in millions)

Previous year's fuel expense                  $327      $325     $333
Increase (Decrease) due to change in:
  Price of fuel                                 (4)      (20)      (9)
  Kwh generation                                26        22        1

Current year's fuel expense                   $349      $327     $325

Gas Purchased
Gas purchased increased $43 million (20.8%), as compared to 1995, due to an increase in volumes purchased and a higher average cost per Mcf of gas purchased, as previously discussed.

In 1995, gas purchased expense decreased $42 million (16.9%), as compared to 1994, primarily reflecting a decline in the average cost per Mcf of gas purchased.

A reduction in the average cost per Mcf of gas purchased and lower volumes purchased contributed to the decline in gas purchased expense of $33 million (11.6%) in 1994, as compared to 1993.

PURCHASED AND EXCHANGED POWER

Purchased and exchanged power increased $12 million (20.9%), as compared to 1995. The increase primarily reflects increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations.

Purchased and exchanged power costs increased $36 million in 1995, as compared to 1994, reflecting increased purchases from PSI resulting from the coordination of PSI's and CG&E's electric dispatch systems. These increases were partially offset by a decline in third-party, short-term power sales to other utilities.

OTHER OPERATION

Other operation increased $38 million (13.1%) in 1996, as compared to 1995. This increase is attributable to higher administrative and general expenses reflecting, in part, charges of $30 million for voluntary early retirement and severance programs and charges totaling $6 million related to the December 1996 Order. The increase is partially offset by a decrease in electric distribution expenses.

In 1995, other operation expenses decreased $44 million (13.1%), as compared to 1994. Charges of $52 million in 1994 for Merger Costs and other expenditures which cannot be recovered from customers under the merger savings sharing mechanism authorized by the PUCO significantly contributed to the decrease. In addition, emphasis on achieving merger savings and other cost reductions led to lower operating costs for 1995. The decrease was partially offset by the write-off of obsolete inventory in December 1995.

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

POST-IN-SERVICE DEFERRED OPERATING EXPENSES - NET

Post-in-service deferred operating expenses - net reflect various deferrals of depreciation, operation and maintenance expenses (exclusive of fuel costs), and property taxes on certain generating units and other utility plant from the in-service date until the related plant is reflected in retail rates, net of amortization of these deferrals as they are recovered through retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

PHASE-IN DEFERRED DEPRECIATION AND RETURN AND AMORTIZATION OF PHASE-IN
  DEFERRALS

Phase-in deferred depreciation, phase-in deferred return, and amortization of phase-in deferrals reflect the PUCO-ordered phase-in plan for Zimmer. (See
Note 1(k) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

TAXES OTHER THAN INCOME TAXES

Taxes other than income taxes increased $6 million (3.2%) in 1995, and $14 million (7.6%) in 1994, primarily due to increased property taxes resulting from a greater investment in taxable property and higher property tax rates.

Other Income and Expenses - Net

OTHER - NET

The change in other - net of $26 million in 1996, as compared to 1995, is due to a number of factors including $4 million of interest received in 1995 on an income tax refund related to prior years, charges totaling $14 million associated with the December 1996 Order, and expenses associated with CG&E's and ULH&P's sales of accounts receivables in 1996.

The increase in other - net of $11 million in 1995, as compared to 1994, is due in part to interest on the income tax refund discussed above and charges of $12 million in 1994 for merger-related and other expenditures which cannot be recovered from customers.

Interest and Other Charges

Interest on Long-term Debt

Interest on long-term debt decreased $20 million (13.8%), as compared to 1995, due to the refinancing and redemptions of long-term debt in 1996 and 1995.

PREFERRED DIVIDEND REQUIREMENT
Preferred dividend requirements decreased $7 million (39.8%), as compared to 1995. The decrease was primarily attributable to the reacquisition of approximately 90% of the outstanding preferred stock of CG&E, pursuant to Cinergy's tender offer (see Note 3(b) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data").

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

PSI Energy, Inc.
and Subsidiaries

                                   PSI ENERGY, INC.

                          CONSOLIDATED STATEMENTS OF INCOME


                                           1996           1995           1994
                                                     (in thousands)
Operating Revenues
  Non-affiliated companies              $1 309 878     $1 205 460     $1 104 929
  Affiliated companies                      22 084         42 575          8 583
                                         1 331 962      1 248 035      1 113 512

Operating Expenses
  Fuel                                     364 053        389 401        387 523
  Purchased and exchanged power
    Non-affiliated companies               112 505         33 762         36 733
    Affiliated companies                    43 343         30 104          4 667
  Other operation                          268 478        228 508        213 122
  Maintenance                               97 703         87 492         94 149
  Depreciation                             121 812        120 773        137 719
  Post-in-service deferred operating
    expenses - net                          (4 799)        (5 790)        (9 288)
  Income taxes (Note 11)                    73 194         85 043         50 366
  Taxes other than income taxes             49 911         51 853         46 335
                                         1 126 200      1 021 146        961 326

Operating Income                           205 762        226 889        152 186

Other Income and Expenses - Net
  Allowance for equity funds
    used during construction                  -               174          4 230
  Post-in-service carrying costs             1 223          3 186          9 780
  Income taxes (Note 11)                    (3 997)           941         (1 312)
  Other - net                                1 878         (3 188)        (7 893)
                                              (896)         1 113          4 805

Income Before Interest                     204 866        228 002        156 991

Interest
  Interest on long-term debt                67 001         70 577         68 862
  Other interest                            14 511         15 821         15 292
  Allowance for borrowed funds
    used during construction                (2 324)        (4 211)        (9 355)
                                            79 188         82 187         74 799

Net Income                                 125 678        145 815         82 192

Preferred Dividend Requirement              12 537         13 180         13 182

Net Income Applicable to Common Stock   $  113 141     $  132 635     $   69 010

The accompanying notes are an integral part of these consolidated financial statements.

                                                PSI ENERGY, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1996          1995
                                                       (dollars in thousands)
Electric Utility Plant - Original Cost
  In service                                         $4 178 181     $4 052 984
  Accumulated depreciation                            1 723 279      1 637 169
                                                      2 454 902      2 415 815
  Construction work in progress                          76 630         58 191
      Total electric utility plant                    2 531 532      2 474 006

Current Assets
  Cash and temporary cash investments                     2 911         15 522
  Restricted deposits                                       550          1 187
  Notes receivable from affiliated companies                  3           -
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,269 in 1996 and
    $468 in 1995 (Note 6)                                74 289         73 419
  Accounts receivable from affiliated companies           4 016         20 568
  Materials, supplies, and fuel - at average cost
    Fuel                                                 41 865         82 014
    Other materials and supplies                         28 268         29 462
  Prepayments and other                                   3 184          1 234
                                                        155 086        223 406

Other Assets
  Regulatory assets (Note 1(f))
    Amounts due from customers - income taxes            33 068         26 338
    Post-in-service carrying costs and deferred
      operating expenses                                 44 904         38 874
    Coal contract buyout costs                          138 171           -
    Deferred demand-side management costs               101 208        110 242
    Deferred merger costs                                76 290         42 286
    Unamortized costs of reacquiring debt                32 079         34 476
    Other                                                52 938         33 886
  Other                                                 129 667         92 056
                                                        608 325        378 158

                                                     $3 294 943     $3 075 570

The accompanying notes are an integral part of these consolidated financial statements.

                                        PSI ENERGY, INC.

CAPITALIZATION AND LIABILITIES

                                                             December 31
                                                         1996          1995
                                                       (dollars in thousands)
Common Stock Equity (Note 2)
  Common stock - without par value; $.01 stated
    value; authorized shares - 60,000,000;
    outstanding shares - 53,913,701 in 1996 and 1995 $      539     $      539
  Paid-in capital                                       402 947        403 253
  Retained earnings                                     626 089        625 275
      Total common stock equity                       1 029 575      1 029 067

Cumulative Preferred Stock (Note 3)
  Not subject to mandatory redemption                   173 086        187 897

Long-term Debt (Note 4)                                 969 870        828 116
      Total capitalization                            2 172 531      2 045 080

Current Liabilities
  Long-term debt due within one year (Note 4)            10 000         50 400
  Notes payable (Note 5)                                147 129        165 800
  Notes payable to affiliated companies                  13 186         32 731
  Accounts payable                                      114 330        116 817
  Accounts payable to affiliated companies               12 850           -
  Litigation settlement (Note 12(e))                       -            80 000
  Accrued taxes                                          73 206         65 851
  Accrued interest                                       24 045         24 696
  Other                                                  17 107         16 000
                                                        411 853        552 295

Other Liabilities
  Deferred income taxes (Note 11)                       372 997        331 876
  Unamortized investment tax credits                     52 750         56 354
  Accrued pension and other postretirement
    benefit costs (Notes 9 and 10)                       98 037         54 130
  Other                                                 186 775         35 835
                                                        710 559        478 195
Commitments and Contingencies (Note 12)
                                                     $3 294 943     $3 075 570

                                     PSI ENERGY, INC.

                CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                     Common      Paid-in      Retained      Total Common
                                      Stock      Capital      Earnings      Stock Equity
                                                     (dollars in thousands)
Balance December 31, 1993             $539       $229 288      $483 242       $  713 069
Net income                                                       82 192           82 192
Dividends on preferred stock                                    (13 182)         (13 182)
Dividends on common stock                                       (59 142)         (59 142)
Contribution from parent company                  159 999                        159 999
Other                                                  22            (7)              15

Balance December 31, 1994              539        389 309       493 103          882 951
Net income                                                      145 815          145 815
Dividends on preferred stock                                    (13 181)         (13 181)
Contribution from parent company                   13 926                         13 926
Other                                                  18          (462)            (444)

Balance December 31, 1995              539        403 253       625 275        1 029 067

Net income                                                      125 678          125 678
Dividends on preferred stock                                    (12 629)         (12 629)
Dividends on common stock                                      (112 076)        (112 076)
Other                                                (306)         (159)            (465)

Balance December 31, 1996             $539       $402 947      $626 089       $1 029 575

The accompanying notes are an integral part of these consolidated financial statements.

PSI ENERGY, INC.

                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        1996      1995           1994
                                                             (in thousands)
Operating Activities
  Net income                                          $125 678  $ 145 815     $  82 192
  Items providing (using) cash currently:
    Depreciation                                       121 812    120 773       137 719
    Deferred income taxes and investment
      tax credits - net                                 29 925      5 201        24 127
    Allowance for equity funds used during
      construction                                        -          (174)       (4 230)
    Regulatory assets - net                            (34 481)   (15 628)      (36 917)
    Changes in current assets and current
      liabilities
        Restricted deposits                               (336)        16        10 024
        Accounts receivable                              2 722    (57 926)       (7 404)
        Income tax refunds                                -          -           28 900
        Materials, supplies, and fuel                   41 343     31 748       (66 697)
        Accounts payable                                10 363    (25 958)       (1 318)
        Advance under accounts receivable
          purchase agreement                              -          -          (49 940)
        Litigation settlement                          (80 000)      -             -
        Accrued taxes and interest                       6 704     34 078        (2 928)
    Other items - net                                    3 813     18 714       (71 554)

        Net cash provided by operating activities      227 543    256 659        41 974

Financing Activities
  Issuance of long-term debt                           174 817       -          108 978
  Funds on deposit from issuance of long-term debt         973      9 987        27 897
  Retirement of preferred stock                        (15 116)       (16)          (26)
  Redemption of long-term debt                         (74 600)   (60 455)         (160)
  Change in short-term debt                            (38 216)     4 958        66 872
  Dividends on preferred stock                         (12 629)   (13 181)      (13 182)
  Dividends on common stock                           (112 076)      -          (59 142)
  Capital contribution from parent company                -        13 926       159 999

        Net cash provided by (used in) financing
          activities                                   (76 847)   (44 781)      291 236

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)            (172 341)  (186 580)     (290 579)
  Deferred demand-side management costs - net            9 034    (16 117)      (40 872)

        Net cash used in investing activities         (163 307)  (202 697)     (331 451)

Net increase (decrease) in cash and temporary
  cash investments                                     (12 611)     9 181         1 759
Cash and temporary cash investments at beginning
  of period                                             15 522      6 341         4 582
Cash and temporary cash investments at end of
  period                                              $  2 911  $  15 522     $   6 341

Supplemental Disclosure Of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)              $ 76 655  $  80 465     $  67 150
    Income taxes                                        37 048     60 148         8 162

The accompanying notes are an integral part of these consolidated financial statements.

RESULTS OF OPERATIONS - PSI

Kwh Sales

PSI's total kwh sales increased 11.0% in 1996, as compared to 1995. Increased activity in Cinergy's power marketing and trading operations led to higher non-firm power sales for resale. The increase in retail sales which reflects a higher average number of residential and industrial customers was partially offset by the return to more normal weather in 1996. The increase in industrial sales was due to growth in the primary metals and transportation equipment sectors.

As compared to 1994, total kwh sales in 1995 increased 6.3%, reflecting increased sales to all customer classes. Contributing significantly to this increase were higher residential and commercial sales due to warmer weather during the 1995 summer cooling season, colder weather during the fourth quarter of 1995, and an increase in the number of residential and commercial customers. Increased sales to industrial customers, reflecting growth in the primary metals, chemicals, and food products sectors, also contributed to the increased kwh sales level. This increase also reflects higher non-firm power sales for resale resulting from an increase in sales to CG&E reflecting the coordination of PSI's and CG&E's electric dispatch systems.

Total kwh sales increased 6.3% in 1994, as compared to 1993, due, in large part, to non-firm power sales for resale, reflecting third party, short-term power sales to other utilities through PSI's system and direct power sales by PSI to other utilities. Also contributing to the total kwh sales levels were increased sales to industrial customers. This increase reflected growth in the primary metals and transportation equipment sectors. A decrease in residential sales resulted from the milder weather experienced during the third and fourth quarters of 1994.

Year-to-year changes in kwh sales for each major class of customers are shown below:

                                         Increase (Decrease) from Prior Year

                                             1996        1995       1994
   Retail
     Residential                               - %        7.9%      (1.4)%
     Commercial                               0.4         5.2        1.4
     Industrial                               3.3         5.1        4.9

   Total retail                               1.5         6.0        2.0

   Sales for resale
     Firm power obligations                  11.4         1.1        2.6
     Non-firm power transactions             51.6        10.2       33.5

   Total sales for resale                    40.2         7.4       22.4

   Total sales                               11.0         6.3        6.3

PSI currently forecasts a 2% annual compound growth rate in kwh sales over the 1997 through 2001 period. This forecast does not reflect the effects of DSM programs and excludes non-firm power sales for resale and any potential new off-system, long-term firm power sales.
Operating Revenues

Operating revenues increased $84 million (6.7%) in 1996, as compared to 1995, due, in large part, to the increase in kwh sales as previously discussed.
Also contributing to the increase was the effect of a 7.6% retail rate increase approved in the September 1996 Order, as well as a full year's effect of a 4.3% retail rate increase approved in the February 1995 Order and a 1.9% increase for carrying costs on construction work in progress (CWIP) property which was approved by the IURC in March 1995. Partially offsetting these increases was the return of approximately $10 million to customers in accordance with the February 1995 Order, which requires all retail operating income above a certain level to be refunded to customers.

Higher kwh sales and electric rate increases which became effective in February 1995 and March 1995 significantly contributed to the $135 million (12.1%) increase in operating revenues for 1995, when compared to 1994.

Operating revenues increased $21 million (1.9%) in 1994, as compared to 1993, as a result of increased kwh sales, the effects of a $31 million refund to retail customers accrued in June 1993 as a result of the settlement of an April 1990 IURC order, and increased fuel costs. Partially offsetting these increases were the 1.5% retail rate reduction resulting from a December 1993 IURC order and the return of approximately $9 million to customers in connection with certain provisions of Indiana law which limit the level of retail operating income as determined in quarterly fuel adjustment clause proceedings.

An analysis of operating revenues for the past three years is shown below:

                                                    1996       1995     1994
                                                          (in millions)

Previous year's operating revenues                 $1 248     $1 114   $1 092
Increase (Decrease) due to change in:
  Price per kwh
    Retail                                              8         68      (23)
    Sales for resale
      Firm power obligations                           (3)        (1)       2
      Non-firm power transactions                    -             1     -_ _
  Total change in price per kwh                         5         68      (21)

  Kwh sales
    Retail                                             16         55       18
    Sales for resale
      Firm power obligations                            8          1        2
      Non-firm power transactions                      55          9       23
  Total change in kwh sales                            79         65       43

  Other                                              -             1     - __

Current year's operating revenues                  $1 332     $1 248   $1 114

Operating Expenses

FUEL

Fuel costs, PSI's largest operating expense, decreased approximately $25 million (6.5%) in 1996, when compared to 1995.

An analysis of fuel costs for the past three years is shown below:

                                                     1996      1995     1994
                                                          (in millions)

Previous year's fuel expense                         $389      $387     $400
Increase (Decrease) due to change in:
  Price of fuel                                        (2)       (5)     (30)
  Kwh generation                                      (23)        7       17

Current year's fuel expense                          $364      $389     $387

PURCHASED AND EXCHANGED POWER

Purchased and exchanged power increased $92 million in 1996, as compared to 1995. This increase primarily reflects increased purchases of non-firm power for resale to others as a result of increased activity in Cinergy's power marketing and trading operations and increased purchases from CG&E as a result of the coordination of PSI's and CG&E's electric dispatch systems.

Purchased and exchanged power increased $22 million (54.3%) in 1995, as compared to 1994, reflecting increased purchases from CG&E as a result of the coordination of PSI's and CG&E's electric dispatch systems. These increases were partially offset by a decline in third party, short-term power sales to other utilities.

Purchased and exchanged power increased $17 million (70.6%) in 1994, as compared to 1993, reflecting an increase in third party, short-term power sales to other utilities through PSI's system and increased purchases of other non-firm power by PSI primarily to serve its own load.

OTHER OPERATION

Other operation expenses increased approximately $40 million (17.5%) in 1996, as compared to 1995. This increase was due to a number of factors, including an increase related to the ongoing level and amortization of DSM expenses and an increase in production expenses associated with the operations of the Clean Coal Project, all of which are being recovered in revenues pursuant to the February 1995 and September 1996 Orders. Charges related to voluntary early retirement and severance programs and increased transmission costs also contributed to the higher level of other operation expenses.

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

An increase of $10 million (11.7%) in maintenance costs as compared to 1995 is primarily attributable to increased maintenance associated with the Clean Coal Project which began commercial operation in November 1995. Increased transmission and distribution costs also contributed to the higher level of maintenance expenses.

Maintenance costs decreased $7 million (7.1%) in 1995, as compared to 1994, primarily due to improved scheduling of routine maintenance on generating units and lower maintenance costs on transmission and distribution facilities.

Increased maintenance on a number of PSI's generating stations and the initial costs of a new distribution line clearing program resulted in increased maintenance expenses of $10 million (12.1%) in 1994 when compared to 1993.

DEPRECIATION

In 1995, depreciation expense decreased $17 million (12.3%), when compared to 1994, due in large part to the adoption of lower depreciation rates effective in March 1995. This decrease was partially offset by the effect of additions to utility plant.

Additions to electric utility plant led to increases in depreciation expense of $11 million (8.6%) in 1994 as compared to 1993.

POST-IN-SERVICE DEFERRED OPERATING EXPENSES - NET

Post-in-service deferred operating expenses - net reflect the deferral of depreciation on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates, net of amortization of these deferrals as they are recovered. (See
Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

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

POST-IN-SERVICE CARRYING COSTS

Post-in-service carrying costs reflect the deferral of carrying costs on certain major projects, primarily environmental in nature, from the in-service date until the related projects are reflected in retail rates. (See Note 1(h) of the "Notes to Financial Statements" in "Item 8. Financial Statements and Supplementary Data.")

Interest

INTEREST ON LONG-TERM DEBT

Interest on long-term debt decreased $4 million (5.1%) in 1996, as compared to 1995, due to the redemption of $135 million of long-term debt during the period from August 1995 through December 1996.

ALLOWANCE FOR BORROWED FUNDS USED DURING CONSTRUCTION

Allowance for borrowed funds used during construction decreased $2 million (44.8%) in 1996, as compared to 1995. This decrease is primarily attributable to a decrease in the average balance of CWIP resulting from the Clean Coal Project being completed at the end of 1995.

Allowance for borrowed funds used during construction decreased $5 million (55.0%) in 1995, as compared to 1994, primarily as a result of a decrease in the average balance of CWIP which was partially offset by an increase in the debt component of the AFUDC rate.

The Union Light, Heat and Power Company

                     THE UNION LIGHT, HEAT AND POWER COMPANY

                                 STATEMENTS OF INCOME

                                           1996           1995           1994
                                                      (in thousands)
Operating Revenues
  Electric                               $190 900       $187 180       $177 564
  Gas                                      76 868         70 288         71 971
                                          267 768        257 468        249 535
Operating Expenses
  Electricity purchased from parent
    company for resale                    143 839        142 308        134 887
  Gas purchased                            41 185         36 745         40 508
  Other operation                          30 934         30 712         32 289
  Maintenance                               4 997          4 580          5 473
  Depreciation                             11 909         11 438         10 644
  Income taxes (Note 11)                    9 834          7 887          5 342
  Taxes other than income taxes             4 036          3 968          4 002
                                          246 734        237 638        233 145

Operating Income                           21 034         19 830         16 390

Other Income and Expenses - Net
  Allowance for equity funds used
    during construction                        (8)            71             78
  Income taxes (Note 11)                     (352)           (44)            56
  Other - net                              (1 417)             6            236
                                           (1 777)            33            370

Income Before Interest                     19 257         19 863         16 760

Interest
  Interest on long-term debt                4 016          7 161          8 161
  Other interest                              703            728            395
  Allowance for borrowed funds used
    during construction                       (58)          (198)          (183)
                                            4 661          7 691          8 373

Net Income                               $ 14 596       $ 12 172       $  8 387

The accompanying notes are an integral part of these financial statements.

                   THE UNION LIGHT, HEAT AND POWER COMPANY

                                BALANCE SHEETS

ASSETS

                                                            December 31
                                                         1996          1995
                                                       (dollars in thousands)
Utility Plant - Original Cost
  In service
    Electric                                           $195 053       $188 508
    Gas                                                 148 203        140 604
    Common                                               19 285         19 068
                                                        362 541        348 180
  Accumulated depreciation                              122 310        112 812
                                                        240 231        235 368
  Construction work in progress                           9 050          7 863
      Total utility plant                               249 281        243 231

Current Assets
  Cash and temporary cash investments                     1 197          1 750
  Notes receivable from affiliated companies                100           -
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,024 in 1996 and
    $1,035 in 1995 (Note 6)                              12 763         37 895
  Accounts receivable from affiliated companies             620           -
  Materials, supplies, and fuel - at average cost
    Gas stored for current use                            6 351          4 513
    Other materials and supplies                            716          1 215
  Property taxes applicable to subsequent year            2 600          2 350
  Prepayments and other                                     370            485
                                                         24 717         48 208
Other Assets
  Regulatory assets (Note 1(f))
    Deferred merger costs                                 5 218          1 785
    Unamortized costs of reacquiring debt                 3 764          2 526
    Other                                                 2 357          2 548
  Other                                                   5 146          1 499
                                                         16 485          8 358

                                                       $290 483       $299 797

The accompanying notes are an integral part of these financial statements.

                         THE UNION LIGHT, HEAT AND POWER COMPANY

CAPITALIZATION AND LIABILITIES

                                                            December 31
                                                         1996          1995
                                                       (dollars in thousands)
Common Stock Equity (Note 2)
  Common stock - $15.00 par value;
    authorized shares - 1,000,000;
    outstanding shares - 585,333 in 1996
    and 1995                                           $  8 780       $  8 780
  Paid-in capital                                        18 839         18 839
  Retained earnings                                      92 484         82 863
      Total common stock equity                         120 103        110 482

Long-term Debt (Note 4)                                  44 617         54 377
      Total capitalization                              164 720        164 859

Current Liabilities
  Long-term debt due within one year (Note 4)              -            15 000
  Notes payable to affiliated companies                  30 649         23 043
  Accounts payable                                       12 018         11 814
  Accounts payable to affiliated companies               16 771         21 665
  Accrued taxes                                           1 014          1 993
  Accrued interest                                        1 284          1 549
  Other                                                   5 248          4 748
                                                         66 984         79 812

Other Liabilities
  Deferred income taxes (Note 11)                        33 463         23 728
  Unamortized investment tax credits                      4 797          5 079
  Accrued pension and other postretirement
    benefit costs (Notes 9 and 10)                       12 983         12 202
  Income taxes refundable through rates                   5 121          4 717
  Other                                                   2 415          9 400
                                                         58 779         55 126
Commitments and Contingencies (Note 12)
                                                       $290 483       $299 797

                         THE UNION LIGHT, HEAT AND POWER COMPANY

                      STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                     Common      Paid-in       Retained     Total Common
                                      Stock      Capital       Earnings     Stock Equity
                                                    (dollars in thousands)
Balance December 31, 1993            $8 780      $18 839       $69 327        $ 96 946
Net income                                                       8 387           8 387
Dividends on common stock                                       (3 511)         (3 511)

Balance December 31, 1994             8 780       18 839        74 203         101 822
Net income                                                      12 172          12 172
Dividends on common stock                                       (3 512)         (3 512)

Balance December 31, 1995             8 780       18 839        82 863         110 482
Net income                                                      14 596          14 596
Dividends on common stock                                       (4 975)         (4 975)

Balance December 31, 1996            $8 780      $18 839       $92 484        $120 103

The accompanying notes are an integral part of these financial statements.

                          THE UNION LIGHT, HEAT AND POWER COMPANY

                                  STATEMENTS OF CASH FLOWS

                                                         1996          1995        1994
                                                                  (in thousands)
Operating Activities
  Net income                                           $ 14 596      $ 12 172    $  8 387
  Items providing (using) cash currently:
    Depreciation                                         11 909        11 438      10 644
    Deferred income taxes and investment
      tax credits - net                                   9 857           652       2 042
    Allowance for equity funds used during
      construction                                            8           (71)        (78)
    Regulatory assets                                    (1 500)          170      (1 615)
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net
          of reserves on receivables sold                20 758        (4 003)      8 801
        Materials, supplies, and fuel                    (1 339)        1 894       1 043
        Accounts payable                                 (4 690)       11 824      (2 377)
        Accrued taxes and interest                       (1 244)       (1 457)      3 307
    Other items - net                                    (6 804)        4 262       2 780

        Net cash provided by operating activities        41 551        36 881      32 934

Financing Activities
  Issuance of long-term debt                               -           14 704        -
  Redemption of long-term debt                          (26 083)      (37 036)       -
  Change in short-term debt                               7 606         8 543    (10 500)
  Dividends on common stock                              (4 975)       (3 512)     (3 511)

        Net cash used in financing activities           (23 452)      (17 301)    (14 011)

Investing Activities
  Construction expenditures (less allowance for
    equity funds used during construction)              (18 652)      (18 901)    (20 329)

        Net cash used in investing activities           (18 652)      (18 901)    (20 329)

Net increase (decrease) in cash and temporary
  cash investments                                         (553)          679      (1 406)
Cash and temporary cash investments at beginning
  of period                                               1 750         1 071       2 477
Cash and temporary cash investments at end of
  period                                               $  1 197      $  1 750    $  1 071

Supplemental Disclosure of Cash Flow Information
  Cash paid during the year for:
    Interest (net of amount capitalized)               $  4 667      $  8 121    $  8 281
    Income taxes                                          1 240         7 727       4 714

The accompanying notes are an integral part of these financial statements.

RESULTS OF OPERATIONS - ULH&P

Kwh Sales

In 1996, ULH&P's total kwh sales increased 5.8% as compared to 1995, reflecting increased sales to all customer classes. The increase in retail sales, which reflects a higher average number of residential and commercial customers, was partially offset by the return to more normal weather in 1996.
 The increased industrial sales primarily reflect growth in the food products sector.

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

ULH&P currently forecasts a 3% annual compound growth rate in kwh sales over the 1997 through 2001 period. This forecast does not reflect the effects of DSM programs and excludes any potential new off-system, long-term firm power sales.

Mcf Sales and Transportation

Mcf gas sales and transportation volumes increased 6.6%, as compared to 1995. Colder weather in the first quarter of 1996, cooler than normal weather early in the second quarter of 1996, and increases in the average number of customers led to increased sales to residential and commercial customers. This increase was partially offset by a decrease in industrial sales as customers continued to purchase gas directly from suppliers using transportation services provided by ULH&P. The increase in transportation volumes mainly reflects demand for gas transportation services in the chemicals and primary metals sectors.

Total gas sales and transportation volumes increased 8.6% in 1995, as compared to 1994. The colder weather during the fourth quarter of 1995 primarily attributed to the increase in residential and commercial sales. These increases were partially offset by a decline in industrial sales resulting from customers electing to purchase directly from suppliers, creating additional demand for transportation services. The increased transportation volumes mainly reflect industrial demand for gas transportation services in the paper products sector.

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

Operating Revenues

ELECTRIC OPERATING REVENUES

Electric operating revenues increased $3.7 million (2.0%) in 1996, $9.6 million (5.4%) in 1995, and $1.9 million (1.1%) in 1994. These increases reflect higher kwh sales, as previously discussed. Partially offsetting the 1996 increase was a lower average cost of electricity purchased due, in part, to an order issued by the Kentucky Public Service Commission (KPSC) on July 3, 1996 (July 1996 Order). The July 1996 Order authorized a decrease in electric rates, retroactive to July 3, 1995, reflecting a reduction in the cost of electricity purchased from CG&E.

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

Gas operating revenues increased $6.6 million (9.4%) in 1996, as compared to 1995. The increase was primarily attributable to the operation of the fuel adjustment clause reflecting an increase in the cost of gas purchased and an increase in total volumes sold and transported.

In 1995, gas operating revenues declined $1.7 million (2.3%), as compared to 1994 as a result of the aforementioned trend toward increased transportation services and the operation of fuel adjustment clauses reflecting a lower average cost of gas purchased.

Gas operating revenues decreased $3.8 million (5.0%) in 1994, as compared to 1993, primarily as a result of a decline in total volumes sold and transported of 4.3%. This decrease was partially offset by the effect of a gas rate increase which became effective in mid-1993.

Operating Expenses

ELECTRICITY PURCHASED FROM PARENT COMPANY FOR RESALE

Electricity purchased increased $7.4 million (5.5%) in 1995, as compared to 1994, due to an increase in volumes purchased.

GAS PURCHASED

Gas purchased increased $4.4 million (12.1%) in 1996, as compared to 1995, due to an increase in volumes purchased and a higher average cost per Mcf of gas purchased, as previously discussed.

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

Other operation expense in 1994 increased $1.9 million (6.2%), as compared to 1993, due primarily to increased gas and electric distribution expenses and increased wages and benefits.

MAINTENANCE

Maintenance expenses increased $.4 million (9.1%) as compared to 1995, primarily as a result of increased transmission and distribution costs.

Maintenance expense decreased $.9 million (16.3%) and $.8 million (12.7%) in 1995 and 1994, respectively, primarily as a result of reduced maintenance costs on gas and electric distribution facilities.

DEPRECIATION

Depreciation expense increased $.8 million (7.5%) in 1995, as compared to 1994, primarily due to additions to electric and gas plant in service.

The increase in 1994 of $.8 million (8.5%) was due to increases in depreciable plant in service and a full year's effect of the adoption of higher depreciation rates on gas and common plant in accordance with a KPSC rate order issued in 1993.

OTHER INCOME AND EXPENSES - NET

Other - Net

The decrease in other - net of $1.4 million in 1996, as compared to 1995, is primarily attributable to expenses associated with the sales of accounts receivables in 1996.

INTEREST AND OTHER CHARGES

Interest on Long-term Debt

Interest on long-term debt decreased $3.1 million (43.9%) as compared to 1995 due to the redemption of $25 million and $35 million of long-term debt in 1996 and 1995, respectively.
<PAGE.
NOTES TO FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Cinergy, CG&E, PSI, and ULH&P

(a) Consolidation Policy The accompanying Financial Statements include the accounts of Cinergy Corp., a Delaware corporation (Cinergy or Company), and its wholly-owned subsidiaries. Investments in business entities in which the Company does not have control, but has the ability to exercise significant influence over operating and financial policies (generally, 20% to 50% ownership) are accounted for using the equity method. All significant intercompany transactions and balances have been eliminated.

Cinergy, CG&E, PSI, and ULH&P

(b) Nature of Operations Cinergy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Cinergy's subsidiaries are The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), Cinergy Investments, Inc. (Investments), and Cinergy Services, Inc. (Services). CG&E, an Ohio combination electric and gas utility, and its five wholly-owned utility subsidiaries (including The Union Light, Heat and Power Company, a Kentucky combination electric and gas utility (ULH&P)) are primarily engaged in the production, transmission, distribution, and sale of electric energy and/or the sale and transportation of natural gas in the southwestern portion of Ohio and adjacent areas in Kentucky and Indiana. PSI, an Indiana electric utility and previously PSI Resources, Inc.'s (Resources) utility subsidiary, is engaged in the production, transmission, distribution, and sale of electric energy in north central, central, and southern Indiana. Investments, a Delaware corporation, is a non-utility subholding company that was formed to hold and operate Cinergy's non-utility businesses and interests. Investments' principal activities include investments in Midlands Electricity plc (Midlands) and Trigen-Cinergy Solutions LLC (Trigen-Cinergy) (see Note 1(e) for a further discussion of these investments). Services, a Delaware corporation, is the service company for the Cinergy system, providing member companies with a variety of administrative, management, and support services. The majority of Cinergy's operating revenues are derived from the sale of electricity and the sale and transportation of natural gas.

Cinergy, CG&E, PSI, and ULH&P

(c) Management's Use of Estimates The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities. Estimates are also required with respect to the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. (See
Note 12.)

Cinergy, CG&E, PSI, and ULH&P

(d) Merger Cinergy was created in the October 1994 merger of Resources and CG&E. At merger consummation, each outstanding share of common stock of Resources and CG&E was exchanged for 1.023 shares and one share, respectively, of Cinergy common stock, resulting in the issuance of approximately 148 million shares of Cinergy common stock, par value $.01 per share. The outstanding preferred stock and debt securities of CG&E, its utility subsidiaries, and PSI were not affected by the merger. The merger was accounted for as a pooling of interests, and the Financial Statements, along with the related notes, are presented as if the merger was consummated as of the beginning of the earliest period presented.

Resources' and CG&E's consolidated operating revenues and net income for the nine months ended September 30, 1994, were as follows:

                             Resources     CG&E   Eliminations(i)   Cinergy
                                             (in millions)

Nine months ended September
  30, 1994 (unaudited)
    Operating revenues         $844(ii)   $1 363      $(7)          $2 200(ii)
    Net income                   60          146        -              206


 (i)   Eliminations of intercompany sales of electric power.
(ii) Reflects reclassifications from previously reported amounts to conform to the 1996 presentation.

Cinergy

(e)  Investment in Unconsolidated Subsidiaries
	(i) Midlands In May 1996, Cinergy and GPU, Inc. (GPU), a Pennsylvania corporation, entered into a 50%/50% joint venture agreement and formed Avon Energy Partners Holdings (Avon Energy), incorporated in London, England. Avon Energy, through a wholly-owned subsidiary, immediately began acquiring the outstanding common stock of Midlands, a United Kingdom (U.K.) regional electric company. During the third quarter of 1996, Avon Energy completed the acquisition of substantially all of the outstanding common stock of Midlands. The total consideration paid by Avon Energy was approximately 1.7 billion pounds sterling ($2.6 billion at then existing currency exchange rates). The funds for the acquisition were obtained from Cinergy's and GPU's investment in Avon Energy of approximately 330 million pounds sterling each ($500 million each), with the remainder being obtained by Avon Energy through the issuance of non-recourse debt. Cinergy has used dollar denominated debt to fund its entire investment in Avon Energy. As a result of the allocation of the purchase price, Avon Energy has recorded goodwill of approximately 1.4 billion pounds sterling ($2 billion) in connection with its acquisition of Midlands. The goodwill is being amortized on a straight-line basis over 40 years. (See
Note 12(g) regarding a contingency with respect to the investment in Midlands.)
Cinergy accounts for its investment in Avon Energy using the equity method of accounting. For the year ended December 31, 1996, Cinergy's 50% share of the equity in earnings of Avon Energy was approximately $25 million.

The pro forma financial information presented below assumes 100% of Midlands was acquired on the first day of the indicated period. The pro forma adjustments include recognition of equity in the estimated earnings of Avon Energy, an adjustment for interest expense on debt associated with Cinergy's investment in Avon Energy, and related income taxes. The estimated earnings of Avon Energy include the historical earnings of Midlands prior to its acquisition by Avon Energy, adjusted for the estimated effect of purchase accounting (including the amortization of goodwill) and conversion to United States (U.S.) GAAP, interest expense on debt issued by Avon Energy associated with the acquisition, and related income taxes. The equity in earnings of Avon Energy has been converted from pounds sterling to dollars using the average exchange rate for 1996 of $1.53/ and 1995 of $1.58/ .

               			    Year Ended                 Year Ended
                          December 31, 1996          December 31, 1995
                          Net       Earnings         Net      Earnings
                        Income    Per Share(1)     Income   Per Share(1)
                            (in millions, except per share amounts)

Cinergy                  $335       $2.00(2)        $347       $2.22
Pro forma adjustments:
  Equity in earnings
    of Avon Energy         20                         50
  Interest expense        (14)                       (34)
  Income taxes              6                         16
Pro forma results        $347       $2.08           $379       $2.42

(1)  Based on the average number of common shares outstanding for the period.

(2) Earnings per share after a charge of $.12 per share for the cost of reacquiring preferred stock of CG&E through a tender offer.

The following selected financial information for Avon Energy was prepared from Avon Energy's books and records, which are maintained in accordance with U.K. GAAP and denominated in pounds sterling. This selected financial information has been converted to U.S. GAAP and dollars.

  Assets                                  December 31, 1996
                                            (in millions)

    Property, plant, and equipment               $1 586
    Current assets                                  651
    Other assets                                  2 564

      Total assets                               $4 801

  Capitalization and Liabilities

    Total common shareholders' equity            $1 184
    Long-term debt                                1 834
    Current liabilities                           1 783

      Total capitalization and
        liabilities                              $4 801
    Cinergy's investment in Avon Energy          $  593

                                     Year Ended December 31, 1996
                                             (in millions)

    Operating revenues                           $1 132
    Operating profit                                101
    Net income                                   $   50
    Cinergy's equity in earnings of Avon Energy  $   25

(ii) Trigen-Cinergy In December 1996, Cinergy and Trigen Energy Corporation, a Delaware corporation, formed a joint venture, Trigen-Cinergy. The joint venture company will build, own, and operate cogeneration and trigeneration facilities for industrial plants, office buildings, shopping centers, hospitals, universities, and other major energy users that can benefit from combined heat and power production economies. It will also provide energy and asset management services, including fuel procurement, ancillary to the joint venture company's activities.

Cinergy, CG&E, PSI, and ULH&P

(f) Regulation Cinergy, its utility subsidiaries (CG&E, together with its subsidiaries, and PSI), and certain of its non-utility subsidiaries are subject to regulation by the Securities and Exchange Commission (SEC) under the PUHCA. Cinergy's utility subsidiaries are also subject to regulation by the Federal Energy Regulatory Commission (FERC) and the state utility commissions of Ohio, Kentucky, and Indiana. The accounting policies of Cinergy's utility subsidiaries conform to the accounting requirements and ratemaking practices of these regulatory authorities and to GAAP, including the provisions of Statement of Financial Accounting Standards No. 71, Accounting for the Effects of Certain Types of Regulation (Statement 71).

Under the provisions of Statement 71, regulatory assets represent probable future revenue associated with deferred costs to be recovered from customers through the ratemaking process. The following regulatory assets of PSI and CG&E and its utility subsidiaries are reflected in the Balance Sheets as of December 31:

                                      1996                     1995__ _______
                               PSI  CG&E 1/  Cinergy    PSI   CG&E 1/ Cinergy
                                                (in millions)

Amounts due from customers -
  income taxes                $ 33   $344    $  377    $ 27   $397    $  424
Post-in-service carrying
  costs and deferred
  operating expenses            45    141       186      39    148       187
Coal contract buyout costs     138     -        138      -      -         -
Deferred demand-side
  management (DSM) costs       102     33       135     110     19       129
Phase-in deferred return
  and depreciation              -      95        95      -     100       100
Deferred merger costs           76     18        94      42     15        57
Unamortized costs of
  reacquiring debt              32     39        71      34     40        74
Coal gasification
  services expenses             25     -         25      -      -         -
Other                           28     20        48      34     41        75

  Total                       $479   $690    $1 169    $286   $760    $1 046

1/ Includes $11 million and $7 million related to ULH&P at December 31, 1996 and 1995, respectively.

PSI has previously received regulatory orders authorizing the recovery of $408 million of its total regulatory assets at December 31, 1996. CG&E has previously received regulatory orders authorizing the recovery of $651 million (including $4 million for UHL&P) of its total regulatory assets at December 31, 1996. Both PSI and CG&E (including ULH&P) will request recovery of additional amounts in future proceedings, which could include proceedings, if any, related to transition to customer choice in each applicable jurisdiction.


See Note 1(g), (h), (i), (j), (k), (l), (m), and (n) for additional information regarding amounts due from customers - income taxes, post-in-service carrying costs and deferred operating expenses, coal contract buyout costs, deferred DSM costs, phase-in deferred return and depreciation, deferred merger costs, costs of reacquiring debt, and coal gasification services expenses, respectively.

Certain criteria must be met for the continued application of the provisions of Statement 71, including regulated rates designed to recover the specific utility's costs. Failure to satisfy the criteria in Statement 71 would eliminate the basis for recognition of regulatory assets.

The provisions of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (Statement 121), became effective in January 1996 for Cinergy. Statement 121, which addresses the identification and measurement of asset impairments for all enterprises, is particularly relevant for electric utilities as a result of the potential for deregulation of the generation component of the business. Statement 121 requires the recognition of impairment losses on long-lived assets when book values exceed expected future cash flows. In addition, Statement 121 imposes a stricter criterion for recognition of regulatory assets by requiring that future recovery be probable at each balance sheet date.

Based on Cinergy's current regulatory orders and the regulatory environment in which it currently operates, the recognition of its regulatory assets as of December 31, 1996, is fully supported. In addition, the application of the provisions of Statement 121 did not have an effect on reported amounts for regulatory assets and long-lived assets at December 31, 1996.

The ultimate outcome of the changing competitive environment discussed in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," including the potential for customer choice legislation discussed below, could result in Cinergy discontinuing the application of Statement 71 for its generation, transmission, and/or distribution businesses. As a result, regardless of whether such previously deferred costs would be recoverable (i.e., covered by revenues) in a competitive environment, Cinergy would be required to write-off the portion of any regulatory asset for which sufficient regulatory assurance of future recovery no longer exists. In addition, the outcome of applying the provisions of Statement 121 could change significantly as a result of future competitive pressures and the effect on Cinergy of the restructuring of the electric utility industry.

In January 1997, customer choice legislation was introduced in the Indiana legislature. Under the proposed legislation, there would be a transition period from October 1, 1999, through June 30, 2004, during which customers would have the right to choose their electric supplier. Those customers not selecting a supplier would continue to buy their electric power from the franchise utility at a total "bundled" price. The total bundled price would be frozen at the rate in effect as of July 1, 1999, subject to certain adjustments during the transition period, including limited adjustments for specific material cost changes and a downward trending of the retail electric production component of the total frozen price to the current statewide average. Trending of the frozen price would not be applicable to those utilities, such as PSI, whose retail electric production price is currently below the statewide average. Those customers choosing a supplier would pay that supplier's open market price for power and would pay the franchise utility the portion of the bundled price applicable to transmission and distribution services, and an access charge (designed to compensate the franchise utility for its loss in revenues, if any, during the transition period, after giving effect to the revenues which would be realized by the franchise utility from sales of the power in the open market). After June 30, 2004, all customers would continue to have the right to choose their supplier and would continue to pay the franchise utility for transmission and distribution services which would continue to be regulated as to price by the Indiana Utility Regulatory Commission (IURC). The access charge would no longer be paid by any customer.

The proposed legislation provides for each utility to file a transition plan with the IURC which would include, among other things, a proposed amortization period for regulatory asset balances as of the beginning of the transition period. Recovery of regulatory assets during the transition period would be included in retail rates as a charge for transmission and distribution services. However, any regulatory assets, as well as other stranded costs, at the end of the transition period which are applicable to retail electric production, would be the responsibility of the shareholders.

Customer choice legislation has also been introduced during 1997 in the Ohio legislature. The proposed legislation is similar to legislation introduced in 1996 which is discussed in the "Competitive Pressures" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

Although Cinergy is aggressively pursuing customer choice legislation in Indiana and Ohio, the time frame for passage of legislation providing for customer choice is uncertain due to the complex issues and numerous stakeholder interests involved.

Cinergy, CG&E, PSI, and ULH&P

(g) Federal and State Income Taxes Deferred tax assets and liabilities are recognized for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities. Investment tax credits utilized to reduce Federal income taxes payable have been deferred for financial reporting purposes and are being amortized over the useful lives of the property which gave rise to such credits.

Income tax provisions reflected in customer rates are regulated by the various regulatory commissions overseeing the regulated business operations of PSI, CG&E, and CG&E's utility subsidiaries. Deferred income taxes not reflected in rates charged to customers are recovered from customers as paid. The future revenues associated with these amounts are reflected in the accompanying Financial Statements as a regulatory asset. Conversely, to the extent deferred income taxes recovered in rates exceed amounts payable in future periods, such amounts are reflected in the accompanying Financial Statements as "Income taxes refundable through rates" on the basis of their probable repayment in future years.

Cinergy, CG&E, and PSI

(h) Post-in-service Carrying Costs and Deferred Operating Expenses CG&E received various orders from the Public Utilities Commission of Ohio (PUCO) which permitted the deferral of carrying costs and non-fuel operating expenses (including depreciation) for the Wm. H. Zimmer Generating Station (Zimmer) and Woodsdale Generating Station (Woodsdale) units. Effective with the dates of the PUCO's orders reflecting the units in customer rates, the deferrals of post-in-service carrying costs are being recovered over the lives of the applicable units and the deferred non-fuel operating expenses are being recovered over a 10-year period.

PSI received authority from the IURC for the accrual of the debt component of carrying costs (to the extent not recovered currently in retail rates) and the deferral of depreciation expense on certain major projects, primarily environmental in nature, including a 262-megawatt clean coal power generating facility located at the Wabash River Generating Station (Clean Coal Project) and a scrubber at Gibson Generating Station (Gibson). In a February 1995 order (February 1995 Order) and a September 1996 order (September 1996 Order), the IURC authorized the recovery of deferred costs incurred prior to August 31, 1995, over the remaining lives of the related assets. Deferrals incurred after this date will be requested for recovery in future proceedings, which could include proceedings, if any, related to transition to customer choice.

Cinergy and PSI

(i) Coal Contract Buyout Costs In August 1996, PSI entered into a coal supply agreement with Eagle Coal Company (Eagle) for the supply of approximately three million tons of coal per year. The agreement, which terminates December 31, 2000, provides for a buyout fee of $179 million (including interest) to be included in the price of coal to PSI over the term of the contract. This fee represents the costs to Eagle of the buyout of the coal supply agreement between PSI and Exxon Coal and Minerals Company. The retail jurisdictional portion of the buyout charge, excluding the portion applicable to joint owners, will be recovered through the quarterly fuel adjustment clause, with carrying costs on unrecovered amounts, through December 2002. PSI has also filed a petition at the FERC for recovery of the wholesale jurisdictional portion of the buyout costs through the wholesale fuel adjustment clause. Generally, the FERC will allow recovery if the utility can demonstrate there will be net benefits to customers during the buyout cost recovery period. The FERC is expected to issue an order on PSI's petition during 1997. PSI cannot predict what action the FERC may take with respect to this petition.

Cinergy, CG&E, PSI, and ULH&P

(j) DSM A settlement agreement between PSI and certain intervenors in a proceeding established to review PSI's current and proposed DSM programs was approved by the IURC in December 1996. The settlement agreement allows PSI to recover $35 million per year over the next four years, which is designed to recover all previously incurred, but as yet unrecovered, DSM costs and all costs related to satisfying remaining commitments associated with a previous DSM settlement agreement, together with carrying costs thereon, through a non-bypassable charge in PSI's retail rates. The new agreement also authorizes PSI to spend up to $8 million annually on ongoing DSM programs through the year 1999 and to collect such amounts currently in retail rates.

Additionally, in December 1996, the PUCO issued an order applicable to CG&E's DSM programs. The order requires CG&E to spend up to one-half of the annual $5 million currently included in retail rates on PUCO-sanctioned low-income residential programs. The remaining portion of the $5 million is to be applied to the recovery of DSM cost deferrals. CG&E's participation in the low-income programs will be a factor considered by the PUCO in setting future rates of return and approving competitive transition plans.

In addition, the Kentucky Public Service Commission (KPSC) has authorized concurrent recovery of costs related to various DSM programs of ULH&P.

Cinergy and CG&E

(k) Phase-in Deferred Return and Depreciation In the first three years of a rate phase-in plan for Zimmer, included in a May 1992 order (May 1992 Order) by the PUCO, rates charged to customers did not fully recover depreciation expense and return on investment. In accordance with the provisions of the May 1992 Order, this deficiency has been recognized as a regulatory asset and is being recovered over a seven-year period which began in May 1995.

Cinergy, CG&E, PSI, and ULH&P

(l) Merger Costs CG&E and its utility subsidiaries have deferred the non-PUCO jurisdictional portion of merger transaction costs and costs to achieve merger savings (collectively, Merger Costs) incurred through December 31, 1996, for future recovery in customer rates.

In accordance with the February 1995 Order and the September 1996 Order, PSI has deferred Merger Costs incurred through October 31, 1996, and is recovering approximately $40 million of these deferrals in retail rates over a 10-year period. The September 1996 Order also provides for a "true-up" in a future regulatory proceeding to reflect recovery of the difference between the costs being recovered in retail rates and the actual costs incurred through October 31, 1996.

CG&E and PSI completed voluntary workforce reduction and severance programs in 1996 and 1994. The pretax costs of these programs and the related accounting were as follows:

                         1996 Programs           1994 Programs
                                     (in millions)

                      CG&E 1/       PSI       CG&E 1/       PSI

Costs expensed          $30		$ 5		$15         $ -
Costs deferred            9	       33           2          11
                        $39         $38         $17         $11

1/ Includes $2 million and $1 million related to ULH&P for the 1996 Programs and 1994 Programs, respectively.

The above amounts reflect approximately $61 million ($31 million for CG&E and $30 million for PSI) and $16 million (for CG&E) for 1996 and 1994, respectively, of costs associated with additional pension benefits further discussed in Note 9.

Cinergy, CG&E, PSI, and ULH&P

(m) Debt Discount, Premium, and Issuance Expenses and Costs of Reacquiring Debt Debt discount, premium, and issuance expenses on outstanding long-term debt of Cinergy's utility subsidiaries are amortized over the lives of the respective issues.

In accordance with established ratemaking practices, Cinergy's utility subsidiaries have deferred costs (principally call premiums) from the reacquisition of long-term debt and are amortizing such amounts over periods ranging from one to 24 years (five to 24 years for CG&E and its subsidiaries, one to 16 years for PSI, and 12 to 24 years for ULH&P).

Cinergy and PSI

(n) Coal Gasification Services Expenses In November 1995, upon commercial operation of the Clean Coal Project, PSI and Destec Energy, Inc. (Destec) began a 25-year contractual agreement for the provision of coal gasification services. The agreement requires PSI to pay Destec a base monthly fee including certain monthly operating expenses. Over the next five years (1997 through 2001), the base monthly fees and expenses are expected to total $186 million. PSI received authorization in the September 1996 Order for the inclusion of the costs of the Clean Coal Project in retail rates. PSI also received authorization to defer, for subsequent recovery in retail rates, the base monthly fees and expenses incurred prior to the effective date of the September 1996 Order.

Cinergy, CG&E, PSI, and ULH&P

(o) Utility Plant Utility plant is stated at the original cost of construction, which includes an allowance for funds used during construction (AFUDC) and a proportionate share of overhead costs. Construction overhead costs include salaries, payroll taxes, fringe benefits, and other expenses.

Substantially all utility plant is subject to the lien of each applicable company's first mortgage bond indenture.

Cinergy, CG&E, PSI, and ULH&P

(p) AFUDC Cinergy's utility subsidiaries capitalize AFUDC, a non-cash income item, which is defined in the regulatory system of accounts prescribed by the FERC as including "the net cost for the period of construction of borrowed funds used for construction purposes and a reasonable rate on other funds when so used." AFUDC accrual rates were as follows and are compounded semi-annually:

                                            1996    1995    1994_

         Cinergy average                     7.1%    7.9%    6.9%
         CG&E and its utility
           subsidiaries average              8.7     8.8     9.1
         ULH&P average                       8.8     7.0     5.9
         PSI average                         5.4     7.0     6.4

Cinergy, CG&E, PSI, and ULH&P

(q) Depreciation and Maintenance Provisions for depreciation are determined by using the straight-line method applied to the cost of depreciable plant in service. The rates are based on periodic studies of the estimated service lives and net cost of removal of the properties. The average depreciation rates for utility plant are:

                                             1996    1995    1994_

         PSI                                 3.0%    3.1%    3.8%
         CG&E and its utility subsidiaries
           Electric                          2.9     2.9     2.9
           Gas                               2.8     2.8     2.8
           Common                            3.0     3.4     3.4
         ULH&P
           Electric                          3.3     3.3     3.3
           Gas                               3.1     3.1     3.1
           Common                            5.1     5.1     5.1

In accordance with the February 1995 Order, revised depreciation rates for PSI were implemented in March 1995. This change, excluding the effect of additions to utility plant, resulted in a decrease in annual depreciation expense of approximately $30 million.

For Cinergy's utility subsidiaries, maintenance and repairs of property units and replacements of minor items of property are charged to maintenance expense. The costs of replacements of property units are capitalized. The original cost of the property retired and the related costs of removal, less salvage recovered, are charged to accumulated depreciation.

Cinergy, CG&E, PSI, and ULH&P

(r) Operating Revenues and Fuel Costs Cinergy's utility subsidiaries recognize revenues for electric and gas service rendered during the month, which include revenues for sales unbilled at the end of each month. The costs of electricity and gas purchased and the cost of fuel used in electric production are expensed as recovered through revenues, and any portion of these costs recoverable or refundable in future periods is deferred in the accompanying Balance Sheets. PSI's recovery of fuel costs is subject to a determination that such recovery will not result in PSI earning a return in excess of that allowed in the September 1996 Order. This earnings test is in accordance with the settlement agreement approved in the February 1995 Order and the Indiana statute in effect at the time of the settlement agreement.

Cinergy, CG&E, and ULH&P

(s) Order 636 In 1992, the FERC issued order 636 (Order 636) which restructured operations between interstate gas pipelines and their customers for gas sales and transportation services. Order 636 also allowed pipelines to recover from customers, including CG&E and its utility subsidiaries, transition costs incurred in complying with the order. In July 1994, the PUCO issued an order approving a stipulation between CG&E and its residential and industrial customer groups providing for recovery of these pipeline transition costs. CG&E is presently recovering its Order 636 transition costs pursuant to a PUCO-approved tariff. CG&E's utility subsidiaries, including ULH&P, recover such costs through their gas cost recovery mechanisms. These costs are deferred as incurred by CG&E and its utility subsidiaries and amortized as recovered from customers.

Cinergy, CG&E, PSI, and ULH&P

(t) Statements of Cash Flows All temporary cash investments with maturities of three months or less, when acquired, are reported as cash equivalents. See Notes 3(b) and 8(a)(i) for information concerning non-cash financing and investing transactions during 1996.

Cinergy

(u) Translation of Foreign Currency All assets and liabilities reported in the balance sheets of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at year end exchange rates; income and expense are translated at the average exchange rate prevailing during the month the respective transactions occur. Translation gains and losses are accumulated as a separate component of common stock equity.

Cinergy, CG&E, PSI, and ULH&P

(v) Reclassification Certain amounts in the 1994 and 1995 Financial Statements have been reclassified to conform to the 1996 presentation.

2.  Common Stock

(a)  Changes in Common Stock Outstanding

Cinergy

The following table reflects the shares of Cinergy common stock reserved for issuance at December 31, 1996, and shares issued in 1996, 1995, and 1994 for the Company's stock-based plans, including previous plans of Resources and CG&E. Shares issued prior to merger consummation have been adjusted for Resources' merger conversion ratio of 1.023.

                                  Shares
                                Reserved at            Shares Issued
                               Dec. 31, 1996    1996       1995       1994

401(k) Savings Plans             6 469 373       -       1 222 379  1 458 631

Dividend Reinvestment and
  Stock Purchase Plan            1 798 486       -         935 711  1 127 881

Directors' Deferred
  Compensation Plan                200 000       -            -            77

Performance Shares Plan            771 301        492       28 207     27 116

Employee Stock Purchase
  and Savings Plan               1 932 384       -           1 010    140 039

Stock Option Plan                4 580 996     15 007      403 997     25 575

1996 Long-term Incentive
  Compensation Plan              7 000 000       -            -          -

In addition to the issuances of common stock shown in the above table, Resources issued 1,118,671 shares of common stock in 1993 to the trustee of its two Master Trust Agreements as required as a result of the announcement of the merger. Prior to consummation of the merger in October 1994, Resources issued an additional 16,518 shares to the trustee and distributed 98,400 shares (reflected in the above table as shares issued in 1994) to participants of certain benefit plans. As a result of the merger consummation, in December 1994, Cinergy retired the remaining 1,036,789 shares held by the trustee.

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

Cinergy retired 6,511 and 119,211 shares of common stock in 1996 and 1995 respectively, primarily representing shares tendered as payment for the exercise of previously granted stock options.

CG&E

CG&E issued 1,601,003 shares of common stock in 1994 (prior to the merger) for its stock-based compensation and dividend reinvestment plans. After merger consummation, the common stock issued to CG&E's 401(k) Savings Plans is Cinergy common stock rather than CG&E common stock, and CG&E's Dividend Reinvestment and Stock Purchase Plan was merged into and replaced by Cinergy's Dividend Reinvestment and Stock Purchase Plan.

ULH&P

All of ULH&P's common stock is held by CG&E.

Cinergy, CG&E, and PSI

(b) Dividend Restrictions Cinergy owns all of the common stock of CG&E and PSI. The ability of Cinergy to pay dividends to holders of its common stock is principally dependent on the ability of CG&E and PSI to pay common dividends to Cinergy. CG&E and PSI cannot purchase or otherwise acquire for value or pay dividends on their common stock if dividends are in arrears on their preferred stock. The amount of common stock dividends that each company can pay also may be limited by certain capitalization and earnings requirements. Currently, these requirements do not impact the ability of either company to pay dividends on common stock.

Cinergy

(c) Stock-based Compensation Plans Cinergy has four stock-based compensation plans, the Stock Option Plan, the Performance Shares Plan, the Employee Stock Purchase and Savings Plan, and the 1996 Long-term Incentive Compensation Plan. The Stock Option Plan, the Performance Shares Plan, and the Employee Stock Purchase and Savings Plan succeeded similar plans of Resources. Accordingly, information reported in the ensuing sections has been adjusted for Resources' merger conversion ratio of 1.023 as appropriate. Effective January 1, 1997, Cinergy implemented the 1996 Long-term Incentive Compensation Plan and ceased accrual of incentive compensation under the Performance Shares Plan as of December 31, 1996. No stock-based awards were made under the 1996 Long-term Incentive Compensation Plan as of December 31, 1996.

Cinergy accounts for its stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, under which stock option-type awards are recorded at intrinsic value. For 1996, 1995, and 1994, compensation cost related to Cinergy's stock-based compensation plans, before income taxes, recognized in the Consolidated Statements of Income was $2 million, $1 million, and $1 million, respectively. Net income and earnings per share for 1996 and 1995, assuming compensation cost for these plans had been determined at fair value, consistent with the provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123), would have been as follows:

                                         1996              1995
                                 (in millions, except per share amounts)

Net income - as reported                 $335              $347
           - pro forma                   $334              $346

Earnings per share - as reported         $2.00             $2.22
                   - pro forma           $1.99             $2.21

In accordance with the provisions of Statement 123, in estimating the pro forma amounts, the fair value method of accounting was not applied to options granted prior to January 1, 1995. As a result, the pro forma effect on net income and earnings per share may not be representative of future years. In addition, the pro forma amounts reflect certain assumptions used in estimating fair values. These fair value assumptions are described under each applicable plan discussion below.

  (i) Stock Option Plan The Cinergy Stock Option Plan is designed to align executive compensation with shareholder interests. Under the Stock Option Plan, incentive and non-qualified stock options, stock appreciation rights
(SARs), and SARs in tandem with stock options may be granted to key employees, officers, and outside directors. Options are granted at the fair market value of the shares on the date of grant. Options vest over five years at a rate of 20% per year and expire 10 years from the date of grant. All options granted prior to November 1993, but not previously vested, became vested upon approval of the merger by Resources' shareholders. The total number of shares of common stock available under the Stock Option Plan may not exceed 5,000,000 shares. No stock options may be granted under the plan after October 24, 2004.

Stock Option Plan activity for 1996, 1995, and 1994 is summarized as follows (no SARs have been granted under this plan):

                                         1996                  1995                  1994
                                            Weighted              Weighted              Weighted
                                             Average               Average               Average
                                            Exercise              Exercise              Exercise
                                    Number    Price       Number    Price       Number    Price
Outstanding, beginning of year    3 652 956   $22.47    2 409 453   $19.74    1 047 528   $15.45

  Granted                           220 000    29.75    1 672 500    24.91    1 387 500    22.88
  Exercised                        (604 706)   18.87     (403 997)   16.16      (25 575)   13.96
  Forfeited                            -         -        (25 000)   24.31     ____-         -

Outstanding, end of year          3 268 250   $23.93    3 652 956    22.47    2 409 453   $19.74

Exercisable, end of year            897 750   $20.93      895 456   $17.47    1 021 953   $15.48

Weighted average fair value of
  options granted during the year        $3.07                 $2.41                 $1.94

The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model. The weighted averages for the assumptions used in determining the fair values of options granted were as follows:

                                    1996            1995            1994

Risk-free interest rate             6.3%            7.3%            7.5%
Expected dividend yield             5.8%            6.9%            7.4%
Expected lives                      6.5 yrs.        6.5 yrs.        6.5 yrs.
Expected common stock variance      1.8%            1.8%            1.7%

Price ranges, along with certain other information, for options outstanding under the Stock Option Plan at December 31, 1996, are as follows:

                            Outstanding                      Exercisable
                            Weighted    Weighted                    Weighted
                             Average     Average                     Average
  Exercise                  Exercise   Contractual                  Exercise
 Price Range       Number     Price       Life            Number      Price

$13.14 - $17.35    313 650    $15.36      2.9 yrs.        313 650     $15.36
$22.88 - $25.19  2 519 600    $23.69      8.0 yrs.        291 751     $22.87
$28.44 - $31.56    435 000    $29.29      9.0 yrs.        292 349     $24.99

  (ii) Performance Shares Plan Cinergy's Performance Shares Plan is a long-term incentive plan developed to reward officers and other key employees for achieving corporate and individual goals. Under the Performance Shares Plan, participants are granted contingent shares of common stock. A percentage of these contingent shares is earned with respect to each participant based on the level of goal attainment at the completion of a performance cycle. Performance cycles consist of overlapping four-year periods, beginning every two years. Previous performance cycles of Resources became performance cycles under the Cinergy Performance Shares Plan. Awards earned under the Performance Shares Plan are paid in two installments: one-half of the award is paid in the year immediately following the end of the performance cycle and one-half of the award is paid in the subsequent year. The most recently commenced four-year performance cycle under the Performance Shares Plan began January 1, 1996, and was scheduled to end December 31, 1999. As previously discussed, Cinergy implemented the 1996 Long-term Incentive Compensation Plan effective January 1, 1997, and ceased accrual of incentive compensation under the Performance Shares Plan as of December 31, 1996. The total number of shares of common stock available under this plan may not exceed 800,000 shares.

The following table provides certain information regarding contingent shares granted under the Performance Shares Plan for the performance cycle which began January 1, 1996:

                                                           1996_
Number of contingent shares granted                      166 280
Fair value at date of grant (dollars in thousands)        $3 508
Weighted average per share amounts                        $24.47

The fair values of contingent shares and weighted average per share amounts are measured at the market price of a share of common stock as if it were vested and issued on the date of grant, adjusted for expected forfeitures and the estimated present value of dividends foregone during the related performance cycle.
  (iii) Employee Stock Purchase and Savings Plan Cinergy's Employee Stock Purchase and Savings Plan allows essentially all full-time, regular employees to purchase shares of common stock pursuant to a stock option feature. Under the Employee Stock Purchase and Savings Plan, after-tax funds are withheld from a participant's compensation during a 26-month offering period and are deposited in an interest-bearing account. At the end of the offering period, participants may apply amounts deposited in the account, plus interest, toward the purchase of shares of common stock at a purchase price equal to the fair market value of a share of common stock on the first date of the offering period, less five percent. Any funds not applied toward the purchase of shares are returned to the participant. A participant may elect to terminate participation in the plan at any time. Participation also will terminate if the participant's employment with Cinergy ceases. Upon termination of participation, all funds, including interest, are returned to the participant without penalty. The most recently completed offering period ended December 31, 1996. The purchase price under this offering was $21.7312. A new offering period began January 1, 1997, and will end February 28, 1999. The purchase price under this offering is $31.825. The total number of shares of common stock available under the Employee Stock Purchase and Savings Plan may not exceed 2,000,000.

Employee Stock Purchase and Savings Plan activity for 1996, 1995, and 1994 is summarized as follows:


                                         1996                  1995                  1994_______
                                            Weighted              Weighted              Weighted
                                             Average               Average               Average
                                            Exercise              Exercise              Exercise
                                    Number    Price       Number    Price       Number    Price
Outstanding, beginning of year      490 787   $21.73      217 604   $21.73      175 299   $17.64

  Granted                              -         -        328 362    21.73      219 335    21.73
  Exercised                        (414 284)   21.73       (1 010)   21.73     (140 039)   17.65
  Forfeited                         (76 503)   21.73      (54 169)   21.73      (36 991)   17.83

Outstanding, end of year               -      $  -        490 787   $21.73      217 604   $21.73

Weighted average fair value of
  options granted during the year        $ -                   $2.42                 $1.97


The fair values of options granted were estimated as of the date of grant using a Black-Scholes option pricing model. The weighted averages for the assumptions used in determining the fair values of options granted were as follows:

                                       1995            1994

Risk-free interest rate                7.7%            6.8%
Expected dividend yield                7.3%            7.4%
Expected lives                         2.0 yrs.        2.2 yrs.
Expected common stock variance         1.7%            1.7%

  (iv) 1996 Long-term Incentive Compensation Plan In 1996, Cinergy adopted and shareholders approved a new incentive compensation plan, the 1996 Long-term Incentive Compensation Plan. Under the 1996 Long-term Incentive Compensation Plan, certain key employees may be granted stock options, SARs, restricted stock, cash awards, performance shares, performance awards, dividend equivalents, and other stock-based awards. As previously mentioned, no stock-based awards were made under the 1996 Long-term Incentive Compensation Plan as of December 31, 1996; however, in January 1997, 348,056 performance-based restricted shares subject to specified target performance objectives and 330,100 stock options at an option price of $33.50 per share were granted to certain key employees. Stock options awarded under the 1996 Long-term Incentive Compensation Plan are granted at the fair market value of the shares on the date of grant and may not have a purchase term of more than 10 years from the date of grant. The number of shares of common stock to be awarded under the 1996 Long-term Incentive Compensation Plan is limited in the aggregate to 7,000,000 shares.

3.  Preferred Stock of Subsidiaries

Cinergy, CG&E, and PSI

(a)  Schedule of Cumulative Preferred Stock


                                                                                December 31
CG&E                                                                          1996        1995
  Authorized 6,000,000 shares                                              (dollars in thousands)
  Not subject to mandatory redemption
    Par value $100 per share - outstanding
      4%     Series   169,835 shares in 1996 and 270,000 shares
             in 1995                                                        $ 16 984    $ 27 000
      4 3/4% Series    41,621 shares in 1996 and 130,000 shares in 1995        4 162      13 000
          Total                                                               21 146      40 000

  Subject to mandatory redemption
    Par value $100 per share - outstanding
      7 7/8% Series   800,000 shares in 1995                                    -         80 000
      7 3/8% Series   800,000 shares in 1995                                ____-___      80 000
          Total                                                                 -        160 000
PSI
  Not subject to mandatory redemption
    Par value $25 per share - authorized 5,000,000 shares - outstanding
      4.32%  Series   169,162 shares in 1996 and 1995                          4 229       4 229
      4.16%  Series   148,763 shares in 1996 and 1995                          3 719       3 719
      7.44%  Series 3,408,712 shares in 1996 and 4,000,000 shares in 1995     85 218     100 000
    Par value $100 per share - authorized 5,000,000 shares - outstanding
      3 1/2% Series    40,567 shares in 1996 and 40,843 shares in 1995         4 056       4 085
      6 7/8% Series   600,000 shares in 1996 and 1995                         60 000      60 000
      7.15%  Series   158,640 shares in 1996 and 1995                         15 864      15 864
          Total                                                              173 086     187 897

Total - Cinergy
Total not subject to mandatory redemption                                   $194 232    $227 897
Total subject to mandatory redemption                                       $   -       $160 000



Cinergy, CG&E, and PSI

(b) Changes in Cumulative Preferred Stock Outstanding Changes in cumulative preferred stock outstanding during 1996, 1995, and 1994, were as follows:


                                                     Shares         Par
                                                     Retired       Value_
                                                                (dollars in
                                                                 thousands)
1996
  Not subject to mandatory redemption
    Par value $100 per share
      CG&E
        4%     Series                                 100 165      $10 016
        4 3/4% Series                                  88 379        8 838
	   PSI
        3 1/2% Series                                     276           29
    Par value $25 per share
      PSI
        7.44%  Series                                 591 288       14 782

  Subject to mandatory redemption
    Par value $100 per share
      CG&E
        7 7/8% Series                                 800 000       80 000
        7 3/8% Series                                 800 000       80 000

1995
  Not subject to mandatory redemption
    Par value $100 per share
      CG&E
        7.44 % Series                                 400 000      $40 000
      PSI
        3 1/2% Series                                     329           32
  Subject to mandatory redemption
    Par value $100 per share
      CG&E
        9.15 % Series                                 500 000       50 000

1994
  Not subject to mandatory redemption
    Par value $100 per share
      CG&E
        9.28 % Series                                 400 000      $40 000
      PSI
        3 1/2% Series                                     598           60

Cinergy and CG&E

During the third quarter of 1996, Cinergy commenced an offer to purchase any and all outstanding shares of preferred stock of CG&E. Cinergy purchased 1,788,544 shares of preferred stock and made a capital contribution to CG&E of all the shares it acquired and CG&E canceled the shares. The cost of reacquiring the preferred stock, totaling $18 million, represents the difference between the par value of the preferred stock purchased and the price paid (including fees paid to tender agents) and is reflected as a charge to "Retained Earnings" in the Consolidated Statements of Changes in Common Stock Equity and as a deduction from "Net Income" in the Consolidated Statements of Income for purposes of determining net income and earnings per share applicable to common stock for Cinergy. The 4 3/4% Series no longer meets listing requirements of the New York Stock Exchange (NYSE) and has been delisted.



Cinergy, CG&E, PSI, and ULH&P

4.  Long-term Debt

(a)  Schedule of Long-term Debt (excluding amounts due within one year)

                                                                               December 31
                                                                            1996          1995
CG&E and Subsidiaries                                                     (dollars in thousands)
  CG&E
    First Mortgage Bonds
       5 7/8% Series due July 1, 1997                                   $     -       $   30 000
       6 1/4% Series due September 1, 1997                                    -          100 000
        5.80% Series due February 15, 1999                                 110 000       110 000
       7 3/8% Series due May 1, 1999                                        50 000        50 000
       7 3/8% Series due November 1, 2001                                   60 000        60 000
       7 1/4% Series due September 1, 2002                                 100 000       100 000
       8 1/8% Series due August 1, 2003                                     60 000        60 000
        6.45% Series due February 15, 2004                                 110 000       110 000
        8.95% Series due December 15, 2021                                 100 000       100 000
       8 1/2% Series due September 1, 2022                                 100 000       100 000
        7.20% Series due October 1, 2023                                   300 000       300 000
        5.45% Series due January 1, 2024 (Pollution Control)                46 700        46 700
       5 1/2% Series due January 1, 2024 (Pollution Control)                48 000        48 000
          Total first mortgage bonds                                     1 084 700     1 214 700

    Pollution Control Notes
      Variable rate due August 1, 2013 and December 1, 2015                100 000       100 000
      Variable rate due September 1, 2030                                   84 000        84 000
        6.50% due November 15, 2022                                         12 721        12 721
          Total pollution control notes                                    196 721       196 721

    Other Long-term Debt
        6.90% Debentures due June 1, 2025
           (Redeemable at the option of the holders on June 1, 2005)       150 000       150 000
        8.28% Junior subordinated debentures due July 1, 2025              100 000       100 000
          Total other long-term debt                                       250 000       250 000

    Unamortized Premium and Discount - Net                                 (12 130)      (14 348)
          Total - CG&E                                                   1 519 291     1 647 073

  ULH&P
    First Mortgage Bonds
       6 1/2% Series due August 1, 1999                                     20 000        20 000
           8% Series due October 1, 2003                                    10 000        10 000
       9 1/2% Series due December 1, 2008                                     -           10 000
          Total first mortgage bonds                                        30 000        40 000

    Other Long-term Debt
        7.65% Debentures due July 15, 2025                                  15 000        15 000

    Unamortized Premium and Discount - Net                                    (383)         (623)
          Total - ULH&P                                                     44 617        54 377

  Lawrenceburg Gas Company (Lawrenceburg)
    First Mortgage Bonds
       9 3/4% Series due October 1, 2001                                     1 200         1 200
          Total - CG&E and subsidiaries                                 $1 565 108    $1 702 650

PSI
  First Mortgage Bonds
    Series S,       7%, due January 1, 2002                             $   26 429    $   26 429
    Series Y,   7 5/8%, due January 1, 2007                                 24 140        24 140
    Series BB,  6 5/8%, due March 1, 2004 (Pollution Control)                 -            5 000
    Series NN,   7.60%, due March 15, 2012 (Pollution Control)              35 000        35 000
    Series QQ,  8 1/4%, due June 15, 2013 (Pollution Control)               23 000        23 000
    Series TT,  7 3/8%, due March 15, 2012 (Pollution Control)              10 000        10 000
    Series UU,  7 1/2%, due March 15, 2015 (Pollution Control)              14 250        14 250
    Series YY,   5.60%, due February 15, 2023 (Pollution Control)           29 945        29 945
    Series ZZ,  5 3/4%, due February 15, 2028 (Pollution Control)           50 000        50 000
    Series AAA, 7 1/8%, due February 1, 2024                                50 000        50 000
          Total first mortgage bonds                                       262 764       267 764

  Secured Medium-term Notes
    Series A, 6.65% to 8.88%, due January 3, 1997 to June 1, 2022          290 000       300 000
    Series B, 5.22% to 8.26%, due September 17, 1998
      to August 22, 2022                                                   230 000       230 000
    (Series A and B, 7.66% weighted average interest rate
       and 15 year weighted average remaining life)
         Total secured medium-term notes                                   520 000       530 000

  Pollution Control Notes
    5 3/4%, due December 15, 1997 to December 15, 2003                        -           19 200
    Variable rate due January 1, 2014 and March 1, 2019                     24 600          -___
         Total pollution control notes                                      24 600        19 200

  Other Long-term Debt
    Series 1994A Promissory Note, non-interest bearing,
      due January 3, 2001                                                   19 825        19 825
    6.25%, due December 15, 2005
      (Notes are callable and/or putable on December 15, 1998)              50 000          -
    6.35% Debentures due November 15, 2006
      (Redeemable in whole or in part at the option of the
         holders on November 15, 2000)                                     100 000          -___
         Total other long-term debt                                        169 825        19 825

  Unamortized Premium and Discount - Net                                    (7 319)       (8 673)
         Total - PSI                                                    $  969 870    $  828 116

Total - Cinergy
  First Mortgage Bonds                                                  $1 378 664    $1 523 664
  Secured Medium-term Notes                                                520 000       530 000
  Pollution Control Notes                                                  221 321       215 921
  Other Long-term Debt                                                     434 825       284 825
  Unamortized Premium and Discount - Net                                   (19 832)      (23 644)
         Total long-term debt                                           $2 534 978    $2 530 766


(b) Mandatory Redemption and Other Requirements Long-term debt maturities for the next five years are as follows:

                    Cinergy and      CG&E and
                    Subsidiaries   Subsidiaries        PSI          ULH&P
                                          (in millions)

     1997               $140           $130           $ 10           $ -
     1998                 35             -              35             -
     1999                186            180              6            20
     2000                 31             -              31             -
     2001                100             61             39             -
                        $492           $371           $121           $20

Maintenance and replacement fund provisions contained in CG&E's, PSI's, and ULH&P's first mortgage bond indentures require cash payments, bond retirements, or pledges of unfunded property additions each year based on an amount related to the net revenues of the respective company.

5.  Notes Payable

Cinergy, CG&E, PSI, and ULH&P

Cinergy's subsidiaries had regulatory authority to borrow up to $838 million ($438 million for CG&E and its subsidiaries, including $35 million for ULH&P, and $400 million for PSI) as of December 31, 1996. In connection with this authority, unsecured lines of credit (Committed Lines) have been established which permit borrowings of up to $280 million ($80 million for CG&E and $200 million for PSI), of which $181 million ($65 million for CG&E and $116 million for PSI) remained unused at December 31, 1996. CG&E and PSI also have the capability to issue commercial paper which must be supported by Committed Lines of the respective company. Neither CG&E nor PSI issued commercial paper in 1996 and none remained outstanding as of December 31, 1996. Additionally, pursuant to this authority, additional short-term borrowings with various banks are arranged on an "as offered" basis (Uncommitted Lines).

Amounts outstanding under the Committed Lines would become immediately due upon an event of default which includes non-payment, default under other agreements governing company indebtedness, bankruptcy, or insolvency. Certain of the Uncommitted Lines have similar default provisions. The Committed Lines are maintained by commitment fees. Commitment fees for the Committed Lines were immaterial during the 1994 through 1996 period.

To better manage cash and working capital requirements, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P, participate in a money pooling arrangement. Under this money pooling arrangement, Cinergy system companies with surplus short-term funds, whether from internal or external sources, provide short-term loans to other system companies at rates that reflect (1) the actual costs of the external borrowing and/or (2) the costs of the internal funds which are set at the 30-day Federal Reserve "AA" industrial commercial paper rate. The SEC's approval of the money pool, pursuant to the PUHCA, extends through May 31, 1997. (See Note 16 for an event subsequent to the date of the auditor's report.)

Additionally, Cinergy has established a $600 million credit facility, which expires in May 2001, of which $91 million remained unused as of December 31, 1996. This new credit facility was established, in part, to fund the acquisition of Midlands through Avon Energy and its wholly-owned subsidiary ($500 million has been designated for this purpose) with the remaining portion available for general corporate purposes. The prior $100 million credit facility, which would have expired in September 1997, has been terminated.

In addition, Cinergy U.K., a subsidiary of Investments, which holds Cinergy's 50% investment in Avon Energy, entered into a $40 million non-recourse credit agreement, of which $27 million is outstanding as of December 31, 1996. This new credit agreement was also used to fund the acquisition of Midlands.

The weighted average interest rates on short-term borrowings outstanding at December 31, 1996 and 1995, were as follows:

                                               1996         1995_

             Cinergy and subsidiaries          5.96%        5.97%
             CG&E                              5.98          -
             PSI                               5.97         5.97

Cinergy, CG&E, PSI, and ULH&P

6.  Sale of Accounts Receivable

In January 1996, CG&E, PSI, and ULH&P entered into an agreement to sell, on a revolving basis, undivided percentage interests in certain of their accounts receivable up to an aggregate maximum of $350 million, of which $246 million has been sold as of December 31, 1996. Of this amount, $164 million, has been sold by CG&E, including $23 million sold by ULH&P, and $82 million has been sold by PSI. Accounts receivable on the Consolidated Balance Sheets of Cinergy, CG&E, and PSI and the Balance Sheet of ULH&P are net of the amounts sold at December 31, 1996. PSI had a similar agreement, which expired in January 1996, to sell up to $90 million of its accounts receivable. Accounts receivable on the Consolidated Balance Sheets of Cinergy and PSI are net of $90 million sold at December 31, 1995.

7.  Leases

Cinergy, CG&E, PSI, and ULH&P

(a) Operating Leases Cinergy and its subsidiaries have entered into operating lease agreements covering various facilities and properties, including office space and computer, communications, and transportation equipment. Total rental payments on operating leases for each of the past three years were as follows:

                                      1996       1995       1994
                                            (in millions)
      Cinergy and subsidiaries         $31        $36        $36
      CG&E and subsidiaries             18         22         22
      PSI                               13         14         14
      ULH&P                              2          5          5

Future minimum lease payments required under operating leases with remaining, non-cancelable lease terms in excess of one year as of December 31, 1996, are as follows:

                   Cinergy and          CG&E and
                   Subsidiaries       Subsidiaries       PSI        ULH&P*
                                (in millions, ULH&P in thousands)

      1997            $ 31                $12            $11          $24
      1998              23                  7              8           12
      1999              16                  6              5            -
      2000              10                  5              3            -
      2001               7                  4              2            -
   After 2001           19                 18              1            -
                      $106                $52            $30          $36

* Excludes amounts applicable to CG&E's non-cancelable leases allocated to ULH&P.

Cinergy and CG&E

(b) Capital Lease In November 1996, CG&E entered into a sale-leaseback agreement for certain equipment at Woodsdale. The lease is a capital lease with an initial lease term of five years. At the end of the initial lease term, the lease may be renewed at mutually agreed upon terms or the equipment may be repurchased by CG&E at the original sale amount. The monthly lease payment, comprised of interest only, is based on the applicable London Interbank Offered Rate (LIBOR) and, therefore, the capital lease obligation will not be amortized over the initial lease term. The property under the capital lease is depreciated at the same rate as if the property were still owned by CG&E. CG&E recorded a capital lease obligation of $22 million, which represented the net book value of the equipment at the beginning of the lease.

8.  Financial Instruments

Cinergy, CG&E, and PSI

(a) Financial Derivatives Cinergy has entered into financial derivative contracts for the purposes described below.

  (i) Forward Exchange Hedging Activity Cinergy has hedged its pound sterling denominated investment in Midlands through forward exchange contracts. Translation losses on these contracts have been recorded in the cumulative foreign currency translation adjustment which is reported as a separate component of common stock equity in the Consolidated Financial Statements. The contract existing at December 31, 1996, required Cinergy to exchange 330 million pounds sterling for $500 million. The estimated fair value ($65 million) of this contract, which is based on the cost that would have been incurred to terminate the contract at December 31, 1996, has been reflected in "Current Liabilities - Other" in the Consolidated Balance Sheets. (See Note 16 for an event subsequent to the date of the auditor's report.)

  (ii) Interest Rate Risk Management Cinergy and its subsidiaries enter into interest rate swaps to lower funding costs and reduce exposures to fluctuations in interest rates. Under these interest rate swaps, Cinergy and its subsidiaries agree with counterparties to exchange, at specified intervals, the difference between fixed-rate and floating-rate interest amounts calculated on an agreed notional principal amount. At December 31, 1996, PSI had two interest rate swap agreements outstanding with notional amounts of $100 million each. One contract, with a four-year term beginning in November 1996, requires PSI to pay a floating rate and receive a fixed rate. The second contract, with a six-month term beginning in May 1997, requires PSI to pay a fixed rate and receive a floating rate. In each case the floating rate is based on the applicable LIBOR. The interest differential paid or received is recognized in the Consolidated Statements of Income as a component of interest expense. The fair values of the interest rate swap agreements at December 31, 1996, were not significant.

Cinergy, CG&E, PSI, and ULH&P

(b) Fair Value of Other Financial Instruments The estimated fair values of Cinergy's and its subsidiaries' other financial instruments were as follows (this information does not purport to be a valuation of the companies as a whole):

                                        December 31            December 31
                                           1996                   1995
                                    Carrying   Fair        Carrying    Fair
                                     Amount    Value        Amount     Value_
                                        (in millions; ULH&P in thousands)
Financial Instruments

Cinergy and Subsidiaries
  First mortgage bonds and
    other long-term debt (includes
    amounts due within one year)    $ 2 675   $ 2 676      $ 2 733    $ 2 837
  Cumulative preferred stock of
    subsidiary - subject to
    mandatory redemption               -         -             160        163

CG&E and Subsidiaries
  First mortgage bonds and
    other long-term debt (includes
    amounts due within one year)    $ 1 695   $ 1 688      $ 1 855    $ 1 912
  Cumulative preferred stock -
    subject to mandatory redemption    -         -             160        163

PSI
  First mortgage bonds and
    other long-term debt (includes
    amounts due within one year)    $   980   $   988      $   878    $   925

ULH&P
  First mortgage bonds and
    other long-term debt (includes
    amounts due within one year)    $44 617   $44 668      $69 377    $72 804


The following methods and assumptions were used to estimate the fair values of each major class of financial instruments:

Cash and temporary cash investments, restricted deposits, and notes payable Due to the short period to maturity, the carrying amounts reflected on the Balance Sheets approximate fair values.

First mortgage bonds and other long-term debt The fair values of long-term debt issues were estimated based on the latest quoted market prices or, if not listed on the NYSE, on the present value of future cash flows. The discount rates used approximate the incremental borrowing costs for similar instruments.

Cumulative preferred stock - subject to mandatory redemption The aggregate fair value of preferred stock subject to mandatory redemption was based on the latest closing prices quoted on the NYSE for each series or, if no trades occurred during the period, on the present value of future cash flows using discount rates that approximate the incremental borrowing costs for similar instruments.

Cinergy, CG&E, PSI, and ULH&P

(c) Concentrations of Credit Risk Credit risk represents the risk of loss which would occur as a result of nonperformance by counterparties pursuant to the terms of their contractual obligations with the Company. Concentrations of credit risk relate to significant customers or counterparties, or groups of customers or counterparties, possessing similar economic or industry characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. The Company does not have a significant loss exposure to any individual customer or counterparty.

Concentration of credit risk with respect to Cinergy's trade accounts receivable from electric and gas retail customers is limited due to Cinergy's large number of customers and diversified customer base of residential, commercial, and industrial customers. Sales for resale customers on Cinergy's electric system include traditional electric cooperatives and municipalities with which CG&E and PSI have long-standing relationships. Contracts for sales of electricity for resale outside of Cinergy's system are principally with other investor owned utilities, electric cooperatives, municipalities, and a few large power marketers. The majority of these contracts are for terms of one year or less. While no significant exposure to any one counterparty exists at December 31, 1996, as discussed in the "Power Marketing and Trading" section of "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations," Cinergy's exposure to credit risk could increase as the competitive market for electricity expands.

Potential exposure to credit risk also exists from Cinergy's use of financial derivatives such as forward foreign exchange contracts, currency swaps, and interest rate swaps. Because these financial instruments are transacted only with highly rated financial institutions, Cinergy does not anticipate nonperformance by any of the counterparties.

9.  Pension Plans

Cinergy, CG&E, PSI, and ULH&P

The defined benefit pension plans of Cinergy's subsidiaries cover substantially all employees meeting certain minimum age and service requirements. Plan benefits are determined under a final average pay formula with consideration of years of participation, age at retirement, and the applicable average Social Security wage base or benefit amount.

The funding policies of the operating subsidiaries are to contribute annually to the plans an amount which is not less than the minimum amount required by the Employee Retirement Income Security Act of 1974 and not more than the maximum amount deductible for income tax purposes. Contributions applicable to the 1996, 1995, and 1994 plan years were $7 million, $18 million, and $4 million, respectively. Of these amounts, CG&E and its subsidiaries contributed $7 million for each of the 1996 and 1995 plan years. There were no contributions made for the 1994 plan year by CG&E and its subsidiaries. PSI's contributions were $11 million and $4 million, for the 1995 and 1994 plan years, respectively. There were no contributions made for the 1996 plan year by PSI. The plans' assets consist of investments in equity and fixed income securities.

Cinergy

Cinergy's pension cost for 1996, 1995, and 1994 included the following components:
                                                    1996     1995     1994
                                                        (in millions)

Benefits earned during the period                  $ 21.2   $ 18.5   $ 19.4
Interest accrued on projected
  benefit obligations                                61.6     61.4     54.9
Actual (return) loss on plans' assets               (75.6)  (119.3)     8.0
Net amortization and deferral                        17.3     61.1    (66.3)

Net periodic pension cost                          $ 24.5   $ 21.7   $ 16.0

CG&E and ULH&P

CG&E's and its subsidiaries' (including ULH&P's) pension cost for 1996, 1995, and 1994 included the following components:
                                                    1996     1995     1994
                                                        (in millions)

Benefits earned during the period                  $ 11.2   $  9.8   $ 10.7
Interest accrued on projected
  benefit obligations                                38.6     38.8     35.1
Actual (return) loss on plans' assets               (53.8)   (71.9)     5.6
Net amortization and deferral                        19.3     35.5    (43.2)

Net periodic pension cost                          $ 15.3   $ 12.2   $  8.2

PSI

PSI's pension cost for 1996, 1995, and 1994 included the following components:

                                                    1996     1995     1994
                                                        (in millions)

Benefits earned during the period                  $ 10.0   $  8.7   $  8.7
Interest accrued on projected
  benefit obligation                                 23.0     22.6     19.8
Actual (return) loss on plan assets                 (21.8)   (47.4)     2.4
Net amortization and deferral                        (2.0)    25.6    (23.1)

Net periodic pension cost                          $  9.2   $  9.5   $  7.8

Cinergy, CG&E, PSI, and ULH&P

During 1996 and 1994, CG&E and its subsidiaries (including ULH&P) recognized an additional $31 million and $16 million, respectively, of accrued pension cost in accordance with Statement of Financial Accounting Standards No. 88, Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits (Statement 88). Additionally, during 1996, PSI recognized an additional $30 million of accrued pension cost in accordance with Statement 88. These amounts represent the costs associated with additional benefits extended in connection with voluntary workforce reduction programs (see Note 1(l)).


                                                  1996         1995        1994
Actuarial Assumptions:
For determination of projected benefit
  obligations
    Discount rate                                 8.00%        7.50%       8.50%
    Rate of increase in future compensation
      PSI                                         5.00         4.50        5.50
      CG&E and subsidiaries                       5.00         4.50        5.50

For determination of pension cost
  Rate of return on plans' assets
      PSI                                         9.00         9.00        9.00
      CG&E and subsidiaries                       9.00         9.50        9.50

Cinergy

The following table reconciles the plans' funded status with amounts recorded in the Consolidated Financial Statements. Under the provisions of Statement of Financial Accounting Standards No. 87, Employers' Accounting for Pensions (Statement 87), certain assets and obligations of the plans are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                    1996                          1995
                             Plans'        Plan's          Plans'        Plan's
                         Assets Exceed   Accumulated   Assets Exceed   Accumulated
                          Accumulated     Benefits      Accumulated     Benefits
                            Benefits    Exceed Assets     Benefits    Exceed Assets
                                               (in millions)
Actuarial present value
  of benefits
    Vested benefits         $(423.1)       $(241.6)       $(376.9)       $(227.3)
    Non-vested benefits       (33.5)         (10.1)         (35.1)         (16.0)

      Accumulated benefit
        obligations          (456.6)        (251.7)        (412.0)        (243.3)

    Effect of future
      compensation
      increases              (121.7)         (53.3)        (120.3)         (53.2)

      Projected benefit
        obligations          (578.3)        (305.0)        (532.3)        (296.5)

Plans' assets at fair value   531.6          234.1          500.6          220.0

Projected benefit
  obligations in excess of
  plans' assets               (46.7)         (70.9)         (31.7)         (76.5)

Remaining balance of plans'
  net assets existing at
  date of initial application
  of Statement 87 to be
  recognized as a reduction
  of pension cost in future
  periods                      (6.7)          (3.1)          (7.7)          (3.4)

Unrecognized net gain
  resulting from experience
  different from that
  assumed and effects of
  changes in assumptions      (48.4)         (28.1)         (14.1)          (1.3)

Prior service cost not
  yet recognized in net
  periodic pension cost        33.6           23.2           35.2           16.8

Accrued pension cost at
  December 31               $ (68.2)       $ (78.9)       $ (18.3)       $ (64.4)


CG&E and ULH&P

The following table reconciles the plans' funded status with amounts recorded in the Consolidated Financial Statements of CG&E. Under the provisions of Statement 87, certain assets and obligations of the plans are deferred and recognized in the Financial Statements in subsequent periods.

                                    1996                          1995
                             Plan's        Plan's          Plan's        Plan's
                         Assets Exceed   Accumulated   Assets Exceed   Accumulated
                          Accumulated     Benefits      Accumulated     Benefits
                            Benefits    Exceed Assets     Benefits    Exceed Assets
                                               (in millions)
Actuarial present value
  of benefits
    Vested benefits         $(160.3)       $(241.6)       $(138.3)       $(227.3)
    Non-vested benefits       (17.0)         (10.1)         (25.5)         (16.0)

      Accumulated benefit
        obligations          (177.3)        (251.7)        (163.8)        (243.3)

    Effect of future
      compensation
      increases               (53.2)         (53.3)         (54.8)         (53.2)

      Projected benefit
        obligations          (230.5)        (305.0)        (218.6)        (296.5)

Plans' assets at fair
  value                       223.3          234.1          209.3          220.0

Projected benefit
  obligations in excess of
  plans' assets                (7.2)         (70.9)          (9.3)         (76.5)

Remaining balance of plans'
  net assets existing at
  date of initial application
  of Statement 87 to be
  recognized as a reduction
  of pension cost in future
  periods                      (2.4)          (3.1)          (2.7)          (3.4)

Unrecognized net gain
  resulting from experience
  different from that
  assumed and effects of
  changes in assumptions      (40.1)         (28.1)         (18.9)          (1.3)

Prior service cost not
  yet recognized in net
  periodic pension cost        16.1           23.2           19.5           16.8

Accrued pension cost at
  December 31               $ (33.6)       $ (78.9)       $ (11.4)       $ (64.4)

PSI

The following table reconciles the plan's funded status with amounts recorded in the Consolidated Financial Statements of PSI. Under the provisions of Statement 87, certain assets and obligations of the plan are deferred and recognized in the Consolidated Financial Statements in subsequent periods.

                                              1996       1995
                                               (in millions)
Actuarial present value of benefits
  Vested benefits                           $(262.8)   $(238.6)
  Non-vested benefits                         (16.5)      (9.6)

    Accumulated benefit obligation           (279.3)    (248.2)

  Effect of future compensation
    increases                                 (68.5)     (65.5)

    Projected benefit obligation             (347.8)    (313.7)

Plan's assets at fair value                   308.3      291.3

Projected benefit obligation in
  excess of plan's assets                     (39.5)     (22.4)

Remaining balance of plan's net
  assets existing at date of initial
  application of Statement 87 to be
  recognized as a reduction of
  pension cost in future periods               (4.3)      (5.0)

Unrecognized net (gain) loss resulting
  from experience different from that
  assumed and effects of changes in
  assumptions                                  (8.3)       4.8

Prior service cost not yet recognized
  in net periodic pension cost                 17.5       15.7

Accrued pension cost
  at December 31                            $ (34.6)   $  (6.9)

10.  Other Postretirement Benefits

Cinergy, CG&E, PSI, and ULH&P

Cinergy provides certain health care and life insurance benefits to retired employees and their eligible dependents. The health care benefits include medical coverage, dental coverage, and prescription drugs. The health care benefits provided are subject to certain limitations, such as deductibles and co-payments. Additionally, all employees must meet minimum age and service requirements to be eligible for these postretirement benefits. Prior to January 1, 1997, CG&E and PSI employees were covered under separate plans. Effective January 1, 1997, all Cinergy active employees are eligible to receive essentially the same postretirement health care benefits. Certain classes of employees, based on age, as well as all retirees, have been grandfathered under benefit provisions in place prior to January 1, 1997. Neither CG&E and its subsidiaries nor PSI currently pre-fund their obligations for these postretirement benefits; however, PSI, in connection with the settlement which resulted in the February 1995 Order, agreed to begin pre-funding. Implementation of pre-funding is subject to the outcome of negotiations with The Office of the Utility Consumer Counselor and approval by the IURC.

Postretirement benefit cost for 1996, 1995, and 1994 included the following components:

Cinergy

                                              Health     Life
                                               Care    Insurance  Total
                                                     (in millions)
1996
Benefits earned during the period             $ 5.7      $ .1     $ 5.8
Interest accrued on Accumulated Post-
  retirement Benefit Obligation (APBO)         16.5       2.2      18.7
Net amortization and deferral                    .3        -         .3
Amortization of transition obligations          8.1        .3       8.4

Net periodic postretirement benefit cost      $30.6      $2.6     $33.2

1995
Benefits earned during the period             $ 4.4      $ .1     $ 4.5
Interest accrued on APBO                       15.6       2.2      17.8
Amortization of transition obligations          8.1        .3       8.4

Net periodic postretirement benefit cost      $28.1      $2.6     $30.7

1994
Benefits earned during the period             $ 5.2      $ .2     $ 5.4
Interest accrued on APBO                       13.8       2.2      16.0
Net amortization and deferral                    .1        -         .1
Amortization of transition obligations          8.1        .3       8.4

Net periodic postretirement benefit cost      $27.2      $2.7     $29.9


CG&E and ULH&P

                                              Health     Life
                                               Care    Insurance  Total
                                                     (in millions)
1996
Benefits earned during the period              $ .7      $ .1     $  .8
Interest accrued on APBO                        4.9       2.0       6.9
Amortization of transition obligation           2.6        .4       3.0

Net periodic postretirement benefit cost       $8.2      $2.5     $10.7

1995
Benefits earned during the period              $ .4      $ .1     $  .5
Interest accrued on APBO                        4.5       2.0       6.5
Amortization of transition obligation           2.6        .4       3.0

Net periodic postretirement benefit cost       $7.5      $2.5     $10.0

1994
Benefits earned during the period              $ .9      $ .1     $ 1.0
Interest accrued on APBO                        3.9       2.0       5.9
Amortization of transition obligation           2.6        .4       3.0

Net periodic postretirement benefit cost       $7.4      $2.5     $ 9.9

PSI

                                              Health     Life
                                               Care    Insurance  Total
                                                     (in millions)
1996
Benefits earned during the period             $ 5.0      $ -      $ 5.0
Interest accrued on APBO                       11.6        .2      11.8
Net amortization and deferral                    .3        -         .3
Amortization of transition obligation           5.5       (.1)      5.4

Net periodic postretirement benefit cost      $22.4      $ .1     $22.5

1995
Benefits earned during the period             $ 4.0      $ -      $ 4.0
Interest accrued on APBO                       11.1        .2      11.3
Amortization of transition obligation           5.5       (.1)      5.4

Net periodic postretirement benefit cost      $20.6      $ .1     $20.7

1994
Benefits earned during the period             $ 4.3      $ .1     $ 4.4
Interest accrued on APBO                        9.9        .2      10.1
Net amortization and deferral                    .1        -         .1
Amortization of transition obligation           5.5       (.1)      5.4

Net periodic postretirement benefit cost      $19.8      $ .2     $20.0

Cinergy, CG&E, PSI, and ULH&P

The following table reconciles the APBO of the health care and life insurance plans with amounts recorded in the Financial Statements. Under the provisions of Statement of Financial Accounting Standards No. 106, Employers' Accounting for Postretirement Benefits Other Than Pensions certain obligations of the plans are deferred and recognized in the Financial Statements in subsequent periods.

Cinergy
                                               Health      Life
                                                Care     Insurance   Total_
                                                       (in millions)
1996
Actuarial present value of benefits
  Fully eligible active plan participants     $ (13.7)    $ (1.6)   $ (15.3)
  Other active plan participants                (49.8)      (1.5)     (51.3)
  Retirees and beneficiaries                   (118.0)     (26.4)    (144.4)
    Projected APBO                             (181.5)     (29.5)    (211.0)
Unamortized transition obligations               75.4         .4       75.8
Unrecognized net loss (gain) resulting from
  experience different from that assumed
  and effects of changes in assumptions          19.5        (.5)      19.0
Accrued postretirement benefit obligations
  at December 31, 1996                        $ (86.6)    $(29.6)   $(116.2)

1995
Actuarial present value of benefits
  Fully eligible active plan participants     $ (11.7)    $ (1.1)   $ (12.8)
  Other active plan participants               (112.0)      (2.7)    (114.7)
  Retirees and beneficiaries                    (99.2)     (26.4)    (125.6)
    Projected APBO                             (222.9)     (30.2)    (253.1)
Unamortized transition obligations              137.1         .7      137.8
Unrecognized prior service cost                   (.3)        -         (.3)
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions          26.1         .5       26.6
Accrued postretirement benefit obligations
  at December 31, 1995                        $ (60.0)    $(29.0)   $ (89.0)

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $21 million and $37 million for 1996 and 1995, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for each of 1996, 1995, and 1994 by approximately $4 million, $3 million, and $4 million, respectively.

CG&E and ULH&P

                                               Health      Life
                                                Care     Insurance    Total_
                                                       (in millions)
1996
Actuarial present value of benefits
  Fully eligible active plan participants     $ (10.8)    $ (1.6)    $ (12.4)
  Other active plan participants                (24.2)      (1.3)      (25.5)
  Retirees and beneficiaries                    (28.7)     (23.6)      (52.3)
    Projected APBO                              (63.7)     (26.5)      (90.2)
Unamortized transition obligation                24.5        2.5        27.0
Unrecognized prior service cost                    -          .3          .3
Unrecognized net loss (gain) resulting from
  experience different from that assumed
  and effects of changes in assumptions          11.5       (1.4)       10.1
Accrued postretirement benefit obligation
  at December 31, 1996                        $ (27.7)    $(25.1)    $ (52.8)

1995
Actuarial present value of benefits
  Fully eligible active plan participants     $  (2.7)    $  (.9)    $  (3.6)
  Other active plan participants                (32.0)      (2.0)      (34.0)
  Retirees and beneficiaries                    (30.5)     (24.5)      (55.0)
    Projected APBO                              (65.2)     (27.4)      (92.6)
Unamortized transition obligation                43.4        2.9        46.3
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions           4.4         .1         4.5
Accrued postretirement benefit obligation
  at December 31, 1995                        $ (17.4)    $(24.4)    $ (41.8)


Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $7 million and $13 million for 1996 and 1995 respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost by approximately $1 million for 1996, 1995, and 1994.

PSI

                                               Health      Life
                                                Care     Insurance   _Total_
                                                       (in millions)
1996
Actuarial present value of benefits
  Fully eligible active plan participants     $  (2.9)    $   -      $  (2.9)
  Other active plan participants                (25.6)       (.2)      (25.8)
  Retirees and beneficiaries                    (89.3)      (2.8)      (92.1)
    Projected APBO                             (117.8)      (3.0)     (120.8)
Unamortized transition obligation                50.9       (2.1)       48.8
Unrecognized prior service cost                    -         (.3)        (.3)
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions           8.0         .9         8.9
Accrued postretirement benefit obligation
  at December 31, 1996                        $ (58.9)    $ (4.5)    $ (63.4)

1995
Actuarial present value of benefits
  Fully eligible active plan participants     $  (9.0)    $  (.2)    $  (9.2)
  Other active plan participants                (80.0)       (.7)      (80.7)
  Retirees and beneficiaries                    (68.7)      (1.9)      (70.6)
    Projected APBO                             (157.7)      (2.8)     (160.5)
Unamortized transition obligation                93.7       (2.2)       91.5
Unrecognized prior service cost                   (.3)        -          (.3)
Unrecognized net loss resulting from
  experience different from that assumed
  and effects of changes in assumptions          21.7         .4        22.1
Accrued postretirement benefit obligation
  at December 31, 1995                        $ (42.6)    $ (4.6)    $ (47.2)

Increasing the health care cost trend rate by one percentage point in each year would increase the APBO by approximately $14 million and $24 million for 1996 and 1995, respectively, and the aggregate of the service and interest cost components of the postretirement benefit cost for each of 1996, 1995, and 1994 by approximately $3 million, $2 million, and $3 million, respectively.

Cinergy, CG&E, PSI, and ULH&P

The following assumptions were used to determine the APBO:

                                          1996          1995          1994___
    Discount rate                         8.00%         7.50%         8.50%

    Health care cost trend rate,
      gradually declining to 5%
        CG&E and subsidiaries          7.00-9.00%   8.00-11.00%   9.00-12.00%
        PSI                            7.00-9.00    8.00-10.00    8.00-12.00

    Year ultimate trend rates achieved
        CG&E and subsidiaries             2004          2002          2002
        PSI                               2004          2007          2007


11.  Income Taxes

Cinergy

Cinergy complies with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (Statement 109). Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

The significant components of Cinergy's net deferred income tax liability at December 31, 1996, and 1995, are as follows:

                                                        1996           1995__
                                                           (in millions)

Deferred Income Tax Liability
  Utility plant                                       $1 042.1       $  981.8
  Unamortized costs of reacquiring debt                   23.5           28.8
  Deferred operating expenses
    and carrying costs                                    86.2           86.6
  Amounts due from customers - income taxes              129.5          143.4
  Deferred DSM costs                                      43.5           47.3
  Investment in unconsolidated subsidiary                 13.5             -
  Other                                                   46.2           36.4
    Total deferred income tax liability                1 384.5        1 324.3

Deferred Income Tax Asset
  Unamortized investment tax credits                      63.9           67.5
  Litigation settlement                                     -            29.8
  Deferred fuel costs                                     12.0           13.0
  Accrued pension and other benefit costs                 60.4           43.3
  Other                                                  101.9           49.8
    Total deferred income tax asset                      238.2          203.4

Net Deferred Income Tax Liability                     $1 146.3       $1 120.9

CG&E

CG&E and its subsidiaries comply with the provisions of Statement 109. Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

The significant components of CG&E's net deferred income tax liability at December 31, 1996, and 1995, are as follows:

                                                         1996           1995
                                                            (in millions)

Deferred Income Tax Liability
  Utility plant                                         $671.6         $663.8
  Unamortized costs of reacquiring debt                   11.2           14.2
  Deferred operating expenses
    and carrying costs                                    73.5           76.2
  Amounts due from customers - income taxes              120.7          139.8
  Deferred DSM costs                                       6.0            5.6
  Other                                                   40.9           25.5
    Total deferred income tax liability                  923.9          925.1

Deferred Income Tax Asset
  Unamortized investment tax credits                      43.9           46.1
  Deferred fuel costs                                      5.8            8.1
  Accrued pension and other benefit costs                 31.4           28.7
  Other                                                   75.7           46.8
    Total deferred income tax asset                      156.8          129.7

Net Deferred Income Tax Liability                       $767.1         $795.4

PSI

PSI and its subsidiaries comply with the provisions of Statement 109. Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

The significant components of PSI's net deferred income tax liability at December 31, 1996, and 1995, are as follows:

                                                         1996           1995_
                                                            (in millions)

Deferred Income Tax Liability
  Electric utility plant                                $370.5         $315.7
  Unamortized costs of reacquiring debt                   12.3           14.6
  Amounts due from customers - income taxes                8.8            3.6
  Deferred operating expenses
    and accrued carrying costs                            12.7           12.5
  Deferred DSM costs                                      37.5           41.7
  Other                                                    4.9            9.4
    Total deferred income tax liability                  446.7          397.5

Deferred Income Tax Asset
  Unamortized investment tax credits                      20.0           21.4
  Litigation settlement                                     -            29.8
  Accrued pension and other benefit costs                 29.0           15.6
  Deferred fuel costs                                      6.2            4.9
  Other                                                   18.5           (6.1)
    Total deferred income tax asset                       73.7           65.6

Net Deferred Income Tax Liability                       $373.0         $331.9

ULH&P

ULH&P complies with the provisions of Statement of Statement 109. Statement 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of existing differences between the financial reporting and tax reporting bases of assets and liabilities.

The significant components of ULH&P's net deferred income tax liability at December 31, 1996, and 1995, are as follows:

                                                         1996          1995
                                                           (in thousands)

Deferred Income Tax Liability
  Utility plant                                        $33 872       $32 104
  Unamortized costs of reacquiring debt                    996         1 034
  Deferred fuel costs                                    5 459           -
  Other                                                  3 732         2 817
    Total deferred income tax liability                 44 059        35 955

Deferred Income Tax Asset
  Unamortized investment tax credits                     1 946         2 060
  Amounts due to customers - income taxes                2 067         1 904
  Deferred fuel costs                                      -           1 822
  Accrued pension and other benefit costs                2 482         2 365
  Other                                                  4 101         4 076
    Total deferred income tax asset                     10 596        12 227

Net Deferred Income Tax Liability                      $33 463       $23 728

Cinergy, CG&E, PSI, and ULH&P

Cinergy and its subsidiaries will participate in the filing of a consolidated Federal income tax return for the year ended December 31, 1996. The current tax liability is allocated among the members of the group pursuant to a tax sharing agreement consistent with Rule 45(c) of the PUHCA.

A summary of Federal and state income taxes charged (credited) to income and the allocation of such amounts is as follows:

Cinergy
                                                   1996      1995      1994_
                                                        (in millions)

Current Income Taxes
  Federal                                         $143.4    $175.3    $104.1
  State                                              7.5      10.4       6.5
      Total current income taxes                   150.9     185.7     110.6

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                 61.6      53.8      62.2
    Property taxes                                    -         -      (13.3)
    DSM costs                                       (1.9)     12.0      14.5
    Pension and other benefit costs                (28.2)    (21.8)    (12.4)
    Litigation settlement                           26.2        -         -
    Fuel costs                                       8.8        .3       (.7)
    Other items - net                              (15.4)     (7.5)    (11.6)
      Total deferred Federal income taxes           51.1      36.8      38.7

  State                                              6.5       1.7       2.7
      Total deferred income taxes                   57.6      38.5      41.4

Investment Tax Credits - Net                        (9.8)    (10.1)    (10.4)

      Total Income Taxes                          $198.7    $214.1    $141.6

Allocated to:
  Operating income                                $218.2    $221.4    $154.5
  Other income and expenses - net                  (19.5)     (7.3)    (12.9)
                                                  $198.7    $214.1    $141.6

CG&E

                                                    1996      1995      1994_
                                                         (in millions)

Current Income Taxes
  Federal                                          $115.5    $102.4    $ 82.3
  State                                               1.5       2.5       1.5
      Total current income taxes                    117.0     104.9      83.8

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                  36.6      33.9      42.9
    Property taxes                                     -         -      (11.3)
    Pension and other benefit costs                 (17.0)    (10.7)     (8.4)
    Fuel costs                                       10.8       6.3      (1.4)
    Other items - net                                (7.5)     (2.6)     (2.6)
      Total deferred Federal income taxes            22.9      32.1      19.2

  State                                               2.2        .8        .6
      Total deferred income taxes                    25.1      32.9      19.8

Investment Tax Credits - Net                         (6.2)     (6.0)     (6.1)

      Total Income Taxes                           $135.9    $131.8    $ 97.5

Allocated to:
  Operating income                                  145.0    $136.4    $104.1
  Other income and expenses - net                    (9.1)     (4.6)     (6.6)
                                                   $135.9    $131.8    $ 97.5

PSI

                                                    1996      1995      1994
                                                         (in millions)

Current Income Taxes
  Federal                                          $41.3     $71.4     $22.0
  State                                              6.0       7.5       5.5
      Total current income taxes                    47.3      78.9      27.5

Deferred Income Taxes
  Federal
    Depreciation and other electric utility
      plant-related items                           25.0      19.9      19.2
    DSM costs                                       (2.5)      8.4      12.6
    Pension and other benefit costs                (11.2)    (11.1)     (1.8)
    Litigation settlement                           26.2        -         -
    Fuel costs                                      (2.0)     (6.0)       .7
    Other items - net                               (6.3)     (3.0)     (4.4)
      Total deferred Federal income taxes           29.2       8.2      26.3

  State                                              4.3       1.1       2.2
      Total deferred income taxes                   33.5       9.3      28.5

Investment Tax Credits - Net                        (3.6)     (4.1)     (4.3)

      Total Income Taxes                           $77.2     $84.1     $51.7

Allocated to:
  Operating income                                 $73.2     $85.0     $50.4
  Other income and expenses - net                    4.0       (.9)      1.3
                                                   $77.2     $84.1     $51.7

ULH&P
                                                     1996     1995      1994_
                                                          (in thousands)

Current Income Taxes
  Federal                                          $   416   $5 955   $2 746
  State                                                (87)   1 324      498
      Total current income taxes                       329    7 279    3 244

Deferred Income Taxes
  Federal
    Depreciation and other utility plant-
      related items                                  1 506    1 382    1 727
    Pension and other benefit costs                   (277)    (381)    (349)
    Fuel costs                                       6 111     (534)      23
    Uncollectible accounts - net                      (119)     (16)     300
    Unamortized costs of reacquiring debt              458      808       -
    Other items - net                                  410     (540)     (20)
      Total deferred Federal income taxes          $ 8 089      719    1 681

  State
    Depreciation and other utility plant-
      related items                                    425      390      656
    Fuel costs                                       1 570     (137)      -
    Other items - net                                   55      (35)      (8)
      Total deferred state income taxes              2 050      218      648

      Total deferred income taxes                   10 139      937    2 329

Investment Tax Credits - Net                          (282)    (285)    (287)

      Total Income Taxes                           $10 186   $7 931   $5 286

Allocated to:
  Operating income                                 $ 9 834   $7 887   $5 342
  Other income and expenses - net                      352       44      (56)
                                                   $10 186   $7 931   $5 286

Cinergy, CG&E, PSI, and ULH&P

Federal income taxes, computed by applying the statutory Federal income tax rate to book income before Federal income tax, are reconciled to Federal income tax expense reported in the Statements of Income for each registrant as follows:

Cinergy
                                                 1996       1995       1994_
                                                       (in millions)

Statutory Federal income tax provision          $181.8     $192.2     $113.2
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (9.8)     (10.1)     (10.4)
  Depreciation and other utility plant-
    related differences                           14.1        9.0       13.5
  Preferred dividend requirements of
    subsidiaries                                   8.5       10.8       12.4
  Foreign tax credit                             (11.1)        -          -
  Other - net                                      1.2         .1        3.7
Federal income tax expense                      $184.7     $202.0     $132.4

CG&E

Statutory Federal income tax provision          $125.8     $127.6      $88.8
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (6.2)      (6.0)      (6.1)
  Depreciation and other utility plant-
    related differences                           11.7        9.0        8.2
  Preferred dividends                               -         6.2        7.8
  Other - net                                       .9       (8.3)      (3.3)
Federal income tax expense                      $132.2     $128.5      $95.4

PSI

                                                 1996       1995       1994
                                                        (in millions)

Statutory Federal income tax provision          $ 67.4     $ 77.5     $ 44.2
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (3.6)      (4.1)      (4.3)
  Other - net                                      3.1        2.1        4.1
Federal income tax expense                      $ 66.9     $ 75.5     $ 44.0

ULH&P
                                                 1996       1995       1994_
                                                       (in thousands)

Statutory Federal income tax provision          $7 987     $6 496     $4 385
Increases (Reductions) in taxes resulting from:
  Amortization of investment tax credits          (283)      (285)      (287)
  Depreciation and other utility plant-
    related differences                            358        219        138
Other - net                                        161        (41)       (96)
Federal income tax expense                      $8 223     $6 389     $4 140

12.  Commitments and Contingencies

(a)  Construction

Cinergy, CG&E, PSI, and ULH&P

Cinergy will have commitments in connection with its forecasted construction programs. Aggregate expenditures for Cinergy's construction program for the 1997 through 2001 period are currently forecasted to be $1.7 billion. Of these projected expenditures, approximately $817 million relates to CG&E and its subsidiaries, including $111 million for ULH&P, and $908 million relates to PSI.

 (b)  Manufactured Gas Plant (MGP) Sites

Cinergy, CG&E, PSI, and ULH&P

     (i) General Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

Cinergy and PSI

     (ii) PSI Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including, but not limited to, Shelbyville and Lafayette, two sites previously owned by PSI. PSI has identified at least 21 MGP sites which it or its predecessors previously owned, including 19 it sold in 1945 to Indiana Gas and Water Company, Inc. (now Indiana Gas Company, Inc. (IGC)), including the Shelbyville and Lafayette sites. IGC has informed PSI of the basis for its claim that PSI, as a Potentially Responsible Party (PRP) under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA), should contribute to IGC's response costs related to investigating and remediating contamination at 18 of the 19 MGP sites which PSI sold to IGC (excluding the Shelbyville site).

The Shelbyville site has been the subject of an investigation and cleanup enforcement action by the Indiana Department of Environmental Management
(IDEM) against IGC and PSI. Without admitting liability, PSI and IGC have conducted an investigation and remediation activities at the Shelbyville site. Recently, PSI and IGC submitted a proposed agreed order to IDEM relative to the Shelbyville site, which, if accepted by IDEM, will result in a determination of whether the activities previously undertaken at the site are sufficient to adequately protect human health and the environment. PSI and IGC are sharing the costs of the Shelbyville site, and based upon environmental investigations and remediation completed to date, PSI believes that any further required investigation and remediation for this site will not have a material adverse effect on its financial condition or results of operations.

In 1992, the IDEM issued an order to IGC, naming IGC as a PRP as defined in the CERCLA, which requires investigation and remediation of the Lafayette MGP site. IGC entered into an agreed order with the IDEM for the removal of MGP contamination at that site.

During 1995, PSI received notification from Northern Indiana Public Service Company (NIPSCO) alleging PSI is a PRP under the CERCLA with respect to contamination associated with MGP sites previously owned and/or operated by both PSI and NIPSCO (or their predecessors). The notification included seven sites, five of which PSI acquired from NIPSCO and subsequently sold to IGC. The other two sites are located in Goshen and Warsaw, Indiana. Recently, NIPSCO demanded that PSI reimburse NIPSCO for its costs incurred to date (approximately $400,000) for investigating the Goshen MGP site as well as costs to be incurred by NIPSCO for remediation of that site, estimated by NIPSCO to be as high as $3 million. PSI is investigating this claim.

PSI has placed its insurance carriers on notice of IGC's and NIPSCO's claims.

IGC and PSI have entered into negotiations regarding IGC's claim; however, it is premature, at this time, to predict the nature, extent, and ultimate costs of, or PSI's responsibility for, environmental investigations and remediations at MGP sites owned or previously owned by PSI. Information available to PSI regarding the current status of investigation and/or remediation at the sites identified in IGC's claim indicates PSI's potential exposure to probable and reasonably estimable liabilities associated with these MGP sites would not be material to its financial condition or results of operations. However, further investigation and remediation activities at these sites and the additional sites identified in NIPSCO's claim may indicate that the potential liability for MGP sites could be material.

In May 1995, the IURC denied IGC's request for recovery of costs incurred in complying with Federal, state, and local environmental regulations related to MGP sites in which IGC has an interest, including sites acquired from PSI.
IGC appealed this decision, which IGC contended was contrary to decisions made by other state utility commissions with respect to this issue. In January 1997, the Indiana Court of Appeals (Court of Appeals) affirmed the IURC's decision denying IGC's request for recovery of MGP costs. IGC has petitioned the Indiana Supreme Court to review the Court of Appeals decision. The IURC granted PSI's motion establishing a sub-docket to PSI's last retail rate proceeding, in which the IURC issued an order in September 1996, to consider its request for rate recovery of any MGP site-related costs it may incur. PSI is unable to predict the extent to which it will be able to recover through rates any MGP site investigation and remediation costs ultimately incurred.

Cinergy, CG&E, and ULH&P

     (iii) CG&E and its Utility Subsidiaries Lawrenceburg, a wholly-owned subsidiary of CG&E, also has a MGP site. In May 1995, Lawrenceburg and the IDEM reached an agreement to include the Lawrenceburg MGP site in the IDEM's voluntary cleanup program. Lawrenceburg implemented a remediation plan, and, on September 20, 1996, received a certificate of completion on the cleanup from the IDEM. The total costs incurred for the cleanup program in 1995 and 1996 and expected to be incurred in 1997, are approximately $280,000.

CG&E and its utility subsidiaries are aware of other potential sites where MGP activities may have occurred at some time in the past. None of these sites is known to present a risk to the environment. Except for the Lawrenceburg site, neither CG&E nor its utility subsidiaries have undertaken responsibility for investigating other potential MGP sites.

Cinergy and CG&E

(c)  United Scrap Lead Site  The United States Environmental Protection Agency
(EPA) alleges that CG&E is a PRP under the CERCLA liable for cleanup of the United Scrap Lead site in Troy, Ohio. CG&E was one of approximately 200 companies so named. CG&E believes it is not a PRP and should not be responsible for cleanup of the site. Under the CERCLA, CG&E could be jointly and severally liable for costs incurred in cleaning up the site, estimated by the EPA to be $27 million, of which CG&E estimates its portion to be immaterial to its financial condition or results of operations.

Cinergy, CG&E, and PSI

(d) Enertech Associates, Inc. (Enertech) Litigation On October 25, 1995, a suit was filed in the Federal District Court for the Southern District of Ohio by three former employees of Enertech, formerly named Power International, Inc., a subsidiary of Investments, naming as defendants Enertech, Cinergy, Investments, CG&E, PSI, James E. Rogers, and William J. Grealis. (Mr. Rogers and/or Mr. Grealis are officers and/or directors of the foregoing companies.) The lawsuit, which stems from the termination of employment of the three former employees, alleges that they entered into employment contracts with Enertech based on the opportunity to participate in potential profits from future investments in energy projects in central and eastern Europe. The suit alleges causes of action based upon, among other theories, breach of contract related to the events surrounding the termination of their employment and fraud and misrepresentation related to the level of financial support for future projects. The suit alleges compensatory damages of $154 million based upon assumed future success of potential future investments and punitive damages of three times that amount. All defendants are vigorously defending against the charges based upon meritorious defenses. Cinergy, CG&E, and PSI are currently unable to predict the outcome of this litigation.

Cinergy and PSI

(e) Wabash Valley Power Association, Inc. (WVPA) In February 1989, PSI and WVPA entered into a settlement agreement to resolve all claims related to Marble Hill, a nuclear project canceled in 1984. Implementation of the settlement agreement was contingent upon a number of events, including the conclusion of WVPA's bankruptcy proceeding and certain regulatory approvals. In December 1996, following the resolution of issues associated with WVPA's bankruptcy proceeding, PSI, on behalf of itself and its officers, paid $80 million on behalf of WVPA to the Rural Utilities Service (RUS) and the National Rural Utilities Cooperative Finance Corporation (CFC). The $80 million obligation, net of insurance proceeds, other credits, and applicable income tax effects, was charged to income in 1988. On January 2, 1997, an order dismissing the WVPA litigation against PSI and its officers with prejudice was entered by the United States District Court for the Southern District of Indiana.

In accordance with the terms of the settlement agreement, PSI will enter into a take-or-pay power supply agreement for the sale of firm power to WVPA. The difference between revenues received from WVPA and costs of the power supplied under the power supply agreement (the Margin) will be paid annually to the RUS and CFC to satisfy a $90 million obligation. To the extent the Margin is insufficient to satisfy the obligation, the deficiency would be recognized as a loss by PSI. Implementation of the take-or-pay power supply agreement is subject to completion of negotiations with the RUS regarding the rate of interest and other payment terms and approval by the FERC of the power supply agreement.

Cinergy, CG&E, and ULH&P

(f) Potential Divestiture of Gas Operations Under the PUHCA, the divestiture of CG&E's gas operations may be required. In its order approving the merger, the SEC reserved judgment over Cinergy's ownership of the gas operations for a period of three years. In June 1995, the SEC endorsed recommendations for reform/repeal of the PUHCA, including allowing registered holding companies to own combination electric and gas utility companies, provided the affected states agree. It is expected that legislation addressing repeal of the PUHCA and industry restructuring will be introduced in Congress during 1997.

Regardless of the outcome of the proposals to reform/repeal the PUHCA, Cinergy believes it has a justifiable basis for retention of its gas operations and will continue its pursuit of SEC approval. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. (See
Note 15 for financial information by business segment.)

Cinergy

(g) Windfall Profits Levy As of December 31, 1996, a contingency involving Midlands, which existed as of the date of its acquisition by Avon Energy, remains unresolved. Certain members of the British Parliament are calling for a windfall profits levy against businesses which had previously been owned and operated by the government. The manner in which this levy would be calculated and paid, as well as which privatized companies would be included in such a levy remain unclear, although it is almost certain that companies such as Midlands would be included. Because of the uncertainty surrounding this issue, as of December 31, 1996, no liability for the levy has been recorded by either Midlands or Avon Energy.

General elections in Great Britain are required to be held no later than May 1997. If those individuals calling for the windfall profits levy gain control of government in the general elections, it is probable that Midlands and Avon Energy will have sufficient information to determine the form of the levy, quantify the amount, and determine the appropriate accounting treatment during the second quarter of 1997. Although the total amount to be raised by such a levy has not been quantified by those suggesting it, estimates of the amount made by members of the British press and financial community have ranged from 3 billion to 5 billion pounds sterling (approximately $5 billion to $9 billion). These same estimates have indicated Midlands' apportionment to be in the range of 60 million to 210 million pounds sterling (approximately $100 million to $350 million), depending on the manner in which the levy is calculated and which companies are included in the levy.

Cinergy, CG&E, and PSI

13.  Jointly Owned Plant

PSI is a joint owner of Gibson Unit 5 with WVPA and the Indiana Municipal Power Agency (IMPA). Additionally, PSI is a co-owner with WVPA and IMPA of certain transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems which are operated and maintained by PSI. CG&E, Columbus Southern Power Company, and The Dayton Power and Light Company have constructed electric generating units and related transmission facilities on varying common ownership bases. The Consolidated Statements of Income reflect PSI's and CG&E's portions of all operating costs associated with the commonly owned facilities.

PSI's and CG&E's investments in jointly owned plant are as follows:

                                                          1996
                                            Utility Plant   Accumulated    Construction
                                 Share       in Service     Depreciation  Work in Progress
                                                 (dollars in millions)
PSI
Production
  Gibson (Unit 5)                50.05%       $  206           $ 92            $ 1
Transmission and local
  facilities                     94.22         1 824            635             43

CG&E
Production
  Miami Fort Station
    (Units 7 and 8)              64              208            111              1
  W.C. Beckjord Station
    (Unit 6)                     37.5             41             24              -
  J.M. Stuart Station            39              269             11              4
  Conesville Station
    (Unit 4)                     40               72             35              2
  Zimmer                         46.5          1 215            204              2
  East Bend Station              69              331            157              1
  Killen Station                 33              186             81              -
Transmission                  Various             62             30              -


14.  Quarterly Financial Data (unaudited)

Cinergy

		Operating	Operating	 Net	Earnings
Quarter Ended	Revenues 	 Income  	Income   Per Share
		 (in millions, except per share amounts)

1996
March 31                 $  884        $169       $110     $ .70
June 30                     717         113         56(a)    .35(a)
September 30                766         150         98       .51(b)
December 31                 876         126         71(a)    .44(a)
  Total                  $3 243        $558       $335(a)  $2.00(a)(b)

1995
March 31                 $  808        $163       $102     $ .65
June 30                     666         120         60       .39
September 30                765         169        109       .69
December 31                 784         135         76       .49
  Total                  $3 023        $587       $347     $2.22

(a) In 1996, Cinergy recognized charges to earnings of approximately $55 million ($38 million, net of taxes or 24 cents per share) primarily for charges related to voluntary early retirement and severance programs and disallowances associated with the PUCO's December 1996 Order in CG&E's gas rate proceeding. Of these charges, approximately $11 million, net of taxes or 7 cents per share, was recognized in the second quarter, and approximately $27 million, net of taxes or 17 cents per share, was recognized in the fourth quarter. Of the total $55 million charge, $41 million is reflected in "Operating Expenses - Other operation" and $14 million is reflected in "Other Income and Expenses - Net."

(b) In the third quarter of 1996, Cinergy incurred costs of $18 million or 12 cents per share related to the reacquisition of 90% of CG&E's preferred stock through a tender offer. (See Note 3(b).)

CG&E

                              Operating       Operating           Net
Quarter Ended                 Revenues         Income           Income
                                            (in millions)

1996
March 31                       $  575           $120             $ 92
June 30                           437             69(a)            39(a)
September 30                      431             90               62
December 31                       533             73(a)            34(a)
  Total                        $1 976           $352             $227

1995
March 31                       $  525           $109             $ 77
June 30                           393             71               40
September 30                      435             98               69
December 31                       495             82               50
  Total                        $1 848           $360             $236

(a) In 1996, CG&E recognized charges to earnings of approximately $50 million ($35 million, net of taxes) primarily for charges related to voluntary early retirement and severance programs and disallowances associated with the PUCO's December 1996 Order in CG&E's gas rate proceeding. Of these charges, approximately $10 million, net of taxes, was recognized in the second quarter, and approximately $25 million, net of taxes, was recognized in the fourth quarter. Of the total $50 million charge, $36 million is reflected in "Operating Expenses - Other operation" and $14 million is reflected in "Other Income and Expenses - Net."


PSI

                              Operating       Operating          Net
Quarter Ended                 Revenues         Income           Income
                                            (in millions)

1996
March 31                       $  328           $ 50             $ 27
June 30                           290             44(a)            25(a)
September 30                      348             61               43
December 31                       366             51(a)            31(a)
  Total                        $1 332           $206             $126

1995
March 31                       $  299           $ 53             $ 33
June 30                           290             49               29
September 30                      343             70               50
December 31                       316             55               34
  Total                        $1 248           $227             $146

(a) In 1996, PSI recognized charges to earnings of approximately $5 million ($3 million, net of taxes) primarily for charges related to voluntary early retirement and severance programs. Of these charges, approximately $1 million, net of taxes, was recognized in the second quarter, and approximately $2 million, net of taxes, was recognized in the fourth quarter. The $5 million charge is reflected in "Operating Expenses - Other operation."

15.  Financial Information by Business Segment

Cinergy
                                                   Operating
                  Operating  Operating   Income   Provision for   Construction
Year Ended        Revenues    Income      Taxes   Depreciation    Expenditures
                                      (in millions)
1996
  Electric          $2 769     $520       $204        $260            $276
  Gas                  474       38         14          23              32
Total               $3 243     $558       $218        $283            $308

1995
  Electric          $2 612     $548       $209        $258            $286
  Gas                  411       39         12          22              36
Total               $3 023     $587       $221        $280            $322

1994
  Electric          $2 446     $416       $146        $274            $432
  Gas                  442       28          8          20              42
Total               $2 888     $444       $154        $294            $474

                                                        December 31
                                             1996          1995          1994_
                                                       (in millions)
Property, Plant, and Equipment - net
  Electric                                  $5 737        $5 718        $5 680
  Gas                                          553           532           519
                                             6 290         6 250         6 199
Other Corporate Assets                       2 559         1 970         1 951
    Total Assets                            $8 849        $8 220        $8 150

For a discussion of the potential divestiture of CG&E's, including ULH&P's, gas operations, see Note 12(f).

CG&E
                                                    Operating
                  Operating  Operating   Income   Provision for   Construction
Year Ended        Revenues    Income      Taxes   Depreciation    Expenditures
                                      (in millions)
1996
  Electric          $1 502     $314       $131        $138            $109
  Gas                  474       38         14          23              32
Total               $1 976     $352       $145        $161            $141

1995
  Electric          $1 437     $321       $124        $137            $101
  Gas                  411       39         12          22              36
Total               $1 848     $360       $136        $159            $137

1994
  Electric          $1 346     $263       $ 96        $137            $138
  Gas                  442       28          8          20              42
Total               $1 788     $291       $104        $157            $180

CG&E Continued

                                                       December 31
                                            1996          1995          1994_
                                                      (in millions)
Property, Plant, and Equipment - net
  Electric                                 $3 205        $3 244        $3 277
  Gas                                         553           532           519
                                            3 758         3 776         3 796
Other Corporate Assets                      1 209         1 421         1 386
    Total Assets                           $4 967        $5 197        $5 182

For a discussion of the potential divestiture of CG&E's, including ULH&P's, gas operations, see Note 12(f).

ULH&P

                                                   Operating
                Operating  Operating  Income     Provision for   Construction
Year Ended      Revenues    Income     Taxes     Depreciation    Expenditures
                                   (in thousands)
1996
  Electric      $190 900    $12 558    $5 644       $ 6 935        $ 9 571
  Gas             76 868      8 476     4 190         4 974          9 073
    Total       $267 768    $21 034    $9 834       $11 909        $18 644


1995
  Electric      $187 180    $11 425    $4 500       $ 6 679        $10 909
  Gas             70 288      8 405     3 387         4 759          8 063
    Total       $257 468    $19 830    $7 887       $11 438        $18 972

1994
  Electric      $177 564    $ 9 736    $3 007       $ 6 213        $12 127
  Gas             71 971      6 654     2 335         4 431          8 277
    Total       $249 535    $16 390    $5 342       $10 644        $20 404

                                                      December 31
                                           1996          1995           1994
                                                    (in thousands)
Property, Plant, and Equipment - net
  Electric                               $142 490      $138 482      $134 508
  Gas                                     106 791       104 749       102 340
                                          249 281       243 231       236 848
Other Corporate Assets                     41 202        56 566        50 280
    Total Assets                         $290 483      $299 797      $287 128

For a discussion of the potential divestiture of ULH&P's gas operations, see
Note 12(f).

16.  Subsequent Events (unaudited)

(a) Money Pool In March 1997, Cinergy's utility subsidiaries, including CG&E, PSI, and ULH&P and other Cinergy system companies, which participate in the money pooling arrangement, filed an application with the SEC under the PUHCA requesting reauthorization of the money pool through December 31, 2002. (See
Note 5.)

(b) Forward Exchange Hedging Activity In February 1997, Cinergy entered into a five year currency swap for the purpose of hedging its pound sterling denominated investment in Midlands. This transaction closed out the forward exchange contract in existence at December 31, 1996. (See Note 8(a)(i).)

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Cinergy, CG&E, PSI, and ULH&P

None.

                                    PART III

        ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANTS

Board of Directors

Cinergy

Reference is made to Cinergy Corp.'s, a Delaware corporation (Cinergy or Company) 1997 Proxy Statement with respect to identification of directors and their current principal occupations.

CG&E

The directors of The Cincinnati Gas & Electric Company (CG&E) at February 28, 1997, included:

Jackson H. Randolph Mr. Randolph, age 66, is Chairman of CG&E. He has served as a director of CG&E since 1983, and his current term as director expires April 16, 1997.

James E. Rogers Mr. Rogers, age 49, is Vice Chairman and Chief Executive Officer of CG&E. He has served as a director of CG&E since October 24, 1994, and his current term as director expires April 16, 1997.

William J. Grealis Mr. Grealis, age 51, is President of CG&E. He has served as a director of CG&E since September 1, 1995, and his current term expires April 16, 1997.

PSI

Reference is made to PSI Energy, Inc.'s (PSI) 1997 Information Statement with respect to identification of directors and their current principal occupations.

ULH&P

Omitted pursuant to Instruction I(2)(c).

Executive Officers

Cinergy, CG&E, and PSI

The information included in Part I of this report on pages 17 through 19 under the caption "Executive Officers of the Registrants" is referenced in reliance upon General Instruction G to Form 10-K and Instruction 3 to Item 401(b) of Regulation S-K.

ULH&P

Omitted pursuant to Instruction I(2)(c).

ITEM 11.  EXECUTIVE COMPENSATION

Cinergy

Reference is made to Cinergy's 1997 Proxy Statement with respect to executive compensation.

CG&E

Reference is made to Cinergy's 1997 Proxy Statement with respect to executive compensation, except as to information pertaining to the compensation of directors and to the performance graph, which information is set forth below.

Compensation of Directors

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

Under Cinergy's Retirement Plan for Directors, non-employee directors with five or more years of service will receive annual retirement compensation in an amount equal to the annual Cinergy board retainer fee in effect at the time of termination of service as a director, plus the product of the fee paid for attendance at a Cinergy board meeting multiplied by five. Retirement compensation is paid for as many years as the director served on the Cinergy board. This plan covers non-employee directors serving on the boards of directors of Cinergy, Services, CG&E, or PSI. Prior service by non-employee directors of CG&E, PSI, or Resources is credited under this plan.

Performance Graph

The following line graph compares the cumulative total shareholder return of the common stock of CG&E with the cumulative total returns during the same time period of the Standard & Poor's (S&P) Electric Utilities Index and the S&P 500 Stock Index. The graph tracks performance from January 1, 1992, through October 24, 1994, the final trading date of CG&E's common stock. The graph assumes a $100 investment on January 1, 1992, and reinvestment of all dividends.

[Omitted is a line graph illustrating the following data.]


                               1/1/92    1/1/93    1/1/94    10/24/94

CG&E Common Stock             $100.00   $ 99.50   $117.20     $103.10

S&P Electric Utilities Index  $100.00   $105.90   $119.20     $ 98.40

S&P 500 Stock Index           $100.00   $107.60   $118.40     $119.50

PSI

Reference is made to PSI's 1997 Information Statement with respect to executive compensation.

ULH&P

Omitted pursuant to Instruction I(2)(c).

             ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                             OWNERS AND MANAGEMENT

Cinergy

Reference is made to Cinergy's 1997 Proxy Statement with respect to security ownership of certain beneficial owners and management.

CG&E

Cinergy owns all the outstanding shares of common stock of CG&E.  Pursuant to
Section 13(d) of the Securities Exchange Act of 1934, a beneficial owner of a security is any person who directly or indirectly has or shares voting or investment power over such security. No person or group is known by management of CG&E to be the beneficial owner of more than 5% of CG&E's class of cumulative preferred stock as of December 31, 1996.

CG&E's directors and executive officers did not beneficially own any shares of any series of the class of CG&E's cumulative preferred stock as of December 31, 1996. The beneficial ownership of Cinergy's common stock held by each director and named executive officer as of December 31, 1996 is set forth in the following table.

                                                    Amount and Nature
               Name of Beneficial Owner(1)       of Beneficial Ownership (2)

               William J. Grealis                    22,710  shares
               J. Wayne Leonard                      96,651  shares
               Jackson H. Randolph                  129,893  shares
               James E. Rogers                      218,171  shares
               Larry E. Thomas                       88,441  shares

               All directors and executive          736,563  shares (2)
               officers as a group           (representing 0.47% of the class)

(1) No individual listed beneficially owned more than 0.14% of the outstanding shares of Cinergy common stock.
(2) Includes shares which there is a right to acquire within 60 days pursuant to the exercise of stock options in the following amounts: Mr. Grealis - 15,887; Mr. Leonard - 77,611; Mr. Randolph - 50,000; Mr. Rogers - 95,629; Mr. Thomas - 54,104; and all directors and executive officers as a group - 414,861.
PSI

Reference is made to PSI's 1997 Information Statement with respect to security ownership of certain beneficial owners and management.

ULH&P

Omitted pursuant to Instruction I(2)(c).

          ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Cinergy, CG&E, and PSI

None.

ULH&P

Omitted pursuant to Instruction I(2)(c).

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Financial Statements and Schedules.

Cinergy, CG&E, PSI, and ULH&P

Refer to the page captioned "Index to Financial Statements and Financial Statement Schedules", pages 48 and 49 of this report, for an index of the financial statements and financial statement schedules included in this report.

(b)  Reports on Form 8-K.

Cinergy, CG&E, PSI, and ULH&P

None

Copies of the documents listed below which are identified with an asterisk (*) have heretofore been filed with the SEC and are incorporated herein by reference and made a part hereof. Exhibits identified with a pound sign (#) are being filed herewith by the registrant identified in the exhibit discussion below and are incorporated herein by reference with respect to any other designated registrant. Exhibits not so identified are filed herewith

  Exhibit
Designation                     Nature of Exhibit_______________

Cinergy

   3-a          *Certificate of Incorporation of Cinergy Corp.,
a Delaware corporation (Cinergy or Company).
(Exhibit to Cinergy's 1993 Form 10-K in File No.
1-11377.)

   3-b          *By-laws of Cinergy as amended January 25, 1996.
 (Exhibit to Cinergy's Form U-1 Declaration filed
February 23, 1996, in File No. 70-8807.)

  Exhibit
Designation                     Nature of Exhibit_______________

CG&E

   3-c          *Amended Articles of Incorporation of The
Cincinnati Gas & Electric Company (CG&E) effective
October 23, 1996.  (Exhibit to CG&E's September
30, 1996, Form 10-Q in File No. 1-1232.)

   3-d          *Regulations of CG&E as amended, adopted April
25, 1996.  (Exhibit to CG&E's March 31, 1996, Form
10-Q in File No. 1-1232.)

PSI

   3-e          *Amended Articles of Consolidation of PSI
Energy, Inc. (PSI), as amended to April 20, 1995.
 (Exhibit to PSI's June 30, 1995, Form 10-Q in
File No. 1-3543.)

   3-f          *By-laws of PSI, as amended October 22, 1996.
(Exhibit to PSI's September 30, 1996, Form 10-Q in
File No. 1-3543.)

ULH&P

   3-g          *Restated Articles of Incorporation made
effective May 7, 1976.  (Exhibit to The Union
Light, Heat and Power Company's (ULH&P) Form 8-K,
May 1976.)

   3-h          *By-laws of ULH&P as amended, adopted May 8,
1996.  (Exhibit to ULH&P's March 31, 1996,
1997.  Form 10-Q in File No. 2-7793.)

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


  Exhibit
Designation                     Nature of Exhibit_______________

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

  Exhibit
Designation                     Nature of Exhibit_______________

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

   4-t          *Loan Agreement between PSI and the City of
Princeton, Indiana dated as of November 7, 1996.
(Exhibit to PSI's September 30, 1996, Form 10-Q in
File No. 1-3543.)

   4-u          #Loan Agreement between PSI and the City of
Princeton, Indiana dated as of February 1, 1997.
(Exhibit to Cinergy's 1996 Form 10-K in File No.
1-11377.)

   4-v          #Indenture dated November 15, 1996, between PSI
and The Fifth Third Bank, as Trustee. (Exhibit to
Cinergy's 1996 Form 10-K in File No. 1-11377.)


   4-w          #First Supplemental Indenture (6.35% due 2006)
dated November 15, 1996, between PSI and The Fifth
Third Bank, as Trustee. (Exhibit to Cinergy's 1996
Form 10-K in File No. 1-11377.)


   4-x          #Second Supplemental Indenture (6.25% due 2005)
dated December 15, 1996, between PSI and The Fifth
Third Bank, as Trustee. (Exhibit to Cinergy's 1996
Form 10-K in File No. 1-11377.)


Exhibit
Designation                     Nature of Exhibit_______________

   4-y       *Original Indenture (First Mortgage Bonds) between
CG&E and The Bank of New York (as Trustee) dated as of August 1, 1936. (Exhibit to CG&E's
Registration Statement No. 2-2374.)

   4-z       *Tenth Supplemental Indenture between CG&E and The
Bank of New York dated as of July 1, 1967.
(Exhibit to CG&E's Registration Statement No. 2-
26549.)

   4-aa      *Eleventh Supplemental Indenture between CG&E and
The Bank of New York dated as of May 1, 1969.
(Exhibit to CG&E's Registration Statement No. 2-
32063.)

   4-bb         *Thirteenth Supplemental Indenture between CG&E
and The Bank of New York dated as of November 1,
1971.  (Exhibit to CG&E's Registration Statement
No. 2-41974.)

   4-cc         *Fourteenth Supplemental Indenture between CG&E
and The Bank of New York dated as of November 2,
1972.  (Exhibit to CG&E's Registration Statement
No. 2-60961.)

   4-dd         *Fifteenth Supplemental Indenture between CG&E
and The Bank of New York dated as of August 1,
1973.  (Exhibit to CG&E's Registration Statement
No. 2-60961.)

   4-ee         *Thirty-second Supplemental Indenture between
CG&E and The Bank of New York dated as of December
15, 1991.  (Exhibit to CG&E's Registration
Statement No. 33-45115.)

   4-ff         *Thirty-third Supplemental Indenture between
CG&E and The Bank of New York dated as of September 1, 1992. (Exhibit to CG&E's
Registration Statement No. 33-53578.)

   4-gg         *Thirty-fourth Supplemental Indenture between
CG&E and The Bank of New York dated as of October
1, 1993.  (Exhibit to CG&E's September 30, 1993,
Form 10-Q in File No. 1-1232.)


  Exhibit
Designation                     Nature of Exhibit_______________

   4-hh         *Thirty-fifth Supplemental Indenture between
CG&E and The Bank of New York dated as of January
1, 1994.  (Exhibit to CG&E's Registration
Statement No. 33-52335.)

   4-ii         *Thirty-sixth Supplemental Indenture between
CG&E and The Bank of New York dated as of February
15, 1994.  (Exhibit to CG&E's Registration
Statement No. 33-52335.)

   4-jj         #Thirty-seventy Supplemental Indenture between
CG&E and The Bank of New York dated as of October
4, 1996.  (Exhibit to Cinergy's 1996 Form 10-K in
File No. 1-11377.)

   4-kk         *Loan Agreement between CG&E and County of
Boone, Kentucky dated as of February 1, 1985.
(Exhibit to CG&E's 1984 Form 10-K in File No. 1-
1232.)


   4-ll         *Loan Agreement between CG&E and State of Ohio
Air Quality Development Authority dated as of
December 1, 1985.  (Exhibit to CG&E's 1985 Form
10-K in File No. 1-1232.)

   4-mm         *Loan Agreement between CG&E and State of Ohio
Air Quality Development Authority dated as of
December 1, 1985.  (Exhibit to CG&E's 1985 Form
10-K in File No. 1-1232.)

   4-nn         *Repayment Agreement between CG&E and The Dayton
Power and Light Company dated as of December 23,
1992.  (Exhibit to CG&E's 1992 Form 10-K in File
No. 1-1232.)

   4-oo         *Loan Agreement between CG&E and State of Ohio
Water Development Authority dated as of January 1,
1994.  (Exhibit to CG&E's 1993 Form 10-K in File
No. 1-1232.)

   4-pp         *Loan Agreement between CG&E and State of Ohio
Air Quality Development Authority dated as of
January 1, 1994.  (Exhibit to CG&E's 1993 Form 10-
K in File No. 1-1232.)

   4-qq         *Loan Agreement between CG&E and County of
Boone, Kentucky dated as of January 1, 1994.
(Exhibit to CG&E's 1993 Form 10-K in File No. 1-
1232.)

  Exhibit
Designation                     Nature of Exhibit_______________

   4-rr         *Original Indenture (Unsecured Debt Securities)
between CG&E and The Fifth Third Bank dated as of May 15, 1995. (Exhibit to CG&E's Form 8-A dated
July 24, 1995, in File No. 1-1232.)

   4-ss         *First Supplemental Indenture between CG&E and
The Fifth Third Bank dated as of June 1, 1995.
(Exhibit to CG&E's June 30, 1995, Form 10-Q in
File No. 1-1232.)

   4-tt         *Second Supplemental Indenture between CG&E and
The Fifth Third Bank dated as of June 30, 1995.
(Exhibit to CG&E's Form 8-A dated July 24, 1995, in File No. 1-1232.)

   4-uu         *Loan Agreement between CG&E and the State of
Ohio Air Quality Development Authority dated as of
September 13, 1995.  (Exhibit to CG&E's September
30, 1995, Form 10-Q in File No. 1-1232.)

   4-vv         *Loan Agreement between CG&E and the State of
                 Ohio Air Quality Development Authority dated as of September 13, 1995. (Exhibit to CG&E's September 30, 1995, Form 10-Q in File No. 1-1232.)

Cinergy, CG&E, and ULH&P

   4-ww         *Original Indenture (First Mortgage Bonds)
between ULH&P and The Bank of New York dated as of February 1, 1949. (Exhibit to ULH&P's
Registration Statement No. 2-7793.)

   4-xx         *Fifth Supplemental Indenture between ULH&P and
The Bank of New York dated as of January 1, 1967.
 (Exhibit to CG&E's Registration Statement No. 2-
60961.)

   4-yy         *Seventh Supplemental Indenture between ULH&P
xand The Bank of New York dated as of October 1,
1973.  (Exhibit to CG&E's Registration Statement
No. 2-60961.)

   4-zz         *Eighth Supplemental Indenture between ULH&P and
The Bank of New York dated as of December 1, 1978.
 (Exhibit to CG&E's Registration Statement No. 2-
63591.)


  Exhibit
Designation                     Nature of Exhibit_______________

   4-aaa        *Thirteenth Supplemental Indenture between ULH&P
and The Bank of New York dated as of August 1,
1992.  (Exhibit to ULH&P's 1992 Form 10-K in File
No. 2-7793.)

   4-bbb        *Original Indenture (Unsecured Debt
Securities) between ULH&P and the Fifth Third
Bank dated as of July 1, 1995.  (Exhibit to
ULH&P's June 30, 1995, Form 10-Q in File No. 2-
7793)

   4-ccc        *First Supplemental Indenture between ULH&P
and The Fifth Third Bank dated as of July 15,
(Exhibit to ULH&P's June 30, 1995, Form 10-Q in File No. 2-7793.)

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

   10-c         *+First Amendment to Amended and Restated
Employment Agreement dated December 12, 1995, retroactively effective to October 24, 1994, amended and restated July 2, 1993, among Cinergy, Cinergy Services, Inc. (Services), CG&E, PSI, and
James E. Rogers. (Exhibit to Cinergy's, 1995 Form
10-K in File No. 1-11377.)

   10-d         *+Employment Agreement dated January 1, 1995,
among Cinergy, CG&E, Services, Investments, PSI, and William J. Grealis. (Exhibit to Cinergy's 1994
Form 10-K in File No. 1-11377.)

   10-e        *+Employment Agreement dated October 24, 1994,
among Cinergy, Services, CG&E, PSI, and Larry E.
Thomas. (Exhibit to Cinergy's 1995 Form 10-K in
File No. 1-11377.)
  Exhibit
Designation                     Nature of Exhibit_______________

   10-f        *+First Amendment to Employment Agreement dated
October 24, 1994, among Cinergy, Services, CG&E,
PSI, and Larry E. Thomas. (Exhibit to Cinergy's
1995 Form 10-K in File No. 1-11377.)

   10-g        *+Employment Agreement dated October 24, 1994,
among Cinergy, Services, CG&E, PSI, and J. Wayne
Leonard.  (Exhibit to Cinergy's 1995 Form 10-K in
File No. 1-11377.)

   10-h        *+First Amendment to Employment Agreement dated
October 24, 1994, among Cinergy, Services, CG&E,
PSI, and J. Wayne Leonard. (Exhibit to Cinergy's
1995 Form 10-K in File No. 1-11377.)

   10-I        *+Employment Agreement dated October 24, 1994,
among Cinergy, Services, CG&E, PSI, and Cheryl M.
Foley. (Exhibit to Cinergy's, 1995 Form 10-K in
File No. 1-11377.)

   10-j        *+First Amendment to Employment Agreement dated
October 24, 1994, among Cinergy, Services, CG&E,
PSI, and Cheryl M. Foley. (Exhibit to Cinergy's
1995 Form 10-K in File No. 1-11377.)

   10-k        #+Employment Agreement dated June 1, 1996, among
Cinergy, Services, CG&E, PSI, and Elizabeth K.
Lanier.  (Exhibit to Cinergy's 1996 Form 10-K in
File No. 1-11377.)

Cinergy and PSI

   10-l        #PSI Union Employees' 401(k) Savings Plan,
amended and restated December 17, 1996, with various effective dates. (Exhibit to Cinergy's
1996 Form 10-K in File No. 1-11377.)

   10-m         #PSI Employees' 401(k) Savings Plan, amended and
restated December 17, 1996, with various effective dates. (Exhibit to Cinergy's 1996 Form 10-K in
File No. 1-11377.)

   10-n         *+First Amendment to the PSI Union Employees'
401(k) Savings Plan, dated December 31, 1995.
(Exhibit to Cinergy's 1995 Form 10-K in File No.
1-11377.)


  Exhibit
Designation                     Nature of Exhibit_______________

   10-o         *+First Amendment to the PSI Employees' 401(k)
Savings Plan, dated December 31, 1995. (Exhibit to
Cinergy's 1995 Form 10-K in File No. 1-11377.)

   10-p         *+Employment Agreement dated October 4, 1993,
among Cinergy, PSI, and John M. Mutz. (Exhibit to
PSI Resources, Inc.'s September 30, 1993, Form 10-
Q, File No. 1-9941.)

   10-q          +First Amendment to Employment Agreement dated
August 30, 1996, among Cinergy, PSI, and John M.
Mutz.

   10-r         *+Deferred Compensation Agreement, effective as
of January 1, 1992, between Cinergy and James E.
Rogers, Jr.  (Exhibit to PSI's Form 10-K/A in File
No. 1-3543, Amendment No. 1, dated April 29,
1993.)

   10-s         *+Split Dollar Life Insurance Agreement,
effective as of January 1, 1992, between Cinergy and James E. Rogers, Jr. (Exhibit to PSI's Form
10-K/A in File No. 1-3543, Amendment No. 1, dated
April 29, 1993.)

   10-t         *+First Amendment to Split Dollar Life Insurance
Agreement between Cinergy and James E. Rogers,
Jr. dated December 11, 1992.  (Exhibit to PSI's
Form 10-K/A in File No. 1-3543, Amendment No. 1, dated April 29, 1993.)

   10-u         *+PSI Supplemental Retirement Plan amended and
restated December 16, 1992, retroactively effective January 1, 1989. (Exhibit to PSI's 1992
Form 10-K in File No. 1-3543.)

   10-v         *+PSI Excess Benefit Plan, formerly named the
Supplemental Pension Plan, amended and restated
December 16, 1992, retroactively effective January
1, 1989.  (Exhibit to PSI's 1992 Form 10-K in File
No. 1-3543.)

Cinergy and CG&E

   10-w         #CG&E Deferred Compensation and Investment Plan,
as amended, retroactively effective January 1, 1995. (Exhibit to Cinergy's 1996 Form 10-K in
File No. 1-11377.)


  Exhibit
Designation                     Nature of Exhibit_______________

   10-x         #CG&E Savings Incentive Plan, amended,
retroactively effective January 1, 1995. (Exhibit to Cinergy's 1996 Form 10-K in File No. 1-11377.)

   10-y         *+Deferred Compensation Agreement between
Jackson H. Randolph and Cinergy dated January 1,
1992.  (Exhibit to CG&E's 1992 Form 10-K in File
No. 1-1232.)

   10-z         *+Supplemental Executive Retirement Income Plan
between CG&E and certain executive officers.
(Exhibit to CG&E's 1988 Form 10-K in File No. 1-
1232.)

   10-aa        *+Amendment to Supplemental Executive Retirement
Income Plan between CG&E and certain executive officers. (Exhibit to CG&E's 1992 Form 10-K in
File No 1-1232.)

   10-bb        *+Amended and Restated Supplemental Retirement
Income Plan between CG&E and Jackson H. Randolph.
(Exhibit to Cinergy's, 1995 Form 10-K in File No.
1-11377.)

   10-cc        *+Amendment to Executive Severance Agreement
between CG&E and certain executive officers.
(Exhibit to CG&E's 1992 Form 10-K in File No. 1-
1232.)

   10-dd        *+Executive Severance Agreement between CG&E and
certain executive officers.  (Exhibit to CG&E's
1989 Form 10-K in File No. 1-1232.)

Cinergy

   10-ee        *+Cinergy Stock Option Plan, amended October 22,
1996, effective November 1, 1996.  (Exhibit to
Cinergy's September 30, 1996, Form 10-Q in File
No. 1-11377.)

   10-ff        *+Cinergy Performance Shares Plan, amended
October 22, 1996, effective November 1, 1996.
(Exhibit to Cinergy's September 30, 1996, Form 10-
Q in File No. 1-11377.)

   10-gg         +Cinergy Annual Incentive Plan, amended January
25, 1996, effective January 1, 1996.


  Exhibit
Designation                     Nature of Exhibit_______________

   10-hh        *Cinergy Employee Stock Purchase and Savings
Plan, adopted October 18, 1994, effective October
24, 1994.  (Exhibit to Cinergy's Form S-8, filed
October 19, 1994.)

   10-ii        *Amendment to Cinergy's Employee Stock Purchase
and Savings Plan, adopted April 26, 1996.
(Exhibit to Cinergy's June 30, 1996 Form 10-Q in
File No. 1-11377.)

   10-jj        *Amendment to Cinergy's Employee Stock Purchase
and Savings Plan, adopted October 22, 1996.
(Exhibit to Cinergy's September 30, 1996, Form 10-
Q in File No. 1-11377.)

   10-kk        *+Cinergy Directors' Deferred Compensation Plan,
adopted October 18, 1994, effective October 24,
1994.  (Exhibit to Cinergy's Form S-8, filed
October 19, 1994.)

   10-ll        *+Amendment to Cinergy's Directors' Deferred
                Compensation Plan, adopted October 22, 1996.
                (Exhibit to Cinergy's September 30, 1996, Form
                10-Q in File No. 1-11377.)

   10-mm        *+Cinergy Retirement Plan for Directors, adopted
October 18, 1994, effective October 24, 1994.
(Exhibit to Cinergy's 1994 Form 10-K in File No.
1-11377.)

   10-nn        *+Cinergy Executive Supplemental Life Insurance
Program adopted October 18, 1994, effective
October 24, 1994, consisting of Defined Benefit
Deferred Compensation Agreement, Executive
Supplemental Life Insurance Program Split Dollar
Agreement I, and Executive Supplemental Life
Insurance Program Split Dollar Agreement II.
(Exhibit to Cinergy's 1994 Form 10-K in File No.
1-11377.)

   10-oo        *+Split Dollar Insurance Agreement, effective as
of May 1, 1993, between Cinergy and Jackson H.
Randolph.  (Exhibit to Cinergy's 1994 Form 10-K in
File No. 1-11377.)

   10-pp        *+Cinergy's 1996 Long-Term Incentive
Compensation Plan, adopted April 26, 1996.
(Exhibit to Cinergy's Schedule 14A Definitive
Proxy Statement filed March 13, 1996, in File No.
1-11377.)

  Exhibit
Designation                     Nature of Exhibit_______________

   10-qq        *+Amendment to Cinergy's 1996 Long-Term
Incentive Compensation Plan, adopted October 22,
1996, (Exhibit to Cinergy's September 30, 1996,
Form 10-Q in File No. 1-11377.)

   10-rr         +Cinergy's 401(k)Excess Plan, adopted
                  December 17, 1996.

   10-ss         +Cinergy's Nonqualified Deferred Incentive
                  Compensation Plan, adopted December 17,
                  1996.

Cinergy

   21            Subsidiaries of Cinergy

Cinergy, CG&E, PSI, and ULH&P

   23            Consent of Independent Public Accountants.

   24            Power of Attorney.

   27            Financial Data Schedules (included in
electronic submission only).

+ Management contract, compensation plan or arrangement required to be filed as an exhibit pursuant to Item 14(c) of Form 10-K.






CINERGY CORP.
                                              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                                FOR THE THREE YEARS ENDED DECEMBER 31, 1996

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
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1996                                      $94 409       $22 341      $ 9 503       $115 635      $  -       $10 618

    1995                                      $90 547       $33 921      $(8 489)      $ 21 570      $  -       $94 409 1/

    1994                                      $93 735       $31 145      $15 010       $ 49 343      $  -       $90 547 2/











  1/  Includes $84,049 for the WVPA Marble Hill receivable.  See Note 12(e) of the "Notes to Financial Statements" in
      "Item 8.  Financial Statements and Supplementary Data."
  2/  Includes $80,832 for the WVPA Marble Hill receivable.  See Note 12(e) of the "Notes to Financial Statements" in
      "Item 8.  Financial Statements and Supplementary Data."

                                              THE CINCINNATI GAS AND ELECTRIC COMPANY
                                          SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                            FOR THE THREE YEARS ENDED DECEMBER 31, 1996

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
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1996                                      $9 615        $17 297      $ 6 669        $24 403      $  -        $9 178

    1995                                      $8 999        $27 623      $(8 496)       $18 511      $  -        $9 615

    1994                                      $14 906       $25 598      $15 010        $46 515      $  -        $8 999

PSI ENERGY, INC.
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
	FOR THE THREE YEARS ENDED DECEMBER 31, 1996

                 Col. A                       Col. B             Col. C                      Col. D              Col. E
                                                               Additions      _            Deductions _ _
                                                                                    For Purposes
                                            Balance at                  Charged       For Which               Balance at
                                            Beginning     Charged to    to Other    Reserves Were              Close of
              Description                   of Period       Income      Accounts      Created        Other      Period _
                                                                           (in thousands)
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1996                                     $84 517         $5 041      $2 834        $91 123      $  -       $ 1 269

    1995                                     $81 272         $6 100      $    7        $ 2 862      $  -       $84 517 1/

    1994                                     $78 567         $5 495      $  -          $ 2 790      $  -       $81 272 2/












  1/  Includes $84,049 for the WVPA Marble Hill receivable.  See Note 12(e) of the "Notes to Financial Statements" in "Item
8.  Financial Statements and Supplementary Data."
  2/  Includes $80,832 for the WVPA Marble Hill receivable.  See Note 12(e) of the "Notes to Financial Statements" in "Item
8.  Financial Statements and Supplementary Data."

	THE UNION LIGHT, HEAT AND POWER COMPANY
	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
	FOR THE YEAR ENDED DECEMBER 31, 1996

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
Accumulated Provisions Deducted from
 Applicable Assets

  Allowance for Doubtful Accounts

    1996                                      $1 035        $1 862       $1 577         $3 450       $  -        $1 024

    1995                                      $  457        $3 010       $  -           $2 432       $  -        $1 035

    1994                                      $1 609        $2 502       $   11         $3 665       $  -        $  457



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

                                                  CINERGY CORP.
                                     THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 PSI ENERGY, INC.
                                    THE UNION LIGHT, HEAT AND POWER COMPANY
                                                  Registrants

Dated:  March 27, 1997

                                    By          James E. Rogers
                                                 Vice Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrants and in the capacities and on the dates indicated.

       Signature                       Title                     Date
Cinergy, CG&E, PSI, and ULH&P
  Jackson H. Randolph          Chairman

Cinergy
  Neil A. Armstrong            Director
  Phillip R. Cox               Director
  Kenneth M. Duberstein        Director
  George C. Juilfs             Director
  Melvin Perelman              Director
  Thomas E. Petry              Director
  John J. Schiff, Jr.          Director
  Philip R. Sharp              Director
  Dudley S. Taft               Director
  Oliver W. Waddell            Director

Cinergy and PSI
  James K. Baker               Director
  Michael G. Browning          Director
  John A. Hillenbrand II       Director
  Van P. Smith                 Director

CG&E and ULH&P
  William J. Grealis           President and Director

PSI
  John M. Mutz                 President and Director

ULH&P
  Cheryl M. Foley              Vice President, General Counsel,
                                   Secretary, and Director
  Larry E. Thomas              Group Vice President and Director


Cinergy, CG&E, PSI, and ULH&P


   James E. Rogers               Vice Chairman, Chief        March 27, 1997
  Attorney-in-fact for all     Executive Officer, and Director
   the foregoing persons            President of Cinergy
                                (Principal Executive Officer)


  J. Wayne Leonard            Group Vice President and       March 27, 1997
                                  Chief Financial Officer
                                     Director of ULH&P
                               (Principal Financial Officer)


 Charles J. Winger                   Comptroller             March 27, 1997
                              (Principal Accounting Officer)