Form 10-Q
period 1999-03-31
CINCINNATI GAS & ELECTRIC CO
filed 1999-05-13
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(MarkOne)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

     Commission        Registrant, State of Incorporation,     I.R.S. Employer
     File Number          Address, and Telephone Number       Identification No.

       1-11377                     CINERGY CORP.                  31-1385023
                             (A Delaware Corporation)
                              139 East Fourth Street
                              Cincinnati, Ohio 45202
                                  (513) 421-9500

       1-1232          THE CINCINNATI GAS & ELECTRIC COMPANY      31-0240030
                              (An Ohio Corporation)
                             139 East Fourth Street
                             Cincinnati, Ohio 45202
                                (513) 421-9500

       1-3543                   PSI ENERGY, INC.                  35-0594457
                            (An Indiana Corporation)
                             1000 East Main Street
                           Plainfield, Indiana 46168
                                (317) 839-9611

       2-7793       THE UNION LIGHT, HEAT AND POWER COMPANY       31-0473080
                           (A Kentucky Corporation)
                            139 East Fourth Street
                            Cincinnati, Ohio 45202
                                (513) 421-9500

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

As of April 30, 1999, shares of Common Stock outstanding for each registrant were as listed:

                              Company                                 Shares
----------------------------------------------------------------   ------------
Cinergy Corp., par value $.01 per share                             158,870,194
The Cincinnati Gas & Electric Company, par value $8.50 per share     89,663,086
PSI Energy, Inc., without par value, stated value $.01 per share     53,913,701
  The Union Light, Heat and Power Company, par value $15.00 per share 585,333

                                TABLE OF CONTENTS


 Item                                                               Page
Number                                                             Number

       Glossary of Terms . . . . . . . . . . . . . . . . . . .        3

                         PART I.  FINANCIAL INFORMATION

  1    Financial Statements
       Cinergy Corp.
         Consolidated Balance Sheets . . . . . . . . . . . . .        6
         Consolidated Statements of Income . . . . . . . . . .        8
         Consolidated Statements of Changes in Common
           Stock Equity. . . . . . . . . . . . . . . . . . . .        9
         Consolidated Statements of Cash Flows . . . . . . . .       10
         Results of Operations . . . . . . . . . . . . . . . .       11
       The Cincinnati Gas & Electric Company
         Consolidated Balance Sheets . . . . . . . . . . . . .       15
         Consolidated Statements of Income and Comprehensive
           Income. . . . . . . . . . . . . . . . . . . . . . .       17
         Consolidated Statements of Cash Flows . . . . . . . .       18
         Results of Operations . . . . . . . . . . . . . . . .       19
       PSI Energy, Inc.
          Consolidated Balance Sheets. . .  . . . . . . . . .        23
          Consolidated Statements of Income and
            Comprehensive Income . . . . . . . . . . . . . . .       25
          Consolidated Statements of Cash Flows. . . . . . . .       26
         Results of Operations . . . . . . . . . . . . . . . .       27
       The Union Light, Heat and Power Company
         Balance Sheets. . . . . . . . . . . . . . . . . . . .       31
         Statements of Income. . . . . . . . . . . . . . . . .       33
         Statements of Cash Flows. . . . . . . . . . . . . . .       34
         Results of Operations . . . . . . . . . . . . . . . .       35
       Notes to Financial Statements . . . . . . . . . . . . .       37
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .       45
  3    Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . .       51

                           PART II. OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .       52
  4    Submission of Matters to a Vote of Security Holders . .       52
  5    Other Information . . . . . . . . . . . . . . . . . . .       53
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .       53
       Signatures. . . . . . . . . . . . . . . . . . . . . . .       56

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION

1998 Form         Combined 1998 Annual Report on Form 10-K filed separately by
  10-K              Cinergy, CG&E, PSI, and ULH&P

Avon Energy       Avon Energy Partners Holdings, an Unlimited Liability
                    Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company

CAAA              Clean Air Act Amendments of 1990

CC&T              Cinergy Capital and Trading, Inc. (a subsidiary of
                    Investments)

CERCLA            Comprehensive Environmental Response, Compensation and
                    Liability Act

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

CIBU              Cinergy Investments Business Unit

Cinergy or        Cinergy Corp.
  Company

Committed Lines   A line of credit providing short-term loans on a
                    committed basis

Destec            Destec Energy, Inc.

DOE               United States Department of Energy

Dynegy            Dynegy Inc.

ECBU              Energy Commodities Business Unit

EDBU              Energy Delivery Business Unit

EPA               United States Environmental Protection Agency

EPS               Earnings per share

FASB              Financial Accounting Standards Board

Gibson            PSI's Gibson Generating Station (steam electric generating plant)

IBU               International Business Unit

ICR               Information Collection Request

IDEM              Indiana Department of Environmental Management

IGC               Indiana Gas Company, Inc., formerly Indiana Gas and Water
                    Company, Inc.

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

IT                Information Technology

    TERM                                   DEFINITION

IURC              Indiana Utility Regulatory Commission

kwh               Kilowatt-hour

mcf               Thousand cubic feet

MGP               Manufactured gas plant

Midlands          Midlands Electricity plc, a United Kingdom regional electric company (a wholly-owned subsidiary of Avon Energy)

MW                Megawatts

N/A               Not applicable

NERC              North American Electric Reliability Council

NIPSCO            Northern Indiana Public Service Company

NOx               Nitrogen oxide

ProEnergy         Producers Energy Marketing, LLC (a subsidiary of CC&T),
                    which is engaged in the marketing of natural gas

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

RUS               Rural Utilities Service

SEC               United States Securities and Exchange Commission

September 1996    An IURC order issued in September 1996 on PSI's retail
  Order             rate proceeding

SIP               State Implementation Plan

SO2               Sulfur dioxide

Statement 131     Statement of Financial Accounting Standards No. 131,
                    Disclosures About Segments of an Enterprise and Related Information

Statement 133     Statement of Financial Accounting Standards No. 133,
                    Accounting for Derivative Instruments and Hedging
                    Activities

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

Uncommitted       A line of credit providing short-term loans on an
  Lines             uncommitted basis

US                United States

WVPA              Wabash Valley Power Association, Inc.

                                  CINERGY CORP.
                            AND SUBSIDIARY COMPANIES



                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                      March 31    December 31
                                                        1999          1998
                                                     (unaudited)
                                                      (dollars in thousands)

Current Assets

  Cash and temporary cash investments                $    92,652  $   100,154
  Restricted deposits                                      3,641        3,587
  Notes receivable                                            59           64
  Accounts receivable less accumulated provision
    for doubtful accounts of $31,355 at March
    31, 1999, and $25,622 at December 31, 1998           397,686      580,305
  Materials, supplies, and fuel - at average cost        180,969      202,747
  Prepayments and other                                   73,692       74,849
  Energy risk management assets                          703,278      969,000
                                                     -----------  ------------
                                                       1,451,977    1,930,706

Utility Plant - Original Cost
  In service
    Electric                                           9,248,374    9,222,261
    Gas                                                  794,785      786,188
    Common                                               197,299      186,364
                                                     -----------  -----------
                                                      10,240,458   10,194,813
  Accumulated depreciation                             4,100,406    4,040,247
                                                     -----------  -----------
                                                       6,140,052    6,154,566
  Construction work in progress                          209,461      189,883
                                                     -----------  -----------
      Total utility plant                              6,349,513    6,344,449

Other Assets
  Regulatory assets                                      940,386      970,767
  Investments in unconsolidated subsidiaries             645,250      574,401
  Other                                                  459,022      478,472
                                                     -----------  -----------
                                                       2,044,658    2,023,640

                                                     $ 9,846,148  $10,298,795



The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                  CINERGY CORP.


LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       March 31    December 31
                                                         1999         1998
                                                     (unaudited)
                                                      (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  433,732   $   668,860
  Accrued taxes                                          240,179       228,347
  Accrued interest                                        40,878        51,679
  Notes payable and other short-term obligations       1,052,811       903,700
  Long-term debt due within one year                      25,959       136,000
  Energy risk management liabilities                     828,424     1,117,146
  Other                                                   86,814        93,376
                                                      ----------   -----------
                                                       2,708,797     3,199,108

Non-Current Liabilities
  Long-term debt                                       2,605,657     2,604,467
  Deferred income taxes                                1,100,473     1,091,075
  Unamortized investment tax credits                     154,381       156,757
  Accrued pension and other postretirement
    benefit costs                                        323,949       315,147
  Other                                                  268,042       298,370
                                                      ----------   -----------
                                                       4,452,502     4,465,816

    Total liabilities                                  7,161,299     7,664,924

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption                     92,616        92,640

Common Stock Equity
  Common stock - $.01 par value;  authorized
    shares - 600,000,000;  outstanding shares -
    158,779,900 at March 31, 1999, and
    158,664,532 at December 31, 1998                       1,588         1,587
  Paid-in capital                                      1,598,884     1,595,237
  Retained earnings                                    1,001,034       945,214
  Accumulated other comprehensive loss                    (9,273)         (807)
                                                      ----------   -----------
    Total common stock equity                          2,592,233     2,541,231

                                                      $9,846,148   $10,298,795





                                  CINERGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (unaudited)

                                                           Quarter Ended
                                                             March 31
                                                        1999           1998
                                             (in thousands, except per share amounts)

Operating Revenues
  Electric                                           $  968,532     $1,158,724
  Gas                                                   421,308        184,846
  Other                                                  12,439          4,891
                                                     ----------     ----------
                                                      1,402,279      1,348,461

Operating Expenses
  Fuel and purchased and exchanged power                433,169        652,404
  Gas purchased                                         334,402        107,586
  Other operation and maintenance                       244,548        212,693
  Depreciation and amortization                          86,477         79,935
  Taxes other than income taxes                          69,534         70,135
                                                     ----------     ----------
                                                      1,168,130      1,122,753

Operating Income                                        234,149        225,708

Equity in Earnings of Unconsolidated
  Subsidiaries                                           44,682         11,854

Other Income and (Expenses) - Net                       (11,886)       (11,815)

Interest                                                 60,772         59,805
                                                     ----------     ----------

Income Before Taxes                                     206,173        165,942

Income Taxes                                             77,564         57,449

Preferred Dividend Requirements
  of Subsidiaries                                         1,364          2,422
                                                     ----------     ----------

Net Income                                           $  127,245     $  106,071

Average Common Shares Outstanding                       158,746        157,764

Earnings Per Common Share
  Net income                                              $0.80          $0.67

Earnings Per Common Share - Assuming Dilution
  Net income                                              $0.80          $0.67

Dividends Declared Per Common Share                       $0.45         $ 0.45


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.




                                  CINERGY CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                             (dollars in thousands)
                                   (unaudited)
                                                                                 Accumulated
                                                                                    Other             Total              Total
                                   Common         Paid-in        Retained       Comprehensive      Comprehensive      Common Stock
                                   Stock          Capital        Earnings           Loss           Income (Loss)         Equity

Quarter Ended March 31, 1999

Balance at January 1, 1999         $1,587       $1,595,237      $  945,214        $  (807)                             $2,541,231
Comprehensive income
  Net income                                                       127,245                           $127,245             127,245
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                       (8,451)             (8,451)
    Unrealized gains/losses -
      grantor trusts                                                                                      (15)                (15)
                                                                                                     --------
    Other comprehensive loss
      total                                                                        (8,466)             (8,466)
                                                                                                     --------
Comprehensive income total                                                                           $118,779
Issuance of 115,368 shares of
  common stock - net                    1            1,978                                                                  1,979
Treasury shares purchased                             (233)                                                                  (233)
Treasury shares reissued                             1,902                                                                  1,902
Dividends on common stock (see
  page 8 for per share amounts)                                    (71,422)                                               (71,422)
Other                                                                   (3)                                                    (3)
                                   ------       ----------      ----------        -------                              ----------

Balance at March 31, 1999          $1,588       $1,598,884      $1,001,034        $(9,273)                             $2,592,233

Quarter Ended March 31, 1998

Balance at January 1, 1998         $1,577       $1,573,064      $  967,420        $(2,861)                             $2,539,200
Comprehensive income
  Net income                                                       106,071                           $106,071             106,071
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (367)               (367)
    Minimum pension liability
      adjustment                                                                                          (51)                (51)
                                                                                                     --------
    Other comprehensive loss
      total                                                                          (418)               (418)
                                                                                                     --------
Comprehensive income total                                                                           $105,653
                                                                                                     ========
Issuance of 19,362 shares of
  common stock - net                    1              289                                                                    290
Treasury shares purchased              (1)          (1,430)                                                                (1,431)
Treasury shares reissued                1            2,149                                                                  2,150
Dividends on common stock (see
  page 8 for per share amounts)                                    (70,994)                                               (70,994)
Other                                                    8              (2)                                                     6
                                   ------       ----------      ----------        -------                              ----------

Balance at March 31, 1998          $1,578       $1,574,080      $1,002,495        $(3,279)                             $2,574,874

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.



                                  CINERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                                  Year to Date
                                                                    March 31
                                                                1999         1998
                                                                 (in thousands)

Operating Activities
  Net income                                                 $ 127,245    $ 106,071
  Items providing (using) cash currently:
    Depreciation and amortization                               86,477       79,935
    Deferred income taxes and investment tax
      credits - net                                             12,877      (12,955)
    Equity in earnings of unconsolidated subsidiaries          (44,682)     (11,854)
    Allowance for equity funds used during
      construction                                                (775)         (21)
    Regulatory assets - net                                      5,140       10,670
    Changes in current assets and current liabilities
      Restricted deposits                                          (54)         (29)
      Accounts and notes receivable, net of reserves
        on receivables sold                                    182,265     (106,525)
      Materials, supplies, and fuel                             21,778        4,660
      Accounts payable                                        (235,128)      69,305
      Accrued taxes and interest                                 1,031       24,938
      Energy risk management - net                             (23,000)        -
    Other items - net                                            9,478       25,788
                                                             ---------    ---------
          Net cash provided by operating
            activities                                         142,652      189,983

Financing Activities
  Issuance of common stock                                       1,979          290
  Issuance of long-term debt                                     6,623       98,901
  Retirement of preferred stock of subsidiaries                    (20)     (85,229)
  Redemption of long-term debt                                (116,000)    (160,291)
  Change in short-term debt                                    149,111      108,767
  Dividends on common stock                                    (71,422)     (70,994)
                                                             ---------    ---------
          Net cash used in financing activities                (29,729)    (108,556)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)                 (79,143)     (66,348)
  Investments in unconsolidated subsidiaries                   (41,282)      (9,658)
                                                             ---------    ---------
          Net cash used in investing activities               (120,425)     (76,006)

Net increase (decrease) in cash and temporary
  cash investments                                              (7,502)       5,421

Cash and temporary cash investments at beginning
  of period                                                    100,154       53,310
                                                             ---------    ---------

Cash and temporary cash investments at end of period         $  92,652    $  58,731

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter ended March 31, 1999. For information concerning the results of operations for each of the other registrants for the quarter ended March 31, 1999, see the discussion under the heading "Results of Operations" following the financial statements of each registrant.


           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related kwh sales are shown below:

                                                 Quarter Ended
                                                    March 31
                                       Revenue               Kwh Sales
                                  1999       1998        1999        1998
                                            ($ and kwh in millions)

Retail                            $676      $  633      12,276      11,678
Sales for resale                   266         515      10,694      21,733
Other                               27          11         172        -
                                  ----      ------      ------      -------
Total                             $969      $1,159      23,142      33,411

Electric operating revenues decreased $190 million (16%) for the quarter ended March 31, 1999, when compared to the same period for 1998. This decrease was primarily due to decreased volumes on non-firm power sales for resale transactions related to energy marketing and trading operations. Partially offsetting the decline was an increase in the average price per kwh for retail customers, higher retail and firm power kwh sales resulting from growth in the average number of residential and commercial customers and a return to more normal weather in the first quarter of 1999, as compared to 1998, and increased international operations.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                                Quarter Ended
                                                   March 31
                                       Revenue                Mcf Sales
                                 -------------------     -------------------
                                 1999           1998     1999          1998
                                 ----           ----     ----          -----
                                           ($ and mcf in millions)

Sales for resale                 $243           $  -      143           N/A
Retail                            158            174       26            26
Transportation                     20             11       13            16
                                 ----           ----      ---           ---
Total                            $421           $185      182            42

Gas operating revenues increased $236 million in the first quarter of 1999, when compared to the same period last year, primarily due to the gas operating revenues of ProEnergy, which was acquired in June 1998. A lower average cost per mcf of gas purchased, which was passed on to end users, contributed to the decrease in retail sales. Transportation revenues increased as more residential and commercial customers began to purchase gas directly from suppliers, using transportation services provided by CG&E. This increase in transportation revenues was partially offset by a decrease in mcf transportation volumes resulting from the loss of a large industrial transportation customer during late 1998.

Other Revenues

Other revenues increased $8 million for the quarter ended March 31, 1999, over the same period of 1998. This increase was primarily the result of increased revenues of new non-regulated initiatives operated by the various business units.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                              Quarter Ended
                                                 March 31
                                            1999        1998
                                              (in millions)

Fuel                                        $198        $181
Purchased and exchanged power                235         471
                                            ----        ----
Total                                       $433        $652

Electric fuel costs increased $17 million (9%) for the quarter ended March 31, 1999, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                              Quarter Ended
                                                 March 31
                                              (in millions)

Fuel expense - March 31, 1998                     $181
Increase (Decrease) due to change in:
  Price of fuel                                     (2)
  Deferred fuel cost                                 5
  Kwh generation                                     9
  Other                                              5
                                                  ----

Fuel expense - March 31, 1999                     $198

Purchased and exchanged power expense decreased $236 million (50%) for the quarter ended March 31, 1999, as compared to the same period last year, primarily reflecting decreased purchases of non-firm power for resale to others as a result of a decline in sales for resale volumes in the energy marketing and trading operations.

Gas Purchased

Gas purchased for the quarter ended March 31, 1999, increased $227 million, when compared to the same period last year, primarily due to the gas purchased expenses of ProEnergy, which was acquired in June 1998. Partially offsetting this increase was a lower average cost per mcf of gas purchased.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                         Quarter Ended
                                            March 31
                                         1999     1998
                                         (in millions)

Other operation                          $195     $174
Maintenance                                50       39
                                         ----     ----
Total                                    $245     $213


Other operation expenses increased $21 million (12%) for the quarter ended March 31, 1999, as compared to the same period last year, primarily due to an increase in operating expenses related to various non-regulated subsidiaries and the estimated loss on a specific customer account.

Maintenance expenses increased $11 million (28%) for the quarter ended March 31, 1999, as compared to the same period of 1998, primarily due to an increase in maintenance activities associated with planned outages at certain production facilities.

Depreciation and Amortization

The components of depreciation and amortization expenses are shown below:

                                        Quarter Ended
                                           March 31
                                        1999     1998
                                        (in millions)

Depreciation                            $79      $73
Amortization of phase-in deferrals        6        6
Amortization of post-in-service
  deferred operating expenses             1        1
                                        ---      ---
Total                                   $86      $80

Depreciation expense increased $6 million (8%) for the quarter ended March 31, 1999, as compared to the same period last year, primarily due to additions to depreciable plant.

Equity in Earnings of Unconsolidated Subsidiaries

The $33 million increase in equity in earnings of unconsolidated subsidiaries for the quarter ended March 31, 1999, as compared to the same period of 1998, is primarily attributable to an increase in the earnings of Avon Energy resulting from increased profits related to Midlands' supply business and lower costs of purchased electricity.

Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $1 million (44%) for the quarter ended March 31, 1999, as compared to the same period of 1998, is primarily attributable to PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

                              THE CINCINNATI GAS &
                                ELECTRIC COMPANY
                            AND SUBSIDIARY COMPANIES



                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                       March 31    December 31
                                                         1999         1998
                                                      (unaudited)
                                                       (dollars in thousands)

Current Assets
  Cash and temporary cash investments                 $   17,856   $   26,989
  Restricted deposits                                      1,173        1,173
  Notes receivable from affiliated companies             109,725       84,358
  Accounts receivable less accumulated provision
    for doubtful accounts of $19,295 at March
    31, 1999, and $17,607 at December 31, 1998           119,288      205,060
  Accounts receivable from affiliated companies              431       22,635
  Materials, supplies, and fuel - at average cost         94,163      115,294
  Prepayments and other                                   41,369       40,158
  Energy risk management assets                          351,639      484,500
                                                      ----------    ---------
                                                         735,644      980,167

Utility Plant - Original Cost
  In service
    Electric                                           4,817,108    4,806,958
    Gas                                                  794,786      786,188
    Common                                               197,299      186,364
                                                      ----------   ----------
                                                       5,809,193    5,779,510
  Accumulated depreciation                             2,184,770    2,147,298
                                                      ----------   ----------
                                                       3,624,423    3,632,212
  Construction work in progress                          121,476      119,993
                                                      ----------   ----------
      Total utility plant                              3,745,899    3,752,205

Other Assets
  Regulatory assets                                      616,784      627,035
  Other                                                  101,817      100,061
                                                      ----------   ----------
                                                         718,601      727,096

                                                      $5,200,144   $5,459,468

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.



                      THE CINCINNATI GAS & ELECTRIC COMPANY


LIABILITIES AND SHAREHOLDER'S EQUITY
                                                       March 31    December 31
                                                         1999         1998
                                                      (unaudited)
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  171,792   $  282,743
  Accounts payable to affiliated companies                34,376       13,166
  Accrued taxes                                          138,096      151,455
  Accrued interest                                        13,920       20,571
  Long-term debt due within one year                      20,000      130,000
  Notes payable and other short-term obligations         288,991      189,283
  Notes payable to affiliated companies                    4,289       17,020
  Energy risk management liabilities                     414,212      558,573
  Other                                                   25,961       26,422
                                                      ----------   ----------
                                                       1,111,637    1,389,233

Non-Current Liabilities
  Long-term debt                                       1,219,901    1,219,778
  Deferred income taxes                                  779,201      771,145
  Unamortized investment tax credits                     109,260      110,801
  Accrued pension and other postretirement
    benefit costs                                        149,830      146,361
  Other                                                  134,550      134,990
                                                      ----------   ----------
                                                       2,392,742    2,383,075

    Total liabilities                                  3,504,379    3,772,308

Cumulative Preferred Stock
  Not subject to mandatory redemption                     20,697       20,717

Common Stock Equity
  Common stock - $8.50 par value;  authorized
    shares - 120,000,000;  outstanding shares -
    89,663,086 at March 31, 1999, and
    December 31, 1998                                    762,136      762,136
  Paid-in capital                                        553,929      553,926
  Retained earnings                                      360,127      351,505
  Accumulated other comprehensive loss                    (1,124)      (1,124)
                                                      ----------   ----------
    Total common stock equity                          1,675,068    1,666,443

                                                      $5,200,144   $5,459,468




                      THE CINCINNATI GAS & ELECTRIC COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)
                                                           Quarter Ended
                                                              March 31
                                                          1999        1998
                                                           (in thousands)

Operating Revenues
  Electric                                              $481,586    $593,305
  Gas                                                    163,797     173,462
                                                        --------    --------
                                                         645,383     766,767

Operating Expenses
  Fuel and purchased and exchanged power                 198,871     325,171
  Gas purchased                                           78,878      96,588
  Other operation and maintenance                        108,156     101,405
  Depreciation and amortization                           50,570      47,660
  Taxes other than income taxes                           54,114      54,683
                                                        --------    --------
                                                         490,589     625,507

Operating Income                                         154,794     141,260

Other Income and (Expenses) - Net                         (1,261)     (2,494)

Interest                                                  24,407      26,789
                                                        --------    --------

Income Before Taxes                                      129,126     111,977

Income Taxes                                              48,889      40,785
                                                        --------    --------

Net Income                                              $ 80,237    $ 71,192

Preferred Dividend Requirement                               214         215
                                                        --------    --------

Net Income Applicable to Common Stock                   $ 80,023    $ 70,977
Other Comprehensive Income (Loss), Net of Tax               -           (155)
                                                        --------    --------
Comprehensive Income                                    $ 80,023    $ 70,822

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.



                      THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                       Year to Date
                                                         March 31
                                                    1999        1998
                                                     (in thousands)

Operating Activities
  Net income                                     $  80,237    $  71,192
  Items providing (using) cash currently:
    Depreciation and amortization                   50,570       47,660
    Deferred income taxes and investment tax
      credits - net                                  8,795          (27)
    Allowance for equity funds used during
      construction                                    (775)         (10)
    Regulatory assets - net                          4,496        2,912
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net of
          reserves on receivables sold              80,619          391
        Materials, supplies, and fuel               21,131       14,073
        Accounts payable                           (89,741)      51,971
        Accrued taxes and interest                 (20,010)      (4,439)
        Energy risk management - net               (11,500)        -
    Other items - net                               (1,938)       9,753
                                                 ---------     --------
          Net cash provided by operating
            activities                             121,884      193,476

Financing Activities
  Retirement of preferred stock                        (17)          (9)
  Redemption of long-term debt                    (110,000)    (160,291)
  Change in short-term debt                         86,977       49,157
  Dividends on preferred stock                        (214)        (215)
  Dividends on common stock                        (71,400)     (42,600)
                                                 ---------    ---------
          Net cash used in financing
            activities                             (94,654)    (153,958)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)     (36,363)     (36,483)
          Net cash used in investing
            activities                             (36,363)     (36,483)

Net increase (decrease) in cash and temporary
  cash investments                                  (9,133)       3,035

Cash and temporary cash investments at
  beginning of period                               26,989        2,349
                                                 ---------    ---------

Cash and temporary cash investments at
  end of period                                  $  17,856    $   5,384

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related kwh sales are shown below:

                                                 Quarter Ended
                                                    March 31
                                        Revenue                Kwh Sales
                                    1999       1998        1999        1998
                                            ($ and kwh in millions)

Retail                              $358       $336        5,882       5,438
Sales for resale                     121        254        4,918      10,793
Other                                  3          3          N/A         N/A
                                    ----       ----       ------      ------
Total                               $482       $593       10,800      16,231

Electric operating revenues decreased $111 million (19%) for the quarter ended March 31, 1999, when compared to the same period for 1998. This decrease was primarily due to decreased volumes on non-firm power sales for resale transactions related to Cinergy's energy marketing and trading operations. Partially offsetting the decline was higher retail kwh sales resulting from growth in the average number of residential and commercial customers and a return to more normal weather in the first quarter of 1999, as compared to 1998.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                           Quarter Ended
                                              March 31
                                    Revenue             Mcf Sales
                                  1999    1998        1999    1998
                                        ($ and mcf in millions)

Retail                            $144    $162         26      26
Transportation                      20      11         13      16
                                  ----    ----         --      --
Total                             $164    $173         39      42

Gas operating revenues decreased $9 million (5%) in the first quarter of 1999, when compared to the same period last year. A lower average cost per mcf of gas purchased, which was passed on to end users, contributed to the decrease in retail sales. Transportation revenues increased as more residential and commercial customers began to purchase gas directly from suppliers, using transportation services provided by CG&E. This increase in transportation revenues was partially offset by a decrease in mcf transportation volumes resulting from the loss of a large industrial transportation customer during late 1998.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                             Quarter Ended
                                                March 31
                                           1999        1998
                                             (in millions)

Fuel                                       $ 86        $ 88
Purchased and exchanged power               113         237
                                           ----        ----
Total                                      $199        $325

Electric fuel costs decreased $2 million (2%) for the quarter ended March 31, 1999, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                                  Quarter Ended
                                                     March 31
                                                  (in millions)

Fuel expense - March 31, 1998                          $88
Increase (Decrease) due to change in:
  Price of fuel                                          1
  Deferred fuel cost                                    (7)
  Kwh generation                                         4
                                                       ---

Fuel expense - March 31, 1999                          $86

Purchased and exchanged power expense decreased $124 million (52%) for the quarter ended March 31, 1999, as compared to the same period last year. This decline primarily reflects decreased purchases of non-firm power for resale to others as a result of a decline in sales for resale volumes in Cinergy's energy marketing and trading operations.

Gas Purchased

Gas purchased for the quarter ended March 31, 1999, decreased $18 million (18%), when compared to the same period last year, primarily due to an decrease in the average cost per mcf of gas purchased.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                         Quarter Ended
                                            March 31
                                         1999      1998
                                         (in millions)

Other operation                          $ 84      $ 82
Maintenance                                24        19
                                          ---       ---
Total                                    $108      $101

Maintenance expenses increased $5 million (26%) for the quarter ended March 31, 1999, as compared to the same period of 1998, primarily due to an increase in maintenance activities associated with planned outages at certain production facilities.

Depreciation and Amortization

The components of depreciation and amortization expenses are shown below:

                                        Quarter Ended
                                           March 31
                                        1999     1998
                                        (in millions)

Depreciation                            $43      $41
Amortization of phase-in deferrals        7        6
Amortization of post-in-service
  deferred operating expenses             1        1
                                        ---      ---
Total                                   $51      $48

Depreciation expense increased $2 million (5%) for the quarter ended March 31, 1999, as compared to the same period of 1998, primarily due to additions to depreciable plant.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $1 million for the quarter ended March 31, 1999, as compared to the same period of 1998, is primarily due to an increase in interest income and an increase in allowance for equity funds used during construction resulting from an increase in the equity rate applied and an increase in construction expenditures subject to allowance.

Interest

The decrease in interest expense of $2 million (9%) for the quarter ended March 31, 1999, as compared to the same period last year, was due to decreases in both interest on long-term debt and other interest expense. The decrease in interest expense on long-term debt is primarily due to a net redemption of approximately $90 million of long-term debt during the period of March 1998 through February 1999. The decrease in other interest expense was due to a reduction in average short-term borrowings and lower short-term interest rates.

                                PSI ENERGY, INC.
                             AND SUBSIDIARY COMPANY




                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                       March 31    December 31
                                                         1999         1998
                                                      (unaudited)
                                                       (dollars in thousands)

Current Assets
  Cash and temporary cash investments                 $   31,187   $   18,788
  Restricted deposits                                      2,468        2,414
  Notes receivable                                         8,298       17,024
  Notes receivable from affiliated companies                  70           73
  Accounts receivable less accumulated provision
    for doubtful accounts of $11,968 at March
    31, 1999, and $7,893 at December 31, 1998            139,685      225,449
  Accounts receivable from affiliated companies           10,674          384
  Materials, supplies, and fuel - at average cost         83,789       80,445
  Prepayments and other                                   27,485       31,461
  Energy risk management assets                          351,639      484,500
                                                      ----------   ----------
    Total current assets                                 655,295      860,538

Electric Utility Plant - Original Cost
  In service                                           4,431,266    4,415,303
  Accumulated depreciation                             1,915,636    1,892,949
                                                      ----------   ----------
                                                       2,515,630    2,522,354
  Construction work in progress                           87,984       69,891
                                                      ----------   ----------
    Total electric utility plant                       2,603,614    2,592,245

Other Assets
  Regulatory assets                                      323,603      343,731
  Other                                                   92,496       93,012
                                                      ----------   ----------
    Total other assets                                   416,099      436,743

                                                      $3,675,008   $3,889,526

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.



                                PSI ENERGY, INC.


LIABILITIES AND SHAREHOLDER'S EQUITY
                                                       March 31    December 31
                                                         1999         1998
                                                      (unaudited)
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  141,076   $  217,959
  Accounts payable to affiliated companies                12,954       30,145
  Accrued taxes                                           90,558       58,901
  Accrued interest                                        17,628       28,335
  Notes payable and other short-term obligations         157,597      173,162
  Notes payable to affiliated companies                  103,092      102,946
  Long-term debt due within one year                       5,959        6,000
  Energy risk management liabilities                     414,212      558,573
  Other                                                    2,161        2,227
                                                      ----------   ----------
                                                         945,237    1,178,248

Non-Current Liabilities
  Long-term debt                                       1,020,093    1,025,659
  Deferred income taxes                                  360,007      364,049
  Unamortized investment tax credits                      45,121       45,956
  Accrued pension and other postretirement
    benefit costs                                        116,664      112,387
  Other                                                  101,641      115,656
                                                      ----------   ----------
                                                       1,643,526    1,663,707

    Total liabilities                                  2,588,763    2,841,955

Cumulative Preferred Stock
  Not subject to mandatory redemption                     71,919       71,923

Common Stock Equity
  Common stock - without par value;  $0.01
    stated  value;  authorized  shares - 60,000,000;
    outstanding shares - 53,913,701 at March
    31, 1999, and December 31, 1998                          539          539
  Paid-in capital                                        410,740      410,739
  Retained earnings                                      603,557      564,865
  Accumulated other comprehensive loss                      (510)        (495)
                                                      ----------   ----------
    Total common stock equity                          1,014,326      975,648

                                                      $3,675,008   $3,889,526





                                PSI ENERGY, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)
                                                         Quarter Ended
                                                            March 31
                                                        1999         1998
                                                         (in thousands)

Operating Revenues
  Electric                                            $482,465     $592,125

Operating Expenses
  Fuel and purchased and exchanged power               234,927      352,746
  Other operation and maintenance                      113,240      101,685
  Depreciation and amortization                         33,743       32,275
  Taxes other than income taxes                         14,488       14,967
                                                      --------     --------
                                                       396,398      501,673

Operating Income                                        86,067       90,452

Other Income and (Expenses) - Net                          323        1,718

Interest                                                21,364       22,898
                                                      --------     --------

Income Before Taxes                                     65,026       69,272

Income Taxes                                            25,185       25,944
                                                      --------     --------

Net Income                                            $ 39,841     $ 43,328

Preferred Dividend Requirement                           1,150        2,208
                                                      --------     --------

Net Income Applicable to Common Stock                 $ 38,691     $ 41,120
Other Comprehensive Income (Loss), Net of Tax              (15)         944
                                                      --------     ---------
Comprehensive Income                                  $ 38,676     $ 42,064

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.





                                PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                                          Year to Date
                                                            March 31
                                                        1999         1998
                                                         (in thousands)

Operating Activities
  Net income                                         $  39,841    $  43,328
  Items providing (using) cash currently:
    Depreciation and amortization                       33,743       32,275
    Deferred income taxes and investment tax
      credits - net                                     (3,476)        (473)
    Allowance for equity funds used during
      construction                                        -             (11)
    Regulatory assets - net                                644        7,758
    Changes in current assets and current
      liabilities
        Restricted deposits                                (54)         (29)
        Accounts and notes receivable, net of
          reserves on receivables sold                  85,834      (75,348)
        Materials, supplies, and fuel                   (3,344)      (9,413)
        Accounts payable                               (94,074)      33,541
        Accrued taxes and interest                      20,950       26,088
        Energy risk management - net                   (11,500)        -
    Other items - net                                    7,593      (14,292)
                                                     ---------    ---------
          Net cash provided by operating
            activities                                  76,157       43,424

Financing Activities
  Issuance of long-term debt                              -          98,901
  Retirement of preferred stock                             (3)     (85,220)
  Redemption of long-term debt                          (6,000)        -
  Change in short-term debt                            (15,419)       8,481
  Dividends on preferred stock                          (1,150)      (2,736)
  Dividends on common stock                               -         (28,400)
                                                     ---------    ---------
          Net cash used in financing activities        (22,572)      (8,974)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)         (41,186)     (26,803)
          Net cash used in investing activities        (41,186)     (26,803)

Net increase in cash and temporary cash
  investments                                           12,399        7,647

Cash and temporary cash investments at
  beginning of period                                   18,788       18,169
                                                     ---------    ---------

Cash and temporary cash investments at
  end of period                                      $  31,187    $  25,816

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999

Operating Revenues

The components of operating revenues and the related kwh sales are shown below:

                                                Quarter Ended
                                                   March 31
                                         Revenue              Kwh Sales
                                     1999       1998      1999         1998
                                           ($ and kwh in millions)

Retail                               $318       $297      6,393        6,239
Sales for resale                      157        287      6,282       12,185
Other                                   7          8        N/A          N/A
                                     ----       ----     ------       ------
Total                                $482       $592     12,675       18,424

Operating revenues decreased $110 million (19%) for the quarter ended March 31, 1999, when compared to the same period for 1998. This decrease was primarily due to decreased volumes on non-firm power sales for resale transactions related to Cinergy's energy marketing and trading operations. Partially offsetting the decline was an increase in the average price per kwh for retail customers and higher retail and firm power kwh sales resulting from growth in the average number of residential and commercial customers and a return to more normal weather in the first quarter of 1999, as compared to 1998.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                            Quarter Ended
                                               March 31
                                           1999       1998
                                            (in millions)

Fuel                                       $107       $ 92
Purchased and exchanged power               128        261
                                           ----       ----
Total                                      $235       $353

Fuel costs increased $15 million (16%) for the first quarter of 1999, as compared to the same period last year.

An analysis of fuel costs is shown below:

                                              Quarter Ended
                                                 March 31
                                              (in millions)

Fuel expense - March 31, 1998                     $ 92
Increase (Decrease) due to change in:
  Price of fuel                                     (3)
  Deferred fuel cost                                12
  Kwh generation                                     6
                                                  ----

Fuel expense - March 31, 1999                     $107

Purchased and exchanged power expense decreased $133 million (51%) for the quarter ended March 31, 1999, as compared to the same period last year. This decline primarily reflects decreased purchases of non-firm power for resale to others as a result of a decline in sales for resale volumes in Cinergy's energy marketing and trading operations.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                         Quarter Ended
                                            March 31
                                         1999     1998
                                         (in millions)

Other operation                          $ 88     $ 82
Maintenance                                25       20
                                         ----     ----
Total                                    $113     $102

Other operation expense increased $6 million (7%) for the quarter ended March 31, 1999, as compared to the same period of 1998, primarily due to the estimated loss on a specific customer account.

Maintenance expense increased $5 million (25%) for the quarter ended March 31, 1999, as compared to the same period of 1998, primarily due to an increase in maintenance activities associated with planned outages at certain production facilities.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $1 million for the quarter ended March 31, 1999, as compared to the same period of 1998, is primarily attributable to a decrease in interest income.

Interest

The $2 million (7%) decrease in interest expense for the quarter ended March 31, 1999, as compared to the same period of 1998, is primarily due to a decrease in other interest expense resulting from a reduction in average short-term borrowings and lower short-term interest rates. Partially offsetting the decrease was an increase in interest expense on long-term debt resulting from the net issuance of approximately $144 million of long-term debt during the period from March 1998 through December 1998.

Preferred Dividend Requirement

The decrease in preferred dividend requirement of $1 million (48%) for the quarter ended March 31, 1999, as compared to the same period of 1998, is primarily attributable to PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

                     THE UNION LIGHT, HEAT AND POWER COMPANY




                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS


ASSETS
                                                      March 31   December 31
                                                        1999         1998
                                                     (unaudited)
                                                      (dollars in thousands)

Current Assets
  Cash and temporary cash investments                 $  4,993     $  3,244
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,826 at
    March 31, 1999, and $1,248 at December
    31, 1998                                             9,076       14,125
  Accounts receivable from affiliated companies           -             666
  Materials, supplies, and fuel - at average cost        3,668        8,269
  Prepayments and other                                    154          308
                                                      --------     --------
    Total current assets                                17,891       26,612

Utility Plant - Original Cost
  In service
    Electric                                           234,791      232,222
    Gas                                                165,629      164,040
    Common                                              20,358       18,908
                                                      --------     --------
                                                       420,778      415,170
  Accumulated depreciation                             146,128      143,386
                                                      --------     --------
                                                       274,650      271,784
  Construction work in progress                          9,971       11,444
                                                      --------     --------
      Total utility plant                              284,621      283,228

Other Assets
  Regulatory assets                                     10,893       10,978
  Other                                                  5,470        3,767
                                                      --------     --------
                                                        16,363       14,745

                                                      $318,875     $324,585

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.



                     THE UNION LIGHT, HEAT AND POWER COMPANY


LIABILITIES AND SHAREHOLDER'S EQUITY
                                                       March 31    December 31
                                                         1999         1998
                                                      (unaudited)
                                                       (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  6,729     $  5,903
  Accounts payable to affiliated companies              15,582       14,986
  Accrued taxes                                          6,616        3,216
  Accrued interest                                       1,432        1,959
  Long-term debt due within one year                    20,000       20,000
  Notes payable to affiliated companies                 11,386       31,817
  Other                                                  4,179        4,247
                                                      --------     --------
                                                        65,924       82,128

Non-Current Liabilities
  Long-term debt                                        54,571       54,553
  Deferred income taxes                                 25,711       26,134
  Unamortized investment tax credits                     4,168        4,238
  Accrued pension and other postretirement
    benefit costs                                       11,920       11,678
  Amounts due to customers - income taxes                9,253        8,959
  Other                                                 11,968        8,077
                                                      --------     --------
                                                       117,591      113,639

    Total liabilities                                  183,515      195,767

Common Stock Equity
  Common stock - $15.00 par value;  authorize
    shares - 1,000,000;  outstanding shares -
    585,333 at March 31, 1999, and
    December 31, 1998                                    8,780        8,780
  Paid-in capital                                       19,525       19,525
  Retained earnings                                    107,055      100,513
                                                      --------     --------
    Total common stock equity                          135,360      128,818

                                                      $318,875     $324,585






                     THE UNION LIGHT, HEAT AND POWER COMPANY
                              STATEMENTS OF INCOME
                                   (unaudited)
                                                        Quarter Ended
                                                           March 31
                                                     1999           1998
                                                        (in thousands)

Operating Revenues
  Electric                                          $49,159        $46,999
  Gas                                                33,000         28,480
                                                    -------        -------
                                                     82,159         75,479

Operating Expenses
  Electricity purchased from parent company
    for resale                                       36,748         34,090
  Gas purchased                                      17,322         16,353
  Operation and maintenance                          10,190          9,430
  Depreciation                                        3,571          3,232
  Taxes other than income taxes                       1,083          1,005
                                                    -------        -------
                                                     68,914         64,110

Operating Income                                     13,245         11,369

Other Income and (Expenses) - Net                      (390)          (496)

Interest                                              1,563          1,115
                                                    -------        -------

Income Before Taxes                                  11,292          9,758

Income Taxes                                          4,749          3,989
                                                    -------        -------

Net Income                                          $ 6,543        $ 5,769

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.



                     THE UNION LIGHT, HEAT AND POWER COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                     Year to Date
                                                       March 31
                                                   1999        1998
                                                    (in thousands)

Operating Activities
  Net income                                     $  6,543    $  5,769
  Items providing (using) cash currently:
    Depreciation                                    3,571       3,232
    Deferred income taxes and investment tax
      credits - net                                  (200)        462
    Allowance for equity funds used during
      construction                                     16          14
    Regulatory assets                                  35         (41)
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net of
          reserves on receivables sold              4,006         240
        Materials, supplies, and fuel               4,601       3,111
        Accounts payable                            1,422      (5,751)
        Accrued taxes and interest                  2,873      (1,000)
        Other current assets and liabilities           86        -
    Other items - net                               4,200       1,627
                                                 --------    --------
          Net cash provided by operating
            activities                             27,153       7,663

Financing Activities
  Change in short-term debt                       (20,431)     (2,030)
                                                 --------    --------
          Net cash used in financing
            activities                            (20,431)     (2,030)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)     (4,973)     (6,175)
          Net cash used in investing
            activities                             (4,973)     (6,175)

Net increase (decrease) in cash and temporary
  cash investments                                  1,749        (542)

Cash and temporary cash investments at
  beginning of period                               3,244         546
                                                 --------    --------

Cash and temporary cash investments at
  end of period                                  $  4,993    $      4

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
           RESULTS OF OPERATIONS FOR THE QUARTER ENDED MARCH 31, 1999


Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $2 million (5%) for the quarter ended March 31, 1999, as compared to the same period last year. This increase primarily reflects a return to more normal weather conditions, as compared to the same period in 1998, and higher retail kwh sales resulting from growth in the average number of residential and commercial customers.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:

                                                Quarter Ended
                                                   March 31
                                        Revenue                Mcf Sales
                                  1999         1998        1999         1998
                                          ($ and mcf in thousands)

Retail                          $31,555      $27,266      5,219        4,491
Transportation                    1,445        1,214      1,078        1,106
                                -------      -------      -----        -----
Total                           $33,000      $28,480      6,297        5,597

Gas operating revenues increased $5 million (16%) in the first quarter of 1999, when compared to the same period last year, primarily due to a increase in mcf volumes sold, a return to more normal weather conditions, and an increase in the number of customers.

Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased increased $3 million (8%) for the quarter ended March 31, 1999, as compared to the same period last year. This increase reflects higher volumes purchased from CG&E.

Gas Purchased

Gas purchased for the quarter ended March 31, 1999, increased $1 million (6%), when compared to the same period last year, primarily due to an increase in the volumes of gas purchased, due to higher demand and an increase in the number of customers.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                        Quarter Ended
                                           March 31
                                        1999      1998
                                        (in thousands)

Other operation                       $ 8,948    $8,135
Maintenance                             1,242     1,295
                                      -------    -------
Total                                 $10,190    $9,430

Other operation expenses increased $.8 million (10%) for the quarter ended March 31, 1999, as compared to the same period last year, primarily due to an increase in administrative and general activities.

Depreciation

Depreciation increased $.3 million (10%) for the quarter ended March 31, 1999, as compared to the same period last year, due to additions to depreciable plant.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $.1 million for the quarter ended March 31, 1999, as compared to the same period of 1998, is primarily attributable to an increase in miscellaneous non-utility revenues.

Interest

The increase in interest expense of $.4 million (40%) for the quarter ended March 31, 1999, as compared to the same period last year, was primarily due to the net issuance of approximately $30 million of long-term debt during the period of April 1998 through December 1998.

                          NOTES TO FINANCIAL STATEMENTS

Cinergy,  CG&E,  PSI,  and  ULH&P

1. These Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 1998 Form 10-K of the registrants.

     Certain amounts in the 1998 Financial Statements have been reclassified to conform to the 1999 presentation.

Cinergy

2. On April 16, 1999, Cinergy issued and sold $200 million principal amount of its 6.125% Debentures due 2004. Proceeds from the sale were used to repay a portion of short-term indebtedness and for general corporate purposes.

Cinergy and PSI

3. On April 30, 1999, PSI issued: $124.7 million principal amount of its First Mortgage Bonds, Series BBB, 8%, due July 15, 2009, in exchange for $125.7 million principal amount of certain outstanding Secured Medium-term Notes, Series A; $60.1 million principal amount of its First Mortgage Bonds, Series CCC, 8.85%, due January 15, 2022, in exchange for $60.5 million principal amount of certain outstanding Secured Medium-term Notes, Series A; and $38 million principal amount of its First Mortgage Bonds, Series DDD, 8.31%, due September 1, 2032, in exchange for $38 million principal amount of certain outstanding Secured Medium-term Notes, Series B.

     Also on April 30, 1999, PSI issued $97 million principal amount of its 6.52% Senior Notes due 2009 in exchange for a like principal amount of outstanding 7.25% Junior Maturing Principal Securities due 2028 ("JUMPS(sm)").

     The Secured Medium-term Notes and JUMPS(sm) received by PSI in the exchange transactions described above have been cancelled.

Cinergy, CG&E, and PSI

4. Cinergy'senergy marketing and trading operations, conducted primarily through its ECBU, markets and trades electricity, natural gas, and other energy-related products. The power marketing and trading operation has both physical and trading activities. Generation not required to meet native load requirements is available to be sold to third parties, either under long-term contracts, such as full requirements transactions or firm forward sales contracts, or in short-term and spot market transactions. When transactions are entered into, each transaction is designated as either a physical or trading transaction. In order for a transaction to be designated as physical, there must be intent and ability to physically deliver the power from company-owned generation. Physical transactions are accounted for on a settlement basis. All other transactions are considered trading transactions and are accounted for using the mark-to-market method of accounting. Under the mark-to-market method of accounting, these trading transactions are reflected at fair value as "Energy risk management assets" and "Energy risk management liabilities." Changes in fair value, resulting in unrealized gains and losses, are reflected in "Fuel and purchased and exchanged power." Revenues and costs for all transactions are recorded gross in the Consolidated Statements of Income as contracts are settled. Revenues are recognized in "Operating Revenues - Electric" and costs are recorded in "Fuel and purchased and exchanged power."

     Although physical transactions are entered with the intent and ability to settle the contract with company-owned generation, it is likely, that from time to time, due to numerous factors such as generating station outages, native load requirements, and weather, power used to settle the physical transactions will be required to be purchased on the open market. Depending on the factors giving rise to these open market purchases, the cost of such purchases could be in excess of the associated revenues. Losses such as this will be recognized as the power is delivered. In addition, physical contracts are subject to permanent impairment tests. At March 31, 1999, management has concluded that no physical contracts are impaired.

     Prior to December 31, 1998, the transactions now included in the trading portfolio were accounted for and valued at the aggregate lower of cost or market. Under this method, only the net value of the entire portfolio was recorded as a liability in the Consolidated Balance Sheets.

     Contracts in the trading portfolio are valued at end-of-period market prices, utilizing factors such as closing exchange prices, broker and over-the-counter quotations, and model pricing. Model pricing considers time value and volatility factors underlying any options and contractual commitments. Management expects that some of these obligations, even though considered as trading contracts, will ultimately be settled from time to time by using company-owned generation. The cost of this generation is typically below the market prices at which the trading portfolio has been valued.

     Because of the volatility currently experienced in the power markets, and the factors discussed above pertaining to both the physical and trading activities, volatility in future earnings (losses) from period to period in the ECBU is likely.

     Cinergy's ECBU also physically markets natural gas and trades natural gas and other energy-related products. All of these operations are accounted for on the mark-to-market method of accounting. Revenues and costs from physical marketing are recorded gross in the Consolidated Statements of Income as contracts are settled due to the exchanging of title to the natural gas throughout the earnings process. All non-physical transactions are recorded net in the Consolidated Statements of Income. Energy risk management assets and liabilities and gross margins from these trading activities currently are not significant.

Cinergy, CG&E, and PSI

5. Cinergy and its subsidiaries use derivative financial instruments to hedge exposures to foreign currency exchange rates, lower funding costs, and manage exposures to fluctuations in interest rates. Instruments used as hedges must be designated as a hedge at the inception of the contract and must be effective at reducing the risk associated with the exposure being hedged. Accordingly, changes in market values of designated hedge instruments must be highly correlated with changes in market values of the underlying hedged items at inception of the hedge and over the life of the hedge contract.

     Cinergy and its subsidiaries utilize foreign exchange forward contracts and currency swaps to hedge certain of its net investments in foreign operations. Accordingly, any translation gains or losses related to the foreign exchange forward contracts or the principal exchange on the currency swap are recorded in "Accumulated other comprehensive loss," which is a separate component of common stock equity. Aggregate translation losses related to these instruments are reflected in "Current Liabilities" in the Consolidated Balance Sheets.

     Interest rate swaps are accounted for under the accrual method. Accordingly, gains and losses based on any interest differential between fixed-rate and floating-rate interest amounts, calculated on agreed upon notional principal amounts, are recognized in the Consolidated Statements of Income as a component of interest expense as realized over the life of the agreement.

Cinergy, CG&E, PSI, and ULH&P

6. As discussed in the 1998 Form 10-K, prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

Cinergy and PSI

     Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including at least 21 MGP sites which PSI or its predecessors previously owned. PSI acquired four of the sites from NIPSCO in 1931 and at the same time it sold NIPSCO the sites located in Goshen and Warsaw, Indiana. In 1945, PSI sold 19 of these sites (including the four it acquired from NIPSCO) to Indiana Gas and Water Company, Inc. (now IGC). One of the 19 sites, located in Rochester, Indiana, was later sold by IGC to NIPSCO.

     IGC and NIPSCO both made claims against PSI, contending that PSI is a Potentially Responsible Party under the CERCLA with respect to the 21 MGP sites, and therefore legally responsible for the costs of investigating and remediating these sites. Moreover, in August 1997, NIPSCO filed suit against PSI in federal court, claiming, pursuant to CERCLA, recovery from PSI of NIPSCO's past and future costs of investigating and remediating MGP related contamination at the Goshen MGP site.

     In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement by which they settled allocation of CERCLA liability for past and future costs, among the three companies, at seven MGP sites in Indiana. Pursuant to this agreement, NIPSCO's lawsuit against PSI was dismissed. The parties have assigned one of the parties lead responsibility for managing further investigation and remediation activities at each of the sites. Similar agreements were reached between IGC and PSI which allocate CERCLA liability at 14 MGP sites with which NIPSCO had no involvement. These agreements conclude all CERCLA and similar claims between the three companies relative to MGP sites. Pursuant to the agreements and applicable laws, the parties are continuing to investigate and remediate the sites as appropriate. Investigation and cleanup of some of the sites is subject to oversight by the IDEM.

     PSI has placed its insurance carriers on notice of IGC's, NIPSCO's, and the IDEM's claims related to MGP sites. In April 1998, PSI filed suit in Hendricks County Circuit Court against its general liability insurance carriers seeking, among other matters, a declaratory judgment that its insurance carriers are obligated to defend MGP claims against PSI or pay PSI's costs of defense and to indemnify PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims associated with MGP sites. PSI cannot predict the outcome of this litigation.

     Based upon the work performed to date, PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring. Estimated costs of certain remedial activities are accrued when such costs are reasonably estimable. PSI does not believe it can provide an estimate of the reasonably possible total remediation costs for any site prior to completion of a remedial investigation/feasibility study and the development of some sense of the timing for the implementation of the potential remedial alternatives, to the extent such remediation may be required. Accordingly, the total costs that may be incurred in connection with the remediation of all sites, to the extent remediation is necessary, cannot be determined at this time. These future costs at the 21 Indiana MGP sites, based on information currently available, are not material to Cinergy's financial condition or results of operations. However, as further investigation and remediation activities are undertaken at these sites, the potential liability for the 21 MGP sites could be material to Cinergy's and PSI's financial condition or results of operations.

Cinergy, CG&E, and ULH&P

     CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have undertaken preliminary site assessments to obtain more information about some of these MGP sites.

Cinergy, CG&E, PSI, and ULH&P

7. During the second quarter of 1998, the FASB issued Statement 133. The new standard requires companies to record derivative instruments, as defined in Statement 133, as assets or liabilities, measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. The standard is effective for fiscal years beginning after June 15, 1999, and Cinergy expects to adopt the provisions of Statement 133 in the first quarter of 2000.

The Company has not yet quantified the impacts of adopting Statement 133 on its consolidated financial statements. However, Statement 133 could increase volatility in earnings and other comprehensive income.



Cinergy

Presented below is a reconciliation of earnings per common share (basic EPS) and earnings per common share assuming dilution (diluted EPS).
                                              Income        Shares       Earnings
                                            (Numerator)  (Denominator)   Per Share
                                           (In thousands, except per share amounts)
   Quarter ended March 31, 1999
   Earnings per common share:
        Net income                           $127,245        158,746       $ .80

     Effect of dilutive securities:
        Common stock options                                     412
        Contingently issuable common stock                        13

     EPS--assuming dilution:
        Net income plus assumed conversions  $127,245        159,171       $ .80

     Quarter ended March 31, 1998
     Earnings per common share:
        Net income                           $106,071        157,764       $ .67

     Effect of dilutive securities:
        Common stock options                                     787
        Contingently issuable common stock                       123

     EPS--assuming dilution:
        Net income plus assumed conversions  $106,071        158,674       $ .67

Options to purchase shares of common stock that were excluded from the calculation of EPS--assuming dilution because the exercise prices of these options were greater than the average market price of the common shares during the period are summarized below:

                           Quarter                      Average
                            Ended                       Exercise
                           March 31      Shares          Price

                             1999       1,744,800        $35.70
                             1998         914,800         37.61

Cinergy

9. Midlands (of which the Company owns 50%) has a 40% ownership interest in a 586 MW power project in Pakistan ("Uch project" or "Uch") which as originally scheduled to begin commercial operation in late 1998. In July 1998, the Pakistani government-owned utility issued a notice of intent to terminate certain key project agreements relative to the Uch project. The notice asserted that various forms of corruption were involved in the original granting of the agreements to the Uch investors by a predecessor government. The Company believes that this notice is similar to notices received by a number of other independent power projects in Pakistan.

     The Uch investors, including a subsidiary of Midlands, strongly deny the allegations and have pursued all available legal options to enforce their contractual rights under the project agreements. Physical construction of the project is complete; however, commercial operations have been delayed pending resolution of the dispute. In December 1998, the Pakistani government offered to withdraw its notice.

Through its 50% ownership of Midlands, the Company's current investment in the Uch project is approximately $36 million. In addition, project lenders could require investors to make additional capital contributions to the project under certain conditions. The Company's share of these additional contributions is approximately $8 million. At the present time, the Company cannot predict the ultimate outcome of this matter.

Cinergy and PSI

10. As discussed in the 1998 Form 10-K, PSI and Dynegy (formerly Destec) entered into a 25-year contractual agreement for the provision of coal gasification services in November 1995. The agreement requires PSI to pay Dynegy a base monthly fee including certain monthly operating expenses. PSI received authorization in the September 1996 Order for the inclusion of these costs in retail rates. In addition, PSI received authorization to defer, for subsequent recovery in retail rates, the base monthly fees and expenses incurred prior to the effective date of the September 1996 Order. Over the next five years, the base monthly fees and expenses for the coal gasification service agreement are expected to total $201 million.

     During the third quarter of 1998, PSI reached an agreement with Dynegy to purchase the remainder of its 25-year contract for coal gasification services for $265.7 million. The proposed purchase, which is contingent upon regulatory approval satisfactory to PSI, could be completed in 1999. PSI is investigating financing alternatives. The transaction, if approved as proposed, is not expected to have a material impact on PSI's earnings.

     Currently, natural gas prices have fallen to a level which causes the synthetic gas supply taken under the current gasification services agreement to be substantially above market. If the buyout of the gasification services agreement is approved, the combustion turbine will be fired with natural gas, or with synthetic gas if it can be produced at a cost competitive with natural gas.

11. As discussed in the 1998 Form 10-K, the collective-bargaining agreement with the International Brotherhood of Electrical Workers Local No. 1393, covering approximately 1,470 employees, expired on May 1, 1999. A new labor agreement was ratified April 22, 1999, and is effective from May 1, 1999, through April 30, 2002.

Cinergy, CG&E, PSI, and ULH&P

12. As discussed in the 1998 Form 10-K, during 1998, Cinergy and its subsidiaries adopted the provisions of Statement 131. During the first quarter of 1999, Cinergy reorganized its reportable segments. The business unit structure effective with that reorganization is described below.

     The ECBU operates and maintains, exclusive of certain jointly-owned plant, all of the Company's domestic electric generation facilities. In addition to the production of electric power, all energy risk management, marketing, and proprietary arbitrage trading, with the exception of electric and gas retail sales, is conducted through the ECBU. Revenues from external customers are derived from the ECBU's marketing, trading, and risk management activities. Intersegment revenues are derived from the sale of electric power to the EDBU.

     The EDBU plans, constructs, operates, and maintains the Company's transmission and distribution systems and provides gas and electric energy to end users. Revenues from customers other than end users are primarily derived from the transmission of electric power through the Company's transmission system.

     The CIBU manages the development, sales, and marketing of domestic, non-regulated wholesale energy and energy-related products and services. Most of the CIBU's revenues are derived from the sales of such products and services to external, end-use customers. In addition, some of the CIBU's activities are conducted through joint-venture affiliates, including the construction and sale or lease of cogeneration and trigeneration facilities to large commercial/industrial customers and energy management services to third parties.

     The IBU directs and manages all of the Company's international business holdings, which include wholly-owned subsidiaries and equity investments. Revenues and equity earnings from unconsolidated companies are primarily derived from energy-related businesses.

     Transfer pricing for sales of electric energy and sales of electric and gas transmission and distribution services between the ECBU and EDBU are derived from the operating utilities' retail and wholesale rate structures.



Financial  results by business unit for the quarters  ended March 31, 1999,  and
1998, and Total Segments Assets at March 31, 1999, and December 31, 1998, are as
follows:
                                                                       1999
                                                                                              All      Reconciling
                                               Cinergy Business Units                        Other     Eliminations
                          ECBU         EDBU        CIBU         IBU         Total             (1)          (2)         Consolidated
                      -------------------------------------------------------------------------------------------------------------
(in thousands)
Operating Revenues -
  External Customers  $  503,638    $  868,367    $17,400    $ 12,874    $1,402,279         $  -        $    -          $1,402,279
Intersegment Revenues    456,536          -          -           -          456,536            -         (456,536)            -
Segment Profit (Loss)
  Before Taxes            83,317       102,754     (2,729)     24,136       207,478          (1,305)         -             206,173

Total Segment Assets
  at March 31, 1999   $5,081,083    $3,897,368    $46,876    $789,840    $9,815,167         $30,981     $    -          $9,846,148



                                                                            1998
                                                                                              All      Reconciling
                                               Cinergy Business Units                        Other     Eliminations
                          ECBU         EDBU        CIBU         IBU         Total             (1)          (2)         Consolidated
                      -------------------------------------------------------------------------------------------------------------
(in thousands)
Operating Revenues -
  External Customers  $  502,098    $  832,452    $13,765    $    146    $ 1,348,461       $   -        $    -          $ 1,348,461
Intersegment Revenues    434,931          -          -           -           434,931           -         (434,931)             -
Segment Profit (Loss)
  Before Taxes            91,153        90,572     (3,268)       (961)       177,496        (11,554)         -              165,942

Total Segment Assets
  at December 31,
  1998                $5,474,428    $3,987,055    $42,107    $751,861    $10,255,451       $ 43,344     $    -          $10,298,795

1. The all other category represents miscellaneous corporate items, which are not allocated to business units for the purposes of segment profit measurement.

2. The reconciling eliminations category eliminates the intersegment revenues of the ECBU and the EDBU.


            ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                       CONDITION AND RESULTS OF OPERATIONS

Cinergy,  CG&E, PSI, and ULH&P
CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION Matters discussed in this "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" reflect and elucidate Cinergy's corporate vision of the future and, as a part of that, outline goals and aspirations, as well as specific projections. These goals and projections are considered forward-looking statements and are based on management's beliefs, as well as certain assumptions made by management. Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. In addition to any assumptions and other factors that are referred to specifically in connection with these statements, other factors that could cause actual results to differ materially from those indicated in any forward-looking statements include, among others: factors generally affecting operations, such as unusual weather conditions, unscheduled generation outages; unusual maintenance or repairs, unanticipated changes in fuel costs, environmental incidents, or system constraints; legislative and regulatory initiatives regarding deregulation and restructuring of the industry; increased competition in the electric and gas utility environment; challenges related to Year 2000 readiness; regulatory factors; changes in accounting principles or policies; adverse political, legal, or economic conditions; changing market conditions; success of efforts to invest in and develop new opportunities in non-traditional business; availability or cost of capital; employee workforce factors; legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures; costs and effects of legal and administrative proceedings; changes in legislative requirements; and other risks. The SEC's rules do not require forward-looking statements to be revised or updated, and Cinergy does not intend to do so.

FINANCIAL CONDITION

Recent Developments

Cinergy
Acquisitions   During  the  first   quarter  of  1999,   Cinergy,   through  its
international subsidiaries, invested an additional $41 million in international unconsolidated subsidiaries.

Competitive Pressures

Cinergy, CG&E, PSI, and ULH&P
Ohio As discussed in the 1998 Form 10-K, electric restructuring legislation was reintroduced in 1999 in both houses of the Ohio General Assembly. These companion bills propose to give choice to all retail electric customers by January 1, 2001. As written, the legislation has not gained consensus among the stakeholders.

The Ohio Senate Ways and Means Committee has scheduled a vote on a deregulation bill during the second quarter of 1999 with a full senate vote scheduled if a bill is reported from committee. It is uncertain whether these efforts will produce legislation in Ohio in 1999.

Indiana As discussed in the 1998 Form 10-K, legislation by a large group of industrial customers was introduced into the Indiana legislature in January 1999. This legislation did not pass in the 1999 session of the Indiana General Assembly, which came to a close on April 29, 1999.

Regulatory Matters

Cinergy and PSI
Coal Contract Buyout Costs See Note 10 of the "Notes to Financial Statements" in "Part I. Financial Information."

Environmental Issues

Cinergy, CG&E, and PSI
Ozone Transport Rulemaking As discussed in the 1998 Form 10-K, in October 1998, the EPA finalized its Ozone Transport Rule (or NOx SIP Call). It applies to 22 states in the eastern half of the US, including the three states in which the Cinergy electric utilities operate, and also proposes a model NOx trading program. This rule recommends that states reduce NOx emissions from primarily industrial and utility sources to a certain limit by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate utility NOx reductions with a trading program into their SIPs. Ohio, Indiana, a number of other states, and various industry groups, including some of which Cinergy is a member, filed legal challenges to the NOx SIP Call in late 1998. Ohio and Indiana have also provided preliminary indications that they will seek fewer NOx reductions from the utility sector in their implementing regulations than the EPA has budgeted in its rulemaking.

On April 30, 1999, the EPA made an affirmative technical determination on the February 1998 northeast state CAAA Section 126 petitions seeking to reduce ozone in the eastern US. By affirming these Section 126 petitions the EPA makes a finding that the named Midwest stationary sources (including all of Cinergy's facilities) are significantly contributing to ozone problems in the northeast for both the one- and eight-hour ozone standard. The EPA has stated that the
Section 126 petitions and the NOx SIP call requirements should be coordinated. Therefore, the EPA will defer fully granting the relief sought by petitioners until the affected states file their proposed SIPs in September 1999.

Ambient Air Standards and Regional Haze As discussed in the 1998 Form 10-K, in 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter and was scheduled to finalize new regional haze rules by the summer of 1999. It is currently anticipated that the new ozone standard will not require additional utility NOx reductions beyond those resulting from the NOx SIP Call discussed above.

The EPA finalized the new regional haze rules on April 22, 1999. These rules established planning and emission reduction timelines for states to use to improve visibility in national parks throughout the US. The ultimate effect of the new regional haze rules could be requirements for newer and cleaner technologies and additional controls on conventional particulates and/or reductions in SO2 and NOx emissions from utility sources. If more utility emissions reductions are required, the compliance cost could be significant. The outcome or effects of the states' determination cannot currently be predicted.

Air Toxics As discussed in the 1998 Form 10-K, in November 1998, the EPA finalized its Mercury ICR. Pursuant to the ICR, all generating units must provide detailed information about coal use and mercury content. The EPA has since selected about 100 generating units for one-time stack sampling, including Cinergy's Gibson Unit No. 3 and the Wabash River Repowering Project. The EPA is planning to make its regulatory determination on the need for additional regulation by the fourth quarter of 2000. If more air toxics regulations are issued, the compliance cost could be significant. The outcome or effects of the EPA's determination cannot currently be predicted.

MGP Sites See Note 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P
New Accounting Standards See Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information."

Market Risk Sensitive Instruments and Positions

Cinergy, CG&E, and PSI
Energy Commodities Sensitivity The Company markets and trades electricity, natural gas, and other energy-related products. The Company utilizes over-the-counter forward and option contracts for the purchase and sale of electricity and also trades exchange-traded futures contracts. See Notes 4 and 5 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1998 Form 10-K.

Cinergy
Exchange Rate Sensitivity The Company utilizes foreign exchange forward contracts and currency swaps to hedge certain of its net investments in foreign operations. See Notes 4 and 5 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1998 Form 10-K.

Cinergy, CG&E, PSI, and ULH&P
Interest Rate Sensitivity The Company's net exposure to changes in interest rates primarily consists of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the Company's exposure to fluctuations in interest rates and to lower funding costs, the Company constantly evaluates the use of, and has entered into, interest rate swaps. See Notes 4 and 5 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1998 Form 10-K.

CAPITAL RESOURCES AND REQUIREMENTS

Cinergy, CG&E, PSI, and ULH&P
Long-term Debt For information regarding recent issuances and redemptions of long-term debt securities, see Notes 2 and 3 of the "Notes to Financial Statements" in "Part I. Financial Information."

As of April 30, 1999, CG&E and PSI have remaining state regulatory authority for long-term debt issuance of $200 million and $30 million, respectively.

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt Obligations representing notes payable and other short-term obligations (excluding notes payable to affiliated companies) at March 31, 1999, were as follows:

Cinergy

                                  Established
                                     Lines         Outstanding
                                          (in millions)
Cinergy
  Committed lines
    Acquisition line                $  160          $  160
    Revolving line                     600              -
  Commercial paper                      -              336
  Uncommitted line                      45              83*
Utility subsidiaries
  Committed lines                      215              -
  Uncommitted lines                    410             180
  Pollution control notes              267             267
Non-utility subsidiary                 130              27
                                    ------          ------

Total                               $1,827          $1,053

* Excess over Established Line represents amount sold by dealers to other investors.

CG&E

                                  Established
                                     Lines         Outstanding
                                          (in millions)

Committed lines                      $ 85             $ -
Uncommitted lines                     215              105
Pollution control notes               184              184
                                     ----             ----

Total                                $484             $289

PSI
                                  Established
                                     Lines         Outstanding
                                          (in millions)

Committed lines                      $130             $ -
Uncommitted lines                     195               75
Pollution control notes                83               83
                                     ----             ----

Total                                $408             $158

Cinergy, CG&E, and PSI
Cinergy's committed lines are comprised of an acquisition line and a revolving line. The established revolving line also provides credit support for Cinergy's commercial paper program, which is limited to a maximum principal amount of $400 million. The proceeds from the commercial paper sales were used for general corporate purposes.

The established committed lines for CG&E and PSI each include $75 million designated as backup for certain of the uncommitted lines at March 31, 1999. CG&E and PSI also have the capacity to issue commercial paper that must be supported by committed lines of the respective company. Neither CG&E nor PSI issued commercial paper during the first quarter of 1999.

Both CG&E and PSI have issued variable rate pollution control notes. Holders of these pollution control notes have the right to put their notes on any business day. Accordingly, these issuances are reflected in the Consolidated Balance Sheets as "Notes payable and other short-term obligations."

Cinergy
Global Resources established a $100 million revolving credit agreement in 1998, which was due to expire in March 1999 and has been extended to June 29, 1999.

Cinergy, CG&E, PSI, and ULH&P
Year 2000 The Year 2000 issue generally exists because many computer systems and applications, including those embedded in equipment and facilities, use two-digit rather than four-digit date fields to designate an applicable year. As a result, the systems and applications may not properly recognize dates including and beyond the year 2000 or accurately process data in which such dates are included, potentially causing data miscalculations and inaccuracies or operational malfunctions and failures, which could materially affect a business's financial condition, results of operations, and cash flows.

Cinergy has established a centrally-managed, company-wide initiative, known as the Cinergy Year 2000 Readiness Program, to identify, evaluate, and address Year 2000 issues. The Cinergy Year 2000 Readiness Program, which began in the fourth quarter of 1996, is generally focused on three elements that are integral to this initiative: (1) business continuity, (2) risk management, and (3) regulatory compliance. Business continuity includes providing reliable electric and gas supply and service in a safe and cost-effective manner. This element encompasses mission-critical generation, transmission, and distribution systems and related infrastructure, as well as operational and financial IT systems and applications, end-user computing resources, and building systems (such as security, elevator, and heating and cooling systems). Risk management includes a review of the Year 2000 readiness efforts of Cinergy's critical suppliers, key customers and other principal business partners, and, as appropriate, the development of joint business support, contingency plans, and the inclusion of Year 2000 concerns as a regular part of the due diligence process in any new business venture. Regulatory compliance includes communications with regulatory agencies, other utilities, and various industry groups. While this initiative is broad in scope, it has been structured to identify and prioritize efforts for mission-critical electric and gas systems and services and key business partners.

Under the Cinergy Year 2000 Readiness Program, Cinergy has established a target date of June 30, 1999, for the remediation and testing of its mission-critical generation, transmission, and distribution systems (gas and electric). An innovative remediation and testing effort which Cinergy has initiated involves operating several electric-generating units with post Year 2000 dates. Cinergy's experience has been that those units have continued to operate without any material adverse result relating to a Year 2000 issue. Cinergy's progress to date ranges from approximately 95% regarding IT systems to approximately 87% regarding assessment of critical suppliers.

Cinergy has also reviewed its existing contingency and business continuity plans and modified them in light of the Year 2000 issue. Contingency planning to maintain and restore service in the event of natural and other disasters (including software- and hardware-related problems) has been part of Cinergy's standard operation for many years, and Cinergy is working to leverage this experience in the review of existing plans to address Year 2000-related challenges. These reviews have assessed the potential for business disruption in various scenarios, including the most reasonably likely worst-case scenario, and to provide for key operational back up, recovery, and restoration alternatives.

Cinergy cannot guarantee that third parties on whom it depends for essential goods and services (those where the interruption of the supply of such goods and services could lead to issues involving the safety of employees, customers, or the public; the continued reliable delivery of gas and/or electricity; and the ability to comply with applicable laws or regulations) will convert their mission-critical systems and processes in a timely manner. Failure or delay by any of these third parties could significantly disrupt business. However, to address this issue, Cinergy has established a supplier compliance program, and is working with its critical suppliers in an effort to minimize such risks.

In addition, Cinergy is coordinating its findings and other issues with other utilities and various industry groups via the Electric Power Research Institute Year 2000 Embedded Systems Project and the Year 2000 Readiness Assessment Program of the NERC, acting at the request of the DOE. The DOE has asked NERC to report on the integrity of the transmission system for North America and to coordinate and assess the preparation of the electric systems in North America for the Year 2000. NERC submitted its initial quarterly status report and coordination plan to the DOE in September 1998, and a second quarterly status report for the fourth quarter of 1998 was submitted on January 11, 1999. A third quarterly status report for the first quarter of 1999 was submitted on April 30, 1999.

Cinergy currently estimates that the total cost for the inventory, assessment, remediation, testing, and upgrading of its systems as a result of the Year 2000 effort is approximately $13 million. Approximately $12 million in expenses have been incurred through March 31, 1999, for such things as external labor, for hardware and software upgrades, and for Cinergy employees who are dedicated full-time to the Cinergy Year 2000 Readiness Program. The timing of these expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Cinergy anticipates that a portion of its Year 2000 expenses will not be incremental costs, but rather, will represent the redeployment of existing IT resources. Since its formation, Cinergy has incurred, and will continue to incur, significant capital improvement costs related to planned system upgrades or replacements required in the normal course of business. These costs have not been accelerated as a result of the Year 2000 issue.

The above information is based on Cinergy's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third-party modification actions, and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others, the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third-party suppliers, and similar uncertainties.

The above information is a Year 2000 Readiness Disclosure pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.

Cinergy
Other Commitments At March 31, 1999, Cinergy had issued $297 million in guarantees primarily related to the energy marketing and trading activities of its subsidiaries and affiliates. In addition, Cinergy had guaranteed $258 million of the debt securities of its subsidiaries and affiliates.

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
Reference is made to "Item 1. Financial Statements" in "Part I. Financial Information."


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cinergy, CG&E, PSI, and ULH&P
Reference  is made to the "Market  Risk  Sensitive  Instruments  and  Positions"
section in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" and Notes 4 and 5 of the "Notes to Financial Statements" in "Part I. Financial Information."

                           PART II. OTHER INFORMATION

                            ITEM 1. LEGAL PROCEEDINGS

Cinergy, CG&E, and PSI
Manufactured Gas Plant Sites

See Note 6 of the "Notes to Financial Statements" in Part I. Financial Information.


           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


Cinergy
The annual meeting of shareholders of Cinergy was held April 21, 1999, in Cincinnati, Ohio.

At the meeting, six Class II directors were elected to the board of Cinergy to serve three-year terms, expiring in 2002, as set forth below:

                                   Votes                           Votes
       Class II                     For                          Withheld

Melvin Perelman, Ph.D.          128,436,454                      2,555,756
Thomas E. Petry                 128,566,730                      2,425,480
Jackson H. Randolph             128,212,529                      2,779,681
Mary L. Schapiro                128,329,336                      2,662,874
Philip R. Sharp, Ph.D.          128,557,852                     2,434,358
Dudley S. Taft                  128,586,398                      2,405,812

Also at the meeting, the following matters were submitted to a vote of security holders:

                                            Votes         Votes         Votes
                  Item                       For         Against       Abstain

Approval of Amended and Restated Cinergy
  Corp. Retirement Plan for Directors    107,613,574    21,666,413    1,712,217
Approval of Cinergy Corp. Directors'
  Equity Compensation Plan               112,705,936    16,438,145    1,848,122
Adoption of Amendment to Article III,
  Section 3.1, of the Company's By-laws  127,811,378     4,740,599    1,979,187

CG&E
(a) In lieu of the annual meeting of shareholders of CG&E, a resolution was duly adopted via unanimous written consent of CG&E's sole shareholder, effective April 20, 1999.

(b) The following members of the Board of Directors were elected via unanimous written consent of the sole shareholder of CG&E, in lieu of its annual meeting, for one-year terms expiring in 2000:

                                Jackson H. Randolph
                                James E. Rogers
                                James L. Turner

PSI
(a) The annual meeting of shareholders of PSI was held April 21, 1999, in Cincinnati, Ohio.

(b) Proxies were not solicited for the annual meeting, at which the Board of Directors was re-elected in its entirety (see (c) below).

(c) The following members of the Board of Directors were unanimously re-elected at the annual meeting for one-year terms expiring in 2000:

                                James K. Baker
                                Michael G. Browning
                                John A. Hillenbrand II
                                John M. Mutz
                                Jackson H. Randolph
                                James E. Rogers

ULH&P
Omitted pursuant to Instruction H(2)(b).


                            ITEM 5. OTHER INFORMATION

Cinergy and PSI
On April 20, 1999, the Company announced that John M. Mutz will retire May 31, 1999, as president of PSI. Mr. Mutz has served as president of PSI since October 1993.


                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits identified with a pound sign (#) are being filed herewith by the registrant identified in the exhibit discussion below and are incorporated herein by reference with respect to any other designated registrant. Exhibits not so identified are filed herewith:

       Exhibit
     Designation                 Nature of Exhibit

Cinergy
     3-a  By-laws of Cinergy, as amended on April 21, 1999.

     4-a Indenture between Cinergy and Fifth Third Bank, as Trustee, dated as of April 15, 1999.

Cinergy and PSI
     4-b #Fifty-second Supplemental Indenture between PSI and LaSalle National Bank, as Trustee, dated as of April 30, 1999. (Exhibit to PSI's March 31, 1999, Form 10-Q in File No. 1-3543.)

     4-c #Sixth Supplemental Indenture between PSI and Fifth Third Bank, as Trustee, dated as of April 30, 1999. (Exhibit to PSI's March 31, 1999, Form 10-Q in File No. 1-3543.)

Cinergy, CG&E, and PSI
     10-a #First Amended and Restated Employment Agreement dated March 1, 1999, between Cinergy, Cinergy Services, Inc., CG&E, PSI, and Cheryl M. Foley. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

       Exhibit
     Designation                    Nature of Exhibit

     10-b #First Amended and Restated Employment Agreement dated March 1, 1999, between Cinergy, Cinergy Services, Inc., CG&E, PSI, and William J. Grealis. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

     10-c #Employment  Agreement dated July 1, 1998,  between  Cinergy,  Cinergy
          Services, Inc., CG&E, PSI, and M. Stephen Harkness. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

     10-d #First Amended and Restated Employment Agreement dated March 1, 1999, between Cinergy, Cinergy Services, Inc., CG&E, PSI, and Donald B. Ingle, Jr. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

     10-e #First Amended and Restated Employment Agreement dated March 1, 1999, between Cinergy, Cinergy Services, Inc., CG&E, PSI, and Madeleine W. Ludlow. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

     10-f #Employment  Agreement dated July 1, 1998,  between  Cinergy,  Cinergy
          Services, Inc., CG&E, PSI, and William L. Sheafer. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

     10-g #Employment  Agreement dated July 1, 1998,  between  Cinergy,  Cinergy
          Services, Inc., CG&E, PSI, and John P. Steffen. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

     10-h #Employment  Agreement  dated  February  16,  1999,  between  Cinergy,
          Cinergy Services, Inc., CG&E, PSI, and James L. Turner. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

     10-i #First Amended and Restated Employment Agreement dated March 1, 1999, between Cinergy, Cinergy Services, Inc., CG&E, PSI, and Charles J. Winger. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

     10-j #First Amended and Restated Employment Agreement dated March 1, 1999, between Cinergy, Cinergy Services, Inc., CG&E, PSI, and Larry E. Thomas. (Exhibit to Cinergy's March 31, 1999, Form 10-Q in File No. 1-11377.)

Cinergy, CG&E, PSI, and ULH&P
     27   Financial Data Schedules (included in electronic submission only)

The following reports on Form 8-K were filed during the quarter ended March 31, 1999.

   Date of Report                         Item Filed

Cinergy

December 31, 1998     Item 5.  Other Events
                      Item 7.  Financial Statements and Exhibits

                                   SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy, CG&E, PSI, and ULH&P believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy, CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

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

                                                  CINERGY CORP.
                                        THE CINCINNATI GAS & ELECTRIC COMPANY
                                                 PSI ENERGY, INC.
                                       THE UNION LIGHT, HEAT AND POWER COMPANY
                                                   Registrants






Date:  May 13, 1999                           /s/Bernard F. Roberts
                                      ---------------------------------------
                                                 Bernard F. Roberts
                                              Duly Authorized Officer
                                                        and
                                              Chief Accounting Officer