Form 10-Q
period 1999-06-30
CINCINNATI GAS & ELECTRIC CO
filed 1999-08-13
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark  One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from               to

  Commission        Registrant, State of Incorporation,        I.R.S. Employer
 File Number           Address, and Telephone Number          Identification No.

   1-11377                      CINERGY CORP.                    31-1385023
                         (A Delaware Corporation)
                          139 East Fourth Street
                          Cincinnati, Ohio 45202
                               (513) 287-2644

   1-1232           THE CINCINNATI GAS & ELECTRIC COMPANY        31-0240030
                          (An Ohio Corporation)
                         139 East Fourth Street
                         Cincinnati, Ohio 45202
                             (513) 287-2644

   1-3543                   PSI ENERGY, INC.                     35-0594457
                         An Indiana Corporation)
                          1000 East Main Street
                        Plainfield, Indiana 46168
                              (317) 839-9611

   2-7793          THE UNION LIGHT, HEAT AND POWER COMPANY       31-0473080
                          (A Kentucky Corporation)
                           139 East Fourth Street
                           Cincinnati, Ohio 45202
                               (513) 287-2644

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

As of July 31, 1999, shares of Common Stock outstanding for each registrant were as listed:

                       Company                                   _     Shares _
---------------------------------------------------------           ------------
Cinergy Corp., par value $.01 per share                              158,886,167
The Cincinnati Gas & Electric Company, par value $8.50
  per share                                                           89,663,086
PSI Energy, Inc., without par value, stated value $.01
  per share                                                           53,913,701
The Union Light, Heat and Power Company, par value $15.00
  per share                                                              585,333

                                TABLE OF CONTENTS


 Item                                                               Page
Number                                                             Number

       Glossary of Terms . . . . . . . . . . . . . . . . . . .        3

                         PART I.  FINANCIAL INFORMATION

  1    Financial Statements
       Cinergy Corp.
         Consolidated Balance Sheets . . . . . . . . . . . . .        7
         Consolidated Statements of Income (Loss). . . . . . .        9
         Consolidated Statements of Changes in Common
           Stock Equity. . . . . . . . . . . . . . . . . . . .       10
         Consolidated Statements of Cash Flows . . . . . . . .       12
         Results of Operations . . . . . . . . . . . . . . . .       13
       The Cincinnati Gas & Electric Company
         Consolidated Balance Sheets . . . . . . . . . . . . .       21
         Consolidated Statements of Income and Comprehensive
           Income. . . . . . . . . . . . . . . . . . . . . . .       23
         Consolidated Statements of Cash Flows . . . . . . . .       24
         Results of Operations . . . . . . . . . . . . . . . .       25
       PSI Energy, Inc.
          Consolidated Balance Sheets. . .  . . . . . . . . .        31
          Consolidated Statements of Income (Loss) and
            Comprehensive Income (Loss). . . . . . . . . . . .       33
          Consolidated Statements of Cash Flows. . . . . . . .       34
         Results of Operations . . . . . . . . . . . . . . . .       35
       The Union Light, Heat and Power Company
         Balance Sheets. . . . . . . . . . . . . . . . . . . .       40
         Statements of Income (Loss) . . . . . . . . . . . . .       42
         Statements of Cash Flows. . . . . . . . . . . . . . .       43
         Results of Operations . . . . . . . . . . . . . . . .       44
       Notes to Financial Statements . . . . . . . . . . . . .       47
  2    Management's Discussion and Analysis of Financial
         Condition and Results of Operations . . . . . . . . .       56
  3    Quantitative and Qualitative Disclosures About
         Market Risk . . . . . . . . . . . . . . . . . . . . .       64

                           PART II. OTHER INFORMATION

  1    Legal Proceedings . . . . . . . . . . . . . . . . . . .       65
  6    Exhibits and Reports on Form 8-K. . . . . . . . . . . .       65
       Signatures. . . . . . . . . . . . . . . . . . . . . . .       66

                                GLOSSARY OF TERMS

The following abbreviations or acronyms used in the text of this combined Form 10-Q are defined below:

    TERM                                   DEFINITION
--------------    ------------------------------------------------------

1998 Form         Combined 1998 Annual Report on Form 10-K filed separately by
  10-K              Cinergy, CG&E, PSI, and ULH&P

Avon Energy       Avon Energy Partners Holdings, an Unlimited Liability
                    Company and its wholly-owned subsidiary Avon Energy Partners PLC, a Limited Liability Company

Beckjord          CG&E's W.C. Beckjord Generating Station (steam electric
                    generating plant)

CAAA              Clean Air Act Amendments of 1990

Cayuga            PSI's Cayuga Generating Station (steam electric generating plant)

CC&T              Cinergy Capital & Trading, Inc. (a subsidiary of
                    Investments)

CERCLA            Comprehensive Environmental Response, Compensation and
                    Liability Act

CG&E              The Cincinnati Gas & Electric Company (a subsidiary of
                    Cinergy)

CIBU              Cinergy Investments Business Unit

Cinergy or        Cinergy Corp.
  Company

CM&T              Cinergy Marketing & Trading, LLC (a subsidiary of CC&T),
                    formerly Producers Energy Marketing, LLC (ProEnergy), which is engaged in the marketing of natural gas

Committed Lines   A line of credit providing short-term loans on a
                    committed basis

Court of Appeals  U.S. Circuit Court of Appeals for the District of Columbia

Destec            Destec Energy, Inc.

DOE               United States Department of Energy

Dynegy            Dynegy Inc.

ECBU              Energy Commodities Business Unit

EDBU              Energy Delivery Business Unit

EITF Issue 98-10  Emerging Issues Task Force Issue No. 98-10, Accounting for
                    Contracts Involved in Energy Trading and Risk Management Activities

EPA               United States Environmental Protection Agency

EPS               Earnings per share

FASB              Financial Accounting Standards Board

FERC              Federal Energy Regulatory Commission

    TERM                                   DEFINITION
--------------    ------------------------------------------------------


Gibson            PSI's Gibson Generating Station (steam electric generating plant)

Global Resources  Cinergy Global Resources, Inc. (a subsidiary of Cinergy)

GPU               GPU Inc.

House             U.S. House of Representatives

IBU               International Business Unit

ICR               Mercury Information Collection Request

IDEM              Indiana Department of Environmental Management

IGC               Indiana Gas Company, Inc., formerly Indiana Gas and Water
                    Company, Inc.

Investments       Cinergy Investments, Inc. (a subsidiary of Cinergy)

IT                Information Technology

IURC              Indiana Utility Regulatory Commission

JUMPS(sm)         Junior Maturing Principal Securities

KWh               Kilowatt-hour

mcf               Thousand cubic feet

MGP               Manufactured gas plant

Midlands          Midlands Electricity plc, a United Kingdom regional electric company (a wholly-owned subsidiary of Avon Energy)

Midwest ISO       Midwest Independent System Operator

MW                Megawatts

N/A               Not applicable

NERC              North American Electric Reliability Council

NIPSCO            Northern Indiana Public Service Company

NOx               Nitrogen oxide

NSR               New Source Review

PSI               PSI Energy, Inc. (a subsidiary of Cinergy)

PUCO              Public Utilities Commission of Ohio

PUHCA             Public Utility Holding Company Act of 1935

SEC               United States Securities and Exchange Commission

Senate            U.S. Senate

    TERM                                   DEFINITION
--------------    ------------------------------------------------------
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

SIP               State Implementation Plan

SO2               Sulfur dioxide

Statement 131     Statement of Financial Accounting Standards No. 131,
                    Disclosures About Segments of an Enterprise and Related Information

Statement 133     Statement of Financial Accounting Standards No. 133,
                    Accounting for Derivative Instruments and Hedging
                    Activities

Statement 137     Statement of Financial Accounting Standards No. 137,
                    Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement 133

UCC               The Indiana Office of the Utility Consumer Counselor

ULH&P             The Union Light, Heat and Power Company (a wholly-owned
                    subsidiary of CG&E)

Uncommitted       A line of credit providing short-term loans on an
  Lines             uncommitted basis

US                United States

WVPA              Wabash Valley Power Association, Inc.

Zimmer            CG&E's William H. Zimmer Generating Station (steam
                    electric generating plant)

                                  CINERGY CORP.
                            AND SUBSIDIARY COMPANIES

                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                       June 30     December 31
                                                         1999         1998
                                                     (unaudited)
                                                       (dollars in thousands)
Current Assets

  Cash and temporary cash investments                $    77,059   $   100,154
  Restricted deposits                                      1,340         3,587
  Accounts receivable less accumulated provision
    for doubtful accounts of $31,321 at June
    30, 1999, and $25,622 at December 31, 1998           400,493       580,305
  Materials, supplies, and fuel - at average cost        197,423       202,747
  Energy risk management assets                          185,592       283,924
  Prepayments and other                                   88,551        74,913
                                                     -----------   -----------
                                                         950,458     1,245,630

Utility Plant - Original Cost
  In service
    Electric                                           9,295,375     9,222,261
    Gas                                                  803,473       786,188
    Common                                               198,067       186,364
                                                     -----------   -----------
                                                      10,296,915    10,194,813
  Accumulated depreciation                             4,167,497     4,040,247
                                                     -----------   -----------
                                                       6,129,418     6,154,566
  Construction work in progress                          240,810       189,883
                                                     -----------   -----------
    Total utility plant                                6,370,228     6,344,449

Other Assets
  Regulatory assets                                      911,754       970,767
  Investments in unconsolidated subsidiaries             616,347       574,401
  Energy risk management assets                           52,825        73,662
  Other                                                  491,237       478,472
                                                     -----------   -----------
                                                       2,072,163     2,097,302

                                                     $ 9,392,849   $ 9,687,381


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                       June 30    December 31
                                                         1999         1998
                                                      (unaudited)
                                                        (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  516,458    $  668,860
  Accrued taxes                                          207,873       228,347
  Accrued interest                                        47,017        51,679
  Notes payable and other short-term obligations         837,184       903,700
  Long-term debt due within one year                      25,959       136,000
  Energy risk management liabilities                     264,639       398,538
  Other                                                   77,945        93,376
                                                      ----------    ----------
                                                       1,977,075     2,480,500

Non-Current Liabilities
  Long-term debt                                       2,782,798     2,604,467
  Deferred income taxes                                1,105,478     1,091,075
  Unamortized investment tax credits                     152,004       156,757
  Accrued pension and other postretirement
    benefit costs                                        333,703       315,147
  Energy risk management liabilities                     101,924       107,194
  Other                                                  264,825       298,370
                                                      ----------    ----------
                                                       4,740,732     4,573,010

    Total liabilities                                  6,717,807     7,053,510

Cumulative Preferred Stock of Subsidiaries
  Not subject to mandatory redemption                     92,606        92,640

Common Stock Equity
  Common stock - $.01 par value;  authorized
    shares - 600,000,000;  outstanding shares -
    158,886,167 at June 30, 1999, and
    158,664,532 at December 31, 1998                       1,589         1,587
  Paid-in capital                                      1,602,608     1,595,237
  Retained earnings                                      988,598       945,214
  Accumulated other comprehensive loss                   (10,359)         (807)
                                                      ----------    ----------
    Total common stock equity                          2,582,436     2,541,231

                                                      $9,392,849    $9,687,381


                                  CINERGY CORP.
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (unaudited)
                                                Quarter Ended                  Year to Date
                                                   June 30                       June 30
                                              1999          1998             1999         1998
                                                    (in thousands, except per share amounts)

Operating Revenues
  Electric                                $  942,093     $1,021,922      $1,910,625    $2,180,646
  Gas                                        328,667        142,247         749,975       327,093
  Other                                        4,639          3,540          17,078         8,431
                                          ----------     ----------      ----------    ----------
                                           1,275,399      1,167,709       2,677,678     2,516,170

Operating Expenses
  Fuel and purchased and exchanged power     451,066        595,467         884,235     1,247,871
  Gas purchased                              293,513        112,757         627,915       220,343
  Other operation and maintenance            236,432        307,384         480,980       520,077
  Depreciation and amortization               88,201         80,751         174,678       160,686
  Taxes other than income taxes               69,077         68,644         138,611       138,779
                                          ----------     ----------      ----------    ----------
                                           1,138,289      1,165,003       2,306,419     2,287,756

Operating Income                             137,110          2,706         371,259       228,414

Equity in Earnings of Unconsolidated
  Subsidiaries                                13,022          9,717          57,704        21,571

Other Income and (Expenses) - Net                192             80         (11,694)      (11,735)

Interest                                      60,781         60,755         121,553       120,560
                                          ----------     ----------      ----------    ----------

Income (Loss) Before Taxes                    89,543        (48,252)        295,716       117,690

Income Taxes                                  29,120        (23,685)        106,684        33,764

Preferred Dividend Requirements
  of Subsidiaries                              1,365          1,366           2,729         3,788
                                          ----------     ----------      ----------    ----------

Net Income (Loss)                         $   59,058     $  (25,933)     $  186,303    $   80,138

Earnings Per Common Share
  Basic                                        $0.37         $(0.16)          $1.17         $0.51
  Assuming dilution                            $0.37         $(0.16)          $1.17         $0.51

Dividends Declared Per Common Share            $0.45         $ 0.45           $0.90         $0.90

Average Common Shares Outstanding
  Basic                                      158,877        158,018         158,812       157,892
  Common stock options                           418            689             415           738
  Contingently issuable common stock              26            113              19           118
                                             -------        -------         -------       -------
  Assuming dilution                          159,321        158,820         159,246       158,748

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY
                             (dollars in thousands)
                                   (unaudited)

                                                                                   Accumulated
                                                                                      Other             Total              Total
                                     Common         Paid-in        Retained       Comprehensive     Comprehensive       Common Stock
                                     Stock          Capital        Earnings           Loss          Income (Loss)          Equity
Quarter Ended June 30, 1999

Balance at April 1, 1999             $1,588       $1,598,884      $1,001,034        $ (9,273)                            $2,592,233
Comprehensive income
  Net income                                                          59,058                           $ 59,058              59,058
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (1,581)             (1,581)
    Unrealized gain on grantor
      trust                                                                                                 495                 495
                                                                                                       --------
    Other comprehensive income
      (loss) total                                                                    (1,086)            (1,086)
                                                                                                       --------
Comprehensive income (loss) total                                                                      $ 57,972
                                                                                                       ========
Issuance of 106,267 shares of
  common stock - net                      1            2,299                                                                  2,300
Treasury shares reissued                               1,425                                                                  1,425
Dividends on common stock (see
  page 9 for per share amounts)                                      (71,492)                                               (71,492)
Other                                                                     (2)                                                    (2)
                                     ------       ----------      ----------        --------                             ----------

Balance at June 30, 1999             $1,589       $1,602,608      $  988,598        $(10,359)                            $2,582,436

Quarter Ended June 30, 1998

Balance at April 1, 1998             $1,578       $1,574,080      $1,002,495        $ (3,279)                            $2,574,874
Comprehensive income
  Net income (loss)                                                  (25,933)                          $(25,933)            (25,933)
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                            (51)                (51)
                                                                                                       --------
    Other comprehensive income
      (loss) total                                                                       (51)               (51)
                                                                                                       --------
Comprehensive income (loss) total                                                                      $(25,984)
                                                                                                       ========
Issuance of 771,258 shares of
  common stock - net                      7           26,504                                                                 26,511
Treasury shares purchased                (1)          (3,502)                                                                (3,503)
Treasury shares reissued                  1            2,329                                                                  2,330
Dividends on common stock (see
  page 9 for per share amounts)                                      (71,006)                                               (71,006)
Other                                                     24                                                                     24
                                     ------       ----------      ----------        --------                             ----------

Balance at June 30, 1998             $1,585       $1,599,435      $  905,556        $ (3,330)                            $2,503,246


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.


                                  CINERGY CORP.
      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY (CONTINUED)
                             (dollars in thousands)
                                   (unaudited)


                                                                                 Accumulated
                                                                                    Other              Total              Total
                                    Common       Paid-in        Retained        Comprehensive      Comprehensive       Common Stock
                                    Stock        Capital        Earnings            Loss               Income             Equity
Six Months Ended June 30, 1999

Balance January 1, 1999            $1,587      $1,595,237       $ 945,214         $   (807)                             $2,541,231
Comprehensive income
  Net income                                                      186,303                            $186,303              186,303
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                      (10,032)             (10,032)
    Unrealized gain on grantor
      trust                                                                                               480                  480
                                                                                                     --------
    Other comprehensive income
      (loss) total                                                                  (9,552)            (9,552)
                                                                                                     --------
Comprehensive income total                                                                           $176,751
                                                                                                     ========
Issuance of 221,635 shares of
  common stock - net                    2           4,277                                                                    4,279
Treasury shares purchased                            (233)                                                                    (233)
Treasury shares reissued                            3,327                                                                    3,327
Dividends on common stock (see
  page 9 for per share amounts)                                  (142,914)                                                (142,914)
Other                                                                  (5)                                                      (5)
                                   ------      ----------       ---------         --------                              ----------

Balance June 30, 1999              $1,589      $1,602,608       $ 988,598         $(10,359)                             $2,582,436

Six Months Ended June 30, 1998

Balance January 1, 1998            $1,577      $1,573,064       $ 967,420         $ (2,861)                             $2,539,200
Comprehensive income
  Net income                                                       80,138                            $ 80,138               80,138
  Other comprehensive income,
      net of tax
    Foreign currency translation
      adjustment                                                                                         (418)                (418)
    Minimum pension liability
      adjustment                                                                                          (51)                 (51)
                                                                                                     --------
    Other comprehensive income
      (loss) total                                                                    (469)              (469)
                                                                                                     --------
Comprehensive income total                                                                           $ 79,669
                                                                                                     ========
Issuance of 790,620 shares of
  common stock - net                    8          26,793                                                                   26,801
Treasury shares purchased              (2)         (4,932)                                                                  (4,934)
Treasury shares reissued                2           4,478                                                                    4,480
Dividends on common stock (see
  page 9 for per share amounts)                                  (142,000)                                                (142,000)
Other                                                  32              (2)                                                      30
                                   ------      ----------       ---------         --------                              ----------

Balance June 30, 1998              $1,585      $1,599,435       $ 905,556         $ (3,330)                             $2,503,246


The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)

                                                             Year to Date
                                                                June 30
                                                           1999         1998
                                                             (in thousands)

Operating Activities
  Net income                                            $ 186,303     $  80,138
  Items providing (using) cash currently:
    Depreciation and amortization                         174,678       160,686
    WVPA settlement                                          -           80,000
    Deferred income taxes and investment
      tax credits - net                                    20,900       (61,871)
    Equity in earnings of unconsolidated
      subsidiaries                                        (45,687)      (21,571)
    Allowance for equity funds used during
      construction                                         (1,279)         (132)
    Regulatory assets - net                                14,925        18,208
    Changes in current assets and current
      liabilities
        Restricted deposits                                 2,247           812
        Accounts and notes receivable,
          net of reserves on receivables sold             179,251        (1,456)
        Materials, supplies, and fuel                       5,324        (4,667)
        Accounts payable                                 (152,402)       40,353
        Accrued taxes and interest                        (25,136)      (11,038)
        Energy risk management - net                      (20,000)       67,000
    Other items - net                                     (25,319)       23,519
                                                        ---------     ---------
          Net cash provided by operating
            activities                                    313,805       369,981

Financing Activities
  Issuance of common stock                                  4,279           290
  Issuance of long-term debt                              522,097       321,921
  Retirement of preferred stock of subsidiaries               (29)      (85,269)
  Redemption of long-term debt                           (455,657)     (220,409)
  Change in short-term debt                               (66,516)          972
  Dividends on common stock                              (142,914)     (141,599)
                                                        ---------     ---------
          Net cash used in financing activities          (138,740)     (124,094)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)           (174,705)     (144,524)
  Acquisition of businesses (net of cash acquired)           -          (46,141)
  Investments in unconsolidated subsidiaries              (23,455)      (21,598)
                                                        ---------     ---------
          Net cash used in investing activities          (198,160)     (212,263)

Net increase (decrease) in cash and temporary
  cash investments                                        (23,095)       33,624

Cash and temporary cash investments at beginning
  of period                                               100,154        53,310
                                                        ---------     ---------

Cash and temporary cash investments at end of period    $  77,059     $  86,934

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.

Below is information concerning the consolidated results of operations for Cinergy for the quarter and six months ended June 30, 1999. For information concerning the results of operations for each of the other registrants for the quarter and six months ended June 30, 1999, see the discussion under the heading "Results of Operations" following the financial statements of each registrant.


            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related KWh sales are shown below:




                                                 Quarter Ended
                                                    June 30
                                      Revenue                 KWh Sales
                                  -----------------------------------------
                                  1999       1998          1999       1998
                                  ----       ----          ----       -----
                                            ($ and KWh in millions)

Retail                            $623     $  608         11,521     11,207
Sales for resale                   285        403         10,652     16,373
Other                               34         11            185       -
                                  ----     ------         ------     -------
Total                             $942     $1,022         22,358     27,580



Electric operating revenues decreased $80 million (8%) for the quarter ended June 30, 1999, when compared to the same period for 1998. This decrease was primarily due to decreased volumes on non-firm power sales for resale transactions related to energy marketing and trading operations and milder weather. Partially offsetting the decline was an increase in the average price per KWh for non-firm power customers, higher retail and firm power KWh sales resulting from growth in the average number of residential and commercial customers, and increased international operations.




Gas Operating Revenues


The components of gas operating revenues and the related mcf sales are shown below:





                                              Quarter Ended
                                                 June 30
                                      Revenue               Mcf Sales
                                  --------------------------------------

                                  1999       1998       1999        1998
                                  ----       ----       ----        -----
                                           ($ and mcf in millions)
Sales for resale                  $266       $ 84        123          42
Retail                              52         49          6           6
Transportation                      11          9          9          14
                                  ----       ----        ---         ---
Total                             $329       $142        138          62


Gas operating revenues increased $187 million in the second quarter of 1999, when compared to the same period last year, primarily due to the gas operating revenues of CM&T, which was acquired in June 1998. Retail revenues increased primarily due to an increase in sales by the non-regulated businesses. Transportation revenues increased as more residential and commercial customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. This increase in transportation revenues was partially offset by a decrease in mcf transportation volumes resulting from the loss of a large industrial transportation customer during late 1998.


Other Revenues


Other revenues increased $1 million (31%) for the quarter ended June 30, 1999, over the same period of 1998. This increase was primarily the result of increased sales and new initiatives by certain of Cinergy's non-regulated entities.


Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:


                                              Quarter Ended
                                                 June 30

                                            1999        1998
                                              (in millions)

Fuel                                        $186        $155
Purchased and exchanged power                265         440
                                            ----        ----
Total                                       $451        $595


Electric fuel costs increased $31 million (20%) for the quarter ended June 30, 1999, as compared to the same period last year.

An analysis of these fuel costs is shown below:


                                              Quarter Ended
                                                 June 30
                                              (in millions)

Fuel expense - June 30, 1998                     $155
 Increase (Decrease) due to change in:

  Price of fuel                                    (2)
  Deferred fuel cost                               16
  KWh generation                                   11
  Other                                             6
                                                 ----

Fuel expense - June 30, 1999                     $186

Purchased and exchanged power expense decreased $175 million (40%) for the quarter ended June 30, 1999, as compared to the same period last year, primarily reflecting decreased purchases of non-firm power for resale to others as a result of a decline in sales for resale volumes in the energy marketing and trading operations. Additionally, during the quarter ended June 30, 1999, a favorable adjustment of $18 million after tax was recorded as a result of a re-evaluation of transactions included in the trading portfolio as of December 31, 1998, at the time of adoption of EITF Issue 98-10. Also contributing to the decline was the provision of $61 million of reserves for the energy marketing and trading business recorded during the second quarter of 1998.

Gas Purchased

Gas purchased for the quarter ended June 30, 1999, increased $181 million, when compared to the same period last year, primarily due to the gas purchased expenses of CM&T, which was acquired in June 1998. Partially offsetting this increase was a lower average cost per mcf of gas purchased.


Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                         Quarter Ended
                                            June 30

                                        1999     1998
                                         (in millions)

Other operation                         $172     $252
Maintenance                               64       55
                                        ----     ----
Total                                   $236     $307



Other operation expenses decreased $80 million (32%) for the quarter ended June 30, 1999, as compared to the same period last year. This decrease is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA. Also, during the second quarter of 1998, a provision of $4 million for potential bad debts related to certain energy marketing and trading accounts was recorded. This decrease was partially offset by the increased growth in expenses associated with existing and new initiatives by certain of Cinergy's consolidated non-regulated businesses.

Maintenance expenses increased $9 million (16%) for the quarter ended June 30, 1999, as compared to the same period of 1998. This increase is due to an increase in maintenance activities associated with planned outages at certain production facilities and other repairs performed at certain facilities.



Depreciation and Amortization

The components of depreciation and amortization expenses are shown below:



                                        Quarter Ended
                                           June 30

                                        1999     1998
                                        (in millions)

Depreciation                            $81       $74
Amortization of phase-in deferrals        6         6
Amortization of post-in-service
  deferred operating expenses             1         1
                                        ---       ---
Total                                   $88       $81

Depreciation expense increased $7 million (9%) for the quarter ended June 30, 1999, as compared to the same period last year, primarily due to additions to depreciable plant.

Equity in Earnings of Unconsolidated Subsidiaries

The $3 million (34%) increase in equity in earnings of unconsolidated subsidiaries for the quarter ended June 30, 1999, as compared to the same period of 1998, is primarily attributable to an increase in the earnings of Avon Energy resulting from increased profits related to Midlands' supply business and lower costs of purchased electricity. On July 15, 1999, Cinergy and GPU completed a transaction whereby GPU acquired Cinergy's 50% ownership interest in Avon Energy, the parent company of Midlands. (See Note 12 of the "Notes to Financial Statements" in "Part I. Financial Information.")





          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related KWh sales are shown below:

                                               Six Months Ended
                                                   June 30
                                       Revenue                KWh Sales

                                  1999         1998       1999         1998
                                           ($ and KWh in millions)

Retail                           $1,300       $1,242     23,796       22,885
Sales for resale                    551          918     21,346       38,106
Other                                60           21        358         -
                                 ------       ------     ------       ------
Total                            $1,911       $2,181     45,500       60,991



Electric operating revenues decreased $270 million (12%) for the six months ended June 30, 1999, from the comparable period of 1998. This decrease was primarily due to decreased volumes on non-firm power sales for resale transactions related to energy marketing and trading operations. Partially offsetting the decline was an increase in the average price per KWh for retail customers and non-firm power customers, higher retail and firm power KWh sales resulting from growth in the average number of residential and commercial customers, a return to more normal weather, and increased international operations for the six months ended June 30, 1999, as compared to 1998.



Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:


                                               Six Months Ended
                                                   June 30
                                       Revenue                Mcf Sales

                                  1999         1998       1999         1998
                                           ($ and mcf in millions)

Sales for resale                  $509         $ 84       265           42
Retail                             210          223        32           32
Transportation                      31           20        22           30
                                  ----         ----       ---          ---
Total                             $750         $327       319          104


Gas operating revenues increased $423 million for the six months ended June 30, 1999, when compared to the same period last year. This increase is primarily due to the gas operating revenues of CM&T, which was acquired in June 1998. Transportation revenues increased as customers continued the trend of purchasing gas directly from suppliers, using transportation services provided by CG&E. These increases were partially offset by a decline in retail sales due to a lower cost per mcf purchased that was passed on to the customer, and a reduction in the average number of retail, commercial, and industrial customers.



Other Revenues

Other revenues for the six months ended June 30, 1999, increased $9 million, over the same period of 1998. This increase was primarily the result of increased sales and new initiatives by certain of Cinergy's non-regulated entities.

Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                        Six Months Ended
                                             June 30

                                        1999         1998
                                          (in millions)

Fuel                                   $384        $  336
Purchased and exchanged power           500           912
                                       ----        ------
Total                                  $884        $1,248


Electric fuel costs increased $48 million (14%) for the first six months of 1999, as compared to the same period last year.

An analysis of these fuel costs is shown below:

                                             Six Months Ended
                                                 June 30
                                               (in millions)

Fuel expense - June 30, 1998                       $336
 Increase (Decrease) due to change in:
  Price of fuel                                      (4)
  Deferred fuel cost                                 21
  KWh generation                                     20
  Other                                              11
                                                   ----

Fuel expense - June 30, 1999                       $384


Purchased and exchanged power expense decreased $412 million (45%) for the six months ended June 30, 1999, when compared to the same period last year, primarily reflecting decreased purchases of non-firm power for resale to others as a result of a decline in sales for resale volumes in the energy marketing and trading operations. Additionally, during the quarter ended June 30, 1999, a favorable adjustment of $18 million after tax was recorded as a result of a re-evaluation of transactions included in the trading portfolio as of December 31, 1998, at the time of adoption of EITF Issue 98-10. Also contributing to the decline was the provision of $63 million of reserves for the energy marketing and trading business recorded during the six months ended June 30, 1998.

Gas Purchased

Gas purchased for the six months ended June 30, 1999, increased $408 million when compared to the same period last year, primarily due to the acquisition of CM&T in June 1998, and its related gas purchased expense. Slightly offsetting this increase is a lower average cost per mcf of gas paid by CG&E.




Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                        Six Months Ended
                                             June 30

                                        1999         1998
                                          (in millions)

Other operation                         $366         $425
Maintenance                              115           95
                                        ----         ----
Total                                   $481         $520




Other operation expenses decreased $59 million (14%) for the six months ended June 30, 1999, as compared to the same period last year. This decrease is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA. This decrease was partially offset by the increased growth in expenses associated with existing and new initiatives by certain of Cinergy's consolidated non-regulated businesses.

Maintenance expenses increased $20 million (21%) for the six months ended June 30, 1999, as compared to the same period last year. This increase is due to an increase in maintenance activities associated with planned outages at certain production facilities and other repairs performed at certain facilities.

Depreciation and Amortization




The components of depreciation and amortization expenses are shown below:

                                       Six Months Ended
                                            June 30

                                       1999         1998
                                         (in millions)

Depreciation                           $160         $148
Amortization of phase-in deferrals       13           11
Amortization of post-in-service
  deferred operating expenses             2            2
                                       ----         ----
Total                                  $175         $161


Depreciation expense increased $12 million (8%) for the six months ended June 30, 1999, as compared to the same period last year, primarily due to additions to depreciable plant. Amortization of phase-in deferrals reflects the PUCO ordered phase-in plan for Zimmer.


Equity in Earnings of Unconsolidated Subsidiaries

For the six months ended June 30, 1999, the equity in earnings of unconsolidated subsidiaries increased $36 million, as compared to the same period of last year. This increase is primarily attributable to an increase in the earnings of Avon Energy resulting from increased profits related to Midlands' supply business and lower costs of purchased electricity. On July 15, 1999, Cinergy and GPU completed a transaction whereby GPU acquired Cinergy's 50% ownership interest in Avon Energy, the parent company of Midlands. (See Note 12 of the "Notes to Financial Statements" in "Part I. Financial Information.")




Preferred Dividend Requirements of Subsidiaries

The decrease in preferred dividend requirements of subsidiaries of $1 million (28%) for the six months ended June 30, 1999, as compared to the same period of 1998, is primarily attributable to PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

                              THE CINCINNATI GAS &
                                ELECTRIC COMPANY
                            AND SUBSIDIARY COMPANIES


                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS


ASSETS
                                                       June 30     December 31
                                                         1999         1998
                                                     (unaudited)
                                                       (dollars in thousands)


Current Assets
  Cash and temporary cash investments               $   20,670     $   26,989
  Restricted deposits                                    1,173          1,173
  Notes receivable from affiliated companies            43,869         84,358
  Accounts receivable less accumulated provision
    for doubtful accounts of $18,406 at June 30,
    1999, and $17,607 at December 31, 1998             122,353        205,060
  Accounts receivable from affiliated companies          2,801         22,635
  Materials, supplies, and fuel - at average cost      105,004        115,294
  Energy risk management assets                         92,796        141,962
  Prepayments and other                                 48,384         40,158
                                                    ----------     ----------
                                                       437,050        637,629

Utility Plant - Original Cost
  In service
    Electric                                         4,838,075      4,806,958
    Gas                                                803,473        786,188
    Common                                             198,067        186,364
                                                    ----------     ----------
                                                     5,839,615      5,779,510
  Accumulated depreciation                           2,224,800      2,147,298
                                                    ----------     ----------
                                                     3,614,815      3,632,212
  Construction work in progress                        140,878        119,993
                                                    ----------     ----------
      Total utility plant                            3,755,693      3,752,205

Other Assets
  Regulatory assets                                    605,342        627,035
  Energy risk management assets                         26,412         36,831
  Other                                                100,354        100,061
                                                    ----------     ----------
                                                       732,108        763,927

                                                    $4,924,851     $5,153,761

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                      THE CINCINNATI GAS & ELECTRIC COMPANY



LIABILITIES AND SHAREHOLDER'S EQUITY
                                                      June 30      December 31
                                                        1999          1998
                                                    (unaudited)
                                                       (dollars in thousands)


Current Liabilities
  Accounts payable                                  $  212,082      $  282,743
  Accounts payable to affiliated companies              19,230          13,166
  Accrued taxes                                        123,430         151,455
  Accrued interest                                      20,286          20,571
  Long-term debt due within one year                    20,000         130,000
  Notes payable and other short-term obligations       265,924         189,283
  Notes payable to affiliated companies                  9,815          17,020
  Energy risk management liabilities                   132,319         199,269
  Other                                                 23,354          26,422
                                                    ----------      ----------
                                                       826,440       1,029,929

Non-Current Liabilities
  Long-term debt                                     1,220,001       1,219,778
  Deferred income taxes                                772,327         771,145
  Unamortized investment tax credits                   107,718         110,801
  Accrued pension and other postretirement
    benefit costs                                      151,897         146,361
  Energy risk management liabilities                    50,962          53,597
  Other                                                132,541         134,990
                                                    ----------      ----------
                                                     2,435,446       2,436,672

    Total liabilities                                3,261,886       3,466,601

Cumulative Preferred Stock
  Not subject to mandatory redemption                   20,687          20,717

Common Stock Equity
  Common stock - $8.50 par value;
    authorized shares - 120,000,000;  outstanding
    shares - 89,663,086 at June 30, 1999, and
    December 31, 1998                                  762,136         762,136
  Paid-in capital                                      553,931         553,926
  Retained earnings                                    327,335         351,505
  Accumulated other comprehensive loss                  (1,124)         (1,124)
                                                    ----------      ----------
    Total common stock equity                        1,642,278       1,666,443

                                                    $4,924,851      $5,153,761



                      THE CINCINNATI GAS & ELECTRIC COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
                                   (unaudited)

                                  Quarter Ended              Year To Date
                                     June 30                    June 30


                                1999         1998         1999          1998
                                               (in thousands)

Operating Revenues
  Electric                    $477,037     $539,642    $  958,623    $1,132,947
  Gas                           53,548       50,470       217,345       223,932
                              --------     --------    ----------    ----------
                               530,585      590,112     1,175,968     1,356,879

Operating Expenses
  Fuel and purchased and
    exchanged power            216,255      318,440       415,126       643,611
  Gas purchased                 20,428       21,657        99,306       118,245
  Other operation and
    maintenance                100,221      105,167       208,377       206,572
  Depreciation and
    amortization                50,726       47,950       101,296        95,610
  Taxes other than income
    taxes                       54,869       53,712       108,983       108,395
                              --------     --------    ----------    -----------
                               442,499      546,926       933,088     1,172,433

Operating Income                88,086       43,186       242,880       184,446

Other Income and (Expenses)
  - Net                            637         (365)         (624)       (2,859)

Interest                        24,571       25,173        48,978        51,962
                              --------     --------    ----------    -----------

Income Before Taxes             64,152       17,648       193,278       129,625

Income Taxes                    25,230        4,962        74,119        45,747
                              --------     --------    ----------    -----------

Net Income                    $ 38,922     $ 12,686    $  119,159    $   83,878

Preferred Dividend
  Requirement                      214          215           428           430
                              --------     --------    ----------    ----------

Net Income Applicable
  to Common Stock             $ 38,708     $ 12,471    $  118,731    $   83,448

Other Comprehensive Income
  (Loss), Net Of Tax              -            -             -             (155)
                              --------     --------    ----------    ----------
Comprehensive Income          $ 38,708     $ 12,471    $  118,731    $   83,293

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.


                     THE CINCINNATI GAS & ELECTRIC COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (unaudited)
                                                  Year to Date
                                                     June 30
                                               1999           1998
                                                  (in thousands)

Operating Activities
  Net income                                $ 119,159    $  83,878
  Items providing (using) cash currently:
    Depreciation and amortization             101,296       95,610
    Deferred income taxes and investment
      tax credits - net                         2,660      (14,433)
    Allowance for equity funds used during
      construction                             (1,284)        (107)
    Regulatory assets - net                     6,276        1,162
    Changes in current assets and current
      liabilities
        Accounts and notes receivable,
          net of reserves on receivables
          sold                                142,297      (22,325)
        Materials, supplies, and fuel          10,290       15,173
        Accounts payable                      (64,597)      20,257
        Accrued taxes and interest            (28,310)      10,775
        Energy risk management - net          (10,000)      59,000
    Other items - net                         (12,447)      (4,146)
                                            ---------    ----------
          Net cash provided by operating
            activities                        265,340      244,844

Financing Activities
  Issuance of long-term debt                     -         223,020
  Retirement of preferred stock                   (26)         (39)
  Redemption of long-term debt               (110,000)    (220,409)
  Change in short-term debt                    69,436      (75,891)
  Dividends on preferred stock                   (428)        (430)
  Dividends on common stock                  (142,900)     (85,200)
                                            ---------    ---------
          Net cash used in financing
            activities                       (183,918)    (158,949)

Investing Activities
  Construction expenditures
  (less allowance for equity funds
  used during construction)                   (87,741)     (75,571)
                                            ---------    ---------
          Net cash used in investing
            activities                        (87,741)     (75,571)

Net increase (decrease) in cash and
  temporary cash investments                   (6,319)      10,324

Cash and temporary cash investments at
  beginning of period                          26,989        2,349
                                            ---------    ---------

Cash and temporary cash investments at
  end of period                             $  20,670    $  12,673

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related KWh sales are shown below:


                                                 Quarter Ended
                                                   June 30
                                       Revenue           ____KWh Sales_   _
                                    1999      1998       1999       1998
                                             ($ and KWh in millions)

Retail                              $345      $342        5,629       5,496
Sales for resale                     126       194        4,754       7,824
Other                                  6         4         -           -
                                    ----      ----       ------      -------
Total                               $477      $540       10,383      13,320

Electric operating revenues decreased $63 million (12%) for the quarter ended June 30, 1999, when compared to the same period for 1998. This decrease was primarily due to decreased volumes on non-firm power sales for resale transactions related to Cinergy's energy marketing and trading operations. Partially offsetting the decline was higher retail KWh sales resulting from growth in the average number of residential and commercial customers.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:


                                                  Quarter Ended
                                                     June 30
                                        Revenue          ___ Mcf Sales

                                    1999        1998      1999        1998
                                    ----        ----      ----        ----
                                            ($ and mcf in millions)
Retail                               $43         $41         6           6
Transportation                        11           9         9          14
                                     ---         ---       ---         ---
Total                                $54         $50        15          20

Gas operating revenues increased $4 million (8%) in the second quarter of 1999, when compared to the same period last year. Transportation revenues increased as more residential and commercial customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E.





Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:


                                             Quarter Ended
                                                June 30

                                           1999        1998
                                             (in millions)

Fuel                                       $ 76        $ 78
Purchased and exchanged power               140         240
                                           ----        ----
Total                                      $216        $318

Electric fuel costs decreased $2 million (3%) for the quarter ended June 30, 1999, as compared to the same period last year.


An analysis of these fuel costs is shown below:

                                                  Quarter Ended
                                                     June 30
                                                  (in millions)

Fuel expense - June 30, 1998                          $78
 Increase (Decrease) due to change in:
  Deferred fuel cost                                   (5)
  KWh generation                                        3
                                                      ---
Fuel expense - June 30, 1999                          $76



Purchased and exchanged power expense decreased $100 million (42%) for the quarter ended June 30, 1999, as compared to the same period last year. This decline primarily reflects decreased purchases of non-firm power for resale to others as a result of a decline in sales for resale volumes in Cinergy's energy marketing and trading operations. Additionally, during the quarter ended June 30, 1999, a favorable adjustment of $9 million after tax was recorded as a result of a re-evaluation of transactions included in the trading portfolio as of December 31, 1998, at the time of adoption of EITF Issue 98-10. Also contributing to the decline was the provision of $56 million of reserves for the energy marketing and trading business recorded during the second quarter of 1998.


Gas Purchased

Gas purchased for the quarter ended June 30, 1999, decreased $1 million (6%), when compared to the same period last year, primarily due to a decrease in the volume of gas purchased.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:



                                          Quarter Ended
                                             June 30

                                         1999      1998
                                         (in millions)

Other operation                          $ 70      $ 77
Maintenance                                30        28
                                         ----      ----
Total                                    $100      $105


Other operation expenses decreased $7 million (9%) for the quarter ended June 30, 1999, as compared to the same period of 1998. The decline is due primarily to activities occurring in 1998 related to Year 2000 expenditures and other transmission and underground line expenses which did not occur in 1999. Also, during the second quarter of 1998, a provision of $2 million for potential bad debts related to certain energy marketing and trading accounts was recorded.

Maintenance expenses increased $2 million (7%) for the quarter ended June 30, 1999, as compared to the same period of 1998, primarily due to an increase in maintenance activities associated with planned outages at certain production facilities and overhead line maintenance.




Depreciation and Amortization

The components of depreciation and amortization expenses are shown below:


                                          Quarter Ended
                                             June 30
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

Depreciation expense increased $2 million (5%) for the quarter ended June 30, 1999, as compared to the same period of 1998, primarily due to additions to depreciable plant.


Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $1 million for the quarter ended June 30, 1999, as compared to the same period of 1998, is primarily attributable to an increase in miscellaneous non-utility revenues.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

Operating Revenues

Electric Operating Revenues

The components of electric operating revenues and the related KWh sales are shown below:

                                               Six Months Ended
                                                   June 30
                                       Revenue                 KWh Sales
                                 -------------------     --------------------

                                  1999         1998       1999         1998
                                 ------       ------     ------       -------
                                           ($ and KWh in millions)

Retail                            $703        $  678     11,511       10,934
Sales for resale                   247           448      9,672       18,617
Other                                9             7        N/A          N/A
                                  ----        ------     ------       ------
Total                             $959        $1,133     21,183       29,551


Electric operating revenues decreased $174 million (15%) for the six months ended June 30, 1999, from the comparable period of 1998. This decrease was primarily due to decreased volumes on sales for resale transactions. There was also a decrease in the average price per KWh paid for the corresponding purchases of purchased and exchanged power described below. Offsetting the decrease were higher retail KWh sales due to the return to more normal weather and growth in the average number of residential and commercial customers.



Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:


                                               Six Months Ended
                                                   June 30
                                       Revenue                Mcf Sales
                                 -------------------     --------------------

                                 1999           1998     1999           1998
                                 ----           ----     ----           -----
                                            ($ and mcf in millions)

Retail                           $186           $204      32             32
Transportation                     31             20      23             30
                                 ----           ----      --             --
Total                            $217           $224      55             62


Gas operating revenues decreased $7 million (3%) for the six months ended June 30, 1999, when compared to the same period last year. A lower average cost per mcf of gas purchased, which was passed on to end users, was the primary reason for this decrease. Transportation revenues increased as residential and commercial customers continued to purchase gas directly from suppliers, using transportation services provided by CG&E. This increase in transportation revenues was partially offset by a decrease in mcf transportation volumes resulting from the loss of a large industrial customer during late 1998.


Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:


                                        Six Months Ended
                                            June 30

                                       1999          1998
                                          (in millions)

Fuel                                   $162          $166
Purchased and exchanged power           253           478
                                       ----          ----
Total                                  $415          $644


Electric fuel costs decreased $4 million (2%) for the six months ended June 30, 1999, as compared to the same period last year.




An analysis of these fuel costs is shown below:

                                               Six Months Ended
                                                   June 30
                                                 (in millions)

Fuel expense - June 30, 1998                        $166
Increase (Decrease) due to change in:
  Price of fuel                                        1
  Deferred fuel cost                                 (12)
  KWh generation                                       7
                                                    ----
Fuel expense - June 30, 1999                        $162


Purchased and exchanged power expense decreased $225 million (47%) for the six months ended June 30, 1999, when compared to the same period last year, primarily reflecting decreased purchases of power for resale to others. Additionally, during the quarter ended June 30, 1999, a favorable adjustment of $9 million after tax was recorded as a result of a re-evaluation of transactions included in the trading portfolio as of December 31, 1998, at the time of adoption of EITF Issue 98-10. Also contributing to the decline was the provision of $57 million of reserves for the energy marketing and trading business recorded during the six months ended June 30, 1998.



Gas Purchased

Gas purchased for the six months ended June 30, 1999, decreased $19 million (16%) when compared to the same period last year, primarily reflecting a decrease in the average cost per mcf of gas purchased.

Depreciation and Amortization


The components of depreciation and amortization expenses are shown below:

                                        Six Months Ended
                                             June 30

                                        1999         1998
                                          (in millions)

Depreciation                            $ 86          $83
Amortization of phase-in deferrals        13           11
Amortization of post-in-service
  deferred operating expenses              2            2
                                        ----          ---
Total                                   $101          $96


Amortization of phase-in deferrals reflects the PUCO ordered phase-in plan for Zimmer.



Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $2 million for the six months ended June 30, 1999, as compared to the same period of 1998, is largely due to an increase in miscellaneous non-utility revenues.

Interest

The decrease in interest expense of $3 million (6%) for the six months ended June 30, 1999, as compared to the same period last year, was due to decreases in both interest on long-term debt and other interest expense. The decrease in interest expense on long-term debt was primarily due to the maturity of approximately $110 million of long-term debt in February 1999. The decrease in other interest is due to a reduction in average short-term borrowings and lower short-term interest rates.

                                PSI ENERGY, INC.
                             AND SUBSIDIARY COMPANY



                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS



ASSETS
                                                        June 30    December 31
                                                         1999          1998
                                                      (unaudited)
                                                        (dollars in thousands)


Current Assets
  Cash and temporary cash investments                 $   19,242   $   18,788
  Restricted deposits                                        167        2,414
  Notes receivable from affiliated companies              10,124       17,097
  Accounts receivable less accumulated provision
    for doubtful accounts of $12,847 at June 30,
    1999, and $7,893 at December 31, 1998                134,303      225,449
  Accounts receivable from affiliated companies              326          384
  Materials, supplies, and fuel - at average cost         90,283       80,445
  Energy risk management assets                           92,796      141,962
  Prepayments and other                                   34,068       31,461
                                                      ----------   ----------
    Total current assets                                 381,409      518,000

Electric Utility Plant - Original Cost
  In service                                           4,457,300    4,415,303
  Accumulated depreciation                             1,942,697    1,892,949
                                                      ----------   ----------
                                                       2,514,603    2,522,354
  Construction work in progress                           99,932       69,891
                                                      ----------   ----------
    Total electric utility plant                       2,614,535    2,592,245

Other Assets
  Regulatory assets                                      306,412      343,731
  Energy risk management assets                           26,413       36,831
  Other                                                   94,241       93,012
                                                      ----------   ----------
    Total other assets                                   427,066      473,574

                                                      $3,423,010   $3,583,819

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.



                                PSI ENERGY, INC.


LIABILITIES AND SHAREHOLDER'S EQUITY
                                                        June 30    December 31
                                                         1999          1998
                                                      (unaudited)
                                                        (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  158,472   $  217,959
  Accounts payable to affiliated companies                14,934       30,145
  Accrued taxes                                           82,104       58,901
  Accrued interest                                        20,642       28,335
  Notes payable and other short-term obligations         157,600      173,162
  Notes payable to affiliated companies                   43,867      102,946
  Long-term debt due within one year                       5,959        6,000
  Energy risk management liabilities                     132,320      199,269
  Other                                                    2,127        2,227
                                                      ----------   ----------
                                                         618,025      818,944

Non-Current Liabilities
  Long-term debt                                       1,013,473    1,025,659
  Deferred income taxes                                  369,787      364,049
  Unamortized investment tax credits                      44,286       45,956
  Accrued pension and other postretirement
    benefit costs                                        120,526      112,387
  Energy risk management liabilities                      50,962       53,597
  Other                                                   94,782      115,656
                                                      ----------   ----------
                                                       1,693,816    1,717,304

    Total liabilities                                  2,311,841    2,536,248

Cumulative Preferred Stock
  Not subject to mandatory redemption                     71,919       71,923

Common Stock Equity
  Common stock - without par value;  $0.01
    stated  value;  authorized  shares -
    60,000,000; outstanding shares -
    53,913,701 at June 30, 1999,
    and December 31, 1998                                 539             539
  Paid-in capital                                     410,740         410,739
  Retained earnings                                   627,986         564,865
  Accumulated other comprehensive loss                    (15)           (495)
                                                   ----------     -----------
    Total common stock equity                       1,039,250         975,648

                                                   $3,423,010      $3,583,819


                                PSI ENERGY, INC.
    CONSOLIDATED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                                   (unaudited)

                                         Quarter Ended         Year To Date
                                            June 30               June 30
                                       1999        1998       1999       1998
                                                    (in thousands)

Operating Revenues
  Electric                          $463,486    $511,530    $945,951  $1,103,655

Operating Expenses
  Fuel and purchased and exchanged
    power                            237,157     305,092     472,084     657,838
  Other operation and maintenance    117,240     188,695     230,480     290,380
  Depreciation and amortization       34,121      32,470      67,864      64,745
  Taxes other than income taxes       14,269      14,507      28,757      29,474
                                    --------    --------    --------  ----------
                                     402,787     540,764     799,185   1,042,437

Operating Income (Loss)               60,699     (29,234)    146,766      61,218

Other Income and (Expenses) - Net        375         213         698       1,931

Interest                              20,496      22,898      41,860      45,796
                                    --------    --------    --------  ----------

Income (Loss) Before Taxes            40,578     (51,919)    105,604      17,353

Income Taxes                          14,998     (20,901)     40,183       5,043
                                    --------    --------    --------  ----------

Net Income (Loss)                   $ 25,580    $(31,018)   $ 65,421  $   12,310

Preferred Dividend Requirement         1,151       1,150       2,301       3,358
                                     -------    --------    --------  ----------

Net Income (Loss) Applicable to
  Common Stock                      $ 24,429    $(32,168)   $ 63,120  $    8,952

Other Comprehensive Income,
  Net Of Tax                             495        -            480         944
                                    --------    --------    --------  ----------

Comprehensive Income (Loss)         $ 24,924    $(32,168)   $ 63,600  $    9,896



The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.


                                PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)
                                  Year to Date
                                                              June 30
                                                         1999         1998
                                                            (in thousands)

Operating Activities
  Net income                                          $  65,421     $ 12,310
  Items providing (using) cash currently:
    Depreciation and amortization                        67,864       64,745
    WVPA settlement                                        -          80,000
    Deferred income taxes and investment tax
      credits - net                                       6,578      (32,596)
    Allowance for equity funds used during
      construction                                            5          (25)
    Regulatory assets - net                               8,649       17,046
    Changes in current assets and current
      liabilities
        Restricted deposits                               2,247          812
        Accounts and notes receivable, net of
          reserves on receivables sold                   98,478      (19,676)
        Materials, supplies, and fuel                    (9,838)     (19,377)
        Accounts payable                                (74,698)      51,742
        Accrued taxes and interest                       15,510      (24,303)
        Energy risk management - net                    (10,000)       8,000
    Other items - net                                     3,600       (1,142)
                                                      ---------     --------
          Net cash provided by operating
            activities                                  173,816      137,536

Financing Activities
  Issuance of long-term debt                            323,593       98,901
  Retirement of preferred stock                              (3)     (85,230)
  Redemption of long-term debt                         (336,213)        -
  Change in short-term debt                             (74,641)     (11,616)
  Dividends on preferred stock                           (2,301)      (3,887)
  Dividends on common stock                                -         (56,800)
                                                      ---------     --------
          Net cash used in financing
            activities                                  (89,565)     (58,632)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)          (83,797)     (60,329)
                                                      ---------     --------
          Net cash used in investing activities         (83,797)     (60,329)

Net increase in cash and temporary cash
  investments                                               454       18,575

Cash and temporary cash investments at
  beginning of period                                    18,788       18,169
                                                      ---------     --------

Cash and temporary cash investments at
  end of period                                       $  19,242     $ 36,744

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

Operating Revenues

The components of operating revenues and the related KWh sales are shown below:

                                                 Quarter Ended
                                                    June 30
                                         Revenue              KWh Sales

                                     1999        1998       1999         1998
                                             ($ and KWh in millions)

Retail                               $278       $267       5,892        5,711
Sales for resale                      174        237       6,606        9,624
Other                                  11          8        -            -
                                     ----       ----      ------       ------
Total                                $463       $512      12,498       15,335


Operating revenues decreased $49 million (10%) for the quarter ended June 30, 1999, when compared to the same period for 1998. This decrease was primarily due to decreased volumes on non-firm power sales for resale transactions related to Cinergy's energy marketing and trading operations. Partially offsetting the decline was an increase in the average price per KWh for retail customers and higher retail and firm power KWh sales resulting from growth in the average number of residential and commercial customers.


Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                                 Quarter Ended
                                                    June 30
                                                1999      1998
                                                (in millions)

Fuel                                            $104      $ 78
Purchased and exchanged power                    133       227
                                                ----      ----
Total                                           $237      $305


Fuel costs increased $26 million (33%) for the second quarter of 1999, as compared to the same period last year.


An analysis of fuel costs is shown below:

                                                   Quarter Ended
                                                      June 30
                                                   (in millions)

Fuel expense - June 30, 1998                           $ 78
Increase (Decrease) due to change in:
  Price of fuel                                          (2)
  Deferred fuel cost                                     20
  KWh generation                                          8
                                                       ----

Fuel expense - June 30, 1999                           $104

Purchased and exchanged power expense decreased $94 million (41%) for the quarter ended June 30, 1999, as compared to the same period last year. This decline primarily reflects decreased purchases of non-firm power for resale to others as a result of a decline in sales for resale volumes in Cinergy's energy marketing and trading operations. Additionally, during the quarter ended June 30, 1999, a favorable adjustment of $9 million after tax was recorded as a result of a re-evaluation of transactions included in the trading portfolio as of December 31, 1998, at the time of adoption of EITF Issue 98-10. Also contributing to the decline was the provision of $5 million of reserves for the energy marketing and trading business recorded during the second quarter of 1998.

Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                              Quarter Ended
                                                 June 30
                                              1999     1998
                                              (in millions)

Other operation                               $ 82     $161
Maintenance                                     35       28
                                              ----     ----
Total                                         $117     $189


Other operation expenses decreased $79 million (49%) for the quarter ended June 30, 1999, as compared to the same period of 1998. This decrease is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998 reflecting the implementation of a 1989 settlement of a dispute with the WVPA.

Maintenance expense increased $7 million (25%) for the quarter ended June 30, 1999, as compared to the same period of 1998. This increase is due to an increase in maintenance activities associated with planned outages at certain production facilities.



Depreciation and Amortization

Depreciation and amortization expense increased $2 million (5%) for the quarter ended June 30, 1999, as compared to the same period of 1998, primarily due to additions to depreciable plant.

Interest

The $2 million (10%) decrease in interest expense for the quarter ended June 30, 1999, as compared to the same period of 1998, is primarily due to a decrease in other interest expense resulting from a reduction in average short-term borrowings and lower short-term interest rates.


          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

Operating Revenues

The components of operating revenues and the related KWh sales are shown below:

                                              Six Months Ended
                                                   June 30
                                       Revenue                KWh Sales
                                  1999         1998       1999         1998
                                          ($ and KWh in millions)

Retail                            $596        $  564     12,285       11,951
Sales for resale                   331           523     12,888       21,809
Other                               19            17        N/A          N/A
                                  ----        ------     ------       ------
Total                             $946        $1,104     25,173       33,760





Total operating revenues decreased $158 million (14%) for the six months ended June 30, 1999, when compared to the same period last year. This decrease was
primarily  due  to  decreased   volumes  on  non-firm  power  sales  for  resale
transactions related to Cinergy's energy marketing and trading operations. Partially offsetting this decrease were increased volumes on retail sales and firm sales and a higher average price per KWh received on retail and non-firm sales for resale transactions. Also contributing to the increase were higher retail KWh sales resulting from an increase in retail and industrial customers.


Operating Expenses

Fuel and Purchased and Exchanged Power

The components of fuel and purchased and exchanged power are shown below:

                                        Six Months Ended
                                             June 30
                                       1999           1998
                                          (in millions)

Fuel                                   $211           $170
Purchased and exchanged power           261            488
                                       ----           ----
Total                                  $472           $658


Fuel costs increased $41 million (24%) for the six months ended June 30, 1999, when compared to the same period last year.


An analysis of fuel costs is shown below:

                                                     Six Months Ended
                                                         June 30
                                                       (in millions)


Fuel expense - June 30, 1998                               $170
 Increase (Decrease) due to change in:

  Price of fuel                                              (6)
  Deferred fuel cost                                         33
  KWh generation                                             14
                                                           ----

Fuel expense - June 30, 1999                               $211


Purchased and exchanged power expense decreased $227 million (47%) for the six months ended June 30, 1999, when compared to the same period last year, primarily reflecting decreased purchases of non-firm power for resale to others. Additionally, during the quarter ended June 30, 1999, a favorable adjustment of $9 million after tax was recorded as a result of a re-evaluation of transactions included in the trading portfolio as of December 31, 1998, at the time of adoption of EITF Issue 98-10. Also contributing to the decline was the provision of $6 million of reserves for the energy marketing and trading business recorded during the six months ended June 30, 1998.


Other Operation and Maintenance

The components of other operation and maintenance expenses are shown below:

                                        Six Months Ended
                                            June 30
                                        1999         1998
                                          (in millions)

Other operation                         $170         $243
Maintenance                               60           47
                                        ----         ----
Total                                   $230         $290


Other operation expenses decreased $73 million (30%) for the six months ended June 30, 1999, as compared to the same period last year. This decrease is primarily due to the one-time charge of $80 million recorded during the second quarter of 1998, reflecting the implementation of a 1989 settlement of a dispute with the WVPA.

Maintenance expenses increased $13 million (28%) for the six months ended June 30, 1999, as compared to the same period of 1998. The increase was primarily due to an increase in production maintenance activities associated with planned outages at certain production facilities.


Depreciation and Amortization

Depreciation and amortization expense increased $3 million (5%) for the six months ended June 30, 1999, as compared to the same period of 1998, primarily due to additions to depreciable plant.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $1 million for the six months ended June 30, 1999, as compared to the same period of 1998, is due primarily to a decrease in interest income and a decrease in the level of expenses associated with the sales of accounts receivable.

Interest

The decrease in interest expense of $4 million (9%) for the six months ended June 30, 1999, as compared to the same period last year, was primarily due to a decrease in other interest expense resulting from a reduction in average short-term borrowings and lower short-term interest rates.

Preferred Dividend Requirement

The decrease in preferred dividend requirement of $1 million (31%) for the six months ended June 30, 1999, as compared to the same period of 1998, is primarily attributable to PSI's redemption of all outstanding shares of its 7.44% Series Cumulative Preferred Stock on March 1, 1998.

                     THE UNION LIGHT, HEAT AND POWER COMPANY


                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS

ASSETS
                                                       June 30   December 31
                                                         1999       1998
                                                     (unaudited)
                                                     (dollars in thousands)

Current Assets
  Cash and temporary cash investments                 $  4,027     $  3,244
  Accounts receivable less accumulated provision
    for doubtful accounts of $1,309 at
    June 30, 1999, and $1,248 at December
    31, 1998                                             5,866       14,125
  Accounts receivable from affiliated companies             82          666
  Materials, supplies, and fuel - at average cost        6,155        8,269
  Prepayments and other                                     42          308
                                                      --------     --------
    Total current assets                                16,172       26,612

Utility Plant - Original Cost
  In service
    Electric                                           238,600      232,222
    Gas                                                168,421      164,040
    Common                                              20,450       18,908
                                                      --------     --------
                                                       427,471      415,170
  Accumulated depreciation                             148,906      143,386
                                                      --------     --------
                                                       278,565      271,784
  Construction work in progress                         10,339       11,444
                                                      --------     --------
      Total utility plant                              288,904      283,228

Other Assets
  Regulatory assets                                     10,808       10,978
  Other                                                  4,873        3,767
                                                      --------     --------
                                                        15,681       14,745

                                                      $320,757     $324,585

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.


                     THE UNION LIGHT, HEAT AND POWER COMPANY

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                       June 30   December 31
                                                         1999       1998
                                                     (unaudited)
                                                     (dollars in thousands)

Current Liabilities
  Accounts payable                                    $  5,344     $  5,903
  Accounts payable to affiliated companies              18,523       14,986
  Accrued taxes                                          3,699        3,216
  Accrued interest                                       1,440        1,959
  Long-term debt due within one year                    20,000       20,000
  Notes payable to affiliated companies                 20,470       31,817
  Other                                                  4,023        4,247
                                                      --------     --------
                                                        73,499       82,128

Non-Current Liabilities
  Long-term debt                                        54,590       54,553
  Deferred income taxes                                 24,347       26,134
  Unamortized investment tax credits                     4,098        4,238
  Accrued pension and other postretirement
    benefit costs                                       12,077       11,678
  Amounts due to customers - income taxes                9,547        8,959
  Other                                                 10,795        8,077
                                                      --------     --------
                                                       115,454      113,639

    Total liabilities                                  188,953      195,767

Common Stock Equity
  Common stock - $15.00 par value;  authorized
    shares - 1,000,000;  outstanding shares -
    585,333 at June 30, 1999, and December 31, 1998      8,780        8,780
  Paid-in capital                                       19,525       19,525
  Retained earnings                                    103,499      100,513
                                                      --------     --------
    Total common stock equity                          131,804      128,818

                                                      $320,257     $324,585





                     THE UNION LIGHT, HEAT AND POWER COMPANY
                           STATEMENTS OF INCOME (LOSS)
                                   (unaudited)
                                         Quarter Ended       Year To Date
                                            June 30            June 30
                                       1999      1998       1999       1998
                                                  (in thousands)

Operating Revenues
  Electric                            $48,581   $41,536   $ 97,740   $ 88,535
  Gas                                   9,084     8,626     42,084     37,106
                                      -------   -------   --------   --------
                                       57,665    50,162    139,824    125,641

Operating Expenses
  Electricity purchased from parent
    company for resale                 36,842    34,421     73,590     68,511
  Gas purchased                         3,561     4,167     20,883     20,520
  Other operation and maintenance       8,685     8,902     18,875     18,332
  Depreciation                          3,506     3,209      7,077      6,441
  Taxes other than income taxes         1,027     1,029      2,110      2,034
                                      -------   -------   --------   --------
                                       53,621    51,728    122,535    115,838

Operating Income (Loss)                 4,044    (1,566)    17,289      9,803

Other Income and (Expenses) - Net        (299)     (380)      (689)      (876)

Interest                                1,432       969      2,995      2,084
                                      -------   -------   --------   --------

Income (Loss) Before Taxes              2,313    (2,915)    13,605      6,843

Income Taxes                              894    (1,267)     5,643      2,722
                                      -------   --------  --------   --------

Net Income (Loss)                     $ 1,419   $(1,648)  $  7,962   $  4,121

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.


                    THE UNION LIGHT, HEAT AND POWER COMPANY
                           STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      Year to Date
                                                         June 30
                                                    1999         1998
                                                     (in thousands)

Operating Activities
  Net income                                     $  7,962     $  4,121
  Items providing (using) cash currently:
    Depreciation                                    7,077        6,441
    Deferred income taxes and investment tax
      credits - net                                (1,339)       1,192
    Allowance for equity funds used during
      construction                                    (48)         (10)
    Regulatory assets                                  69          (13)
    Changes in current assets and current
      liabilities
        Accounts and notes receivable, net of
          reserves on receivables sold              7,801        4,671
        Materials, supplies, and fuel               2,114         (402)
        Accounts payable                            2,978       (5,147)
        Accrued taxes and interest                    (36)      (6,041)
    Other items - net                               3,244        1,481
                                                 --------     --------
          Net cash provided by operating
            activities                             29,822        6,293

Financing Activities
  Issuance of long-term debt                         -          20,127
  Redemption of long-term debt                       -         (10,118)
  Change in short-term debt                       (11,347)       3,836
  Dividends on common stock                        (4,975)      (4,975)
                                                 --------     --------
    Net cash used in financing
      activities                                  (16,322)      (8,870)

Investing Activities
  Construction expenditures (less allowance
    for equity funds used during construction)    (12,717)     (14,824)
                                                 --------     --------
          Net cash used in investing
            activities                            (12,717)     (14,824)

Net increase (decrease) in cash and temporary
  cash investments                                    783          339

Cash and temporary cash investments at
  beginning of period                               3,244          546
                                                 --------     --------

Cash and temporary cash investments at
  end of period                                  $  4,027     $    885

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
            RESULTS OF OPERATIONS FOR THE QUARTER ENDED JUNE 30, 1999

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $7 million (17%) for the quarter ended June 30, 1999, as compared to the same period last year. This increase primarily reflects higher retail KWh sales resulting from growth in the average number of residential and commercial customers and an increase in unbilled revenues.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:


                                                Quarter Ended
                                                   June 30
                                       Revenue                 Mcf Sales
                                  1999         1998        1999_        1998_
                                          ($ and mcf in thousands)


Retail                           $8,024       $7,756       1,099        1,188
Transportation                    1,060          870         976          850
                                 ------       ------       -----        -----
Total                            $9,084       $8,626       2,075        2,038


Gas operating revenues increased $.5 million (5%) in the second quarter of 1999, when compared to the same period last year, primarily due to an increase in the price per mcf which was partially offset by a decrease in the volume of mcfs sold.




Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased increased $2 million (7%) for the quarter ended June 30, 1999, as compared to the same period last year. This increase reflects higher volume purchased from CG&E.

Gas Purchased

Gas purchased for the quarter ended June 30, 1999, decreased $.6 million (15%), when compared to the same period last year, primarily due to a decrease in the volumes of gas purchased.

Depreciation

Depreciation increased $.3 million (9%) for the quarter ended June 30, 1999, as compared to the same period last year, due to additions to depreciable plant.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $80 thousand for the quarter ended June 30, 1999, as compared to the same period of 1998, is primarily due to a decrease in the level of expenses associated with the sales of accounts receivable.

Interest

The increase in interest expense of $.5 million (48%) for the quarter ended June 30, 1999, as compared to the same period last year, was primarily due to the net issuance of approximately $30 million of long-term debt during the period of April through December 1998.

          RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 1999

Operating Revenues

Electric Operating Revenues

Electric operating revenues increased $9 million (10%) for the six months ended June 30, 1999, from the comparable period of 1998. This increase primarily reflects higher retail KWh sales resulting from growth in the average number of residential and commercial customers and an increase in unbilled revenues.

Gas Operating Revenues

The components of gas operating revenues and the related mcf sales are shown below:


                                              Six Months Ended
                                                  June 30
                                       Revenue                Mcf Sales
                                  1999         1998       1999        1998
                                         ($ and mcf in thousands)

Retail                          $39,579      $35,022      6,318       5,679
Transportation                    2,505        2,084      2,054       1,956
                                -------      -------      -----       -----
Total                           $42,084      $37,106      8,372       7,635


Gas operating revenues increased $5 million (13%) for the six months ended June 30, 1999, when compared to the same period of last year. An increase in mcf volumes sold and used per customer primarily attributed to the revenue increase.


Operating Expenses

Electricity Purchased from Parent Company for Resale

Electricity purchased increased $5 million (7%) for the six months ended June 30, 1999, as compared to the same period last year. This increase reflects higher volumes purchased from CG&E.

Gas Purchased

Gas  purchased  for the six months  ended June 30, 1999,  increased  $.4 million
(2%), when compared to the same period in 1998. This increase reflects an increase in the volumes and average cost per mcf of gas purchased.

Depreciation

Depreciation increased $.6 million (10%) for the six months ended June 30, 1999, as compared to the same period last year, due to additions to depreciable plant.

Other Income and (Expenses) - Net

The change in other income and (expenses) - net of $.2 million for the six months ended June 30, 1999, as compared to the same period of 1998, is due primarily to a decrease in the level of expenses associated with the sales of accounts receivable.

Interest

The increase in interest expense of $.9 million (44%) for the six months ended June 30, 1999, as compared to the same period last year, was due to changes in interest on long-term debt and allowance for borrowed funds used during construction. The increase in interest on long-term debt was due primarily to the net issuance of approximately $30 million of long-term debt during the period from April through December 1998.



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

Cinergy and CG&E
3. On July 14, 1999, CG&E redeemed early an $11.5 million principal amount of its 7.20% First Mortgage Bonds, due October 1, 2023, at a redemption price of 97.75%.

     On July 27, 1999, CG&E redeemed early a $23 million principal amount of its 7.20% First Mortgage Bonds, due October 1, 2023, at a redemption price of 96.75%.

Cinergy and PSI
4. On April 30, 1999, PSI issued: $124.7 million principal amount of its 8% First Mortgage Bonds, Series BBB, due July 15, 2009, in exchange for $125.7 million principal amount of certain outstanding Secured Medium-term Notes, Series A; $60.1 million principal amount of its 8.85% First Mortgage Bonds, Series CCC, due January 15, 2022, in exchange for $60.5 million principal amount of certain outstanding Secured Medium-term Notes, Series A; and $38 million principal amount of its 8.31% First Mortgage Bonds, Series DDD, due September 1, 2032, in exchange for $38 million principal amount of certain outstanding Secured Medium-term Notes, Series B.

     Also on April 30, 1999, PSI issued $97 million principal amount of its 6.52% Senior Notes due 2009 in exchange for a like principal amount of outstanding 7.25% JUMPS(sm) due 2028.

     The Secured Medium-term Notes and JUMPS(sm) received by PSI in the exchange transactions described above have been cancelled.

5. On May 3, 1999, PSI redeemed and retired $7 million principal amount of its 8.85% First Mortgage Bonds, Series CCC, due January 15, 2022, at a redemption price of 123.804%.

6. On August 4, 1999, PSI redeemed early a $13 million principal amount of its 7.125% First Mortgage Bonds, Series AAA, due February 1, 2024, at a redemption price of 94.875%.

     On August 12, 1999, PSI redeemed early a $7 million principal amount of its 7.125% First Mortgage Bonds, Series AAA, due February 1, 2024, at a redemption price of 95%.

Cinergy, CG&E, and PSI
7. Cinergy's energy marketing and trading operations, conducted primarily through its ECBU, markets and trades electricity, natural gas, and other energy-related products.The power marketing and trading operation has both physical and trading activities. Generation not required to meet native load requirements is available to be sold to third parties, either under long-term contracts, such as full requirements transactions or firm forward sales contracts, or in short-term and spot market transactions. When transactions are entered into, each transaction is designated as either a physical or trading transaction In order for a transaction to be designated as physical, there must be intent and ability to physically deliver the power from company-owned generation. Physical transactions are accounted for on a settlement basis. All other transactions are considered trading transactions and are accounted for using the mark-to-market method of accounting. The inclusion of transactions in both the trading and physical portfolios is periodically evaluated, and under certain circumstances transaction may be reclassified between portfolios. Under the mark-to-market method of accounting, these trading transactions are reflected at fair value as "Energy risk management assets" and "Energy risk management liabilities." Changes in fair value, resulting in unrealized gains and losses, are reflected in "Fuel and purchased and exchanged power." Revenues and costs for all transactions are recorded gross in the Consolidate Statements of Income as contracts are settled. Revenues are recognized in "Operating Revenues - Electric" and costs are recorded in "Fuel and purchased and exchanged power."

     Although physical transactions are entered with the intent and ability to settle the contract with company-owned generation, it is likely, that from time to time, due to numerous factors such as generating station outages, native load requirements, and weather power used to settle the physical transactions will be required to be purchased on the open market. Depending on the factors giving rise to these open market purchases, the cost of such purchases could be in excess of the associated revenues. Losses such as this will be recognized as the power is delivered. In addition, physical contracts are subject to permanent impairment tests. At June 30, 1999, management has concluded that there is no impairment.

     Prior to December 31,1998, the transactions now included in the trading portfolio were accounted for and valued at the aggregate lower of cost or market. Under this method, only the net value of the entire portfolio was recorded as a liability in the Consolidated Balance Sheets.

     During the quarter ended June 30, 1999, a favorable adjustment of $18 million after tax was recorded as a result of a re-evaluation of transactions included in the trading portfolio as of December 31, 1998 at the time of adoption of EITF Issue 98-10.

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

     Because of the volatility currently experienced in the power markets, and the factors discussed above pertaining to both the physical and trading activities, volatility in future earnings losses) from period to period in the ECBU is likely (see Note 16).

     Cinergy's ECBU also physically markets natural gas and trades natural gas and other energy-related products. All of these operations are accounted for n the mark-to-market method f accounting. evenues and costs from physical marketing are recorded gross in the Consolidated Statements of Income as contracts are settled due to the exchanging of title to the natural gas throughout the earnings process. All non-physical transactions are recorded net in the Consolidated Statements of Income. Energy risk management assets and liabilities and gross margins from these trading activities currently are not significant.


Cinergy, CG&E, and PSI
8. Cinergy and its subsidiaries use derivativ financial instruments to hedge exposures to foreign currency exchange rates, lower funding costs, and manage exposures to fluctuations in interest rates. Instruments used as hedges must be designated as a hedge at the inception of the contract and must be effective at reducing the risk associated with the exposure being hedged. Accordingly, changes in market values of designated hedge instruments must be highly correlated with changes in market values of the underlying hedged items at inception of the hedge and over the life of the hedge contract.

     Cinergy and its subsidiaries utilize foreign exchange forward contracts and currency swaps to hedge certain of its net investments in foreign operations. Accordingly, any translation gains or losses related to the foreign exchange forward contracts or the principal exchange on the currency swap are recorded in "Accumulated other comprehensive loss," which is a separate component of common stock equity. Aggregate translation losses related to these instruments are reflected in "Current Liabilitie in the Consolidated Balance Sheets. In connection with the sale of its interest in Avon Energy (see Note 12), Cinergy terminated the hedging contracts related to its investment in July 1999. After closing out these contracts, the remaining foreign exchange hedging contracts are not significant.

     Interest rate swaps are accounted for under the accrual method. Accordingly, gains and losses based on any interest differential between fixed-rate and floating-rate interes amounts, calculated on agreed upon notional principal amounts, ar recognized in the Consolidated Statements of Income as a component of interest expense as realized over the life of the agreement.

     Additionally, during the second quarter of 1999, the Company settled the forward exchange contracts related to its investments in the Czech Republic. The settlement costs were not material.

Cinergy, CG&E, PSI, and ULH&P
9. As discussed in the 1998 Form 10-K, prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

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

     PSI has placed its insurance carriers on notice of IGC's, NIPSCO's, and the IDEM's claims related to MGP sites. In April 1998, PSI filed suit in Hendricks County Circuit Court against its general liability insurance carriers seeking, among other matters, a declaratory judgment that its insurance carriers are obligated to defend MGP claims against PSI or pay PSI's costs of defense and to indemnify PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims associated with MGP sites. The case was moved to the Hendricks Superior Court 1 on a motion for change of judge. The Hendricks Superior Court 1 has set the case for trial beginning on September 11, 2000, and ordered the parties to meet certain deadlines for discovery proceedings based upon this trial date. PSI cannot predict the outcome of this litigation.

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

Cinergy, CG&E, PSI, and ULH&P
10. During the second quarter of 1998, the FASB issued Statement 133. The new standard requires companies to record derivative instruments, as defined in Statement 133, as assets or liabilities, measured at fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting treatment. The standard, as subsequently amended by Statement 137, is effective for fiscal years beginning after June 15, 2000. Cinergy expects to reflect the adoption of this standard in financial statements issued beginning in the first quarter of 2001.

     The Company has not yet quantified the impacts of adopting Statement 133 on its consolidated financial statements. However, accounting prescribed under Statement 133 could increase volatility in earnings and other comprehensive income.

Cinergy
11. Options to purchase shares of common stock are excluded from the calculation of EPS-assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period. Options to purchase approximately 1,683,000 and 931,000 shares were excluded from the calculation of EPS-assuming dilution for this reason for the quarters ended June 30, 1999, and 1998, respectively. Options to purchase approximately 1,736,000 and 695,000 shares were excluded fro . the calculation of EPS-assuming dilution for this reason for the six months ended June 30, 1999, and 1998, respectively.



Cinergy
12. On July 15, 1999, Cinergy and GPU completed a transaction whereby GPU acquired Cinergy's 50% ownership interest in Avon Energy, the parent company of Midlands. In exchange for its interest in Avon Energy, Cinergy received 452.5 million pounds sterling (approximately $700 million). As a result of the transaction, Cinergy will realize a gain of approximately $.50 cents per share in the third quarter. After deducting financing, transaction, and currency costs, the net contribution to earnings will be . approximately $.43 cents per share.


     Pro forma information is presented below:
                                  Quarter Ended           Six Months Ended
                                  June 30, 1999            June 30, 1999
                                  Net   Earnings           Net   Earnings
                                Income Per Share(1)      Income Per Share(1)
                                ------ ------------      ------ -----------
                               (in millions, except for earnings per share)
                                               (unaudited)



      Cinergy                     $59      $.37            $186      $1.17
      Pro forma adjustments:
        Equity in earnings
          of Avon Energy          (13)                      (58)
        Interest expense           11                        22
        Income taxes                5                        20
                                  ---                      ----

      Pro forma result            $62      $.39            $170      $1.07

(1) Both Basic and Fully Diluted.



Cinergy and PSI
13. As discussed in the 1998 Form 10-K, PSI and Dynegy (formerly Destec) entered into a 25-year contractual agreement for the provision of coal gasification services in November 1995. The agreement requires PSI to pay Dynegy a base monthly fee including certain monthly operating expenses. PSI received authorization in the September 1996 Order for the inclusion of these costs in retail rates. In addition, PSI received authorization to defer, for subsequent recovery in retail rates, the base monthly fees and expenses incurred prior to the effective date of the September 1996 Order. Over the next five years, the base monthly fees and expenses for the coal gasification service agreement are expected to total $201 million.

     During the third quarter of 1998, PSI reached an agreement with Dynegy to purchase the remainder of its 25-year contract for coal gasification services. The settlement agreement specifies a purchase price of $249 million. The proposed purchase, which is contingent upon regulatory approval satisfactory to PSI, could be completed in 1999. PSI is investigating financing alternatives. The transaction, if approved as proposed, is not expected to have a material impact on PSI's earnings.

     In anticipation of the buyout, PSI and the UCC have come to a settlement agreement with respect to the proper ratemaking treatment of the buyout fee and other buyout implementation costs. The agreement, entered into on June 21, 1999, provides for PSI's retail electric rates to be decreased to eliminate jurisdictional costs associated with the gasification services agreement. Additionally, the agreement allows PSI to recover the retail electric jurisdictional portion of the buyout fee and the associated buyout implementation costs through its rates with carrying costs on unrecovered amounts, over an eighteen-year period. The settlement agreement has been submitted to the IURC for approval.

14. As discussed in the 1998 Form 10-K, the collective-bargaining agreement with the International Brotherhood of Electrical Workers Local No. 1393, covering approximately 1,470 employees, expired on May 1, 1999. A new labor agreement was ratified April 22, 1999, and is effective from May 1, 1999, through April 30, 2002.

Cinergy, CG&E, PSI, and ULH&P
15. As discussed in the 1998 Form 10-K, during 1998, Cinergy and its subsidiaries adopted the provisions of Statement 131. During the first quarter of 1999, Cinergy reorganized its reportable segments. The business unit structure effective with that reorganization is described below.

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


Financial results by business unit for the quarters ended June 30, 1999, and 1998, are as follows:

                                                        ________      1999_____________________________________________________
                                                                                            All         Reconciling
                                                  Cinergy Business Units                   Other        Eliminations
                          ECBU          EDBU          CIBU         IBU         Total        (1)             (2)        Consolidated_
                      -------------------------------------------------------------------------------------------------------------
(in thousands)
Operating Revenues -
  External Customers  $  542,002     $  707,193      $10,884    $ 15,320     $1,275,399   $  -           $    -          $1,275,399
  Intersegment
    Revenues             423,777           -            -           -           423,777      -            (423,777)            -
Segment Profit (Loss)
  Before Taxes            45,758         47,129       (4,934)      5,377         93,330    (3,787)            -              89,543

                                                      ________        1998___ ______________________________________________________
                                                                                            All         Reconciling
                                                  Cinergy Business Units                   Other        Eliminations
                          ECBU          EDBU          CIBU         IBU         Total        (1)             (2)        Consolidated_
                      --------------------------------------------------------------------------------------------------------------
(in thousands)
Operating Revenues -
  External Customers  $  467,360     $  689,077      $10,643    $    629     $1,167,709   $  -           $    -          $1,167,709
  Intersegment
    Revenues             433,340           -            -           -           433,340      -            (433,340)            -
Segment Profit (Loss)
  Before Taxes           (49,246)        11,054       (4,426)     (3,965)       (46,583)   (1,669)            -             (48,252)

Financial results by business unit for the six months ended June 30, 1999, and 1998, are as follows:

                                                      ________        1999_________________________________________________________
                                                                                            All         Reconciling
                                                  Cinergy Business Units                   Other        Eliminations
                          ECBU          EDBU          CIBU         IBU         Total        (1)             (2)        Consolidated
                       ------------------------------------------------------------------------------------------------------------
(in thousands)
Operating Revenues -
  External Customers  $1,045,640     $1,575,560      $28,284    $ 28,194     $2,677,678   $  -           $    -          $2,677,678
  Intersegment
    Revenues             880,314           -            -           -           880,314      -            (880,314)            -
Segment Profit (Loss)
  Before Taxes           129,075        149,888       (7,664)     29,509        300,808    (5,092)            -             295,716


                                                       ________        1998_________________________________________________________
                                                                                            All         Reconciling
                                               Cinergy Business Units                      Other        Eliminations
                          ECBU          EDBU          CIBU         IBU         Total        (1)             (2)        Consolidated_
                       -------------------------------------------------------------------------------------------------------------
(in thousands)
Operating Revenues -
  External Customers  $  969,458    $1,521,530       $24,408    $    774     $2,516,170   $  -           $    -          $2,516,170
  Intersegment
    Revenues             868,272          -             -           -           868,272      -            (868,272)            -
Segment Profit (Loss)
  Before Taxes            41,907       101,603        (7,671)     (4,926)       130,913   (13,223)            -             117,690





Total segment assets at June 30, 1999, and December 31, 1998, are as follows:
                              ________            _________________________________________                         ________________
                              ------------------------------------------------------------------------------------------------------
                                                                                            All         Reconciling
                                               Cinergy Business Units                      Other        Eliminations
                          ECBU          EDBU          CIBU         IBU         Total        (1)             (2)        Consolidated_
                       -------------------------------------------------------------------------------------------------------------
(in thousands)
Total Segment Assets
  at June 30, 1999    $4,595,911    $3,925,844       $48,996    $774,459     $9,345,210   $47,639        $    -          $9,392,849
Total Segment Assets
  at December
  31, 1998            $4,863,014    $3,987,055       $42,107    $751,861     $9,644,037   $43,344        $    -          $9,687,381


(1) The all other category represents miscellaneous corporate items, which are not allocated to business units for the purposes of segment profit measurement.

(2) The reconciling eliminations category eliminates the intersegment revenues of the ECBU and the EDBU.


Cinergy, CG&E, and PSI

16. During late July, the geographic region in which Cinergy operates experienced extreme weather conditions. As a result of these conditions, Cinergy expects a reduction in net income for July of $57 million (after tax, $16 million and $41 million for CG&E and PSI, respectively), or $.36 per share basic and dilutive. Cash losses reflecting costs to serve wholesale power contracts and anticipated liquidated damage claims totaled $73 million, $27 million, and $46 million after tax or $.46 per share basic and dilutive for Cinergy, CG&E, and PSI, respectively. Also, as a result of the extreme weather, increased sales from retail operations contributed $16 million, $11 million, and $5 million or $.10 per share basic and dilutive after tax for Cinergy, CG&E, and PSI, respectively.

     The extreme weather conditions required the purchase of power needed to supplement generation to meet record wholesale and retail customer demand. The anticipated liquidated damages are related to supply curtailments to eight power marketers for four-to six hours on July 30.

     These weather conditions in Cinergy's service area included record-setting temperatures and extraordinary levels of demand. Preliminary figures indicate electric demand in the Cinergy system's tri-state service territory peaked at 10,858 MW July 22. On July 30 demand peaked at an estimated 10,811 MW. An aggressive call for voluntary conservation, including 2,600 contacts with large-volume power users as well as the triggering of standard industrial interruptible contracts, reduced the potential peak by more than 600 MW.

     Additionally, the Company experienced regional transmission constraints which prevented it from receiving significant amounts of prescheduled power and further limited hourly purchases from the north, east, and west for both service territory and other wholesale obligations.

     The Company is continuing to consider a number of strategies to address the electricity market volatility being encountered as the industry restructures, including construction of additional generation capacity, securing additional sources of supply, possible expansion of or exit from the power supply business, and pursuit of asset flexibility and customer choice in all states where it operates. The Company intends to pursue the alternatives which it believes will appropriately enable it to address the volatility of the developing eletricity market.

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

FINANCIAL CONDITION

Recent Developments

Cinergy
Acquisitions During the first six months of 1999, Cinergy, through its international subsidiaries, invested an additional $27 million in international unconsolidated subsidiaries.

Dispositions See Note 12 of the "Notes to Financial Statements" in "Part I. Financial Information."

Subsequent Event See Note 16 of the "Notes to Financial Statements" in "Part I. Financial Information."

Competitive Pressures

Cinergy,  CG&E, PSI, and ULH&P
Federal The Clinton Administration has introduced a bill--the Comprehensive Electricity Competition Act--that would grant all retail customers of electricity the right to choose their electricity supplier beginning January 1, 2003. The legislation would allow a state regulatory authority to opt out of the retail competition system if the authority conducted a public proceeding and determined that the electric customers of that state would be better served by a monopoly system or an alternative retail competition plan. A "compromise bipartisan" deregulation bill introduced on May 26 by Representatives Largent (R-Ok.) and Markey (D-Mass.) included similar mandate and opt out provisions with an effective date of January 1, 2002.

Both the House and the Senate continue to hold hearings on electric restructuring and to see if consensus legislation can be developed, but it is uncertain whether federal retail customer choice legislation will be passed by this Congress.

Ohio As discussed in the 1998 Form 10-K, comprehensive electric restructuring legislation was reintroduced in 1999 in both houses of the Ohio General Assembly. One of these bills--Senate Bill 3--subsequently received approval by both houses, and in July 1999, Ohio Governor Robert Taft signed the restructuring legislation into law. The new law becomes effective in October 1999.

The new law calls for a competitive retail electric market starting January 1, 2001. Other details of the law include:

- A 5% cut in the generation component of rates for every residential customer beginning January 1, 2001;

- Utility rates otherwise are frozen for non-switching customers through each utility's market development period (ending no later than December 31, 2005);


- The filing of a transition plan by each utility within 90 days of the effective date of the law (the PUCO is given 275 days to approve or reject a utility's filing). The transition plan must include a rate unbundling plan, a corporate separation plan, an operational support plan, an employee assistance plan, and a consumer education plan. The plan may also include a quantification of utility transition costs and application to receive transition revenues;

- The establishment of a market development period, which is the transition period to full market competition;

- The recovery of transition costs throughout the market development period, as determined by the PUCO;

- The recovery of regulatory assets through December 31, 2010, as approved by the PUCO;

- The transfer of either ownership or control of the transmission system to an independent transmission entity before December 31, 2003; and

- The establishment of incentives to induce twenty percent (20%) of the loads by customer class to switch providers by no later than December 31, 2003.

At this time, CG&E has not completed its transition plan and as such cannot predict the ultimate financial impact the electric restructuring legislation will have on future earnings and financial position.

Indiana As discussed in the 1998 Form 10-K, electric restructuring legislation supported by a group of large industrial customers was introduced into the Indiana legislature in January 1999. This legislation did not pass in the 1999 session of the Indiana General Assembly, which ended in April, 1999. Cinergy anticipates that electric restructuring legislation will again be introduced in the "short session" in Indiana in 2000.

Kentucky Throughout 1999, a task force convened by the Kentucky legislature has been meeting to study the issue of electric restructuring. The legislature next meets in January 2000, and it is not certain whether an electric restructuring bill will be introduced at that time.


Regulatory Matters

Cinergy and PSI
Coal Contract Buyout Costs See Note 13 of the "Notes to Financial Statements" in "Part I. Financial Information."

Cinergy and CG&E
PUCO Order - CG&E's Gas Rate Order As discussed in the 1998 Form 10-K, in April 1997, CG&E filed a notice of appeal with the Supreme Court of Ohio challenging the disallowance of information systems costs and imputation of certain revenues by the PUCO when it approved an overall average increase in CG&E's gas revenues in December 1996. On July 7, 1999, the Supreme Court issued a ruling on the appeal supporting the PUCO's decision to exclude a portion of the development costs of the information systems from the rate based calculation. However, the Supreme Court ruled in favor of CG&E on the imputed revenue appeal, deciding the PUCO acted unlawfully in imputing certain revenues. The ruling will, prospectively, result in a revision in rates generating a $3 million increase in annual revenues for CG&E, which represents less than a one percentage increase in retail rates.

Other Matters

Midwest ISO In July of 1999, the Midwest ISO named Matthew Cordaro as the first President and Chief Executive Officer of the organization. It also updated its expectations to begin operations in June of 2001.

As of August 1, 1999, there are 12 transmission owners participating in the Midwest ISO. The participating transmission owners cover territories with over 47,000 miles of transmission lines extending into 11 states, and includes over $7 billion of transmission investment, forming one of the largest ISOs in the country.

Repeal of the PUHCA As discussed in the 1998 Form 10-K, in February 1999, S. 313, a bill to repeal significant portions of PUHCA, was introduced in the Senate. The bill is currently awaiting action by the full Senate. In June 1999, H.R. 2363, a bill to repeal PUHCA, was introduced in the House as a companion bill to S. 313. H.R. 2363 is currently awaiting action by the House Commerce Committee.

While it is uncertain whether these bills will be enacted into law, Cinergy continues to support the repeal of this act either as part of comprehensive reform of the electric industry or as separate legislation.

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

On April 30, 1999, the EPA made an affirmative technical determination on the February 1998 northeast state CAAA Section 126 petitions seeking to reduce ozone in the eastern US. By affirming these Section 126 petitions, the EPA makes a finding that the named Midwest stationary sources (including all of Cinergy's facilities) are significantly contributing to ozone problems in the northeast for both the one- and eight-hour ozone standard. The EPA has stated that the
Section 126 petitions and the NOx SIP call requirements should be coordinated. Therefore, the EPA will defer fully granting the relief sought by petitioners until the affected states file their proposed SIPs in September 1999.

On May 25, 1999, the Court of Appeals granted the petitioners' request for a stay of the rule and indefinitely suspended the September 30 filing deadline, pending further review by the Court of Appeals. The Court of Appeals is now scheduled to hear arguments on the case in the fall of 1999, making a decision in early 2000.

Based on the May 14 court decision (see below) and the May 25 court decision, in mid-June the EPA modified and re-proposed the Section 126 petitions to only address the one-hour ozone standard. The EPA also limited the petitions to 12 states instead of the original 22 states. NOx sources in the states of Indiana, Kentucky, and Ohio would still be required to meet the same emissions requirements. The new rulemaking is scheduled for completion by November 1999.

Ambient Air Standards and Regional Haze As discussed in the 1998 Form 10-K, in 1997, the EPA revised the National Ambient Air Quality Standards for ozone and fine particulate matter. Utility NOx reductions called for in the EPA's final NOx SIP call were anticipated to address both the one-hour and the new eight-hour ozone standard. With the recent challenges to the NOx SIP call it is unclear to what extent additional NOx reductions would be required of utilities to address eight-hour ozone non-attainment issues.

On May 14, 1999, the Court of Appeals ruled that both the new eight-hour ozone standard and the fine particulate matter standard were unconstitutional and therefore unenforceable by the EPA. In June, the EPA appealed the decision. At this time, the outcome of the appeals process and the effects on future emissions reduction requirements cannot be determined.

The EPA published the final regional haze rule on July 1, 1999. This rule establishes planning and emission reduction timelines for states to use to improve visibility in national parks throughout the US. The ultimate effect of the new regional haze rule could be requirements for newer and cleaner technologies and additional controls on conventional particulates and/or reductions in SO2 and NOx emissions from utility sources. If more utility emissions reductions are required, the compliance cost could be significant. The outcome or effects of the states' determination cannot currently be predicted.

Air Toxics As discussed in the 1998 Form 10-K, in November 1998, the EPA finalized its ICR. Pursuant to the ICR, all generating units must provide detailed information about coal use and mercury content. The EPA has since selected about 100 generating units for one-time stack sampling, including Cinergy's Gibson Unit No. 3 and the Wabash River Repowering Project. The EPA is planning to make its regulatory determination on the need for additional regulation by the fourth quarter of 2000. If more air toxics regulations are issued, the compliance cost could be significant. The outcome or effects of the EPA's determination cannot currently be predicted.

NSR On July 21, 1992, the EPA published final regulations governing the application of new source rules to electric generating plant repairs and pollution control projects undertaken to comply with the CAAA. Generally, the rule provides that plants undertaking pollution control projects will not trigger NSR requirements. The Natural Resources Defense Council and a group of utilities including CG&E and PSI have filed petitions for review of the regulations with the Court of Appeals. In July 1998, the EPA requested comment on proposed revisions to the NSR rules which would change NSR applicability by eliminating exemptions contained in the current regulation.

On July 13 and 14, 1999, CG&E and PSI received from the EPA (Region 5) requests under section 114 of the CAAA seeking documents and information regarding capital and maintenance expenditures at Beckjord and Cayuga, respectively. These activities are part of an industry-wide investigation assessing compliance with the NSR and New Source Performance Standards of the CAAA at electric generating units.

MGP Sites See Note 9 of the "Notes to Financial Statements" in "Part I. Financial Information."

Accounting Issues

Cinergy, CG&E, PSI, and ULH&P
New Accounting Standards See Note 10 of the "Notes to Financial Statements" in "Part I. Financial Information."

Market Risk Sensitive Instruments and Positions

Cinergy, CG&E, and PSI
Energy Commodities Sensitivity The Company markets and trades electricity, natural gas, and other energy-related products. The Company utilizes over-the-counter forward and option contracts for the purchase and sale of electricity and also trades exchange-traded futures contracts. See Notes 7 and 8 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1998 Form 10-K.

Cinergy
Exchange Rate Sensitivity The Company utilizes foreign exchange forward contracts and currency swaps to hedge certain of its net investments in foreign operations. As part of the sale of the investment in Avon Energy, Cinergy eliminated the hedges related to the Midlands investment in July 1999. Additionally, the Company eliminated the forward exchange contracts related to its investment in the Czech Republic. See Notes 7 and 8 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments.

Cinergy, CG&E, PSI, and ULH&P
Interest Rate Sensitivity The Company's net exposure to changes in interest rates primarily consists of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the Company's exposure to fluctuations in interest rates and to lower funding costs, the Company evaluates the use of, and has entered into, interest rate swaps. See Notes 7 and 8 of the "Notes to Financial Statements" in "Part I. Financial Information" for the Company's accounting policies for certain derivative instruments. The Company's market risks have not changed materially from the market risks reported in the 1998 Form 10-K.

CAPITAL RESOURCES AND REQUIREMENTS

Cinergy, CG&E, PSI, and ULH&P
Long-term Debt For information regarding recent issuances and redemptions of long-term debt securities, see Notes 2, 3, 4, 5, and 6 of the "Notes to Financial Statements" in "Part I. Financial Information."

As of July 31, 1999, CG&E and PSI have remaining state regulatory authority for long-term debt issuance of $200 million and $30 million, respectively. ULH&P received a state regulatory order for authority to issue long-term debt of up to $50 million on August 5, 1999, that will expire on December 31, 2001.

Cinergy, CG&E, PSI, and ULH&P
Short-term Debt Obligations representing notes payable and other short-term obligations (excluding notes payable to affiliated companies) at June 30, 1999, were as follows:


Cinergy

                                  Established
                                     Lines         Outstanding
                                          (in millions)

Cinergy
  Committed lines
    Acquisition line                $  160          $  160
    Revolving line                     600              -
  Commercial paper                      -              165
  Uncommitted line                      45              46*
Utility subsidiaries
  Committed lines                      215              -
  Uncommitted lines                    380             157
  Pollution control notes              267             267
Non-utility subsidiary                 142              42
                                    ------          ------

Total                               $1,809          $  837


* Excess over Established Line represents amount sold by dealers to other investors.



CG&E

                                  Established
                                     Lines         Outstanding
                                          (in millions)


Committed lines                      $ 85             $ -
Uncommitted lines                     185               82
Pollution control notes               184              184
                                     ----             ----

Total                                $454             $266

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

The established committed lines for CG&E and PSI each included $75 million designated as backup for certain of the uncommitted lines at June 30, 1999; however, if not in use as backup, these amounts would be available for borrowing. CG&E and PSI also have the capacity to issue commercial paper that must be supported by committed lines of the respective company. Neither CG&E nor PSI issued commercial paper during the second quarter of 1999.

Both CG&E and PSI have issued variable rate pollution control notes. Holders of these pollution control notes have the right to put their notes to the issuing company for redemption on any business day. Accordingly, these issuances are reflected in the Consolidated Balance Sheets as "Notes payable and other short-term obligations."

Cinergy
Global Resources has established a $100 million revolving credit agreement, which was due to expire in June 1999 and has been extended to August 1999.

During mid-July, Cinergy's acquisition line was settled due to the sale of Cinergy's 50% ownership interest in Avon Energy. (See Note 12 of the "Notes to Financial Statements" in "Part I. Financial Information.")

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

Cinergy has established a centrally managed, company-wide initiative, known as the Cinergy Year 2000 Readiness Program, to identify, evaluate, and address Year 2000 issues. The Cinergy Year 2000 Readiness Program, which began in the fourth quarter of 1996, is generally focused on three elements that are integral to this initiative: (1) business continuity, (2) risk management, and (3) regulatory compliance. Business continuity includes providing reliable electric and gas supply and service in a safe and cost-effective manner. This element encompasses mission-critical generation, transmission, and distribution systems and related infrastructure, as well as operational and financial IT systems and applications, end-user computing resources, and building systems (such as security, elevator, and heating and cooling systems). Risk management includes a review of the Year 2000 readiness efforts of Cinergy's critical suppliers, key customers and other principal business partners, and, as appropriate, the development of joint business support, contingency plans, and the inclusion of Year 2000 concerns as a regular part of the due diligence process in any new business venture. Regulatory compliance includes communications with regulatory agencies, other utilities, and various industry groups. While this initiative is broad in scope, it has been structured to identify and prioritize efforts for mission-critical electric and gas systems and services and key business partners.

Under the Cinergy Year 2000 Readiness Program, Cinergy achieved a target date of June 30, 1999, for the remediation and testing of its mission-critical generation, transmission, and distribution systems, components, and applications (gas and electric). An innovative remediation and testing effort, which Cinergy also completed on June 30, 1999, involved resetting the clocks on all of the generation units it operates in Ohio, Indiana, and Kentucky so that they are now operating as if it were already January 1, 2000. Cinergy's experience has been that those units have continued to operate without any material adverse result relating to a Year 2000 issue. Cinergy will continue to monitor its mission-critical systems, components and applications for the remainder of the year to maintain their Year 2000 readiness status.

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

Cinergy cannot guarantee that third parties on whom it depends for essential goods and services (those where the interruption of the supply of such goods and services could lead to issues involving the safety of employees, customers, or the public; the continued reliable delivery of gas and/or electricity; and the ability to comply with applicable laws or regulations) will convert their mission-critical systems, components, and applications in a timely manner. Failure or delay by any of these third parties could significantly disrupt business. However, to address this issue, Cinergy has established a supplier compliance program, and is working with its critical suppliers in an effort to minimize such risks.

In addition, Cinergy is coordinating its findings and other issues with other utilities and various industry groups via the Electric Power Research Institute Year 2000 Embedded Systems Project and the Year 2000 Readiness Assessment Program of the NERC, acting at the request of the DOE. The DOE has asked NERC to report on the integrity of the transmission system for North America and to coordinate and assess the preparation of the electric systems in North America for the Year 2000. NERC submitted its initial quarterly status report and coordination plan to the DOE in September 1998, and a second quarterly status report for the fourth quarter of 1998 was submitted on January 11, 1999. A third quarterly status report for the first quarter of 1999 was submitted on April 30, 1999. A fourth and final quarterly status report for the second quarter of 1999 was submitted to the DOE by NERC on August 3, 1999, in which Cinergy was listed as a "Y2k Ready" organization.

Cinergy plans to participate in a NERC-sponsored national preparedness drill on September 8 and 9, 1999, involving its Year 2000 contingency plans.

Cinergy currently estimates that the total cost for the inventory, assessment, remediation, testing, and upgrading of its systems as a result of the Year 2000 effort is approximately $13 million. Approximately $12 million in expenses have been incurred through June 30, 1999, for such things as external labor, for hardware and software upgrades, and for Cinergy employees who are dedicated full-time to the Cinergy Year 2000 Readiness Program. The timing of these expenses may vary and is not necessarily indicative of readiness efforts or progress to date. Cinergy anticipates that a portion of its Year 2000 expenses will not be incremental costs, but rather, will represent the redeployment of existing IT resources. Since its formation, Cinergy has incurred, and will continue to incur, significant capital improvement costs related to planned system upgrades or replacements required in the normal course of business. These costs have not been accelerated as a result of the Year 2000 issue.

The above information is based on Cinergy's current best estimates, which were derived using numerous assumptions of future events, including the availability and future costs of certain technological and other resources, third-party modification actions, and other factors. Given the complexity of these issues and possible unidentified risks, actual results may vary materially from those anticipated and discussed above. Specific factors that might cause such differences include, among others; the ability to locate and correct all affected computer code, the timing and success of remedial efforts of third-party suppliers, and similar uncertainties.

The above information is a Year 2000 Readiness Disclosure pursuant to the Federal Year 2000 Information and Readiness Disclosure Act.

Cinergy
Other Commitments At June 30, 1999, Cinergy had issued $321 million in guarantees primarily related to the energy marketing and trading activities of its subsidiaries and affiliates. In addition, Cinergy had guaranteed $258 million of the debt securities of its subsidiaries and affiliates.

RESULTS OF OPERATIONS

Cinergy, CG&E, PSI, and ULH&P
Reference is made to "Item 1. Financial Statements" in "Part I. Financial Information."


       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Cinergy, CG&E, PSI, and ULH&P
Reference  is made to the "Market  Risk  Sensitive  Instruments  and  Positions"
section in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information" and Notes 7 and 8 of the "Notes to Financial Statements" in "Part I. Financial Information."

                           PART II. OTHER INFORMATION



                            ITEM 1. LEGAL PROCEEDINGS
     Cinergy, CG&E, and PSI
     Manufactured Gas Plant Sites
     See Note 9 of the "Notes to Financial Statements" in Part I. Financial Information.



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

       Exhibit
     Designation                                     Nature of Exhibit


     Cinergy, CG&E, PSI, and ULH&P

          27 Financial Data Schedules (included in electronic submission only)



     (b) The following reports on Form 8-K were filed during the quarter or prior to the filing of the Form 10-Q for the quarter ended June 30, 1999.


      Date of Report                           Item Filed


Cinergy

     July 6, 1999       Item 5.  Other Events
                        Item 7.  Financial Statements and Exhibits

     July 15, 1999      Item 2.  Acquisition or Disposition of Assets
                        Item 7.  Financial Statements and Exhibits

     August 10, 1999    Item 5.  Other Events
                        Item 7.  Financial Statements and Exhibits

CG&E

     August 10, 1999    Item 5.  Other Events

PSI

     August 10, 1999    Item 5.  Other Events

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

                                                      CINERGY CORP.
                                          THE CINCINNATI GAS & ELECTRIC COMPANY
                                                    PSI ENERGY, INC.
                                         THE UNION LIGHT, HEAT AND POWER COMPANY
                                                       Registrants






Date:  August 13, 1999                         /s/Bernard F. Roberts_      __
                                       --------------------------------------
                                                 Bernard F. Roberts
                                               Duly Authorized Officer
                                                        and
                                              Chief Accounting Officer