Form 10-Q
period 2001-03-31
CINCINNATI GAS & ELECTRIC CO; PSI ENERGY INC; UNION LIGHT HEAT & POWER CO; CINERGY CORP
filed 2001-05-15
CIK 20290, 81020, 100858, 899652

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2001

or

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from____________ to ____________

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-11377	CINERGY CORP. (A Delaware Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-1385023

1-1232	THE CINCINNATI GAS & ELECTRIC COMPANY (An Ohio Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-0240030

1-3543	PSI ENERGY, INC. (An Indiana Corporation) 1000 East Main Street Plainfield, Indiana 46168 (513) 421-9500	35-0594457

2-7793	THE UNION LIGHT, HEAT AND POWER COMPANY (A Kentucky Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-0473080

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

The Union Light, Heat and Power Company meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its company specific information with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

As of April 30, 2001, shares of Common Stock outstanding for each registrant were as listed:

Registrant	Description	Shares

Cinergy Corp.	Par value $.01 per share	159,008,514

The Cincinnati Gas & Electric Company	Par value $8.50 per share	89,663,086

PSI Energy, Inc.	Without par value, stated value $.01 per share	53,913,701

The Union Light, Heat and Power Company	Par value $15.00 per share	585,333

TABLE OF CONTENTS

Item
Number

PART 1 FINANCIAL INFORMATION

  1         Financial Statements
                 Cinergy Corp.
                    Consolidated Statements of Income
                    Consolidated Balance Sheets
                    Consolidated Statements of Changes in Common Stock Equity
                    Consolidated Statements of Cash Flows

                 The Cincinnati Gas & Electric Company
                    Consolidated Statements of Income and Comprehensive Income
                    Consolidated Balance Sheets
                    Consolidated Statements of Cash Flows

                 PSI Energy, Inc.
                    Consolidated Statements of Income and Comprehensive Income
                    Consolidated Balance Sheets
                    Consolidated Statements of Cash Flows

                 The Union Light, Heat and Power Company
                    Statements of Income
                    Balance Sheets
                    Statements of Cash Flows

             Notes to Financial Statements

             Cautionary Statements Regarding Forward-Looking Information

  2         Management’s Discussion and Analysis of Financial Condition and
                Results of Operations
                 Introduction
                 Organization
                 Liquidity
                 Capital Resources
                 First Quarter 2001 Results of Operations- Historical
                 Results of Operations- Future

  3         Quantitative and Qualitative Disclosures About Market Risk

PART II OTHER INFORMATION

  1         Legal Proceedings

  4         Submissions of Matters to a Vote of Security Holders

  6         Exhibits and Reports on Form 8-K

             Signatures

                                  CINERGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Quarter Ended
                                                                   March 31
                                                       2001                  2000
                                                         (dollars in thousands,
                                                        except per share amounts)
                                                   (unaudited)
Operating Revenues
   Electric                                        $1,874,685           $1,066,697
   Gas                                              1,813,822              498,728
   Other                                               18,022               17,652
        Total Operating Revenues                    3,706,529            1,583,077

Operating Expenses
   Fuel and purchased and exchanged power           1,345,881              500,778
   Gas purchased                                    1,710,610              406,145
   Operation and maintenance                          249,490              252,927
   Depreciation and amortization                       88,564               82,631
   Taxes other than income taxes                       63,092               66,131
        Total Operating Expenses                    3,457,637            1,308,612

Operating Income                                      248,892              274,465

Equity in Earnings of Unconsolidated Subsidiaries      (1,239)               1,842
Miscellaneous - Net                                    (4,694)              (2,503)
Interest                                               63,550               51,430

Income Before Taxes                                   179,409              222,374

Income Taxes                                           58,304               82,572
   Preferred Dividend Requirements of Subsidiaries        858                1,363
Net Income                                          $ 120,247            $ 138,439

Average Common Shares Outstanding                     158,989              158,923

Earnings Per Common Share
   Net Income                                       $    0.76            $    0.87

Earnings Per Common Share - Assuming Dilution
   Net Income                                       $    0.75            $    0.87

Dividends Declared Per Common Share                 $    0.45            $    0.45

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                             March 31       December 31
                                                               2001             2000
                                                           (unaudited)
                                                              (dollars in thousands)

Current Assets
   Cash and cash equivalents                                $  187,491      $   93,054
   Restricted deposits                                           8,021           4,195
   Notes receivable                                             31,655          35,945
   Accounts receivable less accumulated provision for
        doubtful accounts of $39,480 at March 31, 2001,
        and $29,951 at December 31, 2000                     1,853,313       1,623,402
   Materials, supplies, and fuel - at average cost             161,952         159,340
   Energy risk management current assets (Note 1(c))         1,044,763       1,413,281
   Prepayments and other                                       133,028         129,666
                Total Current Assets                         3,420,223       3,458,883

Property, Plant, and Equipment  - at Cost
   Utility plant in service                                  7,772,840       7,681,612
   Construction work in progress                               358,452         323,350
        Total Utility Plant                                  8,131,292       8,004,962
   Non-regulated property, plant, and equipment              3,975,889       3,401,203
   Accumulated depreciation                                  4,642,983       4,586,089
                Net Property, Plant, and Equipment           7,464,198       6,820,076

Other Assets
   Regulatory assets                                           972,705         976,614
   Investments in unconsolidated subsidiaries                  529,339         538,322
   Energy risk management non-current assets (Note 1(c))        65,984          37,228
   Other investments                                           150,327         146,986
   Other                                                       334,760         351,619
                Total Other Assets                           2,053,115       2,050,769

Total Assets                                               $12,937,536     $12,329,728

The  accompanying  notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                           March 31         December 31
                                                                             2001              2000
                                                                          (unaudited)
                                                                             (dollars in thousands)

Current Liabilities
   Accounts payable                                                         $1,708,847      $1,496,494
   Accrued taxes                                                               286,263         247,006
   Accrued interest                                                             59,211          47,351
   Notes payable and other short-term obligations                            1,809,080       1,128,657
   Long-term debt due within one year  (Note 2)                                 44,149          40,545
   Energy risk management current liabilities (Note 1(c))                    1,073,819       1,456,375
   Other                                                                        81,078         106,679
               Total Current Liabilities                                     5,062,447       4,523,107

Non-Current Liabilities
   Long-term debt (Note 2)                                                   2,887,702       2,876,367
   Deferred income taxes                                                     1,190,221       1,185,968
   Unamortized investment tax credits                                          134,134         137,965
   Accrued pension and other postretirement benefit costs                      410,308         404,764
   Energy risk management non-current liabilities (Note 1(c))                  121,529          97,507
   Other                                                                       233,209         252,255
               Total Non-Current Liabilities                                 4,977,103       4,954,826

Total Liabilities                                                            10,039,550      9,477,933

Cumulative Preferred Stock of Subsidiaries
   Not subject to mandatory redemption                                          62,834          62,834

Common Stock Equity
   Common Stock -  $.01 par value; authorized shares  -  600,000,000;
     outstanding shares - 159,001,531 at March 31, 2001 and 158,967,661
     at December 31, 2000                                                        1,590           1,590
   Paid-in capital                                                           1,619,366       1,619,153
   Retained earnings                                                         1,229,552       1,179,113
   Accumulated other comprehensive loss                                        (15,356)        (10,895)
               Total Common Stock Equity                                     2,835,152       2,788,961

Commitments and Contingencies (Note 3)

Total Liabilities and Shareholders' Equity                                 $12,937,536     $12,329,728

The  accompanying  notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                                                                                   Accumulated     Total
                                                                                                      Other       Common
                                                                    Common   Paid-in   Retained   Comprehensive    Stock
                                                                    Stock    Capital   Earnings   Income (Loss)   Equity
                                                                                   (dollars in thousands)
                                                                                           (unaudited)

Quarter Ended March 31, 2001

Balance at January 1, 2001                                         $1,590   $1,619,153  $1,179,113  $ (10,895)  $2,788,961

Comprehensive income:
   Net income                                                                              120,247                 120,247
  Other comprehensive income (loss), net of tax effect of ($817)
        Foreign currency translation adjustment                                                           696          696
     Minimum pension liability adjustment                                                                  91           91
     Unrealized gain (loss) on investment trusts                                                         (683)        (683)
     FAS 133 transition charge (Note 1(b))                                                             (2,500)      (2,500)
     Cash flow hedges (Note 1(b))                                                                      (2,065)      (2,065)
   Total comprehensive income                                                                                      115,786

Issuance of 33,870 shares of common stock-net                                      826                                 826
Treasury shares purchased                                                       (2,191)                             (2,191)
Treasury shares reissued                                                           378                                 378
Dividends on common stock ($.45 per share)                                                 (71,541)                (71,541)
Other                                                                            1,200       1,733                   2,933

Ending balance at March 31, 2001                                   $1,590   $1,619,366  $1,229,552  $ (15,356)  $2,835,152

Quarter Ended March 31, 2000

Balance at January 1, 2000                                         $1,589   $1,597,554  $1,064,319  $  (9,741)  $2,653,721

Comprehensive income:
  Net income                                                                               138,439                 138,439
  Other comprehensive income (loss), net of tax effect of $534
     Foreign currency translation adjustment                                                           (1,728)      (1,728)
     Unrealized gain (loss) on investment trusts                                                          957          957
   Total comprehensive income                                                                                      137,668

Treasury shares reissued                                                         4,570                               4,570
Dividends on common stock ($.45 per share)                                                 (71,077)                (71,077)
Other                                                                            1,972          14                   1,986

Ending balance at March 31, 2000                                   $1,589   $1,604,096  $1,131,695  $ (10,512)  $2,726,868

The  accompanying  notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Quarter Ended
                                                                                          March 31
                                                                                2001             2000
                                                                                (dollars in thousands)
                                                                                      (unaudited)
Operating Activities
   Net income                                                                  $120,247        $138,439
   Items providing or (using) cash currently:
     Depreciation and amortization                                               88,564          82,631
     Unrealized gain from energy risk management activities                     (18,772)        (18,182)
     Deferred income taxes and investment tax credits - net                      (1,418)           (841)
     Equity in earnings of unconsolidated subsidiaries                            1,239          (1,842)
     Allowance for equity funds used during construction                         (1,143)           (902)
     Regulatory assets - net                                                      4,556           6,853
     Changes in other current assets and current liabilities:
        Restricted deposits                                                      (1,375)            (30)
        Accounts and notes receivable, net of reserves on receivables sold     (231,528)         35,226
        Materials, supplies, and fuel                                            (2,605)         30,763
        Accounts payable                                                        209,709        (130,662)
        Accrued taxes and interest                                               51,117          39,628
     Other items-net                                                            (33,289)          7,072

               Net cash provided by operating activities                        185,302         188,153

Financing Activities
   Change in short-term debt                                                    680,423          89,127
   Issuance of long-term debt                                                    28,148               -
   Redemption of long-term debt                                                 (27,599)           (594)
   Retirement of preferred stock of subsidiaries                                      -            (105)
   Issuance of common stock                                                         826               -
   Dividends on common stock                                                    (71,541)        (71,077)

               Net cash provided by financing activities                        610,257          17,351

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                             (187,184)       (102,635)
   Acquisitions and other investments                                          (513,938)       (108,184)

               Net cash used in investing activities                           (701,122)       (210,819)

Net increase (decrease) in cash and cash equivalents                             94,437          (5,315)

Cash and cash equivalents at beginning of period                                 93,054          81,919

Cash and cash equivalents at end of period                                     $187,491        $ 76,604

The  accompanying  notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                              Quarter Ended
                                                                                March 31
                                                                    2001           2000
                                                                     (dollars in thousands)
                                                                          (unaudited)

Operating Revenues
   Electric                                                       $ 932,745      $538,018
   Gas                                                              325,093       178,462
     Total Operating Revenues                                     1,257,838       716,480

Operating Expenses
   Fuel and purchased and exchanged power                           660,680       240,352
   Gas purchased                                                    238,291        89,616
   Operation and maintenance                                        111,625       112,283
   Depreciation and amortization                                     45,607        43,757
   Taxes other than income taxes                                     47,371        49,931
     Total Operating Expenses                                     1,103,574       535,939

Operating Income                                                    154,264       180,541

Miscellaneous - Net                                                  (2,404)       (1,973)
Interest                                                             27,396        25,749

Income Before Taxes                                                 124,464       152,819

Income Taxes                                                         42,889        56,855

Net Income                                                        $  81,575      $ 95,964

Preferred Dividend Requirement                                          211           213

Net Income Applicable to Common Stock                             $  81,364      $ 95,751

Net Income                                                        $  81,575      $ 95,964

Other Comprehensive Income (Loss), Net of Tax Effect of $2,537       (3,915)            -

Comprehensive Income                                              $  77,660      $ 95,964

The  accompanying  notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                            March 31      December 31
                                                              2001           2000
                                                           (unaudited)
                                                             (dollars in thousands)

Current Assets
   Cash and cash equivalents                                 $  18,961     $  20,637
   Restricted deposits                                             604           160
   Notes receivable from affiliated companies                  186,393        91,732
   Accounts receivable less accumulated provision for
     doubtful accounts of $27,020 at March 31, 2001,
     and $19,044 at December 31, 2000                          657,202       494,501
   Accounts receivable from affiliated companies                 8,648        26,743
   Materials, supplies, and fuel - at average cost              85,555        99,061
   Energy risk management current assets (Note 1(c))           515,601       697,488
   Prepayments and other                                        43,940        39,320
                Total Current Assets                         1,516,904     1,469,642

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                                1,958,691     1,905,795
     Gas                                                       883,495       865,303
     Common                                                    212,427       211,424
       Total Utility Plant In Service                        3,054,613     2,982,522
   Construction work in progress                                95,691       132,577
       Total Utility Plant                                   3,150,304     3,115,099
   Non-regulated property, plant, and equipment              3,201,873     3,181,076
   Accumulated depreciation                                  2,473,781     2,444,867
                Net Property, Plant, and Equipment           3,878,396     3,851,308

Other Assets
   Regulatory assets                                           510,219       502,328
   Energy risk management non-current assets                    23,684         7,000
   Other                                                       138,390       156,692
                Total Other Assets                             672,293       666,020

Total Assets                                                $6,067,593    $5,986,970

The  accompanying  notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                         March 31      December 31
                                                                           2001           2000
                                                                       (unaudited)
                                                                           (dollars in thousands)

Current Liabilities
   Accounts payable                                                       $ 667,069     $ 543,006
   Accounts payable to affiliated companies                                  20,564        23,927
   Accrued taxes                                                            165,819       152,750
   Accrued interest                                                          24,098        17,645
   Notes payable and other short-term obligations                           184,000       264,000
   Notes payable to affiliated companies                                    376,190       163,478
   Long-term debt due within one year                                         1,200         1,200
   Energy risk management current liabilities (Note 1(c))                   529,087       717,902
   Other                                                                     41,254        37,603
       Total Current Liabilities                                          2,009,281     1,921,511

Non-Current Liabilities
   Long-term debt                                                         1,205,147     1,205,061
   Deferred income taxes                                                    728,800       735,799
   Unamortized investment tax credits                                        95,611        98,624
   Accrued pension and other postretirement benefit costs                   163,544       164,901
   Energy risk management non-current liabilities (Note 1(c))                40,885        26,337
   Other                                                                    102,096       118,421
       Total Non-Current Liabilities                                      2,336,083     2,349,143

Total Liabilities                                                         4,345,364     4,270,654

Cumulative Preferred Stock
   Not subject to mandatory redemption                                       20,486        20,486

Common Stock Equity
   Common Stock - $8.50 par value; authorized shares-120,000,000;
     outstanding shares-89,663,086 at March 31, 2001 and December 31,
     2000                                                                   762,136       762,136
   Paid-in capital                                                          565,777       565,777
   Retained earnings                                                        378,739       368,911
   Accumulated other comprehensive loss                                      (4,909)         (994)
       Total Common Stock Equity                                          1,701,743     1,695,830

Commitments and Contingencies (Note 3)

Total Liabilities and Shareholder's Equity                               $6,067,593    $5,986,970

The  accompanying  notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Quarter Ended
                                                                                  March 31
                                                                              2001          2000
                                                                             (dollars in thousands)
                                                                                  (unaudited)

Operating Activities
   Net income                                                             $   81,575    $   95,964
   Items providing or (using) cash currently:
    Depreciation and amortization                                             45,607        43,757
    Deferred income taxes and investment tax credits - net                    (5,890)        1,660
    Unrealized gain from energy risk management activities                    (9,064)      (10,542)
    Allowance for equity funds used during construction                         (427)         (734)
    Regulatory assets - net                                                   (6,530)        4,182
    Changes in other current assets and current liabilities:
       Restricted deposits                                                      (444)            -
       Accounts and notes receivable, net of reserves on receivables sold   (243,936)       12,569
       Materials, supplies, and fuel                                          13,506        13,254
       Accounts payable                                                      120,700       (68,046)
       Accrued taxes and interest                                             19,522        22,456
    Other items-net                                                           (6,000)       (2,664)

               Net cash provided by operating activities                       8,619       111,856

Financing Activities
   Change in short-term debt                                                 132,712        (7,199)
   Retirement of preferred stock                                                   -           (68)
   Dividends on preferred stock                                                 (212)         (214)
   Dividends on common stock                                                 (71,535)      (53,600)

               Net cash provided by (used in) financing activities            60,965       (61,081)

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                           (71,260)      (56,143)

               Net cash used in investing activities                         (71,260)      (56,143)

Net decrease in cash and cash equivalents                                     (1,676)       (5,368)

Cash and cash equivalents at beginning of period                              20,637         9,554

Cash and cash equivalents at end of period                                $   18,961    $    4,186

The  accompanying  notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                   Quarter Ended
                                                                      March 31
                                                                  2001        2000
                                                               (dollars in thousands)
                                                                    (unaudited)
Operating Revenues
      Electric                                                  $915,544    $533,752

Operating Expenses
    Fuel and purchased and exchanged power                       688,091     271,429
    Operation and maintenance                                     90,862     111,343
    Depreciation and amortization                                 36,793      34,692
    Taxes other than income taxes                                 14,984      14,609
     Total Operating Expenses                                    830,730     432,073

Operating Income                                                  84,814     101,679

Miscellaneous - Net                                               (1,770)       (859)
Interest                                                          17,940      20,084

Income Before Taxes                                               65,104      80,736

Income Taxes                                                      23,672      30,523

Net Income                                                      $ 41,432    $ 50,213

Preferred Dividend Requirement                                       647       1,150

Net Income Applicable to Common Stock                           $ 40,785    $ 49,063

Net Income                                                      $ 41,432    $ 50,213

Other Comprehensive Income (Loss), Net of Tax Effect of $134        (465)        632

Comprehensive Income                                            $ 40,967    $ 50,845

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                          March 31    December 31
                                                                            2001          2000
                                                                          (unaudited)
                                                                            (dollars in thousands)
Current Assets
   Cash and cash equivalents                                             $   7,098   $   1,311
   Restricted deposits                                                         810         341
   Notes receivable                                                              3           3
   Notes receivable from affiliated companies                                6,618      12,798
   Accounts receivable less accumulated provision for doubtful accounts
     of $10,342 at March 31, 2001, and $9,317  at December 31, 2000        655,218     464,930
   Accounts receivable from affiliated companies                             4,843       5,385
   Materials, supplies, and fuel - at average cost                          72,495      53,838
   Energy risk management current assets (Note 1(c))                       515,601     697,488
   Prepayments and other                                                    49,308      49,049
                Total Current Assets                                     1,311,994   1,285,143

Property, Plant, and Equipment - at Cost
   Utility plant in service                                              4,718,227   4,699,090
   Construction work in progress                                           262,761     190,773
       Total Utility Plant                                               4,980,988   4,889,863
   Accumulated depreciation                                              2,134,149   2,110,747
                Net Property, Plant, and Equipment                       2,846,839   2,779,116

Other Assets
   Regulatory assets                                                       462,486     474,286
   Energy risk management non-current assets (Note 1(c))                    23,684       7,000
   Other investments                                                        53,175      51,343
   Other                                                                    37,251      32,887
                Total Other Assets                                         576,596     565,516

Total Assets                                                            $4,735,429  $4,629,775

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                    March 31    December 31
                                                                      2001         2000
                                                                   (unaudited)
                                                                    (dollars in thousands)

Current Liabilities
   Accounts payable                                                 $ 580,865   $ 392,206
   Accounts payable to affiliated companies                            23,555      32,448
   Accrued taxes                                                      115,592      80,995
   Accrued interest                                                    18,782      23,708
   Notes payable and other short-term obligations                     152,600     188,391
   Notes payable to affiliated companies                              237,277     146,381
   Long-term debt due within one year                                  42,423      38,325
   Energy risk management current liabilities (Note 1(c))             529,087     717,902
   Other                                                               13,365      12,748
       Total Current Liabilities                                    1,713,546   1,633,104

Non-Current Liabilities
   Long-term debt  (Note 2)                                         1,050,491   1,074,255
   Deferred income taxes                                              461,820     458,593
   Unamortized investment tax credits                                  38,523      39,341
   Accrued pension and other postretirement benefit costs             147,499     143,990
   Energy risk management non-current liabilities (Note 1(c))          40,885      26,337
   Other                                                               66,302      78,112
       Total Non-Current Liabilities                                1,805,520   1,820,628

Total Liabilities                                                   3,519,066   3,453,732

Cumulative Preferred Stock
   Not subject to mandatory redemption                                 42,348      42,348

Common Stock Equity
   Common Stock - without par value;  $.01 stated value;
     authorized shares-60,000,000; outstanding shares-53,913,701
     at March 31, 2001 and December 31, 2000                              539         539
   Paid-in capital                                                    413,523     413,523
   Retained earnings                                                  760,938     720,153
   Accumulated other comprehensive loss                                  (985)       (520)
       Total Common Stock Equity                                    1,174,015   1,133,695

Commitments and Contingencies (Note 3)

Total Liabilities and Shareholder's Equity                         $4,735,429  $4,629,775

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Quarter Ended
                                                                                           March 31
                                                                                   2001         2000
                                                                                 (dollars in thousands)
                                                                                      (unaudited)

Operating Activities
   Net income                                                                  $  41,432    $  50,213
   Items providing or (using) cash currently:
     Depreciation and amortization                                                36,793       34,692
     Deferred income taxes and investment tax credits - net                        2,467       (2,166)
     Unrealized gain from energy risk management activities                       (9,064)     (10,542)
     Allowance for equity funds used during construction                            (716)        (168)
     Regulatory assets - net                                                      11,086        2,671
     Changes in other current assets and current liabilities:
        Restricted deposits                                                         (469)         (52)
        Accounts and notes receivable, net of reserves on receivables sold      (177,278)      48,533
        Materials, supplies, and fuel                                            (18,657)      17,804
        Accounts payable                                                         179,766       42,897
        Accrued taxes and interest                                                29,671       (7,637)
     Other items - net                                                           (20,114)      (4,027)

               Net cash provided by operating activities                          74,917      172,218

Financing Activities
   Change in short-term debt                                                      55,105      (83,796)
   Redemption of long-term debt                                                  (19,825)        (150)
   Retirement of preferred stock                                                       -          (37)
   Dividends on preferred stock                                                     (647)      (1,150)
   Dividends on common stock                                                           -      (18,000)

               Net cash provided by (used in) financing activities                34,633     (103,133)

Investing Activities
   Construction expenditures (less allowance for equity funds used during       (101,931)
     construction)                                                                            (51,091)
   Other investments                                                              (1,832)      (2,919)

               Net cash used in investing activities                            (103,763)     (54,010)

Net increase in cash and cash equivalents                                          5,787       15,075

Cash and cash equivalents at beginning of period                                   1,311        8,842

Cash and cash equivalents at end of period                                     $   7,098    $  23,917

The accompanying  notes as they relate to PSI Energy,  Inc. are an integral part of these consolidated financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                              STATEMENTS OF INCOME

                                                                  Quarter Ended
                                                                     March 31
                                                               2001            2000
                                                               (dollars in thousands)
                                                                    (unaudited)

Operating Revenues
   Electric                                                  $  54,602       $ 49,288
   Gas                                                          59,162         33,487
     Total Operating Revenues                                  113,764         82,775

Operating Expenses
   Electricity purchased from parent company for resale         36,844         35,211
   Gas purchased                                                42,912         17,994
   Operation and maintenance                                     9,247          9,228
   Depreciation and amortization                                 4,165          3,736
   Taxes other than income taxes                                 1,107          1,098
     Total Operating Expenses                                   94,275         67,267

Operating Income                                                19,489         15,508

Miscellaneous - Net                                               (469)          (191)
Interest                                                         1,693          1,571

Income Before Taxes                                             17,327         13,746

Income Taxes                                                     3,472          5,600

Net Income                                                   $  13,855       $  8,146

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                                      THE UNION LIGHT, HEAT AND POWER COMPANY
                                                  BALANCE SHEETS

ASSETS
                                                                   March 31    December 31
                                                                     2001         2000
                                                                  (unaudited)
                                                                   (dollars in thousands)

Current Assets
   Cash and cash equivalents                                        $  6,896    $  6,460
    Accounts receivable less accumulated provision for
     doubtful accounts of $2,262 at March 31, 2001, and $1,492 at
     December 31, 2000                                                22,844      28,518
   Accounts receivable from affiliated companies                         697       2,279
   Materials, supplies, and fuel - at average cost                     2,982       6,300
   Prepayments and other                                                 137         274
                Total Current Assets                                  33,556      43,831

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                                        241,668     234,482
     Gas                                                             186,913     184,878
     Common                                                           44,949      44,603
         Total Utility Plant In Service                              473,530     463,963
   Construction work in progress                                      12,078      15,069
         Total Utility Plant                                         485,608     479,032
   Accumulated depreciation                                          172,879     169,403
                Net Property, Plant, and Equipment                   312,729     309,629

Other Assets
   Regulatory assets                                                  10,362      10,177
   Other                                                               6,614       5,110
                Total Other Assets                                    16,976      15,287

Total Assets                                                        $363,261    $368,747

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                  March 31    December 31
                                                                    2001         2000
                                                                  (unaudited)
                                                                    (dollars in thousands)

Current Liabilities
   Accounts payable                                                $ 10,426    $ 24,249
   Accounts payable to affiliated companies                          13,629      20,192
   Accrued taxes                                                      1,098      (5,760)
   Accrued interest                                                   1,188       1,215
   Notes payable to affiliated companies                             24,275      29,403
   Other                                                             13,846      11,669
       Total Current Liabilities                                     64,462      80,968

Non-Current Liabilities
   Long-term debt                                                    74,597      74,589
   Deferred income taxes                                             35,625      35,822
   Unamortized investment tax credits                                 3,615       3,684
   Accrued pension and other postretirement benefit costs            13,007      13,041
   Amounts due to customers - income taxes                            7,439       7,439
   Other                                                              3,474       6,016
       Total Non-Current Liabilities                                137,757     140,591

Total Liabilities                                                   202,219     221,559

Common Stock Equity
   Common Stock - $15.00 par value; authorized shares-1,000,000;
     outstanding shares-585,333 at March 31, 2001
     and December 31, 2000                                            8,780       8,780
   Paid-in capital                                                   20,305      20,305
   Retained earnings                                                131,957     118,103
       Total Common Stock Equity                                    161,042     147,188

Commitments and Contingencies (Note 3)

Total Liabilities and Shareholder's Equity                         $363,261    $368,747

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                   Quarter Ended
                                                                                     March 31
                                                                                  2001        2000
                                                                                (dollars in thousands)
                                                                                    (unaudited)

Operating Activities
   Net income                                                                   $ 13,855    $ 8,146
   Items providing or (using) cash currently:
     Depreciation and amortization                                                 4,165      3,736
     Deferred income taxes and investment tax credits - net                         (266)      (536)
     Allowance for equity funds used during construction                              14          -
     Regulatory assets - net                                                        (270)       169
     Changes in other current assets and current liabilities:
         Accounts and notes receivable, net of reserves on receivables sold        6,474      7,351
         Materials, supplies, and fuel                                             3,318      4,438
         Accounts payable                                                        (20,386)    (8,242)
         Accrued taxes and interest                                                6,831      5,367
     Other items - net                                                            (1,112)     3,514

               Net cash provided by operating activities                          12,623     23,943

Financing Activities
   Change in short-term debt                                                      (5,128)   (18,615)

               Net cash used in financing activities                              (5,128)   (18,615)

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                                (7,059)    (7,069)

               Net cash used in investing activities                              (7,059)    (7,069)

Net increase (decrease) in cash and cash equivalents                                 436     (1,741)

Cash and cash equivalents at beginning of period                                   6,460      3,641

Cash and cash equivalents at end of period                                      $  6,896    $ 1,900

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

NOTES TO FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we,” “our,” or “us.”

1.     Summary of Significant Accounting Policies

(a)     Presentation     Our Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 2000 Form 10-K of the registrants. Certain amounts in the 2000 Financial Statements have been reclassified to conform to the 2001 presentation.

(b)     Financial Derivatives     We use derivative financial instruments to manage:

  funding costs;
  exposure to fluctuations in interest rates; and
  exposure to foreign currency exchange rates.

We account for derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivatives and Hedging Activities (Statement 133), which requires all derivatives that are not exempted to be accounted for at fair value. Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivatives that qualify as hedges can (a) offset related fair value changes on the hedged item in the income statement for fair value hedges; or (b) be recorded in other comprehensive income for cash flow hedges. To qualify for hedge accounting, financial instruments must be designated as a hedge (for example, an offset of foreign exchange or interest rate risks) at the inception of the contract and must be effective at reducing the risk associated with the hedged item. Accordingly, changes in the fair values or cash flows of instruments designated as hedges must be highly correlated with changes in the fair values or cash flows of the related hedged items.

From time to time, we may use foreign exchange forward contracts (for example, a contract obligating one party to buy, and the other to sell, a specified quantity of a foreign currency for a fixed price at a future date) and currency swaps (for example, a contract whereby two parties exchange principal and interest cash flows denominated in different currencies) to hedge foreign currency denominated purchase and sale commitments (cash flow hedges) and certain of our net investments in foreign operations (net investment hedges) against currency exchange rate fluctuations. At March 31, 2001, the fair value, and ineffectiveness, of instruments that we have classified as foreign currency cash flow hedges was not material. Reclassification of unrealized gains or losses on foreign currency cash flow hedges from other comprehensive income occurs when the underlying hedged item is recorded in income.

We also use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows). Through December 31, 2000, we utilized the accrual method to account for these interest rate swaps. Accordingly, gains and losses were calculated based on the difference between the fixed-rate and the floating-rate interest amounts, using agreed upon notional amounts. These gains and losses were recognized in our Consolidated Statements of Income as a component of Interest over the life of the agreement. Effective with our adoption of Statement 133 in the first quarter of 2001, we began accounting for interest rate swaps using mark-to-market accounting and are assessing the effectiveness of any swaps used in hedging activities. At March 31, 2001, the fair value, and ineffectiveness, of instruments that we have classified as cash flow hedges of variable rate debt instruments was not material. Reclassification of unrealized gains or losses on cash flow hedges of variable rate debt instruments occurs from other comprehensive income as interest payments are made on the debt instrument. See Note 1(d) below for further discussion of Statement 133.

(c)     Energy Marketing and Trading      We market and trade electricity, natural gas, and other energy-related products. We designate transactions as physical or trading at the time they are originated. Physical refers to our intent and projected ability to fulfill substantially all obligations from company-owned assets. We sell generation to third parties when it is not required to meet native load requirements (end-use customers within our public utilities companies’ franchise service territory). All other energy contracts (including most natural gas contracts) are classified as trading. We account for physical transactions on a settlement basis and trading transactions using the mark-to-market method of accounting, consistent with our application of EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities. To the extent that physical transactions constitute derivatives under Statement 133, we typically apply the normal purchases and sales exemption. To the extent trading transactions constitute derivatives under Statement 133, we typically do not attempt to identify them as a hedging instrument. Under the mark-to-market method of accounting, trading transactions are shown at fair value in our Consolidated Balance Sheets as Energy risk management assets – and Energy risk management liabilities – current and non-current. We reflect changes in fair value resulting in unrealized gains and losses in Fuel and purchased and exchanged power and Gas purchased. We record the revenues and costs for all transactions in our Consolidated Statements of Income when the contracts are settled. We recognize revenues in Operating revenues; costs are recorded in Fuel and purchased and exchanged power and Gas purchased.

Although we intend to settle physical contracts with company-owned generation, occasionally we settle these contracts with power purchased on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as the power is delivered. Due to the infrequency of such settlements, both historical and projected, and the fact that physical power settlement to the customer still occurs, we continue to apply the normal purchases and sales exemptions to such physical contracts that constitute derivatives. Open market purchases may occur for the following reasons:

  generating station outages;
  least-cost alternative;
  native load requirements; and
  extreme weather.

We value contracts in the trading portfolio using end-of-the-period market prices, utilizing the following factors (as applicable):

  closing exchange prices (that is, closing prices for standardized electricity and natural gas products traded on an organized exchange such as the New York Mercantile Exchange);
  broker-dealer and over-the-counter price quotations; and
  model pricing (which considers time value and historical volatility factors of electricity and natural gas pricing underlying any options and contractual commitments).

We anticipate that some of the electricity obligations, even though considered trading contracts, will ultimately be settled using company-owned generation. The cost of this generation is usually below the market price at which the trading portfolio has been valued. We expect earnings volatility from period to period due to the risks associated with marketing and trading electricity, natural gas, and other energy-related products.

During the first quarter, our natural gas trading volumes increased substantially. Because of this volume change and the increasing volatility of gas prices, our risk exposure to these markets has increased. However, we continue to employ value-at-risk analysis and other methodologies to mitigate our risks in all trading operations, including natural gas trading.

(d)      Accounting Changes      During 1998, the Financial Accounting Standards Board (FASB) issued Statement 133. This standard is effective for fiscal years beginning after June 15, 2000, and requires companies to record derivative instruments which are not exempt under certain provisions of Statement 133 as assets or liabilities, measured at fair value (i.e., marked-to-market). Our financial statements reflect the adoption of Statement 133 in January 2001. Since many of our derivatives were previously required to use mark-to-market accounting, the effects of implementation are immaterial.

These effects do not reflect the potential impact of applying mark-to-market accounting to selected call options and forwards we use to hedge peak period exposure to electricity demand. We have not historically marked these instruments to market because they are intended as hedges of peak period exposure and are not considered trading instruments. We currently classify these types of instruments as normal purchases under Statement 133. However, the FASB-sponsored Derivatives Implementation Group (DIG) has yet to issue final guidance on these types of instruments. In April 2001, the DIG posted tentative guidance that would preclude these contracts from qualifying for the normal purchases and sales exemption. This guidance will not be final until the FASB staff considers all comments provided during a 35-day comment period. These instruments will require mark-to-market accounting unless the FASB staff reconsiders its guidance based on the comments provided. The FASB has scheduled an open meeting with utility industry representatives to discuss these issues. If ultimately required to mark these instruments to market, this could result in additional earnings volatility. At March 31, 2001, the fair value of these instruments was $14 million.

2.     Long-Term Debt

In January 2001, PSI Energy, Inc. (PSI) retired $19.8 million principal amount of non-interest bearing Series 1994 Promissory Note, which had matured. The securities were not replaced by new issues of debt. In March 2001, Cinergy Global Resources, Inc., a subsidiary of Cinergy, borrowed $26 million at a fixed interest rate of 6.10%, maturing on March 31, 2003.

3.     Commitments and Contingencies

(a)     Ozone Transport Rulemaking      In June 1997, the Ozone Transport Assessment Group, which consisted of 37 states, made a wide range of recommendations to the U.S. Environmental Protection Agency (EPA) to address the impact of ozone transport on serious non-attainment areas (geographic areas defined by the EPA as non-compliant with ozone standards) in the Northeast, Midwest, and South. Ozone transport refers to wind-blown movement of ozone and ozone-causing materials across city and state boundaries. In late 1997, the EPA published a proposed call for revisions to State Implementation Plans (SIPs) for achieving emissions reductions to address air quality concerns. The EPA must approve all SIPs.

Nitrogen Oxide (NOx) SIP Call     In October 1998, the EPA finalized its ozone transport rule, also known as the NOx SIP Call. It applied to 22 states in the eastern half of the United States (U.S.), including the three states in which our electric utilities operate, and also proposed a model NOx emission allowance-trading program. This rule recommended states reduce NOx emissions primarily from industrial and utility sources to a certain level by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate NOx reductions and, at the discretion of the state, a NOx trading program into their SIPs. The EPA proposed to implement a federal plan to accomplish the equivalent NOx reductions by May 1, 2003, if states failed to revise their SIPs.

Ohio, Indiana, a number of other states, and various industry groups (some of which we are a member), filed legal challenges to the NOx SIP Call in late 1998. On May 25, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) granted a request for a deferral of the rule and indefinitely suspended the September 30 filing deadline, pending further review by the Court of Appeals.

In March 2000, the Court of Appeals substantially upheld the EPA’s rule. On April 11, 2000, the EPA asked the Court of Appeals to remove its May 25, 1999 suspension of the rule and also directed states to submit SIP revisions by September 1, 2000. On April 17, 2000, various states and industry groups (some of which we are a member) filed a request with the Court of Appeals for a rehearing of the NOx SIP Call decisions. On April 24, 2000, the same group filed a request with the Court of Appeals to require a rulemaking and a comment period to determine a new compliance date. The states also filed a request to obtain more time to file their SIPs. On June 23, 2000, the Court of Appeals denied both requests and directed the states to submit their SIP revisions by October 30, 2000. The states of Indiana, Kentucky, and Ohio subsequently submitted letters stating their intent to revise their SIPs in response to the NOx SIP Call. On December 26, 2000, the EPA took final action against Indiana, Kentucky, Ohio, and most other SIP Call affected states for failing to make complete SIP revisions. This action triggers an 18-month time clock for mandatory sanctions under a Federal Implementation Plan. The states of Indiana, Kentucky, and Ohio now anticipate final adoption of compliant SIP Call rules by late summer 2001.

In August 2000, the Court of Appeals extended the May 1, 2003, deadline for NOx reductions to May 31, 2004. The states and other groups appealed the Court of Appeals ruling to the U.S. Supreme Court (Supreme Court). In March 2001, the Supreme Court decided not to accept their appeal.

On September 25, 2000, Cinergy announced a plan to invest approximately $700 million in pollution control equipment and other methods to reduce NOx emissions. This expected investment includes the following:

  install up to 11 selective catalytic reduction units (SCRs) at several different generating stations;
  install other pollution control technologies, including new computer software, at all generating stations;
  make combustion improvements; and
  utilize market opportunities to buy and sell NOx allowances.

SCRs are the most proven technology currently available for reducing NOX emissions produced in coal-fired generating stations.

Section 126 Petitions In February 1998, the northeast states filed petitions seeking the EPA’s assistance in reducing ozone in the eastern U.S. under Section 126 of the Clean Air Act (CAA). The EPA believes that Section 126 petitions allow a state to claim that sources in another state are contributing to its air quality problem and request that the EPA require the upwind sources to reduce their emissions.

In December 1999, the EPA granted four Section 126 petitions relating to NOx emissions.

This ruling affected all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOx emissions to a certain level by May 2003. The EPA's action granting the Section 126 petitions was appealed to the Court of Appeals. Oral arguments were held in this case on December 15, 2000. A final decision is expected some time within the next few months.

State Ozone Plans     On November 15, 1999, the State of Indiana and the Commonwealth of Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their attainment demonstration on how they intend to bring the greater Louisville area, including Floyd and Clark Counties in Indiana, into attainment with the one-hour ozone standard. The SIP amendments call for, among other things, statewide NOx reductions from utilities in Indiana, Kentucky, and surrounding states which are less stringent than the EPA’s NOx SIP Call. Indiana and Kentucky committed to adopt utility NOx control rules by December 2000, that would require controls be installed by May 2003. However, Indiana halted the rulemaking for NOx controls at this level, but continues to develop NOx SIP Call level reduction regulations. Kentucky did complete their rulemaking, but has issued a proposed rule to change the compliance deadline to mirror the NOx SIP Call (May 31, 2004).

See Note 3(d) below for a discussion of the tentative EPA settlement, which relates to matters discussed within this note.

(b)     New Source Review (NSR)      The CAA’s NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major modification to an existing facility unless the changes are exempt. In July 1998, the EPA requested comments on proposed revisions to the NSR rules that would change NSR applicability by eliminating exemptions contained in the current regulation.

Since July 1999, The Cincinnati Gas & Electric Company (CG&E) and PSI have received requests from the EPA (Region 5), under Section 114 of the CAA, seeking documents and information regarding capital and maintenance expenditures at several of their respective generating stations. These requests were part of an industry-wide investigation assessing compliance with the NSR and the New Source Performance Standards (NSPS) of the CAA at electric generating stations.

On September 15, 1999, November 3, 1999, and February 2, 2001, the Attorneys General of New York, Connecticut, and New Jersey, respectively, issued letters notifying Cinergy and CG&E of their intent to sue under the citizens’ suit provisions of the CAA. These states allege violations of the CAA by constructing and continuing to operate a major modification to CG&E’s W.C. Beckjord Generating Station (Beckjord Station) without obtaining the required NSR pre-construction permits.

On November 3, 1999, the EPA sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts (District Court). The Cinergy, CG&E, and PSI suit alleged violations of the CAA at two of our generating stations relating to NSR and NSPS requirements. The suit sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station and at PSI’s Cayuga Generating Station (Cayuga Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.

On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added alleged violations of the NSR requirements of the CAA at two of our generating stations contained in a notice of violation (NOV) filed by the EPA on November 3, 1999. It also added claims for relief of alleged violations of nonattainment NSR, Indiana and Ohio SIPs, and particulate matter emission limits (as discussed below in the “Beckjord Station NOV” section).

The amended complaint sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station, Cayuga Station, and PSI’s Wabash River Generating Station and Gallagher Generating Station, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation.

On March 1, 2000, the EPA also filed an amended complaint in a separate lawsuit alleging violations of the CAA relating to NSR, Prevention of Significant Deterioration (PSD), and Ohio SIP requirements regarding various generating stations, including a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, the Dayton Power and Light Company (DP&L), and CG&E. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. This suit is being defended by CSP. On April 4, 2001, the District Court in that case ruled that neither the Government nor the intervening plaintiff environmental groups could obtain civil penalties for any alleged violations that occurred more than five years prior to the filing of the complaint, but that both parties could seek injunctive relief for alleged violations that occurred more than five years before the filing of the complaint. Thus, if the plaintiffs prevail in their claims, any calculation for penalties will not start on the date of the alleged violations unless those alleged violations occurred after November 3, 1994, but CSP would be forced to install the controls required under the CAA. There is no indication at this time if any party intends to appeal this decision.

On June 28, 2000, the EPA issued a NOV to Cinergy, CG&E, and PSI for alleged violations of NSR, PSD, and SIP requirements at CG&E’s Miami Fort Generating Station and PSI’s Gibson Generating Station. In addition, Cinergy and CG&E have been informed by DP&L, the operator of J.M. Stuart Generating Station (Stuart Station), that on June 30, 2000, the EPA issued a NOV for alleged violations of NSR, PSD, and SIP requirements at this station. CG&E owns 39% of Stuart Station. The NOVs indicated that the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

See Note 3(d) below for a discussion of the tentative EPA settlement, which relates to matters discussed within this note.

(c)     Beckjord Station NOV      On November 30, 1999, the EPA filed a NOV against Cinergy and CG&E alleging that emissions of particulate matter at the Beckjord Station exceeded the allowable limit. The NOV indicated that the EPA may (1) issue an administrative penalty order, or (2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000 amended complaint, as discussed in section (b). On June 22, 2000, the EPA issued a NOV and a Finding of Violation (FOV) alleging additional particulate emission violations at Beckjord Station and offered us an opportunity to meet and discuss the allegations and corrective measures. The NOV/FOV indicated the EPA may issue an administrative compliance order, issue an administrative penalty order, or bring a civil or criminal action.

See Note 3(d) below for a discussion of the tentative EPA settlement, which relates to matters discussed within this note.

(d)     EPA Agreement      On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the EPA, the U.S. Department of Justice, three northeast states, and two environmental groups that could serve as the basis for a negotiated resolution of CAA claims and other related matters brought against coal-fired power plants owned and operated by Cinergy’s operating subsidiaries. The complete resolution of these issues is contingent upon establishing a final agreement with the EPA and other parties. If a final agreement is reached with these parties, this would resolve past claims of NSR violations as well as the Beckjord Station NOVs/FOV discussed above.

Under the terms of the tentative agreement, the EPA and the other plaintiffs have agreed to drop all challenges of past maintenance and repair activities at our coal-fired generation plants. In addition, the intent of the tentative agreement is that we would be allowed to continue on-going activities to maintain reliability and availability without subjecting the plants to future litigation regarding federal permitting requirements.

In return for resolution of past claims, future operational certainty, and protection of system wide demand growth, we have tentatively agreed to:

  shut down or repower with natural gas nine small coal-fired boilers at three power plants beginning in 2004;
  build four additional sulfur dioxide (SO2) scrubbers, the first of which must be operational by December 31, 2007;
  upgrade existing pollution control systems;
  phase in the operation of NOX reduction technology year-round starting in 2004;
  retire 50,000 tons of SO2 allowances between 2001 and 2005 and reduce our SO2 cap by 35% in 2013;
  pay a civil penalty of $8.5 million to the U.S. government; and
  implement $21.5 million in environmental mitigation projects.

The estimated cost for these capital expenditures is expected to be approximately $700 million. These capital expenditures are in addition to our previously announced commitment to install NOX controls over the next five years at an estimated cost of approximately $700 million as previously discussed in “Ozone Transport Rulemaking.”

In reaching the tentative agreement, we did not admit any wrongdoing and remain free to continue our current maintenance practices, as well as implement future projects for improved reliability. If the settlement is not completed, we intend to defend the suit vigorously in court. In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail on their claims or whether resolution of this matter would have a material effect on our financial condition or results of operations.

(e)     Manufactured Gas Plant (MGP) Sites

       (i)     General     Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

       (ii)     PSI     Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including at least 21 sites which PSI or its predecessors previously owned. PSI acquired four of the sites from Northern Indiana Public Service Company (NIPSCO) in 1931. At the same time, PSI sold NIPSCO the sites located in Goshen and Warsaw, Indiana. In 1945, PSI sold 19 of these sites (including the four sites it acquired from NIPSCO) to the predecessor of the Indiana Gas Company, Inc. (IGC). IGC later sold the site located in Rochester, Indiana, to NIPSCO.

IGC (in 1994) and NIPSCO (in 1995) both made claims against PSI. The basis of these claims was that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI was legally responsible for the costs of investigating and remediating the sites. In August 1997, NIPSCO filed suit against PSI in federal court claiming recovery (pursuant to CERCLA) of NIPSCO’s past and future costs of investigating and remediating MGP-related contamination at the Goshen MGP site.

In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement. This agreement allocated CERCLA liability for past and future costs at seven MGP sites in Indiana among the three companies. As a result of the agreement, NIPSCO’s lawsuit against PSI was dismissed. The parties have assigned lead responsibility for managing further investigation and remediation activities at each of the sites to one of the parties. Similar agreements were reached between IGC and PSI that allocate CERCLA liability at 14 MGP sites with which NIPSCO was not involved. These agreements concluded all CERCLA and similar claims between the three companies related to MGP sites. The parties continue to investigate and remediate the sites, as appropriate under the agreements and applicable laws. The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and the IDEM. In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana (Court) against its general liability insurance carriers. Subsequently, PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. The Court rescheduled the trial date for the case from May 2001 to January 2002. The Court ordered the parties to submit the case to mediation in February 2001. The mediation was not successful in resolving PSI’s claims against all of the insurance carriers. Settlement discussions with some of the insurance carriers have been ongoing. At the present time, PSI cannot predict either the progress or outcome of these discussions or the outcome of this litigation.

PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring to the extent such costs are probable and can be reasonably estimated. PSI does not believe it can provide an estimate of the reasonably possible total remediation costs for any site before a remedial investigation/feasibility study has been completed. To the extent remediation is necessary, the timing of the remediation activities impacts the cost of remediation. Therefore, PSI currently cannot determine the total costs that may be incurred in connection with the remediation of all sites, to the extent that remediation is required. According to current information, these future costs at the 21 Indiana MGP sites are not material to our financial condition or results of operations. As further investigation and remediation activities are performed at these sites, the potential liability for the 21 Indiana MGP sites could be material to our financial position or results of operations.

       (iii)     CG&E     CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have begun preliminary site assessments to obtain information about some of these MGP sites.

(f)     Gas Customer Choice      In January 2000, Cinergy Investments, Inc. (Investments) sold Cinergy Resources, Inc. (CRI), a former subsidiary, to Licking Rural Electrification, Inc. doing business as The Energy Cooperative (Energy Cooperative). In February 2001, Cinergy, CG&E and CRI were named as defendants in three class actions lawsuits. These lawsuits are in connection with Energy Cooperative's removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers. Subsequently, these class action suits were amended and consolidated into one suit. CG&E has been dismissed as a defendant in the consolidated suit. On March 30, 2001, Cinergy, CG&E and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and CRI. This lawsuit concerns any obligations or liability Investments may have to Energy Cooperative following its sale of CRI. We intend to vigorously defend these lawsuits. At the present time, Cinergy cannot predict the outcome of these suits.

(g)     Other     In compliance with an electric wholesale rate case settlement adopted by the Federal Energy Regulatory Commission (FERC) effective February 2000, CG&E reduced the cost of fuel reflected in its wholesale base rates and revised its wholesale fuel adjustment factor. Beginning March 1, 2000, The Union Light, Heat and Power Company (ULH&P) began passing through to retail customers the fuel costs incurred pursuant to the revised wholesale fuel adjustment factor but did not synchronize the cost of fuel reflected in retail base rates with the reduced cost of fuel reflected in wholesale base rates. As a result, on an annual basis, ULH&P is recovering and recognizing as revenue approximately $18 million more in costs than it incurred. While ULH&P believes its position is consistent with applicable rate regulation, the issue was brought to the Kentucky Public Service Commission (KPSC) for a final determination. In March 2001, a tentative settlement with the KPSC staff was reached which, if approved by the KPSC, would allow ULH&P to retain the revenues collected to date and maintain retail base rates at their current level. On May 11, 2001, the settlement was approved by the KPSC.

4.     Financial Information by Business Segment

As discussed in the 2000 Form 10-K, in early 2001, Cinergy announced certain organizational changes which further aligned the business units to reflect Cinergy’s strategic vision. The revised structure has three business units, as follows:

  Energy Merchant Business Unit (Energy Merchant);
  Regulated Businesses Business Unit (Regulated Businesses); and
  Power Technology and Infrastructure Services Business Unit (PTIS).

Energy Merchant manages wholesale generation and the buying and selling of energy commodities. Energy Merchant earns revenues from the electric generation and the operation of power plants; wholesale energy trading, marketing, and risk management; and customized energy solutions.

Regulated Businesses consists of a regulated, integrated utility, and regulated electric and gas transmission and distribution services. Regulated Businesses plans, constructs, operates, and maintains the Cinergy operating companies' transmission and distribution systems and delivers gas and electric energy to consumers. Regulated Businesses also earns revenues from wholesale customers primarily by transmitting electric power through Cinergy’s transmission system.

PTIS primarily manages the development, marketing, and sales of our non-regulated retail energy and energy-related products and services. Products and services offered by PTIS include energy management and consulting services to commercial customers that operate retail facilities; utility operations and infrastructure services to utilities; and building and maintaining fiber optic telecommunication networks for businesses, municipalities, telecommunications carriers, and schools. PTIS also manages Cinergy Ventures, LLC (Ventures), the company's venture capital subsidiary. Ventures invests in emerging energy technologies with promising commercial applications that can benefit future PTIS business development activities.

Financial results by business unit for the quarters ended March 31, 2001 and 2000, are as indicated below. Amounts for the prior year have been restated to reflect segment restructuring which includes the consolidation of the former International Business unit into the Energy Merchant and Regulated Businesses business units. This restructuring became effective January 1, 2001.

Business Units
                                          Cinergy Business Units
                                 Energy          Regulated                                                     Reconciling
                              Merchant(5)      Businesses(5)       PTIS           Total       All Other (1)    Eliminations (2)  Consolidated
                                             (in thousands)
                                                                                       2001
Operating revenues -
  External customers          $2,874,277 (4)    $ 817,811         $ 14,441      $3,706,529      $     -        $       -          $3,706,529
  Intersegment revenues          35,203                 -                -          35,203            -          (35,203)                  -
Segment profit (loss) (3)        39,295            85,750           (4,798)        120,247            -                -             120,247

                                                                                       2000
Operating revenues -
  External customers          $ 704,642 (4)     $ 859,948         $ 18,487      $1,583,077      $     -        $       -          $1,583,077
  Intersegment revenues         241,588                 -                -         241,588            -         (241,588)                  -
Segment profit (loss) (3)        51,277            87,772             (610)        138,439            -                -             138,439

(1)  The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.
(2)  The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.
(3)  Management utilizes segment profit (loss) to evaluate segment performance.
(4)  The increase in 2001 as compared to 2000 is primarily due to the increase in volumes and average price realized on non-firm wholesale transactions.
(5)  Effective January 2001, electric customer choice legislation was implemented in Ohio.  For comparative purposes, the estimated pro forma adjustment to reflect this effect on first quarter 2000 results would be as follows:

                                                               Regulated
                                             Energy Merchant   Businesses
                    Operating revenues           (31,297)        31,297
                    Segment profit (loss)        (11,091)        11,091

Total segment assets at March 31, 2001 and December 31, 2000, are as indicated below.

Business Units
                                                           Cinergy Business Units
                                                     Energy        Regulated
                                                    Merchant      Businesses         PTIS            Total        All Other (1)        Consolidated
                                                                (in thousands)

Total segment assets at March 31, 2001            $5,921,620        $6,794,748     $184,118        $12,900,486       $37,050             $12,937,536
Total segment assets at December 31, 2000          5,947,824         6,162,141      177,275         12,287,240        42,488              12,329,728

(1)  The All Other category represents miscellaneous corporate items, which are not allocated to business units for purposes of segment performance measurement.

5.     Earnings Per Common Share

A reconciliation of earnings per common share (EPS) to earnings per common share assuming dilution (diluted EPS) is presented below:

                                             Income        Shares      EPS
                                           (in thousands, except per share amounts)

Quarter ended March 31, 2001
EPS:
   Net income                                $120,247      158,989     $0.76

Effect of dilutive securities:
   Common stock options                                       961
   Share saver plan common stock                               33
   Directors' compensation plans                              140
   Contingently issuable common stock                         300

EPS-assuming dilution:
   Net income plus assumed conversions       $120,247      160,423     $0.75

Quarter ended March 31, 2000
EPS:
   Net income                                $138,439      158,923     $0.87

Effect of dilutive securities:
   Common stock options                                         9
   Contingently issuable common stock                         343

EPS-assuming dilution:
   Net income plus assumed conversions       $138,439      159,275     $0.87

Options to purchase shares of common stock are excluded from the calculation of diluted EPS when the exercise prices of these options are greater than the average market price of the common shares during the period. For the quarters ended March 31, 2001, and 2000, approximately two million and seven million shares, respectively, were excluded from the diluted EPS calculation.

6.     Ohio Deregulation

As discussed in the 2000 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the state of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provided for a market development period that began January 1, 2001, and ends no later than December 31, 2005.

On May 8, 2000, CG&E reached a stipulated agreement with the Public Utilities Commission of Ohio (PUCO) staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. On August 31, 2000, the PUCO approved CG&E’s stipulation agreement. Two parties filed applications for rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. On April 6, 2001, CG&E filed for dismissal of this appeal. CG&E is unable to predict the outcome of this proceeding.

As previously discussed, the August 31, 2000 order authorizes CG&E to transfer its generation assets to one or more non-regulated corporate subsidiary(ies). This transfer may require the approval or consent of one or more of the following regulatory agencies: the Indiana Utility Regulatory Commission, the KPSC, the FERC, the Securities and Exchange Commission under the Public Utility Holding Company Act of 1935, as amended, and various third parties. As the transfer is contingent upon CG&E receiving various consents and approvals, the timing and receipt of which are unknown, the completion date of the transfer of generation assets to the non-regulated subsidiary(ies) is uncertain.

7.     Power Trading

Contracts within the trading portfolio of the power marketing and trading operations are primarily with power marketers and other investor-owned utilities. The majority of these contracts are for terms of one year or less. Electric power prices can be extremely volatile, and the market can, at times, lack liquidity. Because of these issues, credit risk is generally greater than with other commodity trading, especially when dealing with new market entrants. Credit discounts are included in the determination of fair value for all open positions in the power-trading portfolio.

As stated in our 2000 Form 10-K, in 2000 the Western U.S., primarily California, began experiencing unprecedented price levels for wholesale electricity. Because of the nature of deregulation in California, California’s two largest utilities have accumulated significant unpaid obligations, are having difficulty obtaining capital, and one of these utilities has declared bankruptcy. We continue to maintain a balanced Western U.S. portfolio and have no unrealized gain positions directly with these utilities. A significant portion of our Energy risk management assets and Energy risk management liabilities-current are with counterparties in the Western U.S. If prices continue at elevated levels or should these utilities be unable to fund their unpaid obligations, credit failures by power marketers could result. Given these issues, the fair values of our positions in the Western U.S. have been adjusted to reflect a higher level of credit discount. Nonperformance by any of the Western U.S. counterparties could have a material effect on the operating results of Cinergy, CG&E, and PSI.

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

In this report we discuss various matters that may make management’s corporate vision of the future clearer for you. This report outlines management’s goals and projections for the future. These goals and projections are considered forward-looking statements and are based on management’s beliefs and assumptions.

Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ are often presented with forward-looking statements. In addition, other factors could cause actual results to differ materially from those indicated in any forward-looking statement. These include:

  Factors affecting operations, such as:

    unusual weather conditions;
    catastrophic weather-related damage;
    unscheduled generation outages;
    unusual maintenance or repairs;
    unanticipated changes in fossil fuel costs, gas supply costs, or availability constraints;
    environmental incidents; and
    electric transmission or gas pipeline system constraints.

  Legislative and regulatory initiatives regarding deregulation of the industry, potential national deregulation legislation and the potential repeal of the Public Utility Holding Company Act of 1935 (PUHCA).

  The timing and extent of the entry of additional competition in electric or gas markets and the effects of continued industry consolidation through the pursuit of mergers, acquisitions, and strategic alliances.

  Regulatory factors such as changes in the policies or procedures that set rates; changes in our ability to recover capital expenditures for environmental compliance, purchased power costs and investments made under traditional regulation through rates; and changes to the frequency and timing of rate increases.

  Financial or regulatory accounting principles or policies imposed by governing bodies.

  Political, legal, and economic conditions and developments in the United States (U.S.) and the foreign countries in which we have a presence. This would include inflation rates and monetary fluctuations.

  Changing market conditions and other factors related to physical energy and financial trading activities. These would include price, basis, credit, liquidity, volatility, capacity, transmission, currency exchange rates, interest rates, and warranty risks.

  The performance of projects undertaken by our non-regulated businesses and the success of efforts to invest in and develop new opportunities.

  Availability of, or cost of, capital.

  Employee workforce factors, including changes in key executives, collective bargaining agreements with union employees, and work stoppages.

  Legal and regulatory delays and other obstacles associated with mergers, acquisitions, and investments in joint ventures.

  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims. Examples can be found in Note 3 of the "Notes to Financial Statements" in "Part I. Financial Information."

  Changes in international, federal, state, or local legislative requirements, such as changes in tax laws, tax rates, and environmental laws and regulations.

Unless we otherwise have a duty to do so, the Securities and Exchange Commission’s (SEC) rules do not require forward-looking statements to be revised or updated (whether as a result of changes in actual results, changes in assumptions, or other factors affecting the statements). Our forward-looking statements reflect our best beliefs as of the time they are made and may not be updated for subsequent developments.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as “we,” “our,” or “us.”

INTRODUCTION

In Management’s Discussion and Analysis (MD&A), we explain our general operating environment, as well as our liquidity, capital resources, and results of operations. Specifically, we discuss the following:

  factors affecting current and future operations;
  why revenues and expenses changed from period to period; and
  how the above items affect our overall financial condition.

ORGANIZATION

Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries (operating companies). As a result of this ownership, we are considered a utility holding company. Because we are a holding company whose utility subsidiaries operate in multiple states, we are registered with and are subject to regulation by the SEC under the PUHCA. Our other principal subsidiaries are:

  Cinergy Services, Inc. (Services) - is a service company that provides our regulated and non-regulated subsidiaries with a variety of centralized administrative, management, and support services;
  Cinergy Investments, Inc. (Investments) - holds most of our domestic non-regulated, energy-related businesses and investments;
  Cinergy Global Resources, Inc. - holds our international businesses and investments and directs our renewable energy investing activities (for example, wind farms);
  Cinergy Technologies, Inc. - primarily holds our portfolio of technology related investments; and
  Cinergy Wholesale Energy, Inc. - was formed to act as a holding company for Cinergy's energy merchant businesses, including production, as the generation assets eventually become unbundled from the utility subsidiaries.

CG&E an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana. It has three wholly-owned utility subsidiaries and two wholly-owned non-utility subsidiaries. CG&E’s principal utility subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky. CG&E’s other subsidiaries are insignificant to its results of operations. PSI, an Indiana corporation, is an electric utility that provides service in north central, central, and southern Indiana.

The majority of our operating revenues are derived from the sale of electricity and the sale and/or transportation of natural gas.

In early 2001, we announced certain organizational changes which further aligned the business units to reflect Cinergy’s strategic vision. The revised structure reflects three business units, as follows:

  Energy Merchant Business Unit – operates power plants, both domestically and abroad, and conducts all wholesale energy marketing, trading, origination and risk management services;
  Regulated Businesses Business Unit – operates all gas and electric transmission and distribution services, both domestically and abroad, and is responsible for all regulatory planning for the regulated utility businesses of CG&E, PSI, and ULH&P; and
  Power Technology and Infrastructure Services Business Unit – originates and manages a portfolio of emerging energy businesses.

See Note 4 of the "Notes to Financial Statements" in "Part I. Financial Information," for financial information by business unit.

LIQUIDITY

In the “Liquidity” section, we discuss environmental issues as they relate to our current and future cash needs. In the “Capital Resources” section, we discuss how we intend to meet these capital requirements.

Environmental Issues

Ambient Air Standards

As discussed in the 2000 Form 10-K, in 1997 the U.S. Environmental Protection Agency (EPA) revised the National Ambient Air Quality Standards for ozone and fine particulate matter. The EPA estimated that it will take up to five years to collect sufficient ambient air monitoring data to determine fine particulate matter non-attainment areas. The states will then determine the sources of the particulates and determine a regional emission reduction plan. We currently cannot predict the exact amount and timing of required reductions.

On May 14, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) ruled that both the new eight-hour ozone standard and the fine particulate matter standard were questionable and were determined to be unenforceable by the EPA. In June 1999, the EPA appealed the decision. On October 29, 1999, the full Court of Appeals rejected the EPA’s request for reconsideration. In January 2000, the EPA appealed to the U.S. Supreme Court (Supreme Court) and on February 27, 2001 the Supreme Court upheld the standards in question. However, the Supreme Court invalidated the EPA’s implementation procedure for the portion of the case dealing with the eight-hour ozone standard. Neither the Court of Appeals nor the EPA has responded to the ruling to date. We currently cannot determine the outcome of the future rulings and the effects on future emissions reduction requirements.

See also Notes 3(a), (b), (c), (d), and (e), respectively, of the "Notes to Financial Statements" in "Part I. Financial Information."

CAPITAL RESOURCES

We meet our capital requirements through a combination of internally generated funds and debt issuances. We expect to meet our future capital needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.

In early May 2001, Cinergy Corp.'s certificate of incorporation was amended to authorize the issuance of preferred securities in addition to common stock, following approval by the SEC under the PUHCA and the shareholders of Cinergy Corp.

Debt

Cinergy Corp. has current authorization from the SEC under the PUHCA to increase its total capitalization at December 31, 1999 (excluding retained earnings and accumulated other comprehensive income) by an additional $5 billion, through issuance of any combination of equity and debt securities. This increased authorization is subject to certain conditions, including, among others, that common equity comprises at least 30% of Cinergy Corp.’s consolidated capital structure and that Cinergy Corp., under certain circumstances, maintains an investment grade rating on its senior debt obligations.

Short-term Debt     In connection with the current SEC authorization, Cinergy Corp. has $1.7 billion in established lines of credit. As of March 31, 2001, $233 million was unused and available on these lines.

As of March 31, 2001, our operating companies had regulatory authority to borrow up to a total of $853 million in short-term debt ($453 million for CG&E and its subsidiaries, including $50 million for ULH&P, and $400 million for PSI). On April 6, 2001, Cinergy Corp. filed an application with the SEC to increase PSI’s authority to $600 million and ULH&P’s authority to $65 million. In connection with the current authority, CG&E and PSI have established lines of credit of $15 million and $60 million respectively, of which $15 million for CG&E remained unused and available at March 31, 2001.

On March 21, 2001, Cinergy Corp. placed a $500 million, 364-day senior revolving credit facility. The facility is intended to provide short-term, interim financing. Also, on May 4, 2001, Cinergy Corp. placed a $400 million, three-year senior revolving credit facility. The facility replaced Cinergy Corp.’s $400 million, five-year revolving credit facility that expired on May 6, 2001. Cinergy Corp.’s $200 million, three-year revolving credit facility will expire July 20, 2001.

Certain of our non-regulated subsidiaries also have established lines of credit. As of March 31, 2001, $3 million was unused and available on these established lines. Our non-regulated subsidiaries have the availability of funds from Cinergy Corp. if the need arises.

Commercial Paper     As of March 31, 2001, the commercial paper program is limited to a maximum outstanding principal amount of $800 million for Cinergy Corp. In early 2001, Cinergy Corp. expanded the commercial paper program to this amount and reduced the established lines of credit at CG&E and PSI. The expansion of the commercial paper program at the Cinergy Corp. level will, in part, support the short-term borrowing needs of CG&E and PSI and will eliminate the need for commercial paper programs at CG&E and PSI. The Cinergy Corp. commercial paper program expansion is supported by the new $400 million, 364-day revolving credit facility that was placed in early 2001. As of March 31, 2001, Cinergy Corp. had issued $309 million in commercial paper.

Long-term Debt     Under the PUHCA authorization mentioned above, we are able to issue and sell long-term debt at the parent holding company level. As of March 31, 2001, Cinergy Corp. had $400 million of long-term debt outstanding. As of March 31, 2001, CG&E, PSI, and ULH&P have remaining state regulatory authority for long-term debt issuances of $200 million, $346 million, and $30 million, respectively. We may, at any time, request additional long-term debt authorization, which is subject to regulatory approval.

Variable Rate Pollution Control Notes     CG&E and PSI have issued variable rate pollution control notes (tax-exempt notes obtained to finance equipment or land development for pollution control purposes). Because the holders of these notes have the right to redeem their notes on any business day, they are reflected in Notes payable and other short-term obligations in the Consolidated Balance Sheets for Cinergy (Cinergy Corp. and all of its regulated and non-regulated subsidiaries), CG&E, and PSI. At March 31, 2001, CG&E and PSI had $184 million and $83 million, respectively, outstanding in pollution control notes.

Money Pool     Cinergy Corp., Services, and our operating companies and their subsidiaries participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with surplus short-term funds provide short-term loans to others. This surplus cash may be from internal or external sources. The amounts outstanding under this money pool arrangement are shown as Notes receivable from affiliated companies or Notes payable to affiliated companies on the Consolidated Balance Sheets for CG&E and PSI and on the Balance Sheets for ULH&P.

Guarantees

We are subject to a SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees (promises to pay by one party in the event of default by another party) at any one time to $2 billion. As of March 31, 2001, we had $1.1 billion outstanding under the guarantees issued. This amount represents Cinergy Corp.’s guarantees of liabilities and commitments of our consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.

2001 RESULTS OF OPERATIONS

SUMMARY OF RESULTS

Electric and gas margins and net income for Cinergy, CG&E, and PSI for the quarters ended March 31, 2001 and 2000 were as follows:

                                   Cinergy (1)       CG&E and subsidiaries           PSI
                                2001         2000     2001          2000       2001        2000
                                                        (in thousands)

   Electric gross margin      $ 528,804   $ 565,919  $ 272,065   $ 297,666   $ 227,453   $ 262,323
   Gas gross margin             103,212      92,583     86,802      88,846           -           -
   Net income                   120,247     138,439     81,575      95,964      41,432      50,213

     (1) The results of Cinergy also include amounts related to non-registrants.

Diluted earnings per share for the first quarter 2001 was $.75 per share as compared to $.87 per share for the same period last year. The decrease in earnings is primarily attributable to the effects of implementation of customer choice legislation in Ohio, reduced industrial demand and higher interest and depreciation expenses, reflecting increased investment activity over the past twelve months.

The explanations below follow the line items on the Statements of Income for Cinergy, CG&E, and PSI. However, only the line items that varied significantly from prior periods are discussed.

ELECTRIC OPERATING REVENUES

                      Cinergy (1)               CG&E and subsidiaries                PSI
              2001      2000     % Change    2001      2000      % Change    2001   2000   % Change
                                                    (in millions)
Retail       $   628  $   650       (3)     $ 339     $ 351         (3)     $ 289  $ 298      (3)
Wholesale      1,170      384      205        586       182        222        619    227     173
Other             77       33      133          8         5         60          8      9     (11)
  Total      $ 1,875  $ 1,067       76      $ 933     $ 538         73      $ 916  $ 534      72

     (1) The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues for Cinergy, CG&E, and PSI increased for the quarter ended March 31, 2001, as compared to 2000, mainly due to an increase in volumes on non-firm wholesale transactions related to energy marketing and trading activity. Non-firm power is power without a guaranteed commitment for physical delivery. Partially offsetting this increase was a decrease in the average realization on retail sales, reflecting, in part, the expiration of certain interim tariff adjustments (riders).

  GAS OPERATING REVENUES

                           Cinergy (1)              CG&E and subsidiaries
                   2001       2000   % Change       2001    2000  % Change
                                         (in millions)
 Non-regulated    $ 1,489    $ 321     364          $   -   $   -     -
 Retail               307      154      99            307     154    99
 Transportation        16       22     (27)            16      22   (27)
 Other                  2        2       -              2       2     -
    Total         $ 1,814    $ 499     264          $ 325   $ 178    83

     (1) The results of Cinergy also include amounts related to non-registrants.

Gas operating revenues for Cinergy increased in the first quarter of 2001, when compared to the same period last year. This increase is primarily the result of increased volumes and a higher price received per thousand cubic feet (mcf) sold by Cinergy Marketing and Trading, LLC.

CG&E’s retail gas revenues increased primarily due to a higher price received per mcf sold and an increase in retail gas sales resulting from colder weather in the first quarter of 2001. The higher price reflects a substantial increase in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism. Retail sales increased and transportation revenues decreased as a result of approximately 30,000 customers switching back to CG&E gas service.

OPERATING EXPENSES

                                    Cinergy (1)           CG&E and subsidiaries                PSI

                              2001     2000   % Change    2001      2000   % Change  2001      2000  % Change
                                                               (in millions)
Fuel                          $  200  $  186       8    $   96     $  82       17   $  99     $  99       -
Purchased and
  exchanged power              1,146     315     264       565       158      258     589       172     242
Gas purchased                  1,711     406     321       238        90      164       -         -       -
Operation and maintenance        249     252      (1)      112       112        -      91       111     (18)
Depreciation and
  amortization                    89      83       7        46        44        5      37        35       6
Taxes other than income           63      66      (5)       47        50       (6)     15        15
   taxes                                                                                                  -
  Total                       $3,458  $1,308     164    $1,104     $ 536     106    $ 831     $ 432      92

     (1) The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the quarter ended March 31, 2000, to the quarter ended March 31, 2001:

                                      Cinergy (1)       CG&E        PSI
                                                   (in millions)
Fuel expense - March 31, 2000          $ 186           $ 82        $ 99

Increase (Decrease) due to changes in:
Price of fuel                             21             12           9
Deferred fuel cost                        (1)             -          (1)
MWh generation                            (6)             2          (8)
Fuel expense - March 31, 2001          $ 200           $ 96        $ 99

     (1) The results of Cinergy also include amounts related to non-registrants.

Purchased and Exchanged Power

Purchased and exchanged power increased for Cinergy, CG&E, and PSI for the first quarter of 2001 as compared to last year, primarily due to an increase in purchases of non-firm wholesale power, reflecting higher sales volumes in the energy marketing and trading operations.

Gas Purchased

Gas purchased expense increased for Cinergy and CG&E for the first quarter of 2001, when compared to the same period last year, primarily due to increased gas commodity trading volumes and an increase in the average cost per mcf of gas purchased. The wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism.

Operation and Maintenance

PSI’s Operation and maintenance expense decreased for the quarter ended March 31, 2001, as compared to the same period last year, due in part to the discontinuation of contract fees associated with the coal gasification services agreement that was terminated in 2000. Also contributing to this decrease was a reduction in the amortization of demand-side management costs, resulting from the expiration of the agreement in May 2000.

Depreciation and Amortization

Cinergy’s, CG&E’s, and PSI’s Depreciation and amortization costs increased for the quarter ended March 31, 2001, as compared to the same period last year, primarily due to additions to depreciable plant.

INTEREST

Cinergy’s Interest expense increased $12.1 million for the first quarter of 2001, when compared to the same period last year. This increase is primarily due to the financing activities related to our non-regulated affiliates. PSI’s expense decreased $2.1 million, when compared to the first quarter of 2000, primarily due to the net redemption of long-term debt and an increase in the allowance for funds used during construction. Partially offsetting this decrease was an increase in interest related to borrowings under the money pool.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the quarter ended March 31, 2001, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas margins and net income for ULH&P for the quarters ended March 31, 2001 and 2000 were as follows:

                                               ULH&P
                                         2001          2000
                                          (in thousands)

    Electric gross margin             $ 17,758      $ 14,077
    Gas gross margin                    16,250        15,493
    Net income                          13,855         8,146

Electric operating revenues for the quarter ended March 31, 2001, compared to last year, increased mainly due to higher megawatt hour (MWh) sales. Also contributing to this increase was the effects of a Federal Energy Regulatory Commission (FERC) wholesale rate case that became effective during 2000. For further information see Note 3(g) in the “Notes to Financial Statements” in “Part I. Financial Information.” Electricity purchased from parent company for resale increased due to higher MWh sales.

The increase in Gas operating revenues for the quarter ended March 31, 2001, compared to last year, was mainly due to a higher price received per mcf sold. Gas purchased expense increased due to an increase in the average cost per mcf of gas purchased. The market price of natural gas has increased significantly since the first quarter of 2000, which has caused ULH&P to pay more for the gas it delivers to customers. The wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

The increase in Depreciation and amortization costs for the quarter ended March 31, 2001, as compared to the same period last year, was primarily due to an increase in depreciable plant.

ELECTRIC INDUSTRY

Wholesale Market Developments

Supply-side Actions     As discussed in the 2000 Form 10-K, on September 30, 1999, one of our non-regulated subsidiaries formed a partnership (each party having a 50 percent ownership) with Duke Energy North America LLC, to increase the available generating capacity for use during peak demand periods. The partnership was formed for the purpose of jointly constructing and owning three wholesale generating facilities.

On March 9, 2000, the Indiana Utility Regulatory Commission (IURC) issued an order, requiring the partnership to immediately suspend all construction activities at the site located near Cadiz, (Henry County) Indiana (a peaking plant with a total capacity of 129 megawatts (MW) of which we own 65 MW). In making this decision the IURC found that it needed additional information related to the project before issuing a final decision. The issues raised were air quality, water supply, noise control, landscaping, plant abandonment, and emergency services training. The IURC held a hearing on this matter on November 17, 2000, and a favorable ruling was received on April 23, 2001. Construction has resumed and is expected to be completed by July 2001. With regard to this facility, we have entered into a contract with the Wabash Valley Power Association, Inc. to provide 50 MW of capacity from the facility for the next 20 years.

On March 23, 2001, Cinergy Capital & Trading, Inc., an energy merchant-focused affiliate of Cinergy Corp., announced that it had completed the acquisition of two merchant generating facilities in the Southeast U.S. from Enron. The acquisition consists of the 494 MW Brownsville generation facility located in Haywood County, Tennessee and the 504 MW Caledonia generation facility located in Lowndes County, Mississippi. Brownsville has four natural gas-fired combustion turbines and Caledonia has six.

In addition to the above mentioned facilities, CG&E and PSI also have an additional 856 MW of natural gas-fired peaking capacity. These units are used to meet the demand for electric commodity in periods of high electric use by our customers. In the latter part of 2000, natural gas was selling at record prices. If it is necessary for Cinergy to call upon the use of our natural gas-fired peakers, the cost of natural gas will directly affect Cinergy’s cost to supply the electric commodity to our customers.

As stated in the 2000 Form 10-K, Cinergy has 9,764 MW of coal-fired generation and we consume approximately 27 million tons of coal annually. Cinergy procures the majority of its coal through long-term supply contracts. The remainder is purchased in the spot market, which recently has experienced significant price increases. These price increases will have a direct effect upon Cinergy’s cost to supply the electric commodity to our customers.

With the implementation of electric deregulation in the state of Ohio and the associated termination of the fuel cost recovery mechanism, CG&E may not fully recover its retail related fuel costs.

Retail Market Developments

Federal Update     President Bush has indicated that legislation addressing the energy security needs of America deserves prompt consideration. He has appointed Vice President Cheney to head an interagency-task force to recommend a course of action. The task force is looking into ways to increase the supply of electricity, oil and natural gas. The task force is also looking at the energy shortages in California. The start of a new congressional session and presidential administration makes comprehensive electric industry deregulation uncertain in the near future.

Ohio     As discussed in the 2000 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the state of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provided for a market development period that began January 1, 2001, and ends no later than December 31, 2005.

On May 8, 2000, CG&E reached a stipulated agreement with the Public Utilities Commission of Ohio (PUCO) staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. On August 31, 2000, the PUCO approved CG&E’s stipulation agreement. Two parties filed applications for rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. On April 6, 2001, CG&E filed for dismissal of this appeal. CG&E is unable to predict the outcome of this proceeding.

The August 31, 2000 order authorizes CG&E to transfer its generation assets to one or more non-regulated corporate subsidiary(ies). This transfer may require the approval or consent of one or more of the following regulatory agencies: the IURC, the Kentucky Public Service Commission (KPSC), the FERC, the SEC under the PUHCA, and various third parties. As the transfer is contingent upon CG&E receiving various consents and approvals, the timing and receipt of which are unknown, the completion date of the transfer of generation assets to the non-regulated subsidiary(ies) is uncertain.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO)

As discussed in the 2000 Form 10-K, in the fall of 2000, three transmission owners (Departing Companies) announced their intent to leave the Midwest ISO and join the proposed Alliance Regional Transmission Organization (Alliance) by the end of 2001. On December 13, 2000, six additional transmission owners, including Cinergy, announced a plan for conditional withdrawal from the Midwest ISO if the Departing Companies left the organization.

On January 24, 2001, the FERC issued an order providing 30 days of confidential settlement talks between the Alliance and the Midwest ISO and its stakeholders, in an effort to resolve issues related to such withdrawals. Cinergy actively participated in the settlement process. On February 23, 2001, the settlement judge reported to the FERC that settlement talks produced a unanimous comprehensive settlement between all related parties. The settlement includes three major components:

  a commitment by the Midwest ISO and the Alliance to establish compatible/common operating practices and protocols to promote a seamless market within the Midwest;
  a commitment by the three Departing Companies to pay the Midwest ISO $60 million as their share of the Midwest ISO’s startup costs as well as other commercial considerations; and
  agreement upon a methodology to establish a single “within” rate for energy transactions that take place entirely within the Midwest ISO-Alliance Super Region, and a commitment by the Midwest ISO, Alliance, and PJM Interconnection, L.L.C. to establish a single “through and out” rate for transactions among the three regional transmission organizations.

The settlement, which was signed by Cinergy, was filed on March 21, 2001. On May 8, 2001 the FERC approved the settlement. With the FERC approved settlement, the Departing Companies will be permitted to leave the Midwest ISO, and the other transmission owner members of the Midwest ISO, including Cinergy, will remain as members of the Midwest ISO until at least December 31, 2002. Also, as part of the settlement, both organizations have committed to begin operations by the end of 2001.

Repeal of PUHCA

Early in 2001, S.206, a bill to repeal the PUHCA was introduced in the U.S. Senate (Senate). It has been referred to the Senate Committee on Banking, Housing and Urban Affairs for action. Consequently, a hearing was held in the Subcommittee on Securities and Investment to identify support and opposition to this legislation. S. 206 is now awaiting action by the full Senate Committee on Banking, Housing and Urban Affairs. In addition, PUHCA repeal is part of Title VIII of S. 388, a bill introduced in the Senate that deals with a multitude of issues concerning national energy security. S. 388 is now pending before the Senate Committee on Energy and Natural Resources.

In March 2001 H.R. 1101, a bill to repeal the PUHCA, was introduced in the U.S. House of Representatives as a companion piece of legislation to S. 206. It has been referred to the House Committee on Energy and Commerce for action.

President Bush has identified the need for the repeal of the PUHCA as a priority of the federal energy legislation. We support the repeal of the PUHCA either as part of broader restructuring of the electricity industry or as separate legislation.

Significant Rate Developments

Purchased Power Tracker     As discussed in the 2000 Form 10-K, in May 1999, PSI filed a petition with the IURC seeking approval of a purchased power tracking mechanism (Tracker). This request was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause.

Amounts relating to PSI’s 2000 purchases (approximately $20 million) have been deferred for subsequent recovery. A hearing was held on March 15, 2001 to review PSI’s 2000 purchases and rule on its associated request for recovery of costs. An IURC order in this continuing phase is expected in the second quarter of 2001.

A hearing was held on February 15, 2001 to determine whether it was appropriate for PSI to continue the Tracker for future periods. On April 11, 2001, a favorable order was received. The Tracker was extended for two years, through the summer of 2002. PSI is authorized to recover 90% of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portions), with the remaining 10% deferred for subsequent recovery in PSI's next general rate case (subject to a showing of prudence).

Purchased Power Agreement      ULH&P purchases its energy from CG&E pursuant to a FERC-approved contract that is due to expire on December 31, 2001. On March 20, 2001, a hearing was held before the KPSC on a proposed new five-year wholesale power supply agreement that provides for the collection of the wholesale amounts through retail rates. The power supply pass-through to retail rates will be frozen until December 31, 2006, and the transmission and distribution portion of retail rates cannot be changed before January 1, 2004. On May, 11, 2001, the agreement was approved by the KPSC.

Termination of Operating Agreement     Upon consummation of the merger between CG&E and PSI Resources Inc. in 1994, an operating agreement entered into between CG&E, PSI, and Services was filed with and approved by the FERC. This agreement was established to provide for the coordinated planning and operation of the two regulated entities' generation and transmission systems, and addressed issues such as joint dispatch of the generating systems, joint capacity and environmental compliance planning, and coordinated planning and operation of the joint transmission system.

In October 2000, CG&E, PSI, and Services filed a notice of termination of the operating agreement with the FERC. The reason for the termination filing is that, with the introduction of deregulation in the state of Ohio, the companies no longer share the common characteristics that formed the basis for the operating agreement. On December 22, 2000, the FERC ruled that the companies have the contractual right to terminate the operating agreement. Additionally, the FERC established a termination effective date of May 22, 2001, and set a May 1, 2001, hearing date on the issue of the reasonableness of termination.

Certain parties have initiated an appeal of the FERC's December 22, 2000 decision. Additionally, on March 14, 2001, the IURC initiated an investigation into the termination of the operating agreement. The parties filed a settlement with the FERC on May 9, 2001, resolving termination issues and certain compensation and damage issues. This settlement, which is pending FERC approval, extends the termination of the existing operating agreement until a new successor agreement has been allowed to become effective by the FERC. The settlement also provides that the parties will engage in negotiations concerning such a successor agreement and that PSI will file a proposed successor agreement with the IURC in the IURC investigation proceeding. As of October 15, 2001, pursuant to the settlement, Cinergy has the right to file the proposed successor agreement with the FERC for approval. The parties would then be free to contest the new agreement at the FERC. Also as part of the settlement, the parties agreed to ultimately dismiss the appeals of the December 2000 FERC decision, with prejudice, after holding such appeals in abeyance pending Cinergy's compliance with the terms of the settlement. The settlement is subject to FERC approval. At this time, we cannot predict the outcome of this matter.

MARKET RISK SENSITIVE INSTRUMENTS AND POSITIONS

We market and trade electricity, natural gas, and other energy-related products. We use over-the-counter forward and option contracts for the purchase and sale of electricity and also trade exchange-traded futures contracts.

As stated in our 2000 Form 10-K, in 2000 the Western U.S., primarily California, began experiencing unprecedented price levels for wholesale electricity. Because of the nature of deregulation in California, California’s two largest utilities have accumulated significant unpaid obligations, are having difficulty obtaining capital, and one of these utilities has declared bankruptcy. We continue to maintain a balanced Western U.S. portfolio and have no unrealized gain positions directly with these utilities. A significant portion of our Energy risk management assets and Energy risk management liabilities-current are with counterparties in the Western U.S. If prices continue at elevated levels or should these utilities be unable to fund their unpaid obligations, credit failures by power marketers could result. Given these issues, the fair values of our positions in the Western U.S. have been adjusted to reflect a higher level of credit discount. Nonperformance by any of the Western U.S. counterparties could have a material effect on the operating results of Cinergy, CG&E, and PSI.

During the first quarter, our natural gas trading volumes increased substantially. Because of this volume change and the increasing volatility of gas prices, our risk exposure to these markets has increased. However, we continue to employ value-at-risk analysis and other methodologies to mitigate our risks in all trading operations, including natural gas trading.

From time to time, we may utilize foreign exchange forward contracts and currency swaps to hedge certain of our net investments in foreign operations.

Our net exposure to changes in interest rates primarily consists of debt instruments with floating interest rates that are benchmarked to various market indices. To manage the exposure to fluctuations in interest rates and to lower funding costs, we evaluate the use of, and have entered into, interest rate swaps.

See Notes 1(b) and (c) of the “Notes to Financial Statements” in “Part I. Financial Information” for our accounting policies for certain derivative instruments. Our market risks have not changed materially from the market risks reported in the 2000 Form 10-K.

GAS INDUSTRY

ULH&P Gas Rate Case     On May 4, 2001, ULH&P filed an application with the KPSC seeking to increase base rates for natural gas distribution services by approximately $7 million annually, or 8% overall. We expect that any rate change as a result of this filing will be effective in late 2001. Simultaneously, ULH&P announced a major gas main replacement program with a capital cost of approximately $112 million over the next ten years. ULH&P has requested recovery of the costs of this program through a tracking mechanism.

Gas Customer Choice     In January 2000, Investments sold Cinergy Resources, Inc. (CRI), a former subsidiary, to Licking Rural Electrification, Inc. doing business as The Energy Cooperative (Energy Cooperative). In February 2001, Cinergy, CG&E and CRI were named as defendants in three class actions lawsuits. These lawsuits are in connection with Energy Cooperative's removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers. Subsequently, these class action suits were amended and consolidated into one suit. CG&E has been dismissed as a defendant in the consolidated suit. On March 30, 2001, Cinergy, CG&E and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and CRI. This lawsuit concerns any obligations or liability Investments may have to Energy Cooperative following its sale of CRI. We intend to vigorously defend these lawsuits. At the present time, Cinergy cannot predict the outcome of these suits.

ACCOUNTING CHANGES

During 1998, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). This standard is effective for fiscal years beginning after June 15, 2000, and requires companies to record derivative instruments which are not exempt under certain provisions of Statement 133 as assets or liabilities, measured at fair value (i.e., marked-to-market). Our financial statements reflect the adoption of Statement 133 in January 2001. Since many of our derivatives were previously required to use mark-to-market accounting, the effects of implementation are immaterial.

These effects do not reflect the potential impact of applying mark-to-market accounting to selected call options and forwards we use to hedge peak period exposure to electricity demand. We have not historically marked these instruments to market because they are intended as hedges of peak period exposure and are not considered trading instruments. We currently classify these types of instruments as normal purchases under Statement 133. However, the FASB-sponsored Derivatives Implementation Group (DIG) has yet to issue final guidance on these types of instruments. In April 2001, the DIG posted tentative guidance that would preclude these contracts from qualifying for the normal purchases and sales exemption. This guidance will not be final until the FASB staff considers all comments provided during a 35-day comment period. These instruments will require mark-to-market accounting unless the FASB staff reconsiders its guidance based on the comments provided. The FASB has scheduled an open meeting with utility industry representatives to discuss these issues. If ultimately required to mark these instruments to market, this could result in additional earnings volatility. At March 31, 2001, the fair value of these instruments was $14 million.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is provided in, and incorporated by reference from, the “Market Risk Sensitive Instruments and Positions” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Part I. Financial Information” and Notes 1(b) and (c) and Note 7 of the “Notes to Financial Statements” in “Part I. Financial Information.”

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

NEW SOURCE REVIEW AND NOTICES OF VIOLATION

See Notes 3(b), (c) and (d) of the “Notes to Financial Statements” in “Part I. Financial Information” for a discussion of the lawsuit and notices of violation filed by the U.S. Environmental Protection Agency (EPA) against Cinergy, CG&E and PSI.

MANUFACTURED GAS PLANT SITES

See Notes 3(e) of the “Notes to Financial Statements” in “Part I. Financial Information” for a discussion of manufactured gas plant sites as they relate to our operating companies.

M METALS SUPERFUND SITE

On July 6, 2000, the EPA identified PSI and Indianapolis Power and Light Company (IPL) as Potentially Responsible Parties for the release of hazardous substances at the M Metals Superfund Site (Site) located in Indianapolis, Indiana. The EPA advised that it had taken response actions relating to the Site and had incurred costs of approximately $500,000. The EPA has demanded reimbursement of these costs incurred related to the Site and has encouraged PSI and IPL to work out an allocation between themselves for the payment of the costs. On April 19, 2001, PSI reached an agreement in principle with the EPA. Specific details of the settlement are still being negotiated.

GAS CUSTOMER CHOICE

See Note 3(f) of the "Notes to Financial Statements" in "Part I. Financial Information" for discussion of customer choice litigation. Return to Table of Contents

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Cinergy Corp. was held May 1, 2001, in Cincinnati, Ohio. At the meeting, four Class I directors were elected to the board of Cinergy Corp. to serve three-year terms ending in 2004, as set forth below:

                       Class I              Votes For       Votes Withheld

              James K. Baker               136,738,313       3,830,186
              Michael G. Browning          136,815,180       3,753,319
              John A. Hillenbrand II       136,728,275       3,840,224
              George C. Juilfs             136,875,154       3,693,345

Additionally, an amendment to Article FOURTH of the Certificate of Incorporation of Cinergy Corp. authorizing the issuance of up to 10,000,000 shares of preferred stock, $.01 par value, was approved. Cinergy Corp.’s Board of Directors will have the right to establish, for each series of preferred stock issued from time to time, the series’ designation and number of shares; dividend rights and rates; voting, conversion and redemption rights, if any; liquidation rights; powers, preferences and relative, participating, optional or other special rights, if any; and any qualifications, limitations or restrictions on those rights. Cinergy Corp.’s Board of Directors believes that the availability of preferred stock will provide the corporation with increased flexibility in connection with future financing and similar corporate transactions. The Board of Directors has adopted resolutions that state that the preferred stock: (i) is not to be used for the principal purpose of acting as an anti-takeover device without prior shareholder approval; and (ii) is not to be given super-majority voting rights. There were 101,007,026 common shares voted for the amendment, 18,708,002 voted against the amendment, 1,864,279 abstentions, and 18,989,192 broker non-votes.

In lieu of the annual meeting of shareholders of CG&E, a resolution was duly adopted via unanimous written consent of Cinergy Corp., CG&E’s sole shareholder, effective April 30, 2001, electing the following members of the Board of Directors for one-year terms expiring in 2002:

  James E. Rogers
  R. Foster Duncan
  William J. Grealis

The annual meeting of shareholders of PSI was held May 1, 2001, in Cincinnati, Ohio. Proxies were not solicited for the annual meeting. Cinergy Corp. owns all of the 53,913,701 outstanding shares, representing a like number of votes, of the common stock of PSI. By unanimous vote, the following members of the Board of Directors were re-elected at the annual meeting for one-year terms expiring in 2002:

  Vicky A. Bailey
  James K. Baker
  Michael G. Browning
  John A. Hillenbrand II
  James E. Rogers

None of the 651,136 outstanding shares, representing 423,478 votes, of the preferred stock of PSI, were present or voted at the annual meeting.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     The documents listed below are being filed or have previously been filed on behalf of Cinergy Corp., CG&E, PSI, and ULH&P and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation Articles of Incorporation /By-Laws 3a 3b 4a Material Contracts 10a	Registrant Cinergy Cinergy Corp. Cinergy Corp. CG&E Cinergy Corp. CG&E PSI
Nature of Exhibit

By-Laws of Cinergy as amended December 14, 2000.
Certificate of Incorporation of Cinergy Corp., a Delaware
Corporation.
Thirty-eighth Supplemental Indenture between CG&E and
The Bank of New York dated as of February 1, 2001.

Employment Agreement dated February 12, 2001, among
Cinergy Corp., Cinergy Services, Inc., CG&E, and PSI,
and R. Foster Duncan.
Previously Filed as Exhibit to: Cinergy Corp. 2000 Form 10-K.

(b)     No reports on Form 8-K were filed during the quarter.

SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy Corp., CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

Date: May 15, 2001	CINERGY CORP.
THE CINCINNATI GAS & ELECTRIC COMPANY
PSI ENERGY, INC.
THE UNION LIGHT, HEAT AND POWER COMPANY(Registrants)

/s/ Bernard F. Roberts
Bernard F. Roberts
Duly Authorized Officer
and
Chief Accounting Officer