Form 10-Q
period 2002-03-31
CINCINNATI GAS & ELECTRIC CO; CINERGY CORP; UNION LIGHT HEAT & POWER CO; PSI ENERGY INC
filed 2002-05-13
CIK 20290, 899652, 100858, 81020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

        (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002
or
        ( )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the transition period from                     to

         Commission            Registrant, State of Incorporation,               I.R.S. Employer
        File Number               Address and Telephone Number                  Identification No.
        -----------               ----------------------------                  ------------------

          1-11377                         CINERGY CORP.                            31-1385023
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
                                         (513) 421-9500

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

As of April 30, 2002, shares of common stock outstanding for each registrant were as listed:

                   Registrant                              Description                             Shares
                   ----------                              -----------                             ------

  Cinergy Corp.                                 Par value $.01 per share                          167,072,010

  The Cincinnati Gas & Electric Company         Par value $8.50 per share                          89,663,086

  PSI Energy, Inc.                              Without par value, stated value $.01 per share     53,913,701

  The Union Light, Heat and Power Company       Par value $15.00 per share                            585,333

                                               TABLE OF CONTENTS
-----------------------------------------------------------------------------------------------------------------
     Item
     Number
---------------
                          PART I FINANCIAL INFORMATION

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
               Balance Sheets
               Statements of Cash Flows

      Notes to Financial Statements

      Cautionary Statements Regarding Forward-Looking Information

  2   Management's Discussion and Analysis of Financial Condition and Results
           of Operations
               Introduction
               Organization
               Liquidity and Capital Resources
               2002 Quarterly Results of Operations - Historical
               Results of Operations - Future

  3   Quantitative and Qualitative Disclosures About Market Risk

                            PART II OTHER INFORMATION

  1   Legal Proceedings

  4   Submission of Matters to a Vote of Security Holders

  6   Exhibits and Reports on Form 8-K

      Signatures

                                  CINERGY CORP.
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                               Quarter Ended
                                                                                  March 31
                                                                         2002                  2001
--------------------------------------------------------------------------------------------------------
                                                             (dollars in thousands, except per share amounts)
                                                                               (unaudited)

Operating Revenues
   Electric                                                           $1,283,424          $ 1,893,458
   Gas                                                                   903,261            1,813,822
   Other                                                                  17,078               18,022
                                                                  ------------------    --------------
         Total Operating Revenues                                      2,203,763            3,725,302

-------------------------------------------------------------------------------------------------------

Operating Expenses
   Fuel and purchased and exchanged power                                727,547            1,364,654
   Gas purchased                                                         823,077            1,710,610
   Operation and maintenance                                             265,451              249,490
   Depreciation                                                           99,484               88,564
   Taxes other than income taxes                                          72,422               63,092
                                                                  ------------------    --------------
         Total Operating Expenses                                      1,987,981            3,476,410

--------------------------------------------------------------------------------------------------------

Operating Income                                                         215,782              248,892

--------------------------------------------------------------------------------------------------------

Equity in Earnings (Losses) of Unconsolidated Subsidiaries                 4,867               (1,239)
Miscellaneous - Net                                                       (1,047)              (4,694)
Interest                                                                  61,628               63,550
Preferred Dividend Requirement of Subsidiary Trust                         5,913                    -

--------------------------------------------------------------------------------------------------------

Income Before Taxes                                                      152,061              179,409

--------------------------------------------------------------------------------------------------------

Income Taxes                                                              55,475               58,304
Preferred Dividend Requirements of Subsidiaries                              858                  858
                                                                 ------------------    -----------------
Net Income                                                          $     95,728          $   120,247
                                                                 ==================    =================

--------------------------------------------------------------------------------------------------------

Average Common Shares Outstanding                                        164,295              158,989

--------------------------------------------------------------------------------------------------------

Earnings Per Common Share (Note 9)
   Net Income                                                       $       0.58          $      0.76

--------------------------------------------------------------------------------------------------------

Earnings Per Common Share - Assuming Dilution (Note 9)
   Net Income                                                       $       0.58          $      0.75

--------------------------------------------------------------------------------------------------------

Dividends Declared Per Common Share                                 $       0.45          $      0.45

--------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
TOC

                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                March 31         December 31
                                                                                  2002              2001
                                                                               (unaudited)
-------------------------------------------------------------------------------------------------------------
                                                                                  (dollars in thousands)

Current Assets
   Cash and cash equivalents                                                   $    96,318       $   111,067
   Restricted deposits                                                               8,783             8,055
   Notes receivable (Note 5)                                                       134,208            31,173
   Accounts receivable less accumulated provision for doubtful accounts
     of $13,958 at March 31, 2002, and $35,580 at December 31, 2001 (Note 5)     1,010,542         1,123,214
   Materials, supplies, and fuel - at average cost                                 218,605           240,812
   Energy risk management current assets (Note 1(c))                               313,359           449,397
   Prepayments and other                                                           105,412           110,311
                                                                             --------------    -------------
                  Total Current Assets                                           1,887,227         2,074,029

-------------------------------------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service                                                      8,159,770         8,089,961
   Construction work in progress                                                   518,409           464,560
                                                                             --------------    -------------
         Total Utility Plant                                                     8,678,179         8,554,521
   Non-regulated property, plant, and equipment                                  4,566,393         4,527,994
   Accumulated depreciation                                                      4,920,796         4,845,620
                                                                             --------------    -------------
                  Net Property, Plant, and Equipment                             8,323,776         8,236,895

-------------------------------------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                                             1,001,867         1,015,863
   Investments in unconsolidated subsidiaries                                      341,736           339,059
   Energy risk management non-current assets (Note 1(c))                           159,615           134,445
   Other investments                                                               175,905           164,155
   Goodwill                                                                         53,063            53,587
   Other intangible assets                                                          22,123            22,250
   Other                                                                           199,104           259,530
                                                                             --------------    -------------
                  Total Other Assets                                             1,953,413         1,988,889

-------------------------------------------------------------------------------------------------------------

Total Assets                                                                   $12,164,416       $12,299,813
                                                                             ==============    =============

-------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                  CINERGY CORP.
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                         March 31        December 31
                                                                           2002              2001
                                                                       (unaudited)
------------------------------------------------------------------------------------------------------
                                                                           (dollars in thousands)

Current Liabilities
   Accounts payable                                                    $   999,529       $ 1,029,173
   Accrued taxes                                                           230,310           195,976
   Accrued interest                                                         72,156            56,216
   Notes payable and other short-term obligations (Note 4)                 949,151         1,155,786
   Long-term debt due within one year (Note 3)                             125,589           148,431
   Energy risk management current liabilities (Note 1(c))                  267,618           429,794
   Other                                                                   119,233           127,375
                                                                      --------------    --------------
                  Total Current Liabilities                              2,763,586         3,142,751

------------------------------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt (Note 3)                                               3,585,452         3,596,730
   Deferred income taxes                                                 1,310,015         1,301,407
   Unamortized investment tax credits                                      125,110           127,385
   Accrued pension and other postretirement benefit costs                  438,704           438,962
   Energy risk management non-current liabilities (Note 1 (c))             136,922           135,619
   Other                                                                   252,204           246,340
                                                                      --------------    --------------
                  Total Non-Current Liabilities                          5,848,407         5,846,443

------------------------------------------------------------------------------------------------------

Total Liabilities                                                        8,611,993         8,989,194

------------------------------------------------------------------------------------------------------

Preferred Trust Securities
   Company obligated, mandatorily redeemable, preferred trust              306,785           306,327
   securities
     of subsidiary, holding solely debt securities of the company

------------------------------------------------------------------------------------------------------

Cumulative Preferred Stock of Subsidiaries
   Not subject to mandatory redemption                                      62,830            62,833

------------------------------------------------------------------------------------------------------

Common Stock Equity (Note 2)
   Common stock - $.01 par value; authorized shares - 600,000,000;
     outstanding shares - 166,826,096 at March 31, 2002, and
     159,402,839 at December 31, 2001                                        1,669             1,594
   Paid-in capital                                                       1,839,338         1,619,659
   Retained earnings                                                     1,360,989         1,337,135
   Accumulated other comprehensive income (loss)                           (19,188)          (16,929)
                                                                      --------------  --------------
                  Total Common Stock Equity                              3,182,808         2,941,459

------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholders' Equity                             $12,164,416       $12,299,813
                                                                     ==============   ==============

------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
TOC

                                  CINERGY CORP.
            CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                                                                                     Accumulated       Total
                                                                                                        Other          Common
                                                                    Common  Paid-in      Retained    Comprehensive     Stock
                                                                    Stock   Capital      Earnings    Income/(Loss)     Equity
------------------------------------------------------------------------------------------------------------------------------------
                                                                                          (dollars in thousands)
                                                                                               (unaudited)

Quarter Ended March 31, 2002

Balance at January 1, 2002                                          $1,594  $1,619,659  $1,337,135  $(16,929)      $2,941,459
Comprehensive income:
   Net income                                                                               95,728                     95,728
   Other comprehensive income (loss), net of tax effect of $3,150
     Foreign currency translation adjustment                                                          (1,584)          (1,584)
     Minimum pension liability adjustment                                                                136              136
     Unrealized gain (loss) on investment trusts                                                      (1,051)          (1,051)
     Cash flow hedges (Note 1(b))                                                                        240              240
                                                                                                                   ----------
   Total comprehensive income                                                                                          93,469

Issuance of 7,423,257 shares of common stock - net                      75     215,894                                215,969
Dividends on common stock ($.45 per share)                                                 (71,882)                   (71,882)
Other                                                                            3,785           8                      3,793
                                                                    ------ -----------  ----------  --------       ----------

Ending balance at March 31, 2002                                    $1,669  $1,839,338  $1,360,989  $(19,188)      $3,182,808
                                                                    ======  ==========  ==========  ========       ==========

--------------------------------------------------------------------------------------------------------------------------

 Quarter Ended March 31, 2001

Balance at January 1, 2001                                         $1,590   $1,619,153  $1,179,113  $(10,895)      $2,788,961
Comprehensive income:
   Net income                                                                              120,247                    120,247
   Other comprehensive income (loss), net of tax effect of
   ($817)
     Foreign currency translation adjustment                                                             696              696
     Minimum pension liability adjustment                                                                 91               91
     Unrealized gain (loss) on investment trusts                                                        (683)            (683)
     Cumulative effect of change in accounting principle                                              (2,500)          (2,500)
     Cash flow hedges (Note 1(b))                                                                     (2,065)          (2,065)
                                                                                                                   ----------
   Total comprehensive income                                                                                         115,786

Issuance of 33,870 shares of common stock - net                                    826                                    826
Treasury shares purchased                                                       (2,191)                                (2,191)
Treasury shares reissued                                                           378                                    378
Dividends on common stock ($.45 per share)                                                 (71,541)                   (71,541)
Other                                                                            1,200       1,733                      2,933
                                                                  --------  ----------  ----------  --------       ----------

Ending balance at March 31, 2001                                   $1,590   $1,619,366  $1,229,552  $(15,356)      $2,835,152
                                                                  ========  ==========  ==========  ========       ==========

------------------------------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
TOC

                                  CINERGY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Quarter Ended
                                                                                              March 31
                                                                                       2002             2001
--------------------------------------------------------------------------------- --------------- ---------------
                                                                                       (dollars in thousands)
                                                                                            (unaudited)

Operating Activities
   Net income                                                                       $  95,728        $   120,247
   Items providing or (using) cash currently:
     Depreciation                                                                      99,484             88,564
     Change in net position of energy risk management activities                      (50,005)           (18,772)
     Deferred income taxes and investment tax credits - net                             2,594             (1,418)
     Equity in earnings of unconsolidated subsidiaries                                 (4,867)             1,239
     Allowance for equity funds used during construction                               (2,850)            (1,143)
     Regulatory assets deferrals                                                      (17,665)           (12,266)
     Regulatory assets amortization                                                    29,976             33,045
     Changes in current assets and current liabilities:
         Restricted deposits                                                             (728)            (1,375)
         Accounts and notes receivable, net of reserves on receivables sold            74,298           (231,528)
         Materials, supplies, and fuel                                                 22,207             (2,605)
         Accounts payable                                                             (29,644)           209,709
         Accrued taxes and interest                                                    50,274             51,117
     Other items - net                                                                  7,638            (48,721)
                                                                                   ------------     -------------

                  Net cash provided by (used in) operating activities                 276,440            186,093
-----------------------------------------------------------------------------------------------------------------

Financing Activities
   Change in short-term debt                                                         (206,635)           680,423
   Issuance of long-term debt                                                               -             28,148
   Redemption of long-term debt                                                       (30,722)           (27,599)
   Retirement of preferred stock of subsidiaries                                           (2)                 -
   Issuance of common stock                                                           215,969                826
   Dividends on common stock                                                          (71,882)           (71,541)
                                                                                   ------------     -------------

                  Net cash provided by (used in) financing activities                 (93,272)           610,257
-----------------------------------------------------------------------------------------------------------------

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                                   (180,982)          (187,184)
   Acquisitions and other investments                                                 (16,935)          (514,729)
                                                                                  ------------      -------------

                  Net cash provided by (used in) investing activities                (197,917)          (701,913)
-----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                  (14,749)            94,437

Cash and cash equivalents at beginning of period                                      111,067             93,054
                                                                                  ------------      -------------

Cash and cash equivalents at end of period                                          $  96,318        $   187,491
                                                                                   ============     =============

-----------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
TOC

                    THE CINCINNATI GAS & ELECTRIC COMPANY
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                                Quarter Ended
                                                                                  March 31
                                                                            2002             2001
----------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
                                                                               (unaudited)

Operating Revenues
   Electric                                                           $  635,886        $   941,809
   Gas                                                                   179,609            325,093
                                                                      ----------        -----------
         Total Operating Revenues                                        815,495          1,266,902

--------------------------------------------------------------------------------------------------

Operating Expenses
   Fuel and purchased and exchanged power                                345,015            669,744
   Gas purchased                                                         107,968            238,291
   Operation and maintenance                                             105,855            111,625
   Depreciation                                                           48,160             45,607
   Taxes other than income taxes                                          53,486             47,371
                                                                      ----------         ----------
         Total Operating Expenses                                        660,484          1,112,638

--------------------------------------------------------------------------------------------------

Operating Income                                                         155,011            154,264

--------------------------------------------------------------------------------------------------

Miscellaneous - Net                                                       (3,704)            (2,404)
Interest                                                                  22,855             27,396

--------------------------------------------------------------------------------------------------

Income Before Taxes                                                      128,452            124,464

--------------------------------------------------------------------------------------------------

Income Taxes                                                              50,867             42,889
                                                                      ----------        -----------

Net Income                                                            $   77,585        $    81,575

Preferred Dividend Requirement                                               211                211
                                                                     -----------        -----------

Net Income Applicable to Common Stock                                 $   77,374        $    81,364
                                                                      ==========        ===========

--------------------------------------------------------------------------------------------------

Net Income                                                            $   77,585        $    81,575

Other Comprehensive Income (Loss), Net of Tax Effect of $85                 (172)            (3,915)
                                                                      ----------        -----------

Comprehensive Income                                                  $   77,413        $    77,660
                                                                      ==========        ===========

----------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.
TOC

                    THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                  March 31    December 31
                                                                                    2002         2001
                                                                                 (unaudited)
---------------------------------------------------------------------------------------------------------
                                                                                 (dollars in thousands)

Current Assets
   Cash and cash equivalents                                                   $   15,289     $    9,074
   Restricted deposits                                                              4,304          3,540
   Notes receivable from affiliated companies (Note 5)                             66,184              -
   Accounts receivable less accumulated provision for doubtful accounts
     of $5,762 at March 31, 2002, and $25,874 at December 31, 2001 (Note 5)       179,728        332,970
   Accounts receivable from affiliated companies                                   15,366         12,112
   Materials, supplies, and fuel - at average cost                                104,526        138,119
   Energy risk management current assets (Note 1(c))                               34,925         44,360
   Prepayments and other                                                           11,493         13,087
                                                                               ----------     ----------
                  Total Current Assets                                            431,815        553,262

---------------------------------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                                                   2,017,316      2,000,595
     Gas                                                                          937,636        926,381
     Common                                                                       257,353        253,978
                                                                               ----------     ----------
         Total Utility Plant In Service                                         3,212,305      3,180,954
   Construction work in progress                                                   96,676         96,247
                                                                               ----------     ----------
         Total Utility Plant                                                    3,308,981      3,277,201
   Non-regulated property, plant, and equipment                                 3,353,428      3,314,285
   Accumulated depreciation                                                     2,596,081      2,555,639
                                                                               ----------     ----------
                  Net Property, Plant, and Equipment                            4,066,328      4,035,847

---------------------------------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                                              591,303        592,491
   Energy risk management non-current assets (Note 1(c))                           63,577         48,982
   Other investments                                                                1,920          1,080
   Other                                                                           88,886        128,082
                                                                               ----------     ----------
                  Total Other Assets                                              745,686        770,635

---------------------------------------------------------------------------------------------------------

Total Assets                                                                   $5,243,829     $5,359,744
                                                                               ==========     ==========

---------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                    THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                         March 31  December 31
                                                                           2002       2001
                                                                       (unaudited)
----------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)

Current Liabilities
   Accounts payable                                                   $  292,538  $  352,450
   Accounts payable to affiliated companies                               31,233      30,419
   Accrued taxes                                                         138,091     116,616
   Accrued interest                                                       29,287      16,570
   Notes payable and other short-term obligations (Note 4)               196,100     196,100
   Notes payable to affiliated companies (Note 4)                        303,997     444,801
   Long-term debt due within one year                                    100,000     100,000
   Energy risk management current liabilities (Note 1(c))                 21,464      23,341
   Other                                                                  36,216      33,217
                                                                      ---------- -----------
                  Total Current Liabilities                            1,148,926   1,313,514

----------------------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt                                                      1,105,415   1,105,333
   Deferred income taxes                                                 788,132     779,295
   Unamortized investment tax credits                                     89,789      91,246
   Accrued pension and other postretirement benefit costs                166,107     165,326
   Energy risk management non-current liabilities (Note 1(c))             46,741      41,773
   Other                                                                 108,729     105,681
                                                                      ---------- -----------
                  Total Non-Current Liabilities                        2,304,913   2,288,654

----------------------------------------------------------------------------------------------

Total Liabilities                                                      3,453,839   3,602,168

----------------------------------------------------------------------------------------------

Cumulative Preferred Stock
   Not subject to mandatory redemption                                    20,486      20,486

----------------------------------------------------------------------------------------------

Common Stock Equity
   Common stock - $8.50 par value; authorized shares - 120,000,000;
     outstanding shares - 89,663,086 at March 31, 2002, and
     December 31, 2001                                                   762,136     762,136
   Paid-in capital                                                       571,926     571,926
   Retained earnings                                                     441,292     408,706
   Accumulated other comprehensive income (loss)                          (5,850)     (5,678)
                                                                      ---------- -----------
                  Total Common Stock Equity                            1,769,504   1,737,090

----------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder's Equity                            $5,243,829  $5,359,744
                                                                      ==========  ==========

----------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.
TOC

                    THE CINCINNATI GAS & ELECTRIC COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Quarter Ended
                                                                                                March 31
                                                                                           2002           2001
----------------------------------------------------------------------------------------------------------------
                                                                                         (dollars in thousands)
                                                                                               (unaudited)

Operating Activities
   Net income                                                                          $  77,585      $  81,575
   Items providing or (using) cash currently:
     Depreciation                                                                         48,160         45,607
     Deferred income taxes and investment tax credits - net                                7,465         (5,890)
     Change in net position of energy risk management activities                          (2,069)        (9,064)
     Allowance for equity funds used during construction                                     543           (427)
     Regulatory assets deferrals                                                         (11,131)        (6,530)
     Regulatory assets amortization                                                       11,494         15,956
     Changes in current assets and current liabilities:
         Restricted deposits                                                                (764)          (444)
         Accounts and notes receivable, net of reserves on receivables sold              121,927       (149,275)
         Materials, supplies, and fuel                                                    33,593         13,506
         Accounts payable                                                                (59,098)       120,700
         Accrued taxes and interest                                                       34,192         19,522
     Other items - net                                                                     8,439        (21,956)
                                                                                       ---------      ---------

                  Net cash provided by (used in) operating activities                    270,336        103,280
----------------------------------------------------------------------------------------------------------------

Financing Activities
   Change in short-term debt, including net affiliate notes                             (141,171)        38,051
   Dividends on preferred stock                                                             (211)          (212)
   Dividends on common stock                                                             (44,787)       (71,535)
                                                                                       ---------      ---------

                  Net cash provided by (used in) financing activities                   (186,169)       (33,696)
----------------------------------------------------------------------------------------------------------------

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                                       (77,112)       (71,260)
   Other investments                                                                        (840)             -
                                                                                       ---------      ---------

                  Net cash provided by (used in) investing activities                    (77,952)       (71,260)
----------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                       6,215         (1,676)

Cash and cash equivalents at beginning of period                                           9,074         20,637
                                                                                       ---------      ---------

Cash and cash equivalents at end of period                                             $  15,289     $   18,961
                                                                                       =========      =========

----------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.
TOC

                                PSI ENERGY, INC.
           CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                              Quarter Ended
                                                                                March 31
                                                                          2002             2001
---------------------------------------------------------------------------------------------------
                                                                         (dollars in thousands)
                                                                               (unaudited)

Operating Revenues
   Electric                                                           $629,844        $924,608

---------------------------------------------------------------------------------------------------

Operating Expenses
   Fuel and purchased and exchanged power                              386,492         697,155
   Operation and maintenance                                           115,079          90,862
   Depreciation                                                         37,748          36,793
   Taxes other than income taxes                                        16,397          14,984
                                                                      --------        --------
         Total Operating Expenses                                      555,716         839,794

---------------------------------------------------------------------------------------------------

Operating Income                                                        74,128          84,814

---------------------------------------------------------------------------------------------------

Miscellaneous - Net                                                      5,351          (1,770)
Interest                                                                19,291          17,940

---------------------------------------------------------------------------------------------------

Income Before Taxes                                                     60,188          65,104

---------------------------------------------------------------------------------------------------

Income Taxes                                                            22,105          23,672
                                                                      --------        --------

Net Income                                                            $ 38,083        $ 41,432

Preferred Dividend Requirement                                             647             647
                                                                      --------        --------

Net Income Applicable to Common Stock                                 $ 37,436        $ 40,785

---------------------------------------------------------------------------------------------------

Net Income                                                            $ 38,083        $ 41,432

Other Comprehensive Income (Loss), Net of Tax Effect of $266              (497)           (465)
                                                                      --------        --------

Comprehensive Income                                                  $ 37,586        $ 40,967
                                                                      ========       =========

---------------------------------------------------------------------------------------------------

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.
TOC

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                                  March 31      December 31
                                                                                    2002            2001
                                                                                (unaudited)
--------------------------------------------------------------------------------------------------------------
                                                                                    (dollars in thousands)

Current Assets
   Cash and cash equivalents                                                   $    6,590        $    1,587
   Restricted deposits                                                                521               519
   Notes receivable from affiliated companies (Note 5)                             42,754           444,801
   Accounts receivable less accumulated provision for doubtful accounts
     of $5,653 at March 31, 2002, and $6,773 at December 31, 2001 (Note 5)        229,987           336,994
   Accounts receivable from affiliated companies                                    2,324            10,470
   Materials, supplies, and fuel - at average cost                                104,437            87,661
   Energy risk management current assets (Note 1(c))                               22,517            28,201
   Prepayments and other                                                           37,608            41,041
                                                                               ----------        ----------
                  Total Current Assets                                            446,738           951,274

--------------------------------------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service                                                     4,947,465         4,909,007
   Construction work in progress                                                  421,733           368,313
                                                                               ----------        ----------
         Total Utility Plant                                                    5,369,198         5,277,320
   Accumulated depreciation                                                     2,238,814         2,216,908
                                                                               ----------        ----------
                  Net Property, Plant, and Equipment                            3,130,384         3,060,412

--------------------------------------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                                              410,564           423,372
   Energy risk management non-current assets (Note 1(c))                           38,853            30,164
   Other investments                                                               61,145            57,633
   Other                                                                           24,401            47,927
                                                                               ----------        ----------
                  Total Other Assets                                              534,963           559,096

--------------------------------------------------------------------------------------------------------------

Total Assets                                                                   $4,112,085        $4,570,782
                                                                               ==========        ==========

--------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                PSI ENERGY, INC.
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                                  March 31        December 31
                                                                                    2002              2001
                                                                                (unaudited)
---------------------------------------------------------------------------------------------------------------
                                                                                    (dollars in thousands)

Current Liabilities
   Accounts payable                                                             $  247,427       $   312,707
   Accounts payable to affiliated companies                                         31,783            27,370
   Accrued taxes                                                                   139,690           102,317
   Accrued interest                                                                 24,261            23,760
   Notes payable and other short-term obligations (Note 4)                         137,600           148,600
   Notes payable to affiliated companies (Note 4)                                   12,519           422,263
   Long-term debt due within one year (Note 3)                                         979            23,000
   Energy risk management current liabilities (Note 1(c))                           21,355            23,185
   Other                                                                            42,769            41,695
                                                                                ----------       -----------
                  Total Current Liabilities                                        658,383         1,124,897

-------------------------------------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt (Note 3)                                                       1,324,179         1,325,089
   Deferred income taxes                                                           478,665           486,694
   Unamortized investment tax credits                                               35,321            36,139
   Accrued pension and other postretirement benefit costs                          158,164           154,799
   Energy risk management non-current liabilities (Note 1(c))                       46,741            41,773
   Other                                                                            62,806            63,557
                                                                                ----------       -----------
                  Total Non-Current Liabilities                                  2,105,876         2,108,051

-------------------------------------------------------------------------------------------------------------

Total Liabilities                                                                2,764,259        3,232,948

-------------------------------------------------------------------------------------------------------------

Cumulative Preferred Stock
   Not subject to mandatory redemption                                              42,344           42,347

-------------------------------------------------------------------------------------------------------------

Common Stock Equity
   Common stock - without par value; $.01 stated value; authorized shares -
     60,000,000; outstanding shares - 53,913,701 at March 31, 2002,
     and December 31, 2001                                                             539              539
   Paid-in capital                                                                 416,414          416,414
   Retained earnings                                                               890,621          880,129
   Accumulated other comprehensive income (loss)                                    (2,092)          (1,595)
                                                                                ----------       ----------
                  Total Common Stock Equity                                      1,305,482        1,295,487

-------------------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder's Equity                                      $4,112,085       $4,570,782
                                                                                ==========       ==========

-------------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.
TOC

                                                   PSI ENERGY, INC.
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                           Quarter Ended
                                                                                             March 31
                                                                                   2002            2001
----------------------------------------------------------------------------------------------------------------
                                                                                      (dollars in thousands)
                                                                                            (unaudited)

Operating Activities
   Net income                                                                   $  38,083      $  41,432
   Items providing or (using) cash currently:
     Depreciation                                                                  37,748         36,793
     Deferred income taxes and investment tax credits - net                        (8,580)         2,467
     Change in net position of energy risk management activities                      133         (9,064)
     Allowance for equity funds used during construction                           (3,393)          (716)
     Regulatory assets deferrals                                                   (6,534)        (5,736)
     Regulatory assets amortization                                                18,482         17,089
     Changes in current assets and current liabilities:
         Restricted deposits                                                           (2)          (469)
         Accounts and notes receivable, net of reserves on receivables sold        99,305       (183,458)
         Materials, supplies, and fuel                                            (16,776)       (18,657)
         Accounts payable                                                         (60,867)       179,766
         Accrued taxes and interest                                                37,874         29,671
     Other items - net                                                                983        (19,782)
                                                                                ---------      ---------

                  Net cash provided by (used in) operating activities             136,456         69,336
----------------------------------------------------------------------------------------------------------

Financing Activities
   Change in short-term debt, including net affiliate notes                        24,057         61,285
   Redemption of long-term debt                                                   (23,000)       (19,825)
   Retirement of preferred stock                                                       (2)             -
   Dividends on preferred stock                                                      (647)          (647)
   Dividends on common stock                                                      (26,944)             -
                                                                                -----------    ---------

                  Net cash provided by (used in) financing activities             (26,536)        40,813
----------------------------------------------------------------------------------------------------------

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                               (101,360)      (101,931)
   Other investments                                                               (3,557)        (2,431)
                                                                                -----------    ---------

                  Net cash provided by (used in) investing activities            (104,917)      (104,362)
----------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                5,003          5,787

Cash and cash equivalents at beginning of period                                    1,587          1,311
                                                                                -----------    ---------

Cash and cash equivalents at end of period                                      $   6,590      $   7,098
                                                                                ===========    =========

----------------------------------------------------------------------------------------------------------

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.
TOC

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                              STATEMENTS OF INCOME

                                                                          Quarter Ended
                                                                             March 31
                                                                     2002            2001
------------------------------------------------------------------------------------------------
                                                                      (dollars in thousands)
                                                                           (unaudited)

Operating Revenues
   Electric                                                        $51,857        $ 54,602
   Gas                                                              35,204          59,162
                                                                   -------        --------
         Total Operating Revenues                                   87,061         113,764

---------------------------------------------------------------------------------------------

Operating Expenses
   Electricity purchased from parent company for resale             36,838          36,844
   Gas purchased                                                    22,889          42,912
   Operation and maintenance                                         9,452           9,247
   Depreciation                                                      4,220           4,165
   Taxes other than income taxes                                     1,201           1,107
                                                                   -------        --------
         Total Operating Expenses                                   74,600          94,275

---------------------------------------------------------------------------------------------

Operating Income                                                    12,461          19,489

---------------------------------------------------------------------------------------------

Miscellaneous - Net                                                 (5,168)           (469)
Interest                                                             1,505           1,693

---------------------------------------------------------------------------------------------

Income Before Taxes                                                  5,788          17,327

---------------------------------------------------------------------------------------------

Income Taxes                                                         1,904           3,472
                                                                   -------        --------

Net Income                                                         $ 3,884        $ 13,855
                                                                   =======        ========

---------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.
TOC

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS

ASSETS                                                                  March 31     December 31
                                                                          2002          2001
                                                                       (unaudited)
---------------------------------------------------------------------------------------------------------
                                                                        (dollars in thousands)

Current Assets
   Cash and cash equivalents                                             $  4,128     $  4,099
   Notes receivable from affiliate companies (Note 5)                      19,364            -
   Accounts receivable less accumulated provision for doubtful accounts
     of $0 at March 31, 2002, and $1,196 at December 31, 2001 (Note 5)        460       16,785
   Accounts receivable from affiliated companies                               42        2,401
   Materials, supplies, and fuel - at average cost                          3,563       10,835
   Prepayments and other                                                      150          300
                                                                         ----------  ---------
                  Total Current Assets                                     27,707       34,420

-------------------------------------------------------------------------------------------------

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                                             249,047      248,223
     Gas                                                                  199,799      197,301
     Common                                                                50,985       50,289
                                                                         ----------- ---------
         Total Utility Plant In Service                                   499,831      495,813
   Construction work in progress                                           13,824       11,004
                                                                         ----------  ---------
         Total Utility Plant                                              513,655      506,817
   Accumulated depreciation                                               182,208      178,567
                                                                         ---------- ----------
                  Net Property, Plant, and Equipment                      331,447      328,250

-------------------------------------------------------------------------------------------------

Other Assets
   Regulatory assets                                                        3,987        7,838
   Other investments                                                          116            2
   Other                                                                      897        6,580
                                                                         ---------- ----------
                  Total Other Assets                                        5,000       14,420

-------------------------------------------------------------------------------------------------

Total Assets                                                             $364,154     $377,090
                                                                         ========== ==========

-------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                                 BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                            March 31    December 31
                                                                              2002         2001
                                                                           (unaudited)
---------------------------------------------------------------------------------------------------
                                                                            (dollars in thousands)

Current Liabilities
   Accounts payable                                                         $  3,844    $    7,960
   Accounts payable to affiliated companies                                   23,920        16,156
   Accrued taxes                                                               8,484         7,051
   Accrued interest                                                            1,200           643
   Notes payable to affiliated companies (Note 4)                                  -        26,432
   Other                                                                       5,581         5,322
                                                                            --------    ----------
                  Total Current Liabilities                                   43,029        63,564

---------------------------------------------------------------------------------------------------

Non-Current Liabilities
   Long-term debt                                                             74,629        74,621
   Deferred income taxes                                                      27,665        28,323
   Unamortized investment tax credits                                          3,342         3,411
   Accrued pension and other postretirement benefit costs                     13,155        13,198
   Amounts due to customers - income taxes                                     7,148         7,148
   Other                                                                      19,099        14,622
                                                                            --------    ----------
                  Total Non-Current Liabilities                              145,038       141,323

---------------------------------------------------------------------------------------------------

Total Liabilities                                                            188,067       204,887

---------------------------------------------------------------------------------------------------

Common Stock Equity
   Common stock - $15.00 par value; authorized shares - 1,000,000;
   outstanding shares - 585,333 at March 31, 2002, and December 31, 2001       8,780         8,780
   Paid-in capital                                                            21,111        21,111
   Retained earnings                                                         146,204       142,320
   Accumulated other comprehensive income (loss)                                  (8)           (8)
                                                                            --------    ----------
                  Total Common Stock Equity                                  176,087       172,203

---------------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder's Equity                                  $364,154    $  377,090
                                                                            ========    ==========

---------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.
TOC

                     THE UNION LIGHT, HEAT AND POWER COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                                    Quarter Ended
                                                                                      March 31
                                                                                2002          2001
----------------------------------------------------------------------------------------------------------
                                                                               (dollars in thousands)
                                                                                    (unaudited)

Operating Activities
   Net income                                                               $    3,884    $  13,855
   Items providing or (using) cash currently:
     Depreciation                                                                4,220        4,165
     Deferred income taxes and investment tax credits - net                       (727)        (266)
     Allowance for equity funds used during construction                           (47)          14
     Regulatory assets deferrals                                                 4,687         (270)
     Regulatory assets amortization                                               (887)          34
     Changes in current assets and current liabilities:
         Accounts and notes receivable, net of reserves on receivables sold     14,388        6,474
         Materials, supplies, and fuel                                           7,272        3,318
         Accounts payable                                                        3,648      (20,386)
         Accrued taxes and interest                                              1,990        6,831
     Other items - net                                                           4,923       (1,146)
                                                                            ----------    ---------

                  Net cash provided by (used in) operating activities           43,351       12,623
---------------------------------------------------------------------------------------------------

Financing Activities
   Change in short-term debt, including net affiliate notes                    (35,978)      (5,128)
                                                                            ----------    ---------

                  Net cash provided by (used in) financing activities          (35,978)      (5,128)
---------------------------------------------------------------------------------------------------

Investing Activities
   Construction expenditures (less allowance for equity funds used during
     construction)                                                              (7,230)      (7,059)
   Other investments                                                              (114)           -
                                                                            ----------    ---------

                  Net cash provided by (used in) investing activities           (7,344)      (7,059)
---------------------------------------------------------------------------------------------------

Net increase (decrease) in cash and cash equivalents                                29          436

Cash and cash equivalents at beginning of period                                 4,099        6,460
                                                                            ----------    ---------

Cash and cash equivalents at end of period                                  $    4,128    $   6,896
                                                                            ==========    =========

-----------------------------------------------------------------------------------------------------

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.
TOC

NOTES TO FINANCIAL STATEMENTS

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as "we," "our," or "us."

1. Summary of Significant Accounting Policies

(a) Presentation

Our Financial Statements reflect all adjustments (which include normal, recurring adjustments) necessary in the opinion of the registrants for a fair presentation of the interim results. These statements should be read in conjunction with the Financial Statements and the notes thereto included in the combined 2001 Form 10-K of the registrants. Certain amounts in the 2001 Financial Statements have been reclassified to conform to the 2002 presentation.

(b) Financial Derivatives

We use derivative financial instruments to manage:

  funding costs;
  exposure to fluctuations in interest rates; and
  exposure to foreign currency exchange rates.

We account for derivatives under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133), which requires all derivatives that are not exempted to be accounted for at fair value. Changes in the derivative’s fair value must be recognized currently in earnings unless specific hedge accounting criteria are met. Gains and losses on derivatives that qualify as hedges can (a) offset related fair value changes on the hedged item in the income statement for fair value hedges; or (b) be recorded in other comprehensive income for cash flow hedges. To qualify for hedge accounting, financial instruments must be designated as a hedge (for example, an offset of foreign exchange or interest rate risks) at the inception of the contract and must be effective at reducing the risk associated with the hedged item. Accordingly, changes in the fair values or cash flows of instruments designated as hedges must be highly correlated with changes in the fair values or cash flows of the related hedged items.

From time to time, we may use foreign currency contracts (for example, a contract obligating one party to buy, and the other to sell, a specified quantity of a foreign currency for a fixed price at a future date) and currency swaps (for example, a contract whereby two parties exchange principal and interest cash flows denominated in different currencies) to hedge foreign currency denominated purchase and sale commitments (cash flow hedges) and certain of our net investments in foreign operations (net investment hedges) against currency exchange rate fluctuations. Reclassification of unrealized gains or losses on foreign currency cash flow hedges from other comprehensive income occurs when the underlying hedged item is recorded in income.

We also use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows). Effective with our adoption of Statement 133 in the first quarter of 2001, we began accounting for interest rate swaps using mark-to-market accounting and are assessing the effectiveness of any swaps used in hedging activities. At March 31, 2002, the fair value, and ineffectiveness, of instruments that we have classified as cash flow hedges of variable-rate debt instruments was not material. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from other comprehensive income occurs as interest payments are accrued on the debt instrument. See Note 1(d) below for further discussion of Statement 133.

(c) Energy Marketing and Trading

We market and trade electricity, natural gas, and other energy-related products. We designate transactions as accrual or trading at the time they are originated. Contracts are classified as accrual only when we have the intent and projected ability to fulfill substantially all obligations from company-owned assets, with such classification being generally limited to the sale of generation to third parties when it is not required to meet native load requirements (end-use customers within our public utility companies’ franchise service territory). All other energy contracts (excluding coal and gas procurement contracts for use in serving our native load requirements) are classified as trading. Gas trading is comprised of transactions for which gas is physically delivered to a customer (physical gas trading), as well as transactions that are financial in nature for which delivery rarely occurs (financial gas trading). Since Cinergy owns no gas production and has limited transmission capabilities, all gas transactions (other than procurement and sale of gas to The Cincinnati Gas & Electric Company (CG&E) and The Union Light, Heat and Power Company (ULH&P) retail customers) are considered trading whether physical or financial.

We account for accrual transactions on a settlement basis (i.e., revenues and costs recorded when the underlying commodity is delivered) and trading transactions using the mark-to-market method of accounting, consistent with our application of Emerging Issues Task Force 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10). To the extent that accrual transactions constitute derivatives under Statement 133, we typically utilize the normal purchases and sales exemption, when the criteria for the exemption are met. To the extent trading transactions constitute derivatives under Statement 133, we typically account for them using mark-to-market accounting, the same treatment as under EITF 98-10, and do not attempt to identify them as a hedging instrument. Under the mark-to-market method of accounting, unrealized trading transactions are shown at fair value in our Balance Sheets as Energy risk management assets and Energy risk management liabilities. We reflect unrealized gains and losses, resulting from changes in fair value, on a net basis in Operating Revenues. For physical gas trading and for all power trading, we recognize both revenues and costs on a gross basis in Operating Revenues and in Fuel and purchased and exchanged power and Gas purchased, respectively, when transactions are settled. For financial gas trading, realized gains and losses are recorded on a net basis in Operating Revenues when transactions are settled.

Although we intend to settle power contracts with company-owned generation, occasionally we settle these contracts with power purchased on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as the power is delivered. Due to the infrequency of such settlements, both historical and projected, and the fact that physical power settlement to the customer still occurs, we continue to apply the normal purchases and sales exemption to such physical contracts that constitute derivatives. Open market purchases may occur for the following reasons:

  generating station outages;
  least-cost alternative;
  native load requirements; and
  extreme weather.

We value contracts in the trading portfolio using end-of-the-period market prices, utilizing the following factors (as applicable):

  closing exchange prices (that is, closing prices for standardized electricity and natural gas products traded on an organized exchange, such as the New York Mercantile Exchange);
  broker-dealer and over-the-counter price quotations; and
  model pricing (which considers time value and historical volatility factors of electricity and natural gas).

We anticipate that some of the electricity obligations, even though considered trading contracts, will ultimately be settled using company-owned generation. The cost of this generation is usually below the market price at which the trading portfolio has been valued. The potential for earnings volatility from period to period is increased due to the risks associated with marketing and trading electricity, natural gas, and other energy-related products.

We are in the process of exploring coal marketing as a commercial activity. To date, we have executed a small number of transactions that are classified as trading and accounted for at fair value. Should we further pursue coal marketing as a formal commercial activity, the volume of coal transactions accounted for at fair value would likely increase substantially. Since we are still evaluating the viability of this as a commercial activity, the impact to either our financial position or results of operations cannot be determined at this time.

(d)        Accounting Changes

     (i)        Business Combinations and Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Statement 142 requires that goodwill will be initially assessed for impairment upon adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under current accounting standards. This test must be applied at the “reporting unit” level, which is not permitted to be broader than the current business segments discussed in Note 8. Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002. The discontinuance of amortization of goodwill, which began in the first quarter of 2002, is not material to our results of operations. We have identified the reporting units for Cinergy and are finalizing the initial transition impairment test. Based on the tentative results of this test, we believe the transition impact of applying Statement 142 is not material to our financial position or results of operations. We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

     (ii)        Asset Retirement Obligations

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires fair value recognition of legal obligations to retire long-lived assets at the time such obligations are incurred. The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment. Subsequent to the initial recognition, the liability will be adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operation expense). Additional depreciation expense will be recorded prospectively for any property, plant, and equipment increases. We currently accrue costs of removal on many regulated, long-lived assets through depreciation expense, with a corresponding charge to accumulated depreciation, as allowed by each regulatory jurisdiction. For assets that we conclude have a retirement obligation under Statement 143, the accounting we currently use will be modified to comply with this standard. We will adopt Statement 143 in the first quarter of 2003. We have formed an implementation team and are beginning to analyze the impact of this statement, but, at this time, we are unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operations.

     (iii)        Derivatives

During 1998, the FASB issued Statement 133. This standard was effective for Cinergy beginning in 2001, and requires us to record derivative instruments, which are not exempt under certain provisions of Statement 133, as assets or liabilities, measured at fair value (i.e., mark-to-market). Our financial statements reflect the adoption of Statement 133 in the first quarter of 2001. Since many of our derivatives were previously required to use mark-to-market accounting, the effects of implementation were not material.

Our adoption did not reflect the potential impact of applying mark-to-market accounting to selected electricity options and capacity contracts. We had not historically marked these instruments to market because they are intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB staff issued guidance on the application of the normal purchases and sales exemption to electricity contracts containing characteristics of options. While much of the criteria this guidance requires is consistent with the existing guidance in Statement 133, some criteria were added. We adopted the new guidance in the third quarter of 2001, and the effects of implementation for these contracts were not material. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

In December 2001, the FASB staff revised the current guidance to make the evaluation of whether electricity contracts qualify as normal purchases and sales more qualitative than quantitative. This new guidance uses several factors to distinguish between capacity contracts, which qualify for the normal purchases and sales exemption, and options, which do not. These factors include deal tenor, pricing structure, specification of the source of power, and various other factors. Based on a review of existing contracts, we do not believe this revised guidance, which will be effective in the third quarter of 2002, will have a material impact on our financial position or results of operations upon adoption. However, given our activity in energy trading, it could increase volatility in future results.

In October 2001, the FASB staff released final guidance on the applicability of the normal purchases and sales exemption to contracts that contain a minimum quantity (a forward component) and flexibility to take additional quantity (an option component). While this guidance was issued primarily to address optionality in fuel supply contracts, it is applicable to all derivatives (subject to certain exceptions for capacity contracts in electricity discussed in the previous paragraphs). This guidance concludes that such contracts are not eligible for the normal purchases and sales exemption due to the existence of optionality in the contract. We will adopt this guidance in the second quarter of 2002, consistent with the transition provisions. Cinergy has certain contracts that contain optionality, primarily coal contracts, which we reviewed to determine the impact of this new guidance. Due to a lack of liquidity with respect to coal markets in our region, we determined that our coal contracts do not meet the net settlement criteria of Statement 133 and thus do not qualify as derivatives. Given these conclusions, the results of applying this new guidance should not be material to our results of operations or financial position. However, any coal transactions that constitute trading activities will continue to be accounted for at fair value pursuant to EITF 98-10, as discussed more fully in Note 1(c).

     (iv)        Asset Impairment

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (Statement 144). Statement 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 was effective beginning with the first quarter of 2002. The impact of implementation on our results of operations and financial position was not material.

(e) Related Party Transactions

To supplement its native load requirements for 2002, CG&E has agreed to purchase peaking power from Cinergy Capital & Trading, Inc., an indirect wholly-owned subsidiary of Cinergy Corp., pursuant to the terms of a wholesale market-based tariff. For the three months ended March 31, 2002, payments accrued under this contract totaled approximately $6 million.

2. Common Stock

On February 19, 2002, Cinergy Corp. filed a registration statement to increase the available issuance under the shelf registration statement filed in November 2001, to approximately $200 million. On February 22, 2002, Cinergy Corp. sold 6.5 million shares of common stock of Cinergy Corp. with net proceeds of approximately $200 million under these registration statements. The net proceeds from the transaction were used to reduce short-term debt of Cinergy Corp. and for other general corporate purposes.

As discussed in the 2001 Form 10-K, in November 2001, Cinergy chose to reinstitute the practice of issuing new Cinergy Corp. common shares to satisfy obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan. This replaced our previous practice of purchasing shares in the open market to fulfill certain plan obligations. During the first quarter of 2002, Cinergy issued 923,257 shares under these plans.

3. Long-term Debt

In January 2002, PSI Energy, Inc. (PSI) retired $23 million principal amount of Medium-Term Notes, Series A, which had matured. The securities were not replaced by new issues of long-term debt.

4. Notes Payable and Other Short-term Obligations

In February 2002, Cinergy Corp. placed a $600 million, 364-day senior revolving credit facility. This facility replaces a $400 million, 364-day senior revolving credit facility that expired in February 2002, a $225 million, 364-day senior revolving credit facility that expired in March 2002, and a $150 million, three-year senior revolving credit facility that will expire in June 2002.

The following table summarizes our Notes payable and other short-term obligations, including Notes payable to affiliated companies.

-------------------------------------------------------------------------------------------

                                     March 31, 2002                 December 31, 2001
                                     --------------                 -----------------

                              Established                      Established
                                 Lines        Outstanding         Lines        Outstanding
                                 -----        -----------         -----        -----------
                                                      (in millions)

Cinergy Corp.

   Revolving lines             $  1,150        $  349            $1,175         $  599
   Uncommitted lines (1)             40             -                40              -
   Commercial paper                 800           182               800            125

 Operating companies
   Revolving lines                    -             -                 -              -
   Uncommitted lines (1)             75            55                75             66
   Pollution control notes          N/A           279               N/A            279

 Non-regulated subsidiaries
   Revolving lines                   46            39                46             38
   Short-term debt                   45            45                49             49
                                                ---------                        ---------

Cinergy Total                                  $  949                           $1,156

CG&E and subsidiaries
   Revolving lines             $      -        $    -            $    -         $    -
   Uncommitted lines (1)             15             -                15              -
   Pollution control notes          N/A           196               N/A            196
   Money pool                       N/A           304               N/A            445
                                                ---------                        ---------

CG&E Total                                     $  500                           $  641

PSI
   Revolving lines             $      -        $    -            $    -         $    -
   Uncommitted lines (1)             60            55                60             66
   Pollution control notes          N/A            83               N/A             83
   Money pool                       N/A            12               N/A            422
                                                ---------                        ---------

PSI Total                                      $  150                           $  571

(1)Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.

-------------------------------------------------------------------------------------------

5. Sales of Accounts Receivable

In February 2002, CG&E, PSI, and ULH&P replaced their existing agreement to sell certain of their accounts receivable and related collections. Cinergy Corp. formed Cinergy Receivables Company, LLC (Cinergy Receivables) to purchase, on a revolving basis, nearly all of the retail accounts receivable and related collections of CG&E, PSI, and ULH&P. Cinergy Corp. does not consolidate Cinergy Receivables since it meets the requirements to be accounted for as a qualifying special-purpose entity. The sales of receivables are accounted for under Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (Statement 140).

The proceeds obtained from the sales of receivables are largely cash but does include a subordinated note from Cinergy Receivables for a portion of the purchase price (ranging from 15% to 40% of the total proceeds). The note is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. Cinergy Receivables provides credit enhancement related to senior loans in the form of over-collateralization of the purchased receivables. However, the over-collateralization is calculated monthly and does not extend to the entire pool of receivables held by Cinergy Receivables at any point in time. As such, these senior loans do not have recourse to all assets of Cinergy Receivables. These loans provide the cash portion of the proceeds paid to CG&E, PSI, and ULH&P.

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under Statement 140 and is classified as Notes receivable from affiliated companies in the accompanying Balance Sheets of CG&E, PSI, and ULH&P and is classified within Notes receivable on Cinergy Corp.’s Balance Sheets. In addition, Cinergy Corp.’s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in our case residual cash flows), which is subordinate to the Notes receivable from affiliated companies on CG&E’s, PSI’s, and ULH&P’s Balance Sheets. The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses and selection of discount rates. Because (a) the receivables generally turn in less than two months, (b) credit losses are reasonably predictable due to each company’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. Interest accrues to CG&E, PSI, and ULH&P on the Notes receivable from affiliated companies using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. Cinergy Corp. records income from Cinergy Receivables in a similar manner. We record an impairment charge against the carrying value of both the retained interests and purchased beneficial interest whenever we determine that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

The key assumptions used in measuring the retained interests for sales since the inception of the new agreement are as follows:

-------------------------------------------------------------------------------------------------
                                                            CG&E and
                                             Cinergy       subsidiaries       PSI     ULH&P

 Anticipated credit loss rate                  0.6%            0.6%        0.5%     0.9%
 Discount rate on expected cash flows          5.0%            5.0%        5.0%     5.0%
 Receivables turnover rate (1)                13.2%           13.6%       12.7%    14.4%

(1)  Receivables at period end divided by annualized sales for period.
-------------------------------------------------------------------------------------------------

The hypothetical effect on the fair value of the retained interests assuming both a 10% and 20% unfavorable variation in credit losses or discount rates was not material due to the short turnover of receivables and historically low credit loss history.

CG&E retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to CG&E, PSI, and ULH&P in the event of a loss. No servicing asset or liability is recorded since the servicing fee paid to CG&E approximates a market rate.

The following table shows the gross and net receivables sold, retained interest, and purchased beneficial interest as of March 31, 2002.

---------------------------------------------------------------------------------------------
                                                          CG&E and
                                              Cinergy   subsidiaries     PSI      ULH&P
                                                                (in millions)

 Receivables sold as of period end           $454           $288         $166       $ 42
 Less:  Retained Interest                     108             65           43         10
                                            -----           ----         ----       ----

   Net receivables sold as of period end     $346           $223         $123       $ 32

 Purchased beneficial interest               $  8           $  -         $  -       $  -

---------------------------------------------------------------------------------------------

6. Energy Trading

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy. Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness and credit risk mitigation procedures. Exposures to credit risks are monitored daily by the Corporate Credit Risk function. Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity. Because of these issues, credit risk is generally greater than with other commodity trading.

In December 2001, Enron Corp. (Enron) filed for protection under Chapter 11 of the United States (U.S.) Bankruptcy Code in the Southern District of New York. We decreased our trading activities with Enron in the months prior to its bankruptcy filing. We intend to resolve any contract differences pursuant to the terms of those contracts, business practices, and the applicable provisions of the U.S. Bankruptcy Code, as approved by the court. While we cannot predict the courts resolution of these matters, we do not believe that any exposure relating to those contracts would have a material impact on our financial position or results of operations. While most of our contracts with Enron were considered trading and thus recorded at fair value, a few contracts were accounted for utilizing the normal exemption under Statement 133 (see Note 1(d)). These contracts were recognized at fair value when the contracts were terminated in the fourth quarter of 2001. Fair value for these contracts, and all terminated contracts with Enron, is governed by the provisions of each contract, but typically approximates fair value at contract termination. However, the effect of the loss of Enron’s participation in the energy markets on long-term liquidity and price volatility, or on the creditworthiness of common counterparties cannot be determined. We continually review and monitor our credit exposure to all counterparties and adjust the fair value of our position, as appropriate.

7. Commitments and Contingencies

(a) Guarantees

Cinergy Corp. has made separate guarantees to certain counterparties regarding performance of commitments by our consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures. We are subject to a Securities and Exchange Commission order under the Public Utility Holding Company Act of 1935, as amended, which limits the amount we can have outstanding under guarantees at any one time to $2 billion. As of March 31, 2002, we had $608 million outstanding under the guarantees issued, of which approximately 75% represents guarantees of obligations reflected on Cinergy’s Consolidated Balance Sheet. These outstanding guarantees relate to subsidiary and joint venture indebtedness and performance commitments.

(b) Ozone Transport Rulemakings

In June 1997, the Ozone Transport Assessment Group, which consisted of 37 states, made a wide range of recommendations to the Environmental Protection Agency (EPA) to address the impact of ozone transport on serious non-attainment areas (geographic areas defined by the EPA as non-compliant with ozone standards) in the Northeast, Midwest, and South. Ozone transport refers to wind-blown movement of ozone and ozone-causing materials across city and state boundaries. In late 1997, the EPA published a proposed call for revisions to State Implementation Plans (SIP) for achieving emissions reductions to address air quality concerns. The EPA must approve all SIPs.

     (i)        NOX SIP Call

In October 1998, the EPA finalized its ozone transport rule, also known as the Nitrogen Oxide (NOX) SIP Call. It applied to 22 states in the Eastern half of the U.S., including the three states in which our electric utilities operate, and proposed a model NOX emission allowance-trading program. This rule recommended states reduce NOX emissions primarily from industrial and utility sources to a certain level by May 2003. The EPA gave the affected states until September 30, 1999, to incorporate NOX reductions and, at the discretion of the state, a NOX trading program into their SIPs. The EPA proposed to implement a federal plan to accomplish the equivalent NOX reductions by May 1, 2003, if states failed to revise their SIPs.

Ohio, Indiana, a number of other states, and various industry groups (some of which we are a member), filed legal challenges to the NOX SIP Call with the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals).

Following a number of rulings and appeals, in August 2000, the Court of Appeals extended the deadline for NOX reductions to May 31, 2004. The states and other groups sought review of the Court of Appeals ruling by the U.S. Supreme Court (Supreme Court). In March 2001, the Supreme Court decided not to grant that review.

In June 2001, the Court of Appeals remanded portions of the NOX SIP Call to the EPA for reconsideration of how growth was factored into the state NOX budgets. It is unclear whether this decision will result in an increase or decrease in the size of the NOX reduction requirement. On August 3, 2001, the EPA published, in the Federal Register, a notice of data availability for justification of the state NOX budgets. Comments on the justification were filed prior to the September 19, 2001 deadline by various industry groups (some of which we are members) and states.

The states of Indiana and Kentucky developed final NOX SIP rules in response to the NOX SIP Call, through cap and trade programs, in June and July of 2001, respectively. On November 8, 2001, the EPA approved Indiana’s SIP rules which became effective December 10, 2001. On April 11, 2002, the EPA proposed approval of Kentucky’s rules, which are expected to become effective in the near future. The state of Ohio is still in the process of developing its NOX SIP rules in response to the NOX SIP Call. Cinergy’s current plans for compliance with the EPA’s NOX SIP Call would also satisfy compliance with Indiana’s SIP rules and Kentucky’s proposed rules.

On September 25, 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control equipment and other methods to reduce NOX emissions. The current estimate of additional expenditures for this investment is approximately $550 million (in nominal dollars) and includes the following:

  install selective catalytic reduction units (SCR) at several different generating stations;
  install other pollution control technologies, including new computer software, at all generating stations;
  make combustion improvements; and
  utilize market opportunities to buy and sell NOX allowances.

SCRs are the most proven technology currently available for reducing NOX emissions produced in coal-fired generating stations.

     (ii)        Section 126 Petitions

In February 1998, several northeast states filed petitions seeking the EPA’s assistance in reducing ozone in the Eastern U.S. under Section 126 of the Clean Air Act (CAA). The EPA believes that Section 126 petitions allow a state to claim that sources in another state are contributing to its air quality problem and request that the EPA require the upwind sources to reduce their emissions.

In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions. This ruling affected all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003. In May 2001, the Court of Appeals substantially upheld a challenge to the Section 126 requirements, and remanded portions of the rule to the EPA for reconsideration of how growth was factored into the emission limitations. On August 24, 2001, the Court of Appeals temporarily suspended the Section 126 compliance deadline, pending the EPA’s reconsideration of growth factors. On January 19, 2002, the EPA issued a memorandum to all Regional Air Division Directors confirming that the EPA would extend the Section 126 rule compliance deadline to May 31, 2004, thus harmonizing the deadline with that for NOX SIP Call.

     (iii)        State Ozone Plans

On November 15, 1999, the states of Indiana and Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their attainment demonstration on how they intend to bring the Greater Louisville Area (including Floyd and Clark Counties in Indiana) into attainment with the one-hour ozone standard. The Greater Louisville Area has since attained the one-hour ozone standard, and on October 23, 2001, the EPA re-designated the area as being in attainment with that standard. Previous SIP amendments called for, among other things, statewide NOX reductions from utilities in Indiana, Kentucky, and surrounding states which are less stringent than the EPA’s NOX SIP Call. Indiana and Kentucky committed to adopt utility NOX control rules by December 2000, that would require controls be installed by May 2003. However, Indiana halted the rulemaking for NOX controls at this level, but completed NOX SIP Call level reduction regulations. Kentucky has completed its rulemaking, and issued a final rule that changed the compliance deadline to mirror the NOX SIP Call of May 31, 2004. However, on November 1, 2001, the intent to withdraw the regulation was noted in the Kentucky Administrative Register.

See (e) below for a discussion of the tentative EPA Agreement, the implementation of which could affect our strategy for compliance with the final NOX SIP Call.

(c) New Source Review (NSR)

The CAA’s NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major modification to an existing facility, unless the changes are exempt. In July 1998, the EPA requested comments on proposed revisions to the NSR rules that could have the affect of changing NSR applicability by limiting exemptions contained in the current regulation. On June 22, 2001, the EPA issued an NSR 90-Day Review Paper and scheduled four public forums across the U.S. to gather more information on the impacts of NSR. Cinergy provided oral testimony at an EPA public forum held in Cincinnati, Ohio, on July 10, 2001, and submitted written comments as well.

Since July 1999, CG&E and PSI have received requests from the EPA (Region 5), under Section 114 of the CAA, seeking documents and information regarding capital and maintenance expenditures at several of their respective generating stations. These requests were part of an industry-wide investigation assessing compliance with the NSR and the New Source Performance Standards (NSPS) of the CAA at electric generating stations.

On September 15, 1999, November 3, 1999, and February 2, 2001, the Attorneys General of New York, Connecticut, and New Jersey, respectively, issued letters notifying Cinergy and CG&E of their intent to sue under the citizens’ suit provisions of the CAA. These states allege violations of the CAA by constructing and continuing to operate a major modification of CG&E’s W.C. Beckjord Generating Station (Beckjord Station) without obtaining the required NSR pre-construction permits.

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

On March 1, 2000, the EPA filed an amended complaint against Cinergy, CG&E, and PSI. The amended complaint added alleged violations of the NSR requirements of the CAA at two of our generating stations contained in a notice of violation (NOV) filed by the EPA on November 3, 1999. It also added claims for relief of alleged violations of nonattainment NSR, Indiana and Ohio SIPs, and particulate matter emission limits (as discussed below in (d)).

The amended complaint sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station and PSI’s Cayuga Station, Wabash River Generating Station, and Gallagher Generating Station, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation.

On March 1, 2000, the EPA also filed an amended complaint in a separate lawsuit alleging violations of the CAA relating to NSR, Prevention of Significant Deterioration (PSD), and Ohio SIP requirements regarding various generating stations, including a generating station operated by the Columbus Southern Power Company (CSP) and jointly-owned by CSP, the Dayton Power and Light Company (DP&L), and CG&E. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. This suit is being defended by CSP. On April 4, 2001, the District Court in that case ruled that neither the Government nor the intervening plaintiff environmental groups could obtain civil penalties for any alleged violations that occurred more than five years prior to the filing of the complaint, but that both parties could seek injunctive relief for alleged violations that occurred more than five years before the filing of the complaint. Thus, if the plaintiffs prevail in their claims, any calculation for penalties will not start on the date of the alleged violations, unless those alleged violations occurred after November 3, 1994, but CSP would be forced to install the controls required under the CAA. Neither party appealed that decision.

On June 28, 2000, the EPA issued an NOV to Cinergy, CG&E, and PSI for alleged violations of NSR, PSD, and SIP requirements at CG&E’s Miami Fort Generating Station and PSI’s Gibson Generating Station. In addition, Cinergy and CG&E have been informed by DP&L, the operator of J.M. Stuart Generating Station (Stuart Station), that on June 30, 2000, the EPA issued an NOV to DP&L for alleged violations of NSR, PSD, and SIP requirements at this station. CG&E owns 39% of Stuart Station. The NOVs indicated the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

On August 2, 2001, the states of New York, New Jersey, and Connecticut filed an Assented to Motion to Intervene in this litigation. Their motion was granted by the District Court on August 3, 2001. The states’ proposed complaint is an exhibit to the motion to intervene. Cinergy, CG&E, and PSI are in the process of evaluating the states’ complaint, but at this time, are unable to determine the effect, if any, this filing will have on the issues affecting us regarding NSR, as framed in the EPA’s Amended Complaint.

See (e) below for a discussion of the tentative EPA Agreement, which relates to matters discussed within this note.

(d) Beckjord Station NOV

On November 30, 1999, the EPA filed an NOV against Cinergy and CG&E, alleging that emissions of particulate matter at the Beckjord Station exceeded the allowable limit. The NOV indicated the EPA may (1) issue an administrative penalty order, or (2) file a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. The allegations contained in this NOV were incorporated within the March 1, 2000 amended complaint, as discussed in (c) above. On June 22, 2000, the EPA issued an NOV and a finding of violation (FOV) alleging additional particulate emission violations at Beckjord Station and offered us an opportunity to meet and discuss the allegations and corrective measures. The NOV/FOV indicated the EPA may issue an administrative compliance order, issue an administrative penalty order, or bring a civil or criminal action.

See (e) below for a discussion of the tentative EPA Agreement, which relates to matters discussed within this note.

(e) EPA Agreement

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the EPA, the U.S. Department of Justice (Justice Department), three northeast states, and two environmental groups that could serve as the basis for a negotiated resolution of CAA claims and other related matters brought against coal-fired power plants owned and operated by Cinergy’s operating subsidiaries. The complete resolution of these issues is contingent upon establishing a final agreement with the EPA and other parties. If a final agreement is reached with these parties, it would resolve past claims of NSR violations as well as the Beckjord Station NOVs/FOV discussed previously under (c) and (d).

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

In return for resolution of claims regarding past maintenance activities, as well as future operational certainty and demand growth, we have tentatively agreed to:

  shut down or repower with natural gas, nine small coal-fired boilers at three power plants beginning in 2004;
  build four additional sulfur dioxide (SO2) scrubbers, the first of which must be operational by December 31, 2007;
  upgrade existing particulate control systems;
  phase in the operation of NOX reduction technology year-round starting in 2004;
  retire 50,000 tons of SO2 allowances between 2001 and 2005 and reduce our SO2 cap by 35% in 2013;
  pay a civil penalty of $8.5 million to the U.S. government; and
  implement $21.5 million in environmental mitigation projects.

The estimated cost for these capital expenditures is expected to be approximately $700 million. These capital expenditures are in addition to our previously announced commitment to install NOX controls over the next four years as previously discussed in (b) above.

In reaching the tentative agreement, we did not admit any wrongdoing and remain free to continue our current maintenance practices, as well as implement future projects for improved reliability.

In January 2002, the Justice Department completed its review of NSR, after considering dismissal of the lawsuits, and decided to pursue the pending lawsuits, including the suit against Cinergy, CG&E, and PSI. We will continue to pursue a negotiated settlement of these lawsuits if that continues to be in the best interests of the company. If the settlement is not completed, we intend to defend against the allegations, discussed in (c) and (d) above, vigorously in court. In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail on their claims or whether resolution of these matters would have a material effect on our financial condition or results of operations.

(f) Manufactured Gas Plant (MGP) Sites

     (i)        General

Prior to the 1950s, gas was produced at MGP sites through a process that involved the heating of coal and/or oil. The gas produced from this process was sold for residential, commercial, and industrial uses.

     (ii)        PSI

Coal tar residues, related hydrocarbons, and various metals associated with MGP sites have been found at former MGP sites in Indiana, including at least 21 sites which PSI or its predecessors previously owned. PSI acquired four of the sites from Northern Indiana Public Service Company (NIPSCO) in 1931. At the same time, PSI sold NIPSCO the sites located in Goshen and Warsaw, Indiana. In 1945, PSI sold 19 of these sites (including the four sites it acquired from NIPSCO) to the predecessor of the Indiana Gas Company, Inc. (IGC). IGC later sold the site located in Rochester, Indiana to NIPSCO.

IGC (in 1994) and NIPSCO (in 1995) both made claims against PSI. The basis of these claims was that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI was legally responsible for the costs of investigating and remediating the sites. In August 1997, NIPSCO filed suit against PSI in federal court, claiming recovery (pursuant to CERCLA) of NIPSCO’s past and future costs of investigating and remediating MGP-related contamination at the Goshen, Indiana MGP site.

In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement (Agreement). This Agreement allocated CERCLA liability for past and future costs at seven MGP sites in Indiana among the three companies. As a result of the Agreement, NIPSCO’s lawsuit against PSI was dismissed. The parties have assigned lead responsibility for managing further investigation and remediation activities at each of the sites to one of the parties. Similar agreements were reached between IGC and PSI that allocate CERCLA liability at 14 MGP sites with which NIPSCO was not involved. These agreements concluded all CERCLA and similar claims between the three companies related to MGP sites. The parties continue to investigate and remediate the sites, as appropriate, under the agreements and applicable laws. The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM. In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana against its general liability insurance carriers. Subsequently, PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI’s costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. The lawsuit was moved to the Hendricks County Superior Court (Superior Court) in July 1998. Discovery closed in the case at the end of August 2001. PSI and its insurance carriers filed briefs on various issues for decision by the Superior Court in hearings held in November 2001. In December 2001, the Superior Court rescheduled the trial to June 2002. On February 1, 2002, the Superior Court issued rulings on motions for summary judgment. The Superior Court granted the motions of several insurance carriers who claimed there was insufficient evidence concerning the terms of their policies. The insurance policies in question were between 1950-1958 and 1961-1964. With respect to the remaining policies (between 1958-1961 and 1964-1984), the Superior Court denied all of the insurance carriers’ motions. This included motions on the issues of Trigger of Coverage, Expected or Intended Damage, Late Notice and Voluntary Payments. The Superior Court found triable issues of fact for the jury to decide as to the former two issues, and ruled in PSI’s favor, as a matter of law, on the latter two issues. The trial against the remaining insurance carriers will go forward in June 2002. At the present time, PSI cannot predict the outcome of this litigation.

PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring to the extent such costs are probable and can be reasonably estimated. PSI does not believe it can provide an estimate of the reasonably possible total remediation costs for any site before a remedial investigation/feasibility study has been completed. To the extent remediation is necessary, the timing of the remediation activities impacts the cost of remediation. Therefore, PSI currently cannot determine the total costs that may be incurred in connection with the remediation of all sites, to the extent that remediation is required. According to current information, these future costs at the 21 Indiana MGP sites are not material to our financial condition or results of operations. Until investigation and remediation activities have been completed on these sites, we are unable to reasonably estimate the total costs and impact on our financial position or results of operations.

     (iii)         CG&E

CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have begun preliminary site assessments to obtain information about some of these MGP sites.

(g) Gas Customer Choice

In January 2000, Cinergy Investments, Inc. (Investments) sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative (Energy Cooperative). In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits relating to Energy Cooperative’s removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers. Subsequently, these class action suits were amended and consolidated into one suit. CG&E has been dismissed as a defendant in the consolidated suit. In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and Resources. This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of Resources. We intend to vigorously defend these lawsuits. At the present time, Cinergy cannot predict the outcome of these suits.

(h) PSI Fuel Adjustment Charge

As discussed in the 2001 Form 10-K, PSI defers fuel costs that are recoverable in future periods subject to Indiana Utility Regulatory Commission (IURC) approval under a fuel recovery mechanism. In June 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs. On June 26, 2001, PSI formally requested that the IURC reconsider its disallowance decision. In August 2001, the IURC indicated that it will reconsider its decision. PSI believes it has strong legal and factual arguments in its favor and that it will ultimately be permitted to recover these costs. However, PSI cannot definitively predict the ultimate outcome of this matter.

In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under-billed deferred fuel costs incurred from March 2001 through May 2001. The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket. The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under-billed deferred fuel costs. A hearing is scheduled for the second quarter of 2002.

8. Financial Information by Business Segment

As discussed in the 2001 Form 10-K, we conduct operations through our subsidiaries, and manage through the following three business units:

  Energy Merchant Business Unit (Energy Merchant);
  Regulated Businesses Business Unit (Regulated Businesses); and
  Power Technology and Infrastructure Services Business Unit (Power Technology).

The following section describes the activities of our business units as of March 31, 2002.

Energy Merchant manages wholesale generation and energy marketing and trading of energy commodities. Energy Merchant operates and maintains our regulated and non-regulated electric generating plants including some of our jointly-owned plants. Energy Merchant is also responsible for all of our international operations. In addition, Energy Merchant also conducts the following activities:

  energy risk management;
  financial restructuring services;
  proprietary arbitrage activities;
  customized energy solutions; and
  directs our renewable energy investing activities.

Regulated Businesses consists of a regulated, integrated utility, and regulated electric and gas transmission and distribution systems. Regulated Businesses plans, constructs, operates, and maintains Cinergy’s transmission and distribution systems and delivers gas and electric energy to consumers. Regulated Businesses also earns revenues from wholesale customers primarily by transmitting electric power through Cinergy’s transmission system.

Power Technology primarily manages the development, marketing, and sales of our non-regulated retail energy and energy-related businesses. This is accomplished through various subsidiaries and joint ventures and includes the following products and services:

  providing energy management and consulting services to customers that operate retail facilities;
  providing various utility operations and infrastructure services to utilities (for example, providing underground locating and construction services for utilities); and
  building and maintaining fiber optic telecommunication networks for businesses, municipalities, telecommunications carriers, and schools.

Power Technology also manages Cinergy Ventures, LLC (Ventures), Cinergy’s venture capital subsidiary. Ventures invests in emerging energy technologies that can benefit future Cinergy business development activities.

Financial results by business unit for the quarters ended March 31, 2002, and March 31, 2001, and total segment assets at March 31, 2002, and December 31, 2001, are presented below. Certain amounts for the prior year have been restated to reflect segment restructuring which includes the consolidation of all of our international operations into Energy Merchant. This restructuring became effective January 1, 2002.

------------------------------------------------------------------------------------------------------------------------------------

Business Units - Financial Results
------------------------------------------------------------------------------------------------------------------------------------
                                                                    Cinergy Business Units
                                                                    ----------------------
                                            Energy       Regulated      Power               All        Reconciling
                                            Merchant     Businesses   Technology   Total   Other (1)  Eliminations (2)  Consolidated
                                           -----------------------------------------------------------------------------------------
                                                                                      (in thousands)

Quarter ended March 31, 2002
----------------------------

 Operating revenues-
   External customers                      $1,493,842(4) $  702,162(5) $  7,759   $ 2,203,763  $     -   $      -        $ 2,203,763
   Intersegment revenues                       36,838             -           -        36,838        -    (36,838)                 -
 Segment profit (loss)(3)                      28,342        72,797      (5,411)       95,728        -          -             95,728

------------------------------------------------------------------------------------------------------------------------------------

 Quarter ended March 31, 2001
 ----------------------------

 Operating revenues-
   External customers                      $2,885,383(4) $  825,478(5) $ 14,441   $ 3,725,302  $     -   $      -        $ 3,725,302
   Intersegment revenues                       35,573             -           -        35,573        -    (35,573)                 -
 Segment profit (loss)(3)                      43,129        81,916      (4,798)      120,247        -          -            120,247

------------------------------------------------------------------------------------------------------------------------------------

Business Units - Total Segment Assets
------------------------------------------------------------------------------------------------------------------------------------

Total segment assets at March 31, 2002     $5,078,705    $6,809,126    $219,607   $12,107,438  $56,978        N/A        $12,164,416
Total segment assets at December 31, 2001   4,956,109     7,084,104     213,260    12,253,473   46,340        N/A         12,299,813

------------------------------------------------------------------------------------------------------------------------------------

(1)  The All Other Category represents  miscellaneous  corporate items which are not  allocated  to  business  units for  purposes  of  segment  performance measurement.
(2)  The Reconciling  Eliminations category eliminates the intersegment revenues of Energy Merchant.
(3)  Management utilizes segment profit (loss) to evaluate segment performance.
(4)  The  decrease in 2002 is  primarily  due to the  decrease in average  price realized on wholesale commodity non-firm transactions.
(5)  The decrease in 2002 is primarily due to the decrease in price reflecting a substantial  decrease in the wholesale gas commodity cost,  which is passed directly to the retail customer  dollar-for-dollar under the state mandated gas cost recovery mechanism.

------------------------------------------------------------------------------------------------------------------------------------

9. Earnings Per Common Share (EPS)

A reconciliation of EPS to EPS - assuming dilution is presented below for the quarters ended March 31, 2002 and March 31, 2001:

-------------------------------------------------------------------------------

                                               Income     Shares        EPS
                                           ------------------------------------
                                        (in thousands, except per share amounts)
Quarter ended March 31, 2002

EPS:
   Net Income                              $   95,728    164,295     $    0.58

Effect of dilutive securities:
   Common stock options                                      976
   Employee stock purchase and savings plan                    1
   Directors' compensation plans                             151
   Contingently issuable common stock                        542
                                           ------------------------

EPS - assuming dilution:
   Net income plus assumed conversions     $   95,728    165,965     $    0.58

-------------------------------------------------------------------------------

 Quarter ended March 31, 2001
 EPS:
   Net Income                                $120,247    158,989     $    0.76

 Effect of dilutive securities:
   Common stock options                                      961
   Employee stock purchase and savings plan                   33
   Directors' compensation plans                             140
   Contingently issuable common stock                        300
                                           ------------------------

 EPS - assuming dilution:
   Net income plus assumed conversions       $120,247    160,423     $    0.75

-------------------------------------------------------------------------------

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period. For the quarters ended March 31, 2002 and 2001, approximately three million and two million shares, respectively, were excluded from the EPS - assuming dilution calculation.

Also excluded from the EPS - assuming dilution calculation for the quarter ended March 31, 2002, are up to 10.8 million shares issuable pursuant to the stock purchase contract associated with the preferred trust securities issued by Cinergy Corp. in December 2001. As discussed in the 2001 Form 10-K, the number of shares to be issued pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

10. Ohio Deregulation

As discussed in the 2001 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the State of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provides for a market development period that began January 1, 2001, and ends no later than December 31, 2005.

On May 8, 2000, CG&E reached a stipulated agreement with the Public Utilities Commission of Ohio (PUCO) staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. On August 31, 2000, the PUCO approved CG&E’s stipulation agreement. Subsequently, two parties filed applications for rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. On April 6, 2001, CG&E filed for dismissal of this appeal. On July 25, 2001, the Ohio Supreme Court denied CG&E’s motion to dismiss. On April 17, 2002, the Ohio Supreme Court affirmed the PUCO’s stipulated agreement with CG&E with respect to implementing electric customer choice. The Ohio Supreme Court ruling leaves CG&E’s transition plan entirely intact.

A FERC order, that was effective April 2002, allowed Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E. The order also authorizes the transfer of the CG&E generating assets to a non-regulated affiliate. However, Cinergy has determined that it can realize the benefits of the new joint dispatch agreement without transferring CG&E’s generation. Therefore, while CG&E will continue to pursue any remaining regulatory and other approvals already in process that are necessary for the transfer of CG&E’s generation, Cinergy does not plan to transfer CG&E’s generating assets to a non-regulated affiliate in the foreseeable future.

TOC

CAUTIONARY STATEMENTS REGARDING FORWARD-LOOKING INFORMATION

In this report we discuss various matters that may make management’s corporate vision of the future clearer for you. This report outlines management’s goals and projections for the future. These goals and projections are considered forward-looking statements and are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “should”, “could”, “may”, “plan”, “project”, “predict”, “will”, and similar expressions.

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
  Legislative and regulatory initiatives regarding deregulation of the industry or potential national deregulation legislation.

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

  Costs and effects of legal and administrative proceedings, settlements, investigations, and claims. Examples can be found in Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information."

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

TOC

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In this report Cinergy (which includes Cinergy Corp. and all of our regulated and non-regulated subsidiaries) is, at times, referred to in the first person as "we," "our," or "us."

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the 2001 Form 10-K. The results discussed below are not necessarily indicative of the results to be expected in any future periods.

Introduction

In Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we explain our general operating environment, as well as our liquidity and capital resources and results of operations. Specifically, we discuss the following:

  factors affecting current and future operations;
  potential sources of cash for future capital expenditures;
  why revenues and expenses changed from period to period; and
  how the above items affect our overall financial condition.
TOC

Organization

Cinergy Corp., a Delaware corporation created in October 1994, owns all outstanding common stock of The Cincinnati Gas & Electric Company (CG&E) and PSI Energy, Inc. (PSI), both of which are public utility subsidiaries. As a result of this ownership, we are considered a utility holding company. Because we are a holding company with material utility subsidiaries operating in multiple states, we are registered with and are subject to regulation by the SEC under the Public Utility Holding Company Act of 1935, as amended (PUHCA). Our other principal subsidiaries are:

  Cinergy Wholesale Energy, Inc.;
  Cinergy Services, Inc. (Services);
  Cinergy Investments, Inc.;
  Cinergy Global Resources, Inc.; and
  Cinergy Technologies, Inc.

CG&E, an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana. CG&E’s principal subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky. CG&E’s other subsidiaries are insignificant to its results of operations.

In 2001, CG&E began a transition to electric deregulation and customer choice. Currently, the competitive retail electric market in Ohio is in the development stage. CG&E is recovering its Public Utilities Commission of Ohio (PUCO) approved costs and retail electric rates are frozen during this market development period.

PSI, an Indiana corporation, is a vertically integrated and regulated electric utility that provides service in north central, central, and southern Indiana.

The majority of our operating revenues are derived from the sale of electricity and the sale/or transportation of natural gas.

TOC

LIQUIDITY AND CAPITAL RESOURCES

Environmental Issues

Ambient Air Standards

In 1997, the Environmental Protection Agency (EPA) revised the National Ambient Air Quality Standards (NAAQS) for ozone and fine particulate matter. Fine particulate matter refers to very small solid or liquid particles in the air. The EPA has estimated that it will take up to five years to collect sufficient ambient air monitoring data to determine fine particulate matter non-attainment areas. A fine particulate monitoring network was put in place during 1999 and 2000. Following identification of non-attainment areas, the states will identify the sources of particulate emissions and develop emission reduction plans. These plans may be state-specific or regional in scope. We currently cannot predict the exact amount and timing of required reductions.

On May 14, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) ruled that the EPA’s final rule establishing the new eight-hour ozone standard and the fine particulate matter standard constituted an invalid delegation of legislative authority, and also that the EPA had improperly failed to consider the beneficial health effects of ozone (shielding from UV-B radiation) when it established the NAAQS ozone standards. In June 1999, the EPA appealed the conclusion that its standards constituted an invalid delegation of legislative authority, but did not appeal the decision that it is required to consider the beneficial health effects of ozone when setting the NAAQS. On February 27, 2001, the U.S. Supreme Court (Supreme Court) reversed the Court of Appeals’ ruling. However, the Supreme Court invalidated the EPA’s implementation procedure for the portion of the case dealing with the eight-hour ozone standard.

Following the Supreme Court’s ruling, the Court of Appeals reconsidered the validity of the eight-hour ozone standard and the fine particulate matter standard, as a number of issues that were raised by the parties were not addressed in its original opinion invalidating those standards. On March 26, 2002, the Court of Appeals ruled in the EPA’s favor on all remaining issues. Nonetheless, before the standards can be implemented, the EPA must conduct rulemaking to: (1) assess the beneficial health effects of ozone in connection with the NAAQS ozone standards; and (2) develop an approach for implementing the ozone standard in accordance with the Supreme Court’s opinion. At this time, the EPA predicts that emissions reductions will be required in the 2007-2019 timeframe, but we currently cannot predict the exact amount and timing of required reductions.

Capital Resources

We meet our current and future capital requirement needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.

Notes Payable and Other Short-term Obligations

Short-term Borrowings

At March 31, 2002, Cinergy Corp. had $607 million remaining unused and available capacity relating to its $1.2 billion revolving credit facilities. The revolving credit facilities are comprised of a $400 million, three-year senior revolving credit facility expiring in May 2004, a $150 million, three-year senior revolving credit facility expiring in June 2002, and a $600 million, 364-day senior revolving credit facility expiring in February 2003. The $600 million facility was intended to replace credit facilities expiring in 2002. At March 31, 2002, certain of our non-regulated subsidiaries had $7 million of unused and available revolving credit lines.

On March 22, 2002, ULH&P received approval from the Kentucky Public Service Commission (KPSC) to increase its short-term debt authority to $75 million. As of March 31, 2002, our operating companies had regulatory authority to borrow up to a total of $1.28 billion in short-term debt ($681 million for CG&E and its subsidiaries, including $75 million for ULH&P, and $600 million for PSI). As of March 31, 2002, CG&E and its subsidiaries had $377 million (including $75 million for ULH&P) unused and available and PSI had $532 million unused and available under their respective regulatory authority.

Uncommitted Lines

In addition to revolving credit facilities, Cinergy, CG&E, and PSI also maintain uncommitted lines of credit. These facilities are not firm sources of capital and represent an informal agreement to lend money, subject to availability, with pricing to be determined at the time of advance. At March 31, 2002, Cinergy Corp.‘s $40 million uncommitted line and CG&E’s $15 million uncommitted line were unused. PSI has an uncommitted line of $60 million, of which $5 million remained unused.

Commercial Paper

Cinergy Corp. has a commercial paper program with a maximum outstanding principal amount of $800 million. This program is supported by Cinergy Corp.'s $1.2 billion revolving credit facilities. The commercial paper program at the Cinergy Corp. level, in part, supports the short-term borrowing needs of CG&E and PSI. At March 31, 2002, Cinergy Corp. had $182 million in commercial paper outstanding.

Money Pool

Cinergy Corp., Services, and our operating companies participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with surplus short-term funds provide short-term loans to affiliates (other than Cinergy Corp.) participating under this arrangement. This surplus cash may be from internal or external sources. The amounts outstanding under this money pool arrangement are shown as Notes receivable from affiliated companies or Notes payable to affiliated companies on the Balance Sheets of CG&E, PSI, and ULH&P. Any net money pool borrowings outstanding reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

Capital Leases

Our operating companies are able to enter into capital leases subject to the authorization limitations of the applicable state utility commissions. Increases in these limits are subject to the approval of the respective commissions. During the first quarter of 2002, PSI filed an application with the Indiana Utility Regulatory Commission (IURC) requesting additional capital lease authority of up to $100 million. Also during the first quarter of 2002, ULH&P filed an application with the KPSC requesting additional capital lease authority of $25 million. We anticipate a decision on both requests in the second quarter of 2002.

Long-term Debt

We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana. The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp. The respective state utility commissions regulate the issuance of long-term debt by our operating companies. In June 2000, the SEC issued an order under the PUHCA authorizing Cinergy Corp., over a five-year period expiring in June 2005, to increase its total capitalization based on a balance at December 31, 1999 (excluding retained earnings and accumulated other comprehensive income (loss)) by an additional $5 billion, through the issuance of any combination of equity and debt securities. This increased authorization is subject to certain conditions, including, among others, that common equity comprises at least 30% of Cinergy Corp.‘s consolidated capital structure and that Cinergy Corp., under certain circumstances, maintains an investment grade rating on its senior debt obligations.

As of March 31, 2002, CG&E had $400 million remaining unused and available under its existing PUCO authority and ULH&P had $75 million remaining unused and available under its KPSC authority. In April 2002, CG&E received approval from the PUCO to increase its authority to $500 million. In March 2002, PSI filed an application with the IURC requesting additional long-term debt issuance authority of up to $500 million through December 31, 2003. We anticipate a decision by the IURC in May 2002. We may, at any time, seek to issue additional long-term debt, subject to regulatory approval.

Off-Balance Sheet Financing

As discussed in the 2001 Form 10-K, Cinergy uses special-purpose entities (SPE) to finance various projects. The Financial Accounting Standards Board (FASB) began discussions in the first quarter of 2002 regarding a possible Interpretation of Statement of Financial Accounting Standard No. 94, Consolidation of All Majority-Owned Subsidiaries, to address accounting and reporting for SPEs. While an exposure draft of the proposed interpretation has yet to be issued (expected in the second quarter of 2002), indications are that the conditions for non-consolidation of SPEs will likely change. Given the tentative nature of this project and the lack of an exposure draft of the proposed interpretation, we cannot determine the impact that this guidance will have on our financial position or results of operations. However, it is possible that these changes could result in consolidation by Cinergy of some or all of the SPEs, as discussed in the 2001 Form 10-K, as well as the accounts receivable sale facility discussed in Note 5 of the “Notes to Financial Statements” in “Part I. Financial Information.”

Securities Ratings

As of March 31, 2002, the major credit ratings agencies rated our securities as follows:

-----------------------------------------------------------------------------------------

                                         Fitch          Moody's(1)           S&P(2)

Cinergy Corp.

   Corporate Credit                     BBB+              Baa2              BBB+/A-2
   Senior Unsecured Debt                BBB+              Baa2              BBB+
   Commercial Paper                     F-2               P-2               A-2
   Preferred Trust Securities           BBB+              Baa2              BBB

CG&E

   Senior Secured Debt                  A-                A3                A-
   Senior Unsecured Debt                BBB+              Baa1              BBB+
   Junior Unsecured Debt                BBB               Baa2              BBB
   Preferred Stock                      BBB               Baa3              BBB
   Commercial Paper                     F-2               P-2               Not Rated

PSI

   Senior Secured Debt                  A-                A3                A-
   Senior Unsecured Debt                BBB+              Baa1              BBB+
   Junior Unsecured Debt                BBB               Baa2              BBB
   Preferred Stock                      BBB               Baa3              BBB
   Commercial Paper                     F-2               P-2               Not Rated

ULH&P

   Senior Unsecured Debt                Not Rated         Baa1              BBB+

 (1)  Moody's Investors Service (Moody's)
 (2)  Standard & Poor's Ratings Services (S&P)

-----------------------------------------------------------------------------------------

As discussed in the 2001 Form 10-K, on December 12, 2000, S&P placed its ratings of Cinergy Corp. and its operating affiliates, CG&E and PSI, on CreditWatch with negative implications. On November 14, 2001, Fitch changed the outlook of Cinergy’s ‘BBB+’ Senior unsecured debt to negative from stable due to increased leverage and planned environmental expenditures.

On April 19, 2002, Moody's reaffirmed the credit ratings of Cinergy Corp. and its operating affiliates, removed Cinergy Corp. from CreditWatch and its operating affiliates from negative outlook, and assigned stable outlooks to the debt and preferred stock of Cinergy Corp. and all of its operating affiliates.

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Equity Securities

On February 22, 2002, Cinergy issued 6,500,000 shares of common stock and received approximately $200 million in proceeds. As discussed in the 2001 Form 10-K, in November 2001, Cinergy chose to reinstitute the practice of issuing new Cinergy Corp. common shares to satisfy obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan. See Note 2 of the “Notes to Financial Statements” in “Part I. Financial Information” for additional information on issued shares.

Guarantees

We are subject to an SEC order under the PUHCA, which limits the amounts Cinergy Corp. can have outstanding under guarantees at any one time to $2 billion. As of March 31, 2002, we had $608 million outstanding under the guarantees issued, of which approximately 75% represents guarantees of obligations reflected on Cinergy Corp.‘s Consolidated Balance Sheet. The amount outstanding represents Cinergy Corp.‘s guarantees of liabilities and commitments of its consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures.

TOC

2002 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended March 31, 2002 and 2001 were as follows:

----------------------------------------------------------------------------------------------------------

                                Cinergy (1)           CG&E and subsidiaries                PSI
                                -----------           -------------------------                ---
                             2002          2001        2002           2001         2002           2001
                             ----          ----        ----           ----         ----           ----
                                                          (in thousands)

 Electric gross margin    $  555,877    $528,804    $  290,871    $272,065      $  243,352    $227,453
 Gas gross margin             80,184     103,212        71,641      86,802               -           -
 Net income                   95,728     120,247        77,585      81,575          38,083      41,432

(1)  The results of Cinergy also include amounts related to non-registrants.

----------------------------------------------------------------------------------------------------------

Diluted earnings per share for the first quarter 2002 was $.58 per share, as compared to $.75 per share for the same period last year. This decrease in earnings is primarily attributable to the effects of mild weather, reduced industrial demand due to the slow economy, and higher financing costs and depreciation expenses, reflecting increased investment activity.

The explanations below follow the line items on the Consolidated Statements of Income for Cinergy, CG&E, and PSI. However, only the line items that varied significantly from prior periods are discussed.

Electric Operating Revenues

------------------------------------------------------------------------------------------------------------------------------------

                                Cinergy (1)                       CG&E and subsidiaries                          PSI
                                -----------                       -------------------------                          ---
                        2002      2001      % Change          2002       2001      % Change         2002       2001      % Change
                        ----      ----      --------          ----       ----      --------         ----       ----      --------
                                                                      (in millions)

 Retail               $    651    $  628          4         $   334     $ 339          (1)        $   318      $ 289         10
 Wholesale                 557     1,188        (53)            271       595         (54)            307        628        (51)
 Transportation              2         -          -               2         -           -               -          -          -
 Other                      73        77         (5)             29         8           -               5          8        (38)
                         ------    -------                     ------    --------                    -------    -------
   Total              $  1,283    $1,893        (32)        $   636     $ 942         (32)        $   630      $ 925        (32)

(1)  The results of Cinergy also include amounts related to non-registrants.

------------------------------------------------------------------------------------------------------------------------------------

Electric operating revenues for Cinergy, CG&E, and PSI decreased for the quarter ended March 31, 2002, as compared to 2001, mainly due to a decrease in price per megawatt-hour (MWh) received and volumes on non-firm wholesale transactions related to energy marketing and trading activity. Non-firm power is power without a guaranteed commitment for physical delivery. Wholesale electric on-peak commodity prices were 45 percent lower on average than the first quarter last year. Cinergy’s and PSI’s decreases were partially offset by an increase in the average price realized from retail sales.

Gas Operating Revenues

------------------------------------------------------------------------------------------------------

                                     Cinergy (1)                         CG&E and subsidiaries
                                     -----------                         -------------------------
                            2002        2001       % Change         2002        2001       % Change
                            ----        ----       --------         ----        ----       --------
                                                        (in millions)

 Retail                    $ 161        $  307       (48)         $  161       $ 307          (48)
 Wholesale                   724         1,489       (51)              -           -            -
 Transportation               17            16         6              17          16            6
 Other                         1             2         -               1           2            -
                           ---------    -------                    --------    --------
  Total                    $ 903        $1,814       (50)         $  179       $ 325          (45)

 (1)  The results of Cinergy also include amounts related to non-registrants.

------------------------------------------------------------------------------------------------------

Gas operating revenues for Cinergy decreased for the quarter ended March 31, 2002, as compared to 2001, mainly due to a lower price received per thousand cubic feet (mcf) sold by Cinergy Marketing and Trading, LP (Marketing and Trading). Wholesale natural gas commodity spot prices were 63 percent lower on average than in the first quarter of 2001.

Cinergy’s and CG&E’s retail gas revenues decreased primarily due to a combination of a lower price received per mcf and decreased volumes distributed resulting from warmer temperatures. The lower price reflects a substantial decrease in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism.

Operating Expenses

------------------------------------------------------------------------------------------------------------------------------------

                                 Cinergy (1)                      CG&E and subsidiaries                          PSI
                                 -----------                      -------------------------                          ---
                         2002       2001      % Change       2002        2001       % Change        2002        2001       % Change
                         ----       ----      --------       ----        ----       --------        ----        ----       --------
                                                                      (in millions)

 Fuel                 $   210       $  200         5      $     93      $   96          (3)          110       $  99           11                                                                                            $
 Purchased and
   exchanged power        518        1,164       (55)          252         574         (56)          277         598          (54)
 Gas purchased            823        1,711       (52)          108         238         (55)            -           -            -
 Operation and
   maintenance            265          249         6           106         112          (5)          115          91           26
 Depreciation             100           89        12            48          46           4            38          37            3
 Taxes other than
   income taxes            72           63        14            53          47          13            16          15            7
                         --------    -------                 --------    --------                  ---------    --------
   Total              $  1,988      $3,476       (43)     $    660      $1,113         (41)          556       $ 840          (34)                                                                                           $

(1)  The results of Cinergy also include amounts related to non-registrants.

------------------------------------------------------------------------------------------------------------------------------------

Fuel

Fuel represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the quarter ended March 31, 2001, to the quarter ended March 31, 2002:

--------------------------------------------------------------------------------

                                        Cinergy (1)      CG&E       PSI
                                                    (in millions)

 Fuel expense - March 31, 2001            $200           $96        $ 99

Increase (decrease) due to changes in:
 Price of fuel                              (6)           (7)          1
 Deferred fuel cost                         13             -          13
 MWh generation                             (8)           (5)         (3)
 Other                                      11             9           -
                                        ------         ------     ---------

Fuel expense - March 31, 2002             $210           $93        $110

(1)  The results of Cinergy also include amounts related to non-registrants.

--------------------------------------------------------------------------------

Purchased and Exchanged Power

Purchased and exchanged power expense decreased for Cinergy, CG&E, and PSI for the quarter ended March 31, 2002, as compared to 2001, primarily due to a decrease in the purchase price and MWh purchased of non-firm wholesale power. Wholesale electric on-peak commodity prices were 45 percent lower on average than the first quarter last year.

Gas Purchased

Gas purchased expense decreased for Cinergy for the quarter ended March 31, 2002, as compared to 2001, primarily due to a decrease in the average cost per mcf of gas purchased by Marketing and Trading. CG&E’s gas purchased expense decreased primarily due to a decrease in the average cost per mcf of gas purchased. Wholesale natural gas commodity spot prices were 63 percent lower on average than in the first quarter of 2001.

Operation and Maintenance

Operation and maintenance expense increased for Cinergy and PSI for the quarter ended March 31, 2002, as compared to 2001, primarily due to increased maintenance costs related to PSI’s planned system outages and distribution line clearing programs.

Depreciation

Depreciation expense increased for Cinergy, CG&E, and PSI for the quarter ended March 31, 2002, as compared to 2001, primarily attributable to the addition of depreciable plant, including Cinergy’s acquisitions of non-regulated peaking generation in 2001.

Taxes Other Than Income Taxes

Taxes other than income taxes increased for Cinergy and CG&E for the quarter ended March 31, 2002, as compared to 2001. The increase was primarily attributable to property taxes and other taxes associated with deregulation in Ohio.

Preferred Dividend Requirements of Subsidiary Trust

Preferred dividend requirements of subsidiary trust was $5.9 million for the quarter ended March 31, 2002. This expense relates to quarterly payments to be made to holders of Cinergy’s Preferred Trust Securities, which were issued in December 2001, as discussed in the 2001 Form 10-K.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the three months ended March 31, 2002, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas margins and net income for ULH&P for the three months ended March 31, 2002, and 2001 were as follows:

-----------------------------------------------------------

                                            ULH&P
                                      2002        2001
                                       (in thousands)

 Electric gross margin             $  15,019     $17,758
 Gas gross margin                     12,315      16,250
 Net income                            3,884      13,855

-----------------------------------------------------------

Electric Gross Margin

Electric operating revenues decreased for the three months ended March 31, 2002, as compared to 2001, mainly due to the effects of mild weather, a slowed economy, and the average price realized per kilowatt-hour. Electricity purchased from parent company for resale remained constant for the three months ended March 31, 2002, as compared to 2001, reflecting lower purchases offset by a new wholesale power contract with CG&E that went into affect on January 1, 2002.

Gas Gross Margin

Gas operating revenues decreased for the three months ended March 31, 2002, as compared to 2001. This decrease is mainly due to the effects of mild weather and a lower average price realized per mcf. Gas purchased expenses decreased for the three months ended March 31, 2002, as compared to 2001, mainly due to lower prices and less quantities purchased due to the milder weather.

Miscellaneous - net

Miscellaneous-net expense increased $4.7 million for the quarter ended March 31, 2002, as compared to 2001, primarily due to the expensing of previously deferred costs, which were denied recovery in connection with the final order on ULH&P’s gas rate case.

TOC

RESULTS OF OPERATIONS - FUTURE

Electric Industry

Retail Market Developments

Ohio

As discussed in the 2001 Form 10-K, on July 6, 1999, Ohio Governor Robert Taft signed Amended Substitute Senate Bill No. 3 (Electric Restructuring Bill), beginning the transition to electric deregulation and customer choice for the State of Ohio. The Electric Restructuring Bill created a competitive electric retail service market effective January 1, 2001. The legislation provides for a market development period that began January 1, 2001, and ends no later than December 31, 2005.

On May 8, 2000, CG&E reached a stipulated agreement with the PUCO staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. On August 31, 2000, the PUCO approved CG&E’s stipulation agreement. Subsequently, two parties filed applications for rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. On April 6, 2001, CG&E filed for dismissal of this appeal. On July 25, 2001, the Ohio Supreme Court denied CG&E’s motion to dismiss. On April 17, 2002, the Ohio Supreme Court affirmed the PUCO’s stipulated agreement with CG&E with respect to implementing electric customer choice. The Ohio Supreme Court ruling leaves CG&E’s transition plan entirely intact.

A Federal Energy Regulatory Commission (FERC) order, that was effective April 2002, allowed Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E. The order also authorizes the transfer of the CG&E generating assets to a non-regulated affiliate. However, Cinergy has determined that it can realize the benefits of the new joint dispatch agreement without transferring CG&E’s generation. Therefore, while CG&E will continue to pursue any remaining regulatory and other approvals already in process that are necessary for the transfer of CG&E’s generation, Cinergy does not plan to transfer CG&E’s generating assets to a non-regulated affiliate in the foreseeable future. For further discussion of the joint dispatch agreement, see “Termination of Operating Agreement.”

Midwest Independent Transmission System Operator, Inc. (Midwest ISO)

As part of the effort to create a competitive wholesale power marketplace, the FERC approved the formation of the Midwest ISO during 1998. In that same year, Cinergy agreed to join the Midwest ISO in preparation for meeting anticipated changes in the FERC regulations and future deregulation requirements. The Midwest ISO was established as a non-profit organization to maintain functional control over the combined transmission systems of its members.

On December 15, 2001, the Midwest ISO initiated startup of its operations with the provision of a variety of support or stand alone services to its transmission owning members. The Midwest ISO achieved full startup, including implementation of tariff administration, on February 1, 2002. Although the Midwest ISO continues to develop, modify, and enhance its various operating practices, it has assumed full functional control of the transmission systems of its member companies, including the Cinergy utilities. The impact of this transfer was not material to our results of operations or financial position.

Federal Update/Repeal of PUHCA

President Bush has indicated that legislation addressing the energy security needs of America deserves prompt consideration. He appointed Vice President Cheney to head an inter-agency task force which recommended a number of actions, many of which are embodied in HR 4, which passed the House of Representatives last summer. This legislation includes a number of tax provisions, research and development provisions for clean coal technology, and provisions to increase supplies of natural gas.

Legislation considering many of the President’s recommendations, including repeal of the PUHCA, reduced depreciation of gas pipelines, tax incentives for combined heat and power facilities and other non-traditional fuel sources, and other issues of interest to Cinergy, was passed by the Senate. The bill now moves to a conference committee where differences with the House passed version will be resolved. It is anticipated that the conference committee will take several months to complete its work and final passage of a bill may not occur before the end of the third quarter. It is difficult to anticipate what provisions will be accepted in the final legislative package or what additions or limitations to existing provisions (including PUHCA) might be included.

The President also recognized the need to balance the energy and environmental needs of the country and supported combining the multitude of environmental regulations facing electric utilities into one legislative package. The intent is to give the industry one clear set of environmental goals, along with an appropriate amount of time to meet necessary emission reductions, while providing environmental benefits to consumers. Cinergy has supported and promoted this approach with the industry, Congress, and the Bush Administration. The Bush Administration announced the framework of its multi-emission legislation in February 2002 and the Senate Environment and Public Works Committee is expected to review legislative proposals during the third quarter of 2002 although passage of legislation is not likely this year.

Significant Rate Developments

Purchased Power Tracker

As discussed in the 2001 Form 10-K, in May 1999, PSI filed a petition with the IURC seeking approval of a purchased power tracking mechanism (Tracker). This request was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause.

A hearing was held before the IURC in February 2001, to determine whether it was appropriate for PSI to continue the Tracker for future periods. In April 2001, a favorable order was received extending the Tracker for two years, through the summer of 2002. PSI is authorized to recover 90% of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portions), with the remaining 10% deferred for subsequent recovery in PSI’s next general rate case (subject to a showing of prudence).

In June 2001, PSI filed a petition with the IURC seeking approval of the recovery through the Tracker of its summer 2001 purchased power costs. In October 2001, PSI filed an amended petition with the IURC, seeking approval of the costs associated with additional power purchases made during July and August 2001. In February 2002, the IURC issued an order approving the recovery of $15.3 million of PSI’s summer 2001 purchase power costs via the Tracker. The remaining $1.7 million was deferred for subsequent recovery in PSI’s next general rate case (subject to a showing of prudence).

Termination of Operating Agreement

As discussed in the 2001 Form 10-K, CG&E, PSI, and Services filed a notice of termination of the operating agreement with FERC in October 2000. In December 2000, the FERC ruled that the companies have the contractural right to terminate the agreement and established a termination effective date in May 2001 and also set a hearing date in May 2001 on the issue of the reasonableness of termination.

Certain parties appealed the FERC’s decision to establish a termination date. In March 2001, the IURC initiated an investigation proceeding into the termination of the operating agreement. In May 2001, the parties to the FERC proceeding reached a settlement agreement resolving the termination issues and certain compensation and damage issues. The settlement agreement was approved by the FERC in June 2001 and delayed the termination of the existing operating agreement until a new successor agreement was approved by the FERC.

In August 2001, the parties to both the IURC proceeding and the previous FERC proceeding entered into two complementary settlement agreements. Both the IURC and FERC agreements are conditioned upon FERC acceptance of the proposed successor agreements. The IURC settlement agreement was approved by the IURC in September 2001. Cinergy filed the successor agreements with the FERC in October 2001 and in March 2002, the FERC approved the successor agreements. The successor agreements allow Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E.

PSI Fuel Adjustment Charge

In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under-billed deferred fuel costs incurred from March 2001 through May 2001. The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket. The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under-billed deferred fuel costs. A hearing is scheduled for the second quarter of 2002.

Transfer of Generating Assets to PSI

In December 2001, PSI filed a petition with the IURC requesting approval, under Indiana’s Power Plant Construction Act, to acquire the Butler County, Ohio and Henry County, Indiana peaking plants from their current owner, a subsidiary of Cinergy Capital & Trading, Inc., to address its need for increased generating capacity. The IURC has scheduled a hearing for August 2002. PSI is unable to predict the outcome of this request. This proposed transfer is also contingent upon receipt of approval from the FERC and the SEC under PUHCA.

Gas Industry

ULH&P Gas Rate Case

On May 4, 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services by $7.3 million annually, or 8.4% overall. In addition to an increase in base rates, ULH&P requested recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with a capital cost of approximately $112 million over the next ten years. A hearing on this matter was held in November 2001 and an order was issued on January 31, 2002. In the order, the KPSC authorized a base rate increase of $2.7 million or 2.8% overall, to be effective on January 31, 2002. In addition, the KPSC authorized ULH&P to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program for an initial period of three years, with the possibility of renewal for the full ten years. Per the terms of the order, the tracker will be set annually. The first filing was made on March 27, 2002. The Kentucky Attorney General has appealed the KPSC’s approval of the tracking mechanism to the Franklin Circuit Court. At the present time, ULH&P cannot predict the outcome of this litigation.

CG&E Gas Rate Case

On July 31, 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution services by approximately $26 million or 5% overall. Simultaneously, CG&E requested recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with a capital cost of approximately $716 million over the next ten years. CG&E entered into a settlement agreement with most of the parties to the case, resolving most of the issues, and CG&E filed the settlement agreement with the PUCO on April 17, 2002. The settlement agreement provides for a base rate increase of $15.1 million or 3.3% and also provides for implementation of the tracking mechanism, subject to rate caps, through the date of CG&E’s next base rate case. CG&E agreed, as part of the settlement agreement, not to file a new gas base rate case prior to January 1, 2004, absent certain exceptional circumstances. An evidentiary hearing on the reasonableness of the settlement agreement was held on April 24, 2002, with the remaining parties. CG&E cannot predict the timing or final outcome of this matter.

Market Risk Sensitive Instruments and Positions

The transactions associated with Energy Merchant Business Units (Energy Merchant) energy marketing and trading activities give rise to various risks, including market risk. Market risk represents the potential risk of loss from adverse changes in market price of electricity or other energy commodities. As Energy Merchant continues to develop its energy marketing and trading business (and due to its substantial investment in generation assets), its exposure to movements in the price of electricity and other energy commodities may become greater. As a result, we may be subject to increased future earnings volatility.

The changes in fair value of the energy risk management assets and liabilities for the quarter ended March 31, 2002, are presented in the table below:

--------------------------------------------------------------

          Change in Fair Value for the Quarter Ended
                        March 31, 2002
                         (in millions)

 Fair value of contracts outstanding at the
   beginning of the period                         $   18

 Fair value of new contracts when entered into
   during the period:
       Options(1)                                      28
       Other trading instruments                        3

 Changes in fair value attributable to changes in
   valuation techniques and assumptions                 -

 Other changes in fair value                            1

 Less:  Contracts realized or otherwise
   settled during the period                          (18)
                                                   ----------

 Fair value of contracts outstanding at the
   end of the period                               $   68
                                                   ==========

(1)    Represents net option premiums paid.

--------------------------------------------------------------
The following table presents the expected maturity of the energy risk management assets and liabilities as of March 31, 2002:
----------------------------------------------------------------------------------------
                                        Fair Value of Contracts at March 31, 2002
                                    ----------------------------------------------------

                                                   Maturing
                                   -----------------------------------------------------
         Source of Fair Value(1)       Within   12-36    36-60                 Total
                                     12 months  months  months  Thereafter   Fair Value
----------------------------------------------------------------------------------------
                                                              (in millions)

 Prices actively quoted               $ 3        $ -      $ -      $ -          $ 3

 Prices based on models
   and other valuation methods         43         12        8        2           65
                                      ---        ---      ---      ---          ---

 Total                                $46        $12      $ 8      $ 2          $68
                                      ===        ===      ===      ===          ===

(1)  Active quotes are considered to be available for two years for standard electricity transactions and three years for standard gas transactions.
     Non-standard transactions are classified based on the extent, if any, of modeling used in determining fair value.

----------------------------------------------------------------------------------------

Accounting Changes

Business Combinations and Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Statement 142 requires that goodwill will be initially assessed for impairment upon adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under current accounting standards. This test must be applied at the “reporting unit” level, which is not permitted to be broader than the current business segments discussed in Note 8 of the “Notes to Financial Statements” in “Part I. Financial Information.” Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002. The discontinuance of amortization of goodwill, which began in the first quarter of 2002, is not material to our results of operations. We have identified the reporting units for Cinergy and are finalizing the initial transition impairment test. Based on the tentative results of this test, we believe the transition impact of applying Statement 142 is not material to our financial position or results of operations. We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

Asset Retirement Obligations

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires fair value recognition of legal obligations to retire long-lived assets at the time such obligations are incurred. The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment. Subsequent to the initial recognition, the liability will be adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operation expense). Additional depreciation expense will be recorded prospectively for any property, plant, and equipment increases. We currently accrue costs of removal on many regulated, long-lived assets through depreciation expense, with a corresponding charge to accumulated depreciation, as allowed by each regulatory jurisdiction. For assets that we conclude have a retirement obligation under Statement 143, the accounting we currently use will be modified to comply with this standard. We will adopt Statement 143 in the first quarter of 2003. We have formed an implementation team and are beginning to analyze the impact of this statement, but, at this time, we are unable to predict whether the implementation of this accounting standard will be material to our financial position or results of operations.

Derivatives

During 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (Statement 133). This standard was effective for Cinergy beginning in 2001, and requires us to record derivative instruments, which are not exempt under certain provisions of Statement 133, as assets or liabilities, measured at fair value (i.e., mark-to-market). Our financial statements reflect the adoption of Statement 133 in the first quarter of 2001. Since many of our derivatives were previously required to use mark-to-market accounting, the effects of implementation were not material.

Our adoption did not reflect the potential impact of applying mark-to-market accounting to selected electricity options and capacity contracts. We had not historically marked these instruments to market because they are intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB staff issued guidance on the application of the normal purchases and sales exemption to electricity contracts containing characteristics of options. While much of the criteria this guidance requires is consistent with the existing guidance in Statement 133, some criteria were added. We adopted the new guidance in the third quarter of 2001, and the effects of implementation for these contracts were not material. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

In December 2001, the FASB staff revised the current guidance to make the evaluation of whether electricity contracts qualify as normal purchases and sales more qualitative than quantitative. This new guidance uses several factors to distinguish between capacity contracts, which qualify for the normal purchases and sales exemption, and options, which do not. These factors include deal tenor, pricing structure, specification of the source of power, and various other factors. Based on a review of existing contracts, we do not believe this revised guidance, which will be effective in the third quarter of 2002, will have a material impact on our financial position or results of operations upon adoption. However, given our activity in energy trading, it could increase volatility in future results.

In October 2001, the FASB staff released final guidance on the applicability of the normal purchases and sales exemption to contracts that contain a minimum quantity (a forward component) and flexibility to take additional quantity (an option component). While this guidance was issued primarily to address optionality in fuel supply contracts, it is applicable to all derivatives (subject to certain exceptions for capacity contracts in electricity discussed in the previous paragraphs). This guidance concludes that such contracts are not eligible for the normal purchases and sales exemption due to the existence of optionality in the contract. We will adopt this guidance in the second quarter of 2002, consistent with the transition provisions. Cinergy has certain contracts that contain optionality, primarily coal contracts, which we reviewed to determine the impact of this new guidance. Due to a lack of liquidity with respect to coal markets in our region, we determined that our coal contracts do not meet the net settlement criteria of Statement 133 and thus do not qualify as derivatives. Given these conclusions, the results of applying this new guidance should not be material to our results of operations or financial position. However, any coal transactions that constitute trading activities will continue to be accounted for at fair value pursuant to Emerging Issues Task Force 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activity (EITF 98-10), as discussed more fully in Note 1(c) of the “Notes to Financial Statements” in “Part I. Financial Information.”

Asset Impairment

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (Statement 144). Statement 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 was effective beginning with the first quarter of 2002. The impact of implementation on our results of operations and financial position was not material.

Other

Voluntary Early Retirement Program (VERP)

In March 2002, a VERP was offered to approximately 280 non-union employees. The costs of the VERP, which will be determined based on the employees’ level of acceptance, will be recognized in the second quarter of 2002.

Collective Bargaining Agreements

As discussed in the 2001 Form 10-K, the collective bargaining agreements of the Utility Workers of America / Independent Utilities Union # 600 (IUU) and the International Brotherhood of Electrical Workers # 1393 (IBEW) expired on April 1, 2002 and April 30, 2002, respectively. With regards to the IUU contract, the parties have negotiated a tentative agreement that will run through March 31, 2005, which is subject to ratification by the union membership. The contract with the IBEW has been extended through May 31, 2002 and negotiations on a new agreement are still in process.

Federal Tax Law Changes

In March 2002, President Bush signed into law the Job Creation and Worker Assistance Act of 2002, also known as the Economic Stimulus Package. The primary provision of benefit to Cinergy will be the allowance of additional first-year depreciation deduction for tax purposes, equal to 30 percent of the adjusted basis of qualified property. This provision applies to qualifying additions after September 11, 2001. While Cinergy is currently analyzing the impacts of this provision, we do not believe it will have a material impact on our financial position or results of operations.

Changes in Independent Public Accountants

On April 30, 2002, Cinergy filed a Current Report on Form 8-K announcing that its board of directors approved the selection of Deloitte & Touche LLP as its independent public accountants for the fiscal year 2002, replacing Arthur Andersen LLP. The decision to change independent public accountants was not the result of any disagreements with Arthur Andersen LLP on matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure. The transition to Deloitte & Touche LLP will begin in May 2002.

TOC

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is provided in, and incorporated by reference from, the “Market Risk Sensitive Instruments and Positions” section in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in “Part I. Financial Information” and Notes 1(b) and (c) and Note 6 of the “Notes to Financial Statements” in “Part I. Financial Information.”

TOC

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CITY OF NEWPORT, KENTUCKY

On January 29, 2002, ULH&P instituted litigation proceedings in the Campbell County Circuit Court in the Commonwealth of Kentucky against the City of Newport, Kentucky, City of Newport doing business as (d/b/a/) the Newport Water Works and also known as (a/k/a) City of Newport Water Department and the Kentucky Risk Management Association. The complaint states that on or about October 5, 2000, a water main owned and under the control of the City of Newport and/or the City of Newport d/b/a/ Newport Water Works and a/k/a/ City of Newport Water Department located in and underground at the Newport Shopping Center on Monmouth Street, Newport, Campbell County, Kentucky ruptured. The water in the main was under pressure and upon the failure of the water main, the pressure, water, sand, and gravel provided an environment which resulted in “cutting” a hole in the adjacent gas distribution main owned by and under the control of ULH&P. The hole that breached the adjacent natural gas main was caused by the abrasive action of the pressurized stream of water combined with the sand, gravel, and dirt flowing directly on the surface of the natural gas main. ULH&P has incurred total damages in excess of $3.5 million.

In February 2002, a third party complaint was filed by the City of Newport against the owners of the shopping center, Newport Company, Newport Associates, American Diversified Developments, Inc., and Newport Associates Limited Partnership. Subsequently, ULH&P filed a Second Amended Complaint naming the additional parties.

TOC

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of Cinergy Corp. was held on May 2, 2002, in Indianapolis, Indiana.

At the meeting, one Class I director was elected to the board of Cinergy Corp. to serve for a two-year term ending in 2004, and three Class II directors were elected to Cinergy’s board to serve three-year terms ending in 2005, as set forth below:

------------------------------------------------------------------------------

            Directors           Votes For            Votes Withheld
------------------------------------------------------------------------------

     Class I
     -------
 Dudley S. Taft                 141,127,943              2,547,812

     Class II
     --------
 Thomas E. Petry                141,145,443              2,530,312
 Mary L. Schapiro               140,393,479              3,282,276
 Philip R. Sharp                140,398,186              3,277,569

------------------------------------------------------------------------------

Additionally, shareholders at the meeting approved the Cinergy Corp. Annual Incentive Plan, as amended and restated effective January 25, 2002. There were 130,527,823 common shares voted for this amended and restated plan, 11,202,677 voted against this plan, and 1,945,247 abstentions.

Shareholders at the meeting also approved the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan, as amended and restated effective January 25, 2002. There were 129,351,888 common shares voted for this amended and restated plan, 12,277,278 voted against this plan, and 2,046,578 abstentions.

In lieu of the annual meeting of shareholders of CG&E, a resolution was duly adopted via unanimous written consent of Cinergy Corp., CG&E's sole shareholder, effective May 1, 2002, electing the following members to the Board of Directors for one-year terms expiring in 2003:

  James E. Rogers
  R. Foster Duncan
  James L. Turner

The annual meeting of shareholders of PSI was held on May 2, 2002, in Indianapolis, Indiana. Proxies were not solicited for the annual meeting. Cinergy Corp. owns all of the 53,913,701 outstanding shares, representing a like number of votes, of the common stock of PSI. By unanimous vote, the following members to the Board of Directors were re-elected at the annual meeting for one-year terms expiring in 2003:

  Michael G. Browning
  James E. Rogers
  Larry E. Thomas

None of the 651,099 outstanding shares, representing 423,441 votes, of the preferred stock of PSI, were present or voted at the annual meeting.

TOC

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The documents listed below are being filed or have previously been filed on behalf of Cinergy Corp., CG&E, PSI, and ULH&P and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

--------------------------------------------------------------------------------
  Exhibit                                                       Previously Filed
Designation     Registrant            Nature of Exhibit          as Exhibit to:
--------------------------------------------------------------------------------

 3(ii)(a)       Cinergy Corp. Amended By-Laws of Cinergy Corp.
                              effective as of May 2, 2002

   10-yy        Cinergy Corp. Amendment to the Amended and Restated
                              Separation and Retirement Agreement and
                              Waiver and Release of Liability, between
                              Cinergy Corp. and Larry E. Thomas.

--------------------------------------------------------------------------------

        (b) The following reports on Form 8-K were filed during the quarter or prior to the filing of the Form 10-Q for the quarter ended March 31, 2002.

-------------------- -----------------------------------------------------------
   Date of Report             Registrant                        Item Filed

 February 19, 2002   Cinergy Corp., CG&E,   Item 7.  Financial Statements
                     PSI, and ULH&P                    and Exhibits

 April 30, 2002      Cinergy Corp., CG&E,   Item 4.  Changes in Registrant's
                     PSI, and ULH&P                    Certifying Accountant

-------------------- -----------------------------------------------------------
TOC

SIGNATURES

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), PSI Energy, Inc. (PSI), and The Union Light, Heat and Power Company (ULH&P) believe that the disclosures are adequate to make the information presented not misleading. In the opinion of Cinergy Corp., CG&E, PSI, and ULH&P, these statements reflect all adjustments (which include normal, recurring adjustments) necessary to reflect the results of operations for the respective periods. The unaudited statements are subject to such adjustments as the annual audit by independent public accountants may disclose to be necessary.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed by an officer and the chief accounting officer on their behalf by the undersigned thereunto duly authorized.

                                               CINERGY CORP.
                                   THE CINCINNATI GAS & ELECTRIC COMPANY
                                              PSI ENERGY, INC.
                                  THE UNION LIGHT, HEAT AND POWER COMPANY
                                  ---------------------------------------
                                                 Registrants

Date:  May 13, 2002                         /s/   Bernard F. Roberts
                                         ---------------------------------------
                                                  Bernard F. Roberts
                                                  Duly Authorized Officer
                                                            and
                                                  Chief Accounting Officer
TOC