Form 10-Q
period 2002-06-30
CINCINNATI GAS & ELECTRIC CO; CINERGY CORP; UNION LIGHT HEAT & POWER CO; PSI ENERGY INC
filed 2002-08-13
CIK 20290, 899652, 100858, 81020

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

        (X)      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002
or
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

As of July 31, 2002, shares of common stock outstanding for each registrant were as listed:

         Registrant                                 Description                            Shares
         ----------                                 -----------                            ------

Cinergy Corp.                               Par value $.01 per share                     167,660,585

The Cincinnati Gas & Electric Company       Par value $8.50 per share                     89,663,086

PSI Energy, Inc.                            Without par value, stated value $.01 per
                                            share                                         53,913,701

The Union Light, Heat and Power Company     Par value $15.00 per share                       585,333

                             TABLE OF CONTENTS
  Item
 Number
 ------
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
                      Introduction
                      Organization
                      Liquidity and Capital Resources
                      2002 Quarterly Results of Operations - Historical
                      2002 Year to Date Results of Operations - Historical
                      Results of Operations - Future

   3         Quantitative and Qualitative Disclosures About Market Risk

                         PART II OTHER INFORMATION

   1         Legal Proceedings

   6         Exhibits and Reports on Form 8-K

             Signatures

                                                      CINERGY CORP.
                                              CONSOLIDATED STATEMENTS OF INCOME

                                                                  Quarter Ended                 Year to Date
                                                                     June 30                      June 30
                                                                  2002        2001          2002           2001
                                                                  ----        ----          ----           ----
                                                                 (dollars in thousands, except per share amounts)
                                                                                        (unaudited)

 Operating Revenues
    Electric                                                  $1,340,370    $2,405,463    $2,623,794     $4,298,921
    Gas                                                        1,116,953     1,236,779     2,020,214      3,050,601
    Other                                                         22,700        22,096        39,778         40,118
                                                                  ------        ------        ------         ------
          Total Operating Revenues                             2,480,023     3,664,338     4,683,786      7,389,640

 Operating Expenses
    Fuel and purchased and exchanged power                       758,673     1,877,861     1,486,220      3,242,515
    Gas purchased                                              1,076,315     1,195,668     1,899,392      2,906,278
    Operation and maintenance                                    342,341       267,065       607,792        516,555
    Depreciation                                                 100,947        92,203       200,431        180,767
    Taxes other than income taxes                                 64,247        53,409       136,669        116,501
                                                                  ------        ------       -------        -------
          Total Operating Expenses                             2,342,523     3,486,206     4,330,504      6,962,616

 Operating Income                                                137,500       178,132       353,282        427,024

 Equity in Earnings (Losses) of Unconsolidated Subsidiaries         (159)        2,072         4,708            833
 Miscellaneous - Net                                              (3,100)       13,173        (4,147)         8,479
 Interest                                                         61,243        68,067       122,871        131,617
 Preferred Dividend Requirement of Subsidiary Trust                5,968             -        11,881              -

 Income Before Taxes                                              67,030       125,310       219,091        304,719

 Income Taxes                                                     21,189        41,485        76,664         99,789
 Preferred Dividend Requirements of Subsidiaries                     858           858         1,716          1,716
                                                                     ---           ---         -----          -----
 Net Income                                                   $   44,983    $   82,967    $  140,711     $  203,214
                                                              ==========    ==========    ==========     ==========

 Average Common Shares Outstanding                               167,330       159,061       165,821        159,025

 Earnings Per Common Share (Note 9)
    Net Income                                                $     0.27    $     0.51    $     0.85     $     1.27

 Earnings Per Common Share - Assuming Dilution (Note 9)
    Net Income                                                $     0.26    $     0.51    $     0.84     $     1.26

 Dividends Declared Per Common Share                          $     0.45    $     0.45    $     0.90     $     0.90

 The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
TOC

                                                             CINERGY CORP.
                                                      CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                            June 30       December 31
                                                                             2002             2001
                                                                             ----             ----
                                                                            (dollars in thousands)
                                                                                  (unaudited)

Current Assets
   Cash and cash equivalents                                             $    99,777     $   111,067
   Restricted deposits                                                         9,180           8,055
   Notes receivable (Note 5)                                                 137,943          31,173
   Accounts receivable less accumulated provision for doubtful accounts
   of $17,405 at June 30, 2002, and $35,580 at December 31, 2001 (Note 5)  1,359,795       1,123,214
   Materials, supplies, and fuel - at average cost                           283,358         240,812
   Energy risk management current assets (Note 1(c))                         375,131         449,397
   Prepayments and other                                                     111,150         110,311
                                                                             -------         -------
                  Total Current Assets                                     2,376,334       2,074,029

Property, Plant, and Equipment - at Cost
   Utility plant in service                                                8,222,639       8,089,961
   Construction work in progress                                             574,550         464,560
                                                                             -------         -------
         Total Utility Plant                                               8,797,189       8,554,521
   Non-regulated property, plant, and equipment                            4,648,959       4,527,994
   Accumulated depreciation                                                5,002,838       4,845,620
                                                                           ---------       ---------
                  Net Property, Plant, and Equipment                       8,443,310       8,236,895

Other Assets
   Regulatory assets                                                       1,002,608       1,015,863
   Investments in unconsolidated subsidiaries                                348,455         339,059
   Energy risk management non-current assets (Note 1(c))                     150,070         134,445
   Other investments                                                         173,345         164,155
   Goodwill                                                                   54,539          53,587
   Other intangible assets                                                    21,269          22,250
   Other                                                                     233,398         259,530
                                                                             -------         -------
                  Total Other Assets                                       1,983,684       1,988,889

Total Assets                                                             $12,803,328     $12,299,813
                                                                         ===========     ===========

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.

                                                             CINERGY CORP.
                                                      CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                          June 30        December 31
                                                                           2002             2001
                                                                           ----             ----
                                                                           (dollars in thousands)
                                                                                (unaudited)

Current Liabilities
   Accounts payable                                                    $ 1,335,430      $ 1,029,173
   Accrued taxes                                                           205,903          195,976
   Accrued interest                                                         64,775           56,216
   Notes payable and other short-term obligations (Note 4)               1,091,257        1,155,786
   Long-term debt due within one year (Note 3)                             127,091          148,431
   Energy risk management current liabilities (Note 1(c))                  310,136          429,794
   Other                                                                   136,035          127,375
                                                                           -------          -------
                  Total Current Liabilities                              3,270,627        3,142,751

Non-Current Liabilities
   Long-term debt (Note 3)                                               3,611,340        3,596,730
   Deferred income taxes                                                 1,338,384        1,301,407
   Unamortized investment tax credits                                      122,834          127,385
   Accrued pension and other postretirement benefit costs                  478,583          438,962
   Energy risk management non-current liabilities (Note 1(c))              129,137          135,619
   Other                                                                   292,986          246,340
                                                                           -------          -------
                  Total Non-Current Liabilities                          5,973,264        5,846,443

Total Liabilities                                                        9,243,891        8,989,194

Preferred Trust Securities
   Company obligated, mandatorily redeemable, preferred trust securities
     of subsidiary, holding solely debt securities of the company          307,251          306,327

Cumulative Preferred Stock of Subsidiaries
   Not subject to mandatory redemption                                      62,829           62,833

Common Stock Equity (Note 2)
   Common stock - $.01 par value; authorized shares - 600,000,000;
     outstanding shares - 167,486,129 at June 30, 2002, and
     159,402,839 at December 31, 2001                                        1,675            1,594
   Paid-in capital                                                       1,861,689        1,619,659
   Retained earnings                                                     1,330,780        1,337,135
   Accumulated other comprehensive income (loss)                            (4,787)         (16,929)
                                                                            ------          -------
                  Total Common Stock Equity                              3,189,357        2,941,459

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholders' Equity                             $12,803,328      $12,299,813
                                                                       ===========      ===========

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
TOC

                                                             CINERGY CORP.
                                          CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCK EQUITY

                                                                                                      Accumulated       Total
                                                                                                         Other          Common
                                                                     Common   Paid-in      Retained   Comprehensive     Stock
                                                                      Stock   Capital      Earnings   Income/(Loss)     Equity
                                                                      -----   -------      --------   -------------     ------
                                                                                         (dollars in thousands)
                                                                                              (unaudited)

Quarter Ended June 30, 2002

Balance at April 1, 2002                                             $1,669  $1,839,338  $1,360,989    $(19,188)    $3,182,808
Comprehensive income:
   Net income                                                                                44,983                     44,983
   Other comprehensive income (loss), net of tax effect of
   ($7,772)
     Foreign currency translation adjustment (Note 1(g))                                                 16,897         16,897
     Unrealized gain (loss) on investment trusts                                                           (583)          (583)
     Cash flow hedges (Note 1(b))                                                                        (1,913)        (1,913)
                                                                                                                        ------
   Total comprehensive income                                                                                           59,384

Issuance of 660,033 shares of common stock - net                          6      19,518                                 19,524
Dividends on common stock ($.45 per share)                                                  (75,200)                   (75,200)
Other                                                                             2,833           8                      2,841
                                                                     ------       -----      ------      ------          -----

Ending balance at June 30, 2002                                      $1,675  $1,861,689  $1,330,780    $ (4,787)    $3,189,357
                                                                     ======  ==========  ==========    ========     ==========

 Quarter Ended June 30, 2001

Balance at April 1, 2001                                             $1,590  $1,619,366  $1,229,552    $(15,356)    $2,835,152
Comprehensive income:
   Net income                                                                                82,967                     82,967
   Other comprehensive income (loss), net of tax effect of $2,161
     Foreign currency translation adjustment                                                             (3,401)        (3,401)
     Unrealized gain (loss) on investment trusts                                                            540            540
     Minimum pension liability adjustment                                                                   (23)           (23)
     Cash flow hedges (Note 1(b))                                                                         1,313          1,313
                                                                                                                         -----
   Total comprehensive income                                                                                           81,396

Issuance of 86,522 shares of common stock - net                           1       2,865                                  2,866
Treasury shares purchased                                                        (7,824)                                (7,824)
Treasury shares reissued                                                          5,622                                  5,622
Dividends on common stock ($.45 per share)                                                  (71,555)                   (71,555)
Other                                                                             3,429        (203)                     3,226
                                                                      -----       -----        ----       -----          -----

Ending balance at June 30, 2001                                      $1,591  $1,623,458  $1,240,761    $(16,927)    $2,848,883
                                                                     ======  ==========  ==========    ========     ==========

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

                                                                                                     Accumulated        Total
                                                                                                       Other           Common
                                                                     Common      Paid-in   Retained Comprehensive       Stock
                                                                      Stock      Capital   Earnings  Income/(Loss)     Equity
                                                                                          (dollars in thousands)
                                                                                               (unaudited)

Six Months Ended June 30, 2002

Balance at January 1, 2002                                           $1,594  $1,619,659  $1,337,135    $(16,929)    $2,941,459
Comprehensive income:
   Net income                                                                               140,711                    140,711
   Other comprehensive income (loss), net of tax effect of
   ($4,622)
     Foreign currency translation adjustment (Note 1(g))                                                 15,313         15,313
     Unrealized gain (loss) on investment trusts                                                         (1,634)        (1,634)
     Minimum pension liability adjustment                                                                   136            136
     Cash flow hedges (Note 1(b))                                                                        (1,673)        (1,673)
                                                                                                                        ------
   Total comprehensive income                                                                                          152,853

Issuance of 8,083,290 shares of common stock - net                      81      235,412                                235,493
Dividends on common stock ($.90 per share)                                                 (147,082)                  (147,082)
Other                                                                             6,618          16                      6,634
                                                                      ------      -----          --      ------          -----

Ending balance at June 30, 2002                                      $1,675  $1,861,689  $1,330,780    $ (4,787)    $3,189,357
                                                                     ======  ==========  ==========    ========     ==========

 Six Months Ended June 30, 2001

Balance at January 1, 2001                                           $1,590  $1,619,153  $1,179,113    $(10,895)    $2,788,961
Comprehensive income:
   Net income                                                                               203,214                    203,214
   Other comprehensive income (loss), net of tax effect of $1,344
     Foreign currency translation adjustment                                                             (2,705)        (2,705)
     Unrealized gain (loss) on investment trusts                                                           (143)          (143)
     Cumulative effect of change in accounting principle                                                 (2,500)        (2,500)
     Minimum pension liability adjustment                                                                    68             68
     Cash flow hedges (Note 1(b))                                                                          (752)          (752)
                            -                                                                                             ----
   Total comprehensive income                                                                                          197,182

Issuance of 120,392 shares of common stock - net                         1         3,691                                 3,692
Treasury shares purchased                                                       (10,015)                               (10,015)
Treasury shares reissued                                                          6,000                                  6,000
Dividends on common stock ($.90 per share)                                                 (143,096)                  (143,096)
Other                                                                             4,629       1,530                      6,159
                                                                      ------      -----       -----      ------          -----

Ending balance at June 30, 2001                                      $1,591  $1,623,458  $1,240,761    $(16,927)    $2,848,883
                                                                     ======  ==========  ==========    ========     ==========

The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
TOC

                                                             CINERGY CORP.
                                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                        Year to Date
                                                                                          June 30
                                                                                     2002          2001
                                                                                     ----          ----
                                                                                   (dollars in thousands)
                                                                                        (unaudited)

        Operating Activities
           Net income                                                             $  140,711     $ 203,214
           Items providing or (using) cash currently:
             Depreciation                                                            200,431       180,767
             Change in net position of energy risk management activities             (54,030)      (50,245)
             Deferred income taxes and investment tax credits - net                   20,779        13,886
             Equity in earnings of unconsolidated subsidiaries                        (4,708)         (833)
             Allowance for equity funds used during construction                      (7,167)       (3,219)
             Regulatory assets deferrals                                             (43,403)      (40,924)
             Regulatory assets amortization                                           53,288        61,849
             Accrued pension and other postretirement benefit costs                   39,621        18,789
             Changes in current assets and current liabilities:
                 Restricted deposits                                                  (1,125)         (882)
                 Accounts and notes receivable                                      (298,692)     (234,953)
                 Materials, supplies, and fuel                                       (46,196)      (47,346)
                 Prepayments                                                          (6,240)     (111,830)
                 Accounts payable                                                    316,561       299,060
                 Accrued taxes and interest                                           18,486       (19,903)
             Other items - net                                                        59,854       (25,768)
                                                                                      ------       -------

                          Net cash provided by (used in) operating activities        388,170       241,662

        Financing Activities
           Change in short-term debt                                                 (64,529)      524,479
           Issuance of long-term debt                                                 20,125       372,476
           Redemption of long-term debt                                              (33,423)      (37,090)
           Retirement of preferred stock of subsidiaries                                  (2)            -
           Issuance of common stock                                                  235,493         3,692
           Dividends on common stock                                                (147,082)     (143,096)
                                                                                    --------      --------

                          Net cash provided by (used in) financing activities         10,582       720,461

        Investing Activities
           Construction expenditures (less allowance for equity funds used during
             construction)                                                          (394,047)     (376,917)
           Acquisitions and other investments                                        (15,995)     (545,056)
                                                                                     -------      --------

                          Net cash provided by (used in) investing activities       (410,042)     (921,973)

        Net increase (decrease) in cash and cash equivalents                         (11,290)       40,150

        Cash and cash equivalents at beginning of period                             111,067        93,054
                                                                                     -------        ------

        Cash and cash equivalents at end of period                                $   99,777     $ 133,204

        Supplemental Disclosure of Cash Flow Information
           Cash paid during the period for:
                Interest (net of amount capitalized)                              $  119,766     $ 130,570
                Income taxes                                                      $   32,083     $  47,384

        The accompanying notes as they relate to Cinergy Corp. are an integral part of these consolidated financial statements.
TOC

                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                       CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                                         Quarter Ended                  Year to Date
                                                                            June 30                        June 30
                                                                      2002           2001            2002           2001
                                                                      ----           ----            ----           ----
                                                                                    (dollars in thousands)
                                                                                          (unaudited)

           Operating Revenues
              Electric                                              $  866,450     $1,203,140     $1,502,336      $2,144,949
              Gas                                                       56,008         79,407        235,617         404,500
                                                                        ------         ------        -------         -------
                    Total Operating Revenues                           922,458      1,282,547      1,737,953       2,549,449

           Operating Expenses
              Fuel and purchased and exchanged power                   564,329        920,960        909,344       1,590,704
              Gas purchased                                             24,471         51,555        132,439         289,846
              Operation and maintenance                                138,341        120,770        244,196         232,395
              Depreciation                                              48,892         46,656         97,052          92,263
              Taxes other than income taxes                             45,719         44,597         99,205          91,968
                                                                        ------         ------         ------          ------
                    Total Operating Expenses                           821,752      1,184,538      1,482,236       2,297,176

           Operating Income                                            100,706         98,009        255,717         252,273

           Miscellaneous - Net                                           3,566            672           (138)         (1,732)
           Interest                                                     21,774         26,487         44,629          53,883

           Income Before Taxes                                          82,498         72,194        210,950         196,658

           Income Taxes                                                 29,828         22,793         80,695          65,682
                                                                        ------         ------         ------          ------

           Net Income                                               $   52,670     $   49,401     $  130,255      $  130,976

           Preferred Dividend Requirement                                  212            212            423             423
                                                                           ---            ---            ---             ---

           Net Income Applicable to Common Stock                    $   52,458     $   49,189     $  129,832      $  130,553
                                                                    ==========     ==========     ==========      ==========

           Net Income                                               $   52,670     $   49,401     $  130,255      $  130,976

           Other Comprehensive Income (Loss), Net of Tax Effect         (1,913)         1,255         (2,085)         (2,660)
                                                                        ------          -----         ------          ------

           Comprehensive Income                                     $   50,757     $   50,656     $  128,170      $  128,316
                                                                    ==========     ==========     ==========      ==========

           The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.
TOC

                                                 THE CINCINNATI GAS & ELECTRIC COMPANY
                                                      CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                           June 30       December 31
                                                                             2002            2001
                                                                             ----            ----
                                                                            (dollars in thousands)
                                                                                 (unaudited)

Current Assets
   Cash and cash equivalents                                              $    9,461      $    9,074
   Restricted deposits                                                         4,304           3,540
   Notes receivable from affiliated companies (Note 5)                        75,414               -
   Accounts receivable less accumulated provision for doubtful accounts
   of $5,877 at June 30, 2002, and $25,874 at December 31, 2001 (Note 5)     522,965         332,970
   Accounts receivable from affiliated companies                               1,762          12,112
   Materials, supplies, and fuel - at average cost                           113,607         138,119
   Energy risk management current assets (Note 1(c))                          40,240          44,360
   Prepayments and other                                                      15,358          13,087
                                                                              ------          ------
                  Total Current Assets                                       783,111         553,262

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                                              2,042,387       2,000,595
     Gas                                                                     946,932         926,381
     Common                                                                  242,595         253,978
                                                                             -------         -------
         Total Utility Plant In Service                                    3,231,914       3,180,954
   Construction work in progress                                              98,352          96,247
                                                                              ------          ------
         Total Utility Plant                                               3,330,266       3,277,201
   Non-regulated property, plant, and equipment                            3,387,119       3,314,285
   Accumulated depreciation                                                2,634,746       2,555,639
                                                                           ---------       ---------
                  Net Property, Plant, and Equipment                       4,082,639       4,035,847

Other Assets
   Regulatory assets                                                         601,087         592,491
   Energy risk management non-current assets (Note 1(c))                      49,593          48,982
   Other investments                                                           1,082           1,080
   Other                                                                     113,441         128,082
                                                                             -------         -------
                  Total Other Assets                                         765,203         770,635

Total Assets                                                              $5,630,953      $5,359,744
                                                                          ==========      ==========

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.

                      THE CINCINNATI GAS & ELECTRIC COMPANY
                           CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                    June 30       December 31
                                                                      2002            2001
                                                                      ----            ----
                                                                     (dollars in thousands)
                                                                          (unaudited)

Current Liabilities
   Accounts payable                                                $  583,061     $  352,450
   Accounts payable to affiliated companies                            44,215         30,419
   Accrued taxes                                                      137,467        116,616
   Accrued interest                                                    19,523         16,570
   Notes payable and other short-term obligations (Note 4)            196,100        196,100
   Notes payable to affiliated companies (Note 4)                     379,749        444,801
   Long-term debt due within one year                                 100,000        100,000
   Energy risk management current liabilities (Note 1(c))              16,863         23,341
   Other                                                               37,803         33,217
                                                                       ------         ------
                  Total Current Liabilities                         1,514,781      1,313,514

Non-Current Liabilities
   Long-term debt                                                   1,105,497      1,105,333
   Deferred income taxes                                              802,188        779,295
   Unamortized investment tax credits                                  88,332         91,246
   Accrued pension and other postretirement benefit costs             171,985        165,326
   Energy risk management non-current liabilities (Note 1(c))          32,131         41,773
   Other                                                              122,369        105,681
                                                                      -------        -------
                  Total Non-Current Liabilities                     2,322,502      2,288,654

Total Liabilities                                                   3,837,283      3,602,168

Cumulative Preferred Stock
   Not subject to mandatory redemption                                 20,486         20,486

Common Stock Equity
   Common stock - $8.50 par value; authorized shares -
     120,000,000; outstanding shares - 89,663,086 at June 30,
     2002, and December 31, 2001                                      762,136        762,136
   Paid-in capital                                                    571,926        571,926
   Retained earnings                                                  446,885        408,706
   Accumulated other comprehensive income (loss)                       (7,763)        (5,678)
                                                                       ------         ------
                  Total Common Stock Equity                         1,773,184      1,737,090

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder's Equity                         $5,630,953     $5,359,744
                                                                   ==========     ==========

The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.
TOC

                                       THE CINCINNATI GAS & ELECTRIC COMPANY
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year to Date
                                                                                     June 30
                                                                               2002           2001
                                                                               ----           ----
                                                                             (dollars in thousands)
                                                                                   (unaudited)

  Operating Activities
     Net income                                                            $ 130,255       $ 130,976
     Items providing or (using) cash currently:
       Depreciation                                                           97,052          92,263
       Deferred income taxes and investment tax credits - net                 21,393           3,170
       Change in net position of energy risk management activities            (5,840)        (14,190)
       Allowance for equity funds used during construction                       480            (941)
       Regulatory assets deferrals                                           (28,195)        (29,102)
       Regulatory assets amortization                                         17,951          29,077
       Accrued pension and other postretirement benefit costs                  6,659            (205)
       Changes in current assets and current liabilities:
           Restricted deposits                                                  (764)           (925)
           Accounts and notes receivable                                    (219,100)       (167,878)
           Materials, supplies, and fuel                                      24,512         (10,059)
           Prepayments                                                        (4,318)         (6,802)
           Accounts payable                                                  244,530         173,649
           Accrued taxes and interest                                         23,804         (23,481)
       Other items - net                                                       6,255         (17,117)
                                                                               -----         -------

                    Net cash provided by (used in) operating activities      314,674         158,435

  Financing Activities
     Change in short-term debt, including net affiliate notes                (65,629)        128,702
     Dividends on preferred stock                                               (349)           (339)
     Dividends on common stock                                               (91,653)       (143,086)
                                                                             -------        --------

                    Net cash provided by (used in) financing activities     (157,631)        (14,723)

  Investing Activities
     Construction expenditures (less allowance for equity funds used
     during construction)                                                   (156,655)       (151,363)
     Other Investments                                                            (1)              -
                                                                             -------         -------

                    Net cash provided by (used in) investing activities     (156,656)       (151,363)

  Net increase (decrease) in cash and cash equivalents                           387          (7,651)

  Cash and cash equivalents at beginning of period                             9,074          20,637
                                                                               -----          ------

  Cash and cash equivalents at end of period                               $   9,461       $  12,986
                                                                           =========       =========

  Supplemental Disclosure of Cash Flow Information
     Cash paid during the period for:
          Interest (net of amount capitalized)                             $  40,504       $  48,298
          Income taxes                                                     $  15,495       $  28,753

  The accompanying notes as they relate to The Cincinnati Gas & Electric Company are an integral part of these consolidated financial statements.
TOC

                                                     PSI ENERGY, INC.
                                CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

                                                             Quarter Ended             Year to Date
                                                                June 30                  June 30
                                                           2002       2001         2002         2001
                                                           ----       ----         ----         ----
                                                                          (dollars in thousands)
                                                                               (unaudited)

  Operating Revenues
     Electric                                           $467,428    $1,189,518   $1,097,272   $ 2,114,126

  Operating Expenses
     Fuel and purchased and exchanged power              217,356       973,013      603,848     1,670,168
     Operation and maintenance                           142,549       105,278      257,628       196,140
     Depreciation                                         38,380        37,202       76,128        73,995
     Taxes other than income taxes                        17,149         7,551       33,546        22,535
                                                          ------         -----       ------        ------
           Total Operating Expenses                      415,434     1,123,044      971,150     1,962,838

  Operating Income                                        51,994        66,474      126,122       151,288

  Miscellaneous - Net                                      4,370         7,330        9,721         5,560
  Interest                                                17,789        20,597       37,080        38,537

  Income Before Taxes                                     38,575        53,207       98,763       118,311

  Income Taxes                                             8,861        18,990       30,966        42,662
                                                           -----        ------       ------        ------

  Net Income                                            $ 29,714    $   34,217   $   67,797   $    75,649

  Preferred Dividend Requirement                             646           646        1,293         1,293
                                                             ---           ---        -----         -----

  Net Income Applicable to Common Stock                 $ 29,068    $   33,571   $   66,504   $    74,356

  Net Income                                            $ 29,714    $   34,217   $   67,797   $    75,649

  Other Comprehensive Income (Loss), Net of Tax Effect      (471)          338         (968)         (127)
                                                            ----           ---         ----          ----

  Comprehensive Income                                  $ 29,243    $   34,555   $   66,829   $    75,522
                                                        ========    ==========   ==========   ===========

  The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.
TOC

                                                PSI ENERGY, INC.
                                           CONSOLIDATED BALANCE SHEETS

ASSETS
                                                                              June 30       December 31
                                                                                2002            2001
                                                                                ----            ----
                                                                               (dollars in thousands)
                                                                                    (unaudited)

Current Assets
   Cash and cash equivalents                                                 $    1,365     $    1,587
   Restricted deposits                                                              521            519
   Notes receivable from affiliated companies (Note 5)                           59,036        444,801
   Accounts receivable less accumulated provision for doubtful accounts of
     $5,491 at June 30, 2002, and $6,773 at December 31, 2001 (Note 5)          176,270        336,994
   Accounts receivable from affiliated companies                                 16,547         10,470
   Materials, supplies, and fuel - at average cost                              124,314         87,661
   Energy risk management current assets (Note 1(c))                             25,844         28,201
   Prepayments and other                                                         42,748         41,041
                                                                                 ------         ------
                  Total Current Assets                                          446,645        951,274

Property, Plant, and Equipment - at Cost
   Utility plant in service                                                   4,990,725      4,909,007
   Construction work in progress                                                476,198        368,313
                                                                                -------        -------
         Total Utility Plant                                                  5,466,923      5,277,320
   Accumulated depreciation                                                   2,268,475      2,216,908
                                                                              ---------      ---------
                  Net Property, Plant, and Equipment                          3,198,448      3,060,412

Other Assets
   Regulatory assets                                                            401,521        423,372
   Energy risk management non-current assets (Note 1(c))                         30,789         30,164
   Other investments                                                             59,454         57,633
   Other                                                                         29,132         47,927
                                                                                 ------         ------
                  Total Other Assets                                            520,896        559,096

Total Assets                                                                 $4,165,989     $4,570,782
                                                                             ==========     ==========

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.

                                              PSI ENERGY, INC.
                                         CONSOLIDATED BALANCE SHEETS

LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                             June 30     December 31
                                                                              2002           2001
                                                                              ----           ----
                                                                             (dollars in thousands)
                                                                                   (unaudited)

Current Liabilities
   Accounts payable                                                        $  238,160    $  312,707
   Accounts payable to affiliated companies                                    35,614        27,370
   Accrued taxes                                                              136,853       102,317
   Accrued interest                                                            25,790        23,760
   Notes payable and other short-term obligations (Note 4)                    159,600       148,600
   Notes payable to affiliated companies (Note 4)                              44,268       422,263
   Long-term debt due within one year (Note 3)                                    979        23,000
   Energy risk management current liabilities (Note 1(c))                      14,376        23,185
   Other                                                                       44,654        41,695
                                                                               ------        ------
                  Total Current Liabilities                                   700,294     1,124,897

Non-Current Liabilities
   Long-term debt (Note 3)                                                  1,324,247     1,325,089
   Deferred income taxes                                                      479,183       486,694
   Unamortized investment tax credits                                          34,502        36,139
   Accrued pension and other postretirement benefit costs                     164,722       154,799
   Energy risk management non-current liabilities (Note 1(c))                  33,182        41,773
   Other                                                                       81,632        63,557
                                                                               ------        ------
                  Total Non-Current Liabilities                             2,117,468     2,108,051

Total Liabilities                                                           2,817,762     3,232,948

Cumulative Preferred Stock
   Not subject to mandatory redemption                                         42,343        42,347

Common Stock Equity
   Common stock - without par value; $.01 stated value; authorized shares - 60,000,000; outstanding shares - 53,913,701 at June 30, 2002,
     and December 31, 2001                                                        539           539
   Paid-in capital                                                            416,414       416,414
   Retained earnings                                                          891,494       880,129
   Accumulated other comprehensive income (loss)                               (2,563)       (1,595)
                                                                               ------        ------
                  Total Common Stock Equity                                 1,305,884     1,295,487

Commitments and Contingencies (Note 7)

Total Liabilities and Shareholder's Equity                                 $4,165,989       $4,570,782
                                                                           ==========       ==========

The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.
TOC

                                                PSI ENERGY, INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Year to Date
                                                                                          June 30
                                                                                   2002            2001
                                                                                   ----            ----
                                                                                  (dollars in thousands)
                                                                                        (unaudited)

      Operating Activities
         Net income                                                             $   67,797      $   75,649
         Items providing or (using) cash currently:
           Depreciation                                                             76,127          73,995
           Deferred income taxes and investment tax credits - net                   (8,881)         11,735
           Change in net position of energy risk management activities                 603         (14,190)
           Allowance for equity funds used during construction                      (7,647)         (2,278)
           Regulatory assets deferrals                                             (15,208)        (11,822)
           Regulatory assets amortization                                           35,337          32,772
           Accrued pension and other postretirement benefit costs                    9,923           6,464
           Changes in current assets and current liabilities:
               Restricted deposits                                                      (2)           (673)
               Accounts and notes receivable                                       120,198        (256,287)
               Materials, supplies, and fuel                                       (36,653)        (38,476)
               Prepayments                                                          (4,589)         (2,103)
               Accounts payable                                                    (66,185)        270,514
               Accrued taxes and interest                                           36,566           9,643
           Other items - net                                                        (1,792)        (19,894)
                                                                                    ------         -------

                        Net cash provided by (used in) operating activities        205,594         135,049

      Financing Activities
         Change in short-term debt, including net affiliate notes                   77,806        (229,562)
         Issuance of long-term debt                                                      -         322,471
         Redemption of long-term debt                                              (23,000)        (19,825)
         Retirement of preferred stock                                                  (2)              -
         Dividends on preferred stock                                               (1,293)         (1,294)
         Dividends on common stock                                                 (55,138)              -
                                                                                   -------         -------

                        Net cash provided by (used in) financing activities         (1,627)         71,790

      Investing Activities
         Construction expenditures (less allowance for equity funds used
         during construction)                                                     (201,852)       (193,691)
         Other investments                                                          (2,337)         (4,859)
                                                                                    ------          ------

                        Net cash provided by (used in) investing activities       (204,189)       (198,550)

      Net increase (decrease) in cash and cash equivalents                            (222)          8,289

      Cash and cash equivalents at beginning of period                               1,587           1,311
                                                                                     -----           -----

      Cash and cash equivalents at end of period                                $    1,365      $    9,600
                                                                                ==========      ==========

      Supplemental Disclosure of Cash Flow Information
         Cash paid during the period for:
              Interest (net of amount capitalized)                              $   43,131      $   43,758
              Income taxes                                                      $   15,400      $   20,261

      The accompanying notes as they relate to PSI Energy, Inc. are an integral part of these consolidated financial statements.
TOC

                                                 THE UNION LIGHT, HEAT AND POWER COMPANY
                                                          STATEMENTS OF INCOME

                                                                     Quarter Ended        Year to Date
                                                                        June 30              June 30
                                                                   2002        2001     2002        2001
                                                                   ----        ----     ----        ----
                                                                             (dollars in thousands)
                                                                                   (unaudited)

       Operating Revenues
          Electric                                               $55,136    $62,260    $106,993   $116,862
          Gas                                                     11,016     13,608      46,220     72,770
                                                                  ------     ------      ------     ------
                Total Operating Revenues                          66,152     75,868     153,213    189,632

       Operating Expenses
          Electricity purchased from parent company for resale    37,808     34,523      74,646     71,367
          Gas purchased                                            5,311      8,324      28,200     51,236
          Operation and maintenance                               13,928      8,954      23,380     18,201
          Depreciation                                             4,512      4,239       8,732      8,404
          Taxes other than income taxes                            1,167      1,155       2,368      2,262
                                                                   -----      -----       -----      -----
                Total Operating Expenses                          62,726     57,195     137,326    151,470

       Operating Income                                            3,426     18,673      15,887     38,162

       Miscellaneous - Net                                           962       (144)     (4,206)      (613)
       Interest                                                    1,452      1,550       2,957      3,243

       Income Before Taxes                                         2,936     16,979       8,724     34,306

       Income Taxes                                                  944      5,968       2,848      9,440
                                                                     ---      -----       -----      -----

       Net Income                                                $ 1,992    $11,011    $  5,876   $ 24,866
                                                                 =======    =======    ========   ========

       The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.
TOC

                                  THE UNION LIGHT, HEAT AND POWER COMPANY
                                              BALANCE SHEETS

ASSETS                                                                       June 30   December 31
                                                                               2002        2001
                                                                               ----        ----
                                                                              (dollars in thousands)
                                                                                   (unaudited)

Current Assets
   Cash and cash equivalents                                                $  2,261   $  4,099
   Notes receivable from affiliate companies (Note 5)                         15,728          -
   Accounts receivable less accumulated provision for doubtful accounts of
     $30 at June 30, 2002, and $1,196 at December 31, 2001 (Note 5)              344     16,785
   Accounts receivable from affiliated companies                                 165      2,401
   Materials, supplies, and fuel - at average cost                             7,075     10,835
   Prepayments and other                                                         632        300
                                                                                 ---        ---
                  Total Current Assets                                        26,205     34,420

Property, Plant, and Equipment - at Cost
   Utility plant in service
     Electric                                                                253,846    248,223
     Gas                                                                     202,590    197,301
     Common                                                                   32,631     50,289
                                                                              ------     ------
         Total Utility Plant In Service                                      489,067    495,813
   Construction work in progress                                              13,914     11,004
                                                                              ------     ------
         Total Utility Plant                                                 502,981    506,817
   Accumulated depreciation                                                  183,834    178,567
                                                                             -------    -------
                  Net Property, Plant, and Equipment                         319,147    328,250

Other Assets
   Regulatory assets                                                           4,379      7,838
   Other investments                                                              23          2
   Other                                                                      16,334      6,580
                                                                              ------      -----
                  Total Other Assets                                          20,736     14,420

Total Assets                                                                $366,088   $377,090
                                                                            ========   ========

The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.

                                    THE UNION LIGHT, HEAT AND POWER COMPANY
                                                BALANCE SHEETS

  LIABILITIES AND SHAREHOLDER'S EQUITY
                                                                            June 30    December 31
                                                                              2002         2001
                                                                              ----         ----
                                                                             (dollars in thousands)
                                                                                  (unaudited)

  Current Liabilities
     Accounts payable                                                       $  4,676    $  7,960
     Accounts payable to affiliated companies                                 23,239      16,156
     Accrued taxes                                                             9,191       7,051
     Accrued interest                                                          1,287         643
     Notes payable to affiliated companies (Note 4)                                -      26,432
     Other                                                                     5,901       5,322
                                                                               -----       -----
                    Total Current Liabilities                                 44,294      63,564

  Non-Current Liabilities
     Long-term debt                                                           74,637      74,621
     Deferred income taxes                                                    28,328      28,323
     Unamortized investment tax credits                                        3,273       3,411
     Accrued pension and other postretirement benefit costs                   14,246      13,198
     Amounts due to customers - income taxes                                   7,148       7,148
     Other                                                                    18,758      14,622
                                                                              ------      ------
                    Total Non-Current Liabilities                            146,390     141,323

  Total Liabilities                                                          190,684     204,887

  Common Stock Equity
     Common stock - $15.00 par value; authorized shares - 1,000,000;
     outstanding shares - 585,333 at June 30, 2002, and December 31, 2001      8,780       8,780
     Paid-in capital                                                          21,111      21,111
     Retained earnings                                                       145,521     142,320
     Accumulated other comprehensive income (loss)                                (8)         (8)
                                                                                  --          --
                    Total Common Stock Equity                                175,404     172,203

  Commitments and Contingencies (Note 7)

  Total Liabilities and Shareholder's Equity                                $366,088    $377,090
                                                                            ========    ========

  The accompanying notes as they relate to The Union Light, Heat and Power Company are an integral part of these financial statements.
TOC

                                         THE UNION LIGHT, HEAT AND POWER COMPANY
                                                STATEMENTS OF CASH FLOWS

                                                                                 Year to Date
                                                                                    June 30
                                                                              2002           2001
                                                                              ----           ----
                                                                            (dollars in thousands)
                                                                                  (unaudited)

 Operating Activities
    Net income                                                             $  5,876        $ 24,866
    Items providing or (using) cash currently:
      Depreciation                                                            8,732           8,404
      Deferred income taxes and investment tax credits - net                   (132)          2,671
      Allowance for equity funds used during construction                      (259)            (37)
      Regulatory assets deferrals                                             4,435            (377)
      Regulatory assets amortization                                         (1,077)             68
      Accrued pension and other postretirement benefit costs                  1,048              44
      Changes in current assets and current liabilities:
          Accounts and notes receivable                                      14,063          21,274
          Materials, supplies, and fuel                                       3,760            (964)
          Prepayment                                                           (332)           (326)
          Accounts payable                                                    3,799         (18,316)
          Accrued taxes and interest                                          2,784           6,814
      Other items - net                                                       5,751         (10,779)
                                                                              -----         -------

                   Net cash provided by (used in) operating activities       48,448          33,342

 Financing Activities
    Change in short-term debt, including net affiliate notes                (32,024)        (15,838)
    Dividends on common stock                                                (2,675)         (4,829)
                                                                             ------          ------

                   Net cash provided by (used in) financing activities      (34,699)        (20,667)

 Investing Activities
    Construction expenditures (less allowance for equity funds used
    during construction)                                                    (15,567)        (14,709)
    Other investments                                                           (20)              -
                                                                             ------          ------

                   Net cash provided by (used in) investing activities      (15,587)        (14,709)

 Net increase (decrease) in cash and cash equivalents                        (1,838)         (2,034)

 Cash and cash equivalents at beginning of period                             4,099           6,460
                                                                              -----           -----

 Cash and cash equivalents at end of period                                $  2,261        $  4,426
                                                                           ========        ========

 Supplemental Disclosure of Cash Flow Information
    Cash paid during the period for:
         Interest (net of amount capitalized)                              $  2,170        $  3,129
         Income taxes                                                      $  2,386        $  3,939

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

We also use interest rate swaps (an agreement by two parties to exchange fixed-interest rate cash flows for floating-interest rate cash flows). Effective with our adoption of Statement 133 in the first quarter of 2001, we began accounting for all derivatives (including interest rate swaps) using fair value accounting, and we assess the effectiveness of any swaps used in hedging activities. At June 30, 2002, the fair value, and ineffectiveness, of instruments that we have classified as cash flow hedges of variable-rate debt instruments was not material. Reclassification of unrealized gains or losses on cash flow hedges of variable-rate debt instruments from other comprehensive income occurs as interest is accrued on the debt instrument. See Note 1(d)(iii) below for further discussion of Statement 133.

(c) Energy Marketing and Trading

We market and trade electricity, natural gas, coal, and other energy-related products. We designate transactions as accrual or trading at the time they are originated. Contracts are classified as accrual only when we (a) have the intent and projected ability to fulfill substantially all obligations from company-owned assets, and (b) meet the requirements to consider the contract a normal purchase or sale under Statement 133 (if a derivative), or meet the requirements to consider the contract non-trading under Emerging Issues Task Force (EITF) 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10) (if not a derivative under Statement 133). Such classification is generally limited to the sale of generation to third parties when it is not required to meet native load requirements (end-use customers within our public utility companies’ franchise service territory). All other energy contracts (excluding electric, coal, and gas purchase contracts for use in serving our native load requirements) are classified as trading. Gas trading is comprised of transactions for which gas is physically delivered to a customer (physical gas trading), as well as transactions that are financial in nature for which delivery rarely occurs (financial gas trading). Since Cinergy owns no gas production and has limited transmission capabilities, all gas transactions (other than procurement and sale of gas to The Cincinnati Gas & Electric Company (CG&E) and The Union Light, Heat and Power Company (ULH&P) retail customers) are considered trading whether physical or financial.

We account for accrual transactions by recognizing revenues and costs when the underlying commodity is delivered and trading transactions using the fair value method of accounting. Under the fair value method of accounting, unrealized trading transactions are shown at fair value in our Balance Sheets as Energy risk management assets and Energy risk management liabilities. We reflect unrealized gains and losses, resulting from changes in fair value, on a net basis in Operating Revenues. For physical gas trading and for all power trading, we recognize both revenues and costs on a gross basis in Operating Revenues and in Fuel and purchased and exchanged power and Gas purchased, respectively, when transactions are settled. For financial gas trading, realized gains and losses are recorded on a net basis in Operating Revenues when transactions are settled. In June 2002, the EITF reached consensuses on two issues in EITF Issue 02-3 Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3) related to disclosure of energy trading activities under EITF 98-10. The consensus requires significant changes in the revenue reporting policy effective with the beginning of the third quarter of 2002. See Note 1(d)(v) below for further discussion.

Although we intend to settle accrual contracts with company-owned assets, occasionally we settle these contracts with purchases on the open trading markets. The cost of these purchases could be in excess of the associated revenues. We recognize the gains or losses on these transactions as delivery occurs. Due to the infrequency of such settlements, both historical and projected, and the fact that physical settlement to the customer still occurs, we continue to apply the normal purchases and sales exemption to such physical contracts that constitute derivatives. Open market purchases may occur for the following reasons:

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

(d) Accounting Changes

     (i)        Business Combinations and Intangible Assets

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Statement 142 requires that goodwill be assessed for impairment upon adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards. This test must be applied at the “reporting unit” level, which is not permitted to be broader than the current business segments discussed in Note 8. Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002. The discontinuance of amortization of goodwill, which began in the first quarter of 2002, is not material to our financial position or results of operations. We have identified the reporting units for Cinergy and finalized the initial transition impairment test. Based on the result of this test, the transition impact of applying Statement 142 is not material to our financial position or results of operations. We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

     (ii)        Asset Retirement Obligations

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires fair value recognition of legal obligations to retire long-lived assets at the time the obligations are incurred. The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment. Subsequent to the initial recognition, the liability will be adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operation expense). Additional depreciation expense will be recorded prospectively for any property, plant, and equipment increases. We currently accrue costs of removal on many regulated, long-lived assets through depreciation expense, with a corresponding charge to accumulated depreciation, as allowed by each regulatory jurisdiction. For assets that we conclude have a retirement obligation under Statement 143, the accounting we currently use will be modified to comply with this standard. We will adopt Statement 143 in the first quarter of 2003. We have formed an implementation team and have begun to analyze the impact of this statement, but, at this time, we are unable to predict whether its implementation will be material to our financial position or results of operations.

     (iii)        Derivatives

During 1998, the FASB issued Statement 133. This standard was effective for Cinergy beginning in 2001, and requires us to record derivative instruments, which are not exempt under certain provisions of Statement 133, as assets or liabilities, measured at fair value (i.e., mark-to-market). Our financial statements reflect the adoption of Statement 133 in the first quarter of 2001. Since many of our derivatives were previously required to use fair value accounting, the effects of implementation were not material.

Our adoption did not reflect the potential impact of applying fair value accounting to selected electricity options and capacity contracts. We had not historically accounted for these instruments at fair value because they were intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB staff issued guidance on the application of the normal purchases and sales exemption to electricity contracts containing characteristics of options. While many of the criteria in this guidance are consistent with the existing guidance in Statement 133, some criteria were added. We adopted the new guidance in the third quarter of 2001, and the effects of implementation for these contracts were not material to our financial position or results of operations. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

In December 2001, the FASB staff revised the current guidance to make the evaluation of whether electricity contracts qualify as normal purchases and sales more qualitative than quantitative. This new guidance uses several factors to distinguish between capacity contracts, which qualify for the normal purchases and sales exemption, and options, which do not. These factors include deal tenor, pricing structure, specification of the source of power, and various other factors. Based on a review of existing contracts, we do not believe this revised guidance, which is effective in the third quarter of 2002, will have a material impact on our financial position or results of operations upon adoption. However, given our activity in energy trading, it could increase volatility in future results.

In October 2001, the FASB staff released final guidance on the applicability of the normal purchases and sales exemption to contracts that contain a minimum quantity (a forward component) and flexibility to take additional quantity at a fixed price (an option component). While this guidance was issued primarily to address optionality in fuel supply contracts, it applies to all derivatives (subject to certain exceptions for capacity contracts in electricity discussed in the previous paragraphs). This guidance concludes that such contracts are not eligible for the normal purchases and sales exemption due to the existence of optionality in the contract. We adopted this guidance in the second quarter of 2002, consistent with the transition provisions. Cinergy has certain contracts that contain fixed-price optionality, primarily coal contracts, which we reviewed to determine the impact of this new guidance. Due to a lack of liquidity with respect to coal markets in our region, we determined that our coal contracts do not meet the net settlement criteria of Statement 133 and thus do not qualify as derivatives. Given these conclusions, the results of applying this new guidance were not material to our financial position or results of operations. However, any coal transactions that constitute trading activities will continue to be accounted for at fair value pursuant to EITF 98-10.

In May 2002, the FASB issued an exposure draft that would amend Statement 133 to incorporate certain implementation conclusions reached by the FASB staff. The proposed effective date would be the first quarter of 2003. We do not believe the amendment as currently drafted, will have a material effect on our financial position or results of operations.

     (iv)        Asset Impairment

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (Statement 144). Statement 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 was effective beginning with the first quarter of 2002. The impact of implementation on our financial position or results of operations was not material.

     (v)        Energy Trading

The EITF has been discussing several issues related to the accounting and disclosure of energy trading activities under EITF 98-10. In June 2002, the EITF reached consensuses on two issues in EITF 02-3. First, a consensus was reached that all realized and unrealized gains and losses on energy trading contracts should be shown net in the income statement, whether or not settled physically. Cinergy’s policy as disclosed in Note 1(c) has differed from this proposal in that while financial trading is presented net, physical trading (both gas and power) are presented gross. This consensus is effective for the third quarter of 2002, and will have a substantial impact on the revenues reported by Cinergy, CG&E, and PSI Energy, Inc. (PSI). However, Income Before Taxes and Net Income will not be affected by this change. We estimate that year-to-date revenue would be reduced by approximately 60 percent, 40 percent, and 35 percent for Cinergy, CG&E, and PSI, respectively.

Second, the EITF reached a consensus in EITF 02-3 that enhanced disclosure is warranted for energy trading activities, much of which we discuss in “Market Risk Sensitive Instruments and Positions” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. These disclosure requirements are effective for year-end 2002.

Additionally, the EITF has formed a working group to discuss the recognition of inception gains (inception value of new contracts when entered into) on energy trading transactions. The EITF is discussing whether such gains should be recorded when the fair values deriving those gains are based on models. Given that no decisions have been reached, we cannot conclude on whether the impacts of this proposal will be material to our financial position or results of operations. However, Cinergy’s inception gains on previous transactions are disclosed in a table with the line entitled “Inception value of new contracts when entered” located in “Market Risk Sensitive Instruments and Positions” section in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations”. The Securities and Exchange Commission (SEC) has requested that the EITF resolve this issue by the end of 2002 so that the impact of the consensus may be included in the annual filings of calendar year-end companies.

(e) Operating Revenues

Our operating companies record Operating revenues for electric and gas service when delivered to customers. Customers are billed throughout the month as both gas and electric meters are read. We recognize revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed. This is termed “unbilled revenue” and is a widely recognized and accepted practice for utilities. In making our estimates of unbilled revenue we use complex systems that consider various factors, including weather, in our calculation of retail customer consumption at the end of each month. Given the use of these systems and the fact that customers are billed monthly, we believe it is unlikely that materially different results will occur in future periods when revenue is billed. The amount of unbilled revenues for Cinergy, CG&E, and PSI were $132 million, $68 million (including $11 million for ULH&P), and $64 million, respectively, through June 30, 2002.

(f) Related Party Transactions

To supplement its native load requirements for 2002, CG&E and PSI have agreed to purchase peaking power from Cinergy Capital & Trading, Inc., an indirect wholly-owned subsidiary of Cinergy Corp., pursuant to the terms of a wholesale market-based tariff. For the six months ended June 30, 2002, payments under these contracts totaled approximately $12 million for CG&E and $5 million for PSI.

(g) Foreign Currency

We translate the assets and liabilities of foreign subsidiaries, whose functional currency (generally, the local currency of the country in which the subsidiary is located) is not the United States (U.S.) dollar, using the appropriate exchange rate as of the end of the month. We translate income and expense items using the average exchange rate prevailing during the month the respective transaction occurs. We record translation gains and losses in Accumulated other comprehensive income (loss), which is a component of common stock equity.

2. Common Stock

In February 2002, Cinergy Corp. sold 6.5 million shares of its common stock with net proceeds of approximately $200 million. The net proceeds from the transaction were used to repay a portion of short-term debt of Cinergy Corp.

As discussed in the 2001 Form 10-K, Cinergy issues new Cinergy Corp. common shares to satisfy obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan. Cinergy has issued 1,583,290 shares under these plans in 2002.

As discussed in the 2001 Form 10-K, we have historically accounted for our stock-based compensation plans under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25). In July 2002, Cinergy announced that it will adopt Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (Statement 123) effective with the next grant cycle (January 2003), and will begin measuring the compensation cost of stock-based awards under the fair value method. The application of the fair value accounting model under Statement 123 applies only to stock-based compensation awards granted prospectively, beginning with those granted in the year of adoption. Existing awards will continue to follow the intrinsic value method prescribed by APB 25. The FASB met on August 7, 2002 to discuss possible revisions to this transition method. The pro-forma impact on net income, assuming application of the fair value accounting method of Statement 123 to all outstanding awards, is disclosed in our 2001 Form 10-K. This change will primarily impact the accounting for the Cinergy Corp. 1996 Long-Term Incentive Compensation Plan, Cinergy Corp. Stock Option Plan, and Cinergy Corp. Employee Stock Purchase and Savings Plan. Cinergy also announced that it is implementing a policy that will prohibit executive officers and directors from selling stock acquired by exercising options until 90 days after they leave the company or board.

3. Long-term Debt

In January 2002, PSI retired $23 million principal amount of Medium-Term Notes, Series A, which had matured. The securities were not replaced by new issues of long-term debt.

In May 2002, an indirect, wholly-owned subsidiary of Cinergy Global Resources, Inc. entered into a senior term loan and a junior term loan, borrowing $13.1 million and $7.0 million, respectively. Each of the loans is amortizing, with the senior loan having a final maturity of March 15, 2019, and the junior loan having a final maturity of March 15, 2012. In July 2002, borrowings under the senior and junior loans were increased to $13.8 and $7.1 million, respectively. At that time, the annual interest rate on the senior loan was fixed at 6.97 percent and the junior loan was fixed at 6.35 percent. Previously, interest on the loans was at a variable rate.

4. Notes Payable and Other Short-term Obligations

In February 2002, Cinergy Corp. placed a $600 million, 364-day senior revolving credit facility. This facility replaces a $400 million, 364-day senior revolving credit facility that expired in February 2002; a $225 million, 364-day senior revolving credit facility that expired in March 2002; and, a $150 million, three-year senior revolving credit facility that expired in June 2002.

The following table summarizes our Notes payable and other short-term obligations, and Notes payable to affiliated companies.

                                     June 30, 2002                 December 31, 2001
                                     -------------                 -----------------

                             Established                     Established
                                Lines        Outstanding        Lines        Outstanding
                                -----        -----------        -----        -----------
                                                     (in millions)

Cinergy Corp.

   Revolving lines             $  1,000     $   180            $1,175        $  599
   Uncommitted lines (1)             40           5                40             -
   Commercial paper (2)             800         495               800           125

 Operating companies
   Revolving lines                    -           -                 -             -
   Uncommitted lines (1)             75          77                75            66
   Pollution control notes          N/A         279               N/A           279

 Non-regulated subsidiaries
   Revolving lines                   14          10                46            38
   Short-term debt                   45          45                49            49

Cinergy Total                               $ 1,091                          $1,156

CG&E and subsidiaries
   Revolving lines             $      -     $     -            $    -        $    -
   Uncommitted lines (1)             15           -                15             -
   Pollution control notes          N/A         196               N/A           196
   Money pool                       N/A         380               N/A           445

CG&E Total                                  $   576                          $  641

PSI
   Revolving lines             $      -     $     -            $    -        $    -
   Uncommitted lines (1)             60          77                60            66
   Pollution control notes          N/A          83               N/A            83
   Money pool                       N/A          44               N/A           422

PSI Total                                   $   204                          $  571

(1)Outstanding amounts may be greater than established lines as uncommitted lenders are, at times, willing to loan funds in excess of the established lines.
(2)The commercial paper program is supported by Cinergy Corp.'s revolving lines.

In our credit facilities, Cinergy Corp. has covenanted to maintain:

  a consolidated net worth of $2 billion; and
  a ratio of consolidated indebtedness to consolidated total capitalization not in excess of 65 percent.

A breach of these covenants could result in the termination of the credit facilities and the acceleration of the related indebtedness. In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

  bankruptcy;
  defaults in the payment of other indebtedness; and
  judgments against the company that are not paid or insured.

The latter two events, however, are subject to dollar-based materiality thresholds.

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

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The note is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. Cinergy Receivables provides credit enhancement related to senior loans in the form of over-collateralization of the purchased receivables. However, the over-collateralization is calculated monthly and does not extend to the entire pool of receivables held by Cinergy Receivables at any point in time. As such, these senior loans do not have recourse to all assets of Cinergy Receivables. These loans provide the cash portion of the proceeds paid to CG&E, PSI, and ULH&P.

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under Statement 140 and is classified within Notes receivable from affiliated companies in the accompanying Balance Sheets of CG&E, PSI, and ULH&P and is classified within Notes receivable on Cinergy Corp.‘s Balance Sheets. In addition, Cinergy Corp.‘s investment in Cinergy Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in our case residual cash flows), which is subordinate to the retained interests held by CG&E, PSI, and ULH&P. The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses and selection of discount rates. Because (a) the receivables generally turn in less than two months, (b) credit losses are reasonably predictable due to each company’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. Interest accrues to CG&E, PSI, and ULH&P on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. Cinergy Corp. records income from Cinergy Receivables in a similar manner. We record an impairment charge against the carrying value of both the retained interests and purchased beneficial interest whenever we determine that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

The key assumptions used in measuring the retained interests for sales since the inception of the new agreement are as follows:

                                                           CG&E and
                                           Cinergy       subsidiaries      PSI      ULH&P
                                           -------       ------------      ---      -----

   Anticipated credit loss rate              0.6%           0.6%            0.5%     1.0%
   Discount rate on expected cash flows      5.0%           5.0%            5.0%     5.0%
   Receivables turnover rate (1)            13.3%          13.7%           12.8%    14.3%

        (1)Receivables at period end divided by annualized sales for period.

The hypothetical effect on the fair value of the retained interests assuming both a 10 percent and 20 percent unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

CG&E retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to CG&E, PSI, and ULH&P in the event of a loss. While no direct recourse to CG&E, PSI, and ULH&P exists, these entities do risk loss in the event collections are not sufficient to allow for full recovery of their retained interests. No servicing asset or liability is recorded since the servicing fee paid to CG&E approximates a market rate.

The following table shows the gross and net receivables sold, retained interest, and purchased beneficial interest as of June 30, 2002.

                                                            CG&E and
                                            Cinergy       subsidiaries        PSI            ULH&P
                                            -------       ------------        ---            -----
                                                                 (in millions)

 Receivables sold as of period end          $ 421          $  241            $ 180          $  36
 Less:  Retained Interest                     134              75               59             10
                                              ---              --               --             --

   Net receivables sold as of period end    $ 287          $  166            $ 121          $  26

 Purchased beneficial interest              $   8          $    -            $   -          $   -

A decline in the long-term senior unsecured credit ratings of CG&E, PSI, or ULH&P below investment grade could prevent Cinergy Receivables from borrowing additional funds from commercial paper conduits. This event would result in a termination of the sale program and discontinuance of future sales of receivables.

6. Energy Trading Credit Risk

Cinergy's extension of credit for energy marketing and trading is governed by a Corporate Credit Policy. Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness and credit risk mitigation procedures. Exposures to credit risks are monitored daily by the Corporate Credit Risk function. As of June 30, 2002, approximately 97 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or higher. Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity. Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

In December 2001, Enron Corp. (Enron) filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York. We decreased our trading activities with Enron in the months prior to its bankruptcy filing. We intend to resolve any contract differences pursuant to the terms of those contracts, business practices, and the applicable provisions of the U.S. Bankruptcy Code, as approved by the court. While we cannot predict the court's resolution of these matters, we do not believe that any exposure relating to those contracts would have a material impact on our financial position or results of operations. While most of our contracts with Enron were considered trading and thus recorded at fair value, a few contracts were accounted for utilizing the normal exemption under Statement 133 (see Note 1(d)(iii)). These contracts were recognized at fair value when the contracts were terminated in the fourth quarter of 2001. Fair value for these contracts, and all terminated contracts with Enron, is governed by the provisions of each contract, but typically approximates fair value at contract termination. However, the effect of the loss of Enron's participation in the energy markets on long-term liquidity and price volatility, or on the creditworthiness of common counterparties cannot be determined.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties. If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry. Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparties' financial status or public debt ratings.

7. Commitments and Contingencies

(a) Guarantees

Cinergy Corp. has made separate guarantees to certain counterparties regarding performance of commitments by our consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures. We are subject to a SEC order under the Public Utility Holding Company Act of 1935, as amended, which limits the amount we can have outstanding under guarantees at any one time to $2 billion. As of June 30, 2002, we had $551 million outstanding under the guarantees issued, of which approximately 75 percent represents guarantees of obligations reflected on Cinergy's Consolidated Balance Sheets. These outstanding guarantees relate to subsidiary and joint venture indebtedness and performance commitments.

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

In June 2001, the Court of Appeals remanded portions of the NOX SIP Call to the EPA for reconsideration of how growth was factored into the state NOX budgets. On May 1, 2002, the EPA published, in the Federal Register, a final rule reaffirming its growth factors and state NOX budgets, with additional explanation. The states of West Virginia and Illinois, along with various industry groups (some of which we are a member), have challenged the growth factors and state NOX budgets in an action filed in the Court of Appeals. It is unclear when the Court of Appeals will reach a decision on this case, or whether this decision will result in an increase or decrease in the size of the NOX reduction requirement, or a deferral of the May 31, 2004 compliance deadline.

The states of Indiana and Kentucky developed final NOX SIP rules in response to the NOX SIP Call, through cap and trade programs, in June and July of 2001, respectively. On November 8, 2001, the EPA approved Indiana's SIP rules which became effective December 10, 2001. On April 11, 2002, the EPA proposed direct final approval of Kentucky's rules and they became effective on June 10, 2002. The state of Ohio completed its NOX SIP rules in response to the NOX SIP Call on July 8, 2002, with an effective date of July 18, 2002, the EPA approval is expected later this year. Cinergy's current plans for compliance with the EPA's NOX SIP Call would also satisfy compliance with Indiana's and Kentucky's SIP rules and Ohio's proposed rules.

On September 25, 2000, Cinergy announced a plan for its subsidiaries, CG&E and PSI, to invest in pollution control equipment and other methods to reduce NOX emissions. The current estimate of additional expenditures for this investment is approximately $430 million (in nominal dollars) and includes the following:

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

     (ii)        Section 126 Petitions

In February 1998, several northeast states filed petitions seeking the EPA's assistance in reducing ozone in the Eastern U.S. under Section 126 of the Clean Air Act (CAA). The EPA believes that Section 126 petitions allow a state to claim that sources in another state are contributing to its air quality problem and request that the EPA require the upwind sources to reduce their emissions.

In December 1999, the EPA granted four Section 126 petitions relating to NOX emissions. This ruling affected all of our Ohio and Kentucky facilities, as well as some of our Indiana facilities, and requires us to reduce our NOX emissions to a certain level by May 2003. In May 2001, the Court of Appeals substantially upheld a challenge to the Section 126 requirements, and remanded portions of the rule to the EPA for reconsideration of how growth was factored into the emission limitations. On August 24, 2001, the Court of Appeals temporarily suspended the Section 126 compliance deadline, pending the EPA's reconsideration of growth factors. On May 1, 2002, the EPA issued a final rule extending the Section 126 rule compliance deadline to May 31, 2004, thus harmonizing the deadline with that for the NOX SIP Call.

     (iii)        State Ozone Plans

On November 15, 1999, the states of Indiana and Kentucky (along with Jefferson County, Kentucky) jointly filed an amendment to their attainment demonstration on how they intend to bring the Greater Louisville Area (including Floyd and Clark Counties in Indiana) into attainment with the one-hour ozone standard. The Greater Louisville Area has since attained the one-hour ozone standard, and on October 23, 2001, the EPA re-designated the area as being in attainment with that standard. Previous SIP amendments called for, among other things, statewide NOX reductions from utilities in Indiana, Kentucky, and surrounding states which are less stringent than the EPA's NOX SIP Call. Indiana and Kentucky committed to adopt utility NOX control rules by December 2000 that would require controls be installed by May 2003. However, Indiana halted the rulemaking for NOX controls at this level, but completed NOX SIP Call level reduction regulations. Kentucky has completed its rulemaking, and issued a final rule that changed the compliance deadline to mirror the NOX SIP Call of May 31, 2004. However, on March 18, 2002, Kentucky completed the withdrawal of this regulation in favor of its completed and more restrictive regulations in response to the NOX SIP Call.

See (e) below for a discussion of the tentative EPA Agreement, the implementation of which could affect our strategy for compliance with the final NOX SIP Call.

(c) New Source Review (NSR)

The CAA's NSR provisions require that a company obtain a pre-construction permit if it plans to build a new stationary source of pollution or make a major modification to an existing facility, unless the changes are exempt.

On September 15, 1999, November 3, 1999, and February 2, 2001, the Attorneys General of New York, Connecticut, and New Jersey, respectively, issued letters notifying Cinergy and CG&E of their intent to sue under the citizens' suit provisions of the CAA. These states alleged violations of the CAA by constructing and continuing to operate a major modification of CG&E's W.C. Beckjord Generating Station (Beckjord Station) without obtaining the required NSR pre-construction permits.

On November 3, 1999, the EPA sued a number of holding companies and electric utilities, including Cinergy, CG&E, and PSI, in various U.S. District Courts (District Court). The Cinergy, CG&E, and PSI suit alleged violations of the CAA at two of our generating stations relating to NSR and New Source Performance Standards requirements. The suit sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station and at PSI's Cayuga Generating Station (Cayuga Station), and (2) civil penalties in amounts of up to $27,500 per day for each violation.

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

The amended complaint sought (1) injunctive relief to require installation of pollution control technology on each of the generating units at Beckjord Station and PSI's Cayuga Station, Wabash River Generating Station, and Gallagher Generating Station, and such other measures as necessary, and (2) civil penalties in amounts of up to $27,500 per day for each violation.

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

On June 28, 2000, the EPA issued an NOV to Cinergy, CG&E, and PSI for alleged violations of NSR, PSD, and SIP requirements at CG&E's Miami Fort Generating Station and PSI's Gibson Generating Station. In addition, Cinergy and CG&E have been informed by DP&L, the operator of J.M. Stuart Generating Station (Stuart Station), that on June 30, 2000, the EPA issued an NOV to DP&L for alleged violations of NSR, PSD, and SIP requirements at this station. CG&E owns 39 percent of the Stuart Station. The NOVs indicated the EPA may (1) issue an order requiring compliance with the requirements of the SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation.

On August 2, 2001, the states of New York, New Jersey, and Connecticut filed an Assented to Motion to Intervene in this litigation. Their motion was granted by the District Court on August 3, 2001. The states' proposed complaint is an exhibit to the motion to intervene. Cinergy, CG&E, and PSI are in the process of evaluating the states' complaint, but at this time, are unable to determine the effect, if any, this filing will have on the issues affecting us regarding NSR, as framed in the EPA's Amended Complaint.

On January 17, 2002, the Hoosier Environmental Council and the Ohio Environmental Council (Environmental Groups) filed an unopposed motion to intervene as plaintiffs in this litigation. The motion was granted by the District Court on March 19, 2002, and the complaint of the Environmental Groups' was filed on May 1, 2002. Cinergy, CG&E, and PSI are in the process of evaluating the Environmental Groups complaint, but, at this time, are unable to determine the effect, if any, this filing will have upon the issues affecting us regarding NSR, as framed in the EPA's Amended Complaint.

On July 18, 2002, the United States District Court for the Southern District of Indiana (Indiana District Court), issued an order on a motion for partial summary judgment in a similar case involving the Southern Indiana Gas and Electric Company (SIGECO). The narrow issue presented by SIGECO's motion was at what point does an owner or operator of facilities have to determine whether a pre-construction permit is required under the CAA. The court, relying in part upon a decision issued by the Environmental Appeals Board in a similar case involving the Tennessee Valley Authority, ruled that the owner or operator must review evidence of the projected post-project emissions increases to determine if the pre-construction permit is required, and may not rely upon evidence of actual post-project emissions. This court is the same court in which Cinergy's case is pending, so it could be expected that this order would influence a decision upon any similar motion filed by Cinergy. No such motion is pending at this date. At this time Cinergy cannot predict the impact any such ruling might have on our financial position or results of operations.

On July 26, 2002, the Indiana District Court also issued an order on a motion for partial summary judgment in the SIGECO case. The issue presented by SIGECO's motion was whether the general federal five-year statute of limitations bars an action for civil penalties for allegedly unlawful construction projects that were completed more than five years prior to the filing of suit. The court held that an NSR preconstruction violation accrues on the first day of construction without a permit, and continues only through the end of construction. Accordingly, the government may not collect civil penalties for allegedly unlawful projects for which construction ended more than five years before the filing of an enforcement action. Cinergy is not aware that any notice of appeal has been filed regarding that order. Cinergy will file a similar motion if the parties fail to enter into a consent decree to settle all issues. At this time Cinergy cannot predict the impact on our financial position or results of operations, although the amount of penalties, if any, that could potentially be awarded by the Indiana District Court if the ruling is not reversed, would be significantly smaller than the amount claimed by the EPA in its Amended Complaint against Cinergy.

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

(e) EPA Agreement

On December 21, 2000, Cinergy, CG&E, and PSI reached an agreement in principle with the EPA, the U.S. Department of Justice (Justice Department), three northeast states, and two environmental groups that could serve as the basis for a negotiated resolution of CAA claims and other related matters brought against coal-fired power plants owned and operated by Cinergy's operating subsidiaries. The complete resolution of these issues is contingent upon establishing a final agreement with the EPA and other parties. If a final agreement is reached with these parties, it would resolve past claims of alleged NSR violations as well as the Beckjord NOVs/FOV discussed previously under (c) and (d).

In addition, the intent of the tentative agreement is that we would be allowed to continue on-going activities to maintain reliability and availability without subjecting the plants to future litigation regarding federal NSR permitting requirements.

In return for resolution of claims regarding past maintenance activities, as well as future operational certainty, we have tentatively agreed to:

  shut down or repower with natural gas, nine small coal-fired boilers at three power plants beginning in 2004;
  build four additional sulfur dioxide (SO2) scrubbers, the first of which must be operational by December 31, 2007;
  upgrade existing particulate control systems;
  phase in the operation of NOX reduction technology year-round starting in 2004;
  reduce our existing Title IV SO2 cap by 35 percent in 2013;
  pay a civil penalty of $8.5 million to the U.S. government; and
  implement $21.5 million in environmental mitigation projects, including retiring 50,000 tons of SO2 allowances by 2005.

The estimated cost for these capital expenditures is expected to be approximately $700 million. These capital expenditures are in addition to our previously announced commitment to install NOX controls as previously discussed in (b) above.

In reaching the tentative agreement, we did not admit any wrongdoing and remain free to continue our current maintenance practices, as well as implement future projects for improved reliability.

In January 2002, the Justice Department completed its review of NSR, after considering dismissal of the lawsuits, and decided to pursue the pending lawsuits, including the suit against Cinergy, CG&E, and PSI. We will continue to pursue a negotiated settlement of these lawsuits if that continues to be in the best interests of the company. At this time, it is not possible to predict whether a final agreement implementing the agreement in principle can be reached. If the settlement is not completed, we intend to defend against the allegations, discussed in (c) and (d) above, vigorously in court. In such an event, it is not possible to determine the likelihood that the plaintiffs would prevail on their claims or whether resolution of these matters would have a material effect on our financial position or results of operations.

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

IGC (in 1994) and NIPSCO (in 1995) both made claims against PSI. The basis of these claims was that PSI is a Potentially Responsible Party with respect to the 21 MGP sites under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA). The claims further asserted that PSI was legally responsible for the costs of investigating and remediating the sites. In August 1997, NIPSCO filed suit against PSI in federal court, claiming recovery (pursuant to CERCLA) of NIPSCO's past and future costs of investigating and remediating MGP-related contamination at the Goshen, Indiana MGP site.

In November 1998, NIPSCO, IGC, and PSI entered into a Site Participation and Cost Sharing Agreement (Agreement). This Agreement allocated CERCLA liability for past and future costs at seven MGP sites in Indiana among the three companies. As a result of the Agreement, NIPSCO's lawsuit against PSI was dismissed. The parties have assigned lead responsibility for managing further investigation and remediation activities at each of the sites to one of the parties. Similar agreements were reached between IGC and PSI that allocate CERCLA liability at 14 MGP sites with which NIPSCO was not involved. These agreements concluded all CERCLA and similar claims between the three companies related to MGP sites. The parties continue to investigate and remediate the sites, as appropriate, under the agreements and applicable laws. The Indiana Department of Environmental Management (IDEM) oversees investigation and cleanup of some of the sites.

PSI notified its insurance carriers of the claims related to MGP sites raised by IGC, NIPSCO, and IDEM. In April 1998, PSI filed suit in Hendricks County Circuit Court in the State of Indiana against its general liability insurance carriers. PSI sought a declaratory judgment to obligate its insurance carriers to (1) defend MGP claims against PSI, or (2) pay PSI's costs of defense and compensate PSI for its costs of investigating, preventing, mitigating, and remediating damage to property and paying claims related to MGP sites. The lawsuit was moved to the Hendricks County Superior Court (Superior Court) in July 1998. PSI and its insurance carriers filed briefs on various issues for decision by the Superior Court in hearings held in November 2001. On February 1, 2002, the Superior Court issued rulings on motions for summary judgment. The Superior Court granted the motions of several insurance carriers that claimed there was insufficient evidence concerning the terms of their insurance policies. The insurance policies in question were between 1950-1958 and 1961-1964. The Superior Court entered a final judgment with respect to these "lost policies" on March 25, 2002. With respect to the remaining policies (between 1958-1961 and 1964-1984), the Superior Court denied all of the insurance carriers' motions. This included motions on the issues of Trigger of Coverage, Expected or Intended Damage, Late Notice, and Voluntary Payments. The Superior Court found triable issues of fact for the jury to decide as to the former two issues, and ruled in PSI's favor, as a matter of law, on the latter two issues. On February 15, 2002, PSI requested rulings on certain remaining summary judgment issues and a clarification of certain of the Superior Court's summary judgment rulings. That request was denied on April 1, 2002. On March 15, 2002, one of the insurance carriers filed a motion for partial summary judgment asserting a Lack of Justifiability. That motion was heard on April 26, 2002 and denied by the Superior Court on April 30, 2002.

On April 23, 2002, PSI filed a notice of appeal with the Indiana Court of Appeals with respect to the Superior Court's March 25, 2002 order granting final judgment with respect to certain "lost policies." On May 1, 2002, the Superior Court granted PSI's request to stay the litigation, including the trial that had been rescheduled for June 17, 2002, to allow the parties to seek interlocutory review of certain rulings made by the Superior Court. On June 21, 2002, the Superior Court granted the motions of PSI and the insurance carriers and certified four orders for interlocutory review by the Indiana Court of Appeals. Unlike the "lost policies" appeal that is an appeal of right, the appeal of these four certified orders is discretionary and the Indiana Court of Appeals can accept or reject any or all of the issues certified. At the present time, PSI cannot predict the outcome of this litigation, including the outcome of the appeals to the Indiana Court of Appeals.

PSI has accrued costs for the sites related to investigation, remediation, and groundwater monitoring to the extent such costs are probable and can be reasonably estimated. PSI does not believe it can provide an estimate of the reasonably possible total remediation costs for any site before a remedial investigation/feasibility study has been completed. To the extent remediation is necessary, the timing of the remediation activities impacts the cost of remediation. Therefore, PSI currently cannot determine the total costs that may be incurred in connection with remediation of all sites, to the extent that remediation is required. According to current information, these future costs at the 21 Indiana MGP sites are not material to our financial position or results of operations. Until investigation and remediation activities have been completed on these sites, we are unable to reasonably estimate the total costs and impact on our financial position or results of operations.

     (iii)         CG&E

CG&E and its utility subsidiaries are aware of potential sites where MGP activities have occurred at some time in the past. None of these sites is known to present a risk to the environment. CG&E and its utility subsidiaries have begun preliminary site assessments to obtain information about some of these MGP sites.

(g) Gas Customer Choice

In January 2000, Cinergy Investments, Inc. (Investments) sold Cinergy Resources, Inc. (Resources), a former subsidiary, to Licking Rural Electrification, Inc., doing business as The Energy Cooperative (Energy Cooperative). In February 2001, Cinergy, CG&E, and Resources were named as defendants in three class action lawsuits relating to Energy Cooperative's removal from the Ohio Gas Customer Choice program and the failure to deliver gas to customers. Subsequently, these class action suits were amended and consolidated into one suit. CG&E has been dismissed as a defendant in the consolidated suit. In March 2001, Cinergy, CG&E, and Investments were named as defendants in a lawsuit filed by both Energy Cooperative and Resources. This lawsuit concerns any obligations or liabilities Investments may have to Energy Cooperative following its sale of Resources. We intend to vigorously defend these lawsuits. At the present time, Cinergy cannot predict the outcome of these suits.

(h) PSI Fuel Adjustment Charge

As discussed in the 2001 Form 10-K, PSI defers fuel costs that are recoverable in future periods subject to Indiana Utility Regulatory Commission (IURC) approval under a fuel recovery mechanism. In June 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs. On June 26, 2001, PSI formally requested that the IURC reconsider its disallowance decision. In August 2001, the IURC indicated that it will reconsider its decision and PSI has continued the deferral of these costs. PSI believes it has strong legal and factual arguments in its favor and that recovery of these costs remains probable. However, PSI cannot definitively predict the ultimate outcome of this matter.

In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under-billed deferred fuel costs incurred from March 2001 through May 2001. The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket. The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under-billed deferred fuel costs. A hearing was held on July 30, 2002. We anticipate a decision in the fourth quarter of 2002.

     (i)         Employee Severance Programs

In March 2002, a Voluntary Early Retirement Program (VERP) offering was made to approximately 280 non-union employees. As a result of the 213 employees electing the VERP in the second quarter of 2002, Cinergy recorded expenses of approximately $34 million relating to benefits provided to the VERP participants.

In June 2002, a VERP was also offered to approximately 70 Utility Workers of America / Independent Utilities Union # 600 (IUU) employees. The cut-off date for accepting the plan was July 22, 2002. The costs of the IUU VERP, which will be determined based on the level of employee acceptance, will be recognized in the third quarter of 2002.

In the second quarter of 2002, Cinergy incurred approximately $13 million in additional expenses related to other employee severance programs.

8. Financial Information by Business Segment

As discussed in the 2001 Form 10-K, we conduct operations through our subsidiaries, and manage through the following three business units:

  Energy Merchant Business Unit (Energy Merchant);
  Regulated Businesses Business Unit (Regulated Businesses); and
  Power Technology and Infrastructure Services Business Unit (Power Technology).

The following section describes the activities of our business units as of June 30, 2002.

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

Regulated Businesses consists of PSI's regulated, integrated utility operations, and Cinergy's other regulated electric and gas transmission and distribution systems. Regulated Businesses plans, constructs, operates, and maintains Cinergy's transmission and distribution systems and delivers gas and electric energy to consumers. Regulated Businesses also earns revenues from wholesale customers primarily by transmitting electric power through Cinergy's transmission system.

Power Technology primarily manages the development, marketing, and sales of our non-regulated retail energy and energy-related businesses. This is accomplished through various subsidiaries and joint ventures. Power Technology also manages Cinergy Ventures, LLC (Ventures), Cinergy's venture capital subsidiary. Ventures invests in emerging energy technologies that can benefit future Cinergy business development activities.

Financial results by business unit are as indicated below. Certain amounts for the prior year have been restated to reflect segment restructuring which includes the consolidation of all of our international operations into Energy Merchant. This restructuring became effective January 1, 2002.

Financial results by business unit for the quarters ended June 30, 2002 and June 30, 2001:

Business Units
--------------------------------------------------------------------------------

                                                       Cinergy Business Units
                                                       ----------------------
                                    Energy        Regulated         Power                Reconciling
                                   Merchant       Businesses      Technology    Total    Eliminations(1)  Consolidated
                                   --------       ----------      ----------    -----    ---------------  ------------
                                                                             (in thousands)

Quarter ended June 30, 2002
---------------------------

 Operating revenues-
   External customers            $1,898,551(3)    $571,022       $ 10,450    $2,480,023     $      -       $2,480,023
   Intersegment revenues             37,809              -              -        37,809      (37,809)               -
 Segment profit (loss) (2)(4)        27,554         29,141        (11,712)       44,983            -           44,983

 Quarter ended June 30, 2001
 ---------------------------

 Operating revenues-
   External customers            $3,074,515(3)    $579,239       $ 10,584    $3,664,338     $      -       $3,664,338
   Intersegment revenues             33,153              -              -        33,153      (33,153)               -
 Segment profit (loss) (2)           30,252         55,954         (3,239)       82,967            -           82,967

(1) The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.
(2) Management utilizes segment profit (loss) to evaluate segment performance.
(3) The decrease in 2002 is primarily due to the decrease in volumes and average price realized on wholesale commodity non-firm transactions.
(4) Includes recognition of approximately $66 million of pre-tax costs associated with employee severance programs and charges related to the write-off of certain equipment and technology investments, as follows:

                                                   Energy        Regulated         Power
                                                   Merchant      Businesses      Technology     Total
                                                   --------      ----------      ----------     -----
                                                                        (in millions)

          Employee severance programs                $ (23)         $ (24)         $  -        $ (47)
          Equipment, technology, and other             (11)            (1)           (7)         (19)
                                                    --------      ---------    ---------     --------
                                                     $ (34)         $ (25)         $ (7)       $ (66)

Financial results by business unit for the six months ended June 30, 2002 and June 30, 2001:

Business Units
--------------------------------------------------------------------------------

                                                       Cinergy Business Units
                                                       ----------------------
                                    Energy        Regulated         Power                Reconciling
                                   Merchant       Businesses      Technology    Total    Eliminations(1)  Consolidated
                                   --------       ----------      ----------    -----    ---------------  ------------
                                                                             (in thousands)

Six months ended June 30, 2002
------------------------------

 Operating revenues-
   External customers            $3,392,393(3)    $1,273,184(4)  $18,209      $4,683,786    $      -        $4,683,786
   Intersegment revenues             74,647                -           -          74,647     (74,647)                -
 Segment profit (loss) (2)(5)        55,896          101,938     (17,123)        140,711           -           140,711

 Six months ended June 30, 2001
 ------------------------------

 Operating revenues-
   External customers            $5,959,898(3)   $1,404,717(4)   $25,025      $7,389,640   $        -       $7,389,640
   Intersegment revenues             68,726                 -          -          68,726     (68,726)                -
 Segment profit (loss) (2)           73,381           137,870     (8,037)        203,214           -           203,214

(1)  The Reconciling Eliminations category eliminates the intersegment revenues of Energy Merchant.
(2)  Management utilizes segment profit (loss) to evaluate segment performance.
(3)  The decrease in 2002 is primarily due to the decrease in volumes and average price realized on wholesale commodity non-firm transactions.
(4)  The decrease in 2002 is primarily due to the decrease in price reflecting a substantial decrease in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism.
     Additionally, a portion of the decrease is due to the reversal of the provision for revenue reduction associated with the ULH&P electric rate filing settled in May 2001.
(5)  Includes recognition of approximately $66 million of pre-tax costs associated with employee severance programs and charges related to the write-off of certain equipment and technology investments, as follows:

                                                   Energy        Regulated         Power
                                                   Merchant      Businesses      Technology     Total
                                                   --------      ----------      ----------     -----
                                                                        (in millions)

          Employee severance programs                $ (23)         $ (24)         $  -        $ (47)
          Equipment, technology, and other             (11)            (1)           (7)         (19)
                                                    --------      ---------    ---------     --------
                                                     $ (34)         $ (25)         $ (7)       $ (66)

Total segment assets at June 30, 2002 and December 31, 2001, were as follows:

                                                                Cinergy Business Units
                                                                ----------------------

                                                Energy      Regulated       Power                   All
Business Units                                 Merchant     Businesses    Technology      Total    Other(1)   Consolidated
--------------                                 --------     ----------    ----------      -----    --------   ------------
                                                                               (in thousands)

Total segment assets at June 30, 2002         $5,298,984  $7,215,024    $227,874      $12,741,882  $61,446    $12,803,328
Total segment assets at December 31, 2001      4,956,109   7,084,104     213,260       12,253,473   46,340     12,299,813

(1)  The All Other category represents miscellaneous corporate items which are not allocated to business units for purposes of segment performance measurement.

9. Earnings Per Common Share (EPS)

A reconciliation of EPS to EPS - assuming dilution is presented below for the quarters ended June 30, 2002 and June 30, 2001:

                                                Income      Shares     EPS
                                                ------      ------     ---
                                        (in thousands, except per share amounts)
Quarter ended
June 30, 2002

EPS:

   Net Income                                   $44,983    167,330    $0.27

Effect of dilutive securities:
   Common stock options                                      1,116
   Employee stock purchase and savings plan                     11
   Directors' compensation plans                               155
   Contingently issuable common stock                          869
   Stock purchase contracts                                    323
                                                ------------------

EPS - assuming dilution:
   Net income plus assumed conversions          $44,983    169,804    $0.26

----------------------------------------------------------------------------------
 Quarter ended June 30, 2001
 EPS:
   Net Income                                   $82,967    159,061    $0.51

 Effect of dilutive securities:
   Common stock options                                      1,157
   Employee stock purchase and savings plan                      1
   Directors' compensation plans                               139
   Contingently issuable common stock                          588
                                                ------------------

 EPS - assuming dilution:
   Net income plus assumed conversions          $82,967    160,946    $0.51

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period. For the quarters ended June 30, 2002 and 2001, approximately 1.5 million and 1.8 million shares, respectively, were excluded from the EPS - assuming dilution calculation.

Also excluded from the EPS - assuming dilution calculation for the quarter ended June 30, 2002, are up to 10.5 million shares issuable pursuant to the stock purchase contract associated with the preferred trust securities issued by Cinergy Corp. in December 2001. As discussed in the 2001 Form 10-K, the number of shares issued pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

A reconciliation of EPS to EPS - assuming dilution is presented below for the six months ended June 30, 2002 and June 30, 2001:

                                              Income      Shares     EPS
                                              ------      ------     ---
                                        (in thousands, except per share amounts)
Six months ended June 30, 2002
EPS:
   Net Income                                $140,711     165,821    $0.85

Effect of dilutive securities:
   Common stock options                                     1,028
   Employee stock purchase and savings plan                     6
   Directors' compensation plans                              155
   Contingently issuable common stock                         836
                                                -------------------
EPS - assuming dilution:
   Net income plus assumed conversions       $140,711     167,846    $0.84

 Six months ended June 30, 2001
 EPS:
   Net Income                                $203,214     159,025    $1.27

 Effect of dilutive securities:
   Common stock options                                     1,060
   Directors' compensation plans                              139
   Contingently issuable common stock                         563
                                                -------------------
 EPS - assuming dilution:
   Net income plus assumed conversions       $203,214     160,787    $1.26

Options to purchase shares of common stock are excluded from the calculation of EPS - assuming dilution when the exercise prices of these options are greater than the average market price of the common shares during the period. For the six months ended June 30, 2002 and 2001, approximately 1.9 million and 2.1 million shares, respectively, were excluded from the EPS - assuming dilution calculation.

Also excluded from the EPS - assuming dilution calculation for the six months ended June 30, 2002, are up to 10.8 million shares issuable pursuant to the stock purchase contract associated with the preferred trust securities issued by Cinergy Corp. in December 2001. As discussed in the 2001 Form 10-K, the number of shares to be issued pursuant to the stock purchase contracts is contingent upon the market price of Cinergy Corp. stock in February 2005 and could range between 9.2 and 10.8 million shares.

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

On May 8, 2000, CG&E reached a stipulated agreement with the Public Utilities Commission of Ohio (PUCO) staff and various other interested parties with respect to its proposal to implement electric customer choice in Ohio effective January 1, 2001. On August 31, 2000, the PUCO approved CG&E's stipulation agreement. Subsequently, two parties filed applications for rehearing with the PUCO. On October 18, 2000, the PUCO denied these applications. One of the parties appealed to the Ohio Supreme Court in the fourth quarter of 2000 and CG&E subsequently intervened in that case. On April 17, 2002, the Ohio Supreme Court affirmed the PUCO's stipulated agreement with CG&E with respect to implementing electric customer choice. The Ohio Supreme Court ruling leaves CG&E's transition plan entirely intact.

A Federal Energy Regulatory Commission order, that was effective April 2002, allowed Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E. The order also authorizes the transfer of the CG&E generating assets to a non-regulated affiliate. However, Cinergy has determined that it can realize the benefits of the new joint dispatch agreement without transferring CG&E's generation. Therefore, while CG&E will continue to pursue any remaining regulatory and other approvals already in process that are necessary for the transfer of CG&E's generation, Cinergy does not plan to transfer CG&E's generating assets to a non-regulated affiliate in the foreseeable future.

TOC

Cautionary Statements Regarding Forward-Looking Information

In this report we discuss various matters that may make management's corporate vision of the future clearer for you. This report outlines management's goals and projections for the future. These goals and projections are considered forward-looking statements and are based on management's beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as "anticipate", "believe", "intend", "estimate", "expect", "continue", "should", "could", "may", "plan", "project", "predict", "will", and similar expressions.

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

Unless we otherwise have a duty to do so, the Securities and Exchange Commission's (SEC) rules do not require forward-looking statements to be revised or updated (whether as a result of changes in actual results, changes in assumptions, or other factors affecting the statements). Our forward-looking statements reflect our best beliefs as of the time they are made and may not be updated for subsequent developments.

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

Introduction

In Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A), we explain our general operating environment, as well as our liquidity and capital resources and results of operations. Specifically, we discuss the following:

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

  Cinergy Wholesale Energy, Inc.;
  Cinergy Services, Inc. (Services);
  Cinergy Investments, Inc.;
  Cinergy Global Resources, Inc.; and
  Cinergy Technologies, Inc.

CG&E, an Ohio corporation, is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and, through its subsidiaries, in nearby areas of Kentucky and Indiana. CG&E's principal subsidiary, The Union Light, Heat and Power Company (ULH&P), is a Kentucky corporation that provides electric and gas service in northern Kentucky. CG&E's other subsidiaries are insignificant to its results of operations.

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

On May 14, 1999, the U.S. Circuit Court of Appeals for the District of Columbia (Court of Appeals) ruled that the EPA's final rule establishing the new eight-hour ozone standard and the fine particulate matter standard constituted an invalid delegation of legislative authority, and also that the EPA had improperly failed to consider the beneficial health effects of ozone (shielding from UV-B radiation) when it established the NAAQS ozone standards. In June 1999, the EPA appealed the conclusion that its standards constituted an invalid delegation of legislative authority, but did not appeal the decision that it is required to consider the beneficial health effects of ozone when setting the NAAQS. On February 27, 2001, the U.S. Supreme Court (Supreme Court) reversed the Court of Appeals' ruling. However, the Supreme Court invalidated the EPA's implementation procedure for the portion of the case dealing with the eight-hour ozone standard.

Following the Supreme Court's ruling, the Court of Appeals reconsidered the validity of the eight-hour ozone standard and the fine particulate matter standard, as a number of issues that were raised by the parties were not addressed in its original opinion invalidating those standards. On March 26, 2002, the Court of Appeals ruled in the EPA's favor on all remaining issues. Nonetheless, before the standards can be implemented, the EPA must conduct rulemaking to: (1) assess the beneficial health effects of ozone in connection with the NAAQS ozone standards; and (2) develop an approach for implementing the ozone standard in accordance with the Supreme Court's opinion. At this time, the EPA predicts that emissions reductions will be required in the 2007-2019 timeframe, but we currently cannot predict the exact amount and timing of required reductions. See Note 7 of the "Notes to Financial Statements" in "Part I. Financial Information" for additional Environmental Issues and other matters that could effect our liquidity.

Capital Resources

We meet our current and future capital requirement needs through a combination of internally and externally generated funds, including the issuance of debt and/or equity securities.

Notes Payable and Other Short-term Obligations

Short-term Borrowings

At June 30, 2002, Cinergy Corp. had $319 million remaining unused and available capacity relating to its $1 billion revolving credit facilities. The revolving credit facilities are comprised of a $400 million, three-year senior revolving credit facility expiring in May 2004 and a $600 million, 364-day senior revolving credit facility expiring in February 2003. At June 30, 2002, certain of our non-regulated subsidiaries had $4 million of unused and available revolving credit lines.

In our credit facilities, Cinergy Corp. has covenanted to maintain:

  a consolidated net worth of $2 billion; and
  a ratio of consolidated indebtedness to consolidated total capitalization not to exceed 65 percent.

A breach of these covenants could result in the termination of the credit facilities and the acceleration of the related indebtedness. In addition to breaches of covenants, certain other events that could result in the termination of available credit and acceleration of the related indebtedness include:

  bankruptcy;
  defaults in the payment of other indebtedness; and
  judgments against the company that are not paid or insured.

The latter two events, however, are subject to dollar-based materiality thresholds.

As of June 30, 2002, our operating companies had regulatory authority to borrow up to a total of $1.27 billion in short-term debt ($671 million for CG&E and its subsidiaries, including $65 million for ULH&P, and $600 million for PSI). As of June 30, 2002, CG&E and its subsidiaries had $292 million (including $65 million for ULH&P) unused and available and PSI had $479 million unused and available under their respective regulatory authority.

Uncommitted Lines

In addition to revolving credit facilities, Cinergy, CG&E, and PSI also maintain uncommitted lines of credit represented by written, enforceable agreements. However, the lenders under such agreements are not obligated to make advances and, therefore, we pay no fees for these lines of credit. The purpose of these agreements is to provide the framework (including conditions to lending and events of default) for making borrowings at an interest rate and for a term that would be determined at the time that the borrower requests an advance. At June 30, 2002, Cinergy Corp. had an uncommitted line of $40 million, of which $35 million remained unused. CG&E and PSI have established uncommitted lines of $15 million and $60 million, respectively, of which $15 million for CG&E remained unused and available. PSI's uncommitted line was fully drawn at June 30, 2002.

Commercial Paper

Cinergy Corp. has a commercial paper program with a maximum outstanding principal amount of $800 million. This program is supported by Cinergy Corp.'s $1 billion revolving credit facilities. The commercial paper program at the Cinergy Corp. level, in part, supports the short-term borrowing needs of CG&E and PSI. At June 30, 2002, Cinergy Corp. had $495 million in commercial paper outstanding.

Money Pool

Cinergy Corp., Services, and our operating companies participate in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with surplus short-term funds provide short-term loans to affiliates (other than Cinergy Corp.) participating under this arrangement. This surplus cash may be from internal or external sources. The amounts outstanding under this money pool arrangement are shown as Notes receivable from affiliated companies or Notes payable to affiliated companies on the Balance Sheets of CG&E, PSI, and ULH&P. Any money pool borrowings outstanding reduce the unused and available short-term debt regulatory authority of CG&E, PSI, and ULH&P.

Capital Leases

Our operating companies are able to enter into capital leases subject to the authorization limitations of the applicable state utility commissions. New financing authority is subject to the approval of the respective commissions. On June 26, 2002, PSI received approval from the Indiana Utility Regulatory Commission (IURC) to enter into an additional $100 million of capital lease obligations for the period ending December 31, 2003. On May 22, 2002, ULH&P received approval from the Kentucky Public Service Commission (KPSC) to enter into up to an additional $25 million of capital lease obligations for the period ending December 31, 2004.

Long-term Debt

We are required to secure authority to issue long-term debt from the SEC under the PUHCA and the state utility commissions of Ohio, Kentucky, and Indiana. The SEC under the PUHCA regulates the issuance of long-term debt by Cinergy Corp. The respective state utility commissions regulate the issuance of long-term debt by our operating companies. In June 2000, the SEC issued an order under the PUHCA authorizing Cinergy Corp., over a five-year period expiring in June 2005, to increase its total capitalization based on a balance at December 31, 1999 (excluding retained earnings and accumulated other comprehensive income (loss)) by an additional $5 billion, through the issuance of any combination of equity and debt securities. This increased authorization is subject to certain conditions, including, among others, that common equity comprises at least 30 percent of Cinergy Corp.'s consolidated capital structure and that Cinergy Corp., under certain circumstances, maintains an investment grade rating on its senior debt obligations.

As of June 30, 2002, CG&E had $500 million remaining unused and available under its existing PUCO authority and ULH&P had $75 million remaining unused and available under its KPSC authority. In June 2002, PSI received approval from the IURC authorizing the issuance of up to $500 million of long-term debt through the period ending December 31, 2003. As of June 30, 2002 all remained unused and available. In July 2002, CG&E filed a registration statement with the SEC to sell up to an additional $175 million in unsecured debt securities, first mortgage bonds, and preferred stock. The prospectus included in the registration statement also relates to an additional $525 million of unsecured debt securities, first mortgage bonds, and preferred stock that had been previously registered but remains unused. The registration statement has not been declared effective by the SEC. We may, at any time, seek to issue additional long-term debt, subject to regulatory approval.

Off-Balance Sheet Financing

As discussed in the 2001 Form 10-K, Cinergy uses special-purpose entities (SPE) to finance various projects. The Financial Accounting Standards Board (FASB) issued an exposure draft in July 2002 on a proposed interpretation of consolidation accounting standards that would significantly change the consolidation requirements for SPEs. We have reviewed the impact of this proposal and, if adopted in its current form, believe that it would require consolidation of all the SPEs discussed in the 2001 Form 10-K, except the accounts receivable sale facility discussed in Note 5 of the "Notes to Financial Statements" in "Part I. Financial Information." The accounts receivable sale facility involves transfers of financial assets to a qualifying SPE, which is exempted from consolidation by Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities and this proposal. This exposure draft proposes that SPEs not meeting the required criteria be consolidated at fair value, effective in the second quarter of 2003 for Cinergy.

As discussed in the 2001 Form 10-K, Cinergy has an arrangement with an SPE that has contracted to buy five combustion turbines (turbines). In the second quarter of 2002, Cinergy exercised its option to purchase the contractual rights to two of the turbines and subsequently sold those rights to third parties. Cinergy recognized a loss of $6.9 million on these sales. The rights to the remaining turbines remain with the SPE.

Securities Ratings

As of June 30, 2002, the major credit ratings agencies rated our securities as follows:

                                      Fitch         Moody's(1)         S&P(2)

Cinergy Corp.
   Corporate Credit                 BBB+              Baa2           BBB+
   Senior Unsecured Debt            BBB+              Baa2           BBB
   Commercial Paper                 F-2               P-2            A-2
   Preferred Trust Securities       BBB+              Baa2           BBB

CG&E
   Senior Secured Debt              A-                A3             A-
   Senior Unsecured Debt            BBB+              Baa1           BBB
   Junior Unsecured Debt            BBB               Baa2           BBB-
   Preferred Stock                  BBB               Baa3           BBB-
   Commercial Paper                 F-2               P-2            Not Rated

PSI
   Senior Secured Debt              A-                A3             A-
   Senior Unsecured Debt            BBB+              Baa1           BBB
   Junior Unsecured Debt            BBB               Baa2           BBB-
   Preferred Stock                  BBB               Baa3           BBB-
   Commercial Paper                 F-2               P-2            Not Rated

ULH&P
   Senior Unsecured Debt            Not Rated         Baa1           BBB

  (1)  Moody's Investors Service (Moody's)
  (2)  Standard & Poor's Ratings Services (S&P)

The lowest investment grade credit rating for Fitch is BBB-, Moody's is Baa3, and S&P is BBB-.

In April 2002, Moody's affirmed the credit ratings of Cinergy Corp. and its operating subsidiaries, CG&E and PSI. Moody's also removed Cinergy Corp. from review for possible downgrade, and assigned stable outlooks to the debt and preferred stock of Cinergy Corp. and all of its operating subsidiaries.

On June 19, 2002, S&P affirmed Cinergy Corp.‘s corporate credit rating, the rating of the company’s commercial paper program, and the secured debt ratings of CG&E and PSI, while lowering the credit ratings on other issuances. S&P removed all of the Cinergy Corp., CG&E, and PSI ratings from CreditWatch with negative implications and assigned a stable outlook.

On June 19, 2002, Fitch affirmed the credit ratings of Cinergy Corp. Fitch also changed the rating outlook on these securities from negative to stable and affirmed the ratings of CG&E and PSI.

These securities ratings may be revised or withdrawn at any time, and each rating should be evaluated independently of any other rating.

Equity Securities

In February 2002, Cinergy issued 6,500,000 shares of common stock and received approximately $200 million in proceeds. As discussed in the 2001 Form 10-K, in November 2001, Cinergy chose to reinstitute the practice of issuing new Cinergy Corp. common shares to satisfy obligations under its various employee stock plans and the Cinergy Corp. Direct Stock Purchase and Dividend Reinvestment Plan. See Note 2 of the “Notes to Financial Statements” in “Part I. Financial Information” for additional information on issued shares.

Guarantees

Cinergy Corp. has made separate guarantees to certain counterparties regarding performance of commitments by our consolidated subsidiaries, unconsolidated subsidiaries, and joint ventures. We are subject to a SEC order under the PUHCA, which limits the amount we can have outstanding under guarantees at any one time to $2 billion. As of June 30, 2002, we had $551 million outstanding under the guarantees issued, of which approximately 75 percent represents guarantees of obligations reflected on Cinergy’s Consolidated Balance Sheets. These outstanding guarantees relate to subsidiary and joint venture indebtedness and performance commitments.

Collateral Requirements

Cinergy has certain contracts in place, primarily with trading counterparties, that require the issuance of collateral in the event our debt ratings are downgraded below investment grade. Based upon our June 30, 2002 trading portfolio, if such an event were to occur, Cinergy would be required to issue up to approximately $65 million in collateral related to its gas and power trading operations in connection with a downgrade to anything below an investment grade rating.

TOC

2002 QUARTERLY RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the quarters ended June 30, 2002 and 2001 were as follows:

                               Cinergy (1)          CG&E and subsidiaries            PSI
                               -----------          ---------------------            ---
                             2002         2001       2002           2001       2002         2001
                             ----         ----       ----           ----       ----         ----
                                                       (in thousands)

 Electric gross margin    $  581,697    $527,602  $  302,121     $282,180     250,072     $216,505                                                                                                                $
 Gas gross margin             40,638      41,111      31,537       27,852           -            -
 Net income                   44,983      82,967      52,670       49,401      29,714       34,217

(1)  The results of Cinergy also include amounts related to non-registrants.

Net income for the second quarter of 2002 was $45 million ($.26 per share on a diluted basis) as compared to $83 million ($.51 per share on a diluted basis) for the same period last year. Income before taxes for the period was $67 million compared to $125 million for the same period a year ago. Increased electric gross margins were offset by the recognition of approximately $66 million of costs associated with employee severance programs and charges related to the write-off of certain equipment and technology investments, as follows:

                                                      Pre-Tax Charges
                                                      ---------------
                                                         CG&E and
                                        Cinergy(1)      subsidiaries        PSI
                                        ----------      ------------        ---
                                                       (in millions)

 Employee severance programs              $  47           $  17           $  22

 Equipment, technology, and other            19               -               2
                                             --                               -

         Total                            $  66           $  17           $  24

   (1)Includes amounts related to non-registrants.

Also contributing to the decrease in net income were increases in operating costs, property taxes, and depreciation.

Electric Operating Revenues

                            Cinergy (1)                      CG&E and subsidiaries                          PSI
                            -----------                      ---------------------                          ---
                    2002      2001      % Change         2002       2001      % Change         2002      2001      % Change
                    ----      ----      --------         ----       ----      --------         ----      ----      --------
                                                                 (in millions)

 Retail             $  667    $  652           2       $   341      $  355         (4)       $   325     $  297          9
 Wholesale             596     1,676         (64)          494         838        (41)           133        884        (85)
 Transportation          3         1           -             3           1          -              -          -          -
 Other                  75        77          (3)           28           9          -              9          8         13
                        --        --                        --           -                         -          -
   Total            $1,341    $2,406         (44)      $   866      $1,203        (28)       $   467     $1,189        (61)

(1)  The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues for Cinergy, CG&E, and PSI decreased for the quarter ended June 30, 2002, as compared to 2001. Decreases in wholesale revenues are due to a reduction in the average price received per megawatt hour (MWh) of approximately 45 percent and a reduction in the amount of wholesale MWh delivered. The decrease in delivered MWh reflects reduced liquidity within the wholesale electric commodity market caused by the exit and reduced credit reliability of several trading counterparties. Additionally, the decrease in PSI’s wholesale revenues reflect the implementation of the new joint operating agreement effective April 2002 (see “Termination of Operating Agreement” in “Results of Operations-Future”). In connection with implementation of the new operating agreement, the majority of new wholesale sales transactions entered into during the second quarter of 2002 were originated on behalf of CG&E.

Retail revenues decreased for CG&E due to a reduction in the average price realized per MWh. The reduction in average price realized is a result of decreases in certain rate adjustment riders. PSI’s retail revenue increased due to an increase in average price realized per MWh and an increase in the amount of MWh delivered. The increase in average price realized is due to the increase in rate adjustment riders associated with a demand-side management (DSM) program, purchased power tracker (Tracker), and fuel cost recovery. The cost of fuel for PSI’s retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism.

Gas Operating Revenues

                                 Cinergy (1)                       CG&E and subsidiaries
                                 -----------                       ---------------------
                        2002        2001      % Change         2002        2001      % Change
                        ----        ----      --------         ----        ----      --------
                                                    (in millions)

 Retail                $   47      $   69        (32)         $  47       $ 69           (32)
 Wholesale              1,061       1,158         (8)             -          -             -
 Transportation             8           7         14              8          7            14
 Other                      1           3        (67)             2          4           (50)
                            -           -                         -          -
  Total                $1,117      $1,237        (10)         $  57       $ 80           (29)

 (1)  The results of Cinergy also include amounts related to non-registrants.

Gas operating revenues for Cinergy decreased for the quarter ended June 30, 2002, as compared to 2001, mainly due to a lower price received per thousand cubic feet (mcf) sold by Cinergy Marketing & Trading, LP (Marketing & Trading). Wholesale natural gas commodity spot prices were 23 percent lower on average than the second quarter of 2001. This decrease was partially offset by an increase in the amount of mcf delivered to customers.

Cinergy's and CG&E's retail gas revenues decreased primarily due to lower price received per mcf delivered. The lower price reflects a substantial decrease in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism. Partially offsetting this decrease was an increase in retail mcf sales of 6.1 percent compared to the same period last year.

Operating Expenses

                                  Cinergy (1)                      CG&E and subsidiaries                          PSI
                                  -----------                      ---------------------                          ---
                          2002       2001      % Change       2002         2001       % Change       2002        2001       % Change
                          ----       ----      --------       ----         ----       --------       ----        ----       --------
                                                                       (in millions)

 Fuel                  $    212      $  196         8      $    96       $   84           14      $    111      $  109          2
 Purchased and
   exchanged power          546       1,683       (68)         468          837          (44)          106         864        (88)
 Gas purchased            1,076       1,195       (10)          25           52          (52)            -           -          -
 Operation and
   maintenance              343         268        28          138          120           15           142         105         35
 Depreciation               101          92        10           49           46            7            38          37          3
 Taxes other than
   income taxes              65          53        23           46           45            2            18           8          -
                             --          --                     --           --                         --         ---
     Total             $  2,343      $3,487       (33)     $   822       $1,184          (31)     $    415      $1,123        (63)

(1)  The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the quarter ended June 30, 2001, to the quarter ended June 30, 2002:

                                         Cinergy (1)         CG&E             PSI
                                         -----------         ----             ---
                                                         (in millions)

 Fuel expense - June 30, 2001              $ 196            $  84           $ 109

Increase (decrease) due to changes in:
 Price of fuel                                 1               (5)              6
 Deferred fuel cost                           (3)               -              (3)
 MWh generation                                5                6              (1)
 Other (2)                                    13               11               -
                                              --               --              --

Fuel expense - June 30, 2002             $   212          $    96         $   111

(1)  The results of Cinergy also include amounts related to non-registrants.
(2)  Includes third party coal marketing activity.

Purchased and Exchanged Power

Purchased and exchanged power expense decreased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2002, as compared to 2001, due to a reduction in purchase price and MWh volumes purchased. These decreases reflect reduced liquidity within the wholesale electric commodity market caused by the exit and reduced credit reliability of several trading counterparties. As discussed above, CG&E’s and PSI’s purchased and exchanged power expense also reflects the effects of the implementation of the new joint operating agreement beginning in April 2002.

Gas Purchased

Gas purchased expense decreased for Cinergy for the quarter ended June 30, 2002, as compared to 2001, primarily due to a decrease in the average cost per mcf of gas purchased by Marketing & Trading. Wholesale gas commodity spot prices were 23 percent lower on average than in the second quarter of 2001. CG&E’s gas purchased expense decreased primarily due to a decrease in the average cost purchased per mcf. CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Operation and Maintenance

Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2002, as compared to 2001, primarily due to the recognition of costs associated with employee severance programs (see “Summary of Results”). Also contributing to this increase were higher transmission costs and expenditures related to process improvement and performance measurement initiatives. Cinergy’s and PSI’s increase also reflects increased amortization of DSM expenditures. In addition, Cinergy’s variance also reflects increased operating costs of our non-regulated affiliates and the expensing of certain project costs. Cinergy’s and CG&E’s increases were partially offset by a decrease in production maintenance expenditures, reflecting a change in the timing of CG&E’s planned system outages.

Depreciation

Depreciation expense increased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2002, as compared to 2001, primarily attributable to the addition of depreciable plant, including Cinergy’s acquisitions of non-regulated peaking generation in 2001.

Taxes Other Than Income Taxes

Taxes other than income taxes increased for Cinergy, CG&E, and PSI for the quarter ended June 30, 2002, as compared to 2001. This increase is primarily attributable to increased property taxes.

Interest

Interest expense decreased $6.8 million for Cinergy for the quarter ended June 30, 2002, as compared to 2001. This decrease was primarily the result of lower interest rates and a reduction in the average amount of outstanding short-term debt.

Income Taxes

Income tax expense decreased $20.3 million and $10.1 million for Cinergy and PSI, respectively, for the quarter ended June 30, 2002, as compared to 2001, primarily due to the decrease in taxable income. CG&E’s income tax expense increased $7.0 million for the quarter ended June 30, 2002, as compared to 2001, primarily due to the increase in taxable income and tax changes, including state rate changes, due to deregulation.

Miscellaneous - Net

Miscellaneous - net expense increased $16.3 million for Cinergy for the quarter ended June 30, 2002, as compared to 2001, primarily reflecting the write-off of certain equipment and technology investments (see “Summary of Results”).

Preferred Dividend Requirement of Subsidiary Trust

Preferred dividend requirement of subsidiary trust was $6.0 million for the quarter ended June 30, 2002. This expense relates to quarterly payments to be made to holders of Cinergy’s preferred trust securities, which were issued in December 2001.

TOC

2002 YEAR TO DATE RESULTS OF OPERATIONS - HISTORICAL

Summary of Results

Electric and gas gross margins and net income for Cinergy, CG&E, and PSI for the six months ended June 30, 2002 and 2001 were as follows:

                               Cinergy (1)         CG&E and subsidiaries            PSI
                               -----------         ---------------------            ---
                             2002         2001       2002         2001        2002         2001
                             ----         ----       ----         ----        ----         ----
                                                       (in thousands)

Electric gross margin  $  1,137,574  $1,056,406    $592,992     $554,245    $493,424     $443,958
Gas gross margin            120,822     144,323     103,178      114,654           -            -
Net income                  140,711     203,214     130,255      130,976      67,797       75,649

(1)  The results of Cinergy also include amounts related to non-registrants.

Net income for the six months ended June 30, 2002 was $141 million ($.84 per share on a diluted basis) as compared to $203 million ($1.26 per share on a diluted basis) for the same period last year. Income before taxes for the period was $219 million compared to $305 million for the same period a year ago. Increased electric gross margins were offset by the recognition of approximately $66 million of costs associated with employee severance programs and charges related to the write-off of certain equipment and technology investments, as follows:

                                                      Pre-Tax Charges
                                                      ---------------
                                                         CG&E and
                                        Cinergy(1)      subsidiaries        PSI
                                        ----------      ------------        ---
                                                       (in millions)

 Employee severance programs              $  47           $  17           $  22

 Equipment, technology, and other            19               -               2
                                             --                               -

         Total                            $  66           $  17           $  24

   (1)Includes amounts related to non-registrants.

In addition, contributing to the overall decrease in net income were increases in operating costs, property taxes and depreciation.

Electric Operating Revenues

                            Cinergy (1)                 CG&E and subsidiaries                PSI
                            -----------                 ---------------------                ---
                   2002       2001    % Change       2002    2001     % Change     2002      2001   % Change
                   ----       ----    --------       ----    ----     --------     ----      ----   --------
                                                                 (in millions)

 Retail           $1,318    $1,280        3        $  675   $  694        (3)     $  643   $  586      10
Wholesale          1,153     2,864      (60)          765    1,433       (47)        440    1,512     (71)
Transportation         5         1        -             5        1         -           -        -       -
 Other               148       154       (4)           57       17         -          14       16     (13)
                     ---       ---                     --       --                    --       --
    Total         $2,624    $4,299      (39)       $1,502   $2,145       (30)     $1,097   $2,114     (48)

(1)  The results of Cinergy also include amounts related to non-registrants.

Electric operating revenues for Cinergy, CG&E, and PSI decreased for the six months ended June 30, 2002, as compared to 2001. Decreases in wholesale revenues are due to a reduction in the average price received per MWh of approximately 45 percent and a reduction in the amount of wholesale MWh delivered. The decrease in delivered MWh is due to a reduced liquidity within the wholesale electric commodity market caused by the exit and reduced credit reliability of several trading counterparties. Additionally, the decrease in PSI's wholesale revenues reflect the implementation of the new joint operating agreement effective April 2002 (see "Termination of Operating Agreement" in "Results of Operations-Future"). In connection with implementation of the new operating agreement, the majority of new wholesale sales transactions entered into during the second quarter of 2002 were originated on behalf of CG&E.

Retail revenues decreased for CG&E due to a reduction in the average price realized per MWh and a decrease in the amount of MWh delivered. The reduction in average price realized is a result of decreases in certain rate adjustment riders. PSI's retail revenues increased due to an increase in average price realized per MWh and an increase in the amount MWh delivered. The increase in average price realized is due to the increase in rate adjustment riders associated with a DSM management program, Tracker, and fuel cost recovery. The cost of fuel for PSI's retail customers is passed on dollar-for-dollar under the state mandated fuel cost recovery mechanism.

Gas Operating Revenues

                                Cinergy (1)                         CG&E and subsidiaries
                                -----------                         ---------------------
                       2002         2001      % Change            2002         2001     % Change
                       ----         ----      --------            ----         ----     --------
                                                     (in millions)

Retail               $  208      $    376         (45)       $     208      $   376       (45)
Wholesale             1,785         2,647         (33)               -            -         -
Transportation           25            23           9               25           23         9
Other                     2             5         (60)               3            6       (50)
                          -             -                            -            -
         Total       $2,020      $  3,051         (34)       $     236      $   405       (42)

(1)  The results of Cinergy also include amounts related to non-registrants.

Gas operating revenues for Cinergy decreased for the six months ended June 30, 2002, as compared to 2001 mainly due to a lower price received per mcf sold by Marketing & Trading. Wholesale natural gas commodity spot prices were 45 percent lower on average than the six months ended 2001. This decrease was partially offset by an increase in the amount of mcf delivered to customers.

Cinergy's and CG&E's retail gas revenues decreased primarily due to a lower price received per mcf delivered. The lower price reflects a substantial decrease in the wholesale gas commodity cost, which is passed directly to the retail customer dollar-for-dollar under the state mandated gas cost recovery mechanism.

Operating Expenses

                                   Cinergy (1)              CG&E and subsidiaries                 PSI
                                   -----------              ---------------------                 ---
                          2002       2001   % Change       2002      2001   % Change     2002     2001   % Change
                          ----       ----   --------       ----      ----   --------     ----     ----   --------
                                                                       (in millions)

Fuel                    $  422     $  396        7         189      $  180       5       $221   $  208        6
Purchased and
   exchanged power       1,064      2,847      (63)        720       1,411     (49)       383    1,462      (74)
Gas purchased            1,899      2,906      (35)        133         290     (54)         -        -        -
Operation and
   maintenance             608        517       18         244         232       5        257      196       31
Depreciation               201        181       11          97          92       5         76       74        3
Taxes other than
   income taxes            137        116       18          99          92       8         34       23       48
                           ---        ---                   --          --                 --       --
     Total              $4,331     $6,963      (38)     $1,482      $2,297     (35)      $971   $1,963      (51)

(1)  The results of Cinergy also include amounts related to non-registrants.

Fuel

Fuel primarily represents the cost of coal, natural gas, and oil that is used to generate electricity. The following table details the changes to fuel expense from the six months ended June 30, 2001, to the six months ended June 30, 2002:

                                        Cinergy(1)     CG&E        PSI
                                        ----------     ----        ---
                                                    (in millions)

 Fuel expense - June 30, 2001             $396        $180         $208

 Increase (decrease) due to changes in:
 Price of fuel                              (5)        (12)           7
 Deferred fuel cost                         10           -           10
 MWh generation                             (3)          1           (4)
 Other (2)                                  24          20            -
                                            --          --           --

 Fuel expense - June 30, 2002             $422        $189         $221

(1)  The results of Cinergy also include amounts related to non-registrants.
(2)  Includes third party coal marketing activity.

Purchased and Exchanged Power

Purchased and exchanged power expense decreased for Cinergy, CG&E, and PSI for the six months ended June 30, 2002, as compared to 2001, due to a reduction in the purchase price and MWh volumes purchased. These decreases reflect reduced liquidity within the wholesale electric commodity market caused by the exit and reduced credit reliability of several trading counterparties. As discussed above, CG&E’s and PSI’s purchased and exchanged power expense also reflects the effects of the implementation of the new joint operating agreement beginning in April 2002.

Gas Purchased

Gas purchased expense decreased for Cinergy for the six months ended June 30, 2002, as compared to 2001, primarily due to the average cost per mcf of gas purchased by Marketing & Trading. Wholesale gas commodity spot purchases were 45 percent lower on average than the six months ended 2001. CG&E’s gas purchased expense decreased primarily due to a decrease in the average cost purchased per mcf. CG&E’s wholesale commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism mandated by state law.

Operation and Maintenance

Operation and maintenance expense increased for Cinergy, CG&E, and PSI for the six months ended June 30, 2002, as compared to 2001, primarily due to the recognition of costs associated with employee severance programs (see “Summary of Results”). Also contributing to this increase were higher transmission costs and expenditures related to process improvement and performance measurement initiatives. Cinergy’s and PSI’s increase also reflects increased amortization of DSM expenditures. In addition, Cinergy’s variance also reflects increased operating costs of our non-regulated affiliates and the expensing of certain project costs.

Depreciation

Depreciation expense increased for Cinergy, CG&E, and PSI for the six months ended June 30, 2002, as compared to 2001, primarily attributable to the addition of depreciable plant, including Cinergy’s acquisitions of non-regulated peaking generation in 2001.

Taxes Other Than Income Taxes

Taxes other than income taxes increased for Cinergy, CG&E, and PSI for the six months ended June 30, 2002, as compared to 2001. This increase is primarily attributable to increased property taxes.

Interest

Interest expense decreased $8.7 million for Cinergy for the six months ended June 30, 2002, as compared to 2001. This decrease was primarily the result of lower interest rates, and a reduction in the average amount of outstanding short-term debt.

Income Taxes

Income tax expense decreased $23.1 million and $11.7 million for Cinergy and PSI, respectively, for the six months ended June 30, 2002, as compared to 2001. This decrease was primarily due to the decrease in taxable income. CG&E’s income tax expense increased $15.0 million for the six months ended June 30, 2002, as compared to 2001. This increase primarily reflects an increase in taxable income and tax changes, including state rate changes, due to deregulation.

Miscellaneous - Net

Miscellaneous - net expense increased $12.6 million for Cinergy for the six months ended June 30, 2002, as compared to 2001, primarily reflecting the write-off of certain equipment and technology investments (see “Summary of Results”).

Preferred Dividend Requirement of Subsidiary Trust

Preferred dividend requirement of subsidiary trust was $11.9 million for the six months ended June 30, 2002. This expense relates to quarterly payments to be made to holders of Cinergy’s preferred trust securities, which were issued in December 2001.

ULH&P

The Results of Operations discussion for ULH&P is presented only for the six months ended June 30, 2002, in accordance with General Instruction H(2)(a) of Form 10-Q.

Electric and gas margins and net income for ULH&P for the six months ended June 30, 2002 and 2001, were as follows:

                                   ULH&P
                                   -----
                           2002         2001
                           ----         ----
                             (in thousands)

 Electric gross margin   $32,347      $45,495
 Gas gross margin         18,020       21,534
 Net income                5,876       24,866

Electric Gross Margin

Electric operating revenues decreased $9.9 million for the six months ended June 30, 2002, as compared to 2001, primarily due to recognition of revenues in 2001 which were previously deferred subject to refund in connection with a 2000 retail rate filing with the KPSC. A settlement was reached in May 2001, allowing ULH&P to retain these revenues. Electricity purchased from parent company for resale increased $3.3 million for the six months ended June 30, 2002, as compared to 2001, due to a new wholesale power contract with CG&E that became effective in January 2002. This five-year agreement is a negotiated fixed-rate contract that replaced the previous cost of service based contract that expired on December 31, 2001.

Gas Gross Margin

Gas operating revenues decreased $26.6 million for the six months ended June 30, 2002, as compared to 2001. This decrease is primarily due to lower price received per mcf. The lower price reflects a substantial decrease in the wholesale gas commodity cost. Gas purchased expenses decreased $23 million for the six months ended June 30, 2002, as compared to 2001, due to lower prices paid per mcf. The wholesale gas commodity cost is passed directly to the retail customer dollar-for-dollar under the gas cost recovery mechanism that is mandated under state law.

Operation and Maintenance

Operation and maintenance expense increased $5.2 million for the six months ended June 30, 2002, as compared to 2001, due primarily to higher transmission costs associated with the new wholesale power contract with CG&E that became effective in January 2002.

Income Taxes

Income tax expense decreased $6.6 million for the six months ended June 30, 2002, as compared to 2001, primarily due to a reduction in taxable income.

Miscellaneous - net

Miscellaneous - net expense increased $3.6 million for the six months ended June 30, 2002, as compared to 2001, primarily due to the expensing of previously deferred costs, that were denied recovery in the final order on ULH&P’s gas rate case.

TOC

RESULTS OF OPERATIONS - FUTURE

Electric Industry

Wholesale Market Developments

Federal Energy Regulatory Commission (FERC) Notice of Proposed Rulemaking (NOPR)

In July 2002, the FERC issued a NOPR on “Remedying Undue Discrimination through Open Access Transmission Service and Standard Electricity Market Design”, that proposed significant changes designed to create genuine wholesale competition, efficient transmission systems, the right pricing signals for investment in transmission, generation facilities and demand reduction, and more customer options. Market monitoring and market power mitigation proposals are also critical parts of the proposals for standardized power market rules. Among other things, the FERC proposes to amend its regulations under the Federal Power Act to modify the proforma open access transmission tariff established under the FERC’s Order No. 888 to remedy remaining undue discrimination in the provision of interstate transmission services and in other industry practices, and to assure just and reasonable rates within and among regional power markets. FERC proposes to require all public utilities with open access transmission tariffs to file modifications to their tariffs to reflect non-discriminatory, standardized transmission services and standardized wholesale electric market design. Comments to the NOPR are due to the FERC no later than 75 days after issuance of the NOPR. FERC proposes a phased compliance process. By July 31, 2003, all public utilities that own, operate or control interstate transmission facilities must file revised open access transmission tariffs to become effective September 30, 2004, that reflect the inclusion of bundled retail customers as eligible customers. By December 1, 2003, all public utilities that own, control or operate interstate transmission facilities must file revised open access transmission tariffs, to become effective no later than September 30, 2004, or such other time as directed by the FERC, that reflect all of the remaining revisions and requirements of the Final Rule in the proceeding. Cinergy is currently evaluating this ruling and at this time cannot determine the impact to either our financial position or results of operations.

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

Demand-side Actions

In July 2002, we experienced record peak loads of 11,133 megawatts (MW), 5,265 MW, and 6,088 MW for Cinergy, CG&E, and PSI, respectively. Cinergy and CG&E subsequently set new record peak loads of 11,305 MW and 5,311 MW, respectively, in August 2002. We met customer demands with our own supply and planned purchases from other regional electric suppliers.

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

On December 15, 2001, the Midwest ISO initiated startup of its operations with the provision of a variety of support or stand-alone services to its transmission owning members. The Midwest ISO achieved full startup, including implementation of tariff administration, on February 1, 2002. Although the Midwest ISO continues to develop, modify, and enhance its various operating practices, it has assumed functional control of the transmission systems of its member companies, including the Cinergy utilities. The impact of this transfer was not material to our financial position or results of operations.

In July 2002, the FERC issued a NOPR that proposed significant changes to the electricity wholesale market. These changes could materially impact the Midwest ISO and Cinergy, however, at this time, we are unable to determine the impacts. See "FERC NOPR" for further discussion.

Finally, in its July 17, 2002 open meeting and subsequent orders, FERC reaffirmed its expectation that the Midwest ISO and the PJM Interconnection, LLC (PJM) implement a common wholesale market between them by October 1, 2004. FERC also imposed more immediate deadlines upon the Midwest ISO, PJM, and various other parties to establish certain protocols, including the elimination of pancaked rates between the Midwest ISO and PJM, necessary to establish a “virtual” single regional transmission organization among the Midwest ISO and PJM companies. Cinergy is currently evaluating these orders, and at this time cannot determine their impact upon either our financial position or results of operations.

Federal Update

Energy Bill

President George W. Bush (President Bush), in conjunction with the work of an inter-agency energy task force headed by Vice President Richard Cheney, developed a number of recommendations to address the energy security needs of America. The U.S. House of Representatives (House) passed its version of energy security legislation, H.R. 4 last summer and the U.S. Senate (Senate) passed its version, S. 517, on April 25, 2002. The bill is now in a joint House/Senate Conference Committee that is scheduled for completion before Congress recesses in mid-October.

Both House and Senate versions of the energy bill include tax provisions for favorable gas distribution line depreciation changes, tax incentives for combined heat and power facilities and for other non-traditional fuel sources such as biomass.

The Senate bill includes an electricity provision that calls for repeal of the PUHCA with consumer protection provisions and increased oversight by the FERC over mergers. The Senate bill also includes a Renewable Portfolio Standard, mandating that utilities purchase an increasing percent of power from renewable sources.

At this time, it is not possible to predict whether energy legislation will pass by the end of this session of Congress or what provisions affecting Cinergy will be included. Because of this, it is not possible at this time to determine the impact of the pending legislation on our operations or financial position.

Significant Rate Developments

Purchased Power Tracker

As discussed in the 2001 Form 10-K, in May 1999, PSI filed a petition with the IURC seeking approval of a Tracker. This request was designed to provide for the recovery of costs related to purchases of power necessary to meet native load requirements to the extent such costs are not sought through the existing fuel adjustment clause.

A hearing was held before the IURC in February 2001, to determine whether it was appropriate for PSI to continue the Tracker for future periods. In April 2001, a favorable order was received extending the Tracker process for two years, through the summer of 2002. PSI is authorized to seek recovery of 90 percent of its purchased power expenses through the Tracker (net of the displaced energy portion recovered through the fuel recovery process and net of the mitigation credit portions), with the remaining 10 percent deferred for subsequent recovery in PSI’s next general rate case.

In June 2001, PSI filed a petition with the IURC seeking approval of the recovery of its summer 2001 purchased power costs through the Tracker. In October 2001, PSI filed an amended petition with the IURC, seeking approval of the costs associated with additional power purchases made during July and August 2001. In February 2002, the IURC issued an order approving the recovery of $15.3 million of PSI’s summer 2001 purchase power costs via the Tracker. The remaining $1.7 million was deferred for subsequent recovery in PSI’s next general rate case. In March 2002, PSI filed a petition with the IURC seeking approval to extend the Tracker process beyond the summer of 2002 and seek recovery of power purchases made year-round (rather than just in the summer months) as needed to maintain adequate reserves. A hearing is scheduled for the fourth quarter of 2002.

In June 2002, PSI filed a petition with the IURC seeking approval of the recovery through the Tracker of its actual summer 2002 purchased power costs. A hearing is scheduled for the first quarter of 2003.

Termination of Operating Agreement

As discussed in the 2001 Form 10-K, CG&E, PSI, and Services filed a notice of termination of the operating agreement with the FERC in October 2000. In December 2000, the FERC ruled that the companies have the contractual right to terminate the agreement and established a termination effective date in May 2001 and also set a hearing date in May 2001 on the issue of the reasonableness of termination.

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

In August 2001, the parties to both the IURC proceeding and the previous FERC proceeding entered into two complementary settlement agreements. Both the IURC and FERC agreements were conditioned upon FERC acceptance of the proposed successor agreements. The IURC settlement agreement was approved by the IURC in September 2001. Cinergy filed the successor agreements with the FERC in October 2001 and in March 2002, the FERC approved the successor agreements. The successor agreements allow Cinergy to jointly dispatch the regulated generating assets of PSI in conjunction with the deregulated generating assets of CG&E at market based pricing. The successor agreements were implemented effective in April 2002.

PSI Fuel Adjustment Charge

As discussed in the 2001 Form 10-K, PSI defers fuel costs that are recoverable in future periods subject to IURC approval under a fuel recovery mechanism. In June 2001, the IURC issued an order in a PSI fuel recovery proceeding, disallowing approximately $14 million of deferred costs. On June 26, 2001, PSI formally requested that the IURC reconsider its disallowance decision. In August 2001, the IURC indicated that it will reconsider its decision and PSI has continued the deferral of these costs. PSI believes it has strong legal and factual arguments in its favor and that recovery of these costs remains probable. However, PSI cannot definitively predict the ultimate outcome of this matter.

In June 2001, PSI filed a petition with the IURC requesting authority to recover $16 million in under-billed deferred fuel costs incurred from March 2001 through May 2001. The IURC approved recovery of these costs subject to refund pending the findings of an investigative sub-docket. The sub-docket was opened to investigate the reasonableness of, and underlying reasons for, the under-billed deferred fuel costs. A hearing was held on July 30, 2002. We anticipate a decision in the fourth quarter of 2002.

Construction Work in Progress (CWIP) Ratemaking Treatment for Nitrogen Oxide (NOX) Equipment

During the third quarter of 2001, PSI filed an application with the IURC requesting CWIP ratemaking treatment for costs related to NOX equipment currently being installed at certain PSI generation facilities. CWIP ratemaking treatment allows for the recovery of carrying costs on the equipment during the construction period. PSI filed its case-in-chief testimony in January 2002. In July 2002, the IURC approved the application allowing PSI to commence CWIP ratemaking treatment for its NOX equipment investments made through December 31, 2001. Initially this rate adjustment will result in approximately a one percent increase in customer rates. Under the IURC’s CWIP rules, PSI may update its CWIP tracker at six-month intervals. The IURC’s July order also authorized PSI to defer, for subsequent recovery, post-in-service depreciation and to continue the accrual for allowance for funds used during construction.

Transfer of Generating Assets to PSI

In December 2001, PSI filed a petition with the IURC requesting approval, under Indiana’s Power Plant Construction Act, to acquire the Butler County, Ohio and Henry County, Indiana peaking plants from their current owner, a subsidiary of Cinergy Capital & Trading, Inc., to address its need for increased generating capacity. The IURC has scheduled a hearing for September 2002. PSI is unable to predict the outcome of this request. This proposed transfer is also contingent upon receipt of approval from the FERC and the SEC under PUHCA.

2002 Purchased Power Costs

In May 2002, the IURC approved a settlement agreement between PSI, the IURC staff, and the Indiana Office of Utility Consumer Counselor effective June 1, 2002 through December 31, 2002. This agreement allows PSI to purchase the output of the Henry County and Butler County generating plants through December 31, 2002. The parties also agreed to not challenge the recovery of costs for the purchase of power from these plants through PSI’s Tracker. The order also provides for cost recovery through the fuel cost recovery mechanism.

Gas Industry

ULH&P Gas Rate Case

On May 4, 2001, ULH&P filed a retail gas rate case with the KPSC seeking to increase base rates for natural gas distribution services by $7.3 million annually, or 8.4 percent overall. In addition to an increase in base rates, ULH&P requested recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with a capital cost of approximately $112 million over the next ten years. A hearing on this matter was held in November 2001 and an order was issued on January 31, 2002. In the order, the KPSC authorized a base rate increase of $2.7 million or 2.8 percent overall, to be effective on January 31, 2002. In addition, the KPSC authorized ULH&P to implement the tracking mechanism to recover the costs of the accelerated gas main replacement program for an initial period of three years, with the possibility of renewal for the full ten years. Per the terms of the order, the tracker will be set annually. The first filing was made on March 27, 2002 and is expected to become effective September 1, 2002. The Kentucky Attorney General has appealed the KPSC’s approval of the tracking mechanism to the Franklin Circuit Court. At the present time, ULH&P cannot predict the outcome of this litigation.

CG&E Gas Rate Case

On July 31, 2001, CG&E filed a retail gas rate case with the PUCO seeking to increase base rates for natural gas distribution services by approximately $26 million or 5 percent overall. Simultaneously, CG&E requested recovery through a tracking mechanism of the costs of an accelerated gas main replacement program with a capital cost of approximately $716 million over the next ten years. CG&E entered into a settlement agreement with most of the parties to the case, resolving most of the issues, and CG&E filed the settlement agreement with the PUCO on April 17, 2002. The settlement agreement provides for a base rate increase of $15.1 million or 3.3 percent and also provides for implementation of the tracking mechanism, subject to rate caps, through the date of CG&E’s next base rate case. CG&E agreed, as part of the settlement agreement, not to file a new gas base rate case prior to January 1, 2004, absent certain exceptional circumstances. On May 30, 2002, the PUCO issued an order approving the settlement.

Gas Prices

As discussed in the 2001 Form 10-K, in July 2001, CG&E filed an application with the PUCO requesting pre-approval of its gas procurement-hedging program. This request was subsequently denied. However, in denying CG&E’s request for pre-approval of a hedging program, the PUCO order provided clarification that prudently incurred hedging costs are a valid component of CG&E’s gas purchasing strategy. As a result, CG&E hedged approximately 50 percent of its winter 2001/2002 base load requirements and is currently recovering the hedging program costs through its gas cost recovery mechanism.

Market Risk Sensitive Instruments and Positions

The transactions associated with the Energy Merchant Business Unit (Energy Merchant) energy marketing and trading activities give rise to various risks, including market risk. Market risk represents the potential risk of loss from adverse changes in market price of electricity or other energy commodities. As Energy Merchant continues to develop its energy marketing and trading business (and due to its substantial investment in generation assets), its exposure to movements in the price of electricity and other energy commodities may become greater. As a result, we may be subject to increased future earnings volatility.

The changes in fair value of the energy risk management assets and liabilities for the quarter ended June 30, 2002, are presented in the table below:

                                         Change in Fair Value
                                            June 30, 2002
                                            (in millions)
                                                                  Year to Date
                                                                     June 30
                                                                     -------

 Fair value of contracts outstanding at beginning of period:         $   18

 Inception value of new contracts when entered (1)                        5

 Changes in fair value attributable to changes in
   valuation techniques and assumptions (2)                               -

 Other changes in fair value (3)                                         35

 Option premiums paid/(received)                                         24

 Contract reclassifications (4)                                          14

 Contracts realized or otherwise settled (5)                            (10)
                                                                        ---

 Fair value of contracts outstanding at end of period                $   86
                                                                     ======

(1)  Represents  fair value,  recognized in income,  attributable  to long-term, structured  contracts,  primarily in power, which is recorded on the date a deal is signed.  These  contracts are primarily  with end-use  customers or municipalities  that seek to limit  their risk to power  price  volatility.
     While caps and floors  often exist in such  contracts,  the amount of power supplied  can  vary  from  hour  to  hour  to  mirror  the  customers  load volatility.  The Emerging  Issues Task Force (EITF) has proposed  that such gains no longer be recognized at inception unless certain criteria are met.
     See "Accounting Changes" for additional information.
(2)  Represents  changes in fair value caused by changes in assumptions  used in calculating fair value or changes in modeling techniques.
(3)  Represents  changes  in  fair  value,   recognized  in  income,   primarily
     attributable to  fluctuations in price.  This amount includes both realized and unrealized gains on energy trading contracts.
(4)  Represents reclassifications of the settlement value of contracts that have been terminated as a result of counterparty  non-performance to non-current other  liabilities.  These  contracts  no longer  have  price  risk and are therefore not considered energy trading contracts.
(5)  Represents  settlements of  transactions  during the period.  For contracts originated in a prior period, some portion of the settlement value includes gains or losses  recognized  in prior  periods but not  realized  until the current period. Such gains or losses are reflected in the beginning balance in this table.

The following table presents the expected maturity of the Energy risk management assets and Energy risk management liabilities as of June 30, 2002:

                                                       Fair Value of Contracts at June 30, 2002
                                                       ----------------------------------------

                                                                 Maturing
                                                                 --------
                                              Within                                               Total
            Source of Fair Value(1)         12 months    12-36 months 36-60 months  Thereafter   Fair Value
            -----------------------         ---------    -------------------------  ----------   ----------
                                                                     (in millions)

       Prices actively quoted                $   37      $    (6)      $    -       $     -       $   31

       Prices based on models
         and other valuation methods             28           12            9             6           55
                                                 --           --            -             -           --

       Total                                 $   65      $     6       $    9       $     6       $   86
                                             ======      =======       ======       =======       ======

        (1) Active quotes are considered to be available for two years for standard electricity transactions and three years for standard gas transactions.  Non-standard transactions are classified based on the extent, if any, of modeling used in determining fair value.

Concentrations of Credit Risk

Credit risk is the exposure to economic loss that would occur as a result of nonperformance by counterparties, pursuant to the terms of their contractual obligations. Specific components of credit risk include counterparty default risk, collateral risk, concentration risk, and settlement risk.

Energy Trading Credit Risk

Cinergy’s extension of credit for energy marketing and trading is governed by a Corporate Credit Policy. Written guidelines document the management approval levels for credit limits, evaluation of creditworthiness and credit risk mitigation procedures. Exposures to credit risks are monitored daily by the Corporate Credit Risk function. As of June 30, 2002, approximately 97 percent of the credit exposure related to energy trading and marketing activity was with counterparties rated Investment Grade or higher. Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity. Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

In December 2001, Enron Corp. (Enron) filed for protection under Chapter 11 of the U.S. Bankruptcy Code in the Southern District of New York. We decreased our trading activities with Enron in the months prior to its bankruptcy filing. We intend to resolve any contract differences pursuant to the terms of those contracts, business practices, and the applicable provisions of the U.S. Bankruptcy Code, as approved by the court. While we cannot predict the court’s resolution of these matters, we do not believe that any exposure relating to those contracts would have a material impact on our financial position or results of operations. While most of our contracts with Enron were considered trading and thus recorded at fair value, a few contracts were accounted for utilizing the normal exemption under Statement of Financial Accounting Standard No. 133, Accounting for Derivative Instruments and Hedging Activity, (Statement 133) (see Note 1(d)(iii) of the “Notes to Financial Statements” in “Item 1. Financial Information”). These contracts were recognized at fair value when the contracts were terminated in the fourth quarter of 2001. Fair value for these contracts, and all terminated contracts with Enron, is governed by the provisions of each contract, but typically approximates fair value at contract termination. However, the effect of the loss of Enron’s participation in the energy markets on long-term liquidity and price volatility, or on the creditworthiness of common counterparties cannot be determined.

We continually review and monitor our credit exposure to all counterparties and secondary counterparties. If appropriate, we may adjust our credit reserves to attempt to compensate for increased credit risk within the industry. Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparties’ financial status or public debt ratings.

Accounting Changes

Business Combinations and Intangible Assets

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations (Statement 141), and No. 142, Goodwill and Other Intangible Assets (Statement 142). Statement 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. With the adoption of Statement 142, goodwill and other intangibles with indefinite lives will no longer be subject to amortization. Statement 142 requires that goodwill be assessed for impairment upon adoption and at least annually thereafter by applying a fair-value-based test, as opposed to the undiscounted cash flow test applied under prior accounting standards. This test must be applied at the “reporting unit” level, which is not permitted to be broader than the current business segments discussed in Note 8 of the “Notes to Financial Statements” in “Item 1. Financial Information”. Under Statement 142, an acquired intangible asset should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented, or exchanged, regardless of the acquirer’s intent to do so. We began applying Statement 141 in the third quarter of 2001 and Statement 142 in the first quarter of 2002. The discontinuance of amortization of goodwill, which began in the first quarter of 2002, is not material to our financial position or results of operations. We have identified the reporting units for Cinergy and finalized the initial transition impairment test. Based on the result of this test, the transition impact of applying Statement 142 is not material to our financial position or results of operations. We will continue to perform goodwill impairment tests annually, as required by Statement 142, or when circumstances indicate that the fair value of a reporting unit has declined significantly.

Asset Retirement Obligations

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (Statement 143). Statement 143 requires fair value recognition of legal obligations to retire long-lived assets at the time the obligations are incurred. The initial recognition of this liability will be accompanied by a corresponding increase in property, plant, and equipment. Subsequent to the initial recognition, the liability will be adjusted for any revisions to the expected cash flows of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time (recognized as an operation expense). Additional depreciation expense will be recorded prospectively for any property, plant, and equipment increases. We currently accrue costs of removal on many regulated, long-lived assets through depreciation expense, with a corresponding charge to accumulated depreciation, as allowed by each regulatory jurisdiction. For assets that we conclude have a retirement obligation under Statement 143, the accounting we currently use will be modified to comply with this standard. We will adopt Statement 143 in the first quarter of 2003. We have formed an implementation team and have begun to analyze the impact of this statement, but, at this time, we are unable to predict whether its implementation will be material to our financial position or results of operations.

Derivatives

During 1998, the FASB issued Statement 133. This standard was effective for Cinergy beginning in 2001, and requires us to record derivative instruments, which are not exempt under certain provisions of Statement 133, as assets or liabilities, measured at fair value (i.e., mark-to-market). Our financial statements reflect the adoption of Statement 133 in the first quarter of 2001. Since many of our derivatives were previously required to use fair value accounting, the effects of implementation were not material.

Our adoption did not reflect the potential impact of applying fair value accounting to selected electricity options and capacity contracts. We had not historically accounted for these instruments at fair value because they were intended as either hedges of peak period exposure or sales contracts served with physical generation, neither of which were considered trading activities. At adoption, we classified these contracts as normal purchases or sales based on our interpretation of Statement 133 and in the absence of definitive guidance on such contracts. In June 2001, the FASB staff issued guidance on the application of the normal purchases and sales exemption to electricity contracts containing characteristics of options. While many of the criteria in this guidance are consistent with the existing guidance in Statement 133, some criteria were added. We adopted the new guidance in the third quarter of 2001, and the effects of implementation for these contracts were not material to our financial position or results of operations. We will continue to apply this guidance to any new electricity contracts that meet the definition of a derivative.

In December 2001, the FASB staff revised the current guidance to make the evaluation of whether electricity contracts qualify as normal purchases and sales more qualitative than quantitative. This new guidance uses several factors to distinguish between capacity contracts, which qualify for the normal purchases and sales exemption, and options, which do not. These factors include deal tenor, pricing structure, specification of the source of power, and various other factors. Based on a review of existing contracts, we do not believe this revised guidance, which is effective in the third quarter of 2002, will have a material impact on our financial position or results of operations upon adoption. However, given our activity in energy trading, it could increase volatility in future results.

In October 2001, the FASB staff released final guidance on the applicability of the normal purchases and sales exemption to contracts that contain a minimum quantity (a forward component) and flexibility to take additional quantity at a fixed price (an option component). While this guidance was issued primarily to address optionality in fuel supply contracts, it applies to all derivatives (subject to certain exceptions for capacity contracts in electricity discussed in the previous paragraphs). This guidance concludes that such contracts are not eligible for the normal purchases and sales exemption due to the existence of optionality in the contract. We adopted this guidance in the second quarter of 2002, consistent with the transition provisions. Cinergy has certain contracts that contain fixed-price optionality, primarily coal contracts, which we reviewed to determine the impact of this new guidance. Due to a lack of liquidity with respect to coal markets in our region, we determined that our coal contracts do not meet the net settlement criteria of Statement 133 and thus do not qualify as derivatives. Given these conclusions, the results of applying this new guidance were not material to our financial position or results of operations. However, any coal transactions that constitute trading activities will continue to be accounted for at fair value pursuant to EITF 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 98-10).

In May 2002, the FASB issued an exposure draft that would amend Statement 133 to incorporate certain implementation conclusions reached by the FASB staff. The proposed effective date would be the first quarter of 2003. We do not believe the amendment as currently drafted, will have a material effect on our financial position or results of operations.

Asset Impairment

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment of Long-Lived Assets (Statement 144). Statement 144 addresses accounting and reporting for the impairment or disposal of long-lived assets. Statement 144 was effective beginning with the first quarter of 2002. The impact of implementation on our financial position or results of operations was not material.

Energy Trading

The EITF has been discussing several issues related to the accounting and disclosure of energy trading activities under EITF 98-10. In June 2002, the EITF reached consensuses on two issues in EITF Issue 02-3 Accounting for Contracts Involved in Energy Trading and Risk Management Activities (EITF 02-3). First, a consensus was reached that all realized and unrealized gains and losses on energy trading contracts should be shown net in the income statement, whether or not settled physically. Cinergy’s policy as disclosed in Note 1(c) in the “Notes to Financial Statements” in “Item 1. Financial Information” has differed from this proposal in that while financial trading is presented net, physical trading (both gas and power) are presented gross. This consensus is effective for the third quarter of 2002, and will have a substantial impact on the revenues reported by Cinergy, CG&E, and PSI. However, Income Before Taxes and Net Income will not be affected by this change. We estimate that year-to-date revenue would be reduced by approximately 60 percent, 40 percent, and 35 percent for Cinergy, CG&E, and PSI, respectively.

Second, the EITF reached a consensus in EITF 02-3 that enhanced disclosure is warranted for energy trading activities, much of which we already provided in "Market Risk Sensitive Instruments and Positions". These disclosure requirements are effective for year-end 2002.

Additionally, the EITF has formed a working group to discuss the recognition of inception gains (inception value of new contracts when entered into) on energy trading transactions. The EITF is discussing whether such gains should be recorded when the fair values deriving those gains are based on models. Given that no decisions have been reached, we cannot conclude on whether the impacts of this proposal would be material to our financial position or results of operations. However, Cinergy’s inception gains on previous transactions are disclosed in a table with the line entitled “Inception value of new contracts when entered” located in “Market Risk Sensitive Instruments and Positions”. The SEC has requested that the EITF resolve this issue by the end of 2002 so that the impact of the consensus may be included in the annual filings of calendar year-end companies.

Other

As indicated above, in June 2002, the EITF reached consensus on certain issues in EITF 02-3. Effective with the quarter ending September 30, 2002, all companies will be required to adopt net reporting of energy trading activities as opposed to the previously accepted gross basis.

As a result of recent disclosures by a number of companies related to their participation in simultaneous buy-sell transactions, we completed a review of our trading activity for the fiscal years 2000 and 2001 and for the six months ended June 30, 2002. Specifically, we examined all trades to determine if there was both a valid business purpose and a transfer of risk (e.g., credit or performance). While we confirmed all trades were executed for valid business purposes, a very small number of trades were identified that did not involve a transfer of risk. These trades were immaterial as they represented less than three-tenths of one percent of revenues for the entire period reviewed and less than one percent of revenues for any reported period. These trades had no effect on reported net income.

Effective with the adoption of EITF 02-3, trading revenues and expenses will be presented on a net basis.

Other Matters

Employee Severance Programs

In March 2002, a Voluntary Early Retirement Program (VERP) offering was made to approximately 280 non-union employees. As a result of the 213 employees electing the VERP in the second quarter of 2002, Cinergy recorded expenses of approximately $34 million relating to benefits provided to the VERP participants.

In June 2002, a VERP was also offered to approximately 70 Utility Workers of America / Independent Utilities Union # 600 (IUU) employees. The cut-off date for accepting the plan was July 22, 2002. The costs of the IUU VERP, which will be determined based on the level of employee acceptance, will be recognized in the third quarter of 2002.

In the second quarter of 2002, Cinergy incurred approximately $13 million in additional expenses related to other employee severance programs.

Collective Bargaining Agreements

As discussed in the 2001 Form 10-K, the collective bargaining agreements of the IUU and the International Brotherhood of Electrical Workers # 1393 (IBEW) expired on April 1, 2002 and April 30, 2002, respectively. With regards to the contracts, the parties have negotiated new three-year agreements that will run through March 31, 2005 and April 30, 2005 for the IUU and IBEW, respectively.

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

Indiana Tax Law Changes

In June 2002, the Indiana Legislature passed a bill, which was signed by the Governor, containing new tax law provisions in Indiana that apply to both utility and non-utility companies with operations in the state. After review of the new provisions, we do not believe that the total impact of these changes will materially impact Cinergy or PSI.

Changes in Independent Public Accountants

On April 30, 2002, and as amended on May 15, 2002, Cinergy filed a Current Report on Form 8-K announcing that its board of directors approved the selection of Deloitte & Touche LLP as its independent public accountants for the fiscal year 2002, replacing Arthur Andersen LLP. The decision to change independent public accountants was not the result of any disagreements with Arthur Andersen LLP on matters of accounting principles or practices, financial statement disclosure or auditing scope and procedure. The transition to Deloitte & Touche LLP began in May 2002.

TOC

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This information is provided in, and incorporated by reference from, the "Market Risk Sensitive Instruments and Positions" section in "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations" in "Part I. Financial Information".

TOC

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

CITY OF NEWPORT, KENTUCKY

On January 29, 2002, ULH&P instituted litigation proceedings in the Campbell County Circuit Court in the Commonwealth of Kentucky against the City of Newport, Kentucky, City of Newport doing business as (d/b/a/) the Newport Water Works and also known as (a/k/a) City of Newport Water Department and the Kentucky Risk Management Association. The complaint states that on or about October 5, 2000, a water main owned and under the control of the City of Newport and/or the City of Newport d/b/a/ Newport Water Works and a/k/a/ City of Newport Water Department located in and underground at the Newport Shopping Center on Monmouth Street, Newport, Campbell County, Kentucky ruptured. The abrasive action of the pressurized stream of water combined with the sand, gravel, and dirt flowing directly on the surface of the natural gas main, caused a hole that breached the adjacent natural gas main of ULH&P. ULH&P has incurred total damages in excess of $3.5 million.

In February 2002, a third party complaint was filed by the City of Newport against the owners of the shopping center, Newport Company, Newport Associates, American Diversified Developments, Inc., and Newport Associates Limited Partnership. Subsequently, ULH&P filed a Second Amended Complaint naming the additional parties.

TOC

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) The documents listed below are being filed on behalf of Cinergy Corp., CG&E, PSI, and ULH&P and are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

                                                                                              Previously Filed
            Exhibit Designation      Registrant                Nature of Exhibit               as Exhibit to:
            -------------------      ----------                -----------------               --------------

                 3(ii)(a)          Cinergy Corp.     Amended By-Laws of Cinergy Corp.         Cinergy Corp. March
                                                     effective as of May 2, 2002.             31, 2002, Form 10-Q

                   10-yy           Cinergy Corp.     Amendment to the Amended and Restated    Cinergy Corp. March
                                                     Separation and Retirement Agreement and  31, 2002, Form 10-Q
                                                     Waiver and Release of Liability, between
                                                     Cinergy Corp. and Larry E. Thomas.

                   10-zz           Cinergy Corp.     Second Amendment to the Amended and
                                                     Restated Separation and Retirement
                                                     Agreement and Waiver and Release of
                                                     Liability, between Cinergy Corp. and
                                                     Larry E. Thomas.

        (b) The following reports on Form 8-K were filed during the quarter or prior to the filing of the Form 10-Q for the quarter ended June 30, 2002.

     Date of Report                  Registrant                             Item Filed
     --------------                  ----------                             ----------

 April 30, 2002           Cinergy Corp., CG&E, PSI, and       Item 4.  Changes in Registrant's
                          ULH&P                               Certifying Accountant

 May 15, 2002             Cinergy Corp., CG&E, PSI, and       Item 4.  Changes in Registrant's
                          ULH&P                               Certifying Accountant
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

                                               CINERGY CORP.
                                   THE CINCINNATI GAS & ELECTRIC COMPANY
                                              PSI ENERGY, INC.
                                  THE UNION LIGHT, HEAT AND POWER COMPANY
                                  ---------------------------------------
                                                  Registrants

Date:   August 13, 2002                     /s/   Bernard F. Roberts
                                                  ------------------
                                                  Bernard F. Roberts
                                                  Duly Authorized Officer
                                                            and
                                                  Chief Accounting Officer
TOC