Form 10-Q
period 2006-09-30
Duke Energy Ohio, Inc.
filed 2006-11-17
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.

1-1232	DUKE ENERGY OHIO, INC. (Formerly the Cincinnati Gas & Electric Company) (An Ohio Corporation) 139 East Fourth Street Cincinnati, Ohio 45202 (513) 421-9500	31-0240030

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Securities Exchange Act of 1934.

Large accelerated filer ☐                  Accelerated filer ☐                  Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

Duke Energy Ohio, Inc. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instruction H(2) of Form 10-Q.

As of October 31, 2006, shares of common stock outstanding were as follows:

Registrant	Description	Shares
Duke Energy Ohio, Inc.	Par value $8.50 per share	89,663,086

Item Number		Page Number
PART I. FINANCIAL INFORMATION

1.	Financial Statements
	Consolidated Statements of Operations for the Three Months Ended March 31, 2006; September 30, 2006 and 2005; Six Months Ended September 30, 2006 and the Nine Months Ended September 30, 2005, as revised	3
	Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005, as revised	4
	Consolidated Statements of Changes in Common Stockholder’s Equity and Comprehensive Income (Loss) for the Three Months Ended March 31, 2006, Six Months Ended September 30, 2006 and the Nine Months Ended September 30, 2005, as revised	6
	Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006, Six Months Ended September 30, 2006 and the Nine Months Ended September 30, 2005, as revised	7
	Notes to Unaudited Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Cinergy Merger with Duke Energy	34
	Results of Operations	35

4.	Controls and Procedures	38

PART II. OTHER INFORMATION

1.	Legal Proceedings	39

1A.	Risk Factors	39

6.	Exhibits	40

	Signatures	41

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Ohio, Inc’s (Duke Energy Ohio) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on company operations, including the economic, operational and other effects of hurricanes and ice storms;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The results of financing efforts, including Duke Energy Ohio’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy Ohio’s credit ratings and general economic conditions;
•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Ohio for Duke Energy’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy Ohio’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Ohio’s business units, including the timing and success of efforts to develop domestic power and other projects;
•	The performance of electric generation facilities;
•	The extent of success in connecting and expanding electric markets; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy Ohio has described. Duke Energy Ohio undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands)

	Successor		Predecessor
	Three Months Ended September 30,	Six Months Ended September 30,	Three Months Ended March 31,	Three Months Ended September 30,	Nine Months Ended September 30,
	2006	2006	2006	2005	2005
Operating Revenues
Non-regulated electric, natural gas, natural gas liquids and other	$468,457	$867,842	$421,069	$344,362	$944,196
Regulated electric	236,441	439,063	219,845	176,041	470,102
Regulated natural gas and natural gas liquids	71,425	165,252	321,965	69,148	475,970
Total operating revenues	776,323	1,472,157	962,879	589,551	1,890,268
Operating Expenses
Natural gas and petroleum products purchased	31,030	82,023	232,006	31,264	295,135
Operation, maintenance and other	168,168	341,081	173,180	127,092	417,267
Fuel used in electric generation and purchased power	297,939	547,618	195,852	201,484	481,995
Costs of fuel resold	29,917	58,451	44,291	47,310	137,528
Depreciation and amortization	94,478	187,066	67,918	74,718	200,491
Property and other taxes	56,054	110,897	68,192	51,392	162,938
Total operating expenses	677,586	1,327,136	781,439	533,260	1,695,354
(Losses) Gains on Sales of Other Assets and Other, net	(9,066)	(14,293)	26,069	33,160	103,845
Operating Income	89,671	130,728	207,509	89,451	298,759
Other Income and Expenses, net	6,051	12,937	8,195	4,610	11,908
Interest Expense	25,484	53,879	29,680	26,829	72,845
Income from Continuing Operations Before Income Taxes	70,238	89,786	186,024	67,232	237,822
Income Tax Expense from Continuing Operations	28,936	36,272	67,810	19,972	79,048
Income from Continuing Operations	41,302	53,514	118,214	47,260	158,774
Income (Loss) from Discontinued Operations, net of tax	19,051	(562)	(1,851)	15,425	42,200
Net Income	60,353	52,952	116,363	62,685	200,974
Dividends and Premiums on Redemption of Preferred and Preference Stock	—	—	164	211	634
Earnings Available for Common Stockholders	$60,353	$52,952	$116,199	$62,474	$200,340

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)

	Successor	Predecessor
	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$39,625	$9,674
Receivables (net of allowance for doubtful accounts of $4,839 at September 30, 2006 and $3,518 at December 31, 2005)	231,497	422,162
Inventory	134,902	177,638
Assets held for sale	136,012	—
Unrealized gains on mark-to-market and hedging transactions	53,740	543,787
Other	75,910	177,417
Total current assets	671,686	1,330,678
Investments and Other Assets
Restricted funds held in trust	51,530	58,189
Goodwill	2,176,527	—
Intangible assets	791,399	105,275
Unrealized gains on mark-to-market and hedging transactions	33,558	180,197
Assets held for sale	74,661	—
Other	25,572	27,067
Total investments and other assets	3,153,247	370,728
Property, Plant and Equipment
Cost	8,901,895	7,775,765
Less accumulated depreciation and amortization	1,864,914	2,815,852
Net property, plant and equipment	7,036,981	4,959,913
Regulatory Assets and Deferred Debits
Deferred debt expense	23,545	30,141
Regulatory assets related to income taxes	95,606	79,495
Other	547,472	462,888
Total regulatory assets and deferred debits	666,623	572,524
Total Assets	$11,528,537	$7,233,843

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In thousands, except per-share amounts)

	Successor	Predecessor
	September 30, 2006	December 31, 2005
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$308,073	$629,751
Notes payable and commercial paper	182,805	226,352
Taxes accrued	341,483	177,551
Interest accrued	23,616	24,438
Liabilities associated with assets held for sale	121,936	—
Current maturities of long-term debt and preferred stock	5,348	5,042
Unrealized losses on mark-to-market and hedging transactions	38,575	552,105
Other	93,984	212,724
Total current liabilities	1,115,820	1,827,963
Long-term Debt	1,866,692	1,638,027
Deferred Credits and Other Liabilities
Deferred income taxes	1,474,088	1,055,093
Investment tax credit	19,580	67,229
Accrued pension and other postretirement benefit costs	365,547	245,950
Regulatory liabilities	163,032	151,670
Unrealized losses on mark-to-market and hedging transactions	33,617	186,835
Liabilities associated with assets held for sale	51,083	—
Asset retirement obligations	43,808	41,423
Other	193,528	23,736
Total deferred credits and other liabilities	2,344,283	1,771,936
Commitments and Contingencies
Cumulative Preferred Stock Not Subject to Mandatory Redemption	—	20,485
Common Stockholder’s Equity
Common stock, $8.50 par value; 120,000,000 shares authorized and 89,663,086 shares outstanding at September 30, 2006 and December 31, 2005	762,136	762,136
Paid-in capital	5,425,968	603,249
Retained earnings	52,952	657,254
Accumulated other comprehensive loss	(39,314)	(47,207)
Total common stockholder’s equity	6,201,742	1,975,432
Total Liabilities and Common Stockholder’s Equity	$11,528,537	$7,233,843

See Notes to Unaudited Consolidated Financial Statements

PART 1

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
Successor
Six Months Ended September 30, 2006
Balance at April 1, 2006	$762,136	$3,973,777	$—	$—	$4,735,913
Net income			52,952		52,952
Other comprehensive income, net of tax effect of $436 Cash flow hedges				342	342

Total comprehensive income					53,294
Transfer of generating assets from Duke Energy(1)		1,452,191		(39,656)	1,412,535
Balance at September 30, 2006	$762,136	$5,425,968	$52,952	$(39,314)	$6,201,742

Predecessor
Three Months Ended March 31, 2006
Balance at January 1, 2006	$762,136	$603,249	$657,254	$(47,207)	$1,975,432
Net income			116,363		116,363
Other comprehensive income, net of tax effect of $86
Minimum pension liability adjustment				854	854
Cash flow hedges				897	897

Total comprehensive income					118,114
Dividends on common stock			(102,256)		(102,256)
Dividends on preferred stock			(164)		(164)
Other			(1)	1	—
Balance at March 31, 2006	$762,136	$603,249	$671,196	$(45,455)	$1,991,126
Nine Months Ended September 30, 2005
Balance at January 1, 2005	$762,136	$584,176	$610,232	$(37,831)	$1,918,713
Net income			200,974		200,974
Other comprehensive income, net of tax effect of $(2,289)
Minimum pension liability adjustment				332	332
Cash flow hedges				3,168	3,168

Total comprehensive income					204,474
Dividends on common stock			(250,086)		(250,086)
Dividends on preferred stock			(846)		(846)
Balance at September 30, 2005	$762,136	$584,176	$560,274	$(34,331)	$1,872,255

(1)	Includes $39,656 (net of tax benefit of $23,793) related to deferred losses on terminated cash flow hedges included in Accumulated Other Comprehensive Income (Loss).

See Notes to Unaudited Consolidated Financial Statements

PART 1

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Successor	Predecessor
	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006	Nine Months Ended September 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$52,952	$116,363	$200,974
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	187,066	67,918	200,491
Losses (gains) on sales of equity investments and other assets	14,293	(26,069)	(103,845)
Deferred income taxes	(94,574)	6,793	(32,449)
Regulatory asset/liability amortization	6,078	6,903	6,733
Accrued pension and postretirement benefit costs	21,184	8,234	21,470
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	(18,323)	(30,367)	115,518
Receivables	201,861	10,093	(363,131)
Inventory	(1,648)	56,177	(35,094)
Other current assets	45,411	67,659	(208,887)
Increase (decrease) in:
Accounts payable	(137,076)	(156,508)	494,516
Taxes accrued	107,657	49,735	103,694
Other current liabilities	(52,317)	(78,423)	6,244
Regulatory asset/liability deferrals	(9,224)	(799)	(13,472)
Other assets	81,476	20,110	34,187
Other liabilities	(44,239)	3,226	(24,232)
Net cash provided by operating activities	360,577	121,045	402,717
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(244,180)	(134,356)	(309,385)
Purchase of emission allowances	(133,147)	(161,492)	(296,244)
Sale of emission allowances	105,027	98,801	329,591
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	—	—	57
Withdrawal of restricted funds held in trust	—	8,137	23,153
Net cash used in investing activities	(272,300)	(188,910)	(252,828)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	77,153	139,806	—
Redemption of long-term debt	(78,266)	(1,255)	—
Redemption of preferred stock of subsidiaries	—	(20,485)	—
Notes payable and commercial paper	(55,566)	50,572	24,403
Dividends paid	—	(102,420)	(170,093)
Net cash provided by (used in) financing activities	(56,679)	66,218	(145,690)
Net increase (decrease) in cash and cash equivalents	31,598	(1,647)	4,199
Cash and cash equivalents at beginning of period	8,027	9,674	4,154
Cash and cash equivalents at end of period	$39,625	$8,027	$8,353

Supplemental Disclosures
Significant non-cash transactions:
Purchase accounting adjustments	$2,744,787	$—	$—
Allowance for funds used during construction (AFUDC) – equity component	$(1,661)	$(570)	$(804)
Transfer of generating assets from Duke Energy	$1,452,191	$—	$—
Dividends declared but not paid	$—	$—	$80,839

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation

Duke Energy Ohio, Inc. (Duke Energy Ohio) (formerly The Cincinnati Gas & Electric Company), an Ohio corporation organized in 1837, is a wholly owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through Duke Energy Kentucky, Inc. (Duke Energy Kentucky) (formerly Union Light, Heat and Power Company) in nearby areas of Kentucky. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and power marketing and trading business. Duke Energy Ohio’s principal subsidiary, Duke Energy Kentucky, a Kentucky corporation organized in 1901, provides electric and gas service in northern Kentucky. In October 2006, Cinergy and Duke Energy Ohio completed the sale of Duke Energy Ohio’s power marketing and trading business. See Note 10 for additional information.

On April 3, 2006, in accordance with their previously announced merger agreement, Duke Energy Corporation (Old Duke Energy) and Cinergy merged into wholly owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of Duke Energy common stock which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. See Note 2 for additional information regarding the merger. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Ohio and all majority-owned subsidiaries where Duke Energy Ohio has control, and those variable interest entities where Duke Energy Ohio is the primary beneficiary.

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Ohio’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market (MTM) valuations, changing commodity prices, and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Ohio’s Form 10-K for the year ended December 31, 2005 (2005 10-K).

Predecessor and Successor Reporting

In connection with the Duke Energy merger, Duke Energy acquired all of the outstanding common stock of Cinergy. The merger has been accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of the merger consummation date. Purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006. Except for an adjustment related to pension and other postretirement benefit obligations, as mandated by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the accompanying consolidated financial statements do not reflect any adjustments related to Duke Energy Ohio’s regulated operations that are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), which are comprised of Duke Energy Ohio’s regulated transmission and distribution and Duke Energy Kentucky. Under the rate setting and recovery provisions currently in place for these regulated operations which provide revenues derived from cost, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

Duke Energy Ohio’s Consolidated Statements of Operations subsequent to the merger include amortization expense relating to purchase accounting adjustments and depreciation of fixed assets based upon their fair value. Therefore, the Duke Energy Ohio financial data prior to the merger will not generally be comparable to its financial data subsequent to the merger. See Note 2 for additional information.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Due to the impact of the push-down accounting, the financial statement and certain note presentations separate Duke Energy Ohio’s presentations into two distinct periods, the period before the consummation of the merger (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented.

The fair values of the assets acquired and liabilities assumed for Duke Energy Ohio are preliminary and are subject to change as valuation analyses are finalized and remaining information on the fair values is received. The portion of the purchase price pushed down to Duke Energy Ohio is based on preliminary estimates of Duke Energy Ohio’s fair value relative to the preliminary fair value of other entities acquired. Adjustments to this preliminary allocation could be material and such adjustments could directly impact the amount recorded in Duke Energy Ohio’s common stock equity. See Note 2 for additional information.

Reclassifications and Revisions

Business Segments and Performance Measures

As a result of the merger with Duke Energy, effective in the second quarter of 2006, Duke Energy Ohio adopted new business segments, and the segment performance measure has been changed to earnings before interest and taxes (EBIT) from continuing operations. As a result, certain prior period amounts have been retroactively adjusted to conform to the new segment presentation and measures. See Note 11 for further discussion of segments.

Conforming Changes in Accounting and Reporting

Emission Allowance Accounting

Effective with the merger between Duke Energy and Cinergy, Duke Energy Ohio classifies emission allowances as Intangible Assets in the accompanying Consolidated Balance Sheets and includes cash flows from purchases and sales of emission allowances as investing activities. Historically, Duke Energy Ohio classified emission allowances as Inventory and Other non-current assets in the Consolidated Balance Sheets, presented revenues from sales of emission allowances as operating revenues and the cost of emission allowances sold as cost of fuel resold in the Consolidated Statements of Operations and presented cash flows from purchases and sales of emission allowances as operating activities in the accompanying Consolidated Statements of Cash Flows. The classification of Inventory or Other non-current assets was determined by the emission allowances vintage year. Duke Energy Ohio changed its method of accounting for emission allowances in connection with their application of push-down accounting in order to conform to the accounting policies of Duke Energy. Emission allowances, which do not have an expiration date, are recognized in earnings as they are consumed or sold. As a result of this change in classification, gains or losses on sales of emission allowances are presented on a net basis in Gain (Loss) on Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations and purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio recorded the change in accounting policy in accordance with SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3”. SFAS No. 154 requires that a change in accounting policy be made through retrospective application of the new policy to all prior periods presented. This change does not impact income from continuing operations, net income, total assets, or cash flows from financing activities as previously presented. A summary of the financial statement items affected by the retroactive application of this change in accounting principle is as follows:

	Successor(1)		Predecessor(1)
	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions)
Total Operating Revenues
Before reclassification of emission allowances	$820	$1,558	$1,007	$635	$2,026
Effect of emission allowance reclassification	(44)	(86)	(44)	(45)	(136)

After reclassification of emission allowances	$776	$1,472	$963	$590	$1,890

Total Operating Expenses
Before reclassification of emission allowances	$731	$1,427	$799	$545	$1,727
Effect of emission allowance reclassification	(53)	(100)	(18)	(12)	(32)

After reclassification of emission allowances	$678	$1,327	$781	$533	$1,695

(Losses) Gains on Sales of Other Assets and Other, net
Before reclassification of emission allowances	$—	$—	$—	$—	$—
Effect of emission allowance reclassification	(9)	(14)	26	33	104

After reclassification of emission allowances	$(9)	$(14)	$26	$33	$104

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
	September 30, 2006	December 31, 2005
	(in millions)
Inventory
Before reclassification of emission allowances	$227	$226
Effect of emission allowance reclassification	(92)	(48)

After reclassification of emission allowances	$135	$178

Other Assets
Before reclassification of emission allowances	$474	$46
Effect of emission allowance reclassification	(448)	(19)

After reclassification of emission allowances	$26	$27

Intangible Assets
Before reclassification of emission allowances	$251	$38
Effect of emission allowance reclassification	540	67

After reclassification of emission allowances	$791	$105

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

	Successor(1)	Predecessor(1)
	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006	Nine Months Ended September 30, 2005
	(in millions)
Cash Flows from Operating Activities
Before reclassification of emission allowances	$333	$58	$436
Effect of emission allowance reclassification	28	63	(33)

After reclassification of emission allowances	$361	$121	$403

Cash Flows from Investing Activities
Before reclassification of emission allowances	$(244)	$(126)	$(286)
Effect of emission allowance reclassification	(28)	(63)	33

After reclassification of emission allowances	$(272)	$(189)	$(253)

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

Assets Held for Sale

When a determination is made that a long-lived asset or asset group should be classified as an asset “held for sale” pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the long-lived asset or asset group is presented on the Consolidated Balance Sheet with the current and non-current portions separately presented based upon their previous classification (prior to meeting the “held for sale” criteria). Prior period balance sheets are not retrospectively adjusted for current period assets held for sale to conform to the current year presentation. Historically, Duke Energy Ohio classified all “held for sale” amounts as non-current and adjusted their Consolidated Balance Sheets retrospectively to conform to the current presentation. This change in presentation has been adopted in order for the Duke Energy Ohio financial statements to conform to the Duke Energy presentation as a result of push-down accounting. See Note 10 for additional information.

Reclassifications

The financial statements have been reclassified to conform with Duke Energy’s format. Certain other prior period amounts have been reclassified to conform to current year presentation. Such reclassifications include the reclassification of income from continuing operations from Duke Energy Ohio’s commercial marketing and trading business to discontinued operations. See Note 10 for additional information.

Use of Estimates

To conform with generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes to Consolidated Financial Statements. Although these estimates are based on management’s best available knowledge at the time, actual results could differ from those estimates.

Accounting for Excise Taxes

Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis.

Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for the three months ended September 30, 2006, March 31, 2006, and September 30, 2005, six months ended September 30, 2006 and the nine months ended September 30, 2005 were as follows:

Successor(1)		Predecessor(1)
Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions)
$28	$55	$38	$26	$89

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Regulation

Duke Energy Ohio’s utility operating companies use the same accounting policies and practices for financial reporting purposes as non-regulated companies under GAAP. However, sometimes actions by its regulators, the Federal Energy Regulatory Commission (FERC) and the state utility commissions, result in accounting treatment different from that used by non-regulated companies. When this occurs, Duke Energy Ohio applies the provisions of SFAS No. 71, “Accounting for the Effect of Certain Types of Regulation” (SFAS No. 71). In accordance with SFAS No. 71, Duke Energy Ohio records regulatory assets and liabilities (expenses deferred for future recovery from customers or amounts provided in current rates to cover costs to be incurred in the future, respectively) on its Consolidated Balance Sheets.

Pursuant to the consummation of the merger between Duke Energy and Cinergy and the application of purchase accounting, a revaluation of the defined benefit plans was completed and resulted in the recognition of a regulatory asset of approximately $152 million for Duke Energy Ohio. During the third quarter of 2006 the regulatory asset was adjusted by $10 million to $142 million due to the receipt of additional information regarding the revaluation of the defined benefit plans. For additional information on purchase accounting, see Notes 1 and 2.

Duke Energy Ohio has a Regulatory Transition Charge (RTC) of approximately $350.6 million and $413.7 million as of September 30, 2006 and December 31, 2005, respectively, which is classified in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets. The RTC resulted from comprehensive deregulation legislation passed in the state of Ohio in 1999 and has been approved by the Public Utilities Commission of Ohio (PUCO) to be recovered over a ten-year period beginning January 1, 2001.

2. Duke Energy/Cinergy Merger

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information on the merger, purchase accounting and Predecessor and Successor reporting). For accounting purposes, the effective date of the merger was April 1, 2006. The merger combines the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States (Midwest). The merger is anticipated to provide more regulatory, geographic, and weather diversity to Duke Energy’s earnings. In connection with the merger, Duke Energy issued 1.56 shares of Duke Energy common stock for each outstanding share of Cinergy common stock, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Based on the market price of Duke Energy common stock during the period, including the two trading days before, through the two trading days after, May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction is valued at approximately $9.1 billion and has resulted in preliminary goodwill recorded at Duke Energy Ohio of approximately $2.2 billion.

The amount of goodwill results from significant strategic and financial benefits expected to be realized by Duke Energy Ohio including:

•	increased financial strength and flexibility;
•	stronger utility business platform;
•	greater scale and fuel diversity, as well as improved operational efficiencies for the merchant generation business;
•	broadened electric distribution platform;
•	improved reliability and customer service through the sharing of best practices;
•	increased scale and scope of the electric and gas businesses with stand-alone strength;
•	complementary positions in the Midwest;
•	greater customer diversity;
•	combined expertise; and
•	significant cost savings synergies.

As discussed in Note 1 above, purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Purchase price allocation and goodwill

The following table summarizes the differences between the estimated fair values and the carrying values of the Duke Energy Ohio assets and liabilities at the date of acquisition (certain fair values are preliminary and are subject to change including the amount of goodwill in total and the amount allocated to Duke Energy Ohio as valuation analyses are finalized and remaining information on the fair values is received).

	(amounts in millions)
Purchase price
Total purchase price		$4,736 (1)
Less Duke Energy Ohio net book value at acquisition		(1,991)

Excess purchase price		$2,745
Preliminary Fair value adjustments to assets acquired
Current assets	$(6)
Property, plant, and equipment(2)	(284)
Intangibles	(736)
Regulatory assets and deferred debits	(140)
Preliminary Fair value adjustments to liabilities assumed
Current liabilities	8
Accrued pension and post-retirement benefit costs	131
Deferred taxes	337
Other non-current liabilities	122

		(568)

Goodwill		$2,177

(1)	Allocation of purchase price to Duke Energy Ohio was based on relative fair value of entities acquired (including Duke Energy Ohio) compared to a total purchase price of $9,111 million for Cinergy Corp. See Note 1 for additional information.
(2)	Amounts recorded for regulated property, plant, and equipment by Duke Energy Ohio on the acquisition date include approximately $1,510 million, related to accumulated depreciation of acquired assets.

Goodwill recorded by Duke Energy Ohio as of September 30, 2006 resulting from Duke Energy’s merger with Cinergy is $2,177 million. The approximate $4 million increase in goodwill resulting from the merger at September 30, 2006 compared to the June 30, 2006 initial allocation is a result of changes in valuations due to additional information received after the June 30, 2006 preliminary valuation. The valuation and other assessment procedures required to allocate this goodwill to the appropriate reporting units and reportable segments are currently in process and are anticipated to be completed during 2006. See Note 9 for additional information.

The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the merger with Duke Energy had occurred at the beginning of each of the periods presented:

Unaudited Consolidated Pro Forma Results (Predecessor)

	Three Months Ended March 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions)
Operating revenues	$971	$595	$1,904
Income from continuing operations	95	22	78
Net income	93	37	120
Earnings available for common stockholders	93	37	120

Pro forma results for the three months and six months ended September 30, 2006 are not presented since the merger occurred at the beginning of the periods presented. Additionally, pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of Cinergy’s merger with Duke Energy. The pre-tax impacts of purchase accounting on the results of operations of Duke Energy Ohio are expected to be charges of approximately $110 million to $120 million during 2006.

Prior to consummation of the merger, certain regulatory approvals were received from the state utility commissions and the FERC. See Note 13 for a discussion of the regulatory impacts of the merger.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

3. Common Stock

Cinergy owns all of the common stock of Duke Energy Ohio. In April 2006, Duke Energy acquired 100 percent of Cinergy’s outstanding stock for 1.56 shares of Duke Energy common stock per outstanding share of Cinergy common stock. This conversion resulted in the issuance of approximately 313 million shares of Duke Energy common stock. See Note 2 for additional information.

In April 2006, Duke Energy Ohio filed a petition with the FERC for a declaratory ruling that its payment of dividends out of its paid-in capital account, using the balance transferred from the retained earnings account, resulting from purchase accounting arising from the Duke Energy/Cinergy merger, would not violate section 305(a) of the Federal Power Act, which generally precludes the payment of dividends out of paid-in capital. Such a ruling was necessary because purchase/push-down accounting reset retained earnings to zero as of April 3, 2006, thus precluding Duke Energy Ohio from using pre-merger retained earnings to pay dividends. Without this approval, Duke Energy Ohio’s ability to pay dividends would have been constrained to earnings since April 3, 2006. In May 2006, the FERC issued an order approving Duke Energy Ohio’s petition.

4. Preferred Stock

In March 2006, Duke Energy Ohio redeemed all outstanding shares of its $16.98 million notional amount 4% Cumulative Preferred Stock and its $3.5 million notional amount 4.75% Cumulative Preferred Stock at a price of $108 per share and $101 per share, respectively, plus accrued and unpaid dividends.

5. Inventory

Inventory is recorded at the lower of cost or market value, primarily using the average cost method.

	Successor(1)	Predecessor(1)
	September 30, 2006	December 31, 2005
	(in millions)
Inventory
Fuel for use in electric production	$74	$58
Other materials and supplies	56	49
Gas stored for current use	5	71

Total Inventory	$135	$178

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

6. Debt and Credit Facilities

Duke Energy Ohio receives support for its short-term borrowing needs from its parent entity, Cinergy, whose short-term borrowings consist primarily of unsecured revolving lines of credit and sale of commercial paper. During June 2006, Cinergy and its subsidiaries, including Duke Energy Ohio, amended their multi-year syndicated $2 billion revolving credit facility to extend the expiration date from September 2010 to June 2011, to reduce costs, and to conform the terms to those found in the legacy Duke Energy facilities. This credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year and contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65%. The credit facility also contains a $500 million borrowing sub limit for Duke Energy Ohio and a $100 million borrowing sub limit for Duke Energy Kentucky.

Cinergy’s credit agreement contains various financial and other covenants; however, Cinergy’s credit agreement does not include material adverse change clauses or any covenants based on credit ratings. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of September 30, 2006, Cinergy was in compliance with those covenants. In addition, the credit agreement allows for acceleration of payments or termination of the agreement due to nonpayment or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries.

In addition, Duke Energy Ohio maintains uncommitted lines of credit. These facilities are not firm sources of capital but rather informal agreements to borrow money, subject to availability, with pricing determined at the time of advance.

Duke Energy Ohio participates with Cinergy and other Cinergy subsidiaries in a money pool arrangement to better manage cash and working capital requirements. As of September 30, 2006 and December 31, 2005, approximately $183 million and $114 million,

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

respectively, was outstanding under this arrangement and is a component of Notes Payable and Commercial Paper on the Consolidated Balance Sheets.

As of September 30, 2006, approximately $96 million of pollution control bonds which are short-term obligations by nature, were classified as long-term debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy Ohio’s sub limit of Cinergy’s credit facility with non-cancelable terms in excess of one year as of the balance sheet date give it the ability to refinance these short-term obligations on a long-term basis. As of December 31, 2005, $112 million of pollution control bonds were classified as a component of Notes Payable and Commercial Paper on the Consolidated Balance Sheets.

In August 2006, Duke Energy Kentucky issued approximately $77 million principal amount of floating rate tax-exempt notes due August 1, 2027. Proceeds from the issuance were used to refund a like amount of debt on September 1, 2006 outstanding at Duke Energy Ohio. The Duke Energy Ohio debt was assumed by Duke Energy Kentucky as part of the recent transfer of generating assets from Duke Energy Ohio to Duke Energy Kentucky. Approximately $27 million of the floating rate debt was swapped to a fixed rate concurrent with closing.

7. Employee Benefit Obligations

Duke Energy Ohio participates in pension and other postretirement benefit plans sponsored by Cinergy. Cinergy’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements. Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plans’ assets consist of investments in equity and debt securities. In addition, Cinergy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Cinergy also provides certain health care and life insurance benefits to retired United States employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

There were no qualified pension benefit contributions for either the three months ended March 31, 2006 or June 30, 2006. Duke Energy contributed approximately $124 million to the legacy Cinergy qualified pension plans in third quarter 2006. No additional contributions are planned for 2006.

Duke Energy Ohio’s net periodic benefit costs as allocated by Cinergy were as follows:

	Successor(1)		Predecessor(1)
	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions)
Qualified Pension Benefits	$7.2	$14.6	$5.5	$4.4	$13.1
Non-Qualified Pension	$0.2	$0.4	$0.2	$0.1	$.5
Other Postretirement	$3.0	$6.0	$2.5	$2.6	$7.8

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

Upon consummation of the merger with Duke Energy, all defined benefit plan obligations were remeasured. Cinergy updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit cost to be allocated to Duke Energy Ohio.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

8. Acquisitions and Dispositions

Transfer of Certain Duke Energy Generating Assets to Duke Energy Ohio

In April 2006, Duke Energy contributed to Duke Energy Ohio its ownership interest in five plants, representing a mix of combined cycle and peaking plants, with a combined capacity of 3,600 megawatts (MWs), as follows:

Generating Plant	Location	Ownership Interest	Fuel Type	Owned MW Capacity
Fayette	Fayette County, Pennsylvania	100%	Gas	620
Hanging Rock	Lawrence County, Ohio	100	Gas	1,240
Lee	Lee County, Illinois	100	Gas	640
Vermillion	Vermillion County, Indiana	75	Gas	480
Washington	Washington County, Ohio	100	Gas	620

				3,600

The transaction was effective in April 2006 and was accounted for at Duke Energy’s net book value for these assets. The entities holding these generating plants, which were indirect subsidiaries of Duke Energy, were first distributed to Duke Energy, which then contributed them to Cinergy which, in turn, contributed them to Duke Energy Ohio. In the final step, the entities were then merged into Duke Energy Ohio.

In connection with the contribution of these assets, Duke Energy Ohio assumed certain related liabilities. In particular, Duke Energy Ohio assumed from Duke Energy all payment, performance, and other obligations of Duke Energy, with respect to certain deferred tax liabilities related to the assets. The following table summarizes this transaction for Duke Energy Ohio:

(in millions)
Assets Received
Generating Assets	$1,563
Other Assets	74

Total Assets Received	$1,637

Liabilities Assumed
Deferred Tax Liabilities	$181
Other	4

Total Liabilities Assumed	$185

Contributed Capital from Duke Energy	$1,452

The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the transaction had occurred at the beginning of each of the periods presented:

Unaudited Consolidated Pro Forma Results (Predecessor)

	Three Months Ended March 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions)
Operating revenues	$971	$632	$2,018
Income from continuing operations	107	40	136
Net income	105	55	178
Earnings available for common stockholders	105	55	177

These pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of the transfer of the ownership interest in the five plants. As part of this transaction, Duke Capital LLC (Duke Capital), a subsidiary of Duke Energy, agreed to reimburse Duke Energy Ohio through April 2016 in the event of certain cash shortfalls that may result from Duke Energy Ohio’s ownership of the five stations. During the third quarter of 2006, Duke Capital reimbursed Duke Energy Ohio $1.9 million for

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

cash shortfalls that occurred during the second quarter. However, as a result of the calculation pertaining to the 3rd quarter 2006 performance of the five stations, the $1.9 million received by Duke Energy Ohio from Duke Capital will be returned to Duke Capital during the fourth quarter of 2006. Duke Energy Ohio reflects any payments received or the return of amounts previously received in Common Stockholder’s Equity.

9. Goodwill and Intangibles

Goodwill

Duke Energy Ohio evaluates the impairment of goodwill under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As discussed further in Note 2, in April 2006, Duke Energy and Cinergy consummated the merger, which resulted in Duke Energy Ohio recording preliminary goodwill of approximately $2.2 billion. The following table shows the changes in goodwill for the three months ended March 31, 2006 and six months ended September 30, 2006:

Carrying Amount of Goodwill

Successor(1)			Predecessor(1)
Balance at April 1, 2006	Changes	Balance at September 30, 2006	Balance at December 31, 2005	Changes	Balance at March 31, 2006
(in millions)
$2,173	$4(2)	$2,177	$—	$—	$—

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	The approximate $4 million increase in goodwill from the merger is a result of changes in valuations due to additional information received after the June 30, 2006 preliminary valuation. See Note 2 for additional information.

Intangible Assets

Effective with the merger between Duke Energy and Cinergy, Duke Energy Ohio’s emission allowances are classified as and accounted for as Intangible assets under SFAS No. 142. The predecessor amounts also have been reclassified to show this presentation. Emission allowances were previously included in Inventory and Other non-current assets. See Note 1 for more information on this change in accounting principle.

The carrying amount and accumulated amortization of intangible assets are as follows:

	Successor(1)	Predecessor(1)	Weighted Average Life September 30, 2006(2)
	September 30, 2006	December 31, 2005
	(in millions)
Emission allowances	$540	$67
Gas, coal, and power contracts	275	29	19 yrs.
Other	7	18	7 yrs.

Total intangible assets	$822	$114

Accumulated amortization—gas, coal, and power contracts	(28)	(7)
Accumulated amortization—other	(3)	(2)

Total accumulated amortization	$(31)	$(9)

Total intangible assets, net	$791	$105
(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	Emission allowances do not have a contractual term or expiration date.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The carrying value of emission allowances sold or consumed for Duke Energy Ohio were as follows:

Successor(1)		Predecessor(1)
Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
(in millions)
$100	$188	$36	$87	$182
(1)	See Note 1 for additional information on Predecessor and Successor reporting.

Amortization expense for Duke Energy Ohio for the remaining intangible assets is presented for the periods below:

Successor(1)		Predecessor(1)
Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
(in millions)
$14	$28	$1	$1	$2
(1)	See Note 1 for additional information on Predecessor and Successor reporting.

The table below shows the expected amortization expense for the next five years for intangible assets (including emission allowances) as of September 30, 2006. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts.

2007	2008	2009	2010	2011
$155	$103	$73	$232	$10

The amortization amounts discussed above are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances, additional intangible asset acquisitions and other events.

Intangible Liabilities

Duke Energy Ohio has intangible liabilities of $134 million as of September 30, 2006 associated with its Market-Based Standard Service Offer (MBSSO) and other power sale contracts, which are $89 million and $45 million, respectively, that will be recognized in earnings over their contractual lives. Intangible liabilities are classified as Other non-current liabilities on the Consolidated Balance Sheets. The amounts expected to be recognized in earnings over the next five years are as follows:

2007	2008	2009	2010	2011
$44	$73	$6	$6	$4

10. Discontinued Operations

In June 2006, Duke Energy announced it had reached an agreement to sell certain Duke Energy Ohio trading contracts to Fortis, a Benelux-based financial services group. In October 2006, the sale was completed. Cash proceeds attributable to the Duke Energy Ohio trading contracts were approximately $32 million on a pre-tax basis. Duke Energy Ohio does not expect to record a material pre-tax gain or loss associated with this transaction. Results of operations for these trading contracts, including prior periods, have been reflected in Income (Loss) from Discontinued Operations, net of tax, including prior periods for Duke Energy Ohio. As of September 30, 2006, assets and liabilities to be disposed of under the exit plan were classified as Assets held for sale in the Consolidated Balance Sheets.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The following tables reflect the assets and liabilities, the results of operations, and the income (loss) on disposal related to investments accounted for as discontinued operations for the three months and six months ended September 30, 2006, three months ended March 31, 2006, and September 30, 2005, and the nine months ended September 30, 2005:

	Successor(1)		Predecessor(1)
	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions)
Revenues	$34.7	$5.7	$8.7	$45.4	$98.2
Operating Income (Loss)
Income (Loss) Before Taxes	30.3	(0.9)	(2.9)	25.0	68.5
Income Tax Expense (Benefit)	11.3	(0.3)	(1.0)	9.6	26.3

Income (Loss) from Discontinued Operations, net of tax	$19.0	$(0.6)	$(1.9)	$15.4	$42.2

Net Loss on Dispositions
Pre-tax loss on dispositions	$—	$—	$—	$—	$—
Income tax (benefit) expense	—	—	—	—	—
Loss on dispositions, net of tax	—	—	—	—	—

Total Income (Loss) from Discontinued Operations, net of tax	$19.0	$(0.6)	$(1.9)	$15.4	$42.2

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
	September 30, 2006	December 31, 2005
	(in millions)
Assets
Current assets	$136	$—
Other assets	75	—

Total Assets	$211	$—
Liabilities
Current liabilities	$122	$—
Other	51	—

Total Liabilities	$173	$—
(1)	See Note 1 for additional information on Predecessor and Successor reporting.

11. Business Segments

In conjunction with the merger with Duke Energy, effective April 3, 2006, Duke Energy Ohio adopted business segments that management believes aligns the various operations of the merged companies with how the chief operating decision maker views the business. Accordingly, effective with the second quarter of 2006, the reportable business segments pertinent to Duke Energy Ohio are: U.S. Franchised Electric & Gas and Commercial Power. All prior period amounts have been restated to reflect the current segment presentation. Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. All of the business units are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

The remainder of Duke Energy Ohio’s operations are presented as “Other.” While it is not considered a business segment, “Other” for Duke Energy Ohio includes governance costs.

U.S. Franchised Electric & Gas consists of Duke Energy Ohio’s and its subsidiaries’ regulated electric and gas transmission and distribution systems and its regulated electric generation in Kentucky. U.S. Franchised Electric & Gas plans, constructs, operates and maintains Duke Energy Ohio’s transmission and distribution systems and delivers gas and electric energy to consumers. These businesses are subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Commercial Power primarily consists of Duke Energy Ohio’s non-regulated generation in Ohio and the recently acquired merchant generation assets discussed in Note 8 and the energy risk management activities associated with those assets. Commercial Power also performs energy marketing and trading activities. In October 2006, Duke Energy completed the sale of Commercial Power’s energy marketing and trading activities. These activities are included in the Commercial Power segment balance sheet presentation, however, they are not included in the income statement presentation since they are classified in (Loss) Income from Discontinued Operations, net of tax, which is below the Income from Continuing Operations line on the Consolidated Statements of Operations. See Note 10 for additional information.

Management evaluates segment performance based on EBIT from continuing operations. Cash, cash equivalents, and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as unaffiliated revenues and expenses in the accompanying Consolidated Financial Statements.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio Business Segment Data(1)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations Before Income Taxes
	(in millions)
Successor(2)
Three Months Ended September 30, 2006
U.S. Franchised Electric & Gas	$308	$—	$308	$47
Commercial Power	468	—	468	67
Total reportable segments	776	—	776	114
Other	—	—	—	(24)
Interest expense	—	—	—	(25)
Interest income and other	—	—	—	5
Total consolidated	$776	$—	$776	$70

Six Months Ended September 30, 2006
U.S. Franchised Electric & Gas	$605	$—	$605	$67
Commercial Power	867	1	868	103
Total reportable segments	1,472	1	1,473	170
Other	—	—	—	(36)
Eliminations	—	(1)	(1)	—
Interest expense	—	—	—	(54)
Interest income and other	—	—	—	10
Total consolidated	$1,472	$—	$1,472	$90

Predecessor(2)
Three Months Ended March 31, 2006
U.S. Franchised Electric & Gas	$543	$—	$543	$80
Commercial Power	420	1	421	166
Total reportable segments	963	1	964	246
Other	—	—	—	(39)
Eliminations	—	(1)	(1)	—
Interest expense	—	—	—	(30)
Interest income and other	—	—	—	9
Total consolidated	$963	$—	$963	$186

Three Months Ended September 30, 2005
U.S. Franchised Electric & Gas	$295	$—	$295	$48
Commercial Power	295	49	344	69
Total reportable segments	590	49	639	117
Other	—	—	—	(27)
Eliminations	—	(49)	(49)	—
Interest expense	—	—	—	(27)
Interest income and other	—	—	—	4
Total consolidated	$590	$—	$590	$67

Nine Months Ended September 30, 2005
U.S. Franchised Electric & Gas	$1,074	$—	$1,074	$166
Commercial Power	816	128	944	205
Total reportable segments	1,890	128	2,018	371
Other	—	—	—	(72)
Eliminations	—	(128)	(128)	—
Interest expense	—	—	—	(73)
Interest income and other	—	—	—	12
Total consolidated	$1,890	$—	$1,890	$238

(1)	Segment results exclude results of discontinued operations.
(2)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Segment assets in the following table are net of intercompany advances, intercompany notes receivable, intercompany current assets, intercompany derivative assets, and investments in subsidiaries.

Total segment assets at September 30, 2006 and December 31, 2005 are as indicated below:

	Successor(1)	Predecessor(1)
	September 30, 2006	December 31, 2005
	(in millions)
Duke Energy Ohio Segment Assets
U.S. Franchised Electric & Gas	$4,006	$3,523
Commercial Power	5,238	3,496

Total reportable segments	9,244	7,019
Unallocated goodwill(3)	2,177	—
Eliminations(2)	108	215

Total consolidated assets	$11,529	$7,234

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	Eliminations include accounts and notes receivable from affiliates and short and long-term intercompany energy risk management assets.
(3)	Goodwill recorded as of September 30, 2006 resulting from Duke Energy’s merger with Cinergy is $2,177 million. The valuation and other assessment procedures required to allocate this goodwill to the appropriate reporting units and reportable segments is currently in process and is anticipated to be completed by the end of 2006. (see Note 2).

12. Risk Management Instruments

Energy Trading Credit Risk

Duke Energy Ohio’s extension of credit for energy marketing and trading is governed by Duke Energy’s Corporate Credit Policy. Written guidelines approved by Duke Energy documents various required credit activities including credit limit delegation and approval limits, underwriting rating criteria, and certain other credit management standards. Exposures to credit risks are monitored daily by the Corporate Credit Risk function, which is independent of all trading operations. As of September 30, 2006, 80 percent of Duke Energy Ohio’s credit exposure, net of credit collateral, related to energy trading and marketing activity was with counterparties rated investment grade or the counterparties’ obligations were guaranteed or secured by an investment grade entity. The majority of these investment grade counterparties are externally rated. If a counterparty has an external rating, the lower of Standard & Poor’s Ratings Services or Moody’s Investors Service is used; otherwise, Duke Energy’s internal rating of the counterparty is used. Duke Energy Ohio’s remaining 20 percent represents net credit exposure of $33 million with counterparties rated non-investment grade.

As of September 30, 2006, Duke Energy Ohio did not have a concentration of trading credit exposure with any counterparty accounting for greater than 10 percent of its total trading credit exposure.

Energy commodity prices can be extremely volatile and the market can, at times, lack liquidity. Because of these issues, credit risk for energy commodities is generally greater than with other commodity trading.

Duke Energy Ohio continually reviews and monitors its credit exposure to all counterparties and secondary counterparties. If appropriate, Duke Energy Ohio may adjust the credit reserves to attempt to compensate for increased credit risk within the industry. Counterparty credit limits may be adjusted on a daily basis in response to changes in a counterparty’s financial status or public debt ratings.

Derivatives

Generation Portfolio Optimization

Duke Energy Ohio attempts to optimize the value of its non-regulated portfolio. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio. The majority of the component pieces of the portfolio are accounted for using the accrual method. However, with the issuance of SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149),” certain forward power transactions and certain coal transactions from management

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

of the portfolio are accounted for at fair value. As a result, these forward sales and purchases are subject to earnings volatility via mark-to-market gains or losses from changes in the value of the contracts accounted for using fair value. In addition, the generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations. This is primarily related to the Midwestern generation assets transferred from Duke Energy (see Note 8). A spark spread sensitivity on these megawatt hour (MWh) was immaterial at September 30, 2006.

Trading & Marketing

Duke Energy Ohio measures the market risk inherent in the trading portfolio employing value at risk (VaR) analysis, as discussed in the 2005 10-K. The change in VaR from the 2005 10-K was not material to Duke Energy Ohio’s financial position or results of operations.

Generation Related Cash Flow Hedges

In connection with Duke Energy’s contribution of its unregulated generating assets to Duke Energy Ohio, Duke Energy Ohio assumed approximately $63 million of pre-tax deferred losses associated with contracts formerly designated as cash flow hedges of forecasted power sales and gas purchases from Duke Energy’s Midwestern generation fleet. See Note 8 for additional information. These contracts were sold by Duke Energy in 2005 and the deferred losses remain on the Consolidated Balance Sheet in Accumulated Other Comprehensive Income (AOCI) until the related hedged transactions (gas purchases and power sales) occur. As of September 30, 2006, $26 million of the pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Total Return Swap

In connection with the Fortis transaction discussed in Note 10, on October 1, 2006 Duke Energy Ohio entered into a series of Total Return Swaps (TRS) with Fortis, which will be accounted for as mark-to-market derivatives. The fair value of the TRS offsets the net fair value of the underlying contracts that will be transferred to Fortis. The TRS will be cancelled as the underlying contracts are transferred to Fortis.

Also in connection with the sale to Fortis, Duke Energy provided Fortis cash equal to the net cash collateral received by Duke Energy under the contracts.

13. Regulatory Matters

Regulatory Merger Approvals

As discussed in Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO) and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•	The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to Duke Energy Ohio’s gas and electric consumers in Ohio for one year, with both reductions beginning January 1, 2006. In April 2006, the Office of the Ohio Consumers’ Council (OCC) filed a Notice of Appeal with the Supreme Court of Ohio, requesting the Court remand the PUCO’s merger approval for a full evidentiary hearing. The OCC alleged that the PUCO improperly failed to: (i) set the matter for a full evidentiary hearing; (ii) consider evidence regarding the transfer of certain DENA assets to Duke Energy Ohio; and (iii) lift the stay on discovery. Duke Energy Ohio and the OCC settled this matter and in June 2006, the Court granted the OCC’s motion to dismiss. As of September 30, 2006, Duke Energy Ohio has returned $11 million and $15 million, respectively, on each of these rate reductions.
•	The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to Duke Energy Kentucky customers over five years, ending when new rates are established in the next rate case after January 1, 2008. As of September 30, 2006, Duke Energy Kentucky has returned $1 million to customers on this rate reduction.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The FERC approved the merger without conditions. In January 2006, Public Citizen’s Energy Program, Citizens Action Coalition of Indiana, Inc., Ohio Partners for Affordable Energy and Southern Alliance for Clean Energy requested rehearing of the FERC approval. In February 2006, the FERC issued an order granting rehearing of FERC’s order for further consideration. A decision by the FERC is expected in the fourth quarter of 2006.

Duke Energy Ohio Electric Rate Filings

Duke Energy Ohio operates under a Market Based Standard Service Offer (MBSSO) which was approved by the PUCO in November 2004. In March 2005, the OCC appealed the Commission’s approval of the MBSSO to the Supreme Court of Ohio. The Supreme Court of Ohio recently ruled on the MBSSO’s for two other Ohio utilities, and in each of those rulings, upheld the market prices charged by the utility to its consumers as approved by the Commission but overturned the competitive bid process approved by the Commission on the basis that the Commission rejected the bid price on behalf of consumers and the applicable statute requires customer involvement. Duke Energy Ohio’s MBSSO does not contain a competitive bid process pursuant to a statutory exception. Duke Energy Ohio does not expect a significant, if any, change to its MBSSO as a result of this case but cannot predict the outcome of its case. Duke Energy Ohio expects the court to decide the case in 2006. On August 2, 2006, Duke Energy Ohio filed an application with the PUCO to extend Duke Energy Ohio’s MBSSO. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. The application is pending and Duke Energy Ohio cannot predict the outcome of this proceeding.

Duke Energy Ohio’s MBSSO includes a fuel clause recovery component which is audited annually by the PUCO. In January 2006, Duke Energy Ohio entered into a settlement resolving all open issues identified in the 2005 audit. The PUCO approved the settlement in February 2006. Duke Energy Ohio does not expect the agreement to have a material impact on its consolidated results of operations, cash flows or financial position.

Duke Energy Ohio filed a distribution rate case to recover certain distribution costs and certain costs that Duke Energy Ohio has deferred in 2004 and 2005 pursuant to its MBSSO. The parties to the proceeding agreed upon and filed a settlement setting the recommended annual revenue increase at approximately $50 million. In December 2005, the PUCO issued an order approving the settlement agreement.

Duke Energy Kentucky Gas Rate

In 2002, the KPSC approved Duke Energy Kentucky’s gas base rate case which included, among other things, recovery of costs associated with an accelerated gas main replacement program. The approval authorized a tracking mechanism to recover certain costs including depreciation and a rate of return on the program’s capital expenditures. The Kentucky Attorney General appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism as well as the KPSC’s subsequent approval of annual rate adjustments under this tracking mechanism. In 2005, both Duke Energy Kentucky and the KPSC requested that the court dismiss these cases. At the present time, Duke Energy Kentucky cannot predict the timing or outcome of this litigation.

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the increase is attributable to recovery of the current cost of the accelerated main replacement program in base rates. In December 2005, the KPSC approved an annual rate increase of $8 million and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs. At this time, Duke Energy Kentucky cannot predict the outcome of this litigation.

Duke Energy Kentucky Electric Rate Case

In May 2006, Duke Energy Kentucky filed an application for an increase in its base electric rates. The application, which seeks an increase of approximately $67 million in revenue, or approximately 28 percent, to be effective in January 2007 was filed pursuant to the KPSC’s 2003 Order approving the transfer of 1,100 MW of generating assets from Duke Energy Ohio to Duke Energy Kentucky. Duke Energy Kentucky also seeks to reinstitute its fuel cost recovery mechanism which has been frozen since 2001, and has proposed to refresh the pricing for the back-up power supply contract to reflect current market pricing. After Duke Energy Kentucky supplemented its

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

filing in June 2006, the KPSC issued an order in June 2006, shortening the notice period for new rates from 30 to 20 days and suspending rates for six months, until January 6, 2007. Duke Energy Kentucky has reached a settlement agreement in principle with all parties to this proceeding resolving all the issues raised in the proceeding. Among other things, the settlement agreement provides for a $49 million increase in Duke Energy Kentucky’s base electric rates. The KPSC is expected to render a decision on the settlement agreement during the fourth quarter of 2006. At this time, Duke Energy Kentucky cannot predict the outcome of this proceeding.

PUCO Gas Pipeline System Investigation

In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. At this time, Duke Energy Ohio cannot predict the outcome or the impact of the statewide investigation.

Midwest ISO Revenue Sufficiency Guarantee (RSG)

In April 2006, the FERC issued an order on the Midwest ISO’s revisions to its Transmission and Energy Markets Tariffs regarding its RSG. The FERC found that the Midwest ISO violated the tariffs when it did not charge RSG costs to virtual supply offers. The FERC, among other things, ordered the Midwest ISO to recalculate the rate and make refunds to customers, with interest, to reflect the correct allocation of RSG costs. Duke Energy Shared Services, on behalf of Duke Energy Ohio, has filed a Request for Rehearing, and in October 2006, the FERC issued an order which, among other things, granted rehearing on the issue of refunds. The FERC stated that it would not require recalculation of the rates and, as such, refunds are no longer required. As a result, Duke Energy Ohio does not believe that this issue will have a material effect on its consolidated financial position, cash flows or results of operations.

14. Commitments and Contingencies

Environmental

Emission Reduction Rulemakings

In October 1998, the Environmental Protection Agency (EPA) finalized its ozone transport rule, also known as the NOX State Implementation Plan (SIP) Call, which addresses wind-blown ozone and ozone precursors that impact air quality in downwind states. The EPA’s final rule, which applies to 22 states in the eastern United States including Ohio and Kentucky, required states to develop rules to reduce NOX emissions from utility and industrial sources.

Duke Energy Ohio has installed selective catalytic reduction units and other pollution controls and implemented certain combustion improvements at various generating stations to comply with the NOX SIP Call. Duke Energy Ohio also utilizes the NOX emission allowance market to buy or sell NOX emission allowances as appropriate. As of September 30, 2006, Duke Energy Ohio has incurred approximately $275 million in capital costs to comply with this program and does not anticipate significant additional costs.

The EPA finalized its Clear Air Interstate Rule (CAIR) in May 2005. The rule limits total annual and summertime NOX emissions and annual SO2 emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOX and in 2010 for SO2. Phase 2 begins in 2015 for both nitrogen oxides (NOX) and sulfur dioxide (SO2). The rule requires region wide SO2 and NOX emissions to be cut by 70 percent and 65 percent, respectively, by 2015. The rule gives states the option of participating in the national emissions allowance trading program. If a state chooses not to participate, then the rule sets a fixed limit on the emissions from that state’s affected sources.

The EPA finalized its Clean Air Mercury Rule (CAMR) in May 2005. The rule limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The rule gives states the option of participating in the national emissions allowance trading program. If a state chooses not to participate, then the rule sets a fixed limit on annual mercury emissions from that state’s coal-fired power plants.

Numerous states and other parties, including Duke Energy Ohio, have challenged various portions of the rules. Those challenges are currently pending in the United States Circuit Court for the District of Columbia. On October 21, 2005, the EPA agreed to reconsider certain aspects of the CAMR as well as the determination not to regulate mercury under Section 112 of the Clean Air Act (CAA). On June 9, 2006, the EPA took final action on the issues being reconsidered and determined that its original decisions were reasonable and should not be changed. At this time, Duke Energy Ohio cannot predict the outcome of these legal challenges.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio has spent approximately $150 million through 2005 to comply with Phase 1 of the CAIR and CAMR rules and currently estimates that it will spend an additional approximately $500 million over the 2006-2011 time period. The projected expenditures include estimated costs to comply at plants that Duke Energy Ohio owns or partially owns but does not operate and could change when taking into consideration compliance plans of co-owners or operators involved. Moreover, as market conditions change, additional compliance options may become available and Duke Energy Ohio’s plans will be adjusted accordingly. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its MBSSO. See Note 13 for more details. Duke Energy Ohio believes all costs determined to have been prudently incurred to comply with such rules will be recovered through rates approved by the PUCO or KPSC.

The EPA made final state non-attainment area designations to implement the revised ozone standard and to implement the new fine particulate standard in June 2004 and April 2005, respectively. Several counties in which Duke Energy Ohio operates have been designated as being in non-attainment with the new ozone standard and/or fine particulate standard. States with counties that are designated as being in non-attainment with the new ozone and/or fine particulate standards are required to develop a plan of compliance by June 2007 and April 2008, respectively. Industrial sources in or near those counties are potentially subject to requirements for installation of additional pollution controls. In March 2005, various states, local governments, environmental groups, and industry groups, including some of which Duke Energy Ohio is a member, filed petitions for review in the U.S. Court of Appeals for the D.C. Circuit to challenge the EPA’s particulate matter non-attainment designations. Although the EPA has attempted to structure CAIR to resolve purported utility contributions to ozone and fine particulate non-attainment, at this time, Duke Energy Ohio cannot predict the effect of current or future non-attainment designations on its consolidated financial position, cash flows or results of operations.

In July 2005, the EPA issued its final regional haze rules and implemented guidelines in response to a 2002 judicial ruling overturning key provisions of the original program. The regional haze program is aimed at reducing certain emissions impacting visibility in national parks and wilderness areas. The EPA has announced that it can foresee no circumstances where the requirements of the regional haze rule would require utility controls beyond those required under CAIR. The EPA also found that states participating in the CAIR cap and trade program need not require electric generating units to adhere to best available retrofit technology requirements. The states have until December 2007 to finalize their SIPs addressing compliance with EPA regulations. The states may choose to implement more stringent guidelines than promulgated by the EPA, and therefore, it is not possible to predict whether the regional haze rule will have a material effect on Duke Energy Ohio’s consolidated financial position, cash flows or results of operations.

Section 126 Petitions

In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Ohio and Kentucky, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP), that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial.

Clean Water Act Rulemaking

The EPA’s final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule establishes aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Four of seven coal-fueled generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under the rule. The rule requires a Comprehensive Demonstration Study (CDS) for each affected facility to provide information needed to determine necessary facility-specific modifications and cost estimates for implementation. These studies will be completed over the next three to five years. Once compliance measures are determined and approved by regulators, a facility will typically have five or more years to implement the measures. Due to the wide range of measures potentially applicable to a given facility, and since the final selection of compliance measures will be at least partially dependent upon the CDS information, Duke Energy Ohio is not able to estimate its cost for complying with the rule at this time.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Clean Air Act Lawsuits

In November 1999, and through subsequent amendments, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA. Specifically, the lawsuit alleges that Duke Energy Ohio violated the CAA by not obtaining Prevention of Significant Deterioration (PSD), Non-Attainment New Source Review (NSR), and Ohio and Indiana SIP permits for various projects at Duke Energy Ohio’s owned and co-owned generating stations. Additionally, the suit claims that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at Duke Energy Ohio’s W.C. Beckjord Station. The suit seeks (1) injunctive relief to require installation of pollution control technology on various generating units at Duke Energy Ohio’s W.C. Beckjord and Miami Fort Stations and (2) civil penalties in amounts of up to $27,500 per day for each violation. In addition, three Northeast states and two environmental groups have intervened in the case. In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Duke Energy Ohio at the trial of the case. Contrary to Duke Energy Ohio’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant. However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals, which has accepted the appeal. In August 2006, the Seventh Circuit upheld the district court’s opinion. Duke Energy Ohio is considering whether to appeal this ruling to the Supreme Court. However, the same issue is already before the Supreme Court in Duke Energy’s NSR case, and Duke Energy Ohio does not expect further dispositive legal proceedings in its case until after the Supreme Court ruling, which is not expected until the first half of 2007.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA relating to PSD, NSR, and Ohio SIP requirements regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and Duke Energy Ohio. The EPA is seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. This suit is being defended by CSP. In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations. Neither party appealed that decision. This matter was heard in trial in July 2005. A decision is pending.

In addition, Duke Energy Ohio has been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of PSD, NSR, and Ohio SIP requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and Duke Energy Ohio. The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. This case is currently in discovery in front of the same judge who has the CSP case.

At this time, Duke Energy Ohio is unable to predict whether resolution of these matters would have a material effect on its consolidated financial position, cash flows or results of operations. Duke Energy Ohio intends to vigorously defend against these allegations.

Carbon Dioxide (CO2) Lawsuit

In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Duke Energy Ohio, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. That same day, a similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral argument was held before the Second Circuit Court of Appeals in June 2006. Duke Energy Ohio is not able to predict whether resolution of these matters would have a material effect on its consolidated financial position, cash flows or results of operations.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Zimmer Generating Station (Zimmer Station) Lawsuit

In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to Duke Energy Ohio’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against Duke Energy Ohio for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated. The plaintiff filed a motion for class certification, which is fully briefed and pending decision. At this time, Duke Energy Ohio cannot predict whether the outcome of this matter will have a material impact on its consolidated financial position, cash flows or results of operations. Duke Energy Ohio intends to defend this lawsuit vigorously in court.

Manufactured Gas Plant (MGP) Sites

Duke Energy Ohio has performed site assessments on certain of its sites where MGP activities are believed to have occurred at some point in the past and have found no imminent risk to the environment. At this time, Duke Energy Ohio cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

Ontario, Canada Lawsuit

Duke Energy Ohio understands that a class action lawsuit was filed in Superior Court in Ontario, Canada against Duke Energy Ohio and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. Duke Energy Ohio understands that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. Duke Energy Ohio has not yet been served in this lawsuit; however, if served, Duke Energy Ohio intends to defend this lawsuit vigorously in court. At this time, Duke Energy Ohio is not able to predict whether resolution of this matter would have a material effect on its consolidated financial position, cash flows or results of operations.

Hurricane Katrina Lawsuit

On April 19, 2006, Duke Energy Ohio was named in the third amended complaint of a purported class action filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy Ohio, along with numerous other utilities, oil companies, coal companies and chemical companies, is liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that Duke Energy Ohio’s, and others’, greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. Duke Energy Ohio intends to defend this lawsuit vigorously in court. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Other Litigation and Legal Proceedings

Duke Energy Ohio is involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which could involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of September 30, 2006 and December 31, 2005, Duke Energy Ohio has recorded immaterial reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

As part of its normal business, Duke Energy Ohio is party to various financial guaranties, performance guaranties, and other contractual commitments to extend guaranties of credit and other assistance to various subsidiaries, investees, and other third parties. To varying degrees, these guaranties involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy Ohio having to honor its contingencies is largely dependent upon future operations of various subsidiaries, investees, and other third parties, or the occurrence of certain future events.

In addition, Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements, and other contracts that may

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as trading contracts or qualifying hedge positions included in unrealized gains or losses on MTM and hedging transactions.

15. Related Party Transactions

Duke Energy Ohio engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005 are as follows:

	September 30, 2006	December 31, 2005
	(in millions)
Current assets	$59	$48
Non-current assets	$8	$—
Current liabilities	$192	$243
Non-current liabilities	$45	$30

Duke Energy Ohio is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy. Duke Energy Ohio is also allocated its proportionate share of other corporate governance costs from a consolidated affiliate of Cinergy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other costs.

The expenses associated with corporate governance and other service costs for Duke Energy Ohio for the three and six months ended September 30, 2006, for the three months ended March 31, 2006 and September 30, 2005 and the nine months ended September 30, 2005 were as follows:

	Successor(1)		Predecessor(1)
	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
	(in millions)
Corporate governance and other service expenses	$77	$175	$99	$75	$227

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

See Note 7 for detail on expense amounts allocated from Cinergy to Duke Energy Ohio related to Duke Energy Ohio’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and health care and insurance benefits. Additionally, Duke Energy Ohio has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $366 million at September 30, 2006 and approximately $246 million at December 31, 2005 which are classified as Accrued Pension and Other Postretirement Benefit Costs on the Consolidated Balance Sheets.

Additionally, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Ohio as Receivables in the Consolidated Balance Sheets and was approximately $48 million and $177 million as of September 30, 2006 and December 31, 2005, respectively.

See Note 8 for a discussion of amounts paid to Duke Energy Ohio as a result of the agreement between Duke Capital and Duke Energy Ohio related to Duke Energy’s contribution of its ownership interests in five plants to Duke Energy Ohio.

See Note 6 for a discussion of amounts outstanding as of September 30, 2006 and December 31, 2005 under the money pool arrangement with Cinergy.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

16. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to September 30, 2005 and the impacts of such adoptions, if applicable, have been presented in the accompanying Consolidated Financial Statements:

SFAS No. 153, “Exchanges of Nonmonetary Assets — an amendment of APB Opinion No. 29” (SFAS No. 153). In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 was effective for nonmonetary transactions occurring on or after July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows, or financial position.

FASB Interpretation No (FIN) 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47). In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143, “Accounting for Asset Retirement Obligations (SFAS No. 143).” A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and/or method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 were effective for Duke Energy Ohio as of December 31, 2005 and a loss of approximately $3 million (net of tax) was recognized for the cumulative effect of this change in accounting principle. The effect of adoption for Duke Energy Ohio included balance sheet reclassifications of approximately $27 million from Regulatory liabilities. The increase in asset retirement obligations from adopting FIN 47 was $39 million for Duke Energy Ohio.

FASB Staff Position (FSP) No. Financial Accounting Standards (FAS) 115-1 and 124-1, “The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments” (FSP No FAS 115-1 and 124-1). The FASB issued FSP No. FAS 115-1 and 124-1 in November 2005, which was effective for Duke Energy Ohio beginning January 1, 2006. This FSP addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” SFAS No. 124, “Accounting for Certain Investments Held by Not-for-Profit Organizations,” and APB Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” The adoption of FSP No. FAS 115-1 and 124-1 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows, or financial position.

FSP No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying Interpretation No. 46(R)” (FSP No.-FIN 46(R)-6). In April 2006, the FASB staff issued FSP No. FIN 46(R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance will be applied prospectively to all entities with which Duke Energy Ohio first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. Given the prospective nature of this guidance, Duke Energy Ohio does not anticipate the adoption of FSP No. FIN 46(R)-6 will have any material impact on its consolidated results of operations, cash flows, or financial position. However, Duke Energy Ohio continues to evaluate the ramifications to potential new arrangements along with any possible reconsideration events for existing arrangements. In particular, the guidance is not clear how certain types of power purchase or sale arrangements should be handled and whether such arrangements create variability, absorb variability, or neutralize variability.

The following new accounting standards have been issued but have not yet been adopted by Duke Energy Ohio as of September 30, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB SFAS No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities (SFAS No. 140).” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for Duke Energy Ohio for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-

effect adjustment to beginning retained earnings. Duke Energy Ohio does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows, or financial position.

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy Ohio’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Energy Ohio, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Duke Energy Ohio is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). In September 2006 the SEC issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement — including the reversing effect of prior year misstatements — but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

SAB No. 108 is effective for Duke Energy Ohio’s year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy Ohio currently uses a dual approach for quantifying identified financial statement misstatements. Therefore, Duke Energy Ohio does not anticipate the adoption of SAB No. 108 will have any material impact on its consolidated results of operations, cash flows or financial position.

FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN No. 48). On July 13, 2006, the FASB issued FIN 48, which interprets SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 provides guidance for the recognition, measurement, classification, and disclosure of the financial statement effects of a position taken or expected to be taken in a tax return (“tax position”). The financial statement effects of a tax position must be recognized when there is a likelihood of more than 50 percent that based solely on the technical merits, the position will be sustained upon final resolution. A tax position that meets the recognition threshold must be measured initially and subsequently as the largest amount of tax benefit that is greater than 50 percent likely of being realized upon final resolution. The Interpretation is effective for fiscal years beginning after December 15, 2006. Duke Energy Ohio is currently evaluating the impact of adopting FIN No. 48, and cannot currently estimate the impact of adopting FIN No. 48 on its consolidated results of operations, cash flows, or financial position.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio as of January 1, 2007 and will be applied and retrospectively for all financial statements presented. Duke Energy Ohio does not anticipate the adoption of FSP No. AUG AIR-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the Issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., include in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Energy Ohio beginning January 1, 2007; however, Duke Energy Ohio has disclosed the impacts of certain excise taxes on their revenues. (See Note 1) Duke Energy Ohio does not anticipate the adoption of EITF No. 06-3 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance — Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF No. 06-5). In June 2006, the EITF reached a consensus on the accounting for corporate-owned and bank-owned life insurance policies. EITF No. 06-5 requires that a policyholder consider the cash surrender value and any additional amounts to be received under the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company must be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy must be recognized at their present value. EITF No. 06-5 is effective for Duke Energy Ohio as of January 1, 2007 and must be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of January 1, 2007. Duke Energy Ohio is currently evaluating the impact of adopting EITF No. 06-5, and cannot currently estimate the impact of EITF No. 06-5 on its consolidated results of operations, cash flows or financial position.

17. Income Tax Expense

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes have been made for potential liabilities resulting from such matters. As of September 30, 2006, Duke Energy Ohio has total provisions of approximately $22 million for uncertain tax positions, as compared to approximately $28 million as of December 31, 2005, including interest. Management is not aware of any issues for open tax years that upon final resolution are expected to have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

The effective tax rate on income from continuing operations for the three months ended September 30, 2006 was approximately 41.2% as compared to the effective tax rate of 29.7% for the same period in 2005. The effective tax rate on income from continuing operations for the six months ended September 30, 2006 was approximately 40.4% as compared to the effective tax rate of 33.2% for the nine months ended September 30, 2005. The increase in the effective tax rate for the three and six months ended September 30, 2006 as compared to the prior year primarily relates to a prior year release of certain deferred tax liabilities due to a June 2005 change in Ohio Tax Law to eliminate the Ohio income tax on corporations.

18. Severance

During the third quarter of 2006, Duke Energy Ohio accrued approximately $4 million related to voluntary severance as a result of union negotiations. Duke Energy Ohio does not anticipate any additional material severance liabilities and remaining payments are expected to be made by the end of 2006. Below is a table showing the reconciliation of changes in the severance provision from April 1, 2006 to September 30, 2006:

Balance at April 1, 2006	Provision(1)	Cash Reductions	Balance at September 30, 2006
(in millions)
$ —	$4	$(1)	$3

(1)	The $4 million recorded to severance during the six months ended September 30, 2006 was charged to operating expenses.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

19. Subsequent Events

For information on subsequent events related to acquisitions and dispositions see Note 8, for discontinued operations see Note 10, for business segments see Note 11, for risk management instruments see Note 12 and for regulatory matters see Note 13.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the accompanying financial statements and related notes included elsewhere in this report and the Form 10-K for the year ended December 31, 2005 (2005 10-K). Duke Energy Ohio, Inc. (Duke Energy Ohio) (formerly The Cincinnati Gas & Electric Company) has reclassified certain prior-year amounts in the financial statements to conform to current presentation (See Note 1 of the Consolidated Financial Statements for further details). The following discussions of results are not necessarily indicative of the results to be expected in any future period.

CINERGY MERGER WITH DUKE ENERGY

On April 3, 2006, in accordance with their previously announced merger agreement, Duke Energy Corporation (Old Duke Energy) and Cinergy Corp. (Cinergy) merged into wholly owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of Duke Energy common stock which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

The merger has been accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of April 3, 2006. Except for an adjustment related to pension and other postretirement benefit obligations, as mandated by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the accompanying consolidated financial statements do not reflect any pro forma adjustments related to Duke Energy Ohio’s regulated operations that are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), which are comprised of Duke Energy Ohio’s regulated transmission and distribution, and Duke Energy Kentucky, Inc. (formerly The Union Light, Heat and Power Company). Under the rate setting and recovery provisions currently in place for these regulated operations which provide revenues derived from cost, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

The fair values of the assets acquired and liabilities assumed are preliminary and are subject to change as valuation analyses are finalized and remaining information on the fair values is received. However, Duke Energy Ohio does not currently anticipate any such changes to have a material impact on their consolidated results of operations, cash flows, or financial position.

As discussed above, in connection with the merger, Duke Energy issued 1.56 shares of Duke Energy common stock for each outstanding share of Cinergy common stock, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Based on the market price of Duke Energy common stock during the period, including the two trading days before through the two trading days after May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction is valued at approximately $9.1 billion and has resulted in incremental goodwill to Duke Energy Ohio of approximately $2.2 billion. The amount of goodwill results from significant strategic and financial benefits of the merger including:

•	increased financial strength and flexibility;
•	stronger utility business platform;
•	greater scale and fuel diversity, as well as improved operational efficiencies for the merchant generation business;
•	broadened electric distribution platform;
•	improved reliability and customer service through the sharing of best practices;
•	increased scale and scope of the electric and gas businesses with stand-alone strength;
•	complementary positions in the Midwestern United States (Midwest);
•	greater customer diversity;
•	combined expertise; and
•	significant cost savings synergies.

As discussed in Note 1 of the Consolidated Financial Statements, purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006.

PART 1

RESULTS OF OPERATIONS

Basis of Presentation

The Results of Operations discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction H(2)(a) of Form 10-Q.

Results of Operations and Variances

Summary of Results for the six months ended September 30, 2006 (in millions)

	Six Months Ended September 30,
	Successor(1) 2006	Predecessor(1) 2005	Increase (Decrease)
Operating revenues	$1,472	$1,140	$332
Operating expenses	1,327	1,046	281
(Losses) Gains on Sales of Other Assets and Other, net	(14)	72	(86)

Operating income	131	166	(35)
Other income and expenses, net	13	8	5
Interest expense	54	50	4
Income tax expense from continuing operations	36	32	4
(Loss) income from discontinued operations, net of tax	(1)	24	(25)

Net income	$53	$116	$(63)

(1)	See Note 1 of the Consolidated Financial Statements for additional information on Predecessor and Successor reporting.

Net Income

The 54 percent decrease in Duke Energy Ohio’s Net Income was primarily due to the following factors:

Operating Revenues

Increased Operating Revenues were primarily due to the following factors:

•	An increase in the retail distribution base rates implemented in January 2006;
•	The revenues generated by Duke Energy’s five Midwest generating plants contributed in the second quarter of 2006;
•	Increased retail operating revenues from the Market Based Standard Service Offer (MBSSO), primarily due to its implementation for residential customers in Ohio beginning in January 2006; and
•	Mark to Market (MTM) gains on generation power hedges in 2006 compared to losses in 2005.

These increases were partially offset by temporary rate reductions due to regulatory approvals of the Duke Energy merger and milder weather.

Operating Expenses

Increased Operating Expenses were primarily due to the following factors:

•	Purchase accounting amortization recorded for the six months ended September 30, 2006;
•	Operating expenses related to Duke Energy’s five Midwest generating plants contributed in the second quarter of 2006;
•	Higher fuel costs due to higher average coal prices per ton;
•	MTM losses on coal hedges in 2006 compared to gains in 2005; and
•	Costs incurred as a result of the Duke Energy merger, including integration costs and corporate allocations.

PART 1

(Losses) Gains on Sales of Other Assets and Other, net

The decrease in (Losses) Gains on Sales of Other Assets and Other, net is due to the decrease in Emission allowance sales activity due to less volatility in power and coal market prices. The decrease is also due to the impacts of purchase accounting resulting in emission allowances being reflected on the balance sheet at their estimated fair values as of April 1, 2006. Prior to the impacts of purchase accounting, these emission allowances had a lower carrying value, resulting in larger gains on sales.

Income Tax Expense from Continuing Operations

The increase in Income Tax Expense from Continuing Operations was primarily due to an increase in the effective tax rate for the six months ended September 30, 2006 as compared to the prior year due to a prior year release of certain deferred tax liabilities due to a June 2005 change in Ohio Tax Law to eliminate the Ohio income tax on corporations.

(Loss) Income from Discontinued Operations, net of tax

The (Loss) Income from Discontinued Operations, net of tax, for 2006 and 2005 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with the June 2006 announcement to sell certain of Duke Energy Ohio’s trading contracts to Fortis. The lower results from (Loss) Income from Discontinued Operations, net of tax was primarily due to lower trading activity during 2006 as compared to 2005.

Basis of Presentation

Results of Operations and Variances

Summary of Results for the three months ended March 31 (in millions)

	Three Months Ended March 31,
	Predecessor(1)
	2006	2005	Increase (Decrease)
Operating revenues	$963	$751	$212
Operating expenses	781	649	132
Gains (Losses) on Sales of Other Assets and Other, net	26	31	(5)

Operating income	208	133	75
Other income and expenses, net	8	4	4
Interest expense	30	23	7
Income tax expense from continuing operations	68	47	21
(Loss) Income from discontinued operations, net of tax	(2)	18	(20)

Net income	$116	$85	$31

(1)	See Note 1 of the Consolidated Financial Statements for additional information on Predecessor and Successor reporting.

Net Income

The 36 percent increase in net income was primarily due to the following factors:

Operating Revenues

Increased operating revenues were primarily due to the following factors:

•	An increase in retail operating revenues from the MBSSO, primarily due to its implementation for residential customers in Ohio beginning in January 2006;
•	Increased revenues from non-residential customers related to the timing of collection of fuel, purchased power, and emission allowance costs;
•	MTM gains on generation power hedges;

PART 1

•	An increase in the average price received per megawatt hour (MWh), primarily due to the return of certain retail customers to full electric service; and
•	An increase in retail distribution base rates implemented in January 2006.

Partially offsetting these increases was a decrease due to milder weather in the first quarter of 2006, as compared to 2005.

Operating Expenses

Increased operating expenses were primarily due to the following factors:

•	MTM losses on generation fuel hedges; and
•	An increase in operation, maintenance, and other expenses, including significant merger related costs in the first quarter of 2006.

Income Tax Expense from Continuing Operations

The increase in Income Tax Expense from Continuing Operations was primarily due to an increase in Income from Continuing Operations Before Income Taxes slightly offset by a decrease in the effective tax rate for the three months ended March 31, 2006 as compared to the prior year due to a June 2005 change in Ohio Tax Law to eliminate the Ohio Income tax on corporations.

(Loss) Income from Discontinued Operations, net of tax

The (Loss) Income from Discontinued Operations, net of tax, for 2006 and 2005 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with the June 2006 announcement to sell certain of Duke Energy Ohio’s trading contracts to Fortis. The lower results from (Loss) Income from Discontinued Operations, net of tax was primarily due to lower trading activity during 2006 as compared to 2005.

PART 1

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Energy Ohio in the reports it files or submits under Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Energy Ohio in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006, and, based upon this evaluation, the chief executive officer and chief financial officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the chief executive officer and chief financial officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2006 and, other than the Duke Energy and Cinergy merger discussed below, found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated. Duke Energy is currently in the process of integrating Cinergy’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Notes 1 and 2 of the Consolidated Financial Statements for additional information relating to the merger.

PART II. OTHER INFORMATION

I tem 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2006, see Note 13 to the Consolidated Financial Statements, “Regulatory Matters” and Note 14 to the Consolidated Financial Statements, “Commitments and Contingencies”.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect Duke Energy Ohio’s financial condition or future results. The risks described in Duke Energy Ohio’s Annual Report on Form 10-K are not the only risks facing Duke Energy Ohio. Additional risks and uncertainties not currently known to Duke Energy Ohio or that Duke Energy Ohio currently deems to be immaterial also may adversely affect Duke Energy Ohio’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

The documents listed below are being filed, or have previously been filed, on behalf of Duke Energy Ohio are incorporated herein by reference from the documents indicated and made a part hereof. Exhibits not identified as previously filed are filed herewith:

Exhibit Designation	Nature of Exhibit
3.1	Amended Articles of Incorporation, effective September 19, 2006.

31.a	Certification by James L. Turner pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.b	Certification by Myron L. Caldwell pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.a	Certification by James L. Turner pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.b	Certification by Myron L. Caldwell pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DUKE ENERGY OHIO, INC.

Date: November 17, 2006	/s/ Myron L. Caldwell
Myron L. Caldwell Group Vice President and Chief Financial Officer

Date: November 17, 2006	/s/ Dwight L. Jacobs
Dwight L. Jacobs Vice President and Controller