Form 10-K
period 2006-12-31
Duke Energy Ohio, Inc.
filed 2007-04-02
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number 1-1232

DUKE ENERGY OHIO, INC.

(Formerly the Cincinnati Gas & Electric Company)

Ohio	31-0240030
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

139 East Fourth Street, Cincinnati, Ohio	45202
(Address of principal executive offices)	(Zip Code)

513-421-9500

(Registrant’s telephone number, including area code)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Large accelerated filer ☐                Accelerated filer ☐                Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Part II Items 4 and 6 and Part III Items 10, 11, 12 and 13 have been omitted in accordance with Instruction I(2)(a) and (c).

All of the registrant’s common stock is indirectly owned by Duke Energy Corporation (File No. 1-32853), which files reports and proxy material pursuant to the Securities Exchange Act of 1934, as amended.

DUKE ENERGY OHIO, INC.

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2006

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Ohio, Inc.’s (Duke Energy Ohio) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Ohio operations, including the economic, operational and other effects of tornadoes, floods, storms and ice storms;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•

The results of financing efforts, including Duke Energy Ohio’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy Ohio’s credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Ohio for Cinergy’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy Ohio’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Ohio’s business units, including the timing and success of efforts to develop domestic power and other projects;
•	The performance of electric generation facilities;
•	The extent of success in connecting and expanding electric markets; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy Ohio has described. Duke Energy Ohio undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

Item 1. Business

GENERAL

Duke Energy Ohio, Inc. (Duke Energy Ohio, formerly The Cincinnati Gas & Electric Company), an Ohio corporation organized in 1837, is a wholly owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through Duke Energy Kentucky, Inc. (Duke Energy Kentucky, formerly Union Light, Heat and Power Company) in nearby areas of Kentucky. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio’s principal subsidiary is Duke Energy Kentucky, a Kentucky corporation organized in 1901. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity and the sale of and/or transportation of natural gas in northern Kentucky. References herein to Duke Energy Ohio includes Duke Energy Ohio and subsidiaries.

In May 2005, Duke Energy Corporation (Duke Energy) and Cinergy announced they had entered into a definitive merger agreement. Closing of the transaction occurred in the second quarter of 2006. The merger combined the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States.

In conjunction with the merger with Duke Energy, effective with the second quarter ended June 30, 2006, Duke Energy Ohio adopted new business segments that management believes aligns the various operations of the merged companies with how the chief operating decision maker views the business. Duke Energy Ohio operates the following business segments: Franchised Electric and Gas and Commercial Power. Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. Each of these business units is considered to be a separate reportable segment under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” (See Note 4 to the Consolidated Financial Statements, “Business Segments,” for additional information, including financial information about each business unit.)

Franchised Electric and Gas consists of Duke Energy Ohio’s regulated electric and gas transmission and distribution systems including its regulated electric generation in Kentucky. Franchised Electric and Gas plans, constructs, operates and maintains Duke Energy Ohio’s transmission and distribution systems, which generate, transmit and distribute electric energy to consumers. Franchised Electric and Gas also sells and transports natural gas. These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the Public Utilities Commission of Ohio (PUCO), and the Kentucky Public Service Commission (KPSC).

Commercial Power primarily consists of Duke Energy Ohio’s non-regulated generation in Ohio and certain merchant generation assets discussed in Note 3, “Transfer of Certain Duke Energy Generating Assets to Duke Energy Ohio,” and the energy marketing and risk management activities associated with those assets.

The remainder of Duke Energy Ohio’s operations are presented as “Other.” While it is not considered a business segment, “Other” for Duke Energy Ohio includes certain allocated governance costs.

Duke Energy Ohio is an Ohio corporation. Its principal executive offices are located at 139 East Fourth Street, Cincinnati, Ohio 45202. The telephone number is 513-421-9500. Duke Energy Ohio electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Ohio files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Ohio, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

FRANCHISED ELECTRIC AND GAS

Service Area and Customers

Franchised Electric and Gas generates, transmits, distributes and sells electricity. Franchised Electric and Gas also transports and sells natural gas. Its service area covers about 3,000 square miles with an estimated population of 2.1 million in southern Ohio, and northern Kentucky. Franchised Electric and Gas supplies electric service to approximately 800,000 residential, commercial and industrial customers over 19,421 miles of distribution lines and a 2,320-mile transmission system in Ohio and Kentucky. Franchised Electric and Gas

PART I

provides regulated transmission and distribution services for natural gas to approximately 500,000 customers via approximately 8,900 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines.

COMMERCIAL POWER

Service Area and Customers

Commercial Power owns, operates and manages non-regulated merchant power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio and the five Midwestern gas-fired merchant generation assets that were transferred from Duke Energy. Commercial Power’s assets are comprised of approximately 7,600 net megawatts of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the Rate Stabilization Plan (RSP). See Item 2. “Properties” for further discussion of the generating facilities.

ENVIRONMENTAL MATTERS

Duke Energy Ohio is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting Duke Energy Ohio include, but are not limited to:

•

The Clean Air Act, as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

•	The Clean Water Act which requires permits for facilities that discharge wastewaters into the environment.
•

The Comprehensive Environmental Response, Compensation and Liability Act, which can require any individual or entity that currently owns or in the past may have owned or operated a disposal site, as well as transporters or generators of hazardous substances sent to a disposal site, to share in remediation costs.

•

The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•	The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their decisions, including siting approvals.

(For more information on environmental matters involving Duke Energy Ohio, including possible liability and capital costs, see Notes 5 and 17 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies,” respectively.)

Except to the extent discussed in Note 5 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business units and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Ohio.

Item 1A. Risk Factors.

The risk factors discussed herein relate specifically to risks associated with Duke Energy Ohio.

Duke Energy Ohio’s franchised electric revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit Duke Energy Ohio’s ability to recover costs.

Duke Energy Ohio’s franchised electric businesses are regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of Ohio and Kentucky. If Duke Energy Ohio’s franchised electric earnings exceed the returns established by the state regulatory commissions, Duke Energy Ohio’s retail electric rates may be subject to review by the commissions and possible reduction, which may decrease Duke Energy Ohio’s future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, Duke Energy Ohio’s future earnings could be negatively impacted.

PART I

Duke Energy Ohio is subject to regulation by FERC and by federal, state and local authorities under environmental laws and by state public utility commissions under laws regulating Duke Energy Ohio’s businesses. Regulation affects almost every aspect of Duke Energy Ohio’s businesses, including, among other things, Duke Energy Ohio’s ability to: take fundamental business management actions; determine the terms and rates of Duke Energy Ohio’s transmission and distribution businesses’ services; as well as its regulated generation business; make acquisitions; issue debt securities; engage in transactions between Duke Energy Ohio’s utilities and other subsidiaries and affiliates; and pay dividends. Changes to these regulations are ongoing, and Duke Energy Ohio cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Energy Ohio’s business. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in or affect business planning and transactions and can substantially increase Duke Energy Ohio’s costs.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Ohio’s financial condition, results of operations or cash flows and its utilities’ businesses.

Increased competition resulting from deregulation or restructuring efforts, including from the Energy Policy Act of 2005, could have a significant adverse financial impact on Duke Energy Ohio and consequently on its results of operations, financial position, or cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Retail competition and the unbundling of regulated energy and gas service could have a significant adverse financial impact on Duke Energy Ohio due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Duke Energy Ohio cannot predict the extent and timing of entry by additional competitors into the electric markets. Duke Energy Ohio cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on its financial position, results of operations or cash flows.

Duke Energy Ohio may be unable to secure long-term power purchase agreements or transmission agreements, which could expose Duke Energy Ohio’s sales to increased volatility.

In the future, Duke Energy Ohio may not be able to secure long-term power purchase agreements for its unregulated power generation facilities. If Duke Energy Ohio is unable to secure these types of agreements, its sales volumes would be exposed to increased volatility. Without the benefit of long-term power purchase agreements, Duke Energy Ohio cannot assure that it will be able to operate profitably. The inability to secure these agreements could materially adversely affect Duke Energy Ohio’s results and business.

Competition in the unregulated markets in which Duke Energy Ohio operates may adversely affect the growth and profitability of its business.

Duke Energy Ohio may not be able to respond in a timely or effective manner to the many changes designed to increase competition in the electricity industry. To the extent competitive pressures increase, the economics of Duke Energy Ohio’s business may come under long-term pressure.

In addition, regulatory changes have been proposed to increase access to electricity transmission grids by utility and non-utility purchasers and sellers of electricity. These changes could continue the disaggregation of many vertically-integrated utilities into separate generation, transmission, distribution and retail businesses. As a result, a significant number of additional competitors could become active in the wholesale power generation segment of Duke Energy Ohio’s industry.

Duke Energy Ohio may also face competition from new competitors that have greater financial resources than Duke Energy Ohio does, seeking attractive opportunities to acquire or develop energy assets or energy trading operations both in the United States and abroad. These new competitors may include sophisticated financial institutions, some of which are already entering the energy trading and marketing sector, and international energy players, which may enter regulated or unregulated energy businesses. This competition may adversely affect Duke Energy Ohio’s ability to make investments or acquisitions.

Duke Energy Ohio operates under the RSP Market Based Standard Service Offer (MBSSO), which provides price certainty for generation in Ohio through December 31, 2008. Duke Energy Ohio has filed for a regulatory extension of the RSP through 2010. Resolution of this regulatory extension of the RSP could have a materially adverse effect on Duke Energy Ohio’s financial position, results of operations or cash flows.

PART I

Duke Energy Ohio must meet credit quality standards. If Duke Energy Ohio or its rated subsidiary is unable to maintain an investment grade credit rating, it would be required under credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect its liquidity. Duke Energy Ohio cannot be sure that it will maintain investment grade credit ratings.

Each of Duke Energy Ohio’s or its rated subsidiary’s senior unsecured long-term debt is rated investment grade by various rating agencies. Duke Energy Ohio cannot be sure that its senior unsecured long-term debt will continue to be rated investment grade.

If the rating agencies were to rate Duke Energy Ohio or its rated subsidiary below investment grade, Duke Energy Ohio’s borrowing costs would increase, perhaps significantly. In addition, Duke Energy Ohio would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Any downgrade or other event negatively affecting the credit ratings of Duke Energy Ohio or its rated subsidiary could also increase Cinergy’s need to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing the liquidity and borrowing availability of the consolidated group.

A downgrade below investment grade could also trigger termination clauses in some interest rate and foreign exchange derivative agreements, which would require cash payments. All of these events would likely reduce Duke Energy Ohio’s liquidity and profitability and could have a material adverse effect on its financial position, results of operations or cash flows.

Duke Energy Ohio relies on access to short-term money markets and longer-term capital markets to finance its capital requirements and support its liquidity needs, and Duke Energy Ohio’s access to those markets can be adversely affected by a number of conditions, many of which are beyond its control.

Duke Energy Ohio’s business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from its assets. Accordingly, Duke Energy Ohio relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from its operations and to fund investments originally financed through debt instruments with disparate maturities. If Duke Energy Ohio is not able to access capital at competitive rates, its ability to finance its operations and implement its strategy could be adversely affected.

Market disruptions may increase Duke Energy Ohio’s cost of borrowing or adversely affect its ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; capital market conditions generally; market prices for electricity and gas; terrorist attacks or threatened attacks on Duke Energy Ohio’s facilities or unrelated energy companies; or the overall health of the energy industry. Restrictions on Duke Energy Ohio’s ability to access financial markets may also affect its ability to execute its business plan as scheduled. An inability to access capital may limit Duke Energy Ohio’s ability to pursue improvements or acquisitions that it may otherwise rely on for future growth.

Duke Energy Ohio’s parent, Cinergy, maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude that entity from issuing commercial paper or letters of credit or borrowing under the revolving credit facility and could require other of Duke Energy Ohio’s affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements.

Duke Energy Ohio is exposed to credit risk of counterparties with whom it does business.

Adverse economic conditions affecting, or financial difficulties of, counterparties with whom Duke Energy Ohio does business could impair the ability of these counterparties to pay for Duke Energy Ohio’s services or fulfill their contractual obligations, or cause them to delay such payments or obligations. Duke Energy Ohio depends on these counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy Ohio’s cash flows, financial position or results of operations.

Poor investment performance of Cinergy’s pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy Ohio’s liquidity and results of operations.

Duke Energy Ohio participates in certain employee benefit plans sponsored by its parent, Cinergy. Duke Energy Ohio is allocated costs and obligations related to these plans. Cinergy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. While Cinergy complies with the minimum funding requirements as of September 30, 2006, Cinergy’s qualified pension plans had obligations which exceeded the value of plan assets by approximately $674 million. Without sustained growth in the pension investments over

PART I

time to increase the value of plan assets and depending upon the other factors impacting Cinergy’s costs as listed above, Duke Energy Ohio could be required to fund its parent’s plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy Ohio’s cash flows, financial position or results of operations.

Duke Energy Ohio is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase its cost of operations, and which may impact or limit its business plans, or expose it to environmental liabilities.

Duke Energy Ohio is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions (such as reducing NOx, SO2 and mercury emissions or potential future control of greenhouse-gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy Ohio to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Ohio takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Ohio may be required to shut down or alter the operation of its facilities, which may cause it to incur losses. Further, Duke Energy Ohio’s regulatory rate structure and its contracts with customers may not necessarily allow it to recover capital costs Duke Energy Ohio incurs to comply with new environmental regulations. Also, Duke Energy Ohio may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Ohio fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Energy Ohio’s facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Ohio’s cash flows, financial position or results of operations, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions, including carbon dioxide (CO2), and such regulation could result in the creation of substantial compliance costs.

In addition, Duke Energy Ohio is generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of Duke Energy Ohio’s power generation facilities and natural gas assets which it has acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with some acquisitions and sales of assets, Duke Energy Ohio may obtain, or be required to provide, indemnification against some environmental liabilities. If Duke Energy Ohio incurs a material liability, or the other party to a transaction fails to meet its indemnification obligations to Duke Energy Ohio, Duke Energy Ohio could suffer material losses.

Duke Energy Ohio is involved in numerous legal proceedings, the outcomes of which are uncertain, and resolution adverse to Duke Energy Ohio could negatively affect its cash flows, financial condition or results of operations.

Duke Energy Ohio is subject to numerous legal proceedings. Litigation is subject to many uncertainties and Duke Energy Ohio cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy Ohio is involved could require it to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on its cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy Ohio to change its business practices and procedures, which could also have a material effect on its cash flows, financial position or results of operations.

Duke Energy Ohio’s results of operations may be negatively affected by sustained downturns or sluggishness in the economy, including low levels in the market prices of commodities, all of which are beyond Duke Energy Ohio’s control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy Ohio operates and negatively influence its operations. Declines in demand for electricity as a result of economic downturns in Duke Energy Ohio’s franchised electric service territories will reduce overall electricity sales and lessen Duke Energy Ohio’s cash flows, especially as its industrial customers reduce production and, therefore, consumption of electricity and gas. Although Duke Energy Ohio’s franchised electric business is subject to regulated allowable rates of return and recovery of fuel costs under a fuel adjustment clause, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations.

PART I

Duke Energy Ohio also sells electricity into the spot market or other competitive power markets on a contractual basis. With respect to such transactions, revenues and results of operations are likely to depend, in large part, upon prevailing market prices in Duke Energy Ohio’s regional markets and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time and could reduce Duke Energy Ohio’s revenues and margins and thereby diminish its results of operations.

Lower demand for the electricity Duke Energy Ohio sells and lower prices for electricity result from multiple factors that affect the markets where it sells electricity including:

•	weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively;
•	supply of and demand for energy commodities;
•	illiquid markets including reductions in trading volumes which result in lower revenues and earnings;
•

general economic conditions, including downturns in the U.S. or other economies which impact energy consumption particularly in which sales to industrial or large commercial customers comprise a significant portion of total sales;

•	transmission or transportation constraints or inefficiencies which impact Duke Energy Ohio’s merchant energy operations;
•

availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, or gas plants, and of energy-efficient equipment which reduces energy demand;

•	natural gas prices;
•	ability to procure satisfactory levels of fuel supplies and inventory, such as coal and natural gas;
•

electric generation capacity surpluses which cause Duke Energy Ohio’s merchant energy plants to generate and sell less electricity at lower prices and may cause some plants to become non-economical to operate;

•	capacity and transmission service into, or out of, Duke Energy Ohio’s markets;
•

natural disasters, acts of terrorism, wars, embargoes and other catastrophic events to the extent they affect Duke Energy Ohio’s operations and markets, as well as the cost and availability of insurance covering such risks; and

•	federal, and state energy and environmental regulation and legislation.

Duke Energy Ohio’s operating results may fluctuate on a seasonal and quarterly basis.

Electric power generation is generally a seasonal business. In most parts of the United States and in markets in which Duke Energy Ohio operates, demand for power peaks during the hot summer months, with market prices also peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Energy Ohio’s businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

Certain events in the energy markets beyond Duke Energy Ohio’s control could result in new laws or regulations which could have a negative impact on Duke Energy Ohio’s financial position, cash flows or results of operations.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions (including CO2). Additionally, accounting standard setters are evaluating the accounting and reporting for emission allowances. Resolution of these matters could lead to substantial changes in laws and regulations affecting Duke Energy Ohio, including new accounting standards that could change the way Duke Energy Ohio is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Energy Ohio’s financial position, cash flows or results of operations or access to capital.

Item 1B. Unresolved Staff Comments.

None

PART I

Item 2. Properties.

FRANCHISED ELECTRIC AND GAS

As of December 31, 2006, Franchised Electric and Gas operated two coal-fired stations with a combined net capacity of 577 megawatts (MW) and one combustion turbine (CT) station with a net capacity of 500 MW. Franchised Electric and Gas also owns three underground storage caverns with a total storage capacity of approximately 23 million gallons of liquid propane. The stations and caverns are located in Ohio and Kentucky.

COMMERCIAL POWER

As of December 31, 2006, Commercial Power jointly owns six coal-fired stations with a combined net capacity of 3,607, of which Duke Energy Ohio operates three. Commercial Power also owns and operates five CT stations with a combined net capacity of 1,500 MW and three combined cycle (CC) stations with a combined net capacity of 2,480 MW. The stations are located in Ohio, Illinois, Indiana and Pennsylvania.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 5 to the Consolidated Financial Statements, “Regulatory Matters” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cinergy owns all of the common stock of Duke Energy Ohio. In April 2006, Duke Energy acquired 100 percent of Cinergy’s outstanding stock by issuing 1.56 shares of Duke Energy common stock in exchange for each outstanding share of Cinergy common stock. This conversion resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Duke Energy Ohio anticipates making periodic dividends to provide funding support for Duke Energy’s dividend. During the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, Duke Energy Ohio paid dividends to its parent, Cinergy, of $102 million, $250 million and $236 million, respectively. Duke Energy is a public registrant trading on the New York Stock Exchange under DUK.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the year ended December 31, 2006. Duke Energy Ohio has reclassified certain prior-year amounts in its Consolidated Financial Statements to conform to current presentation (see Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for further details).

CINERGY MERGER WITH DUKE ENERGY

On April 3, 2006, in accordance with their previously announced merger agreement, Duke Energy Corporation (Old Duke Energy) and Cinergy merged into wholly owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of Duke Energy common stock which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein. Duke Energy is a public registrant trading on the New York Stock Exchange under DUK.

The merger has been accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of April 3, 2006. Except for an adjustment related to pension and other postretirement benefit obligations, as mandated by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the accompanying consolidated financial statements do not reflect any adjustments related to Duke Energy Ohio’s regulated operations that are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), which are comprised of Duke Energy Ohio’s regulated transmission and distribution, and Duke Energy Kentucky. Under the rate setting and recovery provisions currently in place for these regulated operations which provide revenues derived from cost, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

Based on the market price of Duke Energy common stock during the period, including the two trading days before through the two trading days after May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction was valued at approximately $9.1 billion and resulted in goodwill to Duke Energy Ohio of approximately $2.3 billion. The amount of goodwill results from significant strategic and financial benefits expected to be realized by Duke Energy including:

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

As discussed in Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006.

Due to the impact of push-down accounting, the financial statements and certain note presentations separate Duke Energy Ohio’s presentations into two distinct periods, the period before the consummation of the merger (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented.

PART II

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results for the nine months ended December 31, 2006 (in millions)

	Nine Months Ended December 31,
	Successor(1) 2006	Predecessor(1) 2005	Increase (Decrease)
Operating revenues	$2,261	$2,029	$232
Operating expenses	2,067	1,765	302
(Losses) gains on sales of other assets and other, net	(28)	94	(122)

Operating income	166	358	(192)
Other income and expenses, net	17	15	2
Interest expense	81	75	6
Income tax expense from continuing operations	41	110	(69)
(Loss) income from discontinued operations, net of tax	(6)	28	(34)
Cumulative effect of change in accounting principle, net of tax	—	(3)	3

Net income	$55	$213	$(158)

(1)	See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for additional information on Predecessor and Successor reporting.

Net Income

The 74 percent decrease in Duke Energy Ohio’s Net income for the nine months ended December 31, 2006 compared to the same period in 2005 was primarily due to the following factors:

Operating Revenues

Increased Operating Revenues were primarily due to the following factors:

•	An increase in the electric retail distribution base rates implemented in January 2006;
•	The revenues generated by the five Midwest generating plants contributed in the second quarter of 2006 as part of the merger;
•	Increased retail operating revenues from the RSP Market Based Standard Service Offer (MBSSO), primarily due to its implementation for residential customers in Ohio beginning in January 2006; and
•	Mark-to-market (MTM) gains on generation power hedges in 2006 compared to losses in 2005.

These increases were partially offset by temporary rate reductions due to regulatory approvals as a result of the Duke Energy merger with Cinergy and milder weather.

Operating Expenses

Increased Operating Expenses were primarily due to the following factors:

•

Purchase accounting depreciation and amortization primarily related to fuel, emission allowances and property, plant and equipment resulting from the Duke Energy merger with Cinergy recorded for the nine months ended December 31, 2006;

•	Operating expenses related to the five Midwest generating plants contributed in the second quarter of 2006;
•	Higher fuel costs due to higher average coal prices per ton;
•	MTM losses on generation coal fuel hedges in 2006 compared to immaterial gains in 2005; and
•	Costs incurred as a result of the Duke Energy merger with Cinergy, including integration costs.

PART II

(Losses) Gains on Sales of Other Assets and Other, net

The change in (Losses) Gains on Sales of Other Assets and Other, net is due to the decrease in emission allowance sales activity due to less energy commodity volatility in power and coal market prices. The decrease is also due to the impacts of purchase accounting resulting in emission allowances being recorded at their estimated fair values as of April 3, 2006. Prior to the impacts of purchase accounting, emission allowances had a lower carrying value, based on historical costs, resulting in larger gains on sales.

Income Tax Expense from Continuing Operations

The decrease in Income Tax Expense from Continuing Operations was primarily due to a decrease in Income from Continuing Operations Before Income Taxes. The decrease is partially offset by an increase in Duke Energy Ohio’s effective tax rate as compared to prior year due to a June 2005 change in Ohio Tax Law to eliminate the Ohio Income Tax on corporations and a drop in Investment tax credit (ITC) amortization due to purchase accounting adjustments that eliminated the non-regulated portion of ITC.

(Loss) Income from Discontinued Operations, net of tax

The (Loss) Income from Discontinued Operations, net of tax, for 2006 and 2005 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with Cinergy’s June 2006 announcement to sell its commercial marketing and trading businesses, including certain of Duke Energy Ohio’s trading contracts, to Fortis Bank S.A./N.V. (Fortis), a Benelux-based financial services group. The lower results from (Loss) Income from Discontinued Operations, net of tax was primarily due to lower, and less profitable, trading activity during 2006 as compared to 2005.

Summary of Results for the three months ended March 31 (in millions)

	Three Months Ended March 31,
	Predecessor(1)
	2006	2005	Increase (Decrease)
Operating revenues	$963	$751	$212
Operating expenses	781	649	132
Gains on sales of other assets and other, net	26	31	(5)

Operating income	208	133	75
Other income and expenses, net	8	4	4
Interest expense	30	23	7
Income tax expense from continuing operations	68	47	21
(Loss) Income from discontinued operations, net of tax	(2)	18	(20)

Net income	$116	$85	$31

(1)	See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for additional information on Predecessor reporting.

Net Income

The 36 percent increase in Duke Energy Ohio’s Net income for the three months ended March 31, 2006 compared to the same period in 2005 was primarily due to the following factors:

Operating Revenues

Increased operating revenues were primarily due to the following factors:

•	An increase in retail operating revenues from the MBSSO, primarily due to its implementation for residential customers in Ohio beginning in January 2006;
•	Increased revenues from non-residential customers related to the timing of collection of fuel, purchased power, and emission allowance costs;
•	MTM gains on generation power hedges;
•	An increase in the average price received per megawatt hour (MWh), primarily due to the return of certain retail customers to full electric service; and

PART II

•	An increase in retail distribution base rates implemented in January 2006.

Partially offsetting these increases was a decrease due to milder weather in the first quarter of 2006, as compared to 2005.

Operating Expenses

Increased operating expenses were primarily due to the following factors:

•	MTM losses on generation coal fuel hedges; and
•	An increase in operation, maintenance, and other expenses, including significant merger related costs in the first quarter of 2006.

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

(Loss) Income from Discontinued Operations, net of tax

The (Loss) Income from Discontinued Operations, net of tax, for 2006 and 2005 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with Cinergy’s June 2006 announcement to sell its commercial marketing and trading businesses, including certain of Duke Energy Ohio’s trading contracts, to Fortis. The lower results from (Loss) Income from Discontinued Operations, net of tax was primarily due to lower, and less profitable trading activity during 2006 as compared to 2005.

Matters Impacting Future Duke Energy Ohio Results

Duke Energy Ohio’s current strategy is focused on maximizing the returns and cash flows from its current portfolio. Results for Duke Energy Ohio are sensitive to changes in power supply, power demand, fuel prices, and weather. Future results for Duke Energy Ohio are subject to volatility due to the over or under-collection of fuel costs since Duke Energy Ohio’s RSP MBSSO is not subject to regulatory accounting pursuant to SFAS No. 71. In addition, the outcome of the remand hearing by the Ohio Supreme Court in regard to the RSP with the PUCO (see Note 5 to the Consolidated Financial Statements, “Regulatory Matters”) could affect the current tariff structure of the RSP. Duke Energy Ohio’s future results will also be favorably impacted by the reduced impact of purchase accounting.

Other Matters

Duke Energy Ohio’s fixed charges coverage ratio, as calculated using Securities and Exchange Commission guidelines, was 1.9 for the nine months ended December 31, 2006, 6.2 times for the three months ended March 31, 2006 and 4.6 times for the year ended December 31, 2005.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk and Accounting Policies

Duke Energy Ohio is exposed to market risks associated with commodity prices, credit exposure and interest rates. Management has established comprehensive risk management policies to monitor and manage these market risks. The Treasurer of Duke Energy, the ultimate parent entity of Cinergy, is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits, for Duke Energy Ohio, a wholly owned subsidiary of Cinergy.

Commodity Price Risk

Duke Energy Ohio is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of its non-regulated generation portfolio. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities, such as gas and coal. Duke Energy Ohio employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as swaps, futures, forwards and options. (See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 9 to the Consolidated Financial Statements, “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments.”)

PART II

Validation of a contract’s fair value is performed by an internal group independent of Duke Energy Ohio’s deal origination areas. While Duke Energy Ohio uses common industry practices to develop its valuation techniques, changes in its pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Generation Portfolio Risks. Duke Energy Ohio is primarily exposed to market price fluctuations of wholesale power, coal, natural gas and emission allowance prices associated with its non-regulated generation portfolio. Duke Energy Ohio closely monitors the risks associated with these commodity price changes on its future generation operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations, in addition to optimizing the value of its non-regulated generation portfolio. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio, where such market transparency exists. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations. Based on a sensitivity analysis as of December 31, 2006 and 2005, it was estimated that a ten percent price change per mega-watt hour in wholesale power prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $10 million in 2007 and $1 million in 2006, respectively. Based on a sensitivity analysis as of December 31, 2006, it was estimated that a ten percent price change per MMBtu in natural gas prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $15 million in 2007. The increased exposure to both power and natural gas prices was driven by the 2006 acquisition of merchant generation assets from Duke Energy. (See Note 3 to the Consolidated Financial Statements, “Transfer of Certain Duke Energy Generating Assets to Duke Energy Ohio.”)

Normal Purchases and Normal Sales. Duke Energy Ohio enters into other contracts on a limited basis that qualify for the normal purchases and sales exception described in paragraph 10 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Derivative Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract which generally coincides with the physical delivery of the commodity being bought or sold.

Trading Contracts. Prior to the sale of its commercial marketing and trading business, as discussed below, the risk in the trading portfolio was measured and monitored on a daily basis utilizing a Value-at-Risk (VaR) model to determine the potential one-day favorable or unfavorable VaR calculation. Duke Energy Ohio’s VaR amounts for commodity trading derivatives are not material as a result of the 2006 sale of Cinergy’s commercial marketing and trading business, including certain of Duke Energy Ohio’s trading contracts, to Fortis, which was finalized in the fourth quarter of 2006.

Credit Risk

Credit risk represents the loss that Duke Energy Ohio would incur if a counterparty fails to perform under its contractual obligations. To reduce credit exposure, Duke Energy Ohio seeks to enter into netting agreements with counterparties that permit it to offset receivables and payables with such counterparties. Duke Energy Ohio attempts to further reduce credit risk with certain counterparties by entering into agreements that enable it to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Duke Energy Ohio may, at times, use credit derivatives or other structures and techniques to provide for third-party credit enhancement of its counterparties’ obligations.

Where exposed to credit risk, Duke Energy Ohio analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

The following table represents Duke Energy Ohio’s distribution of unsecured credit exposures at December 31, 2006. These credit exposures are aggregated by ultimate parent company, include on and off balance sheet exposures, are presented net of collateral, and take into account contractual netting rights.

Distribution of Enterprise Credit Exposures

As of December 31, 2006

% of Total
Investment Grade—Externally Rated	58%
Non-Investment Grade—Externally Rated	3
Investment Grade—Internally Rated	23
Non-Investment Grade—Internally Rated	16

Total	100%

PART II

“Externally Rated” represents enterprise relationships that have published ratings from at least one major credit rating agency. “Internally Rated” represents those relationships which have no rating by a major credit rating agency. For those relationships, Duke Energy Ohio utilizes appropriate risk rating methodologies and credit scoring models to develop an internal risk rating which is intended to map to an external rating equivalent.

Duke Energy Ohio had no net exposure to any one customer that represented greater than 10% of the gross fair value of trade accounts receivable and unrealized gains on mark-to-market and hedging transactions at December 31, 2006. Based on Duke Energy Ohio’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy Ohio does not anticipate a materially adverse effect on its consolidated financial position or results of operations as a result of non-performance by any counterparty.

During 2006, Cinergy and Duke Energy Ohio sold the commercial marketing and trading business to Fortis, which eliminated Duke Energy Ohio’s credit, collateral, market and legal risk associated with these trading positions.

Duke Energy Ohio’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Ohio frequently uses master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Duke Energy Ohio also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Collateral amounts held or posted may be fixed or may vary depending on the terms of the collateral agreement and the nature of the underlying exposure and cover normal purchases and normal sales, hedging contracts, and optimization contracts outstanding. Duke Energy Ohio may be required to return certain held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions. In many cases, Duke Energy Ohio’s and its counterparties’ publicly disclosed credit ratings impact the amounts of additional collateral to be posted. If Duke Energy Ohio or its affiliates have a credit rating downgrade, it could result in reductions in Duke Energy Ohio’s unsecured thresholds granted by counterparties. Likewise, downgrades in credit ratings of counterparties could require counterparties to post additional collateral to Duke Energy Ohio and its affiliates.

Interest Rate Risk

Duke Energy Ohio is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Ohio manages its exposure to fluctuation in interest rates primarily through entering into interest rate swaps. (See Notes 1, 9, and 15 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” and “Debt and Credit Facilities.”)

Based on a sensitivity analysis as of December 31, 2006, it was estimated that if market interest rates average 1% higher (lower) in 2007 than in 2006, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $7 million. Comparatively, based on a sensitivity analysis as of December 31, 2005, had interest rates averaged 1% higher (lower) in 2006 than in 2005, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $6 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term investments, cash and cash equivalents outstanding as of December 31, 2006. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Ohio’s financial structure.

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Duke Energy Corporation:

We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for the nine-month period ended December 31, 2006, the three-month period ended March 31, 2006 and the years ended December 31, 2005 and 2004. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for the periods stated, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on April 3, 2006, Cinergy Corp., parent company of Duke Energy Ohio, Inc., was acquired by Duke Energy Corporation in a transaction accounted for under the purchase method of accounting. The purchase accounting impacts of the acquisition have been “pushed down” to the post-acquisition financial statements of the Company. Consequently, the pre-acquisition financial statements of the Company (labeled “Predecessor”) are not generally comparable to the financial statements subsequent to the merger (labeled “Successor”).

/s/ DELOITTE & TOUCHE LLP

Cincinnati, OH

March 30, 2007

PART II

DUKE ENERGY OHIO, INC.

Consolidated Statements of Operations

(In millions)

	Successor	Predecessor
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
Operating Revenues
Non-regulated electric, natural gas and other	$1,235	$421	$1,387	$1,167
Regulated electric	638	220	613	572
Regulated natural gas	388	322	780	693
Total operating revenues	2,261	963	2,780	2,432
Operating Expenses
Natural gas purchased	230	232	514	428
Operation, maintenance and other	505	173	562	516
Fuel used in electric generation and purchased power	804	196	665	520
Costs of fuel resold	83	44	189	99
Depreciation and amortization	280	68	271	224
Property and other taxes	165	68	213	198
Total operating expenses	2,067	781	2,414	1,985
(Losses) Gains on Sales of Other Assets and Other, net	(28)	26	125	8
Operating Income	166	208	491	455
Other Income and Expenses, net	17	8	19	13
Interest Expense	81	30	98	90
Income from Continuing Operations Before Income Taxes	102	186	412	378
Income Tax Expense from Continuing Operations	41	68	157	145
Income from Continuing Operations	61	118	255	233
(Loss) Income from Discontinued Operations, net of tax	(6)	(2)	46	24
Income Before Cumulative Effect of Change in Accounting Principle	55	116	301	257
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	(3)	—
Net Income	55	116	298	257
Dividends and Premiums on Redemption of Preferred and Preference Stock	—	—	1	1
Earnings Available for Common Stockholder	$55	$116	$297	$256

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Consolidated Balance Sheets

(In millions)

	Successor	Predecessor
	December 31, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$45	$10
Receivables (net of allowance for doubtful accounts of $5 at December 31, 2006 and $4 at December 31, 2005)	308	422
Inventory	217	178
Assets held for sale	25	—
Unrealized gains on mark-to-market and hedging transactions	54	544
Other	103	184
Total current assets	752	1,338
Investments and Other Assets
Restricted funds held in trust	30	58
Goodwill	2,348	—
Intangible assets	732	105
Unrealized gains on mark-to-market and hedging transactions	27	180
Assets held for sale	18	—
Other	22	28
Total investments and other assets	3,177	371
Property, Plant and Equipment
Cost	9,049	7,776
Less accumulated depreciation and amortization	1,914	2,816
Net property, plant and equipment	7,135	4,960
Regulatory Assets and Deferred Debits
Deferred debt expense	24	30
Regulatory assets related to income taxes	96	79
Other	546	463
Total regulatory assets and deferred debits	666	572
Total Assets	$11,730	$7,241

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Consolidated Balance Sheets—(Continued)

(In millions, except per share amount)

	Successor	Predecessor
	December 31, 2006	December 31, 2005
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$411	$630
Notes payable and commercial paper	274	226
Taxes accrued	301	178
Interest accrued	27	24
Liabilities associated with assets held for sale	25	—
Current maturities of long-term debt	105	5
Unrealized losses on mark-to-market and hedging transactions	46	552
Other	94	215
Total current liabilities	1,283	1,830
Long-term Debt	1,776	1,638
Deferred Credits and Other Liabilities
Deferred income taxes	1,475	1,061
Investment tax credit	19	67
Accrued pension and other postretirement benefit costs	381	246
Regulatory liabilities	167	152
Unrealized losses on mark-to-market and hedging transactions	29	187
Liabilities associated with assets held for sale	18	—
Asset retirement obligations	41	41
Other	161	24
Total deferred credits and other liabilities	2,291	1,778
Commitments and Contingencies
Cumulative Preferred Stock Not Subject to Mandatory Redemption	—	20
Common Stockholder’s Equity
Common stock, $8.50 par value; 120,000,000 shares authorized and 89,663,086 shares outstanding at December 31, 2006 and December 31, 2005	762	762
Additional Paid-in capital	5,601	603
Retained earnings	55	657
Accumulated other comprehensive loss	(38)	(47)
Total common stockholder’s equity	6,380	1,975
Total Liabilities and Common Stockholder’s Equity	$11,730	$7,241

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Consolidated Statements of Cash Flows

(In millions)

	Successor	Predecessor
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$55	$116	$298	$257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	280	68	271	224
Losses (gains) on sales of equity investments and other assets	31	(26)	(125)	(8)
Deferred income taxes and investment tax credit amortization	(120)	7	(44)	54
Regulatory asset/liability amortization	9	7	10	6
Cumulative effect of changes in accounting principles	—	—	3	—
Contribution to company sponsored pension plan	(22)	—	(18)	(33)
Accrued pension and postretirement benefit costs	30	9	22	25
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	(6)	(30)	43	(20)
Receivables	132	10	(125)	(25)
Inventory	(84)	56	(25)	(29)
Other current assets	39	68	(123)	(39)
Increase (decrease) in:
Accounts payable	(43)	(157)	245	31
Taxes accrued	54	50	29	3
Other current liabilities	(63)	(78)	155	32
Regulatory asset/liability deferrals	(7)	(1)	(31)	(24)
Other assets	128	17	48	93
Other liabilities	(50)	—	25	15
Net cash provided by operating activities	363	116	658	562
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(391)	(135)	(434)	(299)
Purchases of emission allowances	(167)	(162)	(433)	(180)
Sales of emission allowances	138	105	494	63
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	32	—	—	15
Notes from affiliate, net	—	—	—	3
Withdrawal of restricted funds held in trust	22	8	38	—
Net cash used in investing activities	(366)	(184)	(335)	(398)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	88	141	—	39
Redemption of long-term debt	(80)	(1)	—	(110)
Redemption of preferred stock of subsidiaries	—	(21)	—	—
Notes payable and commercial paper	36	50	(66)	132
Dividends paid	—	(102)	(251)	(237)
Other	(4)	(1)	—	—
Net cash provided by (used in) financing activities	40	66	(317)	(176)
Net increase (decrease) in cash and cash equivalents	37	(2)	6	(12)
Cash and cash equivalents at beginning of period	8	10	4	16
Cash and cash equivalents at end of period	$45	$8	$10	$4

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$103	$21	$98	$93
Cash paid for income taxes	77	—	204	102
Significant non-cash transactions:
Purchase accounting adjustments	2,894	—	—	—
Allowance for funds used during construction (AFUDC)—equity component	(2)	(1)	(1)	(1)
Transfer of generating assets from Duke Energy	1,462	—	—	—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Consolidated Statements of Common Stockholder’s Equity

and Comprehensive Income

(In millions)

				Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	SFAS No. 158 Pension Adjustment	Total
Successor
Nine Months Ended December 31, 2006
Balance at April 1, 2006	$762	$4,123	$—	$—	$—	$—	$4,885 (b)
Net income	—	—	55	—	—	—	55
Other comprehensive income, net of tax effect of ($2)
Cash flow hedges	—	—	—	3	—	—	3

Total comprehensive income							58
Transfer of generating assets from Duke Energy (a)	—	1,462	—	(39)	—	—	1,423
Contribution from parent company for reallocation of taxes	—	16	—	—	—	—	16
Pension Adjustment—FAS 158 transition	—	—	—	—	—	(2)	(2)
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$—	$(2)	$6,380
Predecessor
Balance at January 1, 2004	$762	$587	$590	$(23)	$(10)	$—	$1,906
Net income	—	—	257	—	—	—	257
Other comprehensive income, net of tax effect of $3
Cash flow hedges	—	—	—	4	—	—	4
Minimum pension liability adjustment	—	—	—	—	(10)	—	(10)

Total comprehensive income							251
Common stock dividends	—	—	(236)	—	—	—	(236)
Preferred dividends	—	—	(1)	—	—	—	(1)
Contribution from parent company from reallocation of taxes	—	(2)	—	—	—	—	(2)
Balance at December 31, 2004	$762	$585	$610	$(19)	$(20)	$—	$1,918
Net income	—	—	298	—	—	—	298
Other comprehensive income, net of tax effect of $1
Cash flow hedges	—	—	—	5	—	—	5
Minimum pension liability adjustment	—	—	—	—	(13)	—	(13)

Total comprehensive income							290
Common stock dividends	—	—	(250)	—	—	—	(250)
Preferred dividends	—	—	(1)	—	—	—	(1)
Contribution from parent company for reallocation of taxes	—	18	—	—	—	—	18
Balance at December 31, 2005	$762	$603	$657	$(14)	$(33)	$—	$1,975
Net income	—	—	116	—	—	—	116
Other comprehensive income, net of tax effect of $0
Cash flow hedges	—	—	—	1	—	—	1
Minimum pension liability adjustment	—	—	—	—	1	—	1

Total comprehensive income							118
Common stock dividends	—	—	(102)	—	—	—	(102)
Balance at March 31, 2006	$762	$603	$671	$(13)	$(32)	$—	$1,991 (b)

(a)	Includes $39 (net of tax benefit of $24) related to deferred losses on terminated cash flow hedges included in Accumulated Other Comprehensive Loss.
(b)	Difference in equity balances at March 31, 2006 and April 1, 2006 is due to the application of push-down accounting reflecting Duke Energy’s merger with Cinergy (see Notes 1 and 2 to the Consolidated Financial Statements).

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2006, 2005 and 2004

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Ohio, Inc. (Duke Energy Ohio, formerly The Cincinnati Gas & Electric Company), an Ohio corporation organized in 1837, is a wholly owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through Duke Energy Kentucky, Inc. (Duke Energy Kentucky, formerly Union Light, Heat and Power Company) in nearby areas of Kentucky. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio’s principal subsidiary is Duke Energy Kentucky, a Kentucky corporation organized in 1901. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio includes Duke Energy Ohio and its subsidiaries. In October 2006, Cinergy and Duke Energy Ohio completed the sale of Duke Energy Ohio’s trading contracts to Fortis Bank S.A./N.V. (Fortis), a Benelux-based financial services group. See Note 13 for additional information.

On April 3, 2006, in accordance with their previously announced merger agreement, Duke Energy Corporation (Old Duke Energy) and Cinergy merged into wholly owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of Duke Energy common stock which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. See Note 2 for additional information regarding the merger. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein. Duke Energy is a public registrant trading on the New York Stock Exchange under DUK.

As a result of Duke Energy’s merger with Cinergy, Duke Energy Ohio entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expense or benefits to the subsidiaries whose investments or results of operations provide these tax expense or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Ohio would incur if Duke Energy Ohio were a separate company filing its own tax return. The current tax sharing agreement Duke Energy Ohio has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Ohio and Cinergy prior to the merger.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Ohio and all majority-owned subsidiaries where Duke Energy Ohio has control.

Predecessor and Successor Reporting. In connection with the Duke Energy merger, Duke Energy acquired all of the outstanding common stock of Cinergy. The merger has been accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of the merger consummation date. Purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006 (see Note 2). Except for an adjustment related to pension and other postretirement benefit obligations, as mandated by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the accompanying consolidated financial statements do not reflect any adjustments related to Duke Energy Ohio’s regulated operations that are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), which are comprised of Duke Energy Ohio’s regulated transmission and distribution and Duke Energy Kentucky. Under the rate setting and recovery provisions currently in place for these regulated operations which provide revenues derived from cost, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

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

Due to the impact of push-down accounting, the financial statements and certain note presentations separate Duke Energy Ohio’s presentations into two distinct periods, the period before the consummation of the merger (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The portion of the goodwill resulting from Duke Energy’s merger with Cinergy and the related purchase price pushed down to Duke Energy Ohio is based on allocations of goodwill which are substantially complete and are based upon estimates of Duke Energy Ohio’s fair value relative to the fair value of other entities acquired. See Note 2 for additional information.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Cash and Cash Equivalents. All highly liquid investments with original maturities of three months or less at the date of purchase are considered cash equivalents.

Restricted Funds Held in Trust. At December 31, 2006 and 2005, Duke Energy Ohio had approximately $30 million and $58 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust, primarily for the purpose of funding future environmental expenditures. This amount is reflected in Restricted funds held in trust on the Consolidated Balance Sheets.

Inventory. Inventory consists primarily of materials and supplies and natural gas held in storage for transmission and sales commitments; and coal held for electric generation. Inventory is recorded at the lower of cost or market value, using the average cost method.

Components of Inventory

	Successor(1)	Predecessor(1)
	December 31, 2006	December 31, 2005
	(in millions)
Inventory
Gas stored for current use	$82	$71
Fuel for use in electric production	74	58
Other materials and supplies	61	49

Total Inventory	$217	$178

(1)	See “Predecessor and Successor Reporting” in Note 1 for additional information on Predecessor and Successor reporting.

Cost-Based Regulation. Duke Energy Ohio uses the same accounting policies and practices for financial reporting purposes as non-regulated companies under GAAP. However, sometimes actions by its regulators, the Federal Energy Regulatory Commission (FERC) and the state utility commissions, result in accounting treatment different from that used by non-regulated companies. When this occurs Duke Energy Ohio applies the provisions of Statement of Financial Accounting Standard (SFAS) No. 71, “Accounting for the Effect of Certain Types of Regulation” (SFAS No. 71). The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Ohio records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy Ohio periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Ohio may have to reduce its asset balances to reflect a market basis less than cost and write-off their associated regulatory assets and liabilities. (For further information see Note 5.)

The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001. Accordingly, application of SFAS No. 71 was discontinued for the generation portion of Duke Energy Ohio’s business. Duke Energy Ohio has a RTC balance of approximately $331 million and $414 million as of December 31, 2006 and 2005, respectively,

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

which is classified in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets. The RTC resulted from comprehensive deregulation legislation passed in the state of Ohio in 1999 and has been approved by the PUCO to be recovered over a ten-year period beginning January 1, 2001.

Duke Energy Ohio operates under the Rate Stabilization Plan (RSP) Market Based Standard Service Offer (MBSSO) which was approved by the PUCO in November 2004, and which provides price certainty through December 31, 2008. In March 2005, the Office of the Ohio Consumers’ Counsel (OCC) appealed the PUCO’s approval of the MBSSO and in November 2006, the Ohio Supreme Court remanded the PUCO’s order approving the MBSSO for further evidentiary support and explanation, and to require Duke Energy Ohio to disclose certain confidential commercial agreements between an affiliate of Duke Energy Ohio and certain Duke Energy Ohio customers which had been previously requested by the OCC. A hearing on remand occurred in March 2007, and a decision is expected by the third quarter 2007. A major feature of the MBSSO is the Provider of Last Resort (POLR) Charge. Duke Energy Ohio has been collecting a POLR charge from non-residential customers since January 1, 2005, and from residential customers since January 1, 2006. The POLR charge consists of the following discrete charges:

•

Annually Adjusted Component—intended to provide cost recovery primarily for environmental compliance expenditures. This component is avoidable (or by-passable) for the first 25% of residential load and 50% of non-residential load to switch to an alternative electric service provider.

•	Infrastructure Maintenance Fund Charge—intended to compensate Duke Energy Ohio for committing its physical capacity. This charge is unavoidable (or non-by-passable).
•

System Reliability Tracker—intended to provide actual cost recovery for capacity purchases, purchased power, reserve capacity, and related market costs for purchases to meet capacity needs. This charge is non-by-passable for residential load and by-passable for non-residential load under certain circumstances.

•

Rate Stabilization Charge—intended to compensate Duke Energy Ohio for maintaining a fixed price through 2008. This charge is by-passable by the first 25% of residential load and 50% of non-residential load to switch.

•

Generation Prices and Fuel Recovery—A market price has been established for generation service. A component of the market price is a fuel cost recovery mechanism that is adjusted quarterly for fuel, emission allowances, and certain purchased power costs, that exceed the amount originally included in the rates frozen in the Duke Energy Ohio transition plan. These new prices were applied to non-residential customers beginning January 1, 2005 and to residential customers beginning January 1, 2006.

•

Transmission Cost Recovery—A transmission cost recovery mechanism was established beginning January 1, 2005 for non-residential customers and beginning January 1, 2006 for residential customers. The transmission cost recovery mechanism is designed to permit Duke Energy Ohio to recover certain Midwest Independent Transition System Operator, Inc. (Midwest ISO) charges, all FERC approved transmission costs, and all congestion costs allocable to retail ratepayers that are provided service by Duke Energy Ohio.

Excluding Duke Energy Ohio’s deregulated generation-related assets and liabilities, as of December 31, 2006, Duke Energy Ohio continues to meet the criteria to apply SFAS No. 71.

Energy Purchases and Fuel Costs. As part of the PUCO’s November 2004 approval of Duke Energy Ohio’s RSP, a cost tracking recovery mechanism was established to recover costs of retail fuel and emission allowances that exceed the amount originally included in the rates frozen in the Duke Energy Ohio transition plan. This mechanism was effective January 1, 2005 for non-residential customers and January 1, 2006 for residential customers. Also, Duke Energy Ohio began utilizing a tracking mechanism approved by the PUCO for the recovery of system reliability capacity costs related to certain specified purchases of power. This mechanism was effective January 1, 2005 for non-residential customers and January 1, 2006 for residential customers. Because Duke Energy Ohio does not apply SFAS No. 71 to its generation operations, differences between fuel costs billed and costs incurred are not recorded as regulatory assets or liabilities.

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy Ohio uses a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate risk management activities, including swaps, futures, forwards and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), as amended, are recorded on the Consolidated Balance Sheets at their fair value as Unrealized Gains or Unrealized Losses on Mark-to-Market and Hedging Transactions. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

those related to other investing activities, are a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows from derivatives related to investing activities are a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

Duke Energy Ohio designates all energy commodity derivatives as either trading or non-trading. Gains and losses for all derivative contracts that do not represent physical delivery contracts are reported on a net basis in the Consolidated Statements of Operations. For each of Duke Energy Ohio’s physical delivery contracts that are derivatives, the accounting model and presentation of gains and losses, or revenue and expense in the Consolidated Statements of Operations is shown below.

Classification of Contract	Duke Energy Ohio Accounting Model	Presentation of Gains & Losses or Revenue & Expense
Trading derivatives	Mark-to-market(a)	Net basis in Non-regulated Electric, Natural Gas and Other

Non-trading derivatives:
Cash flow hedge	Accrual(b)	Gross basis in the same Statement of Operations category as the related hedged item
Fair value hedge	Accrual(b)	Gross basis in the same Statement of Operations category as the related hedged item
Normal purchase or sale	Accrual(b)	Gross basis upon settlement in the corresponding Statement of Operations category based on commodity type
Undesignated	Mark-to-market(a)	Net basis in the related Statement of Operations category for interest rate and commodity derivatives

(a)	An accounting term used by Duke Energy Ohio to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in the Consolidated Statements of Operations. This term is applied to trading and undesignated non-trading derivative contracts. As this term is not explicitly defined within GAAP, Duke Energy Ohio’s application of this term could differ from that of other companies.
(b)	An accounting term used by Duke Energy Ohio to refer to contracts for which there is generally no recognition in the Consolidated Statements of Operations for any changes in fair value until the service is provided, the associated delivery period occurs or there is hedge ineffectiveness. As discussed further below, this term is applied to derivative contracts that are accounted for as cash flow hedges, fair value hedges, and normal purchases or sales, as well as to non-derivative contracts used for commodity risk management purposes. As this term is not explicitly defined within GAAP, Duke Energy Ohio’s application of this term could differ from that of other companies.

Where Duke Energy Ohio’s derivative instruments are subject to a master netting agreement and the criteria of the Financial Accounting Standards Board (FASB) Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts—an Interpretation of Accounting Principles Board (APB) Opinion No. 10 and FASB Statement No. 105” (FIN 39), are met, Duke Energy Ohio presents its derivative assets and liabilities, and accompanying receivables and payables, on a net basis in the accompanying Consolidated Balance Sheets.

Cash Flow and Fair Value Hedges. Qualifying energy commodity and other derivatives may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) or a hedge of a recognized asset, liability or firm commitment (fair value hedge). For all hedge contracts, Duke Energy Ohio prepares formal documentation of the hedge in accordance with SFAS No. 133. In addition, at inception and every three months, Duke Energy Ohio formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Duke Energy Ohio documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk/interest rate risk).

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income as Accumulated Other Comprehensive Loss (AOCI) until earnings are affected by the hedged transaction. Duke Energy Ohio discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the Mark-to-Market Model of accounting (MTM Model) prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in current earnings.

For derivatives designated as fair value hedges, Duke Energy Ohio recognizes the gain or loss on the derivative instrument, as well as the offsetting loss or gain on the hedged item in earnings, to the extent effective, in the current period. All derivatives designated and accounted for as hedges are classified in the same category as the item being hedged in the Consolidated Statements of Cash Flows. In addition, all components of each derivative gain or loss are included in the assessment of hedge effectiveness.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Normal Purchases and Normal Sales. On a limited basis, Duke Energy Ohio applies the normal purchase and normal sales exception to certain contracts. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for using the MTM Model unless immediately designated as a cash flow or fair value hedge.

Valuation. When available, quoted market prices or prices obtained through external sources are used to measure a contract’s fair value. For contracts with a delivery location or duration for which quoted market prices are not available, fair value is determined based on internally developed valuation techniques or models. For derivatives recognized under the MTM Model, valuation adjustments are also recognized in the Consolidated Statements of Operations.

Goodwill. Duke Energy Ohio evaluates goodwill for potential impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). Under this provision, goodwill is subject to an annual test for impairment. Duke Energy Ohio has designated August 31 as the date it performs the annual review for goodwill impairment for its reporting units. Under the provisions of SFAS No. 142, Duke Energy Ohio performs the annual review for goodwill impairment at the reporting unit level, which Duke Energy Ohio has determined to be an operating segment.

Impairment testing of goodwill consists of a two-step process. The first step involves a comparison of the implied fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.

Duke Energy Ohio primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and an estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Energy Ohio incorporates expected growth rates, regulatory stability and ability to renew contracts as well as other factors into its revenue and expense forecasts.

Property, Plant and Equipment. As discussed under “Predecessor and Successor Reporting” above, recorded balances for property, plant and equipment exiting as of April 3, 2006 were adjusted to reflect fair values as of that date. Due to rate setting and recovery provisions currently in place for regulated operations, the fair values of property plant and equipment of the regulated operations were considered to approximate their carrying values as of the date of Duke Energy’s merger with Cinergy. Accumulated depreciation was not reset to zero as of the merger date for the regulated property, plant and equipment due primarily to regulatory reporting implications. Unregulated property, plant and equipment were recorded at respective fair values and accumulated deprecation was reset to zero as of the merger date. Otherwise, property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Ohio capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment is also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as it is incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The composite weighted-average depreciation rates were 2.7% for 2006, 2.4% for 2005, and 2.6% for 2004. Also, see “Allowance for Funds Used During Construction (AFUDC),” discussed below.

When Duke Energy Ohio retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation and amortization. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

Duke Energy Ohio recognizes asset retirement obligations (ARO’s) in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional ARO’s in which the timing or method of settlement are conditional on a future event that may or may not be within the control of Duke Energy Ohio. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Long-Lived Asset Impairments, Assets Held For Sale and Discontinued Operations. Duke Energy Ohio evaluates whether long-lived assets, including intangibles but excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset would generally require management to re-assess the cash flows related to the long-lived assets.

Duke Energy Ohio uses the criteria in SFAS No. 144 “Accounting for the Impairment of or Disposal of Long-Lived Assets” (SFAS No. 144), to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, Duke Energy Ohio does not retrospectively adjust prior period balance sheets to conform to current year presentation. Historically, Duke Energy Ohio classified all “held for sale” amounts as non-current and adjusted their Consolidated Balance Sheets retrospectively to conform to the current presentation. This change in presentation has been adopted in order for the Duke Energy Ohio financial statements to conform to the Duke Energy presentation as a result of push-down accounting. See Note 13 for additional information.

Duke Energy Ohio uses the criteria in SFAS No. 144 and EITF Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Energy Ohio that are being disposed of or are classified as held for sale are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy Ohio must not have significant continuing involvement in the operations after the disposal (i.e. Duke Energy Ohio must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy Ohio’s ongoing operations (i.e. Duke Energy Ohio does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected as (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations as (Losses) Gains on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets, excluding goodwill, are recorded in Operating Expenses in the Consolidated Statements of Operations.

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate.

Environmental Expenditures. Duke Energy Ohio expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate. Liabilities are recorded when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Revenue Recognition. Revenues for electric and gas service are recorded when delivered to customers. Customers are billed throughout the month as both gas and electric meters are read. Duke Energy Ohio recognizes revenues for retail energy sales that have not yet been billed, but where gas or electricity has been consumed. Given the use of these systems and the fact that customers are billed monthly, Duke Energy Ohio believes it is unlikely that materially different results will occur in future periods when these amounts are subsequently billed.

Unbilled revenues for Duke Energy Ohio at December 31, 2006 and 2005 were $132 million and $150 million, respectively.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, Duke Energy Ohio is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included in the Consolidated Statements of Operations for the nine months ended December 31, 2006 was $16 million, which consisted of an after-tax equity component of $2 million and a before-tax interest expense component of $14 million. The total amount of AFUDC included in the Consolidated Statements of Operations for the three months ended March 31, 2006 was $4 million, which consisted of an after-tax equity component of $1 million and a before-tax interest expense component of $3 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $8 million in 2005, which consisted of an after-tax equity component of $1 million and a before-tax interest expense component of $7 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $6 million in 2004, which consisted of an after-tax equity component of $1 million and a before-tax interest expense component of $5 million.

Accounting For Purchases and Sales of Emission Allowances. Duke Energy Ohio recognizes emission allowances, which do not have an expiration date, in earnings as they are consumed or sold. Gains or losses on sales of emission allowances for non-regulated businesses are presented on a net basis in (Losses) Gains on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. For regulated businesses that do provide for direct recovery of emission allowances, any gains or losses on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power in the Consolidated Statements of Operations. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows. See Note 1, “Conforming Changes in Accounting and Reporting” for additional information.

Income Taxes. As a result of Duke Energy’s merger with Cinergy, Duke Energy Ohio entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate benefits to the subsidiaries whose investments or results of operations provide these tax benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Ohio would incur if Duke Energy Ohio were a separate company filing its own tax return. The current tax sharing agreement Duke Energy Ohio has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Ohio and Cinergy prior to the merger.

Management evaluates and records contingent tax liabilities and related interest based on the probability of ultimately sustaining the tax deductions or income positions. Management assesses the probabilities of successfully defending the tax deductions or income positions based upon statutory, judicial or administrative authority.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations for nine months ended December 31, 2006, the three months ended March 31, 2006 and the twelve months ended December 31, 2005 and 2004 were as follows:

Successor(1)	Predecessor(1)
Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
(in millions)
$77	$38	$115	$108

(1)	See “Predecessor and Successor Reporting” in Note 1 for additional information on Predecessor and Successor reporting.

Segment Reporting. As a result of the merger with Duke Energy, effective in the second quarter of 2006, Duke Energy Ohio adopted new business segments, and the segment performance measure has been changed to earnings before interest and taxes (EBIT) from continuing operations. As a result, certain prior period amounts have been retroactively adjusted to conform to the new segment presentation and measures.

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy Ohio’s defined business segments. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy Ohio’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 4.

Cumulative Effect of Changes in Accounting Principles. As of December 31, 2005, Duke Energy Ohio adopted the provisions of FIN 47. In accordance with the transition guidance of this standard, Duke Energy Ohio recorded a net-of-tax cumulative effect adjustment of approximately $3 million.

Conforming Changes in Accounting and Reporting. Emission Allowance Accounting. Effective with the merger between Duke Energy and Cinergy, Duke Energy Ohio classifies emission allowances as Intangible Assets in the accompanying Consolidated Balance Sheets and includes cash flows from purchases and sales of emission allowances as investing activities. Historically, Duke Energy Ohio classified emission allowances as Inventory and Other non-current assets in the Consolidated Balance Sheets, presented revenues from sales of emission allowances as operating revenues and the cost of emission allowances sold as cost of fuel resold in the Consolidated Statements of Operations and presented cash flows from purchases and sales of emission allowances as operating activities in the accompanying Consolidated Statements of Cash Flows. The classification of Inventory or Other non-current assets was determined by the emission allowances vintage year. Duke Energy Ohio changed its method of accounting for emission allowances in connection with their application of push-down accounting in order to conform to the accounting policies of Duke Energy. As a result of this change in classification, gains or losses on sales of emission allowances are presented on a net basis in (Losses) Gains on Sales of Other Assets and Other, net in the accompanying Consolidated Statements of Operations and purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio recorded the change in accounting policy in accordance with SFAS No. 154, “Accounting Changes and Error Corrections—a Replacement of Accounting Principles Board (APB) Opinion No. 20 and SFAS No. 3.” SFAS No. 154 requires that a change in accounting policy be made through retrospective application of the new policy to all prior periods presented. This change does not impact income from continuing operations, net income, total assets, or cash flows from financing activities as previously presented. A summary of the financial statement items affected by the retroactive application of this change in accounting principle is as follows:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(in millions)
Total Operating Revenues
Before reclassification of emission allowances	$2,381	$1,007	$2,943	$2,438
Effect of emission allowance reclassification	(120)	(44)	(163)	(6)

After reclassification of emission allowances	$2,261	$963	$2,780	$2,432

Total Operating Expenses
Before reclassification of emission allowances	$2,216	$799	$2,452	$1,987
Effect of emission allowance reclassification	(149)	(18)	(38)	(2)

After reclassification of emission allowances	$2,067	$781	$2,414	$1,985

(Losses) Gains on Sales of Other Assets and Other, net
Before reclassification of emission allowances	$1	$—	$—	$4
Effect of emission allowance reclassification	(29)	26	125	4

After reclassification of emission allowances	$(28)	$26	$125	$8

(1)	See “Predecessor and Successor Reporting” in Note 1 for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
	December 31, 2006	December 31, 2005
	(in millions)
Inventory
Before reclassification of emission allowances	$372	$226
Effect of emission allowance reclassification	(155)	(48)

After reclassification of emission allowances	$217	$178

Other Assets
Before reclassification of emission allowances	$362	$47
Effect of emission allowance reclassification	(340)	(19)

After reclassification of emission allowances	$22	$28

Intangible Assets
Before reclassification of emission allowances	$237	$38
Effect of emission allowance reclassification	495	67

After reclassification of emission allowances	$732	$105

(1)	See “Predecessor and Successor Reporting” in Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(in millions)
Cash Flows from Operating Activities
Before reclassification of emission allowances	$334	$59	$719	$445
Effect of emission allowance reclassification	29	57	(61)	117

After reclassification of emission allowances	$363	$116	$658	$562

Cash Flows from Investing Activities
Before reclassification of emission allowances	$(337)	$(127)	$(396)	$(281)
Effect of emission allowance reclassification	(29)	(57)	61	(117)

After reclassification of emission allowances	$(366)	$(184)	$(335)	$(398)

(1)	See “Predecessor and Successor Reporting” in Note 1 for additional information on Predecessor and Successor reporting.

Assets Held for Sale. When a determination is made that a long-lived asset or asset group should be classified as an asset “held for sale” pursuant to SFAS No. 144 the long-lived asset or asset group is presented on the Consolidated Balance Sheet with the current and non-current portions separately presented based upon their previous classification (prior to meeting the “held for sale” criteria). Prior period balance sheets are not retrospectively adjusted for current period assets held for sale to conform to the current year presentation. Historically, Duke Energy Ohio classified all “held for sale” amounts as non-current and adjusted their Consolidated Balance Sheets retrospectively to conform to the current presentation. This change in presentation has been adopted in order for the Duke Energy Ohio financial statements to conform to the Duke Energy presentation as a result of push-down accounting. See Note 13 for additional information.

Reclassifications and Revisions. The financial statements have been reclassified to conform with Duke Energy’s format. Certain other prior period amounts have been reclassified to conform to current year presentation. Such reclassifications include the reclassification of income from continuing operations from Duke Energy Ohio’s commercial marketing and trading business to discontinued operations. See Note 13 for additional information.

As a result of the merger with Duke Energy, effective in the second quarter of 2006, Duke Energy Ohio adopted new business segments, and the segment performance measure has been changed to earnings before interest and taxes (EBIT) from continuing operations. As a result, certain prior period amounts have been retroactively adjusted to conform to the new segment presentation and measures. See Note 4 for further discussion of segments.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Ohio during the year ended December 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FASB Staff Position (FSP) No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R) (FSP No. FIN 46(R)-6).” In April 2006, the FASB staff issued FSP No. FIN 46(R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance is effective for all entities with which Duke Energy Ohio first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of OCI, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Ohio is required to initially recognize the funded status of its allocated portion of Cinergy’s defined benefit pension and other postretirement plans and to provide the required additional disclosures as of December 31, 2006 (see Note 18). Retrospective application is not permitted. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $33 million (consisting of an increase in regulatory assets of $31 million and an increase in deferred tax assets of $2 million), an increase in total liabilities of approximately $35 million and a decrease in accumulated other comprehensive loss, net of tax, of approximately $2 million as of December 31, 2006. The adoption of SFAS No. 158 did not have any material impact on Duke Energy Ohio’s consolidated results of operations or cash flows.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Ohio has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. The measurement date requirement is effective for the year ending December 31, 2008, and early application is encouraged. Duke Energy Ohio intends to adopt the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost for the three-month period between September 30, 2006 and December 31, 2006 will be recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, changes in plan assets and plan obligations between September 30, 2006 and December 31, 2006 not related to net periodic benefit cost will be recognized, net of tax, as an adjustment to OCI.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). In September 2006, the SEC staff issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

SAB No. 108 was effective for Duke Energy Ohio’s year ended December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy Ohio has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have any material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

The following new accounting standards were adopted by Duke Energy Ohio during the year ended December 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (SFAS No. 153). In December 2004, the FASB issued SFAS No. 153 which amends APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” by eliminating the exception to the fair-value principle for exchanges of similar productive assets, which were accounted for under APB Opinion No. 29 based on the book value of the asset surrendered with no gain or loss recognition. SFAS No. 153 also eliminates APB Opinion No. 29’s concept of culmination of an earnings process. The amendment requires that an exchange of nonmonetary assets be accounted for at fair value if the exchange has commercial substance and fair value is determinable within reasonable limits. Commercial substance is assessed by comparing the entity’s expected cash flows immediately before and after the exchange. If the difference is significant, the transaction is considered to have commercial substance and should be recognized at fair value. SFAS No. 153 is effective for nonmonetary transactions occurring on or after July 1, 2005. The adoption of SFAS No. 153 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

FASB Interpretation No.(FIN) 47 “Accounting for Conditional Asset Retirement Obligations” (FIN 47). In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 were effective for Duke Energy Ohio as of December 31, 2005, and the adoption of FIN 47 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

The following new accounting standards were adopted by Duke Energy Ohio during the year ended December 31, 2004 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FIN 46, “Consolidation of Variable Interest Entities”. In January 2003, the FASB issued FIN 46 which requires the primary beneficiary of a variable interest entity’s activities to consolidate the variable interest entity. FIN 46 defines a variable interest entity as an entity in which the equity investors do not have substantive voting rights and there is not sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. The primary beneficiary absorbs a majority of the expected losses and/or receives a majority of the expected residual returns of the variable interest entity’s activities. In December 2003, the FASB issued FIN 46 (Revised December 2003), “Consolidation of Variable Interest Entities—an Interpretation of ARB No. 51” (FIN 46R), which supersedes and amends the provisions of FIN 46. While FIN 46R retains many of the concepts and provisions of FIN 46, it also provides additional guidance and additional scope exceptions, and incorporates FASB Staff Positions related to the application of FIN 46.

The provisions of FIN 46 applied immediately to variable interest entities created, or interests in variable interest entities obtained, after January 31, 2003, while the provisions of FIN 46R were required to be applied to those entities, except for special purpose entities, by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for Duke Energy Ohio). For variable interest entities created, or interests in variable interest entities obtained, on or before January 31, 2003, FIN 46 or FIN 46R was required to be applied to special-purpose entities by the end of the first reporting period ending after December 15, 2003 (December 31, 2003 for Duke Energy Ohio), and was required to be applied to all other non-special purpose entities by the end of the first reporting period ending after March 15, 2004 (March 31, 2004 for Duke Energy Ohio). Duke Energy Ohio did not consolidate any entities as a result of the adoption of FIN 46R.

Various changes and clarifications to the provisions of FIN 46 have been made by the FASB since its original issuance in January 2003. While not anticipated at this time, any additional clarifying guidance or further changes to these complex rules could have an impact on Duke Energy Ohio’s Consolidated Financial Statements.

FSP No. FAS 109-1, “Application of FASB Statement No. 109, ‘Accounting for Income Taxes,’ to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004” (FSP No. FAS 109-1). On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities, which will be phased in from 2005 through 2010.

Under the guidance in FSP No. FAS 109-1, which was issued in December 2004, the deduction will be treated as a “special deduction” as described in SFAS No. 109, “Accounting for Income Taxes” (SFAS No. 109). As such, for Duke Energy Ohio, the special deduction had no material impact on deferred tax assets and liabilities existing at the enactment date. Rather, the impact of this deduction is reported in the periods in which the deductions are claimed on the tax returns. For the nine months ended December 31, 2006, the three months ended March 31, 2006, and the year ended December 31, 2005, Duke Energy Ohio recognized a benefit of approximately $2 million, $1 million and $2 million, respectively, relating to the deduction from qualified domestic activities.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of December 31, 2006:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for Duke Energy Ohio for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. Duke Energy Ohio does not anticipate the adoption of SFAS No. 155 will have any material impact on its consolidated results of operations, cash flows or financial position.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 156). In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. SFAS No. 156 is effective for Duke Energy Ohio as of January 1, 2007, and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. Duke Energy Ohio does not anticipate the adoption of SFAS No. 156 will have any material impact on its consolidated results of operations, cash flows or financial position.

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy Ohio’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Energy Ohio, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Duke Energy Ohio is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Duke Energy Ohio, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Duke Energy Ohio cannot currently estimate the impact of SFAS No. 159 on its consolidated results of operations, cash flows or financial position and has not yet determined whether or not it will choose to measure items subject to SFAS No. 159 at fair value.

FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006 the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Ohio has concluded there is a level of uncertainty with respect to the recognition in its financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Ohio will implement this new accounting standard effective January 1, 2007. The implementation will impact a variety of balance sheet line items, including Deferred income taxes, Taxes accrued, Goodwill, and Other Liabilities. Upon implementation of FIN 48, Duke Energy Ohio will reflect interest expense related to taxes as interest expense, in Other Income and Expenses, net in the Consolidated Statement of Operations. In addition, accounting for this standard after January 1, 2007 will involve an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions would impact income tax expense and interest expense in the Consolidated Statement of Operations, with offsetting impacts to the balance sheet line items described above. Duke Energy Ohio is still in the process of reviewing the impacts of this standard and expects that the Goodwill adjustment will be immaterial.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP is effective for Duke Energy Ohio as of January 1, 2007 and will be applied retrospectively for all financial statements presented. Duke Energy Ohio does not anticipate the adoption of FSP No. AUG AIR-1 will have any material impact on its consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e. included in revenues and costs) or net (i.e. exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus is effective for Duke Energy Ohio beginning January 1, 2007. Duke Energy Ohio does not anticipate the adoption of EITF No. 06-3 will have any material impact on its consolidated results of operations, cash flows or financial position.

2. Duke Energy/Cinergy Merger

Duke Energy Ohio consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities for entities acquired that meet the definition of a business as defined in EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (EITF 98-3), is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date, however, it may be longer for certain income tax items.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information on the merger, purchase accounting and Predecessor and Successor reporting). For accounting purposes, the effective date of the merger was April 1, 2006. The merger combines the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States (Midwest). See Note 5 for discussion of regulatory impacts of the merger. In connection with the merger, Duke Energy issued 1.56 shares of Duke Energy common stock for each outstanding share of Cinergy common stock, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Based on the market price of Duke Energy common stock during the period, including the two trading days before, through the two trading days after, May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction is valued at approximately $9.1 billion and has resulted in goodwill recorded at Duke Energy Ohio of approximately $2.3 billion.

The amount of goodwill results from significant strategic and financial benefits expected to be realized by Duke Energy including:

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

As discussed in Note 1, purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Purchase price allocation and goodwill

The following table summarizes the differences between the fair values and the carrying values of the Duke Energy Ohio assets and liabilities at the date of acquisition.

	(in millions)
Purchase price
Total purchase price		$4,885 (1)
Less Duke Energy Ohio net book value at acquisition		(1,991)

Excess purchase price		$2,894
Fair value adjustments to assets acquired
Current assets	$(6)
Property, plant, and equipment(2)	(284)
Intangibles	(736)
Regulatory assets and deferred debits	(140)
Fair value adjustments to liabilities assumed
Current liabilities	32
Accrued pension and post-retirement benefit costs	131
Deferred taxes	337
Other non-current liabilities	120

		(546)

Goodwill		$2,348

(1)	Allocation of purchase price to Duke Energy Ohio was based on relative fair value of entities acquired (including Duke Energy Ohio) compared to a total purchase price of $9,115 million for Cinergy. See Note 1 for additional information.
(2)	Amounts recorded for regulated property, plant, and equipment by Duke Energy Ohio on the acquisition date include approximately $1,510 million related to accumulated depreciation of acquired assets.

Goodwill recorded by Duke Energy Ohio as of December 31, 2006 resulting from Duke Energy’s merger with Cinergy is $2,348 million. As of December 31, 2006, the allocation of goodwill to Duke Energy Ohio and to the reporting units within Duke Energy Ohio was substantially complete, with approximately $1,148 million and $1,200 million being allocated to the Franchised Electric and Gas and Commercial Power segments, respectively (see Note 10).

The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the merger with Duke Energy had occurred at the beginning of each of the periods presented:

Unaudited Consolidated Pro Forma Results (Predecessor)

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Operating revenues	$966	$2,793
Income from continuing operations	88	133
Net income	86	176
Earnings available for common stockholder	86	175

Pro forma results for the nine months ended December 31, 2006 are not presented since the merger occurred at the beginning of the period presented. Additionally, pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of Cinergy’s merger with Duke Energy. The pre-tax impacts of purchase accounting on the results of operations of Duke Energy Ohio were approximately $117 million during the nine months ended December 31, 2006.

Prior to consummation of the merger, certain regulatory approvals were received from the state utility commissions and the FERC. See Note 5 for a discussion of the regulatory impacts of the merger.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

3. Transfer of Certain Duke Energy Generating Assets to Duke Energy Ohio

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

In connection with the contribution of these assets, Duke Energy Ohio assumed certain related liabilities. In particular, Duke Energy Ohio assumed from Duke Energy all payment, performance, and other obligations of Duke Energy, with respect to certain deferred tax liabilities related to the assets. Duke Energy Ohio also assumed pre-tax deferred losses associated with contracts formerly designated as cash flow hedges of forecasted power sales and gas purchases from Duke Energy’s Midwestern generation fleet. See Note 9 for additional information. The following table summarizes this transaction for Duke Energy Ohio:

(in millions)
Assets Received
Generating Assets	$1,563
Other Assets	77

Total Assets Received	$1,640

Liabilities Assumed
Deferred Tax Liabilities	$174
Other	4

Total Liabilities Assumed	$178

Contributed Capital from Duke Energy	$1,462

The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the contribution of the Duke Energy generating assets to Duke Energy Ohio had occurred at the beginning of each of the periods presented:

Unaudited Consolidated Pro Forma Results (Predecessor)

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(in millions)
Operating revenues	$971	$2,951	$2,603
Income from continuing operations	106	222	200
Net income	104	266	224
Earnings available for common stockholder	104	265	223

These pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of the transfer of the ownership interest in the five plants as discussed above. As part of this transaction, Duke Energy agreed to reimburse Duke Energy Ohio, on a quarterly basis, through April 2016 in the event of certain cash shortfalls related to the performance of the five

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

plants. During the third quarter of 2006, Duke Energy reimbursed Duke Energy Ohio $1.9 million for certain cash shortfalls that occurred during the second quarter 2006. However, in the fourth quarter 2006, Duke Energy Ohio returned the $1.9 million to Duke Energy based on the performance of the five plants in the third quarter 2006. Based on the assessment of the performance of the five plants during the fourth quarter 2006, Duke Energy Ohio did not incur certain cash shortfalls related to the performance of the five plants thus no cash settlement was required from Duke Energy. Duke Energy Ohio accounts for any payments from or return of payments to Duke Energy in its Common Stockholder’s Equity as Additional paid-in capital.

4. Business Segments

In conjunction with the merger with Duke Energy, effective with the second quarter of 2006, Duke Energy Ohio adopted business segments that management believes align the various operations of Duke Energy Ohio with how the chief operating decision maker views the business. Prior period segment information has been recast to conform to the new segment structure. Accordingly, Duke Energy Ohio has the following reportable business segments:

•	Franchised Electric and Gas consists of regulated electric and gas transmission and distribution systems and its regulated electric generation in Kentucky, and
•

Commercial Power primarily consists of Duke Energy Ohio’s non-regulated generation in Ohio, the merchant generation assets transferred from Duke Energy as discussed in Note 3, and the energy risk management activities associated with those assets.

Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. Both of the business units are considered reportable segments under SFAS No. 131. There is no aggregation within Duke Energy Ohio’s defined business segments.

Prior to the merger with Duke Energy, Duke Energy Ohio operated the following two business units, which were both considered reportable segments under SFAS No. 131: Regulated and Commercial. Regulated consisted of Duke Energy Ohio’s regulated electric and gas transmission and distribution systems. Commercial managed Duke Energy Ohio’s wholesale generation and energy marketing and trading activities.

Franchised Electric and Gas plans, constructs, operates and maintains Duke Energy Ohio’s generation, transmission and distribution systems and delivers gas and electric energy to consumers. These businesses are subject to cost of service rate making where rates to be charged to customers are based on prudently incurred costs over a test period plus a reasonable rate of return.

Commercial Power owns, operates and manages non-regulated merchant power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants. In October 2006, Duke Energy completed the sale of Commercial Power’s energy marketing and trading activities to Fortis. As a result, the operations of Commercial Power’s energy marketing and trading activities are classified in (Loss) Income from Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

The remainder of Duke Energy Ohio’s operations is presented as “Other.” While it is not considered a business segment, “Other” for Duke Energy Ohio includes certain allocated governance costs.

Management evaluates segment performance based on EBIT. On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes. Cash, cash equivalents, and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as unaffiliated revenues and expenses in the accompanying Consolidated Financial Statements.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Earnings from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(b)(d)
	(in millions)
Successor(c)
Nine months Ended December 31, 2006
Franchised Electric and Gas	$1,027	$—	$1,027	$130	$160	$198	$5,381
Commercial Power	1,234	1	1,235	93	120	193	6,349
Total reportable segments	2,261	1	2,262	223	280	391	11,730
Other	—	—	—	(56)	—	—	—
Eliminations and reclassifications	—	(1)	(1)	—	—	—	—
Interest expense	—	—	—	(81)	—	—	—
Interest income and other	—	—	—	16	—	—	—

Total consolidated	$2,261	$—	$2,261	$102	$280	$391	$11,730

Predecessor(c)
Three Months Ended March 31, 2006
Franchised Electric and Gas	$543	$—	$543	$80	$50	$75
Commercial Power	420	1	421	166	18	60
Total reportable segments	963	1	964	246	68	135
Other	—	—	—	(39)	—	—
Eliminations and reclassifications	—	(1)	(1)	—	—	—
Interest expense	—	—	—	(30)	—	—
Interest income and other	—	—	—	9	—	—
Total consolidated	$963	$—	$963	$186	$68	$135

Twelve Months Ended December 31, 2005
Franchised Electric and Gas	$1,561	$—	$1,561	$219	$183	$232	$3,932
Commercial Power	1,219	169	1,388	371	88	202	3,309
Total reportable segments	2,780	169	2,949	590	271	434	7,241
Other	—	—	—	(97)	—	—	—
Eliminations and reclassifications	—	(169)	(169)	—	—	—	—
Interest expense	—	—	—	(98)	—	—	—
Interest income and other	—	—	—	17	—	—	—
Total consolidated	$2,780	$—	$2,780	$412	$271	$434	$7,241

Twelve Months Ended December 31, 2004
Franchised Electric and Gas	$1,427	$—	$1,427	$256	$146	$159	$3,448
Commercial Power	1,005	163	1,168	280	78	140	2,784
Total reportable segments	2,432	163	2,595	536	224	299	6,232
Other	—	—	—	(79)	—	—	—
Eliminations and reclassifications	—	(163)	(163)	—	—	—	—
Interest expense	—	—	—	(90)	—	—	—
Interest income and other	—	—	—	11	—	—	—
Total consolidated	$2,432	$—	$2,432	$378	$224	$299	$6,232

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Includes assets held for sale.
(c)	See Note 1 for additional information on Predecessor and Successor reporting.
(d)	Amounts include goodwill recorded as of December 31, 2006 resulting from Duke Energy’s merger with Cinergy in the amount of $2,348 million. Franchised Electric and Gas has been allocated $1,148 million. Commercial Power has been allocated $1,200 million.

All of Duke Energy Ohio’s revenues are generated and its long-lived assets are invested domestically.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

5. Regulatory Matters

Regulatory Assets and Liabilities. Duke Energy Ohio’s regulated operations are subject to SFAS No. 71. Accordingly, Duke Energy Ohio records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. (For further information see Note 1.)

Duke Energy Ohio’s Regulatory Assets and Liabilities:

	Successor(1)	Predecessor(1)	Recovery/Refund Period Ends
	As of December 31,
	2006	2005
	(in millions)
Regulatory Assets(a)(b)
Net regulatory asset related to income taxes (c)	$96	$79	(e	)
Accrued pension and post retirement(h)	147	—	(g	)
Regulatory Transition Charges (RTC)	331	414	2010
Capital-related distribution costs(i)	29	35	2009
Unamortized costs of reacquiring debt (c)	12	13	(e	)
Post-in-service carrying costs and deferred operating expense	6	4	2065
Hedge costs and other deferrals	7	—	2033
Other	26	10	(g	)

Total Regulatory Assets	$654	$555

Regulatory Liabilities(a)(d)
Removal costs(c)	$158	$149	(f	)
Other	9	3	(g	)

Total Regulatory Liabilities	$167	$152

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Included in Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(c)	Included in rate base.
(d)	Included in Regulatory Liabilities on the Consolidated Balance Sheets.
(e)	Recovery/refund is over the life of the associated asset or liability.
(f)	Liability is extinguished over the lives of the associated assets.
(g)	Recovery/Refund period currently unknown.
(h)	Includes $31 million related to adoption of SFAS No. 158 (see Note 18) and $116 million related to impacts of purchase accounting as a result of Duke Energy’s merger with Cinergy (see Note 2).
(i)	Recovered via revenue rider.

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. In April 2006, the OCC filed a Notice of Appeal with the Supreme Court of Ohio, requesting the Court remand the PUCO’s merger approval for a full evidentiary hearing. The OCC alleged that the PUCO improperly failed to: (i) set the matter for a full evidentiary hearing; (ii) consider evidence regarding the transfer of certain Duke Energy generating assets to Duke Energy Ohio; and (iii) lift the stay on discovery. Duke Energy Ohio and the OCC settled this matter and in June 2006, the Court granted the OCC’s motion to dismiss. As of December 31, 2006, Duke Energy Ohio has returned $14 million and $20 million, respectively, on each of these rate reductions.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. As of December 31, 2006, Duke Energy Kentucky has returned $1 million to customers on this rate reduction.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

•

FERC the merger without conditions. In January 2006, Public Citizen’s Energy Program, Citizens Action Coalition of Indiana, Inc., Ohio Partners for Affordable Energy and Southern Alliance for Clean Energy requested rehearing of the FERC approval. In February 2006, the FERC issued an order granting rehearing of FERC’s order for further consideration. On February 5, 2007, after further consideration, the FERC issued an order dismissing the request for a rehearing.

Franchised Electric and Gas. Rate Related Information. The KPSC approves rates for retail electric and gas sales within the state of Kentucky. The PUCO approves rates and market prices for retail electric and gas sales within Ohio. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a RSP, which includes a MBSSO approved by the PUCO in November 2004. In March 2005, the OCC appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio and the court issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded to the PUCO on two issues. The Court ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements between an affiliate of Duke Energy Ohio and certain Duke Energy Ohio customers which had been previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order. Such confidential commercial agreements are relatively common in the jurisdiction and the PUCO has not allowed production of such agreements in past cases in which the PUCO was presented with a settlement agreement on the basis that they are irrelevant. A hearing on remand occurred in March 2007 and a decision is expected in the third quarter 2007. Duke Energy Ohio cannot predict the outcome of this proceeding.

On August 2, 2006, Duke Energy Ohio filed an application with the PUCO to amend its MBSSO. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. The application is pending and Duke Energy Ohio cannot predict the outcome of this proceeding.

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

In addition to the fuel clause recovery component, Duke Energy Ohio’s MBSSO includes a reserve capacity component known as the System Reliability Tracker, and an Annually Adjusted Component to recover certain incremental environmental, tax and homeland security costs. In 2006, Duke Energy Ohio filed an application requesting to modify each of these components. After the Ohio Supreme Court issued its remand order in the MBSSO appeal, the PUCO issued an order permitting Duke Energy Ohio to continue to charge its existing market prices (except for the System Reliability Tracker which was reset to $0) with true-up to actual costs to be decided at a later date. In the meantime, consideration of Duke Energy Ohio’s filing to amend the MBSSO is suspended pending the outcome of the remand case. Duke Energy Ohio does not expect a significant change, if any, to the MBSSO components but cannot predict the outcome of the cases. The PUCO is expected to decide all of these matters in 2007.

Duke Energy Kentucky Electric Rate Case. In May 2006, Duke Energy Kentucky filed an application for an increase in its base electric rates. The application, which sought an increase of approximately $67 million in revenue, or approximately 28 percent, to be effective in January 2007, was filed pursuant to the KPSC’s 2003 Order approving the transfer of 1,100 MW of generating assets from Duke Energy Ohio to Duke Energy Kentucky. Duke Energy Kentucky also sought to reinstitute its fuel cost recovery mechanism which had been frozen since 2001, and has proposed to refresh the pricing for the back-up power supply contract to reflect current market pricing. In the fourth quarter of 2006, Duke Energy Kentucky reached a settlement agreement in principle with all parties to this proceeding resolving all the issues raised in the proceeding. Among other things, the settlement agreement provided for a $49 million increase in Duke Energy Kentucky’s base electric rates and reinstitution of the fuel cost recovery mechanism. In December 2006, the KPSC approved the settlement agreement.

Duke Energy Kentucky Gas Rate Cases. In 2002, the KPSC approved Duke Energy Kentucky’s gas base rate case which included, among other things, recovery of costs associated with an accelerated gas main replacement program. The approval authorized a tracking mechanism to recover certain costs including depreciation and a rate of return on the program’s capital expenditures. The Kentucky Attorney General appealed to the Franklin Circuit Court the KPSC’s approval of the tracking mechanism as well as the KPSC’s subsequent approval of annual rate adjustments under this tracking mechanism. In 2005, both Duke Energy Kentucky and the KPSC requested that the court dismiss these cases. At the present time, Duke Energy Kentucky cannot predict the timing or outcome of this litigation.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Other. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of $35 million. At this time, Duke Energy Ohio cannot predict the outcome or the impact of the statewide Ohio investigation.

In April 2006, the FERC issued an order on the Midwest ISO’s revisions to its Transmission and Energy Markets Tariffs regarding its Revenue Sufficiency Guarantee (RSG). The FERC found that the Midwest ISO violated the tariffs when it did not charge RSG costs to virtual supply offers. The FERC, among other things, ordered the Midwest ISO to recalculate the rate and make refunds to customers, with interest, to reflect the correct allocation of RSG costs. Duke Energy Shared Services, on behalf of Duke Energy Ohio, filed a Request for Rehearing, and in October 2006, the FERC issued an order which, among other things, granted rehearing on the issue of refunds. The FERC stated that it would not require recalculation of the rates and, as such, refunds are no longer required. As a result, Duke Energy Ohio does not believe that this issue will have a material effect on its consolidated results of operations, cash flows, or financial position.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying North American Electric Reliability Corporation (NERC) as the Electric Reliability Organization (ERO). NERC has filed over 100 proposed reliability standards with FERC. FERC’s proposed action to approve a large number of these standards will result in those standards becoming mandatory and enforceable for the 2007 peak summer season. Other reliability standards will become mandatory and enforceable thereafter. Duke Energy Ohio does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

6. Joint Ownership of Generating and Transmission Facilities

Duke Energy Ohio, Columbus Southern Power Company, and Dayton Power & Light jointly own electric generating units and related transmission facilities in Ohio. Duke Energy Ohio and Wabash Valley Power Association, Inc jointly own the Vermillion generating station in Indiana.

As of December 31, 2006, Duke Energy Ohio’s share in jointly-owned plant or facilities were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Duke Energy Ohio
Production:
Miami Fort Station (Units 7 and 8)(b)	64.0%	$330	$147	$197
W.C. Beckjord Station (Unit 6)(b)	37.5	46	32	3
J.M. Stuart Station(a)(b)	39.0	420	179	153
Conesville Station (Unit 4)(a)(b)	40.0	81	52	28
W.M. Zimmer Station(b)	46.5	1,315	482	10
Killen Station(a)(b)	33.0	210	122	44
Vermillion Station(b)	75.0	197	34	—
Transmission	Various	88	47	1
Duke Energy Kentucky
Production:
East Bend Station(c)	69.0	423	217	4

(a)	Station is not operated by Duke Energy Ohio.
(b)	Included in Commercial Power segment
(c)	Included in Franchised Electric and Gas segment

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations.

7. Income Taxes

The following details the components of income tax expense from continuing operations:

Income Tax Expense from Continuing Operations

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(in millions)
Current income taxes
Federal	$139	$55	$188	$76
State	22	6	13	15

Total current income taxes	161	61	201	91

Deferred income taxes
Federal	(100)	11	(47)	60
State	(18)	(3)	8	(1)

Total deferred income taxes	(118)	8	(39)	59

Investment tax credit amortization	(2)	(1)	(5)	(5)

Total income tax expense from continuing operations	41	68	157	145
Total income tax (benefit) expense from discontinued operations	(3)	(1)	27	14
Total income tax benefit from cumulative effect of change in accounting principle	—	—	(2)	—

Total income tax expense presented in Consolidated Statements of Operations	$38	$67	$182	$159

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$36	$65	$144	$132
State income tax, net of federal income tax effect	3	2	14	9
Depreciation and other PP&E related differences	6	2	3	4
ITC amortization	(2)	(1)	(5)	(5)
Other items, net	(2)	—	1	5

Total income tax expense from continuing operations	$41	$68	$157	$145

Effective Tax Rates	40.2%	36.6%	38.1%	38.4%

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The decrease in income tax expense from continuing operations was primarily due to a decrease in income from continuing operations before income taxes for the nine months ended December 31, 2006 compared to the predecessor three months ended March 31, 2006 and twelve months ended December 31, 2005 and December 31, 2004. The increase in the effective tax rate for the nine months ended December 31, 2006 as compared to prior periods is primarily related to a change in state income tax apportionment.

Net Deferred Income Tax Liability Components

	Successor (1)	Predecessor(1)
	As of December 31,
	2006	2005
	(in millions)
Deferred credits and other liabilities	$112	$88
Other	66	20

Total deferred income tax assets	178	108

Investments and other assets	(72)	(43)
Accelerated depreciation rates	(1,308)	(951)
Regulatory assets and deferred debits	(252)	(169)

Total deferred income tax liabilities	(1,632)	(1,163)

Total net deferred income tax liabilities	$(1,454)	$(1,055)

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

Net Deferred Income Tax Liabilities

	Successor (1)	Predecessor(1)
	As of December 31,
	2006	2005
	(in millions)
Current deferred tax assets, included in other current assets	$21	$6
Non-current deferred tax liabilities	(1,475)	(1,061)

Total net deferred income tax liabilities	$(1,454)	$(1,055)

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

Although the outcome of tax audits is uncertain, management believes that adequate provisions for income and other taxes, such as sales and use, franchise, and property, have been made for potential liabilities resulting from such matters. As of December 31, 2006, Duke Energy Ohio has total provisions of approximately $26 million for uncertain tax positions, as compared to approximately $28 million as of December 31, 2005.

8. Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, which was adopted by Duke Energy Ohio on January 1, 2003 and addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time. Additional depreciation expense is recorded prospectively for any property, plant and equipment increases.

Asset retirement obligations at Duke Energy Ohio relate primarily to the retirement of gas mains, asbestos abatement at certain generating stations and closure and post-closure activities of landfills. In accordance with SFAS No.143, Duke Energy Ohio identifies

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

certain assets that have an indeterminate life, and thus the fair value of the retirement obligation is not reasonably estimable. These assets include transmission pipelines. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

Upon adoption of SFAS No. 143, Duke Energy Ohio’s regulated electric and regulated natural gas operations classified removal costs for property that does not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment under SFAS No. 71. Duke Energy Ohio does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any of our non-regulated assets (including Duke Energy Ohio’s generation assets). The total amount of removal costs included in Regulatory Liabilities on the Consolidated Balance Sheets was $158 million and $149 million as of December 31, 2006 and 2005, respectively.

The adoption of SFAS No. 143 had no impact on the income of the regulated electric and gas operations, as the effects were offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71.

As a result of the adoption of FIN 47 in 2005, net property, plant and equipment decreased by approximately $7 million, regulatory liabilities decreased by approximately $27 million, and ARO liabilities increased by approximately $39 million. The adoption of FIN 47 had no impact on the income of the regulated electric operations, as the effects were offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71. For obligations related to other operations, a before tax cumulative effect adjustment of approximately $5 million was recorded in the fourth quarter of 2005 as a reduction in earnings (see Note 1).

The pro forma effects of adopting FIN 47, including the impact on the balance sheet and net income are not presented due to the immaterial impact.

The asset retirement obligation is adjusted each period for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

Reconciliation of Asset Retirement Obligation Liability

Successor(1)
Balance as of April 1, 2006	$41
Accretion expense	2
Revisions in estimated cash flows	(2)

Balance as of December 31, 2006	$41

Predecessor(1)

Balance as of January 1, 2005	$2
Adoption of FIN 47	39

Balance as of December 31, 2005	$41

Accretion expense	1
Revisions in estimated cash flows	(1)

Balance as of March 31, 2006	$41

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

9. Risk Management and Hedging Activities, Credit Risk, and Financial Instruments

Duke Energy Ohio is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of its non-regulated generation portfolio. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt. Duke Energy Ohio employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including swaps, futures, forwards and options.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio’s Derivative Portfolio Carrying Value as of December 31, 2006

Asset/(Liability)	Maturity in 2007	Maturity in 2008	Maturity in 2009	Maturity in 2010 and Thereafter	Total Carrying Value
	(in millions)
Hedging	$—	$—	$—	$(2)	$(2)
Undesignated	8	(2)	2	—	8

Total	$8	$(2)	$2	$(2)	$6

The amounts in the table above represent the combination of amounts presented as assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets, excluding approximately $43 million of derivative assets and $43 million of derivative liabilities presented as assets and liabilities held for sale at December 31, 2006 (see Note 13).

As part of the merger with Duke Energy on April 3, 2006, Duke Energy Ohio acquired certain generation assets from Duke Energy, representing approximately 3,600 megawatts of power generation and those assets were added to Duke Energy Ohio’s non-regulated generation portfolio. All derivatives related to the Midwestern generation fleet are included in Duke Energy Ohio’s Consolidated Balance Sheets at December 31, 2006. Duke Energy Ohio also assumed approximately $63 million of pre-tax deferred losses ($39 million, net of tax) associated with contracts formerly designated as cash flow hedges of forecasted power sales and gas purchases from Duke Energy’s Midwestern generation fleet. These contracts were sold by Duke Energy in 2005 and the deferred losses remain on the Consolidated Balance Sheet in AOCI until the related hedged transactions (gas purchases and power sales) occur. As of December 31, 2006, $30 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to be recognized in earnings during the next 12 months. (See Note 1 and Note 2 for further details on the completed merger and Note 3 for details on the transfer of generation assets.)

Trading and Undesignated Derivative Contracts. Trading. Duke Energy Ohio has been exposed to the impact of market fluctuations in the prices of natural gas, electricity and other energy-related products marketed and purchased as a result of proprietary trading activities. In June 2006, Cinergy sold its commercial marketing and trading business, including certain of Duke Energy Ohio’s trading contracts, to Fortis. The results of this trading activity has been reflected in (Loss) Income from Discontinued Operations, net of tax in the Consolidated Statements of Operations. In October 2006, the sale transaction was completed and Duke Energy Ohio entered into a series of Total Return Swaps (TRS) with Fortis (see Note 13). As of December 31, 2006, the remaining power and gas trading contract assets and liabilities and offsetting TRS were classified as Assets held for sale and Liabilities associated with assets held for sale in the Consolidated Balance Sheets.

Undesignated. In addition, Duke Energy Ohio uses derivative contracts to manage the market risk exposures that arise from commodity price risk associated with its future production from its non-regulated generation fleet. For those contracts serving as economic hedges to manage price risk associated with the generation portfolio, Duke Energy Ohio is subject to earnings volatility associated with mark-to-market gains and losses from changes in the value of the derivative contracts.

Normal Purchases and Normal Sales Exception. Duke Energy Ohio has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133 and interpreted by Derivative Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate primarily to the delivery of electricity over the next 8 years, are not included in the table above.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Ohio to risk as a result of its issuance of variable and fixed rate debt. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Ohio also enters into interest rate swaps to manage and mitigate interest rate risk exposure.

Duke Energy Ohio has an outstanding interest rate swap agreement that decreased the percentage of variable rate debt. Under the provisions of the swap, which has a notional amount of $100 million, Duke Energy Ohio pays a fixed rate and receives a variable rate through October 2007. This swap qualifies as a cash flow hedge under the provisions of SFAS No. 133. As the terms of the swap agreement mirror the terms of the debt agreement that it is hedging, we anticipate that this swap will continue to be effective as a hedge. Changes in fair value of this swap are recorded in AOCI.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio’s recognized interest rate derivative ineffectiveness was not material to its consolidated results of operations, cash flows or financial position for the nine month period ended December 31, 2006 and the predecessor three months ended March 31, 2006 and the twelve months ended December 31, 2005 and December 31, 2004. As of December 31, 2006, $4 million of pre-tax deferred net gains on derivative instruments related to interest rate cash flow hedges were accumulated on the Consolidated Balance Sheets in a separate component of Common stockholder’s equity, in AOCI, and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

Credit Risk. Where exposed to credit risk, Duke Energy Ohio analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

Duke Energy Ohio’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Ohio frequently uses master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Collateral amounts held or posted may be fixed or may vary depending on the terms of the collateral agreement and the nature of the underlying exposure and cover trading, normal purchases and normal sales, hedging contracts, and optimization contracts outstanding. Duke Energy Ohio may be required to return certain held collateral and post additional collateral should price movements adversely impact the value of open contracts or positions. In many cases, Duke Energy Ohio’s and its counterparties’ publicly disclosed credit ratings impact the amounts of additional collateral to be posted. Likewise, downgrades in credit ratings of counterparties could require counterparties to post additional collateral to Duke Energy Ohio and its affiliates.

Duke Energy Ohio also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Included in Other Current Assets in the Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 are collateral assets of approximately $58 million and $118 million, respectively, which represents cash collateral posted by Duke Energy Ohio with other third parties. Included in Other Current Liabilities in the Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 are collateral liabilities of approximately $27 million and $177 million, respectively, which represents cash collateral posted by other third parties to Duke Energy Ohio. This decrease in cash collateral posted by other third parties to Duke Energy Ohio is primarily due the sale of the commercial marketing and trading business to Fortis in 2006.

Financial Instruments. The fair value of financial instruments, excluding derivatives included elsewhere in this Note, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2006 and 2005, are not necessarily indicative of the amounts Duke Energy Ohio could have realized in current markets.

Financial Instruments

	As of December 31,
	2006 (Successor)(1)		2005 (Predecessor)(1)
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt(2)	$1,881	$1,872	$1,643	$1,657

(1)	See Note 1 to the Consolidated Financial Statements for additional information on Predecessor and Successor reporting.
(2)	Includes current maturities.

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable and commercial paper are not materially different from their carrying amounts because of the short-term nature of these instruments or because the stated rates approximate market rates.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

10. Goodwill and Intangibles

As discussed further in Note 2, in April 2006, Duke Energy and Cinergy consummated their merger, which resulted in Duke Energy Ohio recording goodwill of approximately $2.3 billion. Duke Energy Ohio had no goodwill prior to this date. Duke Energy Ohio evaluates the impairment of goodwill under the guidance of SFAS No. 142 and no impairment of goodwill has occurred. The following table shows the changes in goodwill for the nine months ended December 31, 2006:

Carrying Amount of Goodwill

	Successor(1)
	Balance at April 1, 2006	Changes		Balance at December 31, 2006
	(in millions)
Commercial Power	$1,111	$89		$1,200
Franchised Electric & Gas	1,062	86		1,148

Total Goodwill	$2,173	$175	(2)	$2,348

(1)	See Note 1 for additional information on Successor reporting.
(2)	The approximate $175 million increase in goodwill resulting from the merger between Duke Energy and Cinergy reflects efforts to finalize valuations and related allocations of goodwill. As of December 31, 2006, the allocation of goodwill to Duke Energy Ohio and to the reporting units within Duke Energy Ohio was substantially complete (see Notes 2 and 4).

Intangible Assets

Effective with the merger between Duke Energy and Cinergy, Duke Energy Ohio’s emission allowances are classified as and accounted for as Intangible assets under SFAS No. 142. The predecessor amounts also have been reclassified to show this presentation. Emission allowances were previously included in Inventory and Other non-current assets. See Note 1 for more information on this conforming change in accounting policy.

The carrying amount and accumulated amortization of intangible assets are as follows:

	Successor(1)	Predecessor(1)
	December 31, 2006	December 31, 2005	Weighted Average Life
	(in millions)
Emission allowances	$495	$67	(2)
Gas, coal, and power contracts	274	29	19 yrs.
Other	7	18	7 yrs.

Total intangible assets	776	114

Accumulated amortization—gas, coal, and power contracts	(41)	(7)
Accumulated amortization—other	(3)	(2)

Total accumulated amortization	(44)	(9)

Total intangible assets, net	$732	$105

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	Emission allowances do not have a contractual term or expiration date.

Carrying values of emission allowances sold or consumed during the nine months ended December 31, 2006, three months ended March 31, 2006, and twelve months ended December 31, 2005 and 2004 were as follows:

Successor(1)	Predecessor(1)
Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(in millions)
$267	$36	$227	$75

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Amortization expense for intangible assets for the nine months ended December 31, 2006, three months ended March 31, 2006 and twelve months ended December 31, 2005 and 2004 was as follows:

Successor(1)	Predecessor(1)
Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(in millions)
$ 43	$1	$3	$4

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2006. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, additional intangible acquisitions and other events.

	2007	2008	2009	2010	2011
	(in millions)
Amortization expense	$204	$98	$75	$32	$18

Intangible Liabilities

Duke Energy Ohio has net intangible liabilities of $134 million as of December 31, 2006 associated with its MBSSO and other power sale contracts, which are $95 million and $39 million, respectively, that will be recognized in earnings over their contractual lives. Intangible liabilities are classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. The amounts expected to be recognized in earnings over the next five years are as follows:

	2007	2008	2009	2010	2011
	(in millions)
Amortization	$45	$73	$6	$6	$4

11. Related Party Transactions

Duke Energy Ohio engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2006 and December 31, 2005 are as follows:

	Successor(1)	Predecessor(1)
	December 31, 2006	December 31, 2005
	(in millions)
Current assets	$51	$48
Non-current assets	$1	$—
Current liabilities	$196	$244
Non-current liabilities	$—	$30

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

Duke Energy Ohio is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy. Duke Energy Ohio is also allocated its proportionate share of other corporate governance costs from a consolidated affiliate of Cinergy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Ohio for the nine months ended December 31, 2006, for the three months ended March 31, 2006 and twelve months ended December 31, 2005 and December 31, 2004 were as follows:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(in millions)
Corporate governance and shared services expenses	$290	$99	$370	$286

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

See Note 18 for detail on expense amounts allocated from Cinergy to Duke Energy Ohio related to Duke Energy Ohio’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and health care and insurance benefits. Additionally, Duke Energy Ohio has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $393 million at December 31, 2006 and approximately $248 million at December 31, 2005. See Note 18 for additional information. The above amounts have been classified in the Consolidated Balance Sheets as follows:

	Successor(1)	Predecessor(1)
	December 31, 2006	December 31, 2005
	(in millions)
Other current liabilities	$9	$—
Accrued pension and other postretirement benefit costs	$381	$246
Other deferred credits and other liabilities	$3	$2

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

Additionally, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Ohio as Receivables in the Consolidated Balance Sheets and was approximately $133 million and $177 million as of December 31, 2006 and December 31, 2005, respectively (see Note 12).

See Note 3 for a discussion of amounts paid to Duke Energy Ohio as a result of the agreement between Duke Energy and Duke Energy Ohio related to Duke Energy’s contribution of its ownership interests in five plants to Duke Energy Ohio.

Duke Energy Ohio participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of December 31, 2006 and 2005, Duke Energy Ohio was in a payable position of $274 million and $114 million, respectively, classified within Notes payable and commercial paper in the accompanying Consolidated Balance Sheets. See Note 15 for further discussion of the money pool arrangement.

12. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Ohio sells certain of their accounts receivable and related collections through Cinergy Receivables a bankruptcy remote, special purpose entity. Cinergy Receivables is a wholly owned non-consolidated limited liability company of Cinergy. As a result of the securitization, Duke Energy Ohio sells, on a revolving basis, nearly all of their retail accounts receivable and related collections. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The note is subordinate to senior loans that Cinergy Receivables obtain from commercial paper conduits controlled by unrelated financial institutions which is the source of funding for the subordinated note.

This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets. In addition, Cinergy’s investment in Cinergy

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Receivables constitutes a purchased beneficial interest (purchased right to receive specified cash flows, in our case residual cash flows), which is subordinate to the retained interests held by Duke Energy Ohio.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are credit losses, the selection of discount rates, and expected receivables turnover rate. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to Duke Energy Ohio’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. Interest accrues to Duke Energy Ohio on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

The key assumptions used in estimating the fair value are as follows:

	Years Ended December 31,
	2006	2005	2004
Anticipated credit loss rate	0.8%	0.8%	.9%
Discount rate on expected cash flows	7.4%	5.7%	3.8%
Receivables turnover rate	12.7%	13.0%	13.4%

The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history.

Duke Energy Ohio retains servicing responsibilities for its role as a collection agent on the amounts due on the sold receivables. However, Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to Duke Energy Ohio in the event of a loss. While no direct recourse to Duke Energy Ohio exists, it risks loss in the event collections are not sufficient to allow for full recovery of its retained interests. No servicing asset or liability is recorded since the servicing fee paid to Duke Energy Ohio approximates a market rate.

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the periods ending:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
		(in millions)
Receivables sold as of period end	$370		$453
Less: Retained interests	133		177

Net receivables sold as of period end	$237		$276

Sales during period
Receivables sold	$1,982	$869	$2,636	$2,253
Loss recognized on sale	29	12	35	25

Cash flows during period
Cash proceeds from sold receivables(2)	$1,935	$919	$2,546	$2,213
Collection fees received	2	—	2	2
Return received on retained interests	13	8	14	10
(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

13. Discontinued Operations and Assets Held for Sale

In June 2006, Cinergy sold its commercial marketing and trading businesses, including certain of Duke Energy Ohio’s trading contracts, to Fortis, a Benelux-based financial services group. In October 2006, the sale was completed. Cash proceeds attributable to the Duke Energy Ohio trading contracts were approximately $32 million on a pre-tax basis and Duke Energy Ohio recorded an approximate $3 million pre-tax loss on the sale. Results of operations for these trading contracts, have been reflected in (Loss) Income from Discontinued Operations, net of tax, including prior periods for Duke Energy Ohio.

In October 2006, in connection with this transaction, Duke Energy Ohio entered into a series of TRS with Fortis, which are accounted for as mark to market derivatives. The TRS offsets the net fair value of the contracts being sold to Fortis. The TRS will be cancelled for each underlying contracts as each is transferred to Fortis. All economic and credit risk associated with the contracts has been transferred to Fortis as of the date of the sale through the TRS. As of December 31, 2006, approximately 70% of the contracts have been novated by Fortis. At December 31, 2006, contracts with a net fair value of approximately $43 million remain in Assets Held for Sale and represent contracts that have yet to be novated by Fortis.

The following tables reflect the assets and liabilities held for sale, the results of operations, and the income (loss) on disposal related to investments accounted for as discontinued operations for the nine months ended December 31, 2006, three months ended March 31, 2006, and twelve months ended December 31, 2005 and 2004:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
	(in millions)
Revenues	$5	$9	$119	$72
Operating Income (Loss)
Income (Loss) Before Taxes	(6)	(3)	73	38
Income Tax Expense (Benefit)	(2)	(1)	27	14

Income (Loss) from Discontinued Operations, net of tax	$(4)	$(2)	$46	$24

Net Loss on Dispositions
Pre-tax loss on dispositions	$(3)	$—	$—	$—
Income tax benefit	(1)	—	—	—

Loss on dispositions, net of tax	(2)	—	—	—

Total Income (Loss) from Discontinued Operations, net of tax	$(6)	$(2)	$46	$24

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

	Successor(1)	Predecessor(1)
	December 31, 2006	December 31, 2005
	(in millions)
Assets Held for Sale
Current assets	$25	$—
Other assets	18	—

Total Assets Held for Sale	$43	$—

Liabilities Associated with Assets Held for Sale
Current liabilities	$25	$—
Other	18	—

Total Liabilities Associated with Assets Held for Sale	$43	$—

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

14. Property, Plant and Equipment

		Successor(1)	Predecessor(1)
	Estimated Useful Life	December 31, 2006	December 31, 2005
	(Years)	(in millions)
Land	—	$53	$45
Plant—Regulated
Electric generation, distribution and transmission(a)(e)	8 – 100	3,124	2,314
Natural gas transmission and distribution(a)	12 – 75	1,347	1,253
Other buildings and improvements(a)	25 – 45	108	115
Plant—Unregulated
Electric generation, distribution and transmission(e)	8 – 100	3,593	3,510
Equipment	6 – 40	202	195
Construction in process	—	576	296
Other	6 – 48	46	48

Total property, plant and equipment		9,049	7,776
Total accumulated depreciation—regulated(b)(c)		(1,569)	(1,113)
Total accumulated depreciation—unregulated(c)(d)		(345)	(1,703)

Total net property, plant and equipment		$7,135	$4,960

(a)	Includes capitalized leases: $69 million for 2006 and $60 million for 2005.
(b)	Includes accumulated amortization of capitalized leases: $3 million for 2006 and $3 million for 2005.
(c)	Under purchase accounting, due to rate setting and recovery provisions currently in place for regulated operations, the fair values of property plant and equipment for the regulated operations were considered to approximate their carrying values as of the date of Duke Energy’s merger with Cinergy. Accumulated depreciation was not reset to zero for the regulated property, plant and equipment as of the merger date due primarily to regulatory reporting implications. Unregulated property, plant and equipment was recorded at respective fair values and accumulated deprecation was reset to zero as of the merger date. For additional information see Notes 1, 2 and 3.
(d)	Balance as of December 31, 2006 includes approximately $200 million of accumulated depreciation associated with the transfer of certain generating assets to Duke Energy Ohio from Duke Energy (see Note 3).
(e)	In January 2006, Duke Energy Ohio completed the transfer of an approximate 69% ownership interest in the East Bend Station and one generating station to Duke Energy Kentucky. These assets were transferred at their net book value of approximately $397 million and are classified as unregulated assets by Duke Energy Ohio, however these assets were previously classified by Duke Energy Kentucky as regulated assets.

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $14 million for the nine months ended December 31, 2006, $3 million for the three months ended March 31, 2006, $7 million for the year ended December 31, 2005, and $5 million for the year ended December 31, 2004.

15. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			Successor(1) 2006	Predecessor(1) 2005
			(in millions)
Unsecured debt	5.8%	2007 – 2036	$1,445	$1,330
Capital leases	5.3%	2008 – 2015	54	48
Other debt(a)	4.1%	2011 – 2039	424	413
Money Pool	5.4%		274	114
Unamortized debt discount and premium, net			(42)	(36)

Total debt			2,155	1,869
Current maturities of long-term debt			(105)	(5)
Short-term notes payable and commercial paper			(274)	(226)

Total long-term debt			$1,776	$1,638

(a)	Includes $398 million of Duke Energy Ohio pollution control bonds as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, $131 million and $179 million, respectively, was secured by first and refunding mortgage bonds and $12 million and $12 million, respectively, was secured by a letter of credit.
(1)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

As of December 31, 2006, approximately $96 million of pollution control bonds, which are short-term obligations by nature, were classified as long-term debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Cinergy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis. As of December 31, 2005, $112 million of pollution control bonds, which are short-term obligations by nature, were classified as a component of Notes payable and commercial paper on the Consolidated Balance Sheets.

Unsecured Debt. In August 2006, Duke Energy Kentucky issued approximately $77 million principal amount of floating rate tax-exempt notes due August 1, 2027. Proceeds from the issuance were used to refund a like amount of debt on September 1, 2006 outstanding at Duke Energy Ohio. The Duke Energy Ohio debt was assumed by Duke Energy Kentucky as part of the recent transfer of generating assets from Duke Energy Ohio to Duke Energy Kentucky. Approximately $27 million of the floating rate debt was swapped to a fixed rate concurrent with closing.

Money Pool. Duke Energy Ohio participates with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with short-term funds provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Ohio participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. The amounts outstanding under this money pool arrangement are shown as a component of Notes payable and commercial paper on the Consolidated Balance Sheets. The amounts outstanding were $274 million as of December 31, 2006, $222 million as of March 31, 2006 and $114 million as of December 31, 2005. The change in the money pool from March 31, 2006 to December 31, 2006 is reflected as a $52 million cash inflow in Notes payable and commercial paper within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. The change in the money pool from December 31, 2005 to March 31, 2006 is reflected as a $108 million cash inflow in Notes payable and commercial paper within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. The change in the money pool from December 31, 2004 to December 31, 2005 is reflected as a $66 million cash outflow in Notes payable and commercial paper within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. The change in the money pool from December 31, 2003 to December 31, 2004 is reflected as a $3 million cash inflow in Notes from affiliate, net within Net cash used in investing activities and a $131 million cash inflow in Notes payable and commercial paper within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

Floating Rate Debt. Unsecured debt and other debt included approximately $451 million of floating-rate debt as of December 31, 2006 and $390 million as of December 31, 2005. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate for debt denominated in U.S. dollars. As of December 31, 2006, the weighted-average interest rate associated with floating-rate debt was approximately 4.2%.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2006

(in millions)
2007	$105
2008	126
2009	26
2010	5
2011	30
Thereafter	1,589

Total long-term debt (including current maturities)	$1,881

Duke Energy Ohio has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Ohio’s ability to repay these obligations prior to their scheduled maturity.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Available Credit Facilities and Restrictive Debt Covenants. Duke Energy Ohio receives support for its short-term borrowing needs from its parent entity, Cinergy, whose short-term borrowings consist primarily of unsecured revolving lines of credit and sale of commercial paper. During June 2006, Cinergy and its subsidiaries, including Duke Energy Ohio, amended their multi-year syndicated $2.0 billion revolving credit facility to extend the expiration date from September 2010 to June 2011, to reduce costs, and to conform the terms to those found in the legacy Duke Energy facilities. In November 2006, the credit facility was decreased from $2.0 billion to $1.5 billion. This credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year and contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for Cinergy and certain of its subsidiaries, including Duke Energy Ohio. The credit facility also contains a $500 million borrowing sub limit for Duke Energy Ohio, and a $100 million borrowing sub limit for Duke Energy Kentucky.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facilities.

Cinergy’s credit agreement contains various financial and other covenants; however, Cinergy’s credit agreement does not include material adverse change clauses or any covenants based on credit ratings. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2006, Cinergy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

16. Common and Preferred Stock

Cinergy owns all of the common stock of Duke Energy Ohio. In April 2006, Duke Energy acquired 100 percent of Cinergy’s outstanding stock for 1.56 shares of Duke Energy common stock per outstanding share of Cinergy common stock. This conversion resulted in the issuance of approximately 313 million shares of Duke Energy common stock. See Note 2 for additional information.

In April 2006, Duke Energy Ohio filed a petition with the FERC for a declaratory ruling that its payment of dividends out of its paid-in capital account, using the balance transferred from the retained earnings account, resulting from purchase accounting arising from the Duke Energy/Cinergy merger, would not violate section 305(a) of the Federal Power Act, which generally precludes the payment of dividends out of paid-in capital. Such a ruling was necessary because purchase/push-down accounting reset retained earnings to zero as of April 3, 2006, thus potentially precluding Duke Energy Ohio from using pre-merger retained earnings to pay dividends. Without this approval, Duke Energy Ohio’s ability to pay dividends would have been constrained to earnings since April 3, 2006. In May 2006, the FERC issued an order approving Duke Energy Ohio’s petition.

In March 2006, Duke Energy Ohio redeemed all outstanding shares of its $16.98 million notional amount 4% Cumulative Preferred Stock and its $3.5 million notional amount 4.75% Cumulative Preferred Stock at a price of $108 per share and $101 per share, respectively, plus accrued and unpaid dividends.

17. Commitments and Contingencies

General Insurance

Effective with the date of the merger between Duke Energy and Cinergy, Duke Energy Ohio carries, either directly or through Duke Energy’s captive insurance company, Bison Insurance Company Limited, insurance and reinsurance coverages consistent with companies engaged in similar commercial operations with similar type properties. Duke Energy Ohio’s insurance coverage includes (1) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Energy Ohio’s operations; (2) workers’ compensation liability coverage to required statutory limits; (3) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (4) insurance policies in support of the indemnification provisions of Duke Energy Ohio’s by-laws and (5) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverages are subject to certain deductibles, terms and conditions common for companies with similar types of operations.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other companies with similar types of operations.

The cost of Duke Energy Ohio’s general insurance coverages continued to fluctuate over the past year reflecting the changing conditions of the insurance markets.

Environmental

Duke Energy Ohio is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Ohio.

Remediation activities. Like others in the energy industry, Duke Energy Ohio and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Ohio operations, sites formerly owned or used by Duke Energy Ohio entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Ohio or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Ohio may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

Clean Water Act. The U.S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Coal-fired generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Although Duke Energy Ohio is still unable to estimate costs to comply with the EPA’s rule, it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Clean Air Mercury Rule (CAMR) and Clean Air Interstate Rule (CAIR). The EPA finalized its CAMR and CAIR in May 2005. The CAMR limits total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program. Phase 1 begins in 2010 and Phase 2 begins in 2018. The CAIR limits total annual and summertime nitrogen oxides (NOx) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2.

Duke Energy Ohio currently estimates that it will spend approximately $325 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR at plants that Duke Energy Ohio owns or partially owns but does not operate. Duke Energy Ohio currently estimates that any additional costs it might incur to comply with Phase 1 of CAMR or CAIR above the $325 million will have no material adverse effect on its consolidated results of operations, cash flows or financial position. Duke Energy Ohio currently estimates that it will not incur any significant costs for complying with Phase 2 of CAIR and is currently unable to estimate the cost of complying with Phase 2 of CAMR. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its rate stabilization plan.

Extended Environmental Activities, Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $8 million for each year ending December 31, 2006 and 2005. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleged that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing emission controls for SO2, NOx and particulate matter.

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA. Specifically, the lawsuit alleges that Duke Energy Ohio violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment NSR and Ohio’s State Implementation Plan (SIP) permits for various projects at Duke Energy Ohio’s owned and co-owned generating stations. Additionally, the suit claims that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at Duke Energy Ohio’s W.C. Beckjord Station. The complaints seek (1) injunctive relief to require installation of pollution control technology on various generating units at Duke Energy Ohio’s W.C. Beckjord and Miami Fort Stations and, (2) unspecified civil penalties in amounts of up to $27,500 per day for each violation. Duke Energy Ohio asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions. In addition, three northeast states and two environmental groups have intervened in the case.

In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Duke Energy Ohio at the trial of the case. Contrary to Duke Energy Ohio’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant. However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals. In August 2006, the Seventh Circuit upheld the district court’s opinion. Cinergy has petitioned the U.S. Supreme Court for a writ of certiorari, which is pending. This issue is before the U.S. Supreme Court in another NSR case involving an affiliate, Duke Energy Carolinas, LLC, and we do not expect further dispositive legal proceedings in this case until after the Supreme Court ruling.

In March 2000, the United States also filed in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and Duke Energy Ohio. This suit is being defended by CSP (the CSP case). In April 2001, the United States District Court for the Southern District of Ohio in that case ruled that the Government and the intervening plaintiff environmental groups cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations. Neither party appealed that decision. This matter was heard in trial in July 2005. A decision is pending.

In addition, Duke Energy Ohio has been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and Duke Energy Ohio. The NOV indicated the EPA may (1) issue an order requiring compliance with the requirements of the Ohio SIP, or (2) bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. This case is currently in discovery in front of the same judge who has the CSP case.

It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with these matters.

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Ohio, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP), that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial.

Carbon Dioxide Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of carbon dioxide (CO2) from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral argument was held before the Second Circuit Court of Appeals on June 7, 2006.

It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Zimmer Generating Station (Zimmer Station) Lawsuit. In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to Duke Energy Ohio’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against Duke Energy Ohio for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated. On December 28, 2006, the District Court certified this case as a class action. Limited discovery on class definition continues. At this time, Duke Energy Ohio cannot predict whether the outcome of this matter will have a material impact on its consolidated financial position, cash flows or results of operations. Duke Energy Ohio intends to defend this lawsuit vigorously in court.

Manufactured Gas Plant (MGP) Sites. Duke Energy Ohio has performed site assessments on certain of its sites where MGP activities are believed to have occurred at some point in the past and have found no imminent risk to the environment. At this time, Duke Energy Ohio cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

Ontario, Canada Lawsuit. Duke Energy Ohio understands that a class action lawsuit was filed in Superior Court in Ontario, Canada against Duke Energy Ohio and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. Duke Energy Ohio understands that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. Duke Energy Ohio has not yet been served in this lawsuit; however, if served, Duke Energy Ohio intends to defend this lawsuit vigorously in court. At this time, Duke Energy Ohio is not able to predict whether resolution of this matter would have a material effect on its consolidated financial position, cash flows or results of operations.

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Cinergy was served with this lawsuit and subsequently filed a motion to dismiss. Prior to a ruling on that motion, in December 2006 plaintiffs filed a motion for leave to file a fourth amended complaint to set forth additional claims, add additional parties and to substitute proper parties for improperly named defendants. Specifically, plaintiffs seek to replace holding companies, such as Cinergy, with their operating company subsidiaries, such as Duke Energy Ohio. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Ohio has been named as defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. Currently, there are fewer than 10 pending lawsuits. In these lawsuits, plaintiffs claim to have been exposed to asbestos-containing products in the course of their work as outside contractors. The plaintiffs further claim that as the property owner of the generating stations, Duke Energy Ohio should be held liable for their injuries and illnesses based on an alleged duty to warn and protect them from any asbestos exposure. The impact on Duke Energy Ohio’s financial position, cash flows, or results of operations of these cases to date has not been material. As Duke Energy Ohio has been named in fewer than 10 cases, it has virtually no settlement history for asbestos cases. Thus, Duke Energy Ohio is not able to reasonably estimate the range of potential loss from current or future lawsuits. However, potential judgments or settlements of existing or future claims could be material to Duke Energy Ohio.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Other Litigation and Legal Proceedings. Duke Energy Ohio and its subsidiaries are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of December 31, 2006, Duke Energy Ohio has recorded immaterial reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

Operating and Capital Lease Commitments

Duke Energy Ohio leases assets in several areas of its operations. Consolidated rental expense for operating leases were $20 million for the nine months ended December 31, 2006, $7 million for the three months ended March 31, 2006, $30 million for the year ended December 31, 2005 and $36 million for the year ended December 31, 2004, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 15). Amortization of assets recorded under capital leases was included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2006:

	Operating Leases	Capital Leases
	(in millions)
2007	$18	$5
2008	16	7
2009	11	8
2010	9	7
2011	9	6
Thereafter	28	21

Total future minimum lease payments	$91	$54

18. Employee Benefit Obligations

Cinergy Retirement Plans. Duke Energy Ohio participates in qualified and non-qualified defined benefit pension plans as well as other post-retirement benefit plans sponsored by Cinergy. Cinergy allocates pension and other post-retirement obligations and costs related to these plans to Duke Energy Ohio.

Upon consummation of the merger with Duke Energy, Cinergy’s benefit plan obligations were remeasured. Cinergy updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit/post-retirement costs to be allocated to Duke Energy Ohio. As a result, the discount rate used to determine net periodic benefit cost to be allocated to Duke Energy Ohio by Cinergy changed from 5.50% to 6.00% in 2006.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio adopted the disclosure and recognition provisions of SFAS No. 158, effective December 31, 2006. The following table describes the total incremental effect of the adoption of SFAS No. 158 on individual line items in the Duke Energy Ohio December 31, 2006 Consolidated Balance Sheet, including AOCI.

	Duke Energy Ohio
	Before Application of SFAS No. 158	Adjustment	After Application of SFAS No. 158
	(in millions)
Accrued pension and other postretirement benefit costs [a]	$(358)	$(35)	$(393)
Regulatory Assets	116	31	147
Deferred income tax assets	—	2	2
Accumulated other comprehensive loss, net of tax	—	2	2

Total Recognized	$(242)	$—	$(242)

(a)	Includes approximately $9 million related to pension benefits in Other Current Liabilities and approximately $3 million related to other post-employment benefits in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2006.

Qualified Pension Plans

Cinergy’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements. Cinergy’s qualified defined benefit pension plans use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of the their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. The pension plans’ assets consist of investments in equity and debt securities.

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the retirement plan is 12 years. Cinergy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years. Cinergy uses a September 30 measurement date for its defined benefit retirement plans.

Duke Energy Ohio’s Qualified Pension Plan Pre-Tax Net Periodic Pension Benefit costs as allocated by Cinergy were as follows:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
		(in millions)
Qualified Pension Benefits(2)	$20	$6	$13	$15

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	Includes immaterial amounts reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

The fair value of Cinergy’s plan assets was $1,302 million as of September 30, 2006 and $1,169 million as of September 30, 2005. The projected benefit obligation for the plans was $1,976 million as of September 30, 2006 and $1,751 million as of September 30, 2005. The accumulated benefit obligation for the plans was $1,688 million at September 30, 2006 and $1,535 million at September 30, 2005. The accrued pension liability as allocated by Cinergy to Duke Energy Ohio and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2006 and 2005 was $246 million and $162 million, respectively.

Duke Energy Ohio contributed approximately $22 million, $18 million and $33 million for the nine months ended December 31, 2006 and the years ended December 31, 2005 and 2004, respectively, to the legacy Cinergy qualified pension plans. No amounts were contributed to the legacy Cinergy qualified pension plans for the three months ended March 31, 2006.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Qualified Pension Plans—Amounts Recognized in Accumulated Other Comprehensive Loss and Regulatory Assets Consist of:

As of December 31, 2006
(in millions)
Regulatory Assets	$27
Accumulated Other Comprehensive Income
Deferred income tax asset	$(2)
Prior service cost	—
Net actuarial loss	4

Net amount recognized—Accumulated other comprehensive loss	$2

An immaterial amount in AOCI will be recognized in net periodic pension costs in 2007.

Assumptions Used for Cinergy’s Pension Benefits Accounting

	2006	2005	2004
	(percentages)
Benefit Obligations
Discount rate	5.75	5.75	6.25
Salary increase	5.00	4.00	4.00
Net Periodic Benefit Cost
Discount rate[a]	5.50-6.00	5.75	6.25
Salary increase	5.00	4.00	4.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

(a)	Discount rate for Successor was 6.00% for the nine months ended December 31, 2006. Discount rate for Predecessor was 5.50%, 5.75% and 6.25% for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, respectively (see Note 1 for additional information on Predecessor and Successor reporting).

Non-Qualified Pension Plans

In addition, Cinergy also maintains, and Duke Energy Ohio participates in, non-qualified, non-contributory defined benefit retirement plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. There are no plan assets. The projected benefit obligation for the plans was $114 million as of September 30, 2006 and $147 million as of September 30, 2005. The accumulated benefit obligation for the plans was $109 million at September 30, 2006 and $132 million at September 30, 2005. The accrued pension liability as allocated by Cinergy to Duke Energy Ohio and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2006 and 2005 was $6 million and $10 million, respectively, and as recognized in Other Current Liabilities within the Consolidated Balance Sheet at December 31, 2006 was $2 million.

Duke Energy Ohio’s Non-Qualified Pension Plan pre-tax Net Periodic Pension Benefit Costs as allocated by Cinergy were as follows:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
		(in millions)
Non-Qualified Pension(2)	$1	$—	$1	$1

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	Includes immaterial amounts reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Non-Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2006	2005	2004
	(percentages)
Benefit Obligations
Discount rate	5.75	5.75	6.25
Salary increase	5.00	4.00	4.00
Net Periodic Benefit Cost
Discount rate[a]	5.50-6.00	5.75	6.25
Salary increase	5.00	4.00	4.00

(a)	Discount rate for Successor was 6.00% for the nine months ended December 31, 2006. Discount rate for Predecessor was 5.50%, 5.75% and 6.25% for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, respectively (see Note 1 for additional information on Predecessor and Successor reporting).

Other Post-Retirement Benefit Plans

Duke Energy Ohio participates in other postretirement benefit plans sponsored by Cinergy. Cinergy provides certain health care and life insurance benefits to retired United States employees and their eligible dependents on a contributory and non-contributory basis. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments. These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 13 years. There are no plan assets. The accumulated other post-retirement benefit obligation for the plans was $497 million as of September 30, 2006 and $414 million as of September 30, 2005. The accrued other post-retirement liability as allocated by Cinergy to Duke Energy Ohio and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2006 and 2005 was $129 million and $74 million, respectively and as recognized in Other Current Liabilities within the Consolidated Balance Sheet at December 31, 2006 was $7 million.

Duke Energy Ohio’s Other Post-Retirement Plan pre-tax Net Periodic Benefit costs as allocated by Cinergy were as follows:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
		(in millions)
Other Postretirement(2)	$9	$3	$8	$9

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	Includes immaterial amounts reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Duke Energy Ohio recognized regulatory assets and AOCI related to its other post-retirement benefit plans of approximately $4 million and zero, respectively, within the Consolidated Balance Sheet as of December 31, 2006.

Assumptions Used in Cinergy’s Other Postretirement Benefits Accounting

	2006	2005	2004
	(percentages)
Benefit Obligations
Discount rate	5.75	5.50	5.75
Salary increase	N/A	N/A	N/A
Net Periodic Benefit Cost
Discount rate[a]	5.50-6.00	5.50	6.25
Salary increase	N/A	N/A	N/A
Expected long-term rate of return on plan assets	N/A	N/A	N/A

(a)	Discount rate for Successor was 6.00% for the nine months ended December 31, 2006. Discount rate for Predecessor was 5.50%, 6.00% and 6.75% for the three months ended March 31, 2006 and the years ended December 31, 2005 and 2004, respectively (see Note 1 for additional information on Predecessor and Successor reporting).

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

19. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the nine months ended December 31, 2006, three months ended March 31, 2006 and the years ended December 31 2005 and 2004 are as follows:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005	Twelve Months Ended December 31, 2004
		(in millions)
Income/(Expense)
Interest income	$15	$8	$17	$10
AFUDC	2	1	1	1
Other	—	(1)	1	2

Total	$17	$8	$19	$13

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

20. Subsequent Events

For information related to subsequent events related to regulatory matters and commitments and contingencies, see Notes 5 and 17, respectively.

21. Quarterly Financial Data (Unaudited)

	Predecessor(1)	Successor(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
			(in millions)
2006

Operating revenues	$963	$696	$776	$789	$2,261
Operating income	208	41	90	35	166
Net income (loss)	116	(7)	60	2	55

	Predecessor(1)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)
2005

Operating revenues	$751	$550	$590	$889	$2,780
Operating income	133	76	89	193	491
Net income	85	54	63	96	298

(1)	See Note 1 for additional information on Predecessor and Successor reporting.

During the first quarter 2006, Duke Energy Ohio recorded the following unusual or infrequently occurring item: approximately $12 million in integration costs related to the merger of Duke Energy and Cinergy.

During the second quarter 2006, Duke Energy Ohio recorded the following unusual or infrequently occurring items: approximately $2 million in integration costs related to the merger of Duke Energy and Cinergy; a temporary rate reduction of $16 million due to merger approval obtained from PUCO related to the merger between Duke Energy and Cinergy and approximately $51 million in pre-tax impacts of purchase accounting adjustments which are included in the results of operations.

During the third quarter 2006, Duke Energy Ohio recorded the following unusual or infrequently occurring items: approximately $7 million in integration costs related to the merger of Duke Energy and Cinergy; a temporary rate reduction of $10 million due to merger approval obtained from PUCO related to the merger between Duke Energy and Cinergy and approximately $20 million in pre-tax impacts of purchase accounting adjustments which are included in the results of operations.

During the fourth quarter 2006, Duke Energy Ohio recorded the following unusual or infrequently occurring items: approximately $4 million in integration costs related to the merger of Duke Energy and Cinergy; a temporary rate reduction of $8 million due to merger approval obtained from PUCO related to the merger between Duke Energy and Cinergy and approximately $46 million in pre-tax impacts of purchase accounting adjustments which are included in the results of operations.

PART II

DUKE ENERGY OHIO, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions		Deductions(2)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
Successor (1)
Nine Months Ended December 31, 2006:
Injuries and damages	$5	$1	$—	$3	$3
Allowance for doubtful accounts	4	4	—	3	5
Uncertain tax provisions(3)	28	3	—	5	26
Other(4)	26	6	—	13	19

	$63	$14	$—	$24	$53

Predecessor (1)
Three Months Ended March 31, 2006:
Injuries and damages	$4	$1	$—	$—	$5
Allowance for doubtful accounts	4	2	—	2	4
Uncertain tax provisions(3)	28	—	—	—	28
Other(4)	29	5	—	8	26

	$65	$8	$—	$10	$63

Year Ended December 31, 2005:
Injuries and damages	$4	$1	$—	$1	$4
Allowance for doubtful accounts	1	3	1	1	4
Uncertain tax provisions(3)	24	8	—	4	28
Other(4)	8	18	5	2	29

	$37	$30	$6	$8	$65

Year Ended December 31, 2004:
Injuries and damages	$6	$1	$—	$3	$4
Allowance for doubtful accounts	2	1	—	2	1
Uncertain tax provisions(3)	35	4	—	15	24
Other(4)	8	—	—	—	8

	$51	$6	$—	$20	$37

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	Principally cash payments and reserve reversals.
(3)	Included in Taxes accrued and Interest accrued within Current Liabilities on the Consolidated Balance Sheets.
(4)	Principally environmental and other reserves, included in Unrealized gains on mark-to-market and hedging transactions within Current Assets and Investments and Other Assets, Unrealized losses on mark-to-market and hedging transactions within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Energy Ohio in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Energy Ohio in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2006, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2006 and, other than the Duke Energy and Cinergy merger discussed below, found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On April 3, 2006, the previously announced merger between Duke Energy and Cinergy was consummated. Duke Energy is in process of integrating Cinergy’s operations and has included Cinergy’s activity in its evaluation of internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Notes 1, 2, 4 and 5 to the Consolidated Financial Statements for additional information relating to the merger.

PART III

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for Duke Energy Ohio for the nine months ended December 31, 2006, the three months ended March 31, 2006, and the twelve months ended December 31, 2005:

	Successor(1)	Predecessor(1)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(In Millions)
Audit Fees(a)	$1.2	$0.4	$1.2
Audit-Related Fees(b)	0.2	0.1	0.2
Tax Fees(c)	—	0.1	0.2

Total Fees:	$1.4	$0.6	$1.6

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy Ohio’s consolidated financial statements included in Duke Energy Ohio’s annual report on Form 10-K and review of financial statements included in Duke Energy Ohio’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.
(b)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Ohio’s financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(c)	Tax Fees are fees billed by Deloitte for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy Ohio that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the SEC’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2006 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Nine Months Ended December 31, 2006, Three Months Ended March 31, 2006 and the Years Ended December 31, 2005 and 2004

Consolidated Balance Sheets as of December 31, 2006 and 2005

Consolidated Statements of Cash Flows for the Nine Months Ended December 31, 2006, Three Months Ended March 31, 2006, and the Years Ended December 31, 2005 and 2004

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Nine Months Ended December 31, 2006, Three Months Ended March 31, 2006 and the Years Ended December 31, 2005 and 2004

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 21 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Nine Months Ended December 31, 2006, Three Months Ended March 31, 2006 and the Years Ended December 31, 2005 and 2004

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

(c) Exhibits—See Exhibit Index immediately following the signature page.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2007

DUKE ENERGY OHIO, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS

James E. Rogers

Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ DAVID L. HAUSER

David L. Hauser

Group Executive and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG

Steven K. Young

Senior Vice President and Controller (Principal Accounting Officer)

Date: March 30, 2007

PART IV

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number
3.1	Amended Articles of Incorporation of Duke Energy Ohio, Inc. effective October 23, 1996 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1996, File No. 1-1232).

3.1.1	Amended Articles of Consolidation, effective October 1, 2006 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2006, File No. 1-1232).

3.2	Regulations of Duke Energy Ohio, Inc., as amended on July 23, 2003 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).

4.1	Original Indenture (First Mortgage Bonds) between Duke Energy Ohio, Inc. and The Bank of New York (as Trustee) dated as of August 1, 1936 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-2374).

4.1.1	Fourteenth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of November 2, 1972 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-60961).

4.1.2	Thirty-third Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of September 1, 1992 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-53578).

4.1.3	Thirty-fourth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of October 1, 1993 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1993, File No. 1-1232).

4.1.4	Thirty-fifth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of January 1, 1994 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-52335).

4.1.5	Thirty-sixth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of February 15, 1994 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-52335).

4.1.6	Thirty-seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of October 14, 1996 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1996, File No. 1-1232).

4.1.7	Thirty-eighth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of February 1, 2001 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended March 31, 2001, File No. 1-1232).

4.1.8	Thirty-ninth Supplemental Indenture dated as of September 1, 2002, between Duke Energy Ohio, Inc. and The Bank of New York, as Trustee (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).

4.2	Loan Agreement between Duke Energy Ohio, Inc. and the County of Boone, Kentucky dated as of February 1, 1985 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1984, File No. 1-1232).

4.3	Repayment Agreement between Duke Energy Ohio, Inc. and The Dayton Power and Light Company dated as of December 23, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1992, File No. 1-1232).

PART IV

Exhibit Number
4.4	Loan Agreement between Duke Energy Ohio, Inc. and the County of Boone, Kentucky dated as of January 1, 1994 (filed with form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1993, File No. 1-1232).

4.5	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated as of December 1, 1985 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1998, File No. 1-1232).

4.6	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated as of September 13, 1995 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1995, File No. 1-1232).

4.7	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Water Development Authority dated as of January 1, 1994 (filed with the Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1993, File No. 1-1232).

4.8	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated as of January 1, 1994 (filed with the Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1993, File No. 1-1232).

4.9	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated August 1, 2001 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2001, File No. 1-1232).

4.10	Original Indenture (Unsecured Debt Securities) between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of May 15, 1995 (filed with the registration statement on Form 8-A, filed on July 24, 1995, File No. 1-1232).

4.10.1	First Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 1, 1995 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 1995, File No. 1-1232).

4.10.2	Second Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 30, 1995 (filed with the registration statement on Form 8-A, filed on July 24, 1995, File No. 1-1232).

4.10.3	Third Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of October 9, 1997 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1997, File No. 1-1232).

4.10.4	Fourth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of April 1, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended March 31, 1998, File No. 1-1232).

4.10.5	Fifth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 9, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 1998, File No. 1-1232).

4.10.6	Sixth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of September 15, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).

4.10.7	Seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 15, 2003 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).

4.11	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of September 1, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).

PART IV

Exhibit Number

4.12	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series A (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).

4.13	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series B (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).

10.1	Employment Agreement dated February 4, 2004, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy, Indiana, Inc., and James E. Rogers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.2	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.2.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.3	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Donald B. Ingle, Jr. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.4	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.4.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.4.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.5	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.5.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.6	Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc. and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.6.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

PART IV

Exhibit Number
10.7	Deferred Compensation Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/92, File No. 1-1232).

10.8	Split Dollar Insurance Agreement, effective as of May 1, 1993, between Duke Energy Ohio, Inc. and Jackson H. Randolph (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/94, File No. 1-1232).

10.9	Amended and Restated Supplemental Retirement Income Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1995 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/95, File No. 1-1232).

10.10	Amended and Restated Supplemental Executive Retirement Income Agreement between Duke Energy Ohio, Inc. and certain executive officers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/97, File No. 1-1232).

10.11	Asset Purchase Agreement by and among Duke Energy Indiana, Inc. and Duke Energy Ohio, Inc. and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2005, File No. 1-1232).

10.12	$2,000,000,000 Amended and Restated Credit Agreement among the registrant, such subsidiaries, the banks listed therein, Barclays Bank PLC, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2006, File No. 1-1232).

10.13	Keepwell Agreement, dated April 10, 2006, between Duke Capital LLC and Duke Energy Ohio, Inc. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on April 14, 2006, File No. 1-1232).

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.