Form 10-Q
period 2007-03-31
Duke Energy Ohio, Inc.
filed 2007-05-15
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007 or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission file number 1-1232

DUKE ENERGY OHIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Ohio	31-0240030
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

139 East Fourth Street Cincinnati, OH (Address of Principal Executive Offices)	45202 (Zip code)

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

Yes ☐ No ☒

All of the registrant’s common stock is indirectly owned by Duke Energy Corporation (File No. 1-32853) which is a reporting company under the Securities Exchange Act of 1934, as amended.

The registrant meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

INDEX

DUKE ENERGY OHIO, INC.

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2007

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
•

State and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures, and affect the speed at and degree to which competition enters the electric and natural gas industries;

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Ohio, Inc.’s (Duke Energy Ohio) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Ohio operations, including the economic, operational and other effects of tornados and other natural phenomena;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•

The results of financing efforts, including Duke Energy Ohio’s ability to obtain financing on favorable terms, which can be affected by various factors, including Duke Energy Ohio’s credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Ohio for Cinergy’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy Ohio’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Ohio’s business units, including the timing and success of efforts to develop domestic power and other projects;
•	The performance of electric generation facilities;
•	The extent of success in connecting and expanding electric markets; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy Ohio has described. Duke Energy Ohio undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1. Financial Statements.

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Operating Revenues
Non-regulated electric and other	$346	$421
Regulated electric	231	220
Regulated natural gas	339	322
Total operating revenues	916	963
Operating Expenses
Natural gas purchased	235	232
Operation, maintenance and other	185	173
Fuel used in electric generation and purchased power	225	196
Costs of fuel resold	20	44
Depreciation and amortization	93	68
Property and other taxes	73	68
Total operating expenses	831	781
(Losses) Gains on Sales of Other Assets and Other, net	(11)	26
Operating Income	74	208
Other Income and Expenses, net	9	8
Interest Expense	23	30
Income from Continuing Operations Before Income Taxes	60	186
Income Tax Expense from Continuing Operations	23	68
Income from Continuing Operations	37	118
Loss from Discontinued Operations, net of tax	—	(2)
Net Income	$37	$116

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	Successor
	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$21	$45
Receivables (net of allowance for doubtful accounts of $5 at March 31, 2007 and December 31, 2006)	241	308
Inventory	153	217
Assets held for sale	21	25
Unrealized gains on mark-to-market and hedging transactions	28	54
Other	132	117
Total current assets	596	766
Investments and Other Assets
Restricted funds held in trust	20	30
Goodwill	2,350	2,348
Intangible assets	668	732
Unrealized gains on mark-to-market and hedging transactions	15	27
Assets held for sale	30	18
Other	23	21
Total investments and other assets	3,106	3,176
Property, Plant and Equipment
Cost	9,174	9,049
Less accumulated depreciation and amortization	1,978	1,914
Net property, plant and equipment	7,196	7,135
Regulatory Assets and Deferred Debits
Deferred debt expense	23	24
Regulatory assets related to income taxes	96	96
Other	505	533
Total regulatory assets and deferred debits	624	653
Total Assets	$11,522	$11,730

See Notes to Unaudited Consolidated Financial Statements

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	Successor
	March 31, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$531	$408
Notes payable and commercial paper	47	274
Taxes accrued	168	301
Interest accrued	23	27
Liabilities associated with assets held for sale	21	25
Current maturities of long-term debt	106	105
Unrealized losses on mark-to-market and hedging transactions	43	46
Other	84	99
Total current liabilities	1,023	1,285
Long-term Debt	1,774	1,776
Deferred Credits and Other Liabilities
Deferred income taxes	1,437	1,475
Investment tax credit	18	19
Accrued pension and other postretirement benefit costs	393	381
Regulatory liabilities	174	167
Unrealized losses on mark-to-market and hedging transactions	19	29
Liabilities associated with assets held for sale	30	18
Asset retirement obligations	42	41
Other	191	159
Total deferred credits and other liabilities	2,304	2,289
Commitments and Contingencies

Common Stockholder’s Equity
Common stock, $8.50 par value; 120,000,000 shares authorized and 89,663,086 shares outstanding at March 31, 2007 and December 31, 2006	762	762
Additional paid-in capital	5,605	5,601
Retained earnings	88	55
Accumulated other comprehensive loss	(34)	(38)
Total common stockholder’s equity	6,421	6,380
Total Liabilities and Common Stockholder’s Equity	$11,522	$11,730

See Notes to Unaudited Consolidated Financial Statements

PART I

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Successor	Predecessor
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	93	68
Losses (gains) on sales of equity investments and other assets	11	(26)
Deferred income taxes	(20)	7
Regulatory asset/liability amortization	8	7
Accrued pension and postretirement benefit costs	11	9
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	25	(30)
Receivables	67	10
Inventory	64	56
Other current assets	(14)	68
Increase (decrease) in:
Accounts payable	149	(157)
Taxes accrued	(124)	50
Other current liabilities	(11)	(78)
Regulatory asset/liability deferrals	(4)	(1)
Other assets	44	17
Other liabilities	(3)	—
Net cash provided by operating activities	333	116
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(147)	(135)
Purchases of emission allowances	(14)	(162)
Sales of emission allowances	22	105
Withdrawal of restricted funds held in trust	11	8
Net cash used in investing activities	(128)	(184)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	141
Redemption of long-term debt	(2)	(1)
Redemption of preferred stock of subsidiaries	—	(21)
Notes payable and commercial paper	(227)	50
Dividends paid	—	(102)
Other	—	(1)
Net cash (used in) provided by financing activities	(229)	66
Net decrease in cash and cash equivalents	(24)	(2)
Cash and cash equivalents at beginning of period	45	10
Cash and cash equivalents at end of period	$21	$8

Supplemental Disclosures
Significant non-cash transactions:
Purchase accounting adjustments	4	—
Allowance for funds used during construction (AFUDC) – equity component	1	1

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	SFAS No. 158 Adjustment	Total Common Stockholder’s Equity
Successor
Three Months Ended March 31, 2007
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$—	$(2)	$6,380
Net income	—	—	37	—	—	—	37
Other comprehensive income, net of tax effect of ($2)
Cash flow hedges	—	—	—	4	—	—	4

Total comprehensive income							41
Push-down accounting adjustments	—	4	—	—	—	—	4
Adoption of SFAS No. 158 – measurement date provision	—	—	(4)	—	—	—	(4)
Balance at March 31, 2007	$762	$5,605	$88	$(32)	$—	$(2)	$6,421

Predecessor
Balance at December 31, 2005	$762	$603	$657	$(14)	$(33)	$—	$1,975
Net income	—	—	116	—	—	—	116
Other comprehensive income
Minimum pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedges	—	—	—	1	—	—	1

Total comprehensive income							118
Dividends on common stock	—	—	(102)	—	—	—	(102)
Balance at March 31, 2006	$762	$603	$671	$(13)	$(32)	$—	$1,991

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements

(Unaudited)

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Ohio, Inc. (Duke Energy Ohio), an Ohio corporation organized in 1837, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through Duke Energy Kentucky, Inc. (Duke Energy Kentucky) in nearby areas of Kentucky. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio’s principal subsidiary is Duke Energy Kentucky, a Kentucky corporation organized in 1901. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio includes Duke Energy Ohio and its subsidiaries. In October 2006, Cinergy and Duke Energy Ohio completed the sale of Duke Energy Ohio’s trading contracts to Fortis Bank S.A./N.V. (Fortis), a Benelux-based financial services group. See Note 9 for additional information.

On April 3, 2006, Duke Energy Corporation (Old Duke Energy) and Cinergy merged into wholly-owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC effective October 1, 2006). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of New Duke Energy, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. See Note 2 for additional information regarding the merger. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

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

Duke Energy Ohio’s Consolidated Statements of Operations subsequent to the merger include amortization expense relating to purchase accounting adjustments and depreciation of fixed assets based upon their fair values. Therefore, the Duke Energy Ohio financial data prior to the merger will not generally be comparable to its financial data subsequent to the merger. See Note 2 for additional information.

Due to the impact of push-down accounting, the financial statements and certain note presentations separate Duke Energy Ohio’s presentations into two distinct periods, the period before the consummation of the merger (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different basis of accounting between the periods presented.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Ohio’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, the timing of maintenance on electric generating units, changes in mark-to-market (MTM) valuations, changing commodity prices, and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Ohio’s Form 10-K for the year ended December 31, 2006.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. The financial statements for periods prior to the merger have been reclassified to conform with Duke Energy’s format. Certain other prior period amounts have been reclassified to conform to the presentation for the current period. Such reclassifications include the reclassification of income from continuing operations from Duke Energy Ohio’s commercial marketing and trading business to discontinued operations.

Regulation. Duke Energy Ohio uses the same accounting policies and practices for financial reporting purposes as non-regulated companies under GAAP. However, sometimes actions by its regulators, the Federal Energy Regulatory Commission (FERC) and the state utility commissions, result in accounting treatment different from that used by non-regulated companies. When this occurs Duke Energy Ohio applies the provisions of SFAS No. 71. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Ohio records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy Ohio periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Ohio may have to reduce its asset balances to reflect a market basis less than cost and write-off their associated regulatory assets and liabilities.

The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001. Accordingly, application of SFAS No. 71 was discontinued for the generation portion of Duke Energy Ohio’s business. Duke Energy Ohio has a RTC balance of approximately $310 million and $331 million as of March 31, 2007 and December 31, 2006, respectively, which is classified in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets. The RTC resulted from comprehensive deregulation legislation passed in the state of Ohio in 1999 and has been approved by the PUCO to be recovered over a ten-year period beginning January 1, 2001.

2. Duke Energy/Cinergy Merger

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information on the merger, purchase accounting and Predecessor and Successor reporting). For accounting purposes, the effective date of the merger was April 1, 2006. The merger combines the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States (Midwest).

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

As discussed in Note 1 above, purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006. The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the merger with Duke Energy had occurred at the beginning of the period presented:

Unaudited Consolidated Pro Forma Results (Predecessor)

Three Months Ended March 31, 2006
(in millions)
Operating revenues	$966
Income from continuing operations	$88
Net income	$86

These pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of Cinergy’s merger with Duke Energy.

Prior to consummation of the merger, certain regulatory approvals were received from the state utility commissions and the FERC. See Note 12 for a discussion of the regulatory impacts of the merger.

3. Transfer of Certain Duke Energy Generating Assets to Duke Energy Ohio

In April 2006, Duke Energy contributed to Duke Energy Ohio its ownership interest in five plants, representing a mix of combined cycle and peaking plants, with a combined capacity of 3,600 megawatts (MW). The transaction was effective in April 2006 and was accounted for at Duke Energy’s net book value for these assets. The entities holding these generating plants, which were indirect subsidiaries of Duke Energy, were first distributed to Duke Energy, which then contributed them to Cinergy which, in turn, contributed them to Duke Energy Ohio. In the final step, the entities were then merged into Duke Energy Ohio.

The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the contribution of the Duke Energy generating assets to Duke Energy Ohio had occurred at the beginning of the period presented:

Unaudited Consolidated Pro Forma Results (Predecessor)

Three Months Ended March 31, 2006
(in millions)
Operating revenues	$971
Income from continuing operations	$106
Net income	$104

These pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of the transfer of the ownership interest in the five plants as discussed above. As part of this transaction, Duke Energy agreed to reimburse Duke Energy Ohio, on a quarterly basis, through April 2016 in the event of certain cash shortfalls related to the performance of the five plants. Based on the assessment of the performance of the five plants during the first quarter 2007, Duke Energy Ohio did not incur any qualifying shortfalls related to the performance of the five plants thus no cash reimbursement was required from Duke Energy. Duke Energy Ohio accounts for any payments from or return of payments to Duke Energy in Common Stockholder’s Equity as an adjustment to Additional paid-in capital.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

4. Preferred Stock

In March 2006, Duke Energy Ohio redeemed all outstanding shares of its $16.98 million notional amount 4% Cumulative Preferred Stock and its $3.5 million notional amount 4.75% Cumulative Preferred Stock at a price of $108 per share and $101 per share, respectively, plus accrued and unpaid dividends.

5. Inventory

Inventory consists primarily of materials and supplies; natural gas held in storage for transmission and sales commitments; and coal held for electric generation. Inventory is recorded at the lower of cost or market value, using the average cost method.

	Successor(a)
	March 31, 2007	December 31, 2006
	(in millions)
Gas stored for current use	$26	$82
Fuel for use in electric generation	67	74
Materials and supplies	60	61

Total Inventory	$153	$217

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

6. Debt and Credit Facilities

Duke Energy Ohio receives support for its short-term borrowing needs from its parent entity, Cinergy, whose short-term borrowings consist primarily of unsecured revolving lines of credit and commercial paper. Cinergy and its subsidiaries, including Duke Energy Ohio, has a multi-year syndicated $1.5 billion revolving credit facility with an expiration date of June 2011. This credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year and contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for Cinergy and certain of its subsidiaries, including Duke Energy Ohio. The credit facility also contains a $500 million borrowing sub limit for Duke Energy Ohio and a $100 million borrowing sub limit for Duke Energy Kentucky.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the available credit facility.

Cinergy’s credit agreement contains various financial and other covenants; however, Cinergy’s credit agreement does not include any covenants based on credit ratings. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreement. As of March 31, 2007, Cinergy was in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Duke Energy Ohio participates with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement to better manage cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Ohio participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. As of March 31, 2007 and December 31, 2006, Duke Energy Ohio was in a payable position of $47 million and $274 million, respectively, classified within Notes payable and commercial paper in the accompanying Consolidated Balance Sheets. During the three months ended March 31, 2007, the $227 million change in the money pool is reflected as a cash outflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the three months ended March 31, 2006, the $50 million change in the money pool is reflected as a cash inflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

As of March 31, 2007 and December 31, 2006, approximately $96 million of pollution control bonds, which are short-term obligations by nature, are classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

utilize such borrowings as long-term financing. Cinergy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis.

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

There were no qualified pension benefit contributions for either the three months ended March 31, 2007 or March 31, 2006. Duke Energy anticipates that it will make total contributions of approximately $315 million to the legacy Cinergy qualified pension benefit plans in 2007.

Duke Energy Ohio’s net periodic benefit costs as allocated by Cinergy were as follows:

	Successor(a) Three Months Ended March 31, 2007	Predecessor(a) Three Months Ended March 31, 2006
	(in millions)
Qualified Pension Benefits	$8	$6
Non-Qualified Pension	$—	$—
Other Postretirement	$3	$3

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Upon consummation of the merger with Duke Energy, all defined benefit plan obligations were remeasured. Cinergy updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit cost to be allocated to Duke Energy Ohio.

See Note 15 for a discussion of the effect of adoption of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). Also, refer to Note 14 for a discussion of the amounts in the Consolidated Balance Sheets related to allocated accrued pension and other postretirement benefit obligations from Cinergy.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

8. Goodwill and Intangibles

Duke Energy Ohio evaluates the impairment of goodwill under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). As discussed further in Note 2, in April 2006, Duke Energy and Cinergy consummated the merger, which resulted in Duke Energy Ohio recording goodwill of approximately $2.4 billion. The following table shows the changes in goodwill for the three months ended March 31, 2007:

Carrying Amount of Goodwill

	Successor(a)
	Balance at December 31, 2006	Changes	Balance at March 31, 2007
	(in millions)
Business Segment:
Commercial Power	$1,200	$2	$1,202
Franchised Electric & Gas	1,148	—	1,148

Total Goodwill	$2,348	$2	$2,350

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

The carrying amount and accumulated amortization of intangible assets are as follows:

	Successor(a)
	March 31, 2007	December 31, 2006
	(in millions)
Emission allowances	$444	$495
Gas, coal, and power contracts	274	274
Other	6	7

Total gross carrying amount	$724	$776

Accumulated amortization—gas, coal, and power contracts	(53)	(41)
Accumulated amortization—other	(3)	(3)

Total accumulated amortization	$(56)	$(44)

Total intangible assets, net	$668	$732

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

The carrying value of emission allowances sold or consumed for Duke Energy Ohio were as follows:

Successor(a)	Predecessor(a)
Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
(in millions)
$67	$36

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Amortization expense for intangible assets for the three months ended March 31, 2007 and 2006 was as follows:

Successor(a)	Predecessor(a)
Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
(in millions)
$12	$1

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Duke Energy Ohio has net intangible liabilities which are associated with its Market-Based Standard Service Offer (MBSSO) and other power sale contracts and will be recognized in earnings over their contractual lives. The carrying amount of these liabilities as of March 31, 2007 and December 31, 2006 is as follows:

	Successor(a)
	March 31, 2007	December 31, 2006
	(in millions)
MBSSO	$95	$95
Other power sale contracts	35	39

Total intangible liabilities	$130	$134

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Approximately $4 million was amortized to income during the three months ended March 31, 2007. Intangible liabilities are classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

9. Discontinued Operations and Assets Held for Sale

The following table summarizes the results classified as Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

	Predecessor(a)
		Operating Income
	Operating Revenues	Pre-tax Loss	Income Tax Benefit	Loss From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended March 31, 2006
Commercial Power	$9	$(3)	$(1)	$(2)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006.

	Successor(a)
	March 31, 2007	December 31, 2006
	(in millions)
Assets
Current assets	$21	$25
Other assets	30	18

Total Assets	$51	$43

Liabilities
Current liabilities	$21	$25
Other liabilities	30	18

Total Liabilities	$51	$43

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

In June 2006, Cinergy sold its commercial marketing and trading businesses, including certain of Duke Energy Ohio’s trading contracts, to Fortis, a Benelux-based financial services group. In October 2006, the sale was completed. Cash proceeds attributable to the Duke Energy Ohio trading contracts were approximately $32 million on a pre-tax basis and Duke Energy Ohio recorded an approximate $3 million pre-tax loss on the sale. The results of operations for these trading contracts have been presented as discontinued operations for the three months ended March 31, 2006 in the accompanying Consolidated Statements of Operations.

In October 2006, in connection with this transaction, Duke Energy Ohio entered into a series of Total Return Swaps (TRS) with Fortis, which are accounted for as mark to market derivatives. The TRS offsets the net fair value of the contracts being sold to Fortis. The TRS will be cancelled for each underlying contracts as each is transferred to Fortis. All economic and credit risk associated with the contracts has been transferred to Fortis as of the date of the sale through the TRS. As of March 31, 2007, approximately 95% of the contracts have been novated by Fortis. At March 31, 2007, contracts with a net fair value of approximately $51 million remain in Assets held for sale and represent contracts that have yet to be novated by Fortis.

10. Business Segments

Duke Energy Ohio operates the following business units: Franchised Electric and Gas and Commercial Power. Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these business units in deciding how to allocate resources and evaluate performance. Both of the business units are considered reportable segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” There is no aggregation within Duke Energy Ohio’s defined business segments.

The remainder of Duke Energy Ohio’s operations are presented as “Other.” While it is not considered a business segment, Other primarily includes certain allocated governance costs.

Accounting policies for Duke Energy Ohio’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT).

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Successor(b)
Three Months Ended March 31, 2007
Franchised Electric and Gas	$570	$—	$570	$79	$53
Commercial Power	346	—	346	13	40
Total reportable segments	916	—	916	92	93
Other	—	—	—	(18)	—
Interest expense	—	—	—	(23)	—
Interest income and other	—	—	—	9	—
Total consolidated	$916	$—	$916	$60	$93

Predecessor(b)
Three Months Ended March 31, 2006
Franchised Electric and Gas	$542	$—	$542	$80	$50
Commercial Power	421	1	422	166	18
Total reportable segments	963	1	964	246	68
Other	—	—	—	(39)	—
Eliminations	—	(1)	(1)	—	—
Interest expense	—	—	—	(30)	—
Interest income and other	—	—	—	9	—
Total consolidated	$963	$—	$963	$186	$68

(a)	Segment results exclude results of discontinued operations.
(b)	See Note 1 for additional information on Predecessor and Successor reporting.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	Successor(a)
	March 31, 2007	December 31, 2006
	(in millions)
Franchised Electric and Gas	$5,307	$5,381
Commercial Power	6,215	6,349

Total reportable segments/consolidated assets	$11,522	$11,730

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

11. Risk Management Instruments

The following table shows the carrying value of Duke Energy Ohio’s derivative portfolio as of March 31, 2007, and December 31, 2006.

Derivative Portfolio Carrying Value (in millions)

	Successor(a)
	March 31, 2007	December 31, 2006
Hedging	$(1)	$(2)
Undesignated	(18)	8

Total	$(19)	$6

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets, excluding approximately $51 million of derivative assets and $51 million of derivative liabilities which were transferred to assets and liabilities held for sale. See Note 9 for additional information.

The $26 million decrease in the undesignated derivative portfolio fair value is due primarily to unrealized mark-to-market losses within Commercial Power, primarily as a result of higher power prices. This was partially offset by unrealized mark-to-market gains on coal derivatives within Commercial Power.

Credit Risk. Included in Other Current Assets in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 are collateral assets of approximately $62 million and $58 million, respectively, which represents cash collateral posted by Duke Energy Ohio with third parties. Included in Other Current Liabilities in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 are collateral liabilities of approximately $8 million and $27 million, respectively, which represents cash collateral posted by third parties to Duke Energy Ohio. This decrease in cash collateral posted by third parties to Duke Energy Ohio is primarily due the sale of the commercial marketing and trading business to Fortis in 2006.

12. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the Public Utilities Commission of Ohio (PUCO), and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. Duke Energy Ohio returned $6 million and $4 million in the first quarter of 2006, respectively, on each of these rate reductions. During the first quarter of 2007 Duke Energy Ohio returned $2 million and an immaterial amount, respectively, on each of these rate reductions. As of March 31, 2007, Duke Energy Ohio has completed its merger related rate reduction and filed a report with the PUCO to terminate the merger credit riders.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. As of March 31, 2007, Duke Energy Kentucky had returned approximately $2 million to customers on this rate reduction. Of this amount, approximately $1 million of the rate reduction was passed through to customers during the three months ended March 31, 2007.

•	The FERC approved the merger without conditions.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Rate Related Information. The KPSC approves rates for retail electric and gas sales within the state of Kentucky. The PUCO approves rates and market prices for retail electric and gas sales within Ohio. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a Rate Stabilization Plan (RSP), which includes a MBSSO approved by the PUCO in November 2004. In March 2005, the Office of the Ohio Consumers’ Counsel (OCC) appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio and the court issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded the MBSSO back to the PUCO on two issues. The Court ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order. Such confidential commercial agreements are relatively common in the jurisdiction and the PUCO has not allowed production of such agreements in past cases in which the PUCO was presented with a settlement agreement on the basis that they are irrelevant. A hearing on remand has concluded and Duke Energy Ohio expects a Commission Order before the end of the year.

On August 2, 2006, Duke Energy Ohio filed an application with the PUCO to amend its MBSSO through 2010. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. The application is pending and Duke Energy Ohio cannot predict the outcome of this proceeding.

Duke Energy Ohio’s MBSSO includes a fuel clause recovery component which is audited annually by the PUCO. In April 2007 Duke Energy Ohio entered into a settlement resolving all open issues identified in the 2006 audit with some, but not all of the parties. The PUCO set the settlement for hearing which has been completed. A PUCO decision is expected before the end of the year. Duke Energy Ohio does not expect the agreement to have a material impact on its consolidated results of operations, cash flows or financial position.

In addition to the fuel clause recovery component, Duke Energy Ohio’s MBSSO includes a reserve capacity component known as the System Reliability Tracker (SRT), and an Annually Adjusted Component (AAC) to recover changes in environmental, tax and homeland security costs. In April 2007, Duke Energy Ohio entered a stipulation resolving all issues related to the 2006 SRT audit and application to amend the 2007 AAC market price. The stipulation included some, but not all of the parties. A hearing was held regarding the stipulation. Duke Energy Ohio expects a Commission decision before the end of the year. Duke Energy Ohio does not expect a significant change, if any to the MBSSO components but cannot predict the outcome of the cases.

Duke Energy Kentucky Electric Rate Case. In May 2006, Duke Energy Kentucky filed an application for an increase in its base electric rates. The application, which sought an increase of approximately $67 million in revenue, or approximately 28 percent, to be effective in January 2007, was filed pursuant to the KPSC’s 2003 Order approving the transfer of 1,100 MW of generating assets from Duke Energy Ohio to Duke Energy Kentucky. In the fourth quarter of 2006, Duke Energy Kentucky reached a settlement agreement in principle with all parties to this proceeding resolving all issues raised in the proceeding. Among other things, the settlement agreement provided for a $49 million increase in Duke Energy Kentucky’s base electric rates and reinstitution of the fuel cost recovery mechanism. In December 2006, the KPSC approved the settlement agreement. The settlement agreement also provided for Duke Energy Kentucky to obtain KPSC approval for a back-up power supply plan. In January 2007, Duke Energy Kentucky filed a back-up power supply plan with the KPSC. The plan provided for Duke Energy Kentucky to purchase back-up power through bilateral contracts for scheduled outages. Duke Energy Kentucky will recover these costs through base rates. The plan provided for Duke Energy Kentucky to purchase back-up power through the Midwest Independent System Operator, Inc. (Midwest ISO) energy markets for unscheduled outages. Duke Energy Kentucky will recover these costs through its fuel adjustment clause. The KPSC issued an order in March 2007 approving Duke Energy Kentucky’s back-up power supply plan.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

Other. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released an expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of $35 million. At this time, Duke Energy Ohio cannot predict the outcome or the impact of the statewide Ohio investigation.

In April 2006, the FERC issued an order on the Midwest ISO revisions to its Transmission and Energy Markets Tariffs regarding its Revenue Sufficiency Guarantee (RSG). The FERC found that the Midwest ISO violated the tariffs when it did not charge RSG costs to virtual supply offers. The FERC, among other things, ordered the Midwest ISO to recalculate the rate and make refunds to customers, with interest, to reflect the correct allocation of RSG costs. Duke Energy Shared Services, on behalf of Duke Energy Ohio, filed a Request for Rehearing, and in October 2006, the FERC issued an order which, among other things, granted rehearing on the issue of refunds. The FERC stated that it would not require recalculation of the rates and, as such, refunds are no longer required. As a result, Duke Energy Ohio does not believe that this issue will have a material effect on its consolidated results of operations, cash flows, or financial position.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying North American Electric Reliability Corporation (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Ohio does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

13. Commitments and Contingencies

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

Duke Energy Ohio currently estimates that it will spend approximately $325 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR at plants that Duke Energy Ohio owns or partially owns but does not operate. Duke Energy Ohio currently estimates that it will not incur any significant costs for complying with Phase 2 of CAIR and is currently unable to estimate the cost of complying with Phase 2 of CAMR. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its rate stabilization plan (see Note 12).

Extended Environmental Activities and Accruals. Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $8 million as of March 31, 2007 and December 31, 2006. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

In August 2005, the district court issued a ruling regarding the emissions test that it will apply to Duke Energy Ohio at the trial of the case. Contrary to Duke Energy Ohio’s argument, the district court ruled that in determining whether a project was projected to increase annual emissions, it would not hold hours of operation constant. However, the district court subsequently certified the matter for interlocutory appeal to the Seventh Circuit Court of Appeals. In August 2006, the Seventh Circuit upheld the district court’s opinion. Cinergy has petitioned the U.S. Supreme Court for a writ of certiorari. In light of the Supreme Court’s recent ruling in Environmental Defense, et al v. Duke Energy, et al, finding that the Fourth Circuit was incorrect in upholding an hourly emissions increase test, the Supreme Court denied Cinergy’s petition for a writ of certiorari. The case will return to the district court for trial.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Carbon Dioxide Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of carbon dioxide (CO2) from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the district court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral argument was held before the Second Circuit Court of Appeals on June 7, 2006.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of March 31, 2007, Duke Energy Ohio has recorded immaterial reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

14. Related Party Transactions

Duke Energy Ohio engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006 are as follows:

	Successor(a)
	March 31, 2007	December 31, 2006
	(in millions)
Current assets(b)	$64	$51
Non-current assets(c)	$—	$1
Current liabilities(d)	$(268)	$(196)
Net deferred tax liabilities(e)	$(1,414)	$(1,454)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Of the balance at March 31, 2007, approximately $36 million is classified as Receivables and $28 million is classified as Other current assets on the Consolidated Balance Sheets. The balance at December 31, 2006 is classified as Receivables on the Consolidated Balance Sheets.
(c)	The balance at December 31, 2006 is classified as Other non-current assets on the Consolidated Balance Sheets.
(d)	The balance at March 31, 2007 is classified as Accounts payable on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($95) million is classified as Accounts payable and ($101) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(e)

Of the balance at March 31, 2007, approximately ($1,437) million is classified as Deferred income taxes and $23 million is classified as Other current assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($1,475) million is classified as Deferred income taxes and $21 million is classified as Other current assets on the Consolidated Balance Sheets.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Ohio, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, for the three months ended March 31, 2007 and 2006 were as follows:

	Successor(a)	Predecessor(a)
	March 31, 2007	March 31, 2006
	(in millions)
Corporate governance and shared services expenses	$56	$112

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

See Note 7 for detail on expense amounts allocated from Cinergy to Duke Energy Ohio related to Duke Energy Ohio’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and health care and insurance benefits. Additionally, Duke Energy Ohio has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $396 million at March 31, 2007 and approximately $393 million at December 31, 2006. The above amounts have been classified on the Consolidated Balance Sheets as follows:

	Successor(a)
	March 31, 2007	December 31, 2006
	(in millions)
Other Current Liabilities	$—	$9
Accrued pension and other postretirement benefit costs	$393	$381
Other Deferred Credits and Other Liabilities	$3	$3

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Additionally, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Ohio as Receivables in the Consolidated Balance Sheets and was approximately $118 million and $133 million as of March 31, 2007 and December 31, 2006, respectively.

See Note 3 for a discussion of amounts paid to Duke Energy Ohio as a result of the agreement between Duke Energy and Duke Energy Ohio related to Duke Energy’s contribution of its ownership interests in five plants to Duke Energy Ohio.

Duke Energy Ohio participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of March 31, 2007 and December 31, 2006, Duke Energy Ohio was in a payable position of $47 million and $274 million, respectively, classified within Notes payable and commercial paper in the accompanying Consolidated Balance Sheets. See Note 6 for further discussion of the money pool arrangement.

15. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to March 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 46(R)-6, “Determining the Variability to Be Considered In Applying FASB Interpretation No. 46(R) (FSP No. FIN 46(R)-6).” In April 2006, the FASB staff issued FSP No. FIN 46(R)-6 to address how to determine the variability to be considered in applying FIN 46(R), “Consolidation of Variable Interest Entities.” The variability that is considered in applying FIN 46(R) affects the determination of whether the entity is a variable interest entity (VIE), which interests are variable

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

interests in the entity, and which party, if any, is the primary beneficiary of the VIE. The variability affects the calculation of expected losses and expected residual returns. This guidance was effective for all entities with which Duke Energy Ohio first becomes involved or existing entities for which a reconsideration event occurs after July 1, 2006. The adoption of FSP No. FIN 46(R)-6 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for Duke Energy Ohio for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that have been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. The adoption of SFAS No. 155 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 156). In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. SFAS No. 156 is effective for Duke Energy Ohio as of January 1, 2007, and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. The adoption of SFAS No. 156 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive income (OCI), net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Ohio recognized the funded status of its defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $33 million (consisting of an increase in regulatory assets of $31 million and an increase in deferred tax assets of $2 million), an increase in total liabilities of approximately $35 million and a decrease in accumulated other comprehensive loss, net of tax, of approximately $2 million as of December 31, 2006. The adoption of SFAS No. 158 did not have any material impact on Duke Energy Ohio’s consolidated results of operations or cash flows.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Ohio has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Ohio adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost of approximately $4 million for the three-month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates not related to net periodic benefit cost is required to be recognized, net of tax, as a separate adjustment of the opening balance of accumulated other comprehensive income (AOCI) and regu -

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

latory assets. This adjustment was not material. However, Duke Energy Ohio is in the process of finalizing its actuarial calculation of the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates, and expects to record an immaterial adjustment to AOCI and regulatory assets in the second quarter of 2007, once the actuarial calculations are finalized.

Staff Accounting Bulletin (SAB) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (SAB No. 108). In September 2006 the Securities and Exchange Commission (SEC) issued SAB No. 108, which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Traditionally, there have been two widely-recognized approaches for quantifying the effects of financial statement misstatements. The income statement approach focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The balance sheet approach, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. The SEC staff believes that registrants should quantify errors using both a balance sheet and an income statement approach (a “dual approach”) and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

SAB No. 108 was effective for Duke Energy Ohio’s year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy Ohio has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have any material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

FASB Interpretation No. (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Ohio has concluded there is a level of uncertainty with respect to the recognition in Duke Energy Ohio’s financial statements. FIN 48 prescribes a minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Ohio implemented FIN 48 effective January 1, 2007. The implementation resulted in an immaterial cumulative effect adjustment to beginning Retained Earnings on the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income. Corresponding entries impacted a variety of balance sheet line items, including Deferred income taxes, Goodwill, and Other Liabilities. Upon implementation of FIN 48, Duke Energy Ohio reflects interest expense related to taxes as Interest Expense in the Consolidated Statements of Operations. In addition, subsequent accounting for FIN 48 (after January 1, 2007) involves an evaluation to determine if any changes have occurred that would impact the existing uncertain tax positions as well as determining whether any new tax positions are uncertain. Any impacts resulting from the evaluation of existing uncertain tax positions or from the recognition of new uncertain tax positions impacts income tax expense and interest expense in the Consolidated Statement of Operations, with offsetting impacts to the balance sheet line items described above and Taxes accrued. See Note 16 for additional information.

FSP No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be effectively settled with the taxing authority. Duke Energy Ohio’s implementation of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Duke Energy Ohio as of January 1, 2007. The adoption of FSP No. AUG AIR-1 did not have any material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus was effective for Duke Energy Ohio beginning January 1, 2007. The adoption of EITF No. 06-3 did not have any material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF No. 06-5). In June 2006, the EITF reached a consensus on the accounting for corporate-owned and bank-owned life insurance policies. EITF No. 06-5 requires that a policyholder consider the cash surrender value and any additional amounts to be received under the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company must be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy must be recognized at their present value. EITF No. 06-5 was effective for Duke Energy Ohio as of January 1, 2007 and must be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of January 1, 2007. The adoption of EITF No. 06-5 did not have any material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-6, “Debtor’s Accounting for a Modification (or Exchange) of Convertible Debt Instruments” (EITF No. 06-6). In November 2006, the EITF reached a consensus on EITF No. 06-6. EITF No. 06-6 addresses how a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option should be considered in the issuer’s analysis of whether debt extinguishment accounting should be applied, and further addresses the accounting for a modification of a debt instrument (or an exchange of debt instruments) that affects the terms of an embedded conversion option when extinguishment accounting is not applied. EITF No. 06-6 applies to modifications (or exchanges) occurring in interim or annual reporting periods beginning after November 29, 2006, regardless of when the instrument was originally issued. Early application was permitted for modifications (or exchanges) occurring in periods for which financial statements have not been issued. There were no modifications to, or exchanges of, any of Duke Energy’s Ohio debt instruments within the scope of EITF No. 06-6 in 2006. The impact to Duke Energy Ohio of applying EITF No. 06-6 in subsequent periods will be dependent upon the nature of any modifications to, or exchanges of, any debt instruments within the scope of EITF No. 06-6.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of March 31, 2007:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. However, in some cases, the application of SFAS No. 157 may change Duke Energy Ohio’s current practice for measuring and disclosing fair values under other accounting pronouncements that require or permit fair value measurements. For Duke Energy, SFAS No. 157 is effective as of January 1, 2008 and must be applied prospectively except in certain cases. Duke Energy Ohio is currently evaluating the impact of adopting SFAS No. 157, and cannot currently estimate the impact of SFAS No. 157 on its consolidated results of operations, cash flows or financial position.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

16. Income Taxes and Other Taxes

Prior to the merger of Cinergy and Duke Energy on April 3, 2006, the taxable income of Duke Energy Ohio was reflected in Cinergy’s U.S. federal and state income tax returns. After the merger, the taxable income of Duke Energy Ohio is reflected in Duke Energy’s U.S. federal and state tax returns. On January 1, 2007, Duke Energy Ohio adopted FIN 48. As a result of the adoption of FIN 48, Duke Energy Ohio recognized an increase to goodwill of approximately $4 million, which reflects all adoption provisions of FIN 48, including those provisions related to unrecognized income tax benefits, interest expense, and penalties.

Effective with the adoption of FIN 48, Duke Energy Ohio’s liability totaled approximately $63 million related to unrecognized federal and state tax benefits, gross of any federal tax benefit for unrecognized state income tax benefits. If all unrecognized tax benefits were recognized, there would be no effect on the effective tax rate since the balance relates to either temporary differences or goodwill.

During the first quarter, Duke Energy Ohio’s unrecognized tax benefits decreased approximately $16 million, primarily related to a settlement offer involving timing differences. At March 31, 2007, Duke Energy Ohio’s liability related to unrecognized tax benefits, gross of any federal tax benefit for unrecognized state income tax benefits, was approximately $47 million. It is reasonably possible that Duke Energy Ohio will reflect a reduction in unrecognized tax benefits of approximately $32 million in the next twelve months due to the expected settlement of certain years, as well as the expected settlement of an issue related to the timing of when deductions can be taken. Duke Energy Ohio does not expect any impact on the effective tax rate related to these expected settlements in the next twelve months.

Also effective with the adoption of FIN 48, Duke Energy Ohio’s liability related to pre-tax interest expense associated with income tax positions totaled approximately $6 million. At March 31, 2007, approximately $2 million of pre-tax interest is accrued. The decrease in the liability of approximately $4 million during the first quarter reflects an increase to pre-tax income of $1 million, with the remaining decrease in the liability recorded primarily as a reduction to goodwill.

Duke Energy Ohio has open with the federal jurisdiction tax years 1997 and after. The state tax jurisdictions are closed through 2001, with the exception of any federal adjustments related to open federal years.

With the implementation of FIN 48, Duke Energy Ohio records, as it relates to taxes, interest expense as Interest Expense, interest income as Interest Income, and penalties in Other Income and Expenses in the Consolidated Statement of Operations.

The $45 million decrease in Income Tax Expense from Continuing Operations for the comparative three month period ended March 31, 2007 and 2006 was primarily due to the $126 million decrease in pre-tax income for the comparative period. The effective tax rate on income from continuing operations was relatively flat for the comparative periods, 38% for the three months ended March 31, 2007 versus 37% for the same period in 2006.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as Operating Revenues in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006 were as follows:

	Successor(a) Three Months Ended March 31, 2007	Predecessor(a) Three Months Ended March 31, 2006
	(in millions)
Excise Taxes	$39	$38

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

17. Subsequent Events

For information on subsequent events related to regulatory matters, and commitments and contingencies, see Notes 12 and 13, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

On April 3, 2006, Duke Energy Corporation (Old Duke Energy) and Cinergy Corp. (Cinergy) merged into wholly-owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (Duke Energy).

Due to the impact of push-down accounting, the financial statements and certain note presentations separate Duke Energy Ohio’s presentations into two distinct periods, the period before the consummation of the merger (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instructions (H)(2) of Form 10-Q.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Three Months Ended March 31,
	Successor(a) 2007	Predecessor(a) 2006	Increase (Decrease)
Operating revenues	$916	$963	$(47)
Operating expenses	831	781	50
(Losses) gains on sales of other assets and other, net	(11)	26	(37)

Operating income	74	208	(134)
Other income and expenses, net	9	8	1
Interest expense	23	30	(7)
Income tax expense from continuing operations	23	68	(45)
Loss from discontinued operations, net of tax	—	(2)	2

Net income	$37	$116	$(79)

(a)	See Note 1 to the Consolidated Financial Statements, “Basis of Presentation” for additional information on Predecessor and Successor reporting.

Net Income

The 68 percent decrease in Duke Energy Ohio’s Net income for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to the following factors:

Operating Revenues

The $47 million decrease in Operating revenues was driven primarily by:

•	$88 million as a result of mark-to-market losses on power sales and purchases contracts in 2007 of $45 million versus gains of $43 million in 2006; and
•	$28 million as a result of decreased volumes of coal sales due to expiration of contracts.

PART I

Partially offsetting these decreases were:

•	Approximately $40 million increase in generation revenues due to Duke Energy’s contribution of its five Midwest generating plants in the second quarter of 2006;
•	$24 million increase resulting from favorable weather in 2007 compared to 2006;
•	$7 million increase due to new electric rates implemented in the first quarter of 2007 for Duke Energy Kentucky, Inc.; and
•	$4 million resulting from temporary rate reductions in 2006 associated with the regulatory approval of the Cinergy merger with Duke Energy.

Operating Expenses

The $50 million increase in Operating expenses was driven primarily by:

•	$55 million increase in operating expenses due to Duke Energy’s contribution of its five Midwest generating plants in the second quarter of 2006;
•

$30 million higher fuel and emission allowance consumption expense due to recognizing coal and emission allowances at fair value as of April 1, 2006 in conjunction with the Cinergy merger with Duke Energy;

•	$7 million increase in line maintenance expense as a result of ice storms in February 2007; and
•

$7 million of incremental amortization expense resulting from recognizing the unregulated generation facilities at fair value as of April 1, 2006 in conjunction with the Cinergy merger with Duke Energy.

Partially offsetting these increases were:

•	$35 million related to $19 million of mark-to-market gains on fuel purchase contracts in 2007 versus losses of $16 million in 2006; and
•	$12 million related to 2006 costs for incentive and retention payments incurred as a result of the Duke Energy merger.

(Losses) Gains on Sales of Other Assets and Other, net

The decrease in (Losses) gains on sales of other assets and other, net is due to losses on emission allowance sales in 2007 of $11 million versus gains of $26 million in 2006. The losses in 2007 were a result of recording emission allowances at fair value as of April 1, 2006 as part of purchase accounting for the Cinergy merger with Duke Energy and decreases in market prices at the time of sale.

Income Tax Expense from Continuing Operations

The $45 million decrease in Income tax expense from continuing operations was due primarily to a $126 million decrease in pre-tax income. The effective tax rate was relatively flat for the comparative periods, 38% for the three months ended March 31, 2007 versus 37% the same period in 2006.

PART I

Item 4. Controls and Procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance that information requiring disclosure is recorded, processed, summarized, and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2007, see Note 12 to the Consolidated Financial Statements, “Regulatory Matters” and Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies”.

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect Duke Energy Ohio’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Ohio or that Duke Energy Ohio currently deems to be immaterial also may adversely affect Duke Energy Ohio’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number
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

PART II

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DUKE ENERGY OHIO, INC.

Date: May 15, 2007	/S/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 15, 2007	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller