Form 10-Q
period 2007-06-30
Duke Energy Ohio, Inc.
filed 2007-08-14
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007 or

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

704-594-6200

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

INDEX

DUKE ENERGY OHIO, INC.

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2007

Item		Page
PART I. FINANCIAL INFORMATION

1.	Financial Statements	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended June 30, 2007 and 2006; March 31,2006; six months ended June 30, 2007	3
	Unaudited Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	4
	Unaudited Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2007; Three Months Ended June 30, 2006 and March 31, 2006	6
	Unaudited Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss) for the Six Months Ended June 30, 2007; Three Months Ended June 30, 2006 and March 31, 2006	7
	Unaudited Notes to the Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

4.	Controls and Procedures	33

PART II. OTHER INFORMATION

1.	Legal Proceedings	34

1A.	Risk Factors	34

4.	Submission of Matters to a Vote of Security Holders	34

6.	Exhibits	35

	Signatures	36

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

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Ohio, Inc.’s (Duke Energy Ohio) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Ohio operations, including the economic, operational and other effects of tornados and other natural phenomena;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1. Financial Statements.

	Successor			Predecessor
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006
Operating Revenues
Non-regulated electric and other	$422	$768	$399	$421
Regulated electric	233	464	204	220
Regulated natural gas	108	447	93	322
Total operating revenues	763	1,679	696	963
Operating Expenses
Fuel used in electric generation and purchased power	260	485	249	196
Operation, maintenance and other	182	367	173	173
Natural gas purchased	57	292	51	232
Costs of fuel resold	12	32	29	44
Depreciation and amortization	95	188	93	68
Property and other taxes	62	135	55	68
Total operating expenses	668	1,499	650	781
(Losses) Gains on Sales of Other Assets and Other, net	—	(11)	(5)	26
Operating Income	95	169	41	208
Other Income and Expenses, net	8	17	7	8
Interest Expense	22	45	28	30
Income from Continuing Operations Before Income Taxes	81	141	20	186
Income Tax Expense from Continuing Operations	32	55	7	68
Income from Continuing Operations	49	86	13	118
Loss from Discontinued Operations, net of tax	—	—	(20)	(2)
Net Income (Loss)	$49	$86	$(7)	$116

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	Successor
	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$20	$45
Receivables (net of allowance for doubtful accounts of $4 at June 30, 2007 and $5 at December 31, 2006)	226	308
Inventory	206	217
Assets held for sale	12	25
Unrealized gains on mark-to-market and hedging transactions	27	54
Other	115	117
Total current assets	606	766
Investments and Other Assets
Restricted funds held in trust	16	30
Goodwill	2,335	2,348
Intangible assets	623	732
Unrealized gains on mark-to-market and hedging transactions	19	27
Assets held for sale	—	18
Other	21	21
Total investments and other assets	3,014	3,176
Property, Plant and Equipment
Cost	9,320	9,049
Less accumulated depreciation and amortization	2,032	1,914
Net property, plant and equipment	7,288	7,135
Regulatory Assets and Deferred Debits
Deferred debt expense	23	24
Regulatory assets related to income taxes	96	96
Other	484	533
Total regulatory assets and deferred debits	603	653
Total Assets	$11,511	$11,730

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	Successor
	June 30, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$449	$408
Notes payable and commercial paper	327	274
Taxes accrued	175	301
Interest accrued	15	27
Liabilities associated with assets held for sale	12	25
Current maturities of long-term debt	226	105
Unrealized losses on mark-to-market and hedging transactions	28	46
Other	81	99
Total current liabilities	1,313	1,285
Long-term Debt	1,653	1,776
Deferred Credits and Other Liabilities
Deferred income taxes	1,445	1,475
Investment tax credit	18	19
Accrued pension and other postretirement benefit costs	320	381
Regulatory liabilities	169	167
Unrealized losses on mark-to-market and hedging transactions	20	29
Liabilities associated with assets held for sale	—	18
Asset retirement obligations	42	41
Other	176	159
Total deferred credits and other liabilities	2,190	2,289
Commitments and Contingencies

Common Stockholder’s Equity
Common stock, $8.50 par value; 120,000,000 shares authorized and 89,663,086 shares outstanding at June 30, 2007 and December 31, 2006	762	762
Additional paid-in capital	5,576	5,601
Retained earnings	49	55
Accumulated other comprehensive loss	(32)	(38)
Total common stockholder’s equity	6,355	6,380
Total Liabilities and Common Stockholder’s Equity	$11,511	$11,730

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Successor		Predecessor
	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$86	$(7)	$116
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	188	93	68
Losses (gains) on sales of equity investments and other assets	11	5	(26)
Deferred income taxes	(18)	8	7
Regulatory asset/liability amortization	13	3	7
Accrued pension and postretirement benefit costs	21	12	9
Contribution to company-sponsored pension plans	(83)	—	—
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	9	28	(30)
Receivables	92	66	10
Inventory	12	(15)	56
Other current assets	2	22	68
Increase (decrease) in:
Accounts payable	51	19	(157)
Taxes accrued	(120)	(22)	50
Other current liabilities	(13)	(35)	(78)
Regulatory asset/liability deferrals	(23)	(7)	(1)
Other assets	84	57	17
Other liabilities	(4)	(17)	—
Net cash provided by operating activities	308	210	116
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(302)	(136)	(135)
Purchases of emission allowances	(14)	(83)	(162)
Sales of emission allowances	24	63	105
Withdrawal of restricted funds held in trust	15	—	8
Net cash used in investing activities	(277)	(156)	(184)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	—	141
Redemption of long-term debt	(3)	(17)	(1)
Redemption of preferred stock of subsidiaries	—	1	(21)
Notes payable and commercial paper	53	(24)	50
Dividend paid	(135)	—	(102)
Capital contribution from parent	29	—	—
Other	—	(1)	(1)
Net cash (used in) provided by financing activities	(56)	(41)	66
Net (decrease) increase in cash and cash equivalents	(25)	13	(2)
Cash and cash equivalents at beginning of period	45	8	10
Cash and cash equivalents at end of period	$20	$21	$8

Supplemental Disclosures
Significant non-cash transactions:
Purchase accounting adjustments	$(8)	$2,894	$—
Allowance for funds used during construction (AFUDC) – equity component	$2	$1	$1
Transfer of generating assets from Duke Energy	$—	$1,452	$—

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	SFAS No. 158 Adjustment	Total Common Stockholder’s Equity
Successor
Six Months Ended June 30, 2007
Balance at December 31, 2006	$762	$5,601	$55	$(36)	—	$(2)	$6,380
Net income	—	—	86	—	—	—	86
Cash flow hedges, net of tax effect of ($4)	—	—	—	8	—	—	8

Total comprehensive income							94
Capital contribution from parent	—	29	—	—	—	—	29
Push-down accounting adjustments	—	(8)	—	—	—	—	(8)
Adoption of SFAS No. 158 – measurement date provision	—	—	(3)	—	—	(2)	(5)
Common stock dividends	—	(46)	(89)	—	—	—	(135)
Balance at June 30, 2007	$762	$5,576	$49	$(28)	$—	$(4)	$6,355

Three Months Ended June 30, 2006
Balance at April 1, 2006	$762	$4,123	—	—	—	—	$4,885 (b)
Net loss and total comprehensive loss	—	—	(7)	—	—	—	(7)
Transfer of generating assets from Duke Energy(a)	—	1,452	—	(39)	—	—	1,413
Other	—	1	—	—	—	—	1
Balance at June 30, 2006	$762	$5,576	$(7)	$(39)	—	—	$6,292

Predecessor
Three Months Ended March 31, 2006
Balance at December 31, 2005	$762	$603	$657	$(14)	$(33)	—	$1,975
Net income	—	—	116	—	—	—	116
Other comprehensive income
Minimum pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedges	—	—	—	1	—	—	1

Total comprehensive income							118
Common stock dividends	—	—	(102)	—	—	—	(102)
Balance at March 31, 2006	$762	$603	$671	$(13)	$(32)	—	$1,991 (b)

(a)	Includes $39 (net of tax benefit of $24) related to deferred losses on terminated cash flow hedges included in Accumulated Other Comprehensive Loss.
(b)	Difference in equity balances at March 31, 2006 and April 1, 2006 is due to the application of push-down accounting reflecting Duke Energy’s merger with Cinergy (see Notes 1 and 2 to the Consolidated Financial Statements).

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

As a result of Duke Energy’s merger with Cinergy, Duke Energy Ohio entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Ohio would incur if Duke Energy Ohio were a separate company filing its own tax return as a C-Corporation. The current tax sharing agreement Duke Energy Ohio has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Ohio and Cinergy prior to the merger.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

Other Regulatory Assets and Deferred Debits. The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001 and ending December 2010. Accordingly, application of SFAS No. 71 was discontinued for the generation portion of Duke Energy Ohio’s business. Duke Energy Ohio has a RTC related regulatory asset balance of approximately $288 million and $331 million as of June 30, 2007 and December 31, 2006, respectively, which is classified in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

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

Prior to consummation of the merger, certain regulatory approvals were received from the state utility commissions and the Federal Energy Regulatory Commission (FERC). See Note 12 for a discussion of the regulatory impacts of the merger.

3. Transfer of Generating Assets and Dispositions

Transfer of Certain Duke Energy Generating Assets to Duke Energy Ohio. In April 2006, Duke Energy contributed to Duke Energy Ohio its ownership interest in five plants, representing a mix of combined cycle and peaking plants, with a combined capacity of 3,600 megawatts (MW). The transaction was effective in April 2006 and was accounted for at Duke Energy’s net book value for these

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

assets. The entities holding these generating plants, which were indirect subsidiaries of Duke Energy, were first distributed to Duke Energy, which then contributed them to Cinergy which, in turn, contributed them to Duke Energy Ohio. In the final step, the entities were then merged into Duke Energy Ohio.

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

These pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of the transfer of the ownership interest in the five plants as discussed above. As part of this transaction, Duke Energy agreed to reimburse Duke Energy Ohio, on a quarterly basis, through April 2016 in the event of certain cash shortfalls related to the performance of the five plants. Based on the assessment of the performance of the five plants during the first and second quarters of 2007, Duke Energy Ohio did not incur any qualifying shortfalls related to the performance of the five plants and thus no cash reimbursement was required from Duke Energy. During the second quarter of 2006, Duke Energy Ohio did incur qualifying shortfalls, which resulted in Duke Energy Ohio being reimbursed $1.9 million during the third quarter of 2006. Duke Energy Ohio accounts for any payments from or return of payments to Duke Energy in Common Stockholder’s Equity as an adjustment to Additional paid-in capital.

Dispositions. For the three months ended June 30, 2007, June 30, 2006 and March 31, 2006 the sale of emission allowances resulted in approximately $2 million, $63 million and $105 million, respectively, in proceeds and net pre-tax gains (losses) of an immaterial amount, ($5) million and $26 million, respectively, recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the six months ended June 30, 2007, the sale of emission allowances resulted in approximately $24 million in proceeds and net pre-tax losses of $11 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances. See Note 9 for dispositions related to discontinued operations.

4. Common and Preferred Stock

Common Stock. Cinergy owns all of the common stock of Duke Energy Ohio. In April 2006, Duke Energy acquired 100 percent of Cinergy’s outstanding stock for 1.56 shares of Duke Energy common stock per outstanding share of Cinergy common stock. This conversion resulted in the issuance of approximately 313 million shares of Duke Energy common stock. See Note 1 for additional information.

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

During the three months ended June 30, 2007 and March 31, 2006, Duke Energy Ohio paid dividends to its parent, Cinergy, of $135 million and $102 million, respectively.

Preferred Stock. In March 2006, Duke Energy Ohio redeemed all outstanding shares of its $16.98 million notional amount 4% Cumulative Preferred Stock and its $3.5 million notional amount 4.75% Cumulative Preferred Stock at a price of $108 per share and $101 per share, respectively, plus accrued and unpaid dividends.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

5. Inventory

Inventory consists primarily of coal held for electric generation; materials and supplies; and natural gas held in storage for transmission and sales commitments. Inventory is recorded at the lower of cost or market value, using the average cost method.

	Successor(a)
	June 30, 2007	December 31, 2006
	(in millions)
Gas held in storage	$60	$82
Fuel for use in electric generation	78	74
Materials and supplies	68	61

Total Inventory	$206	$217

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

6. Debt and Credit Facilities

Duke Energy Ohio receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement, which allows Duke Energy Ohio to better manage its cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Ohio participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. As of June 30, 2007 and December 31, 2006, Duke Energy Ohio was in a payable position of $327 million and $274 million, respectively, classified within Notes payable and commercial paper in the accompanying Consolidated Balance Sheets. During the six months ended June 30, 2007, the $53 million change in the money pool is reflected as a cash inflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the three months ended June 30, 2006, the $24 million change in the money pool is reflected as a cash outflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the three months ended March 31, 2006, the $50 million change in the money pool is reflected as a cash inflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. Duke Energy Ohio (excluding Duke Energy Kentucky) has a borrowing sub limit of $500 million and Duke Energy Kentucky has a borrowing sub limit of $100 million under the master credit facility. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facility.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy, Duke Energy Ohio and Duke Energy Kentucky to not exceed 65%. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2007, Duke Energy and Duke Energy Ohio were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

As of June 30, 2007 and December 31, 2006, approximately $96 million of certain pollution control bonds, which are short-term obligations by nature, are classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis.

7. Employee Benefit Obligations

Duke Energy Ohio participates in pension and other postretirement benefit plans sponsored by Cinergy. Cinergy’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements. Funding for

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plans’ assets consist of investments in equity and debt securities. In addition, Cinergy sponsors non-qualified pension plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Cinergy also provides certain health care and life insurance benefits to retired employees and their eligible dependents. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments.

During the six months ended June 30, 2007, Duke Energy made qualified pension benefit contributions of $350 million to the legacy Cinergy qualified pension benefit plans, of which, approximately $83 million represents contributions made by Duke Energy Ohio. There were no qualified pension benefit contributions for the three months ended June 30, 2006 or March 31, 2006. Duke Energy does not anticipate making any additional contributions to its legacy Cinergy qualified pension benefit plans during the remainder of 2007.

Duke Energy Ohio’s net periodic benefit costs as allocated by Cinergy were as follows:

	Successor(a)			Predecessor(a)
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006
	(in millions)
Qualified Pension Benefits(b)	$3	$7	$5	$6
Other Postretirement(c)	$3	$5	$3	$3

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	These amounts exclude approximately $3 million and $7 million for the three and six months ended June 30, 2007, respectively, and approximately $2 million for the three months ended June 30, 2006, of regulatory asset amortization resulting from purchase accounting.
(c)	These amounts exclude approximately $1 million and $2 million for the three and six months ended June 30, 2007, respectively, and approximately $2 million for the three months ended June 30, 2006, of regulatory asset amortization resulting from purchase accounting.

Upon consummation of the merger with Duke Energy, all defined benefit plan obligations were remeasured. Cinergy updated the assumptions used to determine their accrued benefit obligations and prospective net periodic benefit cost to be allocated to Duke Energy Ohio.

See Note 15 for a discussion of the effect of adoption of SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of Financial Accounting Standards Board (FASB) Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). Also, refer to Note 14 for a discussion of the amounts in the Consolidated Balance Sheets related to allocated accrued pension and other postretirement benefit obligations from Cinergy.

8. Goodwill and Intangibles

As discussed in Note 2, in April 2006, Duke Energy and Cinergy consummated the merger, which resulted in Duke Energy Ohio recording goodwill of approximately $2.3 billion. The following table shows the components of goodwill at June 30, 2007 and December 31, 2006:

Carrying Amount of Goodwill

	Successor(a)
	Balance at December 31, 2006	Changes	Balance at June 30, 2007
	(in millions)
Business Segment:
Commercial Power	$1,200	$(6)	$1,194
Franchised Electric and Gas	1,148	(7)	1,141

Total Goodwill	$2,348	$(13)	$2,335

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The carrying amount and accumulated amortization of intangible assets as of June 30, 2007 and December 31, 2006 are as follows:

	Successor(a)
	June 30, 2007	December 31, 2006
	(in millions)
Emission allowances	$411	$495
Gas, coal, and power contracts	271	271
Other	9	9

Total gross carrying amount	691	775

Accumulated amortization—gas, coal, and power contracts	(64)	(40)
Accumulated amortization—other	(4)	(3)

Total accumulated amortization	(68)	(43)

Total intangible assets, net	$623	$732

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

The carrying value of emission allowances sold or consumed for Duke Energy Ohio were as follows:

Successor(a)			Predecessor(a)
Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006
(in millions)
$33	$100	$88	$36

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Amortization expense recorded for the three months ended June 30, 2006 and 2007, three months ended March 31, 2006 and the six months ended June 30, 2007 was as follows:

Successor(a)			Predecessor(a)
Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006
(in millions)
$13	$25	$15	$1

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

As of April 3, 2006, Duke Energy Ohio recorded an intangible liability in connection with the merger with Duke Energy amounting to approximately $113 million associated with the Market Based Standard Service Offer (MBSSO) in Ohio that will be recognized in earnings over the remaining regulatory period, which ends on December 31, 2008. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Duke Energy. The carrying amount of these liabilities as of June 30, 2007 and December 31, 2006 is as follows:

	Successor(a)
	June 30, 2007	December 31, 2006
	(in millions)
MBSSO	$89	$95
Other power sale contracts	31	39

Total intangible liabilities	$120	$134

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

During the three and six months ended June 30, 2007, Duke Energy Ohio amortized approximately $10 million and $14 million to income, respectively, related to these intangible liabilities. During the three months ended June 30, 2006, Duke Energy Ohio amortized approximately $4 million to income, related to these intangible liabilities. Intangible liabilities are classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

9. Discontinued Operations and Assets Held for Sale

In June 2006, Cinergy agreed to sell its commercial marketing and trading businesses, including certain of Duke Energy Ohio’s trading contracts, to Fortis, a Benelux-based financial services group. In October 2006, the sale was completed. Results of operations for these trading contracts have been reflected in Loss from Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations. In October 2006, in connection with this transaction, Duke Energy Ohio entered into a series of Total Return Swaps (TRS) with Fortis, which are accounted for as mark to market derivatives. The TRS offsets the net fair value of the contracts being sold to Fortis. The TRS will be cancelled for each underlying contract as each is transferred to Fortis. All economic and credit risk associated with the contracts has been transferred to Fortis as of the date of the sale through the TRS. As of June 30, 2007, approximately 98% of the contracts have been novated by Fortis. At June 30, 2007, contracts with a net fair value of approximately $12 million remain in Assets held for sale and represent contracts that have yet to be novated by Fortis.

The following table summarizes the results classified as Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

	Successor(a)
		Operating (Loss) Income
	Operating Revenues	Pre-tax Loss	Income Tax Benefit	Loss From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended June 30, 2006
Commercial Power	$(29)	$(31)	$(11)	$(20)

	Predecessor(a)
		Operating (Loss) Income
	Operating Revenues	Pre-tax Loss	Income Tax Benefit	Loss From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended March 31, 2006
Commercial Power	$9	$(3)	$(1)	$(2)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006.

	Successor(a)
	June 30, 2007	December 31, 2006
	(in millions)
Current assets	$12	$25
Investments and other assets	—	18

Total assets held for sale	$12	$43

Current liabilities	$12	$25
Deferred credits and other liabilities	—	18

Total liabilities associated with assets held for sale	$12	$43

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

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

The remainder of Duke Energy Ohio’s operations are presented as “Other.” While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 14).

Accounting policies for Duke Energy Ohio’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2006. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT).

On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes. Cash, cash equivalents, and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as unaffiliated revenues and expenses in the accompanying Consolidated Financial Statements.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Successor(b)
Three Months Ended June 30, 2007
Franchised Electric and Gas	$341	$—	$341	$50	$54
Commercial Power	422	—	422	67	41
Total reportable segments	763	—	763	117	95
Other	—	—	—	(21)	—
Interest expense	—	—	—	(22)	—
Interest income and other	—	—	—	7	—
Total consolidated	$763	$—	$763	$81	$95

Six Months Ended June 30, 2007
Franchised Electric and Gas	$911	$—	$911	$129	$107
Commercial Power	768	—	768	80	81
Total reportable segments	1,679	—	1,679	209	188
Other	—	—	—	(39)	—
Interest expense	—	—	—	(45)	—
Interest income and other	—	—	—	16	—
Total consolidated	$1,679	$—	$1,679	$141	$188

Three Months Ended June 30, 2006
Franchised Electric and Gas	$297	$—	$297	$20	$51
Commercial Power	399	1	400	36	42
Total reportable segments	696	1	697	56	93
Other	—	—	—	(13)	—
Eliminations	—	(1)	(1)	—	—
Interest expense	—	—	—	(28)	—
Interest income and other	—	—	—	5	—
Total consolidated	$696	$—	$696	$20	$93

Predecessor(b)
Three Months Ended March 31, 2006
Franchised Electric and Gas	$542	$—	$542	$80	$50
Commercial Power	421	1	422	166	18
Total reportable segments	963	1	964	246	68
Other	—	—	—	(39)	—
Eliminations	—	(1)	(1)	—	—
Interest expense	—	—	—	(30)	—
Interest income and other	—	—	—	9	—
Total consolidated	$963	$—	$963	$186	$68

(a)	Segment results exclude results of discontinued operations.
(b)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	Successor(a)
	June 30, 2007	December 31, 2006
	(in millions)
Franchised Electric and Gas	$5,447	$5,381
Commercial Power	6,064	6,349

Total reportable segments/consolidated assets	$11,511	$11,730

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

11. Risk Management Instruments

The following table shows the carrying value of Duke Energy Ohio’s derivative portfolio as of June 30, 2007, and December 31, 2006.

Derivative Portfolio Carrying Value

	Successor(a)
	June 30, 2007	December 31, 2006
	(in millions)
Hedging	$(2)	$(2)
Undesignated	—	8

Total	$(2)	$6

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets, excluding approximately $12 million of derivative assets and $12 million of derivative liabilities which were transferred to assets and liabilities held for sale. See Note 9 for additional information.

The $8 million decrease in the undesignated derivative portfolio fair value is due primarily to unrealized mark-to-market losses within Commercial Power, primarily as a result of higher power prices. This was partially offset by unrealized mark-to-market gains on coal derivatives within Commercial Power.

Credit Risk. Included in Other Current Assets in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 are collateral assets of approximately $32 million and $58 million, respectively, which represent cash collateral posted by Duke Energy Ohio with third parties. Included in Other Current Liabilities in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 are collateral liabilities of approximately $4 million and $27 million, respectively, which represent cash collateral, posted by third parties to Duke Energy Ohio. This decrease in cash collateral posted by third parties to Duke Energy Ohio is primarily due the sale of the commercial marketing and trading business to Fortis in 2006.

12. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO, and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices (ii) a reduction of approximately $21 million to its gas and

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

electric consumers in Ohio for one year, with both credits beginning January 1, 2006. As of March 31, 2007, Duke Energy Ohio had completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million and $16 million of the rate reduction was passed through to customers during the six months ended June 30, 2007 and the three months ended June 30, 2006, respectively.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately less than $1 million and $1 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007, respectively. During the three months ended June 30, 2006, $1 million was returned to customers on this rate credit.

•	The FERC approved the merger without conditions.

Rate Related Information. The KPSC approves rates for retail electric and gas sales within the state of Kentucky. The PUCO approves rates and market prices for retail electric and gas sales within Ohio. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a Rate Stabilization Plan (RSP), a MBSSO approved by the PUCO in November 2004. In March 2005, the Office of the Ohio Consumers’ Counsel (OCC) appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio and the Court issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded to the PUCO on two issues. The Court ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order. Such confidential commercial agreements are relatively common in the jurisdiction and the PUCO has not allowed production of such agreements in past cases in which the PUCO was presented with a settlement agreement on the basis that they are irrelevant. A hearing on remand has concluded and Duke Energy Ohio expects a Commission Order before the end of the year.

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

Duke Energy Ohio’s MBSSO includes a fuel clause reserve capacity (System Reliability Tracker or SRT) and an Annually Adjusted Component (AAC) to recover changes in environmental, tax and homeland security costs which are audited annually by the PUCO. In April 2007 Duke Energy Ohio entered a settlement resolving all open issues identified in the 2006 audits and application to amend the 2007 AAC market price with some, but not all, of the parties. The PUCO held a hearing regarding the settlement. A PUCO decision is expected before the end of the year. Duke Energy Ohio cannot predict an outcome of these cases; however, Duke Energy Ohio does not expect the agreement to have a material impact on its consolidated results of operations, cash flows or financial position.

In July 2007, the PUCO approved Duke Energy Ohio’s application to establish energy efficiency programs. The programs consist of gas and electric programs for residential and commercial customers. Duke Energy Ohio will recover its investments in the energy efficiency programs, including shared savings and lost revenues, through a Demand Side Management Rider. With PUCO approval, Duke Energy Ohio may implement additional programs. Large non-residential customers may opt out of the program. Duke Energy Ohio’s energy efficiency programs are expected to decrease the need for fuel while providing savings for both customers and the Company.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio seeks an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requests approval to continue tracker recovery costs associated with an accelerated gas main replacement program.

Duke Energy Kentucky Electric Rate Case. In May 2006, Duke Energy Kentucky filed an application for an increase in its base electric rates of approximately $67 million in revenue, or approximately 28 percent, to be effective in January 2007 pursuant to the KPSC’s 2003 Order approving the transfer of 1,100 MW of generating assets from Duke Energy Ohio to Duke Energy Kentucky. In the fourth quarter of 2006, the KPSC approved the settlement agreement resolving all the issues raised in the proceeding. Among other things, the settlement agreement provided for a $49 million increase in Duke Energy Kentucky’s base electric rates and reinstitution of the fuel cost recovery mechanism, which had been frozen since 2001. The settlement agreement also provided for Duke Energy Kentucky to obtain KPSC approval for a back-up power supply plan. In January 2007, Duke Energy Kentucky filed a back-up power supply plan with the KPSC.

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

In August 2007 the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, and the annual rate adjustments under the tracking mechanism. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Duke Energy Kentucky intends to appeal these cases to the Kentucky Court of Appeals. At this time, Duke Energy Kentucky cannot predict the outcome of this litigation.

Other. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released an expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of $35 million. As part of the rate case filed in July 2007, Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program; however, at this time, Duke Energy Ohio cannot predict the outcome or the impact of the statewide Ohio investigation.

FERC To Issue Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Ohio does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

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

(Unaudited)

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

Clean Water Act. The U.S. Environmental Protection Agency’s (EPA’s) final Clean Water Act Section 316(b) rule became effective July 9, 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three of six coal-fired generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Ohio is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

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

Extended Environmental Activities and Accruals. Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $8 million as of June 30, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management believes that completion or resolution of these matters will have no material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek (1) injunctive relief to require installation of pollution control technology on various allegedly violating generating units and, (2) unspecified civil penalties in amounts of up to $27,500 per day for each violation.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Two of Duke Energy Ohio’s plants have been subject to these allegations. Duke Energy Ohio asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA at Duke Energy Ohio’s W.C. Beckjord and Miami Fort Stations. The lawsuit alleges that Duke Energy Ohio violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment NSR and Ohio’s State Implementation Plan (SIP) permits for 8 projects undertaken at those plants. Additionally, the suit claims that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at Duke Energy Ohio’s W.C. Beckjord Station. Three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law that 6 of the 8 projects undertaken at the Duke Energy Ohio plants do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of EPA’s interpretation of the applicable regulations. The defendants have filed motions for reconsideration of the trial court’s rulings. A jury trial has been set to commence on May 5, 2008.

In March 2000, the United States also filed suit in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and Duke Energy Ohio. This suit is being defended by CSP (the CSP case). A trial on liability issues was conducted in July 2005. No decision on liability has been rendered; however, the Court has scheduled a trial on remedy issues to commence on October 9, 2007. Prior to the trial on liability, the court ruled that the plaintiffs cannot seek monetary damages for alleged violations that occurred prior to November 3, 1994; however, they are entitled to seek injunctive relief for such alleged violations.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Zimmer Generating Station (Zimmer Station) Lawsuit. In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to Duke Energy Ohio’s Zimmer Station, brought a purported class action in the United States District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against Duke Energy Ohio for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated. On December 28, 2006, the District Court certified this case as a class action. Discovery in the case continues. At this time, Duke Energy Ohio cannot predict whether the outcome of this matter will have a material impact on its consolidated financial position, cash flows or results of operations. Duke Energy Ohio intends to defend this lawsuit vigorously in court.

Ontario, Canada Lawsuit. Duke Energy Ohio understands that a class action lawsuit was filed in Superior Court in Ontario, Canada on July 3, 2005 against Duke Energy Ohio and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. Duke Energy Ohio understands that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. Duke Energy Ohio has not yet been served in this lawsuit; however, if served, Duke Energy Ohio intends to defend this lawsuit vigorously in court. At this time, Duke Energy Ohio is not able to predict whether resolution of this matter would have a material effect on its consolidated financial position, cash flows or results of operations.

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

Asbestos-related Injuries and Damages Claims. Duke Energy Ohio has also been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Ohio’s financial position, cash flows, or results of operations of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio’s generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

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

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of June 30, 2007 and December 31, 2006, Duke Energy Ohio has recorded immaterial reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

14. Related Party Transactions

Duke Energy Ohio engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006 are as follows:

	Successor(a)
	June 30, 2007	December 31, 2006
	(in millions)
Current assets(b)	$43	$51
Non-current assets(c)	$—	$1
Current liabilities(d)	$(182)	$(196)
Net deferred tax liabilities(e)	$(1,409)	$(1,417)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Of the balance at June 30, 2007, approximately $35 million is classified as Receivables and $8 million is classified as Other current assets on the Consolidated Balance Sheets. The balance at December 31, 2006 is classified as Receivables on the Consolidated Balance Sheets.
(c)	The balance at December 31, 2006 is classified as Other non-current assets on the Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2007, approximately ($170) million is classified as Accounts payable and ($12) is classified as Taxes accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($95) million is classified as Accounts payable and ($101) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(e)	Of the balance at June 30, 2007, approximately ($1,408) million is classified as Deferred income taxes, ($18) million is classified as Investment tax credit and $17 million is classified as Other current assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($1,417) million is classified as Deferred income taxes, ($19) million is classified as Investment tax credit and $19 million is classified as Other current assets on the Consolidated Balance Sheets.

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

The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Ohio, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations for the three and six months ended June 30, 2007, three months ended June 30, 2006 and three months ended March 31, 2006 were as follows:

	Successor(a)			Predecessor(a)
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006
	(in millions)
Corporate governance and shared services expenses	$60	$116	$98	$112

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

See Note 7 for detail on expense amounts allocated from Cinergy to Duke Energy Ohio related to Duke Energy Ohio’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and health care and insurance benefits. Additionally, Duke Energy Ohio has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $334 million at June 30, 2007 and approximately $393 million at December 31, 2006. The above amounts have been classified on the Consolidated Balance Sheets as follows:

	Successor(a)
	June 30, 2007	December 31, 2006
	(in millions)
Other current liabilities	$9	$9
Accrued pension and other postretirement benefit costs	$320	$381
Other deferred credits and other liabilities	$5	$3

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Additionally, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Ohio as Receivables in the Consolidated Balance Sheets and was approximately $90 million and $133 million as of June 30, 2007 and December 31, 2006, respectively.

During the second quarter of 2007 Duke Energy Ohio received a $29 million capital contribution from its parent, Duke Energy.

See Note 3 for a discussion of amounts paid to Duke Energy Ohio as a result of the agreement between Duke Energy and Duke Energy Ohio related to Duke Energy’s contribution of its ownership interests in five plants to Duke Energy Ohio. See Note 4 for a discussion of dividends Duke Energy Ohio paid to its parent, Cinergy.

Duke Energy Ohio participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of June 30, 2007 and December 31, 2006, Duke Energy Ohio was in a payable position of $327 million and $274 million, respectively, classified within Notes payable and commercial paper in the accompanying Consolidated Balance Sheets. See Note 6 for further discussion of the money pool arrangement.

15. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to June 30, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Ohio has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Ohio adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost of approximately $3 million for the three-month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, in the first quarter of 2007, the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates not related to net periodic benefit cost was required to be recognized, net of tax, as a separate adjustment of the opening balance of accumulated other comprehensive income (AOCI) and regulatory assets. This adjustment was not material. During the second quarter of 2007, Duke Energy Ohio completed these calculations. The finalization of these actuarial calculations resulted in a $2 million adjustment to AOCI and an immaterial adjustment to regulatory assets.

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

FASB Interpretation (FIN) 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (FIN 48). In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Ohio has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Ohio’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Ohio adopted FIN 48 effective January 1, 2007. See Note 16 for additional information.

FSP No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May, 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy Ohio’s adoption of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of June 30, 2007:

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

16. Income Taxes and Other Taxes

Prior to the merger of Cinergy and Duke Energy on April 3, 2006, the taxable income of Duke Energy Ohio was reflected in Cinergy’s U.S. federal and state income tax returns. After the merger, the taxable income of Duke Energy Ohio is reflected in Duke Energy’s U.S. federal and state income tax returns. As a result of Duke Energy’s merger with Cinergy, Duke Energy Ohio entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses or benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Ohio would incur if Duke Energy Ohio were a separate company filing its own tax return as a C-Corporation. The current tax sharing agreement Duke Energy Ohio has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Ohio and Cinergy prior to the merger.

On January 1, 2007, Duke Energy Ohio adopted FIN 48. The following table shows the impacts of adoption of FIN 48 on Duke Energy Ohio’s Consolidated Balance Sheets.

Increase/ (Decrease)
(in millions)
Assets
Goodwill	$4
Liabilities
Other Liabilities (non-current)(a)	$51
Interest Accrued (current)	(11)
Deferred Income Taxes	(36)

Total	$4

Common Stockholder’s Equity
Retained Earnings—Cumulative Effect of Accounting Change	$—

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, net of gain contingencies that were not recorded prior to the adoption of FIN 48.

The following table shows the accounting for the adoption of FIN 48 on January 1, 2007 and the increase/(decrease) in Duke Energy Ohio’s unrecognized tax benefits from January 1, 2007 to June 30, 2007.

	January 1, 2007	Changes in Balances	June 30, 2007
	(in millions)
Unrecognized Tax Benefits(a)	$63	$(23)	$40
Unrecognized Tax Benefits that, if recognized, would affect the effective tax rate	$—	$—	$—
Interest Payable/(Receivable)(b)	$6	$(9)	$(3)
Penalties Payable	$—	$—	$—

(a)	Decrease in the liability primarily related to a $16 million settlement offer and a $7 million settlement.
(b)	Reflects all interest related to income taxes. The decrease in the liability was recorded primarily as a reduction to goodwill.

It is reasonably possible that Duke Energy Ohio will reflect an approximate $28 million reduction in unrecognized tax benefits in the next twelve months due to expected settlements.

Duke Energy Ohio has the following tax years open.

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

Effective with the adoption of FIN 48, Duke Energy Ohio records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net in the Consolidated Statements of Operations.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The $25 million increase in income tax expense for the comparative three-month periods ended June 30, 2007 and 2006 is primarily due to the $61 million increase in consolidated income before income taxes.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as Operating Revenues in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2007, three months ended June 30, 2006 and three months ended March 31, 2006 were as follows:

	Successor(a)			Predecessor(a)
	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007	Three Months Ended June 30, 2006	Three Months Ended March 31, 2006
	(in millions)
Excise Taxes	$27	$66	$27	$38

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

17. Subsequent Events

For information on subsequent events related to regulatory matters, see Note 12.

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

Due to the impact of push-down accounting, the financial statements and certain note presentations separate Duke Energy Ohio, Inc.’s (Duke Energy Ohio) presentations into two distinct periods, the period before the consummation of the merger (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instructions (H)(2) of Form 10-Q.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Successor(a)
	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006	Increase (Decrease)
Operating revenues	$763	$696	$67
Operating expenses	668	650	18
(Losses) gains on sales of other assets and other, net	—	(5)	5

Operating income	95	41	54
Other income and expenses, net	8	7	1
Interest expense	22	28	(6)
Income tax expense from continuing operations	32	7	25
Loss from discontinued operations, net of tax	—	(20)	20

Net income (loss)	$49	$(7)	$56

(a)	See Note 1 to the Consolidated Financial Statements, “Basis of Presentation” for additional information on Predecessor and Successor reporting.

Net Income

The $56 million increase in Duke Energy Ohio’s Net income for the three months ended June 30, 2007 compared to the same period in 2006 was primarily due to the following factors:

Operating Revenues

The $67 million increase in Operating revenues was driven primarily by:

•	$30 million increase as a result of higher retail generation revenue primarily due to increase in fuel and purchased power rider compared to the same quarter of 2006,
•	$27 million increase in wholesale revenues from the Midwest gas-fired generation assets due primarily to higher generation volumes as a result of favorable weather in 2007 compared to 2006,
•	$20 million increase in retail demand resulting from favorable weather in 2007 compared to 2006,

PART I

•	$19 million increase in regulated fuel revenue due to increased volume and implementation of new fuel clause rates in Kentucky,
•	$7 million increase due to new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and
•	$8 million resulting from temporary rate reductions in 2006 associated with the regulatory approval of the Cinergy merger with Duke Energy.

Partially offset by:

•

$29 million net mark-to-market losses on non-qualifying power hedge contracts consisting of $5 million of net mark-to-market losses in 2007 as compared to net mark-to-market gains of $24 million in 2006, and

•	$19 million decrease in revenues from sales of fuel.

Operating Expenses

The $18 million increase in Operating expenses was driven primarily by:

•	$38 million increase in fuel expense for the Midwest gas-fired generation assets primarily due to increased generation volumes as a result of favorable weather in 2007 as compared to 2006,
•	$10 million increase in maintenance expenses due to more generation plant outages in 2007 versus 2006,
•	$24 million increase in fuel and purchased power expense primarily resulting from the increase in load due to warmer weather compared to the same quarter of 2006, and
•	$7 million increase in property and other taxes mainly driven by increased property taxes due to capital additions.

Partially offset by:

•

$49 million decrease in mark-to-market on non-qualifying fuel hedge contracts as a result of $27 million of mark-to-market gains in 2007 as compared to mark-to-market losses of $22 million in 2006, and

•	$15 million decrease in expenses from sales of fuel.

(Losses) Gains on Sales of Other Assets and Other, net

The $5 million improvement in (Losses) gains on sales of other assets and other, net is primarily attributable to losses in the second quarter of 2006 of approximately $5 million related to sales of emissions allowances, as compared to negligible sales in the comparable period of 2007.

Operating Income

The increase in operating income resulted primarily from favorable weather conditions, mark-to-market gains on non-qualifying fuel hedge contracts, new rates for Duke Energy Kentucky and improved results from the Midwest gas-fired generation assets. These increases were partially offset by increased operating and maintenance expenses due primarily to plant outages in 2007.

Income Tax Expense from Continuing Operations

The $25 million increase in Income tax expense from continuing operations was due primarily to an increase in pre-tax income.

Loss From Discontinued Operations, Net of Tax

The Loss from discontinued operations, net of tax for 2006 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with the June 2006 announcement to sell certain of Duke Energy Ohio’s contracts to Fortis Bank S.A./N.V., a Benelux-based financial services group.

PART I

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Successor(a)	Predecessor(a)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Increase (Decrease)
Operating revenues	$916	$963	$(47)
Operating expenses	831	781	50
(Losses) gains on sales of other assets and other, net	(11)	26	(37)

Operating income	74	208	(134)
Other income and expenses, net	9	8	1
Interest expense	23	30	(7)
Income tax expense from continuing operations	23	68	(45)
Loss from discontinued operations, net of tax	—	(2)	2

Net income	$37	$116	$(79)

(a)	See Note 1 to the Consolidated Financial Statements, “Basis of Presentation” for additional information on Predecessor and Successor reporting.

Net Income

The 68 percent decrease in Duke Energy Ohio’s Net income for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to the following factors:

Operating Revenues

The $47 million decrease in Operating revenues was driven primarily by:

•	$88 million as a result of mark-to-market losses on non-qualifying power hedge contracts in 2007 of $45 million versus gains of $43 million in 2006, and
•

$28 million as a result of decreased volumes of physical coal sales due to expiration of contracts and the increased use of financial products to manage fuel costs which are reported net in operating expenses.

Partially offset by:

•	Approximately $40 million increase in generation revenues due to Duke Energy’s contribution of its five Midwest generating plants in the second quarter of 2006,
•	$24 million increase resulting from favorable weather in 2007 compared to 2006,
•	$7 million increase due to new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky, and
•	$4 million resulting from temporary rate reductions in 2006 associated with the regulatory approval of the Cinergy merger with Duke Energy.

Operating Expenses

The $50 million increase in Operating expenses was driven primarily by:

•	$55 million increase in operating expenses due to Duke Energy’s contribution of its five Midwest generating plants in the second quarter of 2006,
•

$30 million higher fuel and emission allowance consumption expense due to recognizing coal and emission allowances at fair value as of April 1, 2006 in conjunction with the Cinergy merger with Duke Energy,

•	$7 million increase in line maintenance expense as a result of ice storms in February 2007, and
•

$7 million of incremental amortization expense resulting from recognizing the unregulated generation facilities at fair value as of April 1, 2006 in conjunction with the Cinergy merger with Duke Energy.

PART I

Partially offset by:

•	$35 million related to $19 million of mark-to-market gains on non-qualifying fuel hedge contracts in 2007 versus losses of $16 million in 2006, and
•	$12 million related to 2006 costs for incentive and retention payments incurred as a result of the Duke Energy merger.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2007, see Note 12 to the Consolidated Financial Statements, “Regulatory Matters” and Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies”.

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

Item 4. Submission of Matters to a Vote of Security Holders

In lieu of an annual meeting of shareholders of Duke Energy Ohio, a resolution was duly adopted by unanimous written consent of Cinergy Corp., Duke Energy Ohio’s sole shareholder, effective March 14, 2007, electing the following members to the Board of Directors for one-year terms expiring in 2008:

•	David L. Hauser
•	James E. Rogers
•	James L. Turner

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number
10.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Ohio, Inc., July 5, 2007, File No. 1-1232, as Exhibit 10.1).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY OHIO, INC.

Date: August 14, 2007	/S/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: August 14, 2007	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller