Form 10-Q
period 2007-09-30
Duke Energy Ohio, Inc.
filed 2007-11-14
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007 Or

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

INDEX

DUKE ENERGY OHIO, INC.

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2007

Item		Page
PART I. FINANCIAL INFORMATION

1.	Financial Statements	3
	Unaudited Consolidated Statements of Operations for the Three Months Ended September 30, 2007 and 2006; March 31,2006; the Six months ended September 30, 2006 and Nine months Ended September 30, 2007	3
	Unaudited Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	4
	Unaudited Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2007; the Six Months Ended September 30, 2006 and the Three Months Ended March 31, 2006	6
	Unaudited Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Nine Months Ended September 30, 2007; the Six Months Ended September 30, 2006 and the Three Months Ended March 31, 2006	7
	Unaudited Notes to the Consolidated Financial Statements	8

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

4.	Controls and Procedures	34

PART II. OTHER INFORMATION

1.	Legal Proceedings	35

1A.	Risk Factors	35

6.	Exhibits	36

	Signatures	37

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Ohio, Inc.’s (Duke Energy Ohio) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Ohio operations, including the economic, operational and other effects of tornados, droughts and other natural phenomena;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1. Financial Statements.

	Successor				Predecessor
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006
Operating Revenues
Non-regulated electric and other	$613	$1,381	$470	$869	$421
Regulated electric	278	742	235	439	220
Regulated natural gas	64	511	71	164	322
Total operating revenues	955	2,634	776	1,472	963
Operating Expenses
Fuel used in electric generation and purchased power	359	844	299	548	196
Operation, maintenance and other	186	553	168	341	173
Natural gas purchased	25	317	31	82	232
Costs of fuel resold	7	39	29	58	44
Depreciation and amortization	107	295	94	187	68
Property and other taxes	60	195	56	111	68
Total operating expenses	744	2,243	677	1,327	781
(Losses) Gains on Sales of Other Assets and Other, net	(1)	(12)	(9)	(14)	26
Operating Income	210	379	90	131	208
Other Income and Expenses, net	5	22	6	13	8
Interest Expense	28	73	26	54	30
Income from Continuing Operations Before Income Taxes	187	328	70	90	186
Income Tax Expense from Continuing Operations	69	124	29	36	68
Income from Continuing Operations	118	204	41	54	118
Income (Loss) from Discontinued Operations, net of tax	—	—	19	(1)	(2)
Net Income	$118	$204	$60	$53	$116

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	Successor
	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$23	$45
Receivables (net of allowance for doubtful accounts of $3 at September 30, 2007 and $5 at December 31, 2006)	241	308
Inventory	232	217
Assets held for sale	5	25
Unrealized gains on mark-to-market and hedging transactions	18	54
Other	120	117
Total current assets	639	766
Investments and Other Assets
Restricted funds held in trust	10	30
Goodwill	2,337	2,348
Intangible assets	576	732
Unrealized gains on mark-to-market and hedging transactions	17	27
Assets held for sale	—	18
Other	26	21
Total investments and other assets	2,966	3,176
Property, Plant and Equipment
Cost	9,459	9,049
Less accumulated depreciation and amortization	2,092	1,914
Net property, plant and equipment	7,367	7,135
Regulatory Assets and Deferred Debits
Deferred debt expense	22	24
Regulatory assets related to income taxes	93	96
Other	451	533
Total regulatory assets and deferred debits	566	653
Total Assets	$11,538	$11,730

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	Successor
	September 30, 2007	December 31, 2006
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$327	$408
Notes payable and commercial paper	348	274
Taxes accrued	152	301
Interest accrued	29	27
Liabilities associated with assets held for sale	5	25
Current maturities of long-term debt	227	105
Unrealized losses on mark-to-market and hedging transactions	33	46
Other	78	99
Total current liabilities	1,199	1,285
Long-term Debt	1,658	1,776
Deferred Credits and Other Liabilities
Deferred income taxes	1,494	1,475
Investment tax credit	17	19
Accrued pension and other postretirement benefit costs	315	381
Regulatory liabilities	174	167
Unrealized losses on mark-to-market and hedging transactions	27	29
Liabilities associated with assets held for sale	—	18
Asset retirement obligations	43	41
Other	144	159
Total deferred credits and other liabilities	2,214	2,289
Commitments and Contingencies

Common Stockholder’s Equity
Common stock, $8.50 par value; 120,000,000 shares authorized and 89,663,086 shares outstanding at September 30, 2007 and December 31, 2006	762	762
Additional paid-in capital	5,576	5,601
Retained earnings	167	55
Accumulated other comprehensive loss	(38)	(38)
Total common stockholder’s equity	6,467	6,380
Total Liabilities and Common Stockholder’s Equity	$11,538	$11,730

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Successor		Predecessor
	Nine Months Ended September 30, 2007	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$204	$53	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295	187	68
Losses (gains) on sales of equity investments and other assets	12	14	(26)
Deferred income taxes	45	(95)	7
Regulatory asset/liability amortization	15	6	7
Accrued pension and other postretirement benefit costs	28	21	9
Contribution to company-sponsored pension and other postretirement benefit plans	(92)	(22)	—
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	31	(18)	(30)
Receivables	71	202	10
Inventory	(14)	(2)	56
Other current assets	(1)	45	68
Increase (decrease) in:
Accounts payable	(56)	(159)	(157)
Taxes accrued	(153)	108	50
Other current liabilities	(6)	(52)	(78)
Regulatory asset/liability deferrals	(20)	(9)	(1)
Other assets	126	112	17
Other liabilities	(46)	(28)	—
Net cash provided by operating activities	439	363	116
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(461)	(244)	(135)
Investment expenditures	(1)	—	—
Purchases of emission allowances	(14)	(133)	(162)
Sales of emission allowances	25	105	105
Withdrawal of restricted funds held in trust	21	—	8
Net cash used in investing activities	(430)	(272)	(184)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	6	77	141
Redemption of long-term debt	(5)	(78)	(1)
Redemption of preferred stock of subsidiaries	—	—	(21)
Notes payable and commercial paper	74	(56)	50
Dividends paid	(135)	—	(102)
Capital contribution from parent	29	—	—
Other	—	(2)	(1)
Net cash (used in) provided by financing activities	(31)	(59)	66
Net (decrease) increase in cash and cash equivalents	(22)	32	(2)
Cash and cash equivalents at beginning of period	45	8	10
Cash and cash equivalents at end of period	$23	$40	$8

Supplemental Disclosures
Significant non-cash transactions:
Purchase accounting adjustments	$(8)	$2,894	$—
Allowance for funds used during construction (AFUDC) – equity component	$3	$2	$1
Accrued capital expenditures	$13	$22	$—
Transfer of generating assets from Duke Energy	$—	$1,452	$—

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	SFAS No. 158 Adjustment	Total Common Stockholder’s Equity
Successor
Nine Months Ended September 30, 2007
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$—	$(2)	$6,380
Net income	—	—	204	—	—	—	204
Other comprehensive income
Cash flow hedges	—	—	—	1	—	—	1
Other	—	—	—	—	—	1	1

Total comprehensive income							206
Capital contribution from parent	—	29	—	—	—	—	29
Push-down accounting adjustments	—	(8)	—	—	—	—	(8)
Adoption of SFAS No. 158 – measurement date provision(c)	—	—	(3)	—	—	(2)	(5)
Common stock dividends	—	(46)	(89)	—	—	—	(135)
Balance at September 30, 2007	$762	$5,576	$167	$(35)	$—	$(3)	$6,467

Six Months Ended September 30, 2006
Balance at April 1, 2006	$762	$4,123	$—	$—	$—	$—	$4,885 (b)
Net income and total comprehensive income	—	—	53	—	—	—	53
Transfer of generating assets from Duke Energy(a)	—	1,452	—	(39)	—	—	1,413
Balance at September 30, 2006	$762	$5,575	$53	$(39)	$—	$—	$6,351

Predecessor
Three Months Ended March 31, 2006
Balance at December 31, 2005	$762	$603	$657	$(14)	$(33)	$—	$1,975
Net income	—	—	116	—	—	—	116
Other comprehensive income
Minimum pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedges	—	—	—	1	—	—	1

Total comprehensive income							118
Common stock dividends	—	—	(102)	—	—	—	(102)
Balance at March 31, 2006	$762	$603	$671	$(13)	$(32)	$—	$1,991 (b)

(a)	Includes $39 (net of tax benefit of $24) related to deferred losses on terminated cash flow hedges included in Accumulated Other Comprehensive Income (Loss).
(b)	Difference in equity balances at March 31, 2006 and April 1, 2006 is due to the application of push-down accounting reflecting Duke Energy's merger with Cinergy (see Notes 1 and 2 to the Consolidated Financial Statements).
(c)	Net of $2 tax benefit in 2007.

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

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Ohio and all majority-owned subsidiaries where Duke Energy Ohio has control. These Consolidated Financial Statements also reflect Duke Energy Ohio’s proportionate share of certain generation and transmission facilities.

Predecessor and Successor Reporting. In connection with the Duke Energy merger, Duke Energy acquired all of the outstanding common stock of Cinergy. The merger has been accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of the merger consummation date. Purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006 (see Note 2). Except for an adjustment related to pension and other postretirement benefit obligations, as mandated by Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the accompanying consolidated financial statements do not reflect any adjustments related to Duke Energy Ohio’s regulated operations that are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), which are comprised of Duke Energy Ohio’s regulated transmission and distribution operations and Duke Energy Kentucky. Under the rate setting and recovery provisions currently in place for these regulated operations which provide revenues derived from cost, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

Duke Energy Ohio’s Consolidated Statements of Operations subsequent to the merger include amortization expense relating to purchase accounting adjustments and depreciation of fixed assets based upon their fair values as of the merger date. Therefore, the Duke Energy Ohio financial data prior to the merger will not generally be comparable to its financial data subsequent to the merger. See Note 2 for additional information.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Ohio’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices, and other factors. These Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Ohio’s Form 10-K for the year ended December 31, 2006.

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

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when the service is provided. Unbilled revenues are estimated by applying an average revenue per kilowatt hour or per Mcf for all customer classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage pattern and customer mix. Unbilled revenues, which are recorded as Receivables in Duke Energy Ohio’s Consolidated Balance Sheets at September 30, 2007 and December 31, 2006 were approximately $105 million and $130 million, respectively.

Other Regulatory Assets and Deferred Debits. The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001 and ending December 2010. Accordingly, application of SFAS No. 71 was discontinued for the generation portion of Duke Energy Ohio’s business. Duke Energy Ohio has a RTC related regulatory asset balance of approximately $260 million and $331 million as of September 30, 2007 and December 31, 2006, respectively, which is classified in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

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

These pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of the transfer of the ownership interest in the five plants as discussed above. As part of this transaction, Duke Energy agreed to reimburse Duke Energy Ohio, on a quarterly basis, through April 2016 in the event of certain cash shortfalls related to the performance of the five plants. Based on the assessment of the performance of the five plants during the first, second and third quarters of 2007, Duke Energy Ohio did not incur any qualifying shortfalls related to the performance of the five plants and thus no cash reimbursement was required from Duke Energy. During the third quarter of 2006, Duke Energy reimbursed Duke Energy Ohio $1.9 million for certain cash shortfalls that occurred during the second quarter of 2006. However, as a result of the calculation pertaining to the third quarter 2006 performance of the five plants, the $1.9 million received by Duke Energy Ohio from Duke Energy was returned to Duke Energy during the fourth quarter of 2006. Duke Energy Ohio accounts for any payments from or return of payments to Duke Energy in Common Stockholder’s Equity as an adjustment to Additional paid-in capital.

Dispositions. For the three and nine months ended September 30, 2007 the sale of emission allowances resulted in approximately $1 million and $25 million, respectively, in proceeds and net pre-tax gains (losses) of less than $1 million and $(11) million, respectively, recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the three and six months ended September 30, 2006, the sale of emission allowances resulted in approximately $42 million and $105 million, respectively, in proceeds and net pre-tax losses of $9 million and $14 million, respectively, recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the three months ended March 31, 2006, the sale of emission allowances resulted in approximately $105 million in proceeds and net pre-tax gains of $26 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances. See Note 9 for dispositions related to discontinued operations.

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

During the nine months ended September 30, 2007 and the three months ended March 31, 2006, Duke Energy Ohio paid dividends to its parent, Cinergy, of $135 million and $102 million, respectively.

Preferred Stock. In March 2006, Duke Energy Ohio redeemed all outstanding shares of its $16.98 million notional amount 4% Cumulative Preferred Stock and its $3.5 million notional amount 4.75% Cumulative Preferred Stock at a price of $108 per share and $101 per share, respectively, plus accrued and unpaid dividends.

5. Inventory

Inventory consists primarily of coal held for electric generation; materials and supplies; and natural gas held in storage for transmission and sales commitments. Inventory is recorded primarily using the average cost method.

	Successor(a)
	September 30, 2007	December 31, 2006
	(in millions)
Gas held in storage	$87	$82
Fuel for use in electric generation	78	74
Materials and supplies	67	61

Total Inventory	$232	$217

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

6. Debt and Credit Facilities

Duke Energy Ohio receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement, which allows Duke Energy Ohio to better manage its cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Ohio participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. As of September 30, 2007 and December 31, 2006, Duke Energy Ohio was in a payable position of $348 million and $274 million, respectively, classified within Notes payable and commercial paper in the accompanying Consolidated Balance Sheets. During the nine months ended September 30, 2007, the $74 million change in the money pool is reflected as a cash inflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the six months ended September 30, 2006, the $40 million change in the money pool is reflected as a cash outflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the three months ended March 31, 2006, the $108 million change in the money pool is reflected as a cash inflow in Notes payable and commercial paper within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

In October 2007, Duke Energy Ohio had approximately $100 million of debt which matured and was repaid, principally from short-term borrowings and cash from operations.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

In October 2007, Duke Energy and certain of its subsidiaries filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, Duke Energy and certain of its subsidiaries, including Duke Energy Ohio, may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings.

Available Credit Facilities and Restrictive Debt Covenants. In June 2007, Duke Energy closed on the syndication of an amended and restated credit facility, replacing the existing credit facilities totaling $2.65 billion with a 5-year, $2.65 billion master credit facility. Duke Energy Ohio (excluding Duke Energy Kentucky) has a borrowing sub limit of $500 million and Duke Energy Kentucky has a borrowing sub limit of $100 million under the master credit facility. Concurrent with the syndication of the master credit facility, Duke Energy established a new $1.5 billion commercial paper program at Duke Energy and terminated Cinergy’s previously existing commercial paper program.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facility.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy, Duke Energy Ohio and Duke Energy Kentucky to not exceed 65%. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2007, Duke Energy and Duke Energy Ohio were in compliance with these covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

As of September 30, 2007 and December 31, 2006, approximately $96 million of certain pollution control bonds, which are short-term obligations by nature, are classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis.

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

Duke Energy’s policy is to fund amounts for its U.S. retirement plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. During the nine months ended September 30, 2007, Duke Energy made qualified pension benefit contributions of approximately $350 million to the legacy Cinergy qualified pension benefit plans, of which approximately $83 million represents contributions made by Duke Energy Ohio. During the nine months ended September 30, 2006, Duke Energy made qualified pension benefit contributions of approximately $124 million to the legacy Cinergy qualified pension benefit plans, of which approximately $22 million represents contributions made by Duke Energy Ohio. During the three and nine months ended September 30, 2007, Duke Energy contributed approximately $32 million to the legacy Cinergy other post-retirement plans, of which approximately $9 million represents contributions made by Duke Energy Ohio. Duke Energy does not anticipate making any additional contributions to its legacy Cinergy retirement plans during the remainder of 2007.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Duke Energy Ohio’s net periodic benefit costs as allocated by Cinergy were as follows:

	Successor(a)				Predecessor(a)
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006
	(in millions)
Qualified Pension Benefits(b)	$5	$12	$5	$10	$6
Other Postretirement(c)	$4	$9	$2	$5	$3

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	These amounts exclude approximately $(2) million and $5 million for the three and nine months ended September 30, 2007, respectively, and approximately $3 million and $5 million for the three months and six months ended September 30, 2006, respectively, of regulatory asset amortization resulting from purchase accounting.
(c)	These amounts exclude approximately zero and $2 million for the three and nine months ended September 30, 2007, respectively, and approximately zero and $1 million for the three months and six months ended September 30, 2006, respectively, of regulatory asset amortization resulting from purchase accounting.

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

8. Goodwill and Intangibles

As discussed in Note 2, in April 2006, Duke Energy and Cinergy consummated the merger, which resulted in Duke Energy Ohio recording goodwill of approximately $2.3 billion. The following table shows the components of goodwill at September 30, 2007 and December 31, 2006:

Carrying Amount of Goodwill

	Successor(a)
	Balance at December 31, 2006	Changes	Balance at September 30, 2007
	(in millions)
Business Segment:
Commercial Power	$1,200	$(5)	$1,195
Franchised Electric and Gas	1,148	(6)	1,142

Total Goodwill	$2,348	$(11)	$2,337

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The carrying amount and accumulated amortization of intangible assets as of September 30, 2007 and December 31, 2006 are as follows:

	Successor(a)
	September 30, 2007	December 31, 2006
	(in millions)
Emission allowances	$377	$495
Gas, coal, and power contracts	271	271
Other	9	9

Total gross carrying amount	657	775

Accumulated amortization—gas, coal, and power contracts	(77)	(40)
Accumulated amortization—other	(4)	(3)

Total accumulated amortization	(81)	(43)

Total intangible assets, net	$576	$732

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

The carrying value of emission allowances sold or consumed for Duke Energy Ohio were as follows:

Successor(a)				Predecessor(a)
Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006
(in millions)
$34	$134	$100	$188	$36

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Amortization expense recorded for Duke Energy Ohio was as follows:

Successor(a)				Predecessor(a)
Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006
(in millions)
$13	$38	$14	$28	$1

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

As of April 3, 2006, Duke Energy Ohio recorded an intangible liability in connection with the merger with Duke Energy amounting to approximately $113 million associated with the Market Based Standard Service Offer (MBSSO) in Ohio that will be recognized in earnings over the remaining regulatory period, which ends on December 31, 2008. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Duke Energy. The carrying amount of these liabilities as of September 30, 2007 and December 31, 2006 is as follows:

	Successor(a)
	September 30, 2007	December 31, 2006
	(in millions)
MBSSO	$78	$95
Other power sale contracts	27	39

Total intangible liabilities	$105	$134

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

During the three and nine months ended September 30, 2007, Duke Energy Ohio amortized approximately $15 million and $29 million to income, respectively, related to these intangible liabilities. During the three months and six months ended September 30, 2006, Duke Energy Ohio amortized approximately $31 million and $35 million, respectively, to income, related to these intangible liabilities. Intangible liabilities are classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

9. Discontinued Operations and Assets Held for Sale

In June 2006, Cinergy agreed to sell its commercial marketing and trading businesses, including certain of Duke Energy Ohio’s trading contracts, to Fortis, a Benelux-based financial services group. In October 2006, the sale was completed. Results of operations for these trading contracts have been reflected in Income (Loss) from Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations. In October 2006, in connection with this transaction, Duke Energy Ohio entered into a series of Total Return Swaps (TRS) with Fortis, which are accounted for as mark to market derivatives. The TRS offsets the net fair value of the contracts being sold to Fortis. The TRS will be cancelled for each underlying contract as each is transferred to Fortis. All economic and credit risk associated with the contracts has been transferred to Fortis as of the date of the sale through the TRS. As of September 30, 2007, substantially all of the contracts have been novated by Fortis. At September 30, 2007, contracts with a net fair value of approximately $5 million remain in Assets held for sale and represent contracts that have yet to be novated by Fortis.

The following table summarizes the results classified as Income (Loss) from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations.

	Successor(a)
		Operating Income
	Operating Revenues	Pre-tax Income	Income Tax Expense	Income (Loss) From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended September 30, 2006
Commercial Power	$35	$30	$11	$19

Six Months Ended September 30, 2006
Commercial Power	$6	$(1)	$—	$(1)

	Predecessor(a)
		Operating (Loss) Income
	Operating Revenues	Pre-tax Loss	Income Tax Benefit	Income (Loss) From Discontinued Operations, Net of Tax
	(in millions)
Three Months Ended March 31, 2006
Commercial Power	$9	$(3)	$(1)	$(2)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006.

	Successor(a)
	September 30, 2007	December 31, 2006
	(in millions)
Current assets	$5	$25
Investments and other assets	—	18

Total assets held for sale	$5	$43

Current liabilities	$5	$25
Deferred credits and other liabilities	—	18

Total liabilities associated with assets held for sale	$5	$43

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Successor(b)
Three Months Ended September 30, 2007
Franchised Electric and Gas	$344	$—	$344	$54	$65
Commercial Power	611	—	611	175	42
Total reportable segments	955	—	955	229	107
Other	—	—	—	(19)	—
Interest expense	—	—	—	(28)	—
Interest income and other	—	—	—	5	—
Total consolidated	$955	$—	$955	$187	$107

Nine Months Ended September 30, 2007
Franchised Electric and Gas	$1,255	$—	$1,255	$183	$172
Commercial Power	1,379	—	1,379	255	123
Total reportable segments	2,634	—	2,634	438	295
Other	—	—	—	(58)	—
Interest expense	—	—	—	(73)	—
Interest income and other	—	—	—	21	—
Total consolidated	$2,634	$—	$2,634	$328	$295

Three Months Ended September 30, 2006
Franchised Electric and Gas	$308	$—	$308	$47	$58
Commercial Power	468	—	468	67	36
Total reportable segments	776	—	776	114	94
Other	—	—	—	(23)	—
Interest expense	—	—	—	(26)	—
Interest income and other	—	—	—	5	—
Total consolidated	$776	$—	$776	$70	$94

Six Months Ended September 30, 2006
Franchised Electric and Gas	$605	$—	$605	$67	$109
Commercial Power	867	1	868	103	78
Total reportable segments	1,472	1	1,473	170	187
Other	—	—	—	(36)	—
Eliminations	—	(1)	(1)	—	—
Interest expense	—	—	—	(54)	—
Interest income and other	—	—	—	10	—
Total consolidated	$1,472	$—	$1,472	$90	$187

Predecessor(b)
Three Months Ended March 31, 2006
Franchised Electric and Gas	$542	$—	$542	$80	$50
Commercial Power	421	1	422	166	18
Total reportable segments	963	1	964	246	68
Other	—	—	—	(39)	—
Eliminations	—	(1)	(1)	—	—
Interest expense	—	—	—	(30)	—
Interest income and other	—	—	—	9	—
Total consolidated	$963	$—	$963	$186	$68

(a)	Segment results exclude results of discontinued operations.
(b)	See Note 1 for additional information on Predecessor and Successor reporting.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	Successor(a)
	September 30, 2007	December 31, 2006
	(in millions)
Franchised Electric and Gas	$5,444	$5,381
Commercial Power	6,094	6,349

Total reportable segments/consolidated assets	$11,538	$11,730

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

11. Risk Management Instruments

The following table shows the carrying value of Duke Energy Ohio’s derivative portfolio as of September 30, 2007, and December 31, 2006.

Derivative Portfolio Carrying Value

	Successor(a)
	September 30, 2007	December 31, 2006
	(in millions)
Hedging	$(20)	$(2)
Undesignated	(5)	8

Total	$(25)	$6

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets, excluding approximately $5 million of derivative assets and $5 million of derivative liabilities which were transferred to assets and liabilities held for sale. See Note 9 for additional information.

The $18 million decrease in the hedging portfolio fair value is due primarily to declines in the fair value of certain commodity cash flow hedges within Commercial Power.

The $13 million decrease in the undesignated derivative portfolio fair value is due primarily to unrealized mark-to-market losses within Commercial Power, primarily as a result of higher power prices. This was partially offset by unrealized mark-to-market gains on coal derivatives within Commercial Power.

12. Regulatory Matters

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO, and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. As of March 31, 2007, Duke Energy Ohio

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

had completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million of these rate reduction were passed through to customers during 2007. Approximately $10 million and $26 million of these rate reduction were passed through to customers during three and six months ended September 30, 2006, respectively.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $1 million and $2 million of the rate reduction was passed through to customers during the three and nine months ended September 30, 2007, respectively. Approximately $1 million was passed through to customers during the three and six months ended September 30, 2006, respectively.

•	The FERC approved the merger without conditions.

Rate Related Information. The KPSC approves rates for retail electric and gas sales within the Commonwealth of Kentucky. The PUCO approves rates and market prices for retail electric and gas sales within the state of Ohio. The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

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

In October 2007, the PUCO issued its ruling affirming the MBSSO, with certain modifications, and maintained the current price. The ruling provides for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also rescinds the requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and required Duke Energy Ohio to retain ownership for the remainder of the RSP period. Duke Energy Ohio has not decided whether to seek a rehearing of the PUCO’s ruling. The Order also discusses the termination of the RTC at the end of 2008. Duke Energy Ohio will seek further confirmation from the PUCO that the RTC termination in 2008 pertains only to residential customers pursuant to a 2004 order of the PUCO.

In August 2006, Duke Energy Ohio filed an application with the PUCO to amend its MBSSO through 2010. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. The application is pending and Duke Energy Ohio cannot predict the outcome of this proceeding.

Duke Energy Ohio’s MBSSO includes a fuel clause, reserve capacity (System Reliability Tracker or SRT) and an Annually Adjusted Component (AAC) to recover changes in environmental, tax and homeland security costs which are audited annually by the PUCO. In April 2007 Duke Energy Ohio entered into a settlement resolving all open issues identified in the 2006 audits and application to amend the 2007 AAC market price with some, but not all, of the parties. The PUCO held a hearing regarding the settlement. A PUCO decision is expected before the end of 2007. Duke Energy Ohio cannot predict an outcome of these proceedings; however, Duke Energy Ohio does not expect the settlement agreement to have a material impact on its consolidated results of operations, cash flows or financial position.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio seeks an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requests approval to continue tracker recovery costs associated with an accelerated gas main replacement program. The PUCO accepted the application for filing in September 2007.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the requested increase was attributable to recovery of the current cost of the accelerated main replacement program in base rates. In December 2005, the KPSC approved an annual rate increase of $8 million and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs.

In August 2007 the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, and any other annual rate adjustments under the tracking mechanism. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Duke Energy Kentucky and the KPSC have appealed these cases to the Kentucky Court of Appeals and continues to utilize tracking mechanisms in its billed rates to customers. At this time, Duke Energy Kentucky cannot predict the outcome of these proceedings.

Energy Efficiency. On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/ Energy Efficiency Program (DSM Program). The DSM Program consists of ten residential and two commercial programs. Implementation of the programs has begun. The programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The programs costs will be recovered through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO.

New Legislation. On September 25, 2007, at the request of the Governor of Ohio, the Ohio Senate introduce a bill (“SB 221”) that proposes a comprehensive change to Ohio’s 1999 electric energy industry restructuring legislation. If enacted, SB 221 would expand the PUCO’s authority over generation to: implement the state’s revised energy policy; regulate electric distribution utility prices for standard service; and permit the PUCO to implement rules for advanced energy portfolio and energy efficiency standards, greenhouse gas emission reporting requirements, and pilot project carbon sequestration activities in conjunction with other state agencies. Under SB 221, electric distribution utilities have the ability to apply for PUCO approval of one of two generation pricing alternatives – a market option, or an Electric Security Plan (ESP) option. The market option is based upon a competitive bidding process. The ESP option will allow for the recovery of specified costs. The PUCO, however, would have authority to disallow the market option and compel the ESP option. SB 221, if enacted, would limit the ability of a utility to transfer its dedicated generating assets to an EWG absent PUCO approval. SB 221 passed the Ohio Senate on October 31, 2007, and is currently pending before the Ohio House.

Other. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released an expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program; however, at this time, Duke Energy Ohio cannot predict the outcome or the impact of the statewide Ohio investigation.

In December 2005, the PUCO initiated an investigation into implementing certain provisions of the Energy Policy Act of 2005, including whether to adopt a statewide standard for implementing smart metering. After an investigation, the PUCO issued a March 2007 order requiring all electric utilities to offer tariffs to all customer classes which are differentiated, at a minimum, based on on-peak and off-peak wholesale price periods. The PUCO noted that time-of-use meters should be available for customers subscribing to these tariffs. The order instructed PUCO Staff to conduct workshop meetings to study the costs/benefits of deploying smart metering. These workshop meetings are in progress. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

FERC Issues Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 mandatory reliability standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC will consider the remaining 24 proposed standards for approval once the necessary criteria and procedures are submitted. In the interim, compliance with these 24 standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Ohio does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

13. Commitments and Contingencies

Environmental

Duke Energy Ohio is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Ohio.

Remediation activities. Duke Energy Ohio and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Ohio operations, sites formerly owned or used by Duke Energy Ohio entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Ohio or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Ohio may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Duke Energy Ohio believes that completion or resolution of these matters will have no material adverse effect on its consolidated results of operations, cash flows or financial position.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three of six coal-fired generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Ohio is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

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

Duke Energy Ohio currently estimates that it will spend approximately $325 million between 2007 and 2011 to comply with Phase 1 of CAMR and CAIR at plants that Duke Energy Ohio owns or partially owns but does not operate. Duke Energy Ohio currently estimates that it will not incur any significant costs for complying with Phase 2 of CAIR and is currently unable to estimate the cost of complying with Phase 2 of CAMR. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP (see Note 12).

Manufactured Gas Plant (MGP) Sites. Duke Energy Ohio has performed site assessments on certain of its sites where MGP activities are believed to have occurred at some point in the past and have found no imminent risk to the environment. At this time, Duke Energy Ohio cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

Coal Combustion Product (CCP) Management. Duke Energy Ohio currently estimates that it will spend approximately $25 million over the period 2007-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $8 million as of September 30, 2007 and December 31, 2006, respectively. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Ohio believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Justice Department, acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units and, unspecified civil penalties in amounts of up to $27,500 per day for each violation. Two of Duke Energy Ohio’s plants have been subject to these allegations. Duke Energy Ohio asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

In March 2000, the United States also filed suit in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA regarding various generating stations, including a generating station operated by Columbus Southern Power Company (CSP) and jointly-owned by CSP, The Dayton Power and Light Company (DP&L), and Duke Energy Ohio. This suit is being defended by CSP (the CSP case). A trial on liability issues was conducted in July 2005. On October 9, 2007, CSP announced a settlement of its case. The settlement includes commitments by CSP to construct environmental equipment or otherwise to reduce emissions at certain plants and the payment of penalties and money to various environmental projects. Duke Energy Ohio does not expect the settlement to have a material impact on its consolidated results of operations, cash flows, or financial position.

In addition, Duke Energy Ohio has been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. This case is currently in discovery in front of the same judge who has the CSP case.

Other than the CSP case, it is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with these matters.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin, and the City of New York brought a lawsuit in the United States District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the United States District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral argument was held before the Second Circuit Court of Appeals on June 7, 2006. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

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

Ontario, Canada Lawsuit. Duke Energy Ohio understands that a class action lawsuit was filed in Superior Court in Ontario, Canada on July 3, 2005 against Duke Energy Ohio and approximately 20 other utility and power generation companies alleging various claims relating to environmental emissions from coal-fired power generation facilities in the United States and Canada and damages of approximately $50 billion, with continuing damages in the amount of approximately $4 billion annually. Duke Energy Ohio understands that the lawsuit also claims entitlement to punitive and exemplary damages in the amount of $1 billion. Duke Energy Ohio had not yet been served in this lawsuit by the deadline of July 3, 2007. However, if served, Duke Energy Ohio intends to defend this lawsuit vigorously in court. At this time, Duke Energy Ohio is not able to predict whether resolution of this matter would have a material effect on its consolidated financial position, cash flows or results of operations.

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Cinergy was served with this lawsuit. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their notice of appeal to the Fifth Circuit Court of Appeals. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Ohio has also been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Ohio’s results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio’s generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

Other Litigation and Legal Proceedings. Duke Energy Ohio and its subsidiaries are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Duke Energy Ohio believes that the final disposition of these proceedings will not have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of September 30, 2007 and December 31, 2006, Duke Energy Ohio has recorded immaterial reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

14. Related Party Transactions

Duke Energy Ohio engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006 are as follows:

	Successor(a)(b)
	September 30, 2007	December 31, 2006
	(in millions)
Current assets(c)	$34	$51
Non-current assets(d)	$—	$1
Current liabilities(e)	$(98)	$(196)
Net deferred tax liabilities(f)	$(1,442)	$(1,417)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Balances exclude assets or liabilities associated with accrued pension and other postretirement benefits, Cinergy Receivables Company, LLC (Cinergy Receivables) and money pool arrangements as discussed below.
(c)	Of the balance at September 30, 2007, approximately $35 million is classified as Receivables and $(1) million is classified as Other current assets on the Consolidated Balance Sheets. The balance at December 31, 2006 is classified as Receivables on the Consolidated Balance Sheets.
(d)	The balance at December 31, 2006 is classified as Other non-current assets on the Consolidated Balance Sheets.
(e)	The balance at September 30, 2007 is classified as Accounts payable on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($95) million is classified as Accounts payable and ($101) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(f)	Of the balance at September 30, 2007, approximately ($1,455) million is classified as Deferred income taxes, ($17) million is classified as Investment tax credit and $30 million is classified as Other current assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($1,417) million is classified as Deferred income taxes, ($19) million is classified as Investment tax credit and $19 million is classified as Other current assets on the Consolidated Balance Sheets.

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

The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Ohio, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations were as follows:

	Successor(a)				Predecessor(a)
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006
	(in millions)
Corporate governance and shared services expenses	$67	$183	$77	$175	$112

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

See Note 7 for detail on expense amounts allocated from Cinergy to Duke Energy Ohio related to Duke Energy Ohio’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and postretirement health care and insurance benefits. Additionally, Duke Energy Ohio has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $327 million at September 30, 2007 and approximately $393 million at December 31, 2006. These amounts have been classified on the Consolidated Balance Sheets as follows:

	Successor(a)
	September 30, 2007	December 31, 2006
	(in millions)
Other current liabilities	$9	$9
Accrued pension and other postretirement benefit costs	$315	$381
Other deferred credits and other liabilities	$3	$3

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Additionally, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Ohio as Receivables in the Consolidated Balance Sheets and was approximately $118 million and $133 million as of September 30, 2007 and December 31, 2006, respectively.

During the second quarter of 2007 Duke Energy Ohio received a $29 million capital contribution from its parent, Cinergy.

See Note 3 for a discussion of amounts paid to Duke Energy Ohio as a result of the agreement between Duke Energy and Duke Energy Ohio related to Duke Energy’s contribution of its ownership interests in five plants to Duke Energy Ohio. See Note 4 for a discussion of dividends Duke Energy Ohio paid to its parent, Cinergy.

Duke Energy Ohio participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of September 30, 2007 and December 31, 2006, Duke Energy Ohio was in a payable position of $348 million and $274 million, respectively, classified within Notes payable and commercial paper in the accompanying Consolidated Balance Sheets. The expenses associated with money pool activity for Duke Energy Ohio, which are recorded in Interest Expense on the Consolidated Statements of Operations for the three and nine months ended September 30, 2007, were $4 million and $7 million, respectively. For the three and six months ended September 30, 2006 and three months ended March 31, 2006, money pool activity recorded in Interest Expense on the Consolidated Statements of Operations was $2 million, $4 million, and $2 million, respectively. See Note 6 for further discussion of the money pool arrangement.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

15. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to September 30, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). In February 2006, the FASB issued SFAS No. 155, which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140). SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for at fair value at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement (new basis) event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 was effective for Duke Energy Ohio for all financial instruments acquired, issued, or subject to remeasurement after January 1, 2007, and for certain hybrid financial instruments that had been bifurcated prior to the effective date, for which the effect is to be reported as a cumulative-effect adjustment to beginning retained earnings. The adoption of SFAS No. 155 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

SFAS No. 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 156). In March 2006, the FASB issued SFAS No. 156, which amends SFAS No. 140. SFAS No. 156 requires recognition of a servicing asset or liability when an entity enters into arrangements to service financial instruments in certain situations. Such servicing assets or servicing liabilities are required to be initially measured at fair value, if practicable. SFAS No. 156 also allows an entity to subsequently measure its servicing assets or servicing liabilities using either an amortization method or a fair value method. SFAS No. 156 was effective for Duke Energy Ohio as of January 1, 2007, and must be applied prospectively, except that where an entity elects to remeasure separately recognized existing arrangements and reclassify certain available-for-sale securities to trading securities, any effects must be reported as a cumulative-effect adjustment to retained earnings. The adoption of SFAS No. 156 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Ohio recognized the funded status of its defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $33 million (consisting of an increase in regulatory assets of $31 million and an increase in deferred tax assets of $2 million), an increase in total liabilities of approximately $35 million and a decrease in accumulated other comprehensive income (loss) (AOCI), net of tax, of approximately $2 million as of December 31, 2006.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Ohio has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Ohio adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost of approximately $3 million for the three-month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, in the first quarter of 2007, the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates not related to net periodic benefit cost was required to be recognized, net of tax, as a separate adjustment of the opening balance of AOCI and regulatory assets. This adjustment was not material. During the second quarter of 2007, Duke Energy Ohio completed these calculations. The finalization of these actuarial calculations resulted in a $2 million adjustment to AOCI and an immaterial adjustment to regulatory assets.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The adoption of SFAS No. 158 did not have a material impact on Duke Energy Ohio’s consolidated results of operations or cash flows.

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

SAB No. 108 was effective for Duke Energy Ohio’s year ending December 31, 2006. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii), under certain circumstances, recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Duke Energy Ohio has historically used a dual approach for quantifying identified financial statement misstatements. Therefore, the adoption of SAB No. 108 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

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

FASB Staff Position (FSP) No. FIN 48-1, Definition of “Settlement” in FASB Interpretation No. 48 (FSP No. FIN 48-1). In May, 2007, the FASB staff issued FSP No. FIN 48-1 which clarifies the conditions under FIN 48 that should be met for a tax position to be considered effectively settled with the taxing authority. Duke Energy Ohio’s adoption of FIN 48 as of January 1, 2007 was consistent with the guidance in this FSP.

FSP No. AUG AIR-1, “Accounting for Planned Major Maintenance Activities,” (FSP No. AUG AIR-1). In September 2006, the FASB Staff issued FSP No. AUG AIR-1. This FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities in annual and interim financial reporting periods, if no liability is required to be recorded for an asset retirement obligation based on a legal obligation for which the event obligating the entity has occurred. The FSP also requires disclosures regarding the method of accounting for planned major maintenance activities and the effects of implementing the FSP. The guidance in this FSP was effective for Duke Energy Ohio as of January 1, 2007. The adoption of FSP No. AUG AIR-1 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

Emerging Issues Task Force (EITF) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (EITF No. 06-3). In June 2006, the EITF reached a consensus on EITF No. 06-3 to address any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but are not limited to, sales, use, value added, and some excise taxes. For taxes within the issue’s scope, the consensus requires that entities present such taxes on either a gross (i.e., included in revenues and costs) or net (i.e., exclude from revenues) basis according to their accounting policies, which should be disclosed. If such taxes are reported gross and are significant, entities should disclose the amounts of those taxes. Disclosures may be made on an aggregate basis. The consensus was effective for Duke Energy Ohio beginning January 1, 2007. The adoption of EITF No. 06-3 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

EITF Issue No. 06-5, “Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4” (EITF No. 06-5). In June 2006, the EITF reached a consensus on the accounting for corporate-owned and bank-owned life insurance policies. EITF No. 06-5 requires that a policyholder consider the cash surrender value and any additional amounts to be

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

received under the contractual terms of the policy in determining the amount that could be realized under the insurance contract. Amounts that are recoverable by the policyholder at the discretion of the insurance company must be excluded from the amount that could be realized. Fixed amounts that are recoverable by the policyholder in future periods in excess of one year from the surrender of the policy must be recognized at their present value. EITF No. 06-5 was effective for Duke Energy Ohio as of January 1, 2007 and must be applied as a change in accounting principle through a cumulative-effect adjustment to retained earnings or other components of equity as of January 1, 2007. The adoption of EITF No. 06-5 did not have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of September 30, 2007:

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

Increase/ (Decrease)
(in millions)
Assets
Goodwill	$4
Liabilities
Other Liabilities (non-current)(a)	$51
Interest Accrued (current)	(11)
Deferred Income Taxes	(36)

Total	$4

Common Stockholder’s Equity
Retained Earnings – Cumulative Effect of Accounting Change	$—

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, net of gain contingencies that were not recorded prior to the adoption of FIN 48.

PART I

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(Unaudited)

The following table shows the accounting for the adoption of FIN 48 on January 1, 2007 and the increase/(decrease) in Duke Energy Ohio’s unrecognized tax benefits from January 1, 2007 to September 30, 2007.

	January 1, 2007	Changes in Balances	September 30, 2007
	(in millions)
Unrecognized Tax Benefits(a)	$63	$(16)	$47
Unrecognized Tax Benefits that, if recognized, would affect the effective tax rate	$—	$—	$—
Interest Payable/(Receivable)(b)	$6	$(3)	$3
Penalties Payable	$—	$—	$—

(a)	Decrease in the liability of $16 million is primarily related to an $18 million settlement offer and a $6 million settlement, partially offset by an $8 million increase primarily related to the timing of certain deductions taken on tax returns in prior years.
(b)	Reflects all interest related to income taxes. The decrease in the liability was recorded primarily as a reduction to goodwill.

It is reasonably possible that Duke Energy Ohio will reflect an approximate $25 million reduction in unrecognized tax benefits in the next twelve months due to expected settlements.

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

The $40 million increase in income tax expense from continuing operations for the comparative three-month periods ended September 30, 2007 and 2006 is primarily due to the $117 million increase in income from continuing operations before income taxes.

As of September 30, 2007 and December 31, 2006, approximately $33 million and $0 million, respectively, of deferred income taxes were included in Other within Current Assets in the Consolidated Balance Sheets. At September 30, 2007, this balance exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as Operating Revenues in the accompanying Consolidated Statements of Operations were as follows:

	Successor(a)				Predecessor(a)
	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended March 31, 2006
	(in millions)
Excise Taxes	$27	$93	$28	$55	$38

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

17. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters and commitments and contingencies, see Notes 6, 12 and 13, respectively.

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

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Successor(a)		Increase (Decrease)
	Six Months Ended September 30, 2007	Six Months Ended September 30, 2006
Operating revenues	$1,718	$1,472	$246
Operating expenses	1,412	1,327	85
(Losses) gains on sales of other assets and other, net	(1)	(14)	13

Operating income	305	131	174
Other income and expenses, net	13	13	—
Interest expense	50	54	(4)
Income tax expense from continuing operations	101	36	65
Income (Loss) from discontinued operations, net of tax	—	(1)	1

Net income	$167	$53	$114

(a)	See Note 1 to the Consolidated Financial Statements, “Basis of Presentation” for additional information on Predecessor and Successor reporting.

Net Income

The $114 million increase in Duke Energy Ohio’s Net income for the six months ended September 30, 2007 compared to the same period in 2006 was primarily due to the following factors:

Operating Revenues

The $ 246 million increase in Operating revenues was driven primarily by:

•

$118 million increase as a result of higher retail generation revenue principally related to the timing of collections on Commercial Power’s fuel and purchased power rider compared to the same period of 2006,

•

$86 million increase in wholesale revenues from the Midwest gas-fired generation assets due primarily to higher generation volumes as a result of favorable weather and higher tolling and capacity revenues in 2007 compared to 2006,

PART I

•	$41 million increase in retail demand resulting from favorable weather in 2007 compared to 2006,
•	$37 million increase in regulated fuel revenue due to increased volume and implementation of new fuel clause rates in Kentucky,
•	$17 million increase resulting from temporary rate reductions in 2006 associated with the regulatory approval of the Cinergy merger with Duke Energy, and
•	$13 million increase due to new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky, Inc.

Partially offset by:

•	$40 million decrease in revenues from sales of fuel, and
•

$39 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of $1 million of net mark-to-market gains in 2007 compared to net mark-to-market gains of $40 million in 2006.

Operating Expenses

The $85 million increase in Operating expenses was driven primarily by:

•	$82 million increase in fuel and operating expenses for the Midwest gas-fired generation assets primarily due to increased generation volumes in 2007 as compared to 2006,
•	$38 million increase in retail generation fuel and purchased power expense resulting primarily from the increase in sales volumes compared to the same period of 2006,
•	$15 million increase in maintenance expenses due to more generation plant outages in 2007 versus 2006,
•	$10 million increase in property and other taxes mainly driven by increased property taxes due to capital additions and increased revenue taxes due to increased revenues,
•	$10 million increase in regulatory amortization, and
•	$5 million increase in depreciation primarily due to new assets placed in service.

Partially offset by:

•

$48 million decrease in net mark-to-market expenses on non-qualifying fuel hedge contracts as a result of $25 million of net mark-to-market gains in 2007 as compared to net mark-to-market losses of $23 million in 2006, and

•	$39 million decrease in expenses from sales of fuel.

(Losses) Gains on Sales of Other Assets and Other, net

The improvement in (Losses) gains on sales of other assets and other, net is primarily attributable to losses in 2006 of approximately $14 million related to sales of emission allowances as compared to negligible sales in the comparable period of 2007.

Operating Income

The increase in Operating income resulted primarily from favorable weather conditions, timing of collection of non-regulated riders, elimination of merger rate credits, new electric rates for Duke Energy Kentucky and improved results from the Midwest gas-fired generation assets. These increases were partially offset by increased operating expenses.

Income Tax Expense from Continuing Operations

The $65 million increase in Income tax expense from continuing operations was due primarily to an increase in pre-tax income.

Income (Loss) From Discontinued Operations, Net of Tax

The Income (Loss) from discontinued operations, net of tax for 2006 is primarily related to the marketing and trading operations, which were classified as discontinued operations in connection with the June 2006 announcement to sell certain of Duke Energy Ohio’s contracts to Fortis Bank S.A./N.V., a Benelux-based financial services group.

PART I

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Successor(a)	Predecessor(a)	Increase (Decrease)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Operating revenues	$916	$963	$(47)
Operating expenses	831	781	50
(Losses) gains on sales of other assets and other, net	(11)	26	(37)

Operating income	74	208	(134)
Other income and expenses, net	9	8	1
Interest expense	23	30	(7)
Income tax expense from continuing operations	23	68	(45)
Income (Loss) from discontinued operations, net of tax	—	(2)	2

Net income	$37	$116	$(79)

(a)	See Note 1 to the Consolidated Financial Statements, “Basis of Presentation” for additional information on Predecessor and Successor reporting.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2007 and found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2007, see Note 12 to the Consolidated Financial Statements, “Regulatory Matters” and Note 13 to the Consolidated Financial Statements, “Commitments and Contingencies”.

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

DUKE ENERGY OHIO, INC.

Date: November 14, 2007	/S/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: November 14, 2007	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller