Form 10-K
period 2007-12-31
Duke Energy Ohio, Inc.
filed 2008-03-19
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The registrant meets the conditions set forth in General Instructions (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format. Part II Items 4 and 6 and Part III Items 10, 11, 12 and 13 have been omitted in accordance with Instruction (I)(2)(a) and (c).

All of the registrant’s common stock is indirectly owned by Duke Energy Corporation (File No. 1-32853), which files reports and proxy material pursuant to the Securities Exchange Act of 1934, as amended.

DUKE ENERGY OHIO, INC.

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2007

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Ohio, Inc.’s (Duke Energy Ohio) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Ohio’s operations, including the economic, operational and other effects of tornados, droughts and other natural phenomena;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I

Item 1. Business

GENERAL

Duke Energy Ohio, Inc. (Duke Energy Ohio), an Ohio corporation organized in 1837, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through Duke Energy Kentucky, Inc. (Duke Energy Kentucky) in nearby areas of Kentucky. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale and transportation of natural gas, and energy marketing. Duke Energy Ohio’s principal subsidiary is Duke Energy Kentucky, a Kentucky corporation organized in 1901. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity and the sale and transportation of natural gas in northern Kentucky. References herein to Duke Energy Ohio includes Duke Energy Ohio and subsidiaries.

In the second quarter of 2006, Duke Energy Corporation (Duke Energy) and Cinergy consummated a merger which combined the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States.

Duke Energy Ohio operates the following business segments: Franchised Electric and Gas and Commercial Power. Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. Each of these business units is considered to be a separate reportable segment under Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” For additional information regarding this segment, including financial information, see Note 4 to the Consolidated Financial Statements, “Business Segments.”

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

Commercial Power primarily consists of Duke Energy Ohio’s non-regulated generation in Ohio and certain other non-regulated generation assets discussed in Note 3 to the Consolidated Financial Statements, “Transfer of Generating Assets and Dispositions,” and the energy marketing and risk management activities associated with those assets.

The remainder of Duke Energy Ohio’s operations are presented as Other. While it is not considered a business segment, Other for Duke Energy Ohio includes certain allocated governance costs.

Duke Energy Ohio’s principal executive offices are located at 139 East Fourth Street, Cincinnati, Ohio 45202. The telephone number is 704-594-6200. Duke Energy Ohio electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Ohio files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Ohio, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

PART I

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

AFUDC	Allowance for Funds Used During Construction

APB	Accounting Principles Board

CC	Combined Cycle

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

CO2	Carbon Dioxide

CT	Combustion Turbine

DOE	Department of Energy

DOJ	Department of Justice

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FSP	Financial Accounting Standards Board Staff Position

FTC	United States Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

KPSC	Kentucky Public Service Commission

LIBOR	London Interbank Offered Rate

MBSSO	Market Based Standard Service Offer

Midwest ISO	Midwest Independent Transmission System Operator

MMBtu	Million British thermal units

MW	Megawatt

NOx	Nitrogen oxide

OCC	Office of the Ohio Consumers’ Counsel

PUCO	Public Utilities Commission of Ohio

RSP	Rate Stabilization Plan

RTC	Regulatory Transition Charges

SAB	Securities and Exchange Commission Staff Accounting Bulletin

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SO2	Sulfur dioxide

The following sections describe the business and operations of each of Duke Energy Ohio’s reportable business segments. (For financial information on Duke Energy’s business segments, see Note 4 to the Consolidated Financial Statements, “Business Segments.”)

PART I

FRANCHISED ELECTRIC AND GAS

Service Area and Customers

Franchised Electric and Gas generates, transmits, distributes and sells electricity. Franchised Electric and Gas also transports and sells natural gas. Its service area covers about 3,000 square miles with an estimated population of 2.1 million in southern Ohio and northern Kentucky. Franchised Electric and Gas supplies electric service to approximately 800,000 residential, commercial and industrial customers over approximately 19,500 miles of distribution lines and an approximate 2,500-mile transmission system in Ohio and Kentucky. Franchised Electric and Gas provides regulated transmission and distribution services for natural gas to approximately 500,000 customers via approximately 7,100 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines.

COMMERCIAL POWER

Service Area and Customers

Commercial Power owns, operates and manages non-regulated power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio and the five Midwestern gas-fired generation assets that were transferred from Duke Energy in 2006. Commercial Power’s assets are comprised of approximately 7,600 net megawatts (MW) of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle (CC) and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the Rate Stabilization Plan (RSP) through 2008. See Item 2. “Properties” for further discussion of the generating facilities and Note 5 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion of the RSP.

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

Except to the extent discussed in Note 5 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 17 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Ohio.

PART I

Item 1A. Risk Factors.

The risk factors discussed herein relate specifically to risks associated with Duke Energy Ohio.

Duke Energy Ohio’s franchised electric revenues, earnings and results are dependent on federal and state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit Duke Energy Ohio’s ability to recover costs.

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

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Ohio’s results of operations, cash flows or financial position and its utilities’ businesses.

Increased competition resulting from deregulation or restructuring efforts could have a significant adverse financial impact on Duke Energy Ohio and consequently on its results of operations, financial position, or cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Duke Energy Ohio cannot predict the extent and timing of entry by additional competitors into the electric markets. Duke Energy Ohio cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on its results of operations, cash flows or financial position.

Duke Energy Ohio may be unable to secure long-term power sales agreements or transmission agreements, which could expose Duke Energy Ohio’s sales to increased volatility.

In the future, Duke Energy Ohio may not be able to secure long-term power sales agreements for its unregulated power generation facilities. If Duke Energy Ohio is unable to secure these types of agreements, its sales volumes would be exposed to increased volatility. Without the benefit of long-term customer power purchase agreements, Duke Energy Ohio cannot assure that it will be able to operate profitably. The inability to secure these agreements could materially adversely affect Duke Energy Ohio’s results and business.

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

Duke Energy Ohio may also face competition from new competitors that have greater financial resources than Duke Energy Ohio does, seeking attractive opportunities to acquire or develop energy assets or energy trading operations both in the United States and abroad. These new competitors may include sophisticated financial institutions, some of which are already entering the energy trading and marketing sector, and international energy players, which may enter regulated or unregulated energy businesses. This competition in generation assets in non-regulated competitive markets may adversely affect Duke Energy Ohio’s ability to make investments or acquisitions.

Duke Energy Ohio operates under the RSP Market Based Standard Service Offer (MBSSO), which provides price certainty for generation in Ohio through December 31, 2008. Unfavorable resolution as to pricing once the RSP expires could have a materially adverse effect on Duke Energy Ohio’s results of operations, cash flows or financial position.

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

A downgrade below investment grade could also trigger termination clauses in some interest rate and foreign exchange derivative agreements, which would require cash payments. All of these events would likely reduce Duke Energy Ohio’s liquidity and profitability and could have a material adverse effect on its results of operations, cash flows or financial position.

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

Duke Energy Ohio’s ultimate parent, Duke Energy, maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude that entity from issuing commercial paper or letters of credit or borrowing under the revolving credit facility and could require other of Duke Energy Ohio’s affiliates to immediately pay down any outstanding drawn amounts under other revolving credit agreements.

Duke Energy Ohio is exposed to credit risk of counterparties with whom it does business.

Adverse economic conditions affecting, or financial difficulties of, counterparties with whom Duke Energy Ohio does business could impair the ability of these counterparties to pay for Duke Energy Ohio’s services or fulfill their contractual obligations, including loss recovery payments under insurance contracts or cause them to delay such payments or obligations. Duke Energy Ohio depends on these counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy Ohio’s cash flows, financial position or results of operations.

Poor investment performance of Cinergy’s pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy Ohio’s liquidity and results of operations.

Duke Energy Ohio participates in certain employee benefit plans sponsored by its parent, Cinergy. Duke Energy Ohio is allocated costs and obligations related to these plans. Cinergy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. While Cinergy complies with the minimum funding requirements as of December 31, 2007, Cinergy’s qualified pension plans had obligations which exceeded the value of plan assets by approximately $240 million. Without sustained growth in the pension investments over

PART I

time to increase the value of plan assets and depending upon the other factors impacting Cinergy’s costs as listed above, Duke Energy Ohio could be required to fund its parent’s plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy Ohio’s results of operations, cash flows or financial position.

Duke Energy Ohio is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase its cost of operations, and which may impact or limit its business plans, or expose it to environmental liabilities.

Duke Energy Ohio is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions (such as reducing nitrogen oxide, sulfur dioxide and mercury emissions or potential future control of greenhouse gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require Duke Energy Ohio to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Ohio takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Ohio may be required to shut down or alter the operation of its facilities, which may cause it to incur losses. Further, Duke Energy Ohio’s regulatory rate structure and its contracts with customers may not necessarily allow it to recover capital costs Duke Energy Ohio incurs to comply with new environmental regulations. Also, Duke Energy Ohio may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Ohio fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Energy Ohio’s facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Ohio’s cash flows, financial position or results of operations, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

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

Duke Energy Ohio is subject to numerous legal proceedings. Litigation is subject to many uncertainties and Duke Energy Ohio cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy Ohio is involved could require it to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on its cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy Ohio to change its business practices and procedures, which could also have a material effect on its results of operation, cash flows or financial position.

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

Factors that could impact sales volumes, generation of electricity and market prices at which Duke Energy Ohio is able to sell electricity are as follows:

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

•	transmission or transportation constraints or inefficiencies which impact Duke Energy Ohio’s non-regulated energy operations;
•

availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, or gas plants, and of energy-efficient equipment which reduces energy demand;

•	natural gas prices;
•	ability to procure satisfactory levels of fuel supplies and inventory, such as coal and natural gas;
•

electric generation capacity surpluses which cause Duke Energy Ohio’s non-regulated energy plants to generate and sell less electricity at lower prices and may cause some plants to become non-economical to operate;

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

Electric power generation is generally a seasonal business. In most parts of the United States and in markets in which Duke Energy Ohio operates, demand for electricity peaks during the hot summer months and demand for natural gas peaks during the cold winter months, with market prices also peaking during the hot summer months for electricity and cold winter months for natural gas. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Energy Ohio’s businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

FRANCHISED ELECTRIC AND GAS

As of December 31, 2007, Franchised Electric and Gas operated two coal-fired stations with a combined net capacity of 577 MW and one combustion turbine (CT) station with a net capacity of 500 MW. Franchised Electric and Gas also owns two underground storage caverns with a total storage capacity of approximately 16 million gallons of liquid propane. The stations and caverns are located in Ohio and Kentucky.

In addition, as of December 31, 2007, Duke Energy Ohio owned approximately 2,500 conductor miles of electric transmission lines, including 1,000 miles of 345 kilovolts, 700 miles of 100 to 161 kilovolts, and 800 miles of 13 to 69 kilovolts. Duke Energy Ohio also owned approximately 19,500 conductor miles of electric distribution lines, including 14,000 miles of overhead lines and 5,500 miles of underground lines, as of December 31, 2007 and approximately 7,100 miles of gas mains and service lines. As of December 31, 2007, the electric transmission and distribution systems had approximately 250 substations. In addition, Duke Energy Ohio has access to nine million gallons of liquid propane through a storage agreement with a third party. This liquid propane is used in the three propane/air peak

PART I

shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

Substantially all of Franchised Electric and Gas’ electric plant in service is mortgaged under the indenture related to Duke Energy Ohio’s various series of First and Refunding Mortgage Bonds.

COMMERCIAL POWER

As of December 31, 2007, Commercial Power jointly owns six coal-fired stations with a combined net capacity of 3,529 MW, of which Duke Energy Ohio operates three. Commercial Power also owns and operates five CT stations, one of which is jointly owned, with a combined net capacity of 1,544 MW and three CC stations with a combined net capacity of 2,480 MW. The stations are located in Ohio, Illinois, Indiana and Pennsylvania.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cinergy owns all of the common stock of Duke Energy Ohio. Duke Energy owns all of the common stock of Cinergy. Duke Energy Ohio anticipates making periodic dividends to provide funding support for Duke Energy’s dividend. During the year ended December 31, 2007, the three months ended March 31, 2006 and the year ended December 31, 2005, Duke Energy Ohio paid dividends to its parent, Cinergy, of $135 million, $102 million and $250 million, respectively. Duke Energy is a public registrant trading on the New York Stock Exchange under DUK.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2007, 2006 and 2005.

CINERGY MERGER WITH DUKE ENERGY

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

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Successor(a)
	Nine Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Increase (Decrease)
Operating revenues	$2,539	$2,261	$278
Operating expenses	2,133	2,067	66
Gains(losses) on sales of other assets and other, net	3	(28)	31

Operating income	409	166	243
Other income and expenses, net	23	17	6
Interest expense	77	81	(4)
Income tax expense from continuing operations	128	41	87
Loss from discontinued operations, net of tax	—	(6)	6

Net income	$227	$55	$172

(a)	See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for additional information on Predecessor and Successor reporting.

Net Income

The $172 million increase in Duke Energy’s Net income for the nine months ended December 31, 2007 compared to the same period in 2006 was primarily due to the following factors:

Operating Revenues

The $278 million increase in operating revenues was driven primarily by:

•

$153 million increase as a result of higher retail generation revenue principally related to the timing of collections on Commercial Power’s fuel and purchased power rider compared to the same period of 2006,

PART II

•

$135 million increase in wholesale revenues from the Midwest gas-fired generation assets due primarily to higher generation volumes as a result of favorable weather and higher tolling and capacity revenues in 2007 compared to 2006,

•	$36 million increase in retail demand resulting from favorable weather in 2007 compared to 2006,
•	$30 million increase in regulated fuel revenue due to increased volume and implementation of new fuel clause rates in Kentucky,
•	$26 million increase resulting from temporary rate reductions in 2006 associated with the regulatory approval of the Cinergy merger with Duke Energy, and
•	$20 million increase due to new electric base rates implemented in the first quarter of 2007 for Duke Energy Kentucky.

Partially offset by:

•

$61 million decrease in net mark-to-market revenues on non-qualifying hedge accounting power and capacity contracts , consisting of $7 million of net mark-to-market losses in 2007 as compared to net mark-to-market gains of $54 million in 2006, and

•	$59 million decrease in revenues from sales of fuel due to the expiration of contracts.

Operating Expenses

The $66 million increase in operating expenses was driven primarily by:

•

$92 million increase in fuel and operating expenses for wholesale generation mainly due to increased generation volumes for the Midwest gas-fired generation assets as a result of favorable weather in 2007 as compared to 2006,

•	$37 million increase in operation and maintenance expenses due to an increase in coal-fired generation plant outages in 2007 versus 2006,
•

$30 million increase in operation and maintenance expenses primarily due to higher wage and benefit costs, including adjustments to short-term incentive accruals, distribution line expenses and increased transmission expenses,

•	$23 million increase in fuel and purchased power expense resulting primarily from the increase in load due to warmer weather compared to the same period of 2006,
•	$14 million increase in regulatory amortization of regulatory transition charge due to increased electric revenues and a new demand side management rider in Ohio, and
•	$11 million increase in property and other taxes mainly driven by increased property taxes due to capital additions and increased revenue taxes due to increased revenues.

Partially offset by:

•

$95 million decrease in net mark-to-market expenses on non-qualifying hedge accounting fuel contracts as a result of $46 million of net mark-to-market gains in 2007 as compared to net mark-to-market losses of $49 million in 2006, and

•	$55 million decrease in expenses from sales of fuel due to the expiration of contracts.

Gains(losses) on Sales of Other Assets and Other, net

The improvement in Gains(losses) on sales of other assets and other, net is primarily attributable to $3 million of gains on sales of emission allowances in 2007 as compared $28 million of losses in the comparable period of 2006.

Operating Income

The increase in Operating income resulted primarily from favorable weather conditions, timing of collection of non-regulated riders, elimination of merger rate credits, new electric rates for Duke Energy Kentucky, mark-to-market results, sales of emission allowances and improved results from the Midwest gas-fired generation assets. These increases were partially offset by increased operating expenses related to increased generation outages and increased fuel costs due to the favorable weather conditions.

Income Tax Expense from Continuing Operations

The $87 million increase in income tax expense from continuing operations was due to an increase in pre-tax income.

PART II

Summary of Results (in millions)

	Successor(a)	Predecessor(a)	Increase (Decrease)
	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006
Operating revenues	$916	$963	$(47)
Operating expenses	831	781	50
(Losses) gains on sales of other assets and other, net	(11)	26	(37)

Operating income	74	208	(134)
Other income and expenses, net	9	8	1
Interest expense	23	30	(7)
Income tax expense from continuing operations	23	68	(45)
Loss from discontinued operations, net of tax	—	(2)	2

Net income	$37	$116	$(79)

(a)	See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” for additional information on Predecessor and Successor reporting.

Net Income

The 68 percent decrease in Duke Energy Ohio’s Net income for the three months ended March 31, 2007 compared to the same period in 2006 was primarily due to the following factors:

Operating Revenues

The $47 million decrease in Operating revenues was driven primarily by:

•	$88 million as a result of mark-to-market losses on non-qualifying hedge accounting power contracts in 2007 of $45 million versus gains of $43 million in 2006, and
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

Partially offset by:

•	$35 million related to $19 million of mark-to-market gains on non-qualifying hedge accounting fuel contracts in 2007 versus losses of $16 million in 2006, and
•	$12 million related to 2006 costs for incentive and retention payments incurred as a result of the Duke Energy merger.

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

Matters Impacting Future Duke Energy Ohio Results

Duke Energy Ohio’s current strategy is focused on maximizing the returns and cash flows from its current portfolio. Results for Duke Energy Ohio are sensitive to changes in power supply, power demand, fuel prices, and weather. Future results for Duke Energy Ohio are subject to volatility due to the over or under-collection of fuel and purchased power costs since Duke Energy Ohio’s RSP MBSSO is not subject to regulatory accounting pursuant to SFAS No. 71, “Accounting for Certain Types of Regulation” (SFAS No. 71). In addition, Duke Energy Ohio’s RSP expires on December 31, 2008. Duke Energy Ohio is currently working with the PUCO and the Ohio legislature to establish a rate structure beyond 2008. The outcome of the rate structure could impact the results of operations in future periods. Compared to 2006 and 2007, Duke Energy Ohio’s 2008 results will also be favorably impacted by the reduced impact of purchase accounting adjustments recorded in connection with the 2006 merger with Duke Energy. The outcome of the pending Duke Energy Ohio gas rate case could impact future results through the increase of base rates.

Other Matters

Duke Energy Ohio’s fixed charges coverage ratio, as calculated using SEC guidelines, was 3.8 times for the year ended December 31, 2007, 1.9 times for the nine months ended December 31, 2006, 6.2 times for the three months ended March 31, 2006 and 4.6 times for the year ended December 31, 2005.

Other Issues

Global Climate Change. A majority of the public and policymakers now believe that the earth’s climate is changing, caused in part by greenhouse gases emitted into the atmosphere from human activities. Although there is still much to learn about the causes and long-term effects of climate change, many advocate taking steps now to begin reducing emissions with the aim of stabilizing the atmospheric concentration of greenhouse gases at a level that avoids the potentially worst-case effects of climate change.

Greenhouse gas emissions are produced from a wide variety of human activities. The U.S. Environmental Protection Agency publishes an inventory of these emissions annually. CO2, an essential trace gas, is a by-product of fossil fuel combustion and currently accounts for about 85% of U.S. greenhouse gas emissions. Duke Energy Ohio currently accounts for about 0.30% of total U.S. CO2 emissions, and about 0.26% of total U.S. greenhouse gas emissions.

Duke Energy Ohio’s cost of complying with any federal greenhouse gas emissions law that may be enacted will depend on the design details of the program. The major design elements of a greenhouse gas cap-and-trade program that will most influence Duke Energy Ohio’s compliance costs include the required levels and timing of the cap, which will drive emission allowance prices, the emission sources covered under the cap, the number of allowances that Duke Energy Ohio is allocated on a year-to-year basis, the type of and effectiveness of the cost control mechanism employed by the program, and the availability and cost of technologies that Duke Energy Ohio can deploy to lower its emissions. Although it is likely that Congress will adopt some form of mandatory greenhouse gas emission reduction legislation in the future, the timing and specific requirements of any such legislation are highly uncertain, which means that potential future compliance costs for Duke Energy Ohio are also highly uncertain.

The 110th Congress is currently considering several potential U.S. policy responses to the climate change issue. In 2007, nearly a dozen bills were introduced in the Senate calling for mandatory limits on U.S. greenhouse gas emissions through use of a cap-and-trade program. The key differences in the bills are the sources whose emissions would be regulated, the rate at which emissions would be required to be reduced, the number of emission allowances that would be distributed at no cost to sources whose emissions would be regulated, and the method of protecting the economy from potentially high and unexpected program costs.

On December 5, 2007, the Senate Environment and Public Works Committee reported out S. 2191—America’s Climate Security Act of 2007—sponsored by Senators Joseph Lieberman of Connecticut and John Warner of Virginia. The bill, which now awaits Senate floor

PART II

action, proposes an economy-wide greenhouse gas reduction program to begin in 2012. Several bills have also been introduced in the House of Representatives but none has yet received subcommittee or committee approval. It is unlikely that legislation establishing a mandatory federal greenhouse gas emission reduction program will be enacted in 2008.

Duke Energy Ohio supports the enactment of federal greenhouse gas cap-and-trade legislation that would apply to all parts of the economy, including power generation, industrial and commercial sources, and motor vehicles. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops their growth and then transitions to a gradually declining emissions cap as new lower-and non-emitting technologies are developed and become ready for wide-scale deployment.

New technologies for reducing CO2 emissions from coal—chief among them carbon capture and sequestration—are not expected to be developed and ready for deployment by 2012 when the Lieberman-Warner legislation, if passed, would take effect. This would pose a challenge to Duke Energy Ohio’s ability to utilize all of its current coal-fired generating capacity if the legislation is enacted in its current form. This could challenge Duke Energy Ohio’s ability to meet the growing electricity demand of its customers at a reasonable cost. Duke Energy Ohio’s customer energy-efficiency initiative would help, but would not be enough. If the cap is too stringent in the early years of the program, Duke Energy Ohio’s compliance options could be limited to purchasing emission allowances and/or relying on existing natural gas generation to replace coal generation. Achieving a large fuel switch from coal to natural gas in less than four years is not practical and, on a national scale, is not good public policy. Such a shift would significantly increase natural gas prices, posing an economic hardship to millions of natural gas customers.

Compliance cost estimates are very sensitive to various highly uncertain assumptions, including allowance prices. Under the proposed S. 2191 legislation, estimated costs of purchasing allowances in 2012, in addition to those allocated at no cost, to cover Duke Energy Ohio’s projected emissions could range from about $230 million to about $680 million. Actual costs could be higher or lower than these estimates. Duke Energy Ohio would seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates. Under a compliance scenario where Duke Energy Ohio continues to purchase allowances to meet its compliance obligation, annual allowance purchase costs would increase over time as the number of allowances Duke Energy Ohio is allocated under the proposed legislation decreases and allowance prices increase as the cap tightens.

At some point in the future it would be expected that Duke Energy Ohio would begin replacing existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology on existing coal-fired generating plants to reduce emissions when technologies become available. It is not possible at this time, however, to predict with certainty what new technologies might be developed, when they will be ready to be deployed, or what their costs will be. There is also uncertainty as to how or when certain non-technical issues that could affect the cost and availability of new technologies might be resolved by regulators. Duke Energy Ohio currently is focused on integrated gasification combined cycle generation with carbon capture and sequestration, and capture and storage retrofit technology for existing pulverized coal-fired generation as promising new technologies for generating electricity with lower or no CO2 emissions.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy Ohio is seeking regulatory approval for a first-of-its-kind innovative approach in the utility industry to help meet growing customer demand with new and creative ways to increase energy efficient, thereby reducing demand (Save-A-Watt) instead of relying almost exclusively on new power plants to generate electricity.

Credit Implications of Climate Change Legislation. A credit rating agency recently announced that climate-change policies eventually could carry significant credit implications for the U.S. electric utility industry, which includes Duke Energy Ohio. While the agency stated on February 26, 2008 that it had not lowered any utility company ratings due solely to the sizable capital expenditures needed to reduce emission levels, rating actions could result. The agency cited a utility’s financing plan and its ability to recover such costs from its ratepayers as the biggest factors in considering whether environmental-related capital expenditures negatively affect a utility’s credit quality. Duke Energy Ohio cannot predict with any certainty what actions, if any, this or other credit rating agencies may take. A downgrade in Duke Energy Ohio’s credit rating could adversely affect its ability to access capital at competitive rates and its ability to finance its operations and implement its strategies could be adversely affected.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Risk Management Policies

Duke Energy Ohio is exposed to market risks associated with commodity prices, credit exposure and interest rates. Management has established comprehensive risk management policies to monitor and manage these market risks. The Treasurer of Duke Energy, the ultimate parent entity of Cinergy, is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits for Duke Energy Ohio.

PART II

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

Validation of a contract’s fair value is performed by an internal group separate from Duke Energy Ohio’s deal origination areas. Duke Energy Ohio’s derivative contract portfolio is predominantly valued using observable market inputs with little internally developed assumptions. However, for contracts valued beyond the observable market period, Duke Energy Ohio uses common industry practices to develop its valuation techniques and changes in its pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Normal Purchases and Normal Sales. Duke Energy Ohio enters into contracts on a limited basis that qualify for the normal purchases and sales exception described in paragraph 10 of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment to Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract which generally coincides with the physical delivery of the commodity being bought or sold.

Generation Portfolio Risks. Duke Energy Ohio is primarily exposed to market price fluctuations of wholesale power, coal, natural gas and emission allowance prices associated with its non-regulated generation portfolio. Duke Energy Ohio closely monitors the risks associated with these commodity price changes on its future generation operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations, in addition to optimizing the value of its non-regulated generation portfolio. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio, where such market transparency exists. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations. Based on a sensitivity analysis as of December 31, 2007 and 2006, it was estimated that a ten percent price change per megawatt hour in forward wholesale power prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $13 million in 2008 and $17 million in 2007, respectively, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2007 and 2006, it was estimated that a ten percent price change per MMBtu (one million British thermal units) in natural gas prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $9 million in 2008 and $15 million in 2007 respectively, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date.

Undesignated Contracts. Undesignated contracts executed to manage generation portfolio risks are exposed to changes in fair value due to market price fluctuations of wholesale power and coal. Based on a sensitivity analysis as of December 31, 2007 and 2006, it was estimated that a ten percent price change in the forward price per megawatt hour of wholesale power would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $16 million in 2008 and $22 million in 2007, respectively, resulting from the impact of mark-to-market changes on non-qualifying and undesignated power contracts pertaining to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2007 and 2006, it was estimated that a ten percent change in the forward price per ton of coal would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $14 million in 2008 and $12 million in 2007, respectively, resulting from the impact of mark-to-market changes on non-qualifying and undesignated coal contracts pertaining to periods in excess of one year from the respective date.

Credit Risk

Credit risk represents the loss that Duke Energy Ohio would incur if a counterparty fails to perform under its contractual obligations. To reduce credit exposure, Duke Energy Ohio seeks to enter into netting agreements with counterparties that permit it to offset receivables and payables with such counterparties. Duke Energy Ohio attempts to further reduce credit risk with certain counterparties by entering into agreements that enable it to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Duke Energy Ohio may, at times, use credit derivatives or other structures and techniques to provide for third-party credit enhancement of its counterparties’ obligations. Duke Energy Ohio sells certain of their accounts receivable

PART II

and related collections through Cinergy Receivables Company, LLC a bankruptcy remote, special purpose entity. While no direct recourse to Duke Energy Ohio exists, it risks loss in the event collections are not sufficient to allow for full recovery of its retained interests. (See Note 12 to the Consolidated Financial Statements, “Sales of Accounts Receivable.”)

Duke Energy Ohio’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Ohio may use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

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

Interest Rate Risk

Duke Energy Ohio is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to percentages of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Ohio also enters interest rate swaps to manage and mitigate interest rate risk exposure. (See Notes 1, 9, and 15 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities, Credit Risk, and Financial Instruments,” and “Debt and Credit Facilities.”)

Based on a sensitivity analysis as of December 31, 2007, it was estimated that if market interest rates average 1% higher (lower) in 2008 than in 2007, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $8 million. Comparatively, based on a sensitivity analysis as of December 31, 2006, had interest rates averaged 1% higher (lower) in 2007 than in 2006, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $7 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, including money pool balances, adjusted for interest rate hedges and cash and cash equivalents outstanding as of December 31, 2007 and 2006. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Ohio’s financial structure.

As of December 31, 2007 and mid-March 2008, Duke Energy Ohio had approximately $440 million of auction rate pollution control bonds outstanding. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Ohio prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. Beginning in February 2008, Duke Energy Ohio experienced failed auctions on a portion of these debt instruments. When failed auctions occur on a series of this debt, Duke Energy Ohio is required to pay the maximum auction rate as prescribed by the bond document. The maximum auction rate for the auction rate debt is 1.75 times one-month London Interbank Offered Rate. Payment of the failed-auction interest rates will continue until Duke Energy Ohio is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. Duke Energy Ohio is currently pursuing a refunding and refinancing plan, which is subject to approval by applicable state or county financing authorities and utility regulators. However, even if Duke Energy Ohio is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially effect Duke Energy Ohio’s overall financial position, results of operations or cash flows. The weighted-average interest rate, associated with Duke Energy Ohio’s auction rate pollution control bonds, was 4.56% as of December 31, 2007 and 5.37% as of March 6, 2008.

Further, at this time, Duke Energy Ohio does not believe the recent market developments significantly impact its ability to obtain financing and fully expects to have access to liquidity in the capital markets at reasonable rates and terms. Additionally, Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, with aggregate bank commitments of approximately $2.65 billion, of which a portion is currently committed primarily to backstop Duke Energy’s commercial paper program. Duke Energy Ohio (excluding Duke Energy Kentucky) has a borrowing sub limit of $500 million and Duke Energy Kentucky has a borrowing sub limit of $100 million under Duke Energy’s master credit facility.

In March 2008, Duke Energy increased its capacity under its master credit facility by $550 million. As a result of this increase, the borrowing sub limit of Duke Energy Ohio increased by $250 million to $750 million. The borrowing sub limit of Duke Energy Kentucky did not change.

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Ohio, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for the year ended December 31, 2007 and the nine months ended December 31, 2006 (successor periods), and the three months ended March 31, 2006 and the year ended December 31, 2005 (predecessor periods). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for the periods stated above, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1, on April 3, 2006, Duke Energy Corporation acquired all of the outstanding common stock of Cinergy Corp. in a merger accounted for under the purchase method of accounting. The impacts of purchase accounting have been “pushed down” to the Company, resulting in its assets and liabilities being recorded at their fair values as of the merger date. Consequently, the financial statements of the successor Company are not generally comparable to those of the predecessor Company.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 19, 2008

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
Operating Revenues
Non-regulated electric and other	$1,751	$1,236	$421	$1,387
Regulated electric	984	638	220	613
Regulated natural gas	720	387	322	780
Total operating revenues	3,455	2,261	963	2,780
Operating Expenses
Fuel used in electric generation and purchased power	1,070	804	196	665
Operation, maintenance and other	756	505	173	562
Natural gas purchased	449	230	232	514
Costs of fuel resold	47	83	44	189
Depreciation and amortization	392	280	68	271
Property and other taxes	250	165	68	213
Total operating expenses	2,964	2,067	781	2,414
(Losses) Gains on Sales of Other Assets and Other, net	(8)	(28)	26	125
Operating Income	483	166	208	491
Other Income and Expenses, net	32	17	8	19
Interest Expense	100	81	30	98
Income from Continuing Operations Before Income Taxes	415	102	186	412
Income Tax Expense from Continuing Operations	151	41	68	157
Income from Continuing Operations	264	61	118	255
(Loss) Income from Discontinued Operations, net of tax	—	(6)	(2)	46
Income Before Cumulative Effect of Change in Accounting Principle	264	55	116	301
Cumulative Effect of Change in Accounting Principle, net of tax	—	—	—	(3)
Net Income	264	55	116	298
Dividends and Premiums on Redemption of Preferred and Preference Stock	—	—	—	1
Earnings Available for Common Stockholder	$264	$55	$116	$297

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	Successor
	December 31,
	2007	2006
ASSETS
Current Assets
Cash and cash equivalents	$33	$45
Receivables (net of allowance for doubtful accounts of $3 at December 31, 2007 and $5 at December 31, 2006)	334	308
Inventory	212	217
Assets held for sale	—	25
Unrealized gains on mark-to-market and hedging transactions	26	54
Other	100	117
Total current assets	705	766
Investments and Other Assets
Restricted funds held in trust	62	30
Goodwill	2,325	2,348
Intangibles, net	551	732
Unrealized gains on mark-to-market and hedging transactions	25	27
Assets held for sale	—	18
Other	33	21
Total investments and other assets	2,996	3,176
Property, Plant and Equipment
Cost	9,577	9,049
Less accumulated depreciation and amortization	2,097	1,914
Net property, plant and equipment	7,480	7,135
Regulatory Assets and Deferred Debits
Deferred debt expense	23	24
Regulatory assets related to income taxes	90	96
Other	401	533
Total regulatory assets and deferred debits	514	653
Total Assets	$11,695	$11,730

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions, except share and per-share amounts)

	Successor
	December 31,
	2007	2006
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$602	$408
Notes payable	189	274
Taxes accrued	172	301
Interest accrued	24	27
Liabilities associated with assets held for sale	—	25
Current maturities of long-term debt	126	105
Unrealized losses on mark-to-market and hedging transactions	33	46
Other	86	99
Total current liabilities	1,232	1,285
Long-term Debt	1,810	1,776
Deferred Credits and Other Liabilities
Deferred income taxes	1,436	1,475
Investment tax credit	16	19
Accrued pension and other postretirement benefit costs	259	381
Unrealized losses on mark-to-market and hedging transactions	34	29
Liabilities associated with assets held for sale	—	18
Asset retirement obligations	31	41
Other	343	326
Total deferred credits and other liabilities	2,119	2,289
Commitments and Contingencies
Common Stockholder’s Equity
Common stock, $8.50 par value; 120,000,000 shares authorized and 89,663,086 shares outstanding at December 31, 2007 and 2006	762	762
Additional paid-in capital	5,570	5,601
Retained earnings	227	55
Accumulated other comprehensive loss	(25)	(38)
Total common stockholder’s equity	6,534	6,380
Total Liabilities and Common Stockholder’s Equity	$11,695	$11,730

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Successor		Predecessor
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$264	$55	$116	$298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395	280	68	271
Losses (gains) on sales of equity investments and other assets	8	31	(26)	(125)
Deferred income taxes	18	(120)	7	(44)
Regulatory asset/liability amortization	17	9	7	10
Cumulative effect of change in accounting principle	—	—	—	3
Accrued pension and other postretirement benefit costs	37	40	9	22
Contribution to company-sponsored pension and other postretirement benefit plans	(92)	(22)	—	(18)
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	21	(6)	(30)	43
Receivables	(25)	132	10	(125)
Inventory	5	(84)	56	(25)
Other current assets	22	25	68	(123)
Increase (decrease) in:
Accounts payable	181	(86)	(157)	245
Taxes accrued	(144)	54	50	29
Other current liabilities	1	(63)	(78)	155
Regulatory asset/liability deferrals	(19)	(7)	(1)	(31)
Other assets	148	175	17	48
Other liabilities	(89)	(50)	—	25
Net cash provided by operating activities	748	363	116	658
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(593)	(391)	(135)	(434)
Purchases of emission allowances	(23)	(167)	(162)	(433)
Sales of emission allowances	29	138	105	494
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	—	32	—	—
Change in restricted funds held in trust	(31)	22	8	38
Net cash used in investing activities	(618)	(366)	(184)	(335)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	205	88	141	—
Redemption of long-term debt	(153)	(80)	(1)	—
Redemption of preferred stock of subsidiaries	—	—	(21)	—
Notes payable to affiliate, net	(85)	36	50	(66)
Dividends paid	(135)	—	(102)	(251)
Capital contribution from parent	29	—	—	—
Other	(3)	(4)	(1)	—
Net cash (used in) provided by financing activities	(142)	40	66	(317)
Net (decrease) increase in cash and cash equivalents	(12)	37	(2)	6
Cash and cash equivalents at beginning of period	45	8	10	4
Cash and cash equivalents at end of period	$33	$45	$8	$10

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$91	$103	$21	$98
Cash paid for income taxes	$159	$77	$—	$204
Significant non-cash transactions:
Purchase accounting adjustments	$(14)	$2,894	$—	$—
Accrued capital expenditures	$62	$49	$—	$—
Transfer of generating assets from Duke Energy	$—	$1,462	$—	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	SFAS No. 158 Adjustment	Total
Successor
Nine Months Ended December 31, 2006
Balance at April 1, 2006	$762	$4,123	$—	$—	$—	$—	$4,885 (b)
Net income	—	—	55	—	—	—	55
Other comprehensive income, net of tax effect of ($2) Cash flow hedges	—	—	—	3	—	—	3

Total comprehensive income							58
Transfer of generating assets from Duke Energy(a)	—	1,462	—	(39)	—	—	1,423
Contribution from parent company for reallocation of taxes	—	16	—	—	—	—	16
SFAS No. 158 funded status provision	—	—	—	—	—	(2)	(2)
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$—	$(2)	$6,380
Year Ended December 31, 2007
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$—	$(2)	$6,380
Net income	—	—	264	—	—	—	264
Other comprehensive income, net of tax effect of ($8)
Cash flow hedges	—	—	—	4	—	—	4
SFAS 158 net actuarial gain(c)	—	—	—	—	—	11	11

Total comprehensive income							279
Capital contribution from parent	—	29	—	—	—	—	29
Push-down accounting adjustments	—	(14)	—	—	—	—	(14)
Adoption of SFAS No. 158—measurement date provision	—	—	(3)	—	—	(2)	(5)
Common stock dividends	—	(46)	(89)	—	—	—	(135)
Balance at December 31, 2007	$762	$5,570	$227	$(32)	$—	$7	$6,534
Predecessor
Year Ended December 31, 2005
Balance at December 31, 2004	$762	$585	$610	$(19)	$(20)	$—	$1,918
Net income	—	—	298	—	—	—	298
Other comprehensive income, net of tax effect of $1
Minimum pension liability adjustment	—	—	—	—	(13)	—	(13)
Cash flow hedges	—	—	—	5	—	—	5

Total comprehensive income							290
Common stock dividends	—	—	(250)	—	—	—	(250)
Preferred stock dividends	—	—	(1)	—	—	—	(1)
Contribution from parent company for reallocation of taxes	—	18	—	—	—	—	18
Balance at December 31, 2005	$762	$603	$657	$(14)	$(33)	$—	$1,975
Three Months Ended March 31, 2006
Balance at December 31, 2005	$762	$603	$657	$(14)	$(33)	$—	$1,975
Net income	—	—	116	—	—	—	116
Other comprehensive income
Minimum pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedges	—	—	—	1	—	—	1

Total comprehensive income							118
Common stock dividends	—	—	(102)	—	—	—	(102)
Balance at March 31, 2006	$762	$603	$671	$(13)	$(32)	$—	$1,991 (b)

(a)	Includes $39 (net of tax benefit of $24) related to deferred losses on terminated cash flow hedges included in Accumulated Other Comprehensive Income (Loss).
(b)	Difference in equity balances at March 31, 2006 and April 1, 2006 is due to the application of push-down accounting reflecting Duke Energy's merger with Cinergy (see Notes 1 and 2 to the Consolidated Financial Statements).
(c)	Excludes $50 reflected as regulatory assets.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2007, 2006 and 2005

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

Predecessor and Successor Reporting. In connection with the Duke Energy merger, Duke Energy acquired all of the outstanding common stock of Cinergy. The merger has been accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of the merger consummation date. Purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006 (see Note 2). Except for an adjustment related to pension and other postretirement benefit obligations, as mandated by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the accompanying consolidated financial statements do not reflect any adjustments related to Duke Energy Ohio’s regulated operations that are accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), which are comprised of Duke Energy Ohio’s regulated transmission and distribution operations and Duke Energy Kentucky. Under the rate setting and recovery provisions currently in place for these regulated operations which provide revenues derived from cost, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

Duke Energy Ohio’s Consolidated Statements of Operations subsequent to the merger include amortization expense relating to purchase accounting adjustments and depreciation of fixed assets based upon their fair value as of the merger date. Therefore, the Duke Energy Ohio financial data prior to the merger will not generally be comparable to its financial data subsequent to the merger. See Note 2 for additional information.

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

Restricted Funds Held in Trust. At December 31, 2007 and 2006, Duke Energy Ohio had approximately $62 million and $30 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust, primarily for the purpose of funding future environmental expenditures.

Inventory. Inventory consists primarily of coal held for electric generation, materials and supplies, and natural gas held in storage for transmission and sales commitments. Inventory is recorded primarily using the average cost method.

Components of Inventory

	Successor(a)
	December 31, 2007	December 31, 2006
	(in millions)
Inventory
Gas held in storage	$69	$82
Fuel for use in electric generation	77	74
Materials and supplies	66	61

Total Inventory	$212	$217

(a)	See “Predecessor and Successor Reporting” in Note 1 for additional information on Predecessor and Successor reporting.

Cost-Based Regulation. Duke Energy Ohio accounts for certain of its regulated operations under the provisions of SFAS No. 71. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Ohio records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy Ohio periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Ohio may have to reduce its asset balances to reflect a market basis less than cost and write-off their associated regulatory assets and liabilities. (For further information see Note 5.)

The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001. Accordingly, application of SFAS No. 71 was discontinued for the generation portion of Duke Energy Ohio’s business. Duke Energy Ohio has a RTC balance of approximately $239 million and $331 million as of December 31, 2007 and 2006, respectively, which is classified in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

Duke Energy Ohio operates under the Rate Stabilization Plan (RSP), a market based standard service offer (MBSSO) which was approved by the PUCO in November 2004, and which provides price certainty through December 31, 2008. In March 2005, the Office of the Ohio Consumers’ Counsel (OCC) appealed the PUCO’s approval of the MBSSO and in November 2006, the Ohio Supreme Court remanded the PUCO’s order approving the MBSSO for further evidentiary support and explanation, and to require Duke Energy Ohio to

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

disclose certain confidential commercial agreements between an affiliate of Duke Energy Ohio and certain Duke Energy Ohio customers which had been previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order and on October 24, 2007, the PUCO issued its order in response to the remand. On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of PUCO’s order on remand issued in October 2007 (see Note 5). The MBSSO consists of the following discrete charges:

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

•

Transmission Cost Recovery—A transmission cost recovery mechanism was established beginning January 1, 2005 for non-residential customers and beginning January 1, 2006 for residential customers. The transmission cost recovery mechanism is designed to permit Duke Energy Ohio to recover certain Midwest Independent Transition System Operator, Inc. (Midwest ISO) charges, all Federal Energy Regulatory Commission (FERC) approved transmission costs, and all congestion costs allocable to retail ratepayers that are provided service by Duke Energy Ohio.

Excluding Duke Energy Ohio’s deregulated generation-related assets and liabilities, as of December 31, 2007, Duke Energy Ohio continues to meet the criteria to apply SFAS No. 71.

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

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy Ohio uses a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate risk management activities, including swaps, futures, forwards and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, (SFAS No. 133), are recorded on the Consolidated Balance Sheets at their fair value. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to other investing activities, are a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows from derivatives related to investing activities are a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

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

Classification of Contract	Duke Energy Ohio Accounting Model	Presentation of Gains & Losses or Revenue & Expense

Trading derivatives	Mark-to-market(a)	Net basis in Non-regulated electric and other

Non-trading derivatives:
Cash flow hedge	Accrual(b)	Gross basis in the same Statement of Operations category as the related hedged item
Fair value hedge	Accrual(b)	Gross basis in the same Statement of Operations category as the related hedged item
Normal purchase or sale	Accrual(b)	Gross basis upon settlement in the corresponding Statement of Operations category based on commodity type
Undesignated	Mark-to-market(a)	Net basis in the related Statement of Operations category for interest rate and commodity derivatives

(a)	An accounting term used by Duke Energy Ohio to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in the Consolidated Statements of Operations. This term is applied to trading and undesignated non-trading derivative contracts. As this term is not explicitly defined within GAAP, Duke Energy Ohio’s application of this term could differ from that of other companies.
(b)	An accounting term used by Duke Energy Ohio to refer to contracts for which there is generally no recognition in the Consolidated Statements of Operations for any changes in fair value until the service is provided, the associated delivery period occurs or there is hedge ineffectiveness. As discussed further below, this term is applied to derivative contracts that are accounted for as cash flow hedges, fair value hedges, and normal purchases or sales, as well as to non-derivative contracts used for commodity risk management purposes. As this term is not explicitly defined within GAAP, Duke Energy Ohio’s application of this term could differ from that of other companies.

Where Duke Energy Ohio’s derivative instruments are subject to a master netting agreement and the criteria FASB Interpretation (FIN) No. 39, “Offsetting of Amounts Related to Certain Contracts—an Interpretation of Accounting Principles Board (APB) Opinion No. 10 and FASB Statement No. 105” (FIN 39), are met, Duke Energy Ohio presents its derivative assets and liabilities, and accompanying receivables and payables, separately on a net basis in the accompanying Consolidated Balance Sheets.

Cash Flow and Fair Value Hedges. Qualifying energy commodity and other derivatives may be designated as either a hedge of a forecasted transaction or future cash flows (cash flow hedge) or a hedge of a recognized asset, liability or firm commitment (fair value hedge). For all contracts accounted for as a hedge, Duke Energy Ohio prepares formal documentation of the hedge in accordance with SFAS No. 133. In addition, at inception and at least every three months thereafter, Duke Energy Ohio formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Duke Energy Ohio documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk/interest rate risk).

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income as Accumulated Other Comprehensive Loss (AOCI) until earnings are affected by the hedged item. Duke Energy Ohio discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the Mark-to-Market model of accounting (MTM Model) prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in AOCI are immediately recognized in current earnings.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Impairment testing of goodwill consists of a two-step process. The first step involves a comparison of the determined fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit exceeds its fair value, the second step of the process involves a comparison of the fair value and carrying value of the goodwill of that reporting unit. If the carrying value of the goodwill of a reporting unit exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess. Additional impairment tests are performed between the annual reviews if events or changes in circumstances make it more likely than not that the fair value of a reporting unit is below its carrying amount.

Duke Energy Ohio primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Energy Ohio incorporates expected growth rates, regulatory stability and ability to renew contracts as well as other factors into its revenue and expense forecasts.

Property, Plant and Equipment. As discussed under “Predecessor and Successor Reporting” above, recorded balances for property, plant and equipment existing as of April 3, 2006 were adjusted to reflect fair values as of that date. Due to rate setting and recovery provisions currently in place for regulated operations, the fair values of property plant and equipment of the regulated operations were considered to approximate their carrying values as of the date of Duke Energy’s merger with Cinergy. Accumulated depreciation was not reset to zero as of the merger date for the regulated property, plant and equipment due primarily to regulatory reporting implications. Unregulated property, plant and equipment were recorded at respective fair values and accumulated deprecation was reset to zero as of the merger date. Otherwise, property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Ohio capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction. The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of property, plant and equipment, is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the straight-line method. The composite weighted-average depreciation rates were 2.6% for 2007, 2.7% for 2006, and 2.4% for 2005. Also, see “Allowance for Funds Used During Construction (AFUDC),” discussed below.

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

Duke Energy Ohio recognizes asset retirement obligations (ARO’s) in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional ARO’s. The term conditional asset retirement obligation as used in SFAS No. 143 and FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Both SFAS No. 143 and FIN 47 require that the fair value of a liability for an ARO be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 8 for further information.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Long-Lived Asset Impairments, Assets Held For Sale and Discontinued Operations. Duke Energy Ohio evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the asset’s carrying value over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset may generally require management to re-assess the cash flows related to the long-lived assets.

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

Duke Energy Ohio uses the criteria in SFAS No. 144 and Emerging Issues Task Force (EITF) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Energy Ohio that are being disposed of, are classified as held for sale or have been wound down are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy Ohio must not have significant continuing involvement in the operations after the disposal (i.e. Duke Energy Ohio must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy Ohio’s ongoing operations (i.e. Duke Energy Ohio does not expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected as (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded in continuing operations as (Losses) Gains on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. Impairments for all other long-lived assets are recorded in Operating Expenses in the Consolidated Statements of Operations.

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate. The amortization expense is recorded in continuing operations as interest expense in the Consolidated Statements of Operations. The amortization expense is reflected as Depreciation and amortization within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies. Duke Energy Ohio is involved in certain legal and environmental matters that arise in the normal course of business. Loss contingencies are accounted for under SFAS No. 5, “Accounting for Contingencies,” (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy Ohio records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. See Note 17 for further information.

Environmental Expenditures. Duke Energy Ohio expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Environmental expenditures related to operations that generate current or future

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

revenues are expensed or capitalized, as appropriate. Liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue per kilowatt hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues for Commercial Power, which are recorded as Receivables in Duke Energy Ohio’s Consolidated Balance Sheet at December 31, 2007 and 2006, were approximately $38 million and $56 million, respectively. The receivables for unbilled revenues for Franchised Electric and Gas ($145 million and $132 million at December 31, 2007 and 2006, respectively) are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables). See Note 12 for additional information.

Allowance for Funds Used During Construction (AFUDC). AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities, consists of two components, an equity component and an interest component. The equity component is a non-cash item. AFUDC is capitalized as a component of Property, Plant and Equipment cost, with offsetting credits to the Consolidated Statements of Operations. After construction is completed, Duke Energy Ohio is permitted to recover these costs through inclusion in the rate base and in the depreciation provision. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $34 million in 2007, which consisted of an after-tax equity component of $4 million and a before-tax interest expense component of $30 million. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations for the nine months ended December 31, 2006 was $16 million, which consisted of an after-tax equity component of $2 million and a before-tax interest expense component of $14 million. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations for the three months ended March 31, 2006 was $4 million, which consisted of an after-tax equity component of $1 million and a before-tax interest expense component of $3 million. The total amount of AFUDC included within income from continuing operations in the Consolidated Statements of Operations was $8 million in 2005, which consisted of an after-tax equity component of $1 million and a before-tax interest expense component of $7 million.

Accounting For Purchases and Sales of Emission Allowances. Duke Energy Ohio recognizes emission allowances in earnings as they are consumed or sold. Gains or losses on sales of emission allowances for non-regulated businesses are presented on a net basis in (Losses) Gains on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. For regulated businesses that provide for direct recovery of emission allowances, any gains or losses on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power in the Consolidated Statements of Operations. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows.

Income Taxes. As a result of Duke Energy’s merger with Cinergy, Duke Energy Ohio entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Ohio would incur if Duke Energy Ohio were a separate company filing its own tax return as a C-Corporation. The current tax sharing agreement Duke Energy Ohio has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Ohio and Cinergy prior to the merger. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties.

Management evaluates and records uncertain tax positions in accordance with FIN 48, “Accounting For Uncertainty in Income Taxes—an Interpretation of FASB Statement 109,” (FIN 48), which was adopted by Duke Energy Ohio on January 1, 2007. Duke Energy Ohio records unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. In accordance with FIN 48, Duke Energy Ohio records the largest amount of the unrecognized tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) Duke Energy Ohio does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. See Note 7 for further information.

Duke Energy Ohio records, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were as follows:

Successor(a)		Predecessor(a)
Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
(in millions)
$119	$77	$38	$115

(a)	See “Predecessor and Successor Reporting” in Note 1 for additional information on Predecessor and Successor reporting.

Segment Reporting. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy Ohio’s reportable business segments. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, including products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy Ohio’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 4.

Statements of Consolidated Cash Flows. Duke Energy Ohio has made certain classification elections within its Consolidated Statements of Cash Flows related to discontinued operations and debt restricted for qualified capital and maintenance expenditures. Cash flows from discontinued operations are combined with cash flows from continuing operations within operating, investing and financing cash flows within the Consolidated Statements of Cash Flows. Proceeds from debt issued with restrictions to fund future capital and maintenance expenditures are presented on a gross basis, with the debt proceeds classified as a financing cash inflow and the changes in the restricted funds held in trust presented as a component of investing activities.

Cumulative Effect of Changes in Accounting Principles. As of December 31, 2005, Duke Energy Ohio adopted the provisions of FIN 47. In accordance with the transition guidance of this standard, Duke Energy Ohio recorded a net-of-tax cumulative effect adjustment of approximately $3 million.

Reclassifications and Revisions. Certain prior period amounts have been reclassified to conform to the presentation for the current period.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Ohio during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other postretirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Ohio recognized the funded status of its defined benefit pension and other postretirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $33 million (consisting of an increase in regulatory assets of $31 million and an increase in deferred tax assets of $2 million), an increase in total liabilities of approximately $35 million and a decrease in AOCI, net of tax, of approximately $2 million as of December 31, 2006.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

FIN No. 48. In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Ohio has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Ohio’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Ohio adopted FIN 48 effective January 1, 2007. See Note 7 for additional information.

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

The following new accounting standard was adopted by Duke Energy Ohio during the year ended December 31, 2006 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

The following new accounting standard was adopted by Duke Energy Ohio during the year ended December 31, 2005 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

FIN No. 47. In March 2005, the FASB issued FIN 47, which clarifies the accounting for conditional asset retirement obligations as used in SFAS No. 143. A conditional asset retirement obligation is an unconditional legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. Therefore, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation under SFAS No. 143 if the fair value of the liability can be reasonably estimated. The provisions of FIN 47 were effective for Duke Energy Ohio as of December 31, 2005, and resulted in a decrease in assets of $7 million, a net increase in liabilities of $12 million and a before tax cumulative effect adjustment to earnings of $5 million. The net- of-tax cumulative adjustment to earnings was $3 million.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of December 31, 2007:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements. The application of SFAS No. 157 may change Duke Energy Ohio’s current practice for measuring fair values under other accounting pronouncements that require fair value measurements. For Duke Energy Ohio, SFAS No. 157 is effective as of January 1, 2008. In February 2008, the FASB issued FSP No. 157-2, which delays the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Duke Energy Ohio does not expect to report any material cumulative-effect adjustment to beginning retained earnings as is required by SFAS No. 157 for certain limited matters. Duke Energy Ohio continues to monitor additional proposed

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

interpretative guidance regarding the application of SFAS No. 157. To date, no matters have been identified regarding implementation of SFAS No. 157 that would have any material impact on Duke Energy Ohio’s consolidated results of operations or financial position.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). In February 2007, the FASB issued SFAS No. 159, which permits entities to choose to measure many financial instruments and certain other items at fair value. For Duke Energy Ohio, SFAS No. 159 is effective as of January 1, 2008 and will have no impact on amounts presented for periods prior to the effective date. Duke Energy Ohio does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy Ohio may elect to measure certain financial instruments at fair value in accordance with this standard.

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Ohio, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Ohio of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R.

2. Duke Energy/Cinergy Merger

Duke Energy Ohio consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (EITF 98-3), is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date, however, it may be longer for certain income tax items.

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

Based on the market price of Duke Energy common stock during the period, including the two trading days before, through the two trading days after, May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction was valued at approximately $9,115 million and resulted in goodwill recorded at Duke Energy Ohio of approximately $2,348 million.

As discussed in Note 1 above, purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006. The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the merger with Duke Energy had occurred at the beginning of the periods presented:

Unaudited Consolidated Pro Forma Results (Predecessor)

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Operating revenues	$966	$2,793
Income from continuing operations	88	133
Net income	86	176
Earnings available for common stockholder	86	175

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

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

The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the contribution of the Duke Energy generating assets to Duke Energy Ohio had occurred at the beginning of the periods presented:

Unaudited Consolidated Pro Forma Results (Predecessor)

	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Operating revenues	$971	$2,951
Income from continuing operations	106	222
Net income	104	266
Earnings available for common stockholder	104	265

These pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of the transfer of the ownership interest in the five plants as discussed above. As part of this transaction, Duke Energy agreed to reimburse Duke Energy Ohio, on a quarterly basis, through April 2016 in the event of certain cash shortfalls related to the performance of the five plants. Based on the assessment of the performance of the five plants on a quarterly basis during 2007, Duke Energy Ohio did not incur any qualifying shortfalls related to the performance of the five plants and thus no cash reimbursement was required from Duke Energy. During the third quarter of 2006, Duke Energy reimbursed Duke Energy Ohio $1.9 million for certain cash shortfalls that occurred during the second quarter of 2006. However, as a result of the calculation pertaining to the third quarter 2006 performance of the five plants, the $1.9 million received by Duke Energy Ohio from Duke Energy was returned to Duke Energy during the fourth quarter of 2006. Duke Energy Ohio accounts for any payments from or return of payments to Duke Energy in Common Stockholder’s Equity as an adjustment to Additional paid-in capital.

Dispositions. For the year ended December 31, 2007, the nine months ended December 31, 2006, the three months ended March 31, 2006 and the year ended December 31, 2005, the sale of emission allowances resulted in approximately $29 million, $138 million, $105 million and $494 million, respectively, in proceeds and net pre-tax (losses) gains of ($7) million, ($28) million, $26 million and $125 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances. See Note 13 for dispositions related to discontinued operations.

4. Business Segments

Duke Energy Ohio operates the following business segments, which are all considered reportable business segments under SFAS No. 131: Franchised Electric and Gas and Commercial Power. Duke Energy Ohio’s management believes these reportable business segments properly align the various operations of Duke Energy Ohio with how the chief operating decision maker views the business. Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these reportable business

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

segments in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Ohio’s defined business segments.

Franchised Electric and Gas generates, transmits, distributes and sells electricity in southwestern Ohio and northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and Duke Energy Kentucky. These electric and gas operations are subject to the rules and regulations of the FERC, the PUCO and the Kentucky Public Service Commission (KPSC).

Commercial Power owns, operates and manages non-regulated power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio and the five Midwestern gas-fired non-regulated generation assets. Commercial Power’s assets comprise approximately 7,600 MW of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the RSP.

The remainder of Duke Energy Ohio’s operations are presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 11).

Duke Energy Ohio’s reportable business segments offer different products and services and are managed separately. Accounting policies for Duke Energy Ohio’s segments are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT).

On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes. Cash, cash equivalents and short-term investments are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable business segments are accounted for on the same basis as revenues and expenses in the accompanying Consolidated Financial Statements.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures	Segment Assets(b)(d)
	(in millions)
Successor(c)
Twelve Months Ended December 31, 2007
Franchised Electric and Gas	$1,707	$—	$1,707	$257	$228	$275	$5,530
Commercial Power	1,748	—	1,748	304	164	318	6,165
Total reportable segments	3,455	—	3,455	561	392	593	11,695
Other	—	—	—	(75)	—	—	—
Eliminations and reclassifications	—	—	—	—	—	—	—
Interest expense	—	—	—	(100)	—	—	—
Interest income and other	—	—	—	29	—	—	—
Total consolidated	$3,455	$—	$3,455	$415	$392	$593	$11,695

Nine Months Ended December 31, 2006
Franchised Electric and Gas	$1,027	$—	$1,027	$130	$160	$198	$5,381
Commercial Power	1,234	1	1,235	93	120	193	6,349
Total reportable segments	2,261	1	2,262	223	280	391	11,730
Other	—	—	—	(56)	—	—	—
Eliminations and reclassifications	—	(1)	(1)	—	—	—	—
Interest expense	—	—	—	(81)	—	—	—
Interest income and other	—	—	—	16	—	—	—
Total consolidated	$2,261	$—	$2,261	$102	$280	$391	$11,730

Predecessor(c)
Three Months Ended March 31, 2006
Franchised Electric and Gas	$543	$—	$543	$80	$50	$75
Commercial Power	420	1	421	166	18	60
Total reportable segments	963	1	964	246	68	135
Other	—	—	—	(39)	—	—
Eliminations and reclassifications	—	(1)	(1)	—	—	—
Interest expense	—	—	—	(30)	—	—
Interest income and other	—	—	—	9	—	—
Total consolidated	$963	$—	$963	$186	$68	$135

Twelve Months Ended December 31, 2005
Franchised Electric and Gas	$1,561	$—	$1,561	$219	$183	$232	$3,932
Commercial Power	1,219	169	1,388	371	88	202	3,309
Total reportable segments	2,780	169	2,949	590	271	434	7,241
Other	—	—	—	(97)	—	—	—
Eliminations and reclassifications	—	(169)	(169)	—	—	—	—
Interest expense	—	—	—	(98)	—	—	—
Interest income and other	—	—	—	17	—	—	—
Total consolidated	$2,780	$—	$2,780	$412	$271	$434	$7,241

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Includes assets held for sale.
(c)	See Note 1 for additional information on Predecessor and Successor reporting.
(d)	Amounts include goodwill recorded as of December 31, 2007 and December 31, 2006 resulting from Duke Energy’s merger with Cinergy in the amount of $2,325 million and $2,348 million, respectively. Franchised Electric and Gas’ allocated amount as of December 31, 2007 and December 31, 2006 was $1,137 million and $1,148 million, respectively. Commercial Power’s allocated amount as of December 31, 2007 and December 31, 2006 was $1,188 million and $1,200 million, respectively.

All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are in the U.S.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

5. Regulatory Matters

Regulatory Assets and Liabilities. Duke Energy Ohio’s regulated operations are subject to SFAS No. 71. Accordingly, Duke Energy Ohio records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

Duke Energy Ohio’s Regulatory Assets and Liabilities:

	Successor(a)		Recovery/Refund Period Ends
	As of December 31,
	2007	2006
	(in millions)
Regulatory Assets(b)
Regulatory Transition Charges (RTC)(c)	$239	$331	2011
Accrued pension and postretirement(c)(i)	120	147	(h	)
Net regulatory asset related to income taxes	90	96	(f	)
Capital-related distribution costs(c)	22	29	(j	)
Unamortized costs of reacquiring debt(m)	11	12	(f	)
Vacation accrual(k)	10	14	2008
Deferred operating expense(c)(d)	7	6	2066
Hedge costs and other deferrals(c)	5	7	2033
Other(c)	9	12	(h	)

Total Regulatory Assets	$513	$654

Regulatory Liabilities(b)
Removal costs(d)(e)	$181	$158	(g	)
Accrued pension and postretirement(e)	27	—	(h	)
Other(l)	8	9	(h	)

Total Regulatory Liabilities	$216	$167

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(c)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(d)	Included in rate base.
(e)	Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Recovery/refund is over the life of the associated asset or liability.
(g)	Liability is extinguished over the lives of the associated assets.
(h)	Recovery/Refund period currently unknown.
(i)	The 2006 amount includes $31 million related to adoption of SFAS No. 158 (see Note 18) and $116 million related to impacts of purchase accounting as a result of Duke Energy’s merger with Cinergy (see Note 2).
(j)	Recovered via revenue rider or 2010.
(k)	Included in Other Current Assets on the Consolidated Balance Sheets.
(l)	Included in Accounts Payable or Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(m)	Included in Deferred Debt Expense on the Consolidated Balance Sheets.

Regulatory Merger Approvals. As discussed in Note 1 and Note 2, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO, and the KPSC required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. During the first quarter of 2007, Duke Energy Ohio had completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million and $34 million of these rate reductions were passed through to customers during the years ended December 31, 2007 and 2006, respectively.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $2 million of the rate reduction was passed through to customers during each of the years ended December 31, 2007 and 2006, respectively.

•	The FERC approved the merger without conditions.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Franchised Electric and Gas. Rate Related Information. The KPSC approves rates for retail electric and gas services within the Commonwealth of Kentucky. The PUCO approves rates and market prices for retail electric and gas services within the state of Ohio, except that non-regulated sellers of gas and electric generation also are allowed to operate in Ohio (see “Commercial Power” below). The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a RSP, a MBSSO approved by the PUCO in November 2004. In March 2005, the OCC appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio and the Court issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded to the PUCO on two issues. The Court ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order.

In October 2007, the PUCO issued its ruling in response to the Supreme Court’s decision. The PUCO affirmed the MBSSO, with certain modifications, and maintained the current price. The ruling provides for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also rescinded the requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and required Duke Energy Ohio to retain ownership for the remainder of the RSP period. The ruling also incorrectly implied that Duke Energy Ohio’s nonresidential RTC will terminate at the end of 2008. On November 23, 2007, Duke Energy Ohio filed an application for rehearing on the portions of the PUCO’s ruling relating to (1) whether certain pricing components may be avoided by customers, (2) the right to transfer generating assets, and (3) the termination date of the RTC. On December 19, 2007, the PUCO issued its Entry on Rehearing granting in part and denying in part Duke Energy Ohio’s Application for Rehearing. Among other things, the Commission modified and clarified the applicability of various rate riders during customer shopping situations. It also clarified that the residential RTC terminates at the end of 2008 and that the nonresidential RTC terminates at the end of 2010 and agreed to give further consideration to whether Duke Energy Ohio may transfer its generating assets to an EWG.

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of the PUCO’s decision on remand regarding Duke Energy Ohio’s RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio has asked the Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive suppler. The OCC also has filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. Pending the Ohio Supreme Court’s consideration of its appeal, the OCC has requested that the PUCO stay implementation of the Infrastructure Maintenance Fund charge approved in the October 2007 order to be collected from customers. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision or whether the PUCO will grant the OCC’s request for a stay. However, Duke Energy Ohio does not anticipate the resolution of this matter will have a material impact on its results of operations, cash flows or financial position.

In August 2006, Duke Energy Ohio filed an application with the PUCO to amend its MBSSO through 2010. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. On November 30, 2007, due to new legislation pending in the Ohio General Assembly regarding the pricing of competitive retail generation services, Duke Energy Ohio requested PUCO approval to withdraw its application to amend its MBSSO. Upon approval of the new legislation, Duke Energy Ohio will likely seek approval of a new generation pricing formula.

Duke Energy Ohio’s MBSSO includes a fuel clause, System Reliability Tracker to recover reserve capacity costs and an Annually Adjusted Component (AAC) to recover changes in environmental, tax and homeland security costs. These price components are audited annually by the PUCO. In April 2007 Duke Energy Ohio entered into a settlement resolving all open issues identified in the 2006 audits and application to amend the 2007 AAC market price with some of the parties. After an evidentiary hearing, the PUCO issued its order approving the partial settlement on November 20, 2007.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

the spring of 2008. The application also requests approval to continue tracker recovery of costs associated with an accelerated gas main replacement program. The PUCO accepted the application for filing in September 2007. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement calls for an annual revenue increase of $18.2 million overall, or 3 percent, and will permit continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated main replacement program. The parties, however, did not agree on one aspect of Duke Energy Ohio’s proposed rate design. That issue and the settlement agreement were presented to the PUCO in an evidentiary hearing on March 5-6, 2008, for consideration and approval.

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

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. An order on the application is expected in the first quarter of 2008.

New Legislation. On September 25, 2007, at the request of the Governor of Ohio, the Ohio Senate introduced a bill (SB 221) that proposes a comprehensive change to Ohio’s 1999 electric energy industry restructuring legislation. If enacted, SB 221 would expand the PUCO’s authority over generation to: implement the state’s revised energy policy; regulate electric distribution utility prices for standard service; and permit the PUCO to implement rules for advanced energy portfolio and energy efficiency standards, greenhouse gas emission reporting requirements, and pilot project carbon sequestration activities in conjunction with other state agencies. Under SB 221, electric distribution utilities have the ability to apply for PUCO approval of one of two generation pricing alternatives – a market option, or an Electric Security Plan (ESP) option. The market option is based upon a competitive bidding process. The ESP option will allow for the recovery of specified costs. The PUCO, however, would have authority to disallow the market option and compel the ESP option. SB 221, if enacted, would limit the ability of a utility to transfer its dedicated generating assets to an EWG absent PUCO approval. SB 221 passed the Ohio Senate on October 31, 2007, and is currently pending before the Ohio House of Representatives.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

On February 21, 2008, new legislation (HB 487) that would establish annual alternative energy benchmarks for electric distribution utilities and electric service companies, and energy efficiency standards for electric distribution utilities, was also introduced in the Ohio House of Representatives. Under this legislation, specified portions of the electricity supply of such utilities and companies must be generated from advanced energy or renewable energy resources, including specifically, solar resources. The legislation provides for the PUCO to annually review a utility’s or company’s compliance and to impose penalties for non-compliance with the benchmarks. HB 487 also establishes policies regarding the geologic storage of carbon dioxide and requires the reporting of greenhouse gas emissions. HB 487 is currently pending in the Ohio House of Representatives. At this time, Duke Energy Ohio is not able to estimate the impact these legislative initiatives might have on its consolidated results of operations, cash flows, or financial position.

Other. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released an expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all interveners and will be completed at the end of 2012.

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

FERC Issues Electric Reliability Standards. Consistent with reliability provisions of the Energy Policy Act of 2005, on July 20, 2006, FERC issued its Final Rule certifying the North American Electric Reliability Council (NERC) as the Electric Reliability Organization. NERC has filed over 100 proposed reliability standards with FERC. On March 16, 2007, FERC issued a final rule establishing mandatory, enforceable reliability standards for the nation’s bulk power system. In the final rule, FERC approved 83 of the 107 standards submitted by the NERC and compliance with these standards became mandatory on June 18, 2007. FERC has since approved several additional standards. Compliance with the remaining standards is expected to continue on a voluntary basis as good utility practice. Duke Energy Ohio does not believe that the issuance of these standards will have a material impact on its consolidated results of operations, cash flows, or financial position.

Midwest ISO Resource Adequacy Filing. On December 28, 2007, the Midwest ISO filed its Electric Tariff Filing Regarding Resource Adequacy in compliance with the FERC’s request of Midwest ISO to file Phase II of its long-term Resource Adequacy plan by December 2007. The proposal includes establishment of a resource adequacy requirement in the form of planning reserve margin. While the proposal has been filed for approval from the FERC, it currently lacks enforcement and financial settlement mechanisms. Given that the proposal has not yet been approved by the FERC, it is difficult to estimate its impact on Duke Energy Ohio, but at this time Duke Energy Ohio does not believe the resource adequacy requirement will have a material impact on its consolidated results of operations, cash flows, or financial position.

Commercial Power. Reported results for Commercial Power are subject to volatility due to the over- or under-collection of certain costs, including fuel and purchased power, since Commercial Power is not subject to regulatory accounting pursuant to SFAS No. 71. In addition, Commercial Power could be impacted by certain of the regulatory matters discussed above, including the Duke Energy Ohio electric rate filings.

6. Joint Ownership of Generating and Transmission Facilities

Duke Energy Ohio, Columbus Southern Power Company (CSP), and Dayton Power & Light (DP&L) jointly own electric generating units and related transmission facilities in Ohio. Duke Energy Kentucky and DP&L jointly own an electric generating unit. Duke Energy Ohio and Wabash Valley Power Association, Inc jointly own the Vermillion generating station in Indiana.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

As of December 31, 2007, Duke Energy Ohio’s shares in jointly-owned plant or facilities were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Duke Energy Ohio
Production:
Miami Fort Station (Units 7 and 8)(b)	64.0%	$592	$157	$12
W.C. Beckjord Station (Unit 6)(b)	37.5	47	33	4
J.M. Stuart Station(a)(b)	39.0	426	188	265
Conesville Station (Unit 4)(a)(b)	40.0	81	54	85
W.M. Zimmer Station(b)	46.5	1,328	499	5
Killen Station(a)(b)	33.0	207	123	85
Vermillion Station(b)	75.0	197	41	—
Transmission(c)	Various	88	49	2
Duke Energy Kentucky
Production:
East Bend Station(c)	69.0	429	220	1

(a)	Station is not operated by Duke Energy Ohio.
(b)	Included in Commercial Power segment.
(c)	Included in Franchised Electric and Gas segment.

Duke Energy Ohio’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.

7. Income Taxes

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The following details the components of income tax expense from continuing operations:

Income Tax Expense from Continuing Operations

	Successor(a)		Predecessor(a)
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Current income taxes
Federal	$120	$139	$55	$188
State	13	22	6	13

Total current income taxes(b)	133	161	61	201

Deferred income taxes
Federal	19	(100)	11	(47)
State	1	(18)	(3)	8

Total deferred income taxes	20	(118)	8	(39)

Investment tax credit amortization	(2)	(2)	(1)	(5)

Total income tax expense from continuing operations	151	41	68	157
Total income tax (benefit) expense from discontinued operations	—	(3)	(1)	27
Total income tax benefit from cumulative effect of change in accounting principle	—	—	—	(2)

Total income tax expense included in Consolidated Statements of Operations	$151	$38	$67	$182

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Included in the “Total current income taxes” line above is a Fin 48 benefit of approximately $13 million.

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	Successor(a)		Predecessor(a)
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$145	$36	$65	$144
State income tax, net of federal income tax effect	9	3	2	14
Depreciation and other PP&E related differences	9	6	2	3
ITC amortization	(2)	(2)	(1)	(5)
Manufacturing Deduction	(10)	(2)	—	—
Other items, net	—	—	—	1

Total income tax expense from continuing operations	$151	$41	$68	$157

Effective Tax Rates	36.4%	40.2%	36.6%	38.1%

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The manufacturing deduction was created by the American Job Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities. During the years ended December 31, 2006 and 2005, the Act provided for a 3% deduction on qualified production activities. During the year ended December 31, 2007, the deduction increased to 6% on qualified production activities.

Net Deferred Income Tax Liability Components

	Successor(a)
	As of December 31,
	2007	2006
	(in millions)
Deferred credits and other liabilities	$100	$112
Other	54	66

Total deferred income tax assets	154	178

Investments and other assets	(68)	(72)
Accelerated depreciation rates	(1,311)	(1,308)
Regulatory assets and deferred debits	(195)	(252)

Total deferred income tax liabilities	(1,574)	(1,632)

Total net deferred income tax liabilities	$(1,420)	$(1,454)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Income Tax Liabilities

	Successor(a)
	As of December 31,
	2007	2006
	(in millions)
Current deferred tax assets, included in other current assets	$26	$21
Current deferred tax liabilities, included in other current liabilities	(10)	—
Non-current deferred tax liabilities	(1,436)	(1,475)

Total net deferred income tax liabilities	$(1,420)	$(1,454)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

On January 1, 2007, Duke Energy Ohio adopted FIN 48. The following table shows the impacts of adoption of FIN 48 on Duke Energy Ohio’s Consolidated Balance Sheets.

Increase/ (Decrease)
(in millions)
Assets
Goodwill	$4

Liabilities
Other Liabilities (non-current)(a)	$51
Interest Accrued (current)	(11)
Deferred Income Taxes	(36)

Total	$4

Common Stockholder’s Equity
Retained Earnings—Cumulative Effect of Accounting Change	$—

(a)	Includes liability for unrecognized tax benefits and accrued interest and penalties, including reserves against gain contingencies. These gain contingencies were not recorded prior to the adoption of FIN 48.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Effective with the adoption of FIN 48 on January 1, 2007, Duke Energy Ohio recognized approximately $6 million of accrued interest payable, which reflects all interest related to income taxes, and no accrued penalties.

The following table details the changes in Duke Energy Ohio’s unrecognized tax benefits from January 1, 2007 to December 31, 2007.

Increase/ (Decrease)
(in millions)
Unrecognized Tax Benefits – January 1, 2007	$63

Unrecognized Tax Benefits Changes
Gross increases – tax positions in prior periods	$9
Gross decreases – tax positions in prior periods	(19)
Gross increases – current period tax positions	—
Settlements	(6)
Lapse of statute of limitations	—

Total Changes	$(16)

Unrecognized Tax Benefits – December 31, 2007	$47

At December 31, 2007, no portion of the total unrecognized tax benefits would, if recognized, affect the effective tax rate. Additionally, at December 31, 2007, Duke Energy Ohio has approximately $7 million of unrecognized tax benefits related to pre-merger tax positions that, if recognized, would affect goodwill. It is reasonably possible that Duke Energy Ohio will reflect an approximate $35 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

During the year ended December 31, 2007, Duke Energy Ohio recognized net interest expense of approximately $2 million. At December 31, 2007, Duke Energy Ohio had approximately $7 million of interest payable, which reflects all interest related to income taxes, and no accrued penalties.

Duke Energy Ohio has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

8. Asset Retirement Obligations

In June 2001, the FASB issued SFAS No. 143, which was adopted by Duke Energy Ohio on January 1, 2003. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the life of the asset. The liability increases due to the passage of time based on the time value of money until the obligation is settled. Subsequent to the initial recognition, the liability is adjusted for any revisions to the expected value of the retirement obligation (with corresponding adjustments to property, plant, and equipment), and for accretion of the liability due to the passage of time. Additional depreciation expense is recorded prospectively for any increases to the carrying amount of the associated asset.

Asset retirement obligations at Duke Energy Ohio relate primarily to the retirement of gas mains, asbestos abatement at certain generating stations and closure and post-closure activities of landfills. In accordance with SFAS No. 143, Duke Energy Ohio identified certain assets that have an indeterminate life, and thus the fair value of the retirement obligation is not reasonably estimable. These assets included transmission pipelines. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The adoption of SFAS No. 143 had no impact on the income of the regulated electric and gas operations, as the effects were offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

In March 2005, the FASB issued FIN 47. As a result of the adoption of FIN 47 in 2005, net property, plant and equipment decreased by approximately $7 million, regulatory liabilities decreased by approximately $27 million, and ARO liabilities increased by approximately $39 million. The adoption of FIN 47 had no impact on the income of the regulated electric operations, as the effects were offset by the establishment of regulatory assets and liabilities pursuant to SFAS No. 71. For obligations related to other operations, a before tax cumulative effect adjustment of approximately $5 million was recorded in the fourth quarter of 2005 as a reduction in earnings (see Note 1).

The pro forma effects of adopting FIN 47, including the impact on the balance sheet and net income are not presented due to the immaterial impact.

The asset retirement obligation is adjusted each period for any liabilities incurred or settled during the period, accretion expense and any revisions made to the estimated cash flows.

Reconciliation of Asset Retirement Obligation Liability (in millions)

Successor(a)
Balance as of January 1, 2007	$41
Accretion expense	2
Liabilities settled(b)	(12)

Balance as of December 31, 2007	$31

Balance as of April 1, 2006	$41
Accretion expense	2
Revisions in estimated cash flows	(2)

Balance as of December 31, 2006	$41

Predecessor(a)
Balance as of January 1, 2006	$41
Accretion expense	1
Revisions in estimated cash flows	(1)

Balance as of March 31, 2006	$41

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Liabilities settled during 2007 were related to the retirement of gas mains.

Upon adoption of SFAS No. 143, Duke Energy Ohio’s regulated electric and regulated natural gas operations classifies removal costs for property that does not have an associated legal retirement obligation as a regulatory liability, in accordance with regulatory treatment under SFAS No. 71. Duke Energy Ohio does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any non-regulated assets (including Duke Energy Ohio’s generation assets). The total amount of removal costs included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $181 million and $158 million as of December 31, 2007 and 2006, respectively.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio’s Derivative Portfolio Carrying Value as of December 31, 2007

Asset/(Liability)	Maturity in 2008	Maturity in 2009	Maturity in 2010	Maturity in 2011 and Thereafter	Total Carrying Value
	(in millions)
Hedging	$(12)	$(9)	$—	$(2)	$(23)
Undesignated	5	2	—	—	7

Total	$(7)	$(7)	$—	$(2)	$(16)

The amounts in the table above represent the combination of amounts presented as assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets.

Transfer of Certain Duke Energy Assets and Commodity Cash Flow Hedges. As part of the merger with Duke Energy on April 3, 2006, Duke Energy Ohio acquired certain generation assets from Duke Energy, representing approximately 3,600 MW of power generation and those assets were added to Duke Energy Ohio’s non-regulated generation portfolio. All derivatives related to the Midwestern generation fleet are included in Duke Energy Ohio’s Consolidated Balance Sheets at December 31, 2007 and 2006. Duke Energy Ohio also assumed approximately $63 million of pre-tax deferred losses ($39 million, net of tax) associated with contracts formerly designated as cash flow hedges of forecasted power sales and gas purchases from Duke Energy’s Midwestern generation fleet. These contracts were sold by Duke Energy in 2005 and the deferred losses remain on the Consolidated Balance Sheet in AOCI until the related hedged transactions (gas purchases and power sales) occur. (See Note 1 and Note 2 for further details on the completed merger and Note 3 for details on the transfer of generation assets.) During 2007, Duke Energy Ohio entered into additional contracts to protect margins for a portion of future sales and generation revenues and fuel expenses for the non-regulated portfolio. Duke Energy Ohio is hedging exposures to the price variability of these commodities for a maximum period of 2 years.

As of December 31, 2007, $26 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges were accumulated on the Consolidated Balance Sheet in AOCI, and are expected to be recognized in earnings during the next twelve months. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

Other Derivative Contracts. Trading. Duke Energy Ohio has been exposed to the impact of market fluctuations in the prices of natural gas, electricity and other energy-related products marketed and purchased as a result of proprietary trading activities. In June 2006, Cinergy sold its commercial marketing and trading business, including certain of Duke Energy Ohio’s trading contracts, to Fortis. The results of this trading activity have been reflected in (Loss) Income from Discontinued Operations, net of tax in the Consolidated Statements of Operations, including prior periods. In October 2006, the sale transaction was completed and Duke Energy Ohio entered into a series of Total Return Swaps (TRS) with Fortis (see Note 13).

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

Normal Purchases and Normal Sales Exception. Duke Energy Ohio has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133 and interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate primarily to the delivery of electricity over the next 7 years, are not included in the table above.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Ohio to risk as a result of its issuance of variable and fixed rate debt. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Ohio also enters into interest rate swaps to manage and mitigate interest rate risk exposure.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio’s recognized interest rate derivative ineffectiveness was not material to its consolidated results of operations, cash flows or financial position for the year ended December 31, 2007, nine month period ended December 31, 2006 and the predecessor three months ended March 31, 2006 and the twelve months ended December 31, 2005. As of December 31, 2007, $3 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges were accumulated on the Consolidated Balance Sheets in a separate component of Common stockholder’s equity, in AOCI, and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur. However, due to the volatility of interest rates, the corresponding value in AOCI for unsettled positions will likely change prior to its reclassification into earnings.

Credit Risk. Where exposed to credit risk, Duke Energy Ohio analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

Duke Energy Ohio’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Ohio may use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Duke Energy Ohio also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Financial Instruments. The fair value of financial instruments, excluding derivatives included elsewhere in this Note, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2007 and 2006, are not necessarily indicative of the amounts Duke Energy Ohio could have realized in current markets.

Financial Instruments

	Successor(a)
	As of December 31,
	2007		2006
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt(b)	$1,936	$1,914	$1,881	$1,872

(a)	See Note 1 to the Consolidated Financial Statements for additional information on Predecessor and Successor reporting.
(b)	Includes current maturities.

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

10. Goodwill and Intangibles

Duke Energy Ohio evaluates the impairment of goodwill under the guidance of SFAS No. 142. There were no goodwill impairment charges in 2007, 2006 or 2005 as a result of the annual impairment tests required by SFAS No. 142. As discussed further in Note 2, in April 2006, Duke Energy and Cinergy consummated their merger, which resulted in Duke Energy Ohio recording goodwill of approximately $2.3 billion. Duke Energy Ohio had no goodwill prior to this date. The following table shows the components of goodwill at December 31, 2007:

Carrying Amount of Goodwill

	Successor(a)
	Balance at December 31, 2006	Changes	Balance at December 31, 2007
	(in millions)
Commercial Power	$1,200	$(12)	$1,188
Franchised Electric and Gas	1,148	(11)	1,137

Total Goodwill	$2,348	$(23)	$2,325

	Successor(a)
	Balance at April 1, 2006	Changes	Balance at December 31, 2006
	(in millions)
Commercial Power	$1,111	$89	$1,200
Franchised Electric and Gas	1,062	86	1,148

Total Goodwill	$2,173	$175 (b)	$2,348

(a)	See Note 1 for additional information on Successor reporting.
(b)	The approximate $175 million increase in goodwill resulting from the merger between Duke Energy and Cinergy reflects efforts to finalize valuations and related allocations of goodwill.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31, 2007 and December 31, 2006 are as follows:

	Successor(a)
	December 31, 2007	December 31, 2006
	(in millions)
Emission allowances	$365	$495
Gas, coal, and power contracts	271	271
Other	9	9

Total gross carrying amount	645	775

Accumulated amortization—gas, coal, and power contracts	(89)	(40)
Accumulated amortization—other	(5)	(3)

Total accumulated amortization	(94)	(43)

Total intangible assets, net	$551	$732

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Carrying values of emission allowances sold or consumed were as follows:

Successor(a)		Predecessor(a)
Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
(in millions)
$154	$267	$36	$227

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Amortization expense for gas, coal and power contracts and other intangible assets recorded for Duke Energy Ohio was as follows:

Successor(a)		Predecessor(a)
Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
(in millions)
$51	$43	$1	$3

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2007. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, additional intangible acquisitions and other events.

	2008	2009	2010	2011	2012
	(in millions)
Expected amortization expense	$122	$75	$32	$39	$36

Intangible Liabilities

In connection with the Duke Energy and Cinergy merger, Duke Energy Ohio recorded an intangible liability amounting to approximately $113 million associated with the MBSSO in Ohio that will be recognized in earnings through December 31, 2008. The carrying amount of this intangible liability was approximately $67 million and $95 million at December 31, 2007 and 2006, respectively. The remaining $67 million will be amortized to income in 2008. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts. The carrying amount of these intangible liabilities was approximately $22 million and $39 million at December 31, 2007 and 2006, respectively. This balance will be amortized to income as follows: approximately $6 million in each of the years 2008 through 2010, and approximately $4 million in 2011.

11. Related Party Transactions

Duke Energy Ohio engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2007 and December 31, 2006 are as follows:

	Successor(a)(b)
	December 31, 2007	December 31, 2006
	(in millions)
Current assets(c)	$58	$51
Non-current assets(d)	$—	$1
Current liabilities(e)	$(266)	$(196)
Net deferred tax liabilities(f)	$(1,401)	$(1,417)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Balances exclude assets or liabilities associated with accrued pension and other postretirement benefits, Cinergy Receivables and money pool arrangements as discussed below.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(c)	The balance at December 31, 2007 and 2006 is classified as Receivables on the Consolidated Balance Sheets.
(d)	The balance at December 31, 2006 is classified as Other non-current assets on the Consolidated Balance Sheets.
(e)	Of the balance at December 31, 2007, approximately ($256) million is classified as Accounts payable and ($10) million is classified as Taxes accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($95) million is classified as Accounts payable and ($101) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(f)	Of the balance at December 31, 2007, approximately ($1,409) million is classified as Deferred income taxes, ($16) million is classified as Investment tax credit and $24 million is classified as Other current assets on the Consolidated Balance Sheets. Of the balance at December 31, 2006, approximately ($1,417) million is classified as Deferred income taxes, ($19) million is classified as Investment tax credit and $19 million is classified as Other current assets on the Consolidated Balance Sheets.

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

The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Ohio, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations were as follows:

	Successor(a)		Predecessor(a)
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Corporate governance and shared services expenses	$249	$290	$112	$370

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

See Note 18 for detail on expense amounts allocated from Cinergy to Duke Energy Ohio related to Duke Energy Ohio’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and postretirement health care and insurance benefits. Additionally, Duke Energy Ohio has been allocated accrued pension and other postretirement benefit obligations from Cinergy of approximately $266 million at December 31, 2007 and approximately $393 million at December 31, 2006. The above amounts have been classified in the Consolidated Balance Sheets as follows:

	Successor(a)
	December 31, 2007	December 31, 2006
	(in millions)
Other current liabilities	$5	$9
Accrued pension and other postretirement benefit costs	$259	$381
Other deferred credits and other liabilities	$2	$3

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Additionally, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Ohio as Receivables in the Consolidated Balance Sheets and was approximately $189 million and $133 million as of December 31, 2007 and December 31, 2006, respectively.

During the second quarter of 2007 Duke Energy Ohio received a $29 million capital contribution from its parent, Cinergy.

See Note 3 for a discussion of amounts paid to Duke Energy Ohio as a result of the agreement between Duke Energy and Duke Energy Ohio related to Duke Energy’s contribution of its ownership interests in five plants to Duke Energy Ohio. See Note 16 for a discussion of dividends Duke Energy Ohio paid to its parent, Cinergy.

Duke Energy Ohio participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of December 31, 2007 and December 31, 2006, Duke Energy Ohio was in a payable position of $189 million and $274 million, respectively, classified within Notes payable in the accompanying Consolidated Balance Sheets. The expenses associated with money pool activity for Duke Energy Ohio, which are recorded in Interest Expense on the Consolidated Statements of Operations for the twelve months ended December 31, 2007, nine months ended December 31, 2006, three months ended March 31, 2006 and twelve months ended December 31, 2005 were $11 million, $6 million, $2 million and $6 million, respectively. See Note 15 for further discussion of the money pool arrangement.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

12. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Ohio sells certain of its accounts receivable and related collections through Cinergy Receivables a bankruptcy remote, special purpose entity. Cinergy Receivables is a wholly-owned non-consolidated limited liability company of Cinergy. As a result of the securitization, Duke Energy Ohio sells, on a revolving basis, its retail accounts receivable, including estimated unbilled revenues, and related collections. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The note, which amounts to approximately $189 million and $133 million at December 31, 2007 and 2006, respectively, is subordinate to senior loans that Cinergy Receivables obtain from commercial paper conduits controlled by unrelated financial institutions which is the source of funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2007 and 2006.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are the anticipated credit losses, the selection of discount rates, and expected receivables turnover rate. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to Duke Energy Ohio’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. Interest accrues to Duke Energy Ohio on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

The key assumptions used in estimating the fair value are as follows:

	Years Ended December 31,
	2007	2006	2005
Anticipated credit loss rate	0.7%	0.8%	0.8%
Discount rate on expected cash flows	7.7%	7.4%	5.7%
Receivables turnover rate	12.4%	12.7%	13.0%

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the periods ending:

	Successor(a)		Predecessor(a)
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Receivables sold as of period end	$437	$370
Less: Retained interests	189	133

Net receivables sold as of period end	$248	$237
Sales during period
Receivables sold	$3,189	$1,982	$869	$2,636
Loss recognized on sale	46	29	12	35
Cash flows during period
Cash proceeds from sold receivables(b)	$3,086	$1,935	$919	$2,546
Collection fees received	3	2	—	2
Return received on retained interests	25	13	8	14

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Cash flows from the sale of receivables are reflected within Operating Activities on the Consolidated Statements of Cash Flows.

13. Discontinued Operations and Assets Held for Sale

In June 2006, Cinergy agreed to sell its commercial marketing and trading businesses, including certain of Duke Energy Ohio’s trading contracts, to Fortis, a Benelux-based financial services group. In October 2006, the sale was completed. Results of operations for these trading contracts have been reflected in (Loss) Income from Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations. In October 2006, in connection with this transaction, Duke Energy Ohio entered into a series of TRS with Fortis, which were accounted for as mark to market derivatives. The TRS offset the net fair value of the contracts sold to Fortis. The TRS was cancelled for each underlying contract as each was transferred to Fortis. All economic and credit risk associated with the contracts was transferred to Fortis as of the date of the sale through the TRS. As of December 31, 2007, all of the contracts have been novated by Fortis.

The following table summarizes the results classified as (Loss) Income from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. There was no discontinued operations activity in 2007.

	Successor(a)	Predecessor(a)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Revenues	$5	$9	$119
Operating Income (Loss)
Income (Loss) Before Taxes	(6)	(3)	73
Income Tax Expense (Benefit)	(2)	(1)	27

(Loss) Income from Discontinued Operations, net of tax	$(4)	$(2)	$46
Net Loss on Dispositions
Pre-tax loss on dispositions	$(3)	$—	$—
Income tax benefit	(1)	—	—

Loss on dispositions, net of tax	$(2)	$—	$—

Total (Loss) Income from Discontinued Operations, net of tax	$(6)	$(2)	$46

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The following table presents the carrying values of the major classes of assets and associated liabilities held for sale in the accompanying Consolidated Balance Sheets as of December 31, 2006. There were no assets held for sale or liabilities associated with assets held for sale at December 31, 2007.

Successor(a) December 31, 2006
(in millions)
Assets Held for Sale
Current assets	$25
Other assets	18

Total Assets Held for Sale	$43

Liabilities Associated with Assets Held for Sale
Current liabilities	$25
Other	18

Total Liabilities Associated with Assets Held for Sale	$43

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

14. Property, Plant and Equipment

	Estimated Useful Life	Successor(a)
		December 31, 2007	December 31, 2006
	(Years)	(in millions)
Land	—	$129	$127
Plant—Regulated
Electric generation, distribution and transmission(b)	8 – 100	3,197	3,068
Natural gas transmission and distribution(b)	12 – 60	1,436	1,339
Other buildings and improvements(b)	25 – 100	129	122
Plant—Unregulated
Electric generation, distribution and transmission	8 – 100	3,813	3,547
Other buildings and improvements	30	25	25
Equipment	5 – 25	64	59
Construction in process	—	594	576
Other	5 – 20	190	186

Total property, plant and equipment		9,577	9,049
Total accumulated depreciation—regulated(c)		(1,640)	(1,569)
Total accumulated depreciation—unregulated		(457)	(345)

Total net property, plant and equipment		$7,480	$7,135

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Includes capitalized leases of approximately $88 million for 2007 and $74 million for 2006.
(c)	Includes accumulated amortization of capitalized leases: $10 million for 2007 and $8 million for 2006.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $30 million for the year ended December 31, 2007, $14 million for the nine months ended December 31, 2006, $3 million for the three months ended March 31, 2006, and $7 million for the year ended December 31, 2005.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

15. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	Successor(a)
			December 31, 2007	December 31, 2006
			(in millions)
Unsecured debt	5.8%	2008 – 2036	$1,345	$1,445
Capital leases	5.2%	2008 – 2020	59	54
Other debt(b)	4.5%	2011 – 2041	572	424
Money Pool	5.4%		189	274
Unamortized debt discount and premium, net			(40)	(42)

Total debt			2,125	2,155
Current maturities of long-term debt			(126)	(105)
Short-term notes payable			(189)	(274)

Total long-term debt			$1,810	$1,776

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Includes $538 million and $398 million, respectively, of Duke Energy Ohio pollution control bonds as of December 31, 2007 and 2006, respectively. As of December 31, 2007 and 2006, $84 million and $131 million, respectively, was secured by first and refunding mortgage bonds and $12 million was secured by a letter of credit.

Unsecured Debt. As of December 31, 2007 and 2006, approximately $96 million of certain pollution control bonds, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date gives Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis.

In December 2007, Duke Energy Ohio issued $140 million in tax-exempt floating-rate bonds. The bonds are structured as insured auction rate securities, subject to an auction process every 35 days and bear a final maturity of 2041. The bonds were issued through the Ohio Air Quality Development Authority to fund a portion of the environmental capital expenditures at the Conesville, Stuart and Killen Generation Stations in Ohio.

In August 2006, Duke Energy Kentucky issued approximately $77 million principal amount of floating rate tax-exempt notes due August 1, 2027. Proceeds from the issuance were used to refund a like amount of debt on September 1, 2006 then outstanding at Duke Energy Ohio. Approximately $27 million of floating rate debt was swapped to a fixed rate concurrent with closing.

Money Pool. Duke Energy Ohio receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement, which allows Duke Energy Ohio to better manage its cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. Prior to the merger, Duke Energy Ohio participated in a similar money pool arrangement with Cinergy and other Cinergy subsidiaries. As of December 31, 2007 and December 31, 2006, Duke Energy Ohio was in a payable position of $189 million and $274 million, respectively, classified within Notes payable in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2007, the $85 million change in the money pool is reflected as a cash outflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the nine months ended December 31, 2006, the $52 million change in the money pool is reflected as a cash inflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the three months ended March 31, 2006, the $108 million change in the money pool is reflected as a cash inflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the year ended December 31, 2005, the $66 million change in the money pool is reflected as a cash outflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

Floating Rate Debt. Unsecured debt and other debt included approximately $538 million and $451 million of floating-rate debt as of December 31, 2007 and 2006, respectively. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate (LIBOR) for debt denominated in U.S. dollars. As of December 31, 2007 and 2006, the weighted-average interest rate associated with floating-rate debt was approximately 4.4 % and 4.2%, respectively.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

As of December 31, 2007 and mid-March 2008, Duke Energy Ohio had approximately $440 million of auction rate pollution control bonds outstanding. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Ohio prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. Beginning in February 2008, Duke Energy Ohio experienced failed auctions on a portion of these debt instruments. When failed auctions occur on a series of this debt, Duke Energy Ohio is required to pay the maximum auction rate as prescribed by the bond document. The maximum auction rate for the auction rate debt is 1.75 times one-month LIBOR. Payment of the failed-auction interest rates will continue until Duke Energy Ohio is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. Duke Energy Ohio is currently pursuing a refunding and refinancing plan, which is subject to approval by applicable state or county financing authorities and utility regulators. However, even if Duke Energy Ohio is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially effect Duke Energy Ohio’s overall financial position, results of operations or cash flows. The weighted-average interest rate, associated with Duke Energy Ohio’s auction rate pollution control bonds, was 4.56% as of December 31, 2007 and 5.37% as of March 6, 2008.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2007

(in millions)
2008	$126
2009	27
2010	6
2011	31
2012	506
Thereafter	1,240

Total long-term debt (including current maturities)	$1,936

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

In March 2008, Duke Energy increased its capacity under its master credit facility by $550 million. As a result of this increase, the borrowing sub limit of Duke Energy Ohio increased by $250 million to $750 million. The borrowing sub limit of Duke Energy Kentucky did not change.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facility.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy, Duke Energy Ohio and Duke Energy Kentucky to not exceed 65%. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2007, Duke Energy and Duke Energy Ohio were in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Other Assets Pledged as Collateral. As of December 31, 2007, substantially all of Franchised Electric and Gas’ electric plants in service are mortgaged under the indenture relating to Duke Energy Ohio.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Other Matters. In October 2007, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, Duke Energy and certain subsidiaries, including Duke Energy Ohio, may issue debt in the future at amounts, prices and with terms to be determined at the time of future offerings.

16. Common and Preferred Stock

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

During the year ended December 31, 2007, the three months ended March 31, 2006, and the year ended December 31, 2005, Duke Energy Ohio paid dividends to its parent, Cinergy, of $135 million $102 million and $250 million, respectively.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Clean Air Mercury Rule (CAMR) and Clean Air Interstate Rule (CAIR). The EPA finalized its CAMR and CAIR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the United States through a two-phased cap-and-trade program beginning in 2010. The CAIR limits total annual and summertime nitrogen oxides (NOx) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern United States through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2.

Duke Energy Ohio currently estimates that it will spend approximately $150 million between 2008 and 2012 to comply with Phase 1 of CAIR at plants that Duke Energy Ohio owns or partially owns but does not operate. Duke Energy Ohio currently estimates that it will not incur any significant costs for complying with Phase 2 of CAIR. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP (see Note 5).

On February 8, 2008 the U.S. Court of Appeals for the District of Columbia issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. The decision creates uncertainty regarding future mercury emission reduction requirements and their timing. Barring reversal of the decision if appealed, there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants while EPA conducts a new rulemaking. Duke Energy Ohio is unable to estimate the costs to comply with a new EPA rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time.

Manufactured Gas Plant (MGP) Sites. Duke Energy Ohio has performed site assessments on certain of its sites where MGP activities are believed to have occurred at some point in the past and have found no imminent risk to the environment. At this time, Duke Energy Ohio cannot predict whether investigation and/or remediation will be required in the future at any of these sites.

Coal Combustion Product (CCP) Management. Duke Energy Ohio currently estimates that it will spend approximately $75 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $8 million for each year ending December 31, 2007 and 2006, respectively. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Ohio believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

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

In November 1999, the United States brought a lawsuit in the United States Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA at Duke Energy Ohio’s W.C. Beckjord and Miami Fort Stations. The lawsuit alleges that Duke Energy Ohio violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment NSR and Ohio’s State Implementation Plan (SIP) permits for 8 projects undertaken at those plants. Additionally, the suit claims that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Unit 1 at Duke Energy Ohio’s W.C. Beckjord Station. Three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law that 6 of the 8 projects undertaken at the Duke Energy Ohio plants do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of EPA’s interpretation of the applicable regulations. The defendants filed motions for reconsideration; which were denied. A jury trial has been set to commence on May 5, 2008.

In March 2000, the United States also filed suit in the United States District Court for the Southern District of Ohio an amended complaint in a separate lawsuit alleging violations of the CAA regarding various generating stations, including a generating station operated by CSP and jointly-owned by CSP, DP&L, and Duke Energy Ohio. This suit is being defended by CSP (the CSP case). A trial on liability issues was conducted in July 2005. On October 9, 2007, CSP announced a settlement of its case. The settlement includes commitments by CSP to construct environmental equipment or otherwise to reduce emissions at certain plants and the payment of penalties and money to various environmental projects. Duke Energy Ohio does not expect the settlement to have a material impact on its consolidated results of operations, cash flows, or financial position.

In addition, Duke Energy Ohio has been informed by DP&L that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, CSP, and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. On December 14, 2007, the Court ordered a stay of the litigation for sixty days pending settlement negotiations among the parties. A trial has been set to commence in August 2008.

Other than the CSP case, it is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with these matters. Ultimate resolution of these matters, even in settlement, could have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position. However, Duke Energy Ohio will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the United States District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Cinergy was served with this lawsuit. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their notice of appeal to the Fifth Circuit Court of Appeals. Briefing is ongoing in the Fifth Circuit. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Ohio Antitrust Lawsuit. In January, 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio strongly denies the allegations made in the lawsuit and intends to defend itself vigorously. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Ohio’s consolidated results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio’s generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

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

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of December 31, 2007 and 2006, Duke Energy Ohio has recorded immaterial reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

Other. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

Operating and Capital Lease Commitments

Duke Energy Ohio leases assets in several areas of its operations. Consolidated rental expense for operating leases were $32 million for the year ended December 31, 2007, $20 million for the nine months ended December 31, 2006, $7 million for the three months ended March 31, 2006, and $30 million for the year ended December 31, 2005, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 15). Amortization of assets recorded under capital leases was included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2007:

	Operating Leases	Capital Leases
	(in millions)
2008	$15	$8
2009	12	9
2010	10	8
2011	8	7
2012	5	7
Thereafter	49	20

Total future minimum lease payments	$99	$59

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

Cinergy adopted the funded status recognition and disclosure provisions of SFAS No. 158 effective December 31, 2006. Cinergy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Cinergy used a September 30 measurement date for its defined benefit and other post-retirement plans.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Qualified Pension Plans

Cinergy’s qualified defined benefit pension plans cover substantially all United States employees meeting certain minimum age and service requirements. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which varies with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy U.S. employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of the their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years.

Funding for the qualified defined benefit pension plans is based on actuarially determined contributions, the maximum of which is generally the amount deductible for tax purposes and the minimum being that required by the Employee Retirement Income Security Act of 1974, as amended. The pension plans’ assets consist of investments in equity and debt securities.

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the retirement plan is 11 years. Cinergy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years.

Duke Energy Ohio’s qualified pension plan pre-tax net periodic pension benefit costs as allocated by Cinergy were as follows:

	Successor(a)		Predecessor(a)
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006(b)	Three Months Ended March 31, 2006(b)	Twelve Months Ended December 31, 2005(b)
	(in millions)
Qualified Pension Benefits(c)	$14	$20	$6	$13
(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Includes immaterial amounts reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.
(c)	Excludes approximately $7 million for the twelve months ended December 31, 2007 and approximately $8 million for the nine months ended December 31, 2006 of regulatory asset amortization resulting from purchase accounting.

The fair value of Cinergy’s plan assets was approximately $1,701 million as of December 31, 2007 and approximately $1,302 million as of September 30, 2006. The projected benefit obligation for the plans was approximately $1,941 million as of December 31, 2007 and approximately $1,976 million as of September 30, 2006. The accumulated benefit obligation for the plans was approximately $1,753 million as of December 31, 2007 and approximately $1,688 million at September 30, 2006. The accrued pension liability as allocated by Cinergy to Duke Energy Ohio and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2007 and 2006 was approximately $118 million and approximately $246 million, respectively.

Duke Energy made qualified pension benefit contributions of approximately $350 million, $124 million and $102 million to the legacy Cinergy qualified pension benefit plans, of which approximately $83 million, $22 million and $18 million represents contributions made by Duke Energy Ohio for the year ended December 31, 2007, nine months ended December 31, 2006 and the year ended December 31, 2005, respectively. No amounts were contributed to the legacy Cinergy qualified pension plans for the three months ended March 31, 2006.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Qualified Pension Plans—Amounts Recognized in Accumulated Other Comprehensive Income (Loss) and Regulatory Assets Consist of:

	Successor(a) As of December 31,
	2007	2006
	(in millions)
Regulatory Assets	$33	$27

Accumulated Other Comprehensive Income
Deferred income tax asset	$5	$(2)
Prior service cost	2	—
Net actuarial (gain) loss	(14)	4

Net amount recognized—Accumulated other comprehensive income (loss)	$(7)	$2

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

An immaterial amount in AOCI will be recognized in net periodic pension costs in 2008.

Assumptions Used for Cinergy’s Pension Benefits Accounting

	2007	2006	2005
	(percentages)
Benefit Obligations
Discount rate	6.00	5.75	5.75
Salary increase	5.00	5.00	4.00
Net Periodic Benefit Cost
Discount rate[a]	5.75	5.50-6.00	5.75
Salary increase	5.00	5.00	4.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50
(a)	Discount rate for Successor was 5.75% and 6.00% for the year ended December 31, 2007 and for the nine months ended December 31, 2006, respectively. Discount rates for Predecessor was 5.50% and 5.75% for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively (see Note 1 for additional information on Predecessor and Successor reporting).

Non-Qualified Pension Plans

In addition, Cinergy also maintains, and Duke Energy Ohio participates in, non-qualified, non-contributory defined benefit retirement plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the non-qualified retirement plans is 11 years. There are no plan assets. The projected benefit obligation for the plans was approximately $105 million as of December 31, 2007 and approximately $114 million as of September 30, 2006. The accumulated benefit obligation for the plans was approximately $102 million as of December 31, 2007 and approximately $109 million at September 30, 2006. The accrued pension liability as allocated by Cinergy to Duke Energy Ohio and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2007 and 2006 was approximately $5 million and $6 million, respectively, and as recognized in Other Current Liabilities within the Consolidated Balance Sheet at December 31, 2007 and 2006 was approximately $2 million.

Duke Energy Ohio’s non-qualified pension plan pre-tax net periodic pension benefit costs as allocated by Cinergy were as follows:

	Successor(a)		Predecessor(a)
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Non-Qualified Pension(b)	$1	$1	$—	$1
(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Includes immaterial amounts reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Non-Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2007	2006	2005
	(percentages)
Benefit Obligations
Discount rate	6.00	5.75	5.75
Salary increase	5.00	5.00	4.00
Net Periodic Benefit Cost
Discount rate[a]	5.75	5.50-6.00	5.75
Salary increase	5.00	5.00	4.00

(a)	Discount rate for Successor was 5.75% and 6.00% for the year ended December 31, 2007 and the nine months ended December 31, 2006, respectively. Discount rates for Predecessor was 5.50% and 5.75% for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively (see Note 1 for additional information on Predecessor and Successor reporting).

Other Post-Retirement Benefit Plans

Duke Energy Ohio participates in other postretirement benefit plans sponsored by Cinergy. Cinergy provides certain health care and life insurance benefits to retired United States employees and their eligible dependents on a contributory and non-contributory basis. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments. These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 12 years. Duke Energy Ohio’s Other Post-Retirement Plan pre-tax Net Periodic Benefit costs as allocated by Cinergy were as follows:

	Successor(a)		Predecessor(a)
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006(b)	Three Months Ended March 31, 2006(b)	Twelve Months Ended December 31, 2005(b)
	(in millions)
Other Postretirement(c)	$11	$9	$3	$8
(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Includes immaterial amounts reflected in (Loss) Income From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.
(c)	Excludes approximately $4 million for the twelve months ended December 31, 2007 and approximately $2 million for the nine months ended December 31, 2006 of regulatory asset amortization resulting from purchase accounting.

The fair value of Cinergy’s other post-retirement benefit plans assets was approximately $32 million as of December 31, 2007 and zero as of September 30, 2006. The accumulated other post-retirement benefit obligation for the plans was approximately $464 million as of December 31, 2007 and $497 million as of September 30, 2006. The accrued other post-retirement liability as allocated by Cinergy to Duke Energy Ohio and recognized in Accrued pension and other postretirement benefit costs within the Consolidated Balance Sheets at December 31, 2007 and 2006 was $136 million and $129 million, respectively and as recognized in Other Current Liabilities within the Consolidated Balance Sheet at December 31, 2007 and 2006 was $2 million and $7 million, respectively.

Duke Energy made other postretirement plan contributions during 2007 of approximately $32 million to the legacy Cinergy other postretirement plans, of which approximately $9 million represents contribution made by Duke Energy Ohio. No amounts were contributed to the legacy Cinergy other postretirement plans for the nine months ended December 31, 2006, three months ended March 31, 2006, or year ended December 31, 2005.

Duke Energy Ohio recognized regulatory assets and AOCI related to its other post-retirement benefit plans of approximately $2 million and $1 million as of December 31, 2007, respectively, and $4 million and zero, as of December 31, 2006, respectively, within the Consolidated Balance Sheets.

An immaterial amount in AOCI will be recognized in net periodic other postretirement benefit costs in 2008.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Assumptions Used in Cinergy’s Other Postretirement Benefits Accounting

	2007	2006	2005
	(percentages)
Benefit Obligations
Discount rate	6.00	5.75	5.50
Net Periodic Benefit Cost
Discount rate(a)	5.75	5.50-6.00	5.50
Expected long-term rate of return on plan assets	5.53-8.50	N/A	N/A
(a)	Discount rate for Successor was 5.75% and 6.00% for the year ended December 31, 2007 and the nine months ended December 31, 2006, respectively. Discount rate for Predecessor was 5.50% and 6.00% for the three months ended March 31, 2006 and the year ended December 31, 2005, respectively (see Note 1 for additional information on Predecessor and Successor reporting).

Assumed Health Care Cost Trend Rates

	Medicare Trend Rate		Prescription Drug Trend Rate
	2007	2006	2007	2006
Health care cost trend rate assumed for next year	8.00%	8.50%	12.50%	13.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	4.75%	5.00%	4.75%
Year that the rate reaches the ultimate trend rate	2013	2013	2022	2022

19. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the year ended December 31, 2007, the nine months ended December 31, 2006, the three months ended March 31, 2006 and the year ended December 31 2005 are as follows:

	Successor(a)		Predecessor(a)
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006	Twelve Months Ended December 31, 2005
	(in millions)
Income/(Expense)
Interest income	$29	$15	$8	$17
AFUDC equity	4	2	1	1
Other	(1)	—	(1)	1

Total	$32	$17	$8	$19

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

20. Subsequent Events

For information related to subsequent events related to regulatory matters, debt and credit facilities, and commitments and contingencies, see Notes 5, 15 and 17, respectively.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

21. Quarterly Financial Data (Unaudited)

	Successor(a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)
2007
Total operating revenues	$916	$763	$955	$821	$3,455
Operating income	74	95	210	104	483
Net income	37	49	118	60	264

	Predecessor(a)	Successor(a)
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)
2006
Total operating revenues	$963	$696	$776	$789	$2,261
Operating income	208	41	90	35	166
Net income (loss)	116	(7)	60	2	55

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

During the first quarter 2007, Duke Energy Ohio recorded the following unusual or infrequently occurring items: a temporary rate reduction of $2 million due to merger approval obtained from PUCO related to the merger between Duke Energy and Cinergy.

During the first quarter 2006, Duke Energy Ohio recorded the following unusual or infrequently occurring item: approximately $12 million in integration costs related to the merger of Duke Energy and Cinergy.

During the second quarter 2006, Duke Energy Ohio recorded the following unusual or infrequently occurring items: approximately $2 million in integration costs related to the merger of Duke Energy and Cinergy and a temporary rate reduction of $16 million due to merger approval obtained from PUCO related to the merger between Duke Energy and Cinergy.

During the third quarter 2006, Duke Energy Ohio recorded the following unusual or infrequently occurring items: approximately $7 million in integration costs related to the merger of Duke Energy and Cinergy and a temporary rate reduction of $10 million due to merger approval obtained from PUCO related to the merger between Duke Energy and Cinergy.

During the fourth quarter 2006, Duke Energy Ohio recorded the following unusual or infrequently occurring items: approximately $4 million in integration costs related to the merger of Duke Energy and Cinergy and a temporary rate reduction of $8 million due to merger approval obtained from PUCO related to the merger between Duke Energy and Cinergy.

PART II

DUKE ENERGY OHIO, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions :		Deductions(2)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
Successor(1)
Year Ended December 31, 2007:
Injuries and damages	$3	$—	$—	$3	$—
Allowance for doubtful accounts	5	1	—	3	3
Uncertain tax provisions(3)	26	—	—	16	10
Other(4)	19	3	—	11	11

	$53	$4	$—	$33	$24

Nine Months Ended December 31, 2006:
Injuries and damages	$5	$1	$—	$3	$3
Allowance for doubtful accounts	4	4	—	3	5
Uncertain tax provisions(3)	28	3	—	5	26
Other(4)	26	6	—	13	19

	$63	$14	$—	$24	$53

Predecessor(1)
Three Months Ended March 31, 2006:
Injuries and damages	$4	$1	$—	$—	$5
Allowance for doubtful accounts	4	2	—	2	4
Uncertain tax provisions(3)	28	—	—	—	28
Other(4)	29	5	—	8	26

	$65	$8	$—	$10	$63

Year Ended December 31, 2005:
Injuries and damages	$4	$1	$—	$1	$4
Allowance for doubtful accounts	1	3	1	1	4
Uncertain tax provisions(3)	24	8	—	4	28
Other(4)	8	18	5	2	29

	$37	$30	$6	$8	$65

(1)	See Note 1 for additional information on Predecessor and Successor reporting.
(2)	Principally cash payments and reserve reversals. For 2007, this also includes the impacts from the adoption of FIN 48.
(3)	Included in Taxes accrued and Interest accrued within Current Liabilities on the Consolidated Balance Sheets. The December 31, 2007 ending balance primarily contains non-income tax reserves.
(4)	Principally environmental and other reserves, included in Unrealized gains on mark-to-market and hedging transactions within Current Assets and Investments and Other Assets, Unrealized losses on mark-to-market and hedging transactions within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts above do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2007 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy Ohio’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy Ohio’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2007 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of Deloitte & Touche LLP, Duke Energy Ohio’s independent registered public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte & Touche LLP pursuant to temporary rules of the SEC that permit Duke Energy Ohio to provide only management’s report in this annual report.

PART III

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional services rendered by Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) for Duke Energy Ohio for the periods ended:

	Successor(a)		Predecessor(a)
	Twelve Months Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
	(in millions)
Audit Fees(b)	$1.4	$1.2	$0.4
Audit-Related Fees(c)	0.2	0.2	0.1
Tax Fees(d)	—	—	0.1

Total Fees:	$1.6	$1.4	$0.6

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy Ohio’s consolidated financial statements included in Duke Energy Ohio’s annual report on Form 10-K and review of financial statements included in Duke Energy Ohio’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards and include comfort and consent letters in connection with SEC filings and financing transactions.
(c)	Audit-Related Fees are fees billed by Deloitte for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Ohio’s financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(d)	Tax Fees are fees billed by Deloitte for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy Ohio that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the SEC’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2007 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Twelve Months Ended December 31, 2007, Nine Months Ended December 31, 2006, Three Months Ended March 31, 2006 and the Twelve Months Ended December 31, 2005

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Cash Flows for the Twelve Months Ended December 31, 2007, Nine Months Ended December 31, 2006, Three Months Ended March 31, 2006, and the Twelve Months Ended December 31, 2005

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Year Ended December 31, 2007, Nine Months Ended December 31, 2006, Three Months Ended March 31, 2006 and the Year Ended December 31, 2005

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 21 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2007, Nine Months Ended December 31, 2006, Three Months Ended March 31, 2006 and the Year Ended December 31, 2005

Report of Independent Registered Public Accounting Firm

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

Date: March 19, 2008

DUKE ENERGY OHIO, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS

James E. Rogers

Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ DAVID L. HAUSER

David L. Hauser

Group Executive and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG

Steven K. Young

Senior Vice President and Controller (Principal Accounting Officer)

(iv)	Directors

/s/ JAMES E. ROGERS

James E. Rogers

/s/ DAVID L. HAUSER

David L. Hauser

/s/ JAMES L. TURNER

James L. Turner

Date: March 19, 2008

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

September 30, 1997, File No. 1-1232).

4.10.4	Fourth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of April 1, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended March 31, 1998, File No. 1-1232).

4.10.5	Fifth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 9, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 1998, File No. 1-1232).

4.10.6	Sixth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of September 15, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).

4.10.7	Seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 15, 2003 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).

4.11	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of September 1, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).

PART IV

Exhibit Number
4.12	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series A (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).

4.13	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series B (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).

10.1	Employment Agreement dated February 4, 2004, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy, Indiana, Inc., and James E. Rogers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.2	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.2.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.3	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Donald B. Ingle, Jr. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.4	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.4.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.4.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.5	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.5.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.6	Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc. and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.6.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.7	Deferred Compensation Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/92, File No. 1-1232).

PART IV

Exhibit Number

10.8	Split Dollar Insurance Agreement, effective as of May 1, 1993, between Duke Energy Ohio, Inc. and Jackson H. Randolph (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/94, File No. 1-1232).

10.9	Amended and Restated Supplemental Retirement Income Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1995 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/95, File No. 1-1232).

10.10	Amended and Restated Supplemental Executive Retirement Income Agreement between Duke Energy Ohio, Inc. and certain executive officers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/97, File No. 1-1232).

10.11	Asset Purchase Agreement by and among Duke Energy Indiana, Inc. and Duke Energy Ohio, Inc. and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2005, File No. 1-1232).

10.12	$2,000,000,000 Amended and Restated Credit Agreement among the registrant, such subsidiaries, the banks listed therein, Barclays Bank PLC, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2006, File No. 1-1232).

10.12.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Ohio, Inc., July 5, 2007, File No. 1-1232, as Exhibit 10.1).

10.13	Keepwell Agreement, dated April 10, 2006, between Duke Capital LLC and Duke Energy Ohio, Inc. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on April 14, 2006, File No. 1-1232).

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.

E-4