Form 10-Q
period 2008-03-31
Duke Energy Ohio, Inc.
filed 2008-05-15
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008 Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

MARCH 31, 2008

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1. Financial Statements.

	Three Months Ended March 31,
	2008	2007
Operating Revenues
Non-regulated electric and other	$392	$346
Regulated electric	242	231
Regulated natural gas	357	339
Total operating revenues	991	916
Operating Expenses
Fuel used in electric generation and purchased power	177	225
Operation, maintenance and other	182	185
Cost of natural gas	250	255
Depreciation and amortization	99	93
Property and other taxes	73	73
Total operating expenses	781	831
Gains (Losses) on Sales of Other Assets and Other, net	13	(11)
Operating Income	223	74
Other Income and Expenses, net	9	9
Interest Expense	26	23
Income Before Income Taxes	206	60
Income Tax Expense	73	23
Net Income	$133	$37

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$38	$33
Receivables (net of allowance for doubtful accounts of $3 at March 31, 2008 and at December 31, 2007)	281	334
Inventory	168	212
Unrealized gains on mark-to-market and hedging transactions	52	22
Other	67	94
Total current assets	606	695
Investments and Other Assets
Restricted funds held in trust	63	62
Goodwill	2,325	2,325
Intangibles, net	529	551
Unrealized gains on mark-to-market and hedging transactions	40	17
Other	36	33
Total investments and other assets	2,993	2,988
Property, Plant and Equipment
Cost	9,671	9,577
Less accumulated depreciation and amortization	2,151	2,097
Net property, plant and equipment	7,520	7,480
Regulatory Assets and Deferred Debits
Deferred debt expense	23	23
Regulatory assets related to income taxes	93	90
Other	375	401
Total regulatory assets and deferred debits	491	514
Total Assets	$11,610	$11,677

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	March 31, 2008	December 31, 2007
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$458	$602
Notes payable	47	189
Taxes accrued	228	172
Interest accrued	28	24
Current maturities of long-term debt	126	126
Unrealized losses on mark-to-market and hedging transactions	56	24
Other	86	86
Total current liabilities	1,029	1,223
Long-term Debt	1,808	1,810
Deferred Credits and Other Liabilities
Deferred income taxes	1,450	1,436
Investment tax credits	16	16
Accrued pension and other post-retirement benefit costs	285	259
Unrealized losses on mark-to-market and hedging transactions	31	25
Asset retirement obligations	32	31
Other	290	343
Total deferred credits and other liabilities	2,104	2,110
Commitments and Contingencies

Common Stockholder’s Equity
Common stock, $8.50 par value; 120,000,000 shares authorized and 89,663,086
shares outstanding at March 31, 2008 and December 31, 2007	762	762
Additional paid-in capital	5,570	5,570
Retained earnings	360	227
Accumulated other comprehensive loss	(23)	(25)
Total common stockholder’s equity	6,669	6,534
Total Liabilities and Common Stockholder’s Equity	$11,610	$11,677

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133	$37
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	93
(Gains) losses on sales of other assets and other, net	(13)	11
Deferred income taxes	8	(20)
Regulatory asset/liability amortization	7	8
Accrued pension and other post-retirement benefit costs	6	15
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	(38)	25
Receivables	52	67
Inventory	59	64
Other current assets	32	(14)
Increase (decrease) in:
Accounts payable	(132)	149
Taxes accrued	49	(124)
Other current liabilities	3	(11)
Regulatory asset/liability deferrals	7	(4)
Other assets	17	40
Other liabilities	(24)	(3)
Net cash provided by operating activities	266	333
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(133)	(147)
Purchases of emission allowances	—	(14)
Sales of emission allowances	12	22
Net proceeds from the sales of other assets	4	—
Change in restricted funds held in trust	—	11
Net cash used in investing activities	(117)	(128)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of long-term debt	(2)	(2)
Notes payable to affiliate, net	(142)	(227)
Net cash used in financing activities	(144)	(229)
Net increase (decrease) in cash and cash equivalents	5	(24)
Cash and cash equivalents at beginning of period	33	45
Cash and cash equivalents at end of period	$38	$21

Supplemental Disclosures
Significant non-cash transactions:
Purchase accounting adjustments	$—	$4
Accrued capital expenditures	$39	$22

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	SFAS No. 158 Adjustment	Total
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$(2)	$6,380
Net income	—	—	37	—	—	37
Other comprehensive income, net of tax effect of ($2)
Cash flow hedges	—	—	—	4	—	4

Total comprehensive income						41
Push-down accounting adjustments	—	4	—	—	—	4
Adoption of SFAS No. 158—measurement date provision	—	—	(4)	—	—	(4)
Balance at March 31, 2007	$762	$5,605	$88	$(32)	$(2)	$6,421

Balance at December 31, 2007	$762	$5,570	$227	$(32)	$7	$6,534
Net income	—	—	133	—	—	133
Other comprehensive income, net of tax effect of ($1)
Cash flow hedges	—	—	—	2	—	2

Total comprehensive income						135

Balance at March 31, 2008	$762	$5,570	$360	$(30)	$7	$6,669

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Ohio, Inc. (Duke Energy Ohio), an Ohio corporation organized in 1837, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through Duke Energy Kentucky, Inc. (Duke Energy Kentucky) in nearby areas of Kentucky. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio’s principal subsidiary is Duke Energy Kentucky, a Kentucky corporation organized in 1901. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio includes Duke Energy Ohio and its subsidiaries.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Ohio and all majority-owned subsidiaries where Duke Energy Ohio has control. These Consolidated Financial Statements also reflect Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio and Kentucky.

These Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Consolidated Financial Statements do not include all of the information and footnotes required by GAAP for annual financial statements. Because the interim Consolidated Financial Statements and Notes do not include all of the information and footnotes required by GAAP for annual financial statements, the Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Ohio’s Form 10-K for the year ended December 31, 2007.

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

Use of Estimates. To conform to GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. Certain prior period amounts on the Consolidated Balance Sheets have been reclassified in connection with the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 39-1, ”Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts,” (FSP No. FIN 39-1) on January 1, 2008, as discussed below, the effects of which require retrospective application to the Consolidated Balance Sheets.

Netting of cash collateral and derivative assets and liabilities under master netting arrangements. On January 1, 2008, Duke Energy Ohio adopted FSP No. FIN 39-1. In accordance with FSP No. FIN 39-1, Duke Energy Ohio offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Prior to the adoption of FSP No. FIN 39-1, Duke Energy Ohio offset the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” but presented cash collateral on a gross basis within the Consolidated Balance Sheets. At March 31, 2008 and December 31, 2007, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of approximately $16 million and $5 million, respectively, and had payables related to obligations to return cash collateral of approximately $34 million and an immaterial amount, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Ohio had immaterial cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at March 31, 2008 and December 31, 2007, respectively. Duke Energy Ohio had an immaterial amount of cash collateral payables under master netting arrangements that have not been offset against net derivative positions at March 31, 2008 and December 31, 2007.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue per kilowatt hour or per thousand cubic feet (Mcf) for all cus-

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

tomer classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary significantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Receivables for unbilled revenues of $121 million and $145 million at March 31, 2008 and December 31, 2007, respectively are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables), an unconsolidated entity formed by Cinergy.

Other Regulatory Assets and Deferred Debits. The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001 and ending December 2010. Accordingly, application of Statement of Financial Accounting Standards (SFAS) No. 71, “Accounting for Certain Types of Regulation,” (SFAS No. 71) was discontinued for the generation portion of Duke Energy Ohio’s business. Duke Energy Ohio has a RTC related regulatory asset balance of approximately $215 million and $239 million as of March 31, 2008 and December 31, 2007, respectively, which is classified in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

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

Commercial Power owns, operates and manages non-regulated power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio and the five Midwestern gas-fired non-regulated generation assets. Commercial Power’s assets comprise approximately 7,600 megawatts of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the rate stabilization plan (RSP).

The remainder of Duke Energy Ohio’s operations are presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 8).

Duke Energy Ohio’s reportable segments offer different products and services and are managed separately as business units. Accounting policies for Duke Energy Ohio’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2007. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT).

On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes. Cash, cash equivalents, and investments in marketable securities, if any, are managed centrally by Duke Energy, so the interest and dividend income on those balances are excluded from the segments’ EBIT.

Transactions between reportable segments are accounted for on the same basis as unaffiliated revenues and expenses in the accompanying Consolidated Financial Statements.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income from Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2008
Franchised Electric and Gas	$599	$97	$58
Commercial Power	392	145	41
Total reportable segments	991	242	99
Other	—	(18)	—
Interest expense	—	(26)	—
Interest income and other	—	8	—
Total consolidated	$991	$206	$99

Three months Ended March 31, 2007
Franchised Electric and Gas	$570	$79	$53
Commercial Power	346	13	40
Total reportable segments	916	92	93
Other	—	(18)	—
Interest expense	—	(23)	—
Interest income and other	—	9	—
Total consolidated	$916	$60	$93

(a)	There were no intersegment revenues for the three months ended March 31, 2008 and 2007.

Segment Assets

	March 31, 2008	December 31, 2007
	(in millions)
Franchised Electric and Gas	$5,469	$5,530
Commercial Power	6,141	6,147

Total reportable segments/consolidated assets	$11,610	$11,677

3. Dispositions

For the three months ended March 31, 2008 and 2007, the sale of emission allowances resulted in approximately $12 million and $22 million, respectively, in proceeds and net pre-tax gains (losses) of $12 million and $(11) million, respectively, recorded in Gains (losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

4. Inventory

Inventory consists primarily of coal held for electric generation; materials and supplies; and natural gas held in storage for transmission and sales commitments. Inventory is recorded primarily using the average cost method.

	March 31, 2008	December 31, 2007
	(in millions)
Gas held in storage	$22	$69
Fuel for use in electric generation	77	77
Materials and supplies	69	66

Total Inventory	$168	$212

5. Debt and Credit Facilities

Duke Energy Ohio receives support for its short-term borrowing needs through its participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement, which allows Duke Energy Ohio to better manage its cash and working capital requirements. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. As of March 31, 2008 and December 31, 2007, Duke Energy Ohio was in a payable position of $47 million and $189 million, respectively, classified within Notes payable in the accompanying Consolidated Balance Sheets. During the three months ended March 31, 2008 and 2007, the $142 million and $227 million change in the money pool, respectively, is reflected as a cash outflow in Notes payable to affiliate, net within Net cash used in financing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities and Restrictive Debt Covenants. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Pursuant to the amendment, the additional credit capacity of $550 million specifically increased the borrowing sub limit for Duke Energy Ohio (excluding Duke Energy Kentucky) by $250 million to $750 million. The borrowing sub limit of Duke Energy Kentucky did not change. In May 2008, Duke Energy reallocated the borrowing sub limits under the master credit facility and reduced Duke Energy Ohio’s borrowing sub limit by $50 million to $700 million.

The issuance of commercial paper, letters of credit and other borrowings reduces the amount available under the credit facility.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy, Duke Energy Ohio and Duke Energy Kentucky to not exceed 65%. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2008, Duke Energy and Duke Energy Ohio were in compliance with those covenants. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

As of March 31, 2008 and December 31, 2007, approximately $96 million of certain pollution control bonds, which are short-term obligations by nature, are classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

6. Employee Benefit Obligations

Duke Energy Ohio participates in pension and other post-retirement benefit plans sponsored by Cinergy. Duke Energy Ohio’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in millions)
Qualified Pension Benefits(a)	$2	$8
Other Post-retirement Benefits(b)	$3	$3

(a)	These amounts exclude approximately $1 million and $3 million for the three months ended March 31, 2008 and 2007, respectively, of regulatory asset amortization resulting from purchase accounting.
(b)	The three months ended March 31, 2007 excludes approximately $1 million of regulatory asset amortization resulting from purchase accounting.

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not make contributions to the legacy Cinergy qualified or non-qualified pension plans during the three months ended March 31, 2008 or 2007. Duke Energy does not anticipate making contributions to the legacy Cinergy qualified or non-qualified pension plans during 2008. Duke Energy also sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy Ohio expensed pre-tax employer matching contributions of approximately $1 million for each of the three months ended March 31, 2008 and 2007.

7. Goodwill and Intangibles

The following table shows goodwill by business segment at March 31, 2008 and December 31, 2007:

Carrying Amount of Goodwill

	Balance at December 31, 2007	Changes	Balance at March 31, 2008
	(in millions)
Business Segment:
Commercial Power	$1,188	$—	$1,188
Franchised Electric and Gas	1,137	—	1,137

Total Goodwill	$2,325	$—	$2,325

The carrying amount and accumulated amortization of intangible assets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Emission allowances	$349	$365
Gas, coal, and power contracts	271	271
Other	9	9

Total gross carrying amount	629	645

Accumulated amortization—gas, coal, and power contracts	(95)	(89)
Accumulated amortization—other	(5)	(5)

Total accumulated amortization	(100)	(94)

Total intangible assets, net	$529	$551

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Emission allowances in the table above include emission allowances, which as part of the Duke Energy and Cinergy merger, were recorded at fair value on the date of the merger and emission allowances purchased by Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated certain zero cost emission allowances on an annual basis. Carrying value of emission allowances sold or consumed during the three months ended March 31, 2008 and 2007 were $16 million and $67 million, respectively. See Note 3 for discussion of gains and losses on sales of emission allowances at Commercial Power during the three months ended March 31, 2008 and 2007.

Amortization expense for gas, coal and power contracts and other intangible assets for the three months ended March 31, 2008 and 2007 was approximately $6 million and $12 million, respectively.

In connection with the Duke Energy and Cinergy merger, Duke Energy Ohio recorded an intangible liability of approximately $113 million associated with the market based standard service offer (MBSSO) in Ohio, which is being recognized in earnings over the remaining regulatory period that ends on December 31, 2008. During the three months ended March 31, 2008 and 2007, Duke Energy Ohio amortized approximately $17 million and less than $1 million, respectively, to income related to this intangible liability. The carrying amount of this intangible liability was approximately $50 million and $67 million at March 31, 2008 and December 31, 2007, respectively. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger. The carrying amount of this intangible liability was approximately $21 million and $22 million at March 31, 2008 and December 31, 2007, respectively. During the three months ended March 31, 2008 and 2007, Duke Energy Ohio amortized approximately $1 million and $4 million, respectively, to income related to these power sale contracts.

8. Related Party Transactions

Duke Energy Ohio engages in related party transactions. These transactions are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Current assets due from affiliated companies(a)(b)	$49	$58
Current liabilities due to affiliated companies(a)(c)	$(221)	$(266)
Non-current liabilities due to affiliated companies(d)	$(4)	$—
Net deferred tax liabilities to Duke Energy(a)(e)	$(1,416)	$(1,401)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2008, approximately ($38) million is classified as Receivables and ($11) million is classified as Other Current Assets. The balance at December 31, 2007 is classified as Receivables on the Consolidated Balance Sheets.
(c)	Of the balance at March 31, 2008, approximately ($159) million is classified as Accounts payable and ($62) million is classified as Taxes accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately ($256) million is classified as Accounts payable and ($10) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(d)	The balance at March 31, 2008 is classified as Unrealized losses on mark-to-market and hedging transactions within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(e)	Of the balance at March 31, 2008, approximately ($1,423) million is classified as Deferred income taxes, ($16) million is classified as Investment tax credits and $23 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately ($1,409) million is classified as Deferred income taxes, ($16) million is classified as Investment tax credits and $24 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Ohio is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy and a consolidated affiliate of Cinergy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Ohio, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations were $61 million and $56 million for the three months ended March 31, 2008 and 2007, respectively.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

See Note 6 for detail on expense amounts allocated from Cinergy to Duke Energy Ohio related to Duke Energy Ohio’s participation in Cinergy’s qualified and non-qualified defined benefit pension plans and post-retirement health care and insurance benefits. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $293 million at March 31, 2008 and approximately $266 million at December 31, 2007. These amounts have been classified in the Consolidated Balance Sheets as follows:

	March 31, 2008	December 31, 2007
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$285	$259
Other deferred credits and other liabilities	$3	$2

Additionally, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Ohio as Receivables in the Consolidated Balance Sheets and was approximately $175 million and $189 million as of March 31, 2008 and December 31, 2007, respectively. The interest income associated with Cinergy Receivables for Duke Energy Ohio, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $8 million for the three months ended March 31, 2008 and 2007.

Duke Energy Ohio participates in a money pool with Duke Energy and other Duke Energy subsidiaries. As of March 31, 2008 and December 31, 2007, Duke Energy Ohio was in a payable position of $47 million and $189 million, respectively, classified within Notes payable in the accompanying Consolidated Balance Sheets. The expenses associated with money pool activity for Duke Energy Ohio, which are recorded in Interest Expense on the Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 were $1 million and $2 million, respectively. See Note 5 for further discussion of the money pool arrangement.

9. Risk Management Instruments

As discussed in Note 1, on January 1, 2008, Duke Energy Ohio adopted FSP No. FIN 39-1. In accordance with FSP No. FIN 39-1, Duke Energy Ohio offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Amounts presented in the table below exclude cash collateral amounts which are disclosed separately in Note 1.

The following table shows the carrying value of Duke Energy Ohio’s derivative portfolio as of March 31, 2008, and December 31, 2007.

Net Derivative Portfolio Assets (Liabilities) reflected in the Consolidated Balance Sheets: (in millions)

	March 31, 2008	December 31, 2007
Hedging	$(23)	$(23)
Undesignated	46	7

Total	$23	$(16)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets.

The $39 million increase in the undesignated derivative portfolio fair value is due primarily to unrealized mark-to-market gains within Commercial Power, primarily as a result of increasing coal prices.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Commodity Cash Flow Hedges. As of March 31, 2008, approximately $38 million of the pre-tax unrealized net losses on derivative instruments related to commodity cash flow hedges included on the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss (AOCI) are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding values in AOCI will likely change prior to its reclassification into earnings.

No gains or losses due to hedge ineffectiveness were recorded during the three months ended March 31, 2008 or 2007. The amount recognized for transactions that no longer qualified as cash flow hedges was not material for either the three months ended March 31, 2008 or March 31, 2007.

See Note 12 for additional information related to the fair value of Duke Energy Ohio’s derivative instruments.

10. Regulatory Matters

Regulatory Merger Approvals. On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO, and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. During the first quarter of 2007, Duke Energy Ohio completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million of the rate reductions was passed through to customers during the three months ended March 31, 2007.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $1 million of the rate reduction was passed through to customers during each of the three months ended March 31, 2008 and 2007.

•	The FERC approved the merger without conditions.

Franchised Electric and Gas. Rate Related Information. The KPSC approves rates for retail electric and gas services within the Commonwealth of Kentucky. The PUCO approves rates and market prices for retail gas and electric service within the state of Ohio, except that non-regulated sellers of gas and electric generation also are allowed to operate in Ohio (see “Commercial Power” below). The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a RSP, a MBSSO approved by the PUCO in November 2004. In March 2005, the Office of the Ohio Consumers’ Council (OCC) appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio and the Court issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded to the PUCO on two issues. The Court ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order.

In October 2007, the PUCO issued its ruling affirming the MBSSO, with certain modifications, and maintaining the current price. The ruling provides for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also attempted to modify the statutory requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and ordered Duke Energy Ohio to retain ownership for the remainder of the RSP period. The ruling also incorrectly implied that Duke Energy Ohio’s nonresidential RTC will terminate at the end of 2008. On November 23, 2007, Duke Energy Ohio filed an application for rehearing on the portions of the PUCO’s ruling relating to whether certain pricing components may be avoided by customers, the right to transfer generating assets, and the termination date of the RTC. On December 19, 2007, the PUCO issued its Entry on Rehearing granting in part and denying in part Duke Energy Ohio’s Application for Rehearing. Among other things, the PUCO modified and clarified the applicability of various rate riders during customer shopping situations. It also clarified that the residential RTC terminates at the end of 2008 and that

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

the nonresidential RTC terminates at the end of 2010 and agreed to give further consideration to whether Duke Energy Ohio may transfer its generating assets to an EWG.

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of the PUCO’s decision on remand regarding Duke Energy Ohio’s RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio has asked the Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive supplier. On March 28, 2008, Duke Energy Ohio voluntarily withdrew its appeal. The OCC filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. The OCC and Ohio Partners for Affordable Energy (OPAE) also filed appeals from the PUCO’s November 20, 2007 order approving Duke Energy Ohio’s MBSSO riders. Duke Energy Ohio has intervened in each appeal. Pending the Ohio Supreme Court’s consideration of its initial appeal, the OCC has requested that the PUCO stay implementation of the Infrastructure Maintenance Fund charge to be collected from customers approved in the October 2007 order. On April 14, 2008, Duke Energy Ohio filed a motion to intervene in OCC’s appeal and on April 30, 2008, the Ohio Supreme Court granted such motion to intervene. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision or whether the PUCO will grant the OCC’s request for a stay. Additionally, Duke Energy Ohio cannot predict the outcome of the MBSSO rider appeal; however, Duke Energy Ohio does not anticipate the resolution of this matter will have a material impact on its results of operations, cash flows or financial position.

In August 2006, Duke Energy Ohio filed an application with the PUCO to amend its MBSSO through 2010. The proposal provides for continued electric system reliability, a simplified market price structure and clear price signals for customers, while helping to maintain a stable revenue stream for Duke Energy Ohio. On November 30, 2007, due to new legislation pending in the Ohio General Assembly regarding the pricing of competitive retail generation services, Duke Energy Ohio requested PUCO approval, which the PUCO granted, to withdraw the Duke Energy Ohio application to amend its MBSSO. New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an electric security plan (ESP), which would allow for pricing structures similar to the current MBSSO. Electric utilities are required to file an ESP and may also file an application for a market rate option at the same time. The market rate option is a price determined through a competitive bidding process. If a market rate option price is approved, the utility would blend in the MBSSO or ESP price with the market rate option price over a two- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process (CWIP) from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of the utility’s load by 2025. The utility’s earnings under the ESP are subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its dedicated generating assets to an EWG absent PUCO approval. Duke Energy Ohio plans to file a new generation pricing formula before the MBSSO expires.

Duke Energy Ohio is currently preparing an ESP filing under SB 221. This filing will address pricing for generation service beginning January 1, 2009, when the current RSP is scheduled to expire. The plan will also provide for pricing for the advanced energy, renewables and energy efficiency portfolio standards that Duke Energy Ohio is required to meet under SB 221. Duke Energy Ohio expects to make the filing on or shortly after the effective date of the new legislation. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requests approval to continue tracker recovery of costs associated with an accelerated gas main replacement program. The PUCO accepted the application for filing in September 2007. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with an accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

request for an increase in natural gas base rates. The settlement calls for an annual revenue increase of approximately $18 million in base revenue, or 3 percent over current revenue, and permits continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permits recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement is subject to the review and approval of the PUCO. An order is expected in the second quarter of 2008.

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

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the increase is attributable to recovery of the current cost of the accelerated gas main replacement program in base rates. In December 2005, the KPSC approved an annual rate increase of $8 million and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs.

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, and any other annual rate adjustments under the tracking mechanism. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Duke Energy Kentucky and the KPSC have appealed these cases to the Kentucky Court of Appeals and Duke Energy Kentucky continues to utilize tracking mechanisms in its billed rates to customers. At this time, Duke Energy Kentucky cannot predict the outcome of these proceedings.

Energy Efficiency. On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/ Energy Efficiency Program (DSM Program). The DSM Program consists of ten residential and two commercial programs. Implementation of the programs has begun. The programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The programs costs will be recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. An order on both applications is expected in the second quarter of 2008.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

FERC 203 Application. On April 23, 2008, Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The transaction may also entail the transfer of certain liabilities and debt. The affiliate companies would be consolidated by Duke Energy, but may not be consolidated by Duke Energy Ohio. The FERC filing does not obligate Duke Energy to make the transfer of the electric generating facilities, and management is in the process of evaluating the potential transfer. Management believes the proposed asset transfer could provide greater financial flexibility for the assets. The asset transfer complies with Duke Energy Ohio’s Corporate Separation Plan that was amended by the PUCO in 2007. The PUCO has requested that FERC not rule on the matter until after January 1, 2009. As previously discussed, SB 221 limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval. The filing does not impact Duke Energy Ohio’s current rates.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Resource Adequacy Filing. On December 28, 2007, the Midwest ISO filed its “Electric Tariff Filing Regarding Resource Adequacy” in compliance with the FERC’s request that Midwest ISO file Phase II of its long-term Resource Adequacy plan by December 2007. The proposal establishes a resource adequacy requirement in the form of planning reserve margin. On March 26, 2008, the FERC ruled on the Midwest ISO’s Resource Adequacy filing and ordered that the new tariff be effective March 27, 2008. This action established a Midwest ISO-wide resource adequacy requirement for the first Planning Year. In the Order, the FERC clarified that States have the authority to set their own planning reserve margins, as long as they are consistent with any FERC-approved reliability standard. The FERC also rejected the use of power purchase agreements or seller’s choice contracts as capacity resources if the contracts do not specify resources. Duke Energy Ohio does not believe the Midwest ISO resource adequacy requirement will have a material impact on its consolidated results of operations, cash flows, or financial position.

Midwest ISO’s Establishment of an Ancillary Services Market. On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ancillary services market (ASM), including a scarcity pricing proposal. The FERC’s conditional approval is based upon “cost benefits” verification. By approving the ASM proposal, the FERC essentially approved the transfer to, and consolidation of, balancing authority responsibility in the Midwest ISO so that it will become the North American Electric Reliability Council-certified Balancing Authority for the entire Midwest ISO area. This transfer will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 balancing authorities. On March 21, 2008, Midwest ISO informed the FERC that it was delaying the ASM launch date until September 9, 2008. At this time, Duke Energy Ohio does not believe the establishment of the Midwest Ancillary Services Market will have a material impact on its consolidated results of operations, cash flows, or financial position.

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

11. Commitments and Contingencies

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three of six coal-fired generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. Duke Energy Ohio is still unable to estimate costs to comply with the EPA’s rule, although it is expected that costs will increase as a result of the court’s decision. The magnitude of any such increase cannot be estimated at this time. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case. A decision is not likely until 2009 after briefs are submitted and oral argument occurs.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime nitrogen oxides (NOx) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. Duke Energy Ohio currently estimates that it will spend approximately $150 million between 2008 and 2012 to comply with Phase 1 of CAIR at plants that Duke Energy Ohio owns or partially owns but does not operate. Duke Energy Ohio currently estimates that it will not incur any significant costs for complying with Phase 2 of CAIR. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP (see Note 10).

On March 25, 2008, the U.S. Court of Appeals for the District of Columbia heard oral arguments in a case involving multiple challenges to the CAIR. Nearly all aspects of the rule were challenged, but Duke Energy challenged only the portions pertaining to SO2 allowance allocations. A decision is expected in the summer of 2008. The outcome and any resulting consequences cannot be estimated at this time.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008 the U.S. Court of Appeals for the District of Columbia issued its opinion in New Jersey v. EPA, No. 05-1097, vacating the CAMR. The decision creates uncertainty regarding future mercury emission reduction requirements and their timing. The EPA and utilities have requested rehearing of the D.C. Circuit Court decision by the entire D.C. Circuit panel (en banc review). The court has ordered briefing on whether it should accept the case for en banc review. Thus, the matter remains unsettled until the court decides whether to rehear the case. Barring reversal of the decision if reheard, there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants while the EPA conducts a new rulemaking. Duke Energy Ohio is unable to estimate the costs to comply with a new EPA rule, although it is expected that costs will increase as a result of the court’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Ohio currently estimates that it will spend approximately $95 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $8 million as of March 31, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Ohio believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice acting on behalf of the EPA, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $27,500 per day for each violation. Two of Duke Energy Ohio’s plants have been subject to these allegations. Duke Energy Ohio asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA at Duke Energy Ohio’s Beckjord and Miami Fort Stations. The lawsuit alleges that Duke Energy Ohio violated the CAA by not obtaining Prevention of Significant Deterioration, Non-Attainment New Source Review and Ohio’s State Implementation Plan (SIP) permits. Additionally, the suit claims that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s SIP provisions governing particulate matter at Duke Energy Ohio’s Beckjord Station. Three northeast states and two environmental groups have intervened in the case. In June 2007, the trial court ruled, as a matter of law, that certain of the projects do not qualify for the “routine” exception in the regulations. The court ruled further that the defendants had “fair notice” of the EPA’s interpretation of the applicable regulations. Duke Energy Ohio is arguing at trial that all of the projects were not reasonably expected to cause an increase in annual emissions and that certain of the projects are also exempt from the statute because they were “routine.” A jury trial commenced on May 5, 2008.

Duke Energy Ohio has been informed by Dayton Power and Light (DP&L) that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, Columbus Southern Power Company (CSP), and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. On December 14, 2007, the Court ordered a stay of the litigation pending settlement negotiations among the parties. That stay is set to expire on May 15, 2008. Trial is currently scheduled to commence in August 2008.

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Zimmer Generating Station (Zimmer Station) Lawsuit. In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to Duke Energy Ohio’s Zimmer Station, brought a purported class action in the U.S. District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against Duke Energy Ohio for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated. On December 28, 2006, the District Court certified this case as a class action. Discovery in the case continues. At this time, Duke Energy Ohio cannot predict whether the outcome of this matter will have a material impact on its consolidated financial position, cash flows or results of operations. Duke Energy Ohio intends to defend this lawsuit vigorously in court.

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. In October 2006, Cinergy was served with this lawsuit. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals. Briefing is ongoing in the Fifth Circuit. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Ohio Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio strongly denies the allegations made in the lawsuit and on March 21, 2008, Duke Energy Ohio filed a motion to dismiss plaintiffs’ claims. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Ohio’s consolidated results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio’s generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

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

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of March 31, 2008 and December 31, 2007, Duke Energy Ohio has recorded immaterial reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Other Commitments and Contingencies

On March 10, 2008, the EPA issued a Clean Air Act Notice of Violation/Finding of Violation (NOV/FOV) asserting noncompliance with SO2 emission limits, opacity standards, and permitting requirements at Duke Energy Ohio’s Zimmer Generating Station. The NOV/FOV also asserts that a PSD permit should have been obtained for the installation in 2004 of a pollution control project in order to comply with the EPA’s regional cap-and-trade program for NOx emissions. Duke Energy Ohio disputes the legal and factual basis for the FOV/NOV. Duke Energy Ohio is unable to predict at this time what, if any, remedies or potential penalties may result from the FOV/NOV.

Other. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

12. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Ohio adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Duke Energy Ohio’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for one year for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Ohio as a result of the adoption of SFAS No. 157.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy Ohio to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy Ohio determines fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by SFAS No. 157, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 inputs – unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy Ohio has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy Ohio does not adjust quoted market prices on Level 1 inputs for any blockage factor.

Level 2 inputs – inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs – unobservable inputs for the asset or liability.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115” (SFAS No. 159), which permits entities to elect to measure many financial instruments and certain other items at fair value. For Duke Energy Ohio, SFAS No. 159 was effective as of January 1, 2008 and had no impact on amounts presented for periods prior to the effective date. Duke Energy Ohio does not currently have any financial assets or financial liabilities for which the provisions of SFAS No. 159 have been elected. However, in the future, Duke Energy Ohio may elect to measure certain financial instruments at fair value in accordance with this standard.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at March 31, 2008:

	Total Fair Value Amounts at March 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets	$126	$51	$—	$75
Derivative liabilities	$103	$—	$3	$100

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Balance at January 1, 2008	$(22)
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated	8
Total pre-tax losses included in other comprehensive income	(3)
Net purchases, sales, issuances and settlements	(8)

Balance at March 31, 2008	$(25)

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2008:
Revenue, non-regulated	1

Total	$1

The valuation method of the primary fair value measurements disclosed above are as follows:

Commodity derivatives: The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Some commodity derivatives are NYMEX contracts, which Duke Energy Ohio classifies as Level 1 measurements.

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to March 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 12 for a discussion of Duke Energy Ohio’s adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 12 for a discussion of Duke Energy Ohio’s adoption of SFAS No. 159.

FSP No. FIN 39-1. Refer to Note 1 for a discussion of Duke Energy Ohio’s adoption of FSP No. FIN 39-1.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of March 31, 2008:

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Ohio of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Ohio will adopt SFAS No. 161 as of January 1, 2009 and SFAS No. 161 encourages, but does not require, comparative disclosure for earlier periods at initial adoption. The adoption of SFAS No. 161 will not have any impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

14. Income Taxes and Other Taxes

The taxable income of Duke Energy Ohio is reflected in Duke Energy’s U.S. federal and state income tax returns. Duke Energy Ohio has a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Ohio would incur if Duke Energy Ohio were a separate company filing its own tax return as a C-Corporation.

At March 31, 2008, Duke Energy Ohio has approximately $46 million recorded for unrecognized tax benefits and no portion of the total unrecognized tax benefits that, if recognized, would affect the effective tax rate. Additionally, at March 31, 2008, Duke Energy Ohio has approximately $7 million of unrecognized tax benefits related to pre-merger tax positions that, if recognized, would affect goodwill. It is reasonably possible that Duke Energy Ohio will reflect an approximate $35 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

During the three months ended March 31, 2008, Duke Energy Ohio recognized net interest expense of approximately $1 million in the Consolidated Statements of Operations related to income taxes. At March 31, 2008, Duke Energy Ohio had approximately $7 million of interest payable, which reflects all interest related to income taxes, and no amount has been accrued for the payment of penalties in the Consolidated Balance Sheets.

Duke Energy Ohio has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as Operating Revenues in the accompanying Consolidated Statements of Operations for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(in millions)
Excise Taxes	$39	$39

15. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters and commitments and contingencies, see Notes 5, 10 and 11, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Ohio, Inc. (Duke Energy Ohio), is a wholly-owned subsidiary of Duke Energy Corp. (Duke Energy). Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Three Months Ended March 31,
	2008	2007	Increase (Decrease)
Operating revenues	$991	$916	$75
Operating expenses	781	831	(50)
Gains (losses) on sales of other assets and other, net	13	(11)	24

Operating income	223	74	149
Other income and expenses, net	9	9	—
Interest expense	26	23	3
Income tax expense	73	23	50

Net income	$133	$37	$96

The $96 million increase in Duke Energy Ohio’s Net Income was primarily due to the following factors:

Operating Revenues.

The $75 million increase in operating revenues was driven primarily by:

•

A $30 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $14 million in 2008 compared to losses of $44 million in 2007,

•	An $18 million increase in retail demand resulting from favorable weather in 2008 compared to 2007,
•	A $17 million increase in revenues from the Midwest gas-fired generation assets due primarily to higher generation due to favorable weather in 2008 compared to 2007 and higher PJM capacity revenues,
•	A $15 million increase in regulated fuel revenues driven mainly by higher natural gas costs, and
•	An $11 million increase in retail electric revenues primarily due to increased amortization of purchase accounting valuation liability of rate stabilization plan.

Partially offsetting these increases was:

•	A $16 million decrease in volumes of coal sales due to expiration of contracts.

PART I

Operating Expenses.

The $50 million decrease in operating expenses was driven primarily by:

•	A $40 million decrease in fuel expense due to mark-to-market gains on non-qualifying fuel hedge contracts of $58 million in 2008 compared to gains of $18 million in 2007,
•	An $18 million decrease due primarily to lower sulfur dioxide emission allowance expenses due to installation of flue gas desulphurization equipment, and
•	A $17 million decrease in expenses associated with coal sales due to expiration of contracts.

Partially offsetting these decreases were:

•	A $16 million increase in regulated fuel expense primarily due to higher natural gas costs, and
•	A $7 million increase in fuel and operating expenses for the Midwest gas-fired generation assets primarily due to increased generation volumes in 2008 compared to 2007.

Gains (Losses) on Sales of Other Assets and Other, net.

The $24 million increase in gains (losses) on sales of other assets and other, net is attributable to gains on sales of emission allowances in 2008 compared to losses on sales of emission allowances in 2007.

Income Tax Expense.

The $50 million increase in Income Tax Expense was primarily due to an increase in pre-tax income.

OTHER MATTERS

At March 31, 2008, Duke Energy Ohio had approximately $440 million of auction rate pollution control bonds outstanding. The maximum auction rate for the majority of this auction rate debt is 1.75 times one-month LIBOR. While Duke Energy Ohio has plans to refund and refinance these tax exempt auction rate bonds, the timing of such refinancing transactions is uncertain and subject to market conditions.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2008 and, other than the third party sourcing arrangement discussed below, found no change that has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the first quarter of 2008, Duke Energy Ohio transferred payroll processing to the same third party provider currently used by other Duke Energy subsidiaries. Duke Energy Ohio reviewed the impact of this change on Duke Energy Ohio’s internal control over financial reporting and made changes to internal control over financial reporting related to the data transmission to, and receipt from, the third party provider.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2008, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Duke Energy Ohio’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Ohio or that Duke Energy Ohio currently deems to be immaterial also may adversely affect Duke Energy Ohio’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number
10.1	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Ohio, Inc., March 12, 2008, File No. 1-1232, as Exhibit 10.1).

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY OHIO, INC.

Date: May 15, 2008	/S/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 15, 2008	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller