Form 10-Q
period 2008-06-30
Duke Energy Ohio, Inc.
filed 2008-08-14
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008 Or

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

JUNE 30, 2008

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

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Ohio for Cinergy Corp.’s defined benefit pension plans;
•	The level of credit worthiness of counterparties to Duke Energy Ohio’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Ohio’s business units, including the timing and success of efforts to develop domestic power and other projects; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy Ohio has described. Duke Energy Ohio undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1. Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating Revenues
Non-regulated electric and other	$454	$422	$846	$768
Regulated electric	228	233	470	464
Regulated natural gas	113	108	470	447
Total operating revenues	795	763	1,786	1,679
Operating Expenses
Fuel used in electric generation and purchased power	170	260	347	485
Cost of natural gas and coal sold	49	69	299	324
Operation, maintenance and other	184	182	366	367
Depreciation and amortization	100	95	199	188
Property and other taxes	62	62	135	135
Total operating expenses	565	668	1,346	1,499
Gains (Losses) on Sales of Other Assets and Other, net	33	—	46	(11)
Operating Income	263	95	486	169
Other Income and Expenses, net	6	8	15	17
Interest Expense	23	22	49	45
Income Before Income Taxes	246	81	452	141
Income Tax Expense	89	32	162	55
Net Income	$157	$49	$290	$86

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$32	$33
Receivables (net of allowance for doubtful accounts of $4 at June 30, 2008 and $3 at December 31, 2007)	263	334
Inventory	228	212
Unrealized gains on mark-to-market and hedging transactions	152	22
Other	56	94
Total current assets	731	695
Investments and Other Assets
Restricted funds held in trust	60	62
Goodwill	2,325	2,325
Intangibles, net	514	551
Unrealized gains on mark-to-market and hedging transactions	95	17
Other	29	33
Total investments and other assets	3,023	2,988
Property, Plant and Equipment
Cost	9,812	9,577
Less accumulated depreciation and amortization	2,213	2,097
Net property, plant and equipment	7,599	7,480
Regulatory Assets and Deferred Debits
Deferred debt expense	23	23
Regulatory assets related to income taxes	97	90
Other	351	401
Total regulatory assets and deferred debits	471	514
Total Assets	$11,824	$11,677

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	June 30, 2008	December 31, 2007
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$617	$602
Notes payable	8	189
Taxes accrued	156	172
Interest accrued	23	24
Current maturities of long-term debt	6	126
Unrealized losses on mark-to-market and hedging transactions	109	24
Other	94	86
Total current liabilities	1,013	1,223
Long-term Debt	1,807	1,810
Deferred Credits and Other Liabilities
Deferred income taxes	1,492	1,436
Investment tax credits	15	16
Accrued pension and other post-retirement benefit costs	291	259
Unrealized losses on mark-to-market and hedging transactions	66	25
Asset retirement obligations	33	31
Other	282	343
Total deferred credits and other liabilities	2,179	2,110
Commitments and Contingencies

Common Stockholder’s Equity
Common stock, $8.50 par value; 120,000,000 shares authorized and 89,663,086 shares outstanding at June 30, 2008 and December 31, 2007	762	762
Additional paid-in capital	5,570	5,570
Retained earnings	517	227
Accumulated other comprehensive loss	(24)	(25)
Total common stockholder’s equity	6,825	6,534
Total Liabilities and Common Stockholder’s Equity	$11,824	$11,677

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$290	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	188
(Gains) losses on sales of other assets and other, net	(46)	11
Deferred income taxes	47	(18)
Regulatory asset/liability amortization	11	13
Accrued pension and other postretirement benefit costs	14	21
Contribution to company-sponsored pension and other postretirement benefit plans	—	(83)
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	(153)	9
Receivables	94	92
Inventory	(4)	12
Other current assets	88	2
Increase (decrease) in:
Accounts payable	37	51
Taxes accrued	(23)	(120)
Other current liabilities	7	(13)
Regulatory asset/liability deferrals	(14)	(23)
Other assets	34	84
Other liabilities	(44)	(4)
Net cash provided by operating activities	539	308
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(285)	(302)
Purchases of emission allowances	(8)	(14)
Sales of emission allowances	56	24
Change in restricted funds held in trust	3	15
Other	(1)	—
Net cash used in investing activities	(235)	(277)
CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of long-term debt	(124)	(3)
Notes payable to affiliate, net	(181)	53
Dividends to parent	—	(135)
Capital contribution from parent	—	29
Net cash used in financing activities	(305)	(56)
Net decrease in cash and cash equivalents	(1)	(25)
Cash and cash equivalents at beginning of period	33	45
Cash and cash equivalents at end of period	$32	$20

Supplemental Disclosures
Significant non-cash transactions:
Purchase accounting adjustments	$—	$(8)
Accrued capital expenditures	$31	$26

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	SFAS No. 158 Adjustment	Total
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$(2)	$6,380
Net income	—	—	86	—	—	86
Other comprehensive income
Cash flow hedges(a)	—	—	—	8	—	8

Total comprehensive income						94
Capital contribution from parent	—	29	—	—	—	29
Push-down accounting adjustments	—	(8)	—	—	—	(8)
Adoption of SFAS No. 158—measurement date provision	—	—	(3)	—	(2)	(5)
Dividend to parent	—	(46)	(89)	—	—	(135)
Balance at June 30, 2007	$762	$5,576	$49	$(28)	$(4)	$6,355

Balance at December 31, 2007	$762	$5,570	$227	$(32)	$7	$6,534
Net income	—	—	290	—	—	290
Other comprehensive income
Cash flow hedges(b)	—	—	—	1	—	1

Total comprehensive income						291
Balance at June 30, 2008	$762	$5,570	$517	$(31)	$7	$6,825

(a)	Net of $4 tax expense in 2007.
(b)	Net of $1 tax expense in 2008.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Ohio, Inc. (Duke Energy Ohio), an Ohio corporation organized in 1837, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through its wholly-owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky), in nearby areas of Kentucky, as well as unregulated electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity as well as the sale of and/or transportation of natural gas. Except where separately noted, references to Duke Energy Ohio herein relate to the consolidated operations of Duke Energy Ohio, including its wholly-owned subsidiary Duke Energy Kentucky. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Ohio and all majority-owned subsidiaries where Duke Energy Ohio has control, as well as Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio, Kentucky and Indiana.

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

These Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Ohio’s financial position and results of operations. Amounts reported in the interim Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

Use of Estimates. To conform to GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available knowledge at the time, actual results could differ.

Reclassifications. Certain prior period amounts on the Consolidated Balance Sheets have been reclassified in connection with the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. 39, Offsetting of Amounts Related to Certain Contracts,” (FSP No. FIN 39-1) on January 1, 2008, as discussed below, the effects of which require retrospective application to the Consolidated Balance Sheets.

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. On January 1, 2008, Duke Energy Ohio adopted FSP No. FIN 39-1. In accordance with FSP No. FIN 39-1, Duke Energy Ohio offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Prior to the adoption of FSP No. FIN 39-1, Duke Energy Ohio offset the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” but presented cash collateral on a gross basis within the Consolidated Balance Sheets. At June 30, 2008 and December 31, 2007, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of approximately $16 million and $5 million, respectively, and had payables related to obligations to return cash collateral of approximately $82 million and an insignificant amount, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Ohio had insignificant cash collateral receivables and payables under master netting arrangements that have not been offset against net derivative positions at June 30, 2008 or December 31, 2007.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue per kilowatt hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary sig-

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

nificantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are included in Receivables on the Consolidated Balance Sheets, primarily relate to wholesale sales at Commercial Power and were approximately $57 million and $38 million at June 30, 2008 and December 31, 2007, respectively. Additionally, receivables for unbilled revenues of approximately $104 million and $145 million at June 30, 2008 and December 31, 2007, respectively, related to retail accounts receivable at Duke Energy Ohio and Duke Energy Kentucky are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables). Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and, accordingly, Cinergy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales.

Other Regulatory Assets and Deferred Debits. The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001 and ending December 2010. Accordingly, application of SFAS No. 71, “Accounting for Certain Types of Regulation” (SFAS No. 71), was discontinued for the generation portion of Duke Energy Ohio’s business. Duke Energy Ohio has a RTC related regulatory asset balance of approximately $191 million and $239 million as of June 30, 2008 and December 31, 2007, respectively, which is classified in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

2. Business Segments

Duke Energy Ohio operates the following business segments, which are considered reportable business segments under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”: Franchised Electric and Gas and Commercial Power. Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Ohio’s reportable business segments.

Franchised Electric and Gas, which conducts operations primarily through Duke Energy Ohio and its wholly-owned subsidiary Duke Energy Kentucky, generates, transmits, distributes and sells electricity in southwestern Ohio and northern Kentucky, as well as transports and sells natural gas in southwestern Ohio and northern Kentucky.

Commercial Power owns, operates and manages non-regulated power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio and five Midwestern gas-fired non-regulated generation assets that were transferred from Duke Energy in connection with Duke Energy’s merger with Cinergy in April 2006. Commercial Power’s assets comprise approximately 7,600 megawatts of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the rate stabilization plan (RSP) (see Note 10).

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 8).

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

Cash, cash equivalents, and short-term investments, if any, are managed centrally by Duke Energy, so the interest and dividend income on those balances are excluded from segment EBIT. Transactions between reportable segments, if any, are included in segment EBIT.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2008
Franchised Electric and Gas	$341	$41	$58
Commercial Power	454	242	42
Total reportable segments	795	283	100
Other	—	(19)	—
Interest expense	—	(23)	—
Interest income and other	—	5	—
Total consolidated	$795	$246	$100

Three Months Ended June 30, 2007
Franchised Electric and Gas	$341	$50	$54
Commercial Power	422	67	41
Total reportable segment	763	117	95
Other	—	(21)	—
Interest expense	—	(22)	—
Interest income and other	—	7	—
Total consolidated	$763	$81	$95

Six Months Ended June 30, 2008
Franchised Electric and Gas	$940	$138	$116
Commercial Power	846	387	83
Total reportable segment	1,786	525	199
Other	—	(37)	—
Interest expense	—	(49)	—
Interest income and other	—	13	—
Total consolidated	$1,786	$452	$199

Six Months Ended June 30, 2007
Franchised Electric and Gas	$911	$129	$107
Commercial Power	768	80	81
Total reportable segment	1,679	209	188
Other	—	(39)	—
Interest expense	—	(45)	—
Interest income and other	—	16	—
Total consolidated	$1,679	$141	$188

(a)	There were no intersegment revenues for the three and six months ended June 30, 2008 and 2007.

Duke Energy Ohio’s chief operating decision maker does not regularly review any asset information at a business segment level in deciding how to allocate resources.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Segment Assets

	June 30, 2008	December 31, 2007
	(in millions)
Franchised Electric and Gas	$5,463	$5,530
Commercial Power	6,361	6,147

Total reportable segments/consolidated assets	$11,824	$11,677

3. Sales of Other Assets

For the three months ended June 30, 2008, the sale of other assets resulted in approximately $44 million in proceeds and net pre-tax gains of approximately $33 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the six months ended June 30, 2008, the sale of other assets resulted in approximately $60 million in proceeds and net pre-tax gains of approximately $46 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of zero cost basis emission allowances.

For the three months ended June 30, 2007, the sale of other assets resulted in approximately $2 million in proceeds and net pre-tax gains of an insignificant amount recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the six months ended June 30, 2007, the sale of other assets resulted in approximately $24 million in proceeds and net pre-tax losses of approximately $11 million recorded in Gains (Losses) on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in April 2006, which were written up to fair value as part of purchase accounting.

4. Inventory

Inventory consists primarily of coal held for electric generation, materials and supplies, and natural gas held in storage for transmission and sales commitments. Inventory is recorded primarily using the average cost method.

	June 30, 2008	December 31, 2007
	(in millions)
Coal held for electric generation	$97	$77
Materials and supplies	69	66
Natural gas	62	69

Total inventory	$228	$212

5. Debt and Credit Facilities

Money Pool Arrangement. Duke Energy Ohio and its wholly-owned subsidiary, Duke Energy Kentucky, receive support for their short-term borrowing needs through their participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Ohio and Duke Energy Kentucky separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables of Duke Energy Ohio and Duke Energy Kentucky, as each of these entities independently participate in the money pool. As of June 30, 2008, Duke Energy Ohio had net receivables of approximately $6 million, which are classified within Receivables in the accompanying Consolidated Balance Sheets, and Duke Energy Kentucky had net borrowings of approximately $8 million, which are classified within Notes payable in the accompanying Consolidated Balance Sheets. As of December 31, 2007, Duke Energy Ohio and Duke Energy Kentucky had combined net borrowings of approximately $189 million, which are classified within Notes payable in the accompanying Consolidated Balance Sheets. During the six months ended June 30, 2008 and 2007, the $181 million decrease and $53 million increase in the money pool borrowings, respectively, are reflected in Notes payable to affiliate, net within Net cash used in financing activities on the Consolidated Statements of Cash Flows. During the six months ended June 30, 2008, the $6 million increase in the money pool receivables is reflected in Other within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

At June 30, 2008 and December 31, 2007, approximately $96 million of certain pollution control bonds, which are short-term obligations by nature, are classified as Long-term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis.

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

The amount available to Duke Energy Ohio and Duke Energy Kentucky under their sublimits to Duke Energy’s master credit facility is reduced by borrowings through the money pool arrangement, issuances of letters of credit and other borrowings.

Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy, Duke Energy Ohio and Duke Energy Kentucky to not exceed 65%. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2008, Duke Energy, Duke Energy Ohio and Duke Energy Kentucky were in compliance with all covenants that would impact Duke Energy Ohio’s ability to borrow funds under its debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

6. Employee Benefit Obligations

Duke Energy Ohio participates in pension and other post-retirement benefit plans sponsored by Cinergy. Duke Energy Ohio’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(in millions)
Qualified Pension Benefits(a)	$4	$3	$6	$7
Other Post-retirement Benefits(b)	$2	$3	$5	$5

(a)	These amounts exclude approximately $1 million and $4 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $2 million and $7 million for the six months ended June 30, 2008 and 2007, respectively, of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude approximately $1 million for each of the three months ended June 30, 2008 and 2007, respectively, and approximately $1 million and $2 million for the six months ended June 30, 2008 and 2007, respectively, of regulatory asset amortization resulting from purchase accounting.

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not require Duke Energy Ohio to make contributions to the legacy Cinergy qualified or non-qualified pension plans during the three and six months ended June 30, 2008 and Duke Energy does not anticipate requiring Duke Energy Ohio to make contributions to the legacy Cinergy qualified or non-qualified pension plans during the remainder of 2008. During the six months ended June 30, 2007, approximately $350 million of qualified pension plan contributions were made to the legacy Cinergy qualified pension plans, of which approximately $83 million represents contributions made by Duke Energy Ohio. Additionally, Duke Energy Ohio participates in Cinergy sponsored employee savings plans that cover substantially all Duke Energy Ohio employees. Duke Energy Ohio made its proportionate share of pre-tax employer matching contributions of approximately $2 million and $3 million during the three and six months ended June 30, 2008, respectively. Duke Energy Ohio made its proportionate share of pre-tax employer matching contributions of approximately $1 million and $2 million during the three and six months ended June 30, 2007, respectively.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

7. Goodwill and Intangibles

Carrying Amount of Goodwill

The carrying amount of goodwill as of both June 30, 2008 and December 31, 2007 was $2,325 million, of which $1,188 million was reflected in the Commercial Power segment and $1,137 million was reflected in the Franchised Electric and Gas segment.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Emission allowances	$338	$365
Gas, coal, and power contracts	271	271
Other	9	9

Total gross carrying amount	618	645

Accumulated amortization—gas, coal, and power contracts	(99)	(89)
Accumulated amortization—other	(5)	(5)

Total accumulated amortization	(104)	(94)

Total intangible assets, net	$514	$551

Emission allowances in the table above include emission allowances which were recorded at fair value on the date of Duke Energy’s merger with Cinergy and emission allowances purchased by Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated certain zero cost emission allowances on an annual basis. The carrying value of emission allowances sold or consumed during the three months ended June 30, 2008 and 2007 were $26 million and $33 million, respectively. The carrying value of emission allowances sold or consumed during the six months ended June 30, 2008 and 2007 were $42 million and $100 million, respectively. See Note 3 for discussion of gains and losses on sales of emission allowances at Commercial Power during the three and six months ended June 30, 2008 and 2007.

Amortization expense for gas, coal and power contracts and other intangible assets for the three months ended June 30, 2008 and 2007 was approximately $4 million and $13 million, respectively. Amortization expense for gas, coal and power contracts and other intangible assets for the six months ended June 30, 2008 and 2007 was approximately $10 million and $25 million, respectively.

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). See Note 11 for a discussion of the decision. Duke Energy Ohio is currently evaluating the effect of the decision on the carrying value of emission allowances held by its non-regulated businesses. Based on current market prices for sulfur dioxide (SO2) allowances, and the uncertainty associated with future federal requirements to reduce emissions, management believes that it is possible that Duke Energy Ohio may incur an impairment of the carrying value of emission allowances held by Commercial Power of up to $100 million in the third quarter of 2008. This current estimate is based on total allowances held by Commercial Power as of June 30, 2008 compared to amounts projected to be utilized in operations through 2037.

Intangible Liabilities

In connection with the Duke Energy and Cinergy merger, Duke Energy Ohio recorded an intangible liability of approximately $113 million associated with the market based standard service offer (MBSSO) in Ohio, which is being recognized in earnings over the remaining regulatory period that ends on December 31, 2008. The carrying amount of this intangible liability was approximately $34 million and $67 million at June 30, 2008 and December 31, 2007, respectively. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger. The carrying amount of this intangible liability was approximately $19 million and $22 million at June 30, 2008 and December 31, 2007, respectively. During the three and six months ended June 30, 2008, Duke Energy Ohio amortized approximately $18 million and $36 million, respectively, to income related to these intangible liabilities. During the three and six months ended June 30, 2007, Duke Energy Ohio amortized approximately $10 million

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

and $14 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

8. Related Party Transactions

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Current assets due from affiliated companies(a)(b)	$44	$58
Non-current assets due from affiliated companies(c)	$1	$—
Current liabilities due to affiliated companies(a)(d)	$(308)	$(266)
Net deferred tax liabilities to Duke Energy(a)(e)	$(1,457)	$(1,401)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements, all of which are discussed below.
(b)	Of the balance at June 30, 2008, approximately $36 million is classified as Receivables, approximately $7 million is classified as Other within Current Assets, and approximately $1 million is classified as Unrealized gains on mark-to-market and hedging transactions within Current Assets on the Consolidated Balance Sheets. The balance at December 31, 2007 is classified as Receivables on the Consolidated Balance Sheets.
(c)	The balance at June 30, 2008 is classified as Unrealized gains on mark-to-market and hedging transactions within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2008, approximately $(297) million is classified as Accounts payable and approximately $(11) million is classified as Taxes accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $(256) million is classified as Accounts payable and approximately $(10) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(e)	Of the balance at June 30, 2008, approximately $(1,465) million is classified as Deferred income taxes, approximately $(15) million is classified as Investment tax credits, and approximately $23 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $(1,409) million is classified as Deferred income taxes, approximately $(16) million is classified as Investment tax credits, and approximately $24 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Ohio is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy and a consolidated affiliate of Cinergy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Ohio, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations were approximately $59 million and $60 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $120 million and $116 million for the six months ended June 30, 2008 and 2007, respectively.

Duke Energy Ohio incurs expenses related to its property insurance coverage through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations, were approximately $3 million and $10 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $7 million and $14 million for the six months ended June 30, 2008 and 2007, respectively. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy. Rental income was approximately $3 million for each of the three months ended June 30, 2008 and 2007, respectively, and approximately $5 million for each of the six months ended June 30, 2008 and 2007, respectively.

Duke Energy Ohio participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 6). Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $300 million at June 30, 2008 and approximately $266 million at December 31, 2007. These amounts have been classified in the Consolidated Balance Sheets as follows:

	June 30, 2008	December 31, 2007
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$291	$259
Other deferred credits and other liabilities	$4	$2

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

As discussed in Note 1, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables. The proceeds obtained from the sales of receivables are largely cash, but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance Sheets and was approximately $107 million and $189 million, as of June 30, 2008 and December 31, 2007, respectively. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $4 million and $5 million for three months ended June 30, 2008 and 2007, respectively, and approximately $12 million and $13 million for the six months ended June 30, 2008 and 2007, respectively.

During the second quarter of 2007, Duke Energy Ohio received a $29 million capital contribution from its parent, Cinergy. Additionally, during the second quarter of 2007, Duke Energy Ohio paid dividends to its parent, Cinergy, of $135 million.

As discussed further in Note 5, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, were an insignificant amount and approximately $1 million for the three months ended June 30, 2008 and 2007, respectively, and approximately $1 million and $3 million for the six months ended June 30, 2008 and 2007, respectively.

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

The following table shows the carrying value of Duke Energy Ohio’s derivative portfolio as of June 30, 2008, and December 31, 2007.

Net Derivative Portfolio Assets (Liabilities) reflected in the Consolidated Balance Sheets:

	June 30, 2008	December 31, 2007
	(in millions)
Hedging	$(28)	$(23)
Undesignated	166	7

Total	$138	$(16)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets.

The $159 million increase in the undesignated derivative portfolio fair value is due primarily to unrealized mark-to-market gains within Commercial Power, primarily as a result of higher coal prices.

Commodity Cash Flow Hedges. As of June 30, 2008, approximately $45 million of the pre-tax unrealized net losses on derivative instruments related to commodity cash flow hedges included on the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding values in Accumulated Other Comprehensive Loss will likely change prior to their reclassification into earnings.

No gains or losses due to hedge ineffectiveness were recorded during the three and six months ended June 30, 2008 and 2007, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was insignificant for the three and six months ended June 30, 2008 and June 30, 2007, respectively.

See Note 12 for additional information related to the fair value of Duke Energy Ohio’s derivative instruments.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

10. Regulatory Matters

Regulatory Merger Approvals

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO, and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. During the first quarter of 2007, Duke Energy Ohio completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million of the rate reductions was passed through to customers during the six months ended June 30, 2007.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $1 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2008, respectively. Approximately less than $1 million and $1 million of the rate reduction was passed through to customers during the three and six months ended June 30, 2007, respectively.

•	The FERC approved the merger without conditions.

Franchised Electric and Gas

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

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operates under a RSP, a MBSSO approved by the PUCO in November 2004. In March 2005, the Office of the Ohio Consumers’ Council (OCC) appealed the PUCO’s approval of the MBSSO to the Supreme Court of Ohio which issued its decision in November 2006. It upheld the MBSSO in virtually every respect but remanded to the PUCO on two issues. The Supreme Court of Ohio ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order.

In October 2007, the PUCO issued its ruling affirming the MBSSO, with certain modifications, and maintaining the current price. The ruling provided for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also attempted to modify the statutory requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and ordered Duke Energy Ohio to retain ownership for the remainder of the RSP period. The ruling also incorrectly implied that Duke Energy Ohio’s nonresidential RTC will terminate at the end of 2008. On November 23, 2007, Duke Energy Ohio filed an application for rehearing on the portions of the PUCO’s ruling relating to whether certain pricing components may be avoided by customers, the right to transfer generating assets, and the termination date of the RTC. On December 19, 2007, the PUCO issued its Entry on Rehearing granting in part and denying in part Duke Energy Ohio’s Application for Rehearing. Among other things, the PUCO modified and clarified the applicability of various rate riders during customer shopping situations. It also clarified that the residential RTC terminates at the end of 2008 and that the nonresidential RTC terminates at the end of 2010 and agreed to give further consideration to whether Duke Energy Ohio may transfer its generating assets to an EWG.

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of the PUCO’s decision on remand regarding Duke Energy Ohio’s RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio has asked the Ohio Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive supplier. On March 28, 2008, Duke Energy Ohio voluntarily withdrew its appeal. The OCC filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. The OCC and Ohio Partners for Affordable Energy (OPAE) also filed appeals from the PUCO’s November 20, 2007 order approving Duke Energy Ohio’s MBSSO riders. Duke Energy Ohio has intervened in each appeal. Pending the Ohio Supreme Court’s consideration of its initial appeal, the OCC requested that the PUCO stay implementation of the Infrastructure Maintenance Fund charge to be collected from customers approved in the October 2007 order. The Commission denied the OCC’s request and the OCC filed a similar request with the Ohio Supreme Court. On July 9, 2008, the court denied the OCC’s request to stay implementation of the Infrastructure Maintenance Fund. On April 30, 2008, the Ohio Supreme Court granted Duke Energy Ohio’s motion to intervene in the OCC’s appeal. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision. Additionally, Duke Energy Ohio cannot predict the outcome of the MBSSO rider appeal; however, Duke Energy Ohio does not anticipate the resolution of this matter will have a material impact on its results of operations, cash flows or financial position.

New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an electric security plan (ESP), which would allow for pricing structures similar to the current MBSSO. Electric utilities are required to file an ESP and may also file an application for a market rate option at the same time. The market rate option is a price determined through a competitive bidding process. If a market rate option price is approved, the utility would blend in the MBSSO or ESP price with the market rate option price over a six- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of the utility’s load by 2025. The utility’s earnings under the ESP can be subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its dedicated generating assets to an EWG absent PUCO approval.

On July 31, 2008, Duke Energy Ohio filed its ESP, a new generation pricing formula to be effective January 1, 2009, when the current RSP is scheduled to expire. Among other things, the plan provides pricing mechanisms for compensation related to the advanced energy, including renewables and energy efficiency portfolio standards established by SB 221. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and OPAE filed Applications for Rehearing opposing the rate design. On July 23, 2008, the Ohio Commission issued an Entry denying the rehearing requests of OCC and OPAE. Duke Energy Ohio does not anticipate the resolution of this matter will have a material impact on its results of operations, cash flows or financial position.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it will seek a rate increase for electric delivery service of approximately $86 million, or 4.8% on total electric revenues, to be effective in the second quarter of 2009. Among other things, the rate request includes a proposal to increase the monthly residential customer charge from $4.50 to $10, with an offsetting reduction in the usage-based charge. This change in rate design will make customer bills more even throughout the year. Duke Energy Ohio also proposes a distribution modernization tracker that would allow smaller annual increases to reflect increased investment in the delivery system. It would also facilitate the move to a SmartGrid, which would create an interactive delivery system that provides enhanced system maintenance and automatic meter reading, eliminating the need for estimated meter readings and inside meter reading. SmartGrid technology will also provide customers with real-time usage information to help customers monitor and control their energy usage.

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

Energy Efficiency. On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). The DSM Program consists of ten residential and two commercial programs. Implementation of the programs has begun. The programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The programs’ costs will be recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. An order on the Home Energy Assistance Program is expected in the third quarter of 2008.

Other Matters

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all interveners and will be completed at the end of 2012.

Ohio Smart Metering Evaluation. In December 2005, the PUCO initiated an investigation into implementing certain provisions of the Energy Policy Act of 2005, including whether to adopt a statewide standard for implementing smart metering. After an investigation, the PUCO issued a March 2007 order requiring all electric utilities to offer tariffs to all customer classes which are differentiated, at a minimum, based on on-peak and off-peak wholesale price periods. The PUCO noted that time-of-use meters should be available for customers subscribing to these tariffs. The order instructed PUCO Staff to conduct workshop meetings to study the costs/benefits of deploying smart metering. These workshop meetings are in progress. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

FERC 203 Application. On April 23, 2008, Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The affiliate companies would be consolidated by Duke Energy, but may not be consolidated by Duke Energy Ohio. The FERC filing, if approved, does not obligate Duke Energy to make the transfer of the electric generating facilities, and management is in the process of evaluating the potential transfer. Management believes the proposed asset transfer could provide greater financial flexibility for the assets. The asset transfer complies with Duke Energy Ohio’s Corporate Separation Plan that was amended by the PUCO in 2007. As previously discussed, SB 221 limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval. The filing does not impact Duke Energy Ohio’s current rates.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Resource Adequacy Filing. On December 28, 2007, the Midwest ISO filed its Electric Tariff Filing Regarding Resource Adequacy in compliance with the FERC’s request of Midwest ISO to file Phase II of its long-term Resource Adequacy plan by December 2007. The proposal includes establishment of a resource adequacy requirement in the form of planning reserve margin. On March 26, 2008, the FERC ruled on the Midwest ISO’s Resource Adequacy filing and ordered that the new Module E tariff be effective March 27, 2008. This action established a Midwest ISO-wide resource adequacy requirement for the first Planning Year, which begins June 2009. In the Order, the FERC, among other things, clarified that States have the authority to set their own Planning Reserve Margins, as long as they are not inconsistent with any reliability standard approved by the FERC. Duke Energy Ohio does not believe the resource adequacy requirement will have a material impact on its consolidated results of operations, cash flows or financial position.

Midwest ISO’s Establishment of an Ancillary Services Market. On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ancillary services market (ASM), including a scarcity pricing proposal. By approving the ASM proposal, the FERC essentially approved the transfer and consolidation of Balancing Authority for the entire Midwest ISO area. This will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 Balancing Authorities. The Midwest ISO has delayed the ASM launch date until September 9, 2008. At this time, Duke Energy Ohio does not believe the establishment of the Midwest Ancillary Services Market will have a material impact on its consolidated results of operations, cash flows or financial position.

PJM Interconnection Reliability Pricing Model (RPM) Buyers’ Complaint. On May 30, 2008, a group of public utility commissions, state consumer counsels, industrial power customers and load serving entities, known collectively as the RPM Buyers, filed a complaint at FERC. The complaint asks FERC to find that the results of the three transitional base residual auctions conducted by PJM to procure capacity for its RPM capacity market during the years 2008-2011 are unjust and unreasonable because, allegedly, they have produced excessive capacity prices, have failed to prevent suppliers from exercising market power, and have not produced benefits commensurate with costs. In their complaint, the RPM Buyers propose revised, administratively determined auction clearing prices. Certain Duke Energy Ohio revenues are at risk, as Duke Energy Ohio planned to supply capacity to this market. On July 11, 2008 Duke filed a response to the complaint with the FERC. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Commercial Power

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

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three of six coal-fired generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. A decision is not likely until 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, although Duke Energy Ohio is unable to estimate its costs to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR was to have limited total annual and summertime nitrogen oxides (NOx) emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 was to begin in 2009 for NOx and in 2010 for SO2. Phase 2 was to begin in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. Nearly all aspects of the rule were challenged, but Duke Energy challenged only the portions pertaining to SO2 allowance allocations. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA has until August 25, 2008 to appeal the decision. The D.C. Circuit’s decision creates uncertainty regarding future NOx and SO2 emission reductions requirements and their timing. Although as a result of the decision there may be a delay in the timing of federal requirements to reduce emissions, it is expected that electric sector emission reductions at least as stringent as those imposed by CAIR will be required in the near future, through new federal rules and/or individual state requirements. CAIR remains in effect until the Court issues its mandate, which will not be before the period for petitions for rehearing runs. Duke Energy Ohio’s plan had been to spend approximately $150 million between 2008 and 2012 to comply with Phase 1 of CAIR at plants that Duke Energy Ohio owns or partially owns but does not operate. It has not been determined how the court’s decision will affect these planned expenditures. Duke Energy Ohio did not expect to incur any significant costs for complying with Phase 2 of CAIR. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP (see Note 10).

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Ohio is unable to estimate the costs to comply with any new rule EPA may issue as a result of this decision. See Note 7 for a discussion of the potential impact of the D.C. Circuit Court’s decision to vacate CAIR on the carrying value of emission allowances.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008, the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. Parties have until August 18, 2008 to request U.S. Supreme Court review of the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. At this point, Duke Energy Ohio is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Ohio currently estimates that it will spend approximately $95 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

Zimmer Generating Station Clean Air Act Notice of Violation/Finding of Violation. On March 10, 2008, the EPA issued a Clean Air Act Notice of Violation/Finding of Violation (NOV/FOV) asserting noncompliance with SO2 emission limits, opacity standards, and permitting requirements at Duke Energy Ohio’s Zimmer Generating Station. The NOV/FOV also asserts that a Prevention of Significant Deterioration (PSD) permit should have been obtained for the installation in 2004 of a pollution control project in order to comply with the EPA’s regional cap-and-trade program for NOx emissions. Duke Energy Ohio disputes the legal and factual basis for the NOV/FOV. Duke Energy Ohio is unable to predict at this time what, if any, remedies or potential penalties may result from the NOV/FOV.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $8 million as of both June 30, 2008 and December 31, 2007, respectively. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Duke Energy Ohio believes that completion or resolution of these matters will have no material impact on its consolidated results of operations, cash flows or financial position.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various allegedly violating generating units, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. Two of Duke Energy Ohio’s plants have been subject to these allegations. Duke Energy Ohio asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA at Duke Energy Ohio’s W.C. Beckjord and Miami Fort Stations. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana, Inc. on all but three units at Wabash River. The remedy phase of the case is expected to commence in December 2008. Based on previous rulings by the judge in this case, the Wabash River units are not subject to civil penalties; and therefore, the remedy phase will address only the appropriate injunctive relief. Additionally, the plaintiffs had claimed that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station. The judge previously granted summary judgment against Duke Energy Ohio with respect to this allegation and it will be considered during the December 2008 remedy phase as well.

Duke Energy Ohio has been informed by Dayton Power and Light (DP&L) that in June 2000, the EPA issued a NOV to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, Columbus Southern Power Company

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

(CSP), and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. Trial of this case was originally scheduled to commence in August 2008, however, the parties have reached an agreement in principle to settle this matter, subject to the execution of a definitive agreement, which is currently being negotiated, and court approval. The proposed settlement will not have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

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

Zimmer Generating Station (Zimmer Station) Lawsuit. In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to Duke Energy Ohio’s Zimmer Station, brought a purported class action in the U.S. District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against Duke Energy Ohio for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated. On December 28, 2006, the District Court certified this case as a class action. Discovery in the case continues. At this time, Duke Energy Ohio cannot predict whether the outcome of this matter will have a material impact on its consolidated results of operations, cash flows or financial position. Duke Energy Ohio intends to defend this lawsuit vigorously in court.

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals and oral argument was heard on August 6, 2008. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Ohio Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio denies the allegations made in the lawsuit. Following Duke Energy Ohio’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs now contend that the contracts at issue were an illegal rebate which violate antitrust and RICO statutes. Defendants have again moved to

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

dismiss the claims. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio’s generating plants; (ii) the possible incidence of various illnesses among exposed workers; and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

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

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of June 30, 2008 and December 31, 2007, Duke Energy Ohio has recorded insignificant reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

12. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Ohio adopted SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Duke Energy Ohio’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Ohio as a result of the adoption of SFAS No. 157.

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

The following table provides the fair value measurement amounts for assets and liabilities recorded in both current and non-current Unrealized gains on mark-to-market and hedging transactions and Unrealized losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at June 30, 2008. Amounts presented in the table below exclude cash collateral amounts which are disclosed separately in Note 1.

	Total Fair Value Amounts at June 30, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets	$329	$111	$—	$218
Derivative liabilities	$191	$—	$2	$189

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)

Three Months Ended June 30, 2008
Balance at April 1, 2008	$(25)
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated	68
Total pre-tax losses included in other comprehensive income	(6)
Net purchases, sales, issuances and settlements	(9)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	1

Balance at June 30, 2008	$29

Six Months Ended June 30, 2008
Balance at January 1, 2008	$(22)
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated	77
Total pre-tax losses included in other comprehensive income	(9)
Net purchases, sales, issuances and settlements	(17)

Balance at June 30, 2008	$29

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2008:
Revenue, non-regulated	63

Total	$63

The valuation method of the primary fair value measurements disclosed above is as follows:

Commodity derivatives: The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Some commodity derivatives are NYMEX contracts, which Duke Energy Ohio classifies as Level 1 measurements.

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to June 30, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 12 for a discussion of Duke Energy Ohio’s adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 12 for a discussion of Duke Energy Ohio’s adoption of SFAS No. 159.

FSP No. FIN 39-1. Refer to Note 1 for a discussion of Duke Energy Ohio’s adoption of FSP No. FIN 39-1.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of June 30, 2008:

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Ohio, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Ohio of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R. SFAS No. 141R changes the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Subsequent to the effective date of SFAS No. 141R, the resolution of tax contingencies relating to Cinergy that existed as of the date of the merger will be required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

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

At June 30, 2008, Duke Energy Ohio has approximately $46 million recorded for unrecognized tax benefits and no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. Additionally, at June 30, 2008, Duke Energy Ohio has approximately $7 million of unrecognized tax benefits related to pre-merger tax positions that, if recognized prior to the adoption of SFAS No. 141R, would affect goodwill. It is reasonably possible that Duke Energy Ohio will reflect an approximate $35 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

During the three and six months ended June 30, 2008, Duke Energy Ohio recognized net interest expense of approximately $1 million and $2 million, respectively, in the Consolidated Statements of Operations related to income taxes. At June 30, 2008, Duke Energy

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Ohio had approximately $8 million of interest payable, which reflects all interest related to income taxes, and no amount has been accrued for the payment of penalties in the Consolidated Balance Sheets.

Duke Energy Ohio has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

The effective tax rate for the three months ended June 30, 2008 was approximately 35.9% as compared to the effective tax rate of 39.8% for the same period in 2007. The effective tax rate for the six months ended June 30, 2008 was approximately 35.8% as compared to the effective tax rate of 39.0% for the same period in 2007. The decrease in the effective tax rate for both the three and six months ended June 30, 2008 is due primarily to less of an effect to the effective tax rate calculation from permanent items in 2008 as compared to 2007 as a result of significantly higher pre-tax income in 2008.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as Operating Revenues in the accompanying Consolidated Statements of Operations for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(in millions)
Excise Taxes	$29	$27	$68	$66

15. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended June 30, 2008 and 2007. Components of other comprehensive income and total comprehensive income for the six months ended June 30, 2008 and 2007 are presented in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income.

Total Comprehensive Income (Loss)

	Three Months Ended June 30,
	2008	2007
	(in millions)
Net Income	$157	$49

Other comprehensive (loss) income
Cash flow hedges(a)	(1)	4

Other comprehensive (loss) income, net of tax	(1)	4

Total Comprehensive Income	$156	$53

(a)	Cash flow hedges, net of an insignificant tax benefit and $2 million tax expense for the three months ended June 30, 2008 and 2007, respectively.

16. Subsequent Events

For information on subsequent events related to goodwill and intangibles, regulatory matters and commitments and contingencies, see Notes 7, 10 and 11, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.

Duke Energy Ohio, Inc. (Duke Energy Ohio) is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instructions H(2) of Form 10-Q.

DUKE ENERGY OHIO

	Six Months Ended June 30,
	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$1,786	$1,679	$107
Operating expenses	1,346	1,499	(153)
Gains (losses) on sales of other assets and other, net	46	(11)	57

Operating income	486	169	317
Other income and expenses, net	15	17	(2)
Interest expense	49	45	4

Income before income taxes	452	141	311
Income tax expense	162	55	107

Net income	$290	$86	$204

The $204 million increase in Duke Energy Ohio’s Net Income was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•

A $60 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $11 million in 2008 compared to losses of $49 million in 2007,

•	A $30 million increase in retail electric revenues primarily due to increased amortization of purchase accounting valuation liability of the rate stabilization plan,
•	A $16 million increase in regulated fuel revenues driven mainly by higher natural gas costs,
•	An $8 million increase due to higher PJM capacity revenues in 2008 compared to 2007, partially offset by lower generation volumes from the Midwest gas-fired generation assets,
•	An $8 million increase related to the Demand Side Management rider implemented in the third quarter of 2007,
•	A $5 million increase in wholesale revenues due to higher generation volumes in 2008 compared to 2007, and
•	A $4 million increase due to implementation of new gas rates in Ohio.

Partially offsetting these increases were:

•	A $27 million decrease in volumes of coal sales due to expiration of contracts, and
•	A $4 million decrease due to milder weather in 2008 compared to 2007.

Operating Expenses. The decrease was primarily due to:

•	A $100 million decrease in fuel expense due to mark-to-market gains on non-qualifying fuel hedge contracts of $145 million in 2008 compared to gains of $45 million in 2007,

PART I

•	A $32 million decrease due primarily to lower sulfur dioxide emission allowance expenses due to installation of flue gas desulphurization equipment,
•	A $26 million decrease in expenses associated with coal sales due to expiration of contracts,
•	A $13 million decrease in retail fuel and purchased power expenses due to realized gains from the settlement of certain fuel contracts, and
•	A $7 million decrease in fuel and operating expenses for the Midwest gas-fired generation assets primarily due to lower generation volumes in 2008 compared to 2007.

Partially offsetting these decreases were:

•	An $18 million increase in regulated fuel expense primarily due to higher natural gas costs, and
•	A $5 million increase in amortization of the Ohio Demand Side Management costs.

Gains (Losses) on Sales of Other Assets and Other, net. Increase in 2008 compared to 2007 is attributable to gains on sales of emission allowances in 2008 compared to losses on sales of emission allowances in 2007. Gains in 2008 were a result of sales of zero cost basis emission allowances. Losses in 2007 were a result of sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in April 2006 which were written up to fair value as part of purchase accounting.

Income Tax Expense. Income Tax Expense increased for the six months ended June 30, 2008 as compared to the same period in the prior year. The increase is primarily the result of higher pre-tax income, partially offset by a lower effective tax rate for the six months ended June 30, 2008 (36%) compared to the same period in 2007 (39%). The decrease in the effective tax rate is due primarily to less of an effect to the effective tax rate calculation from permanent items in 2008 as compared to 2007 as a result of significantly higher pre-tax income in 2008.

MATTERS IMPACTING FUTURE RESULTS

On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule. See Note 11, “Commitments and Contingencies,” to the Consolidated Financial Statements for a discussion of the decision. Duke Energy Ohio is currently evaluating the effect of the decision on the carrying value of emission allowances held by its non-regulated businesses. Based on current market prices for sulfur dioxide allowances, and the uncertainty associated with future federal requirements to reduce emissions, management believes that it is possible that Duke Energy Ohio may incur an impairment of the carrying value of emission allowances held by Commercial Power of up to $100 million in the third quarter of 2008. This current estimate is based on total allowances held by Commercial Power as of June 30, 2008 compared to amounts projected to be utilized in operations through 2037.

OTHER MATTERS

At June 30, 2008, Duke Energy Ohio had approximately $440 million of auction rate pollution control bonds outstanding. The maximum auction rate for approximately $270 million of this debt is 1.75 times one-month London Interbank Offered Rate (LIBOR) and the maximum auction rate for the remaining balance of approximately $170 million is 2.0 times one-month LIBOR. While Duke Energy Ohio intends to refund and refinance these tax exempt auction rate bonds, the timing of such refinancing transactions is uncertain and subject to market conditions.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2008 and have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2008, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

DUKE ENERGY OHIO, INC.

Date: August 14, 2008	/S/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: August 14, 2008	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller