Form 10-Q
period 2008-09-30
Duke Energy Ohio, Inc.
filed 2008-11-13
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008 Or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 1-1232

DUKE ENERGY OHIO, INC.

(Exact Name of Registrant as Specified in its Charter)

Ohio	31-0240030
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification No.)

139 East Fourth Street Cincinnati, OH	45202
(Address of Principal Executive Offices)	(Zip code)

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

SEPTEMBER 30, 2008

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
•

The influence of weather and other natural phenomena on Duke Energy Ohio’s operations, including the economic, operational and other effects of storms, hurricanes, tornados, droughts and other natural phenomena;

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

•	Declines in the market prices of equity securities and resultant cash funding requirements of Duke Energy Ohio for Cinergy Corp.’s defined benefit pension plans;
•	The level of creditworthiness of counterparties to Duke Energy Ohio’s transactions;
•	Employee workforce factors, including the potential inability to attract and retain key personnel;
•	Growth in opportunities for Duke Energy Ohio’s business units, including the timing and success of efforts to develop power and other projects; and
•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy Ohio has described. Duke Energy Ohio undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I . FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1. Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Operating Revenues
Non-regulated electric and other	$446	$613	$1,292	$1,381
Regulated electric	286	278	756	742
Regulated natural gas	86	64	556	511
Total operating revenue	818	955	2,604	2,634
Operating Expenses
Fuel used in electric generation and purchased power—non-regulated	332	310	612	728
Fuel used in electric generation and purchased power—regulated	49	49	116	116
Cost of natural gas and coal sold	42	32	341	356
Operation, maintenance and other	205	186	571	553
Depreciation and amortization	106	107	305	295
Property and other taxes	62	60	197	195
Impairments and other charges	82	—	82	—
Total operating expenses	878	744	2,224	2,243
(Losses) Gains on Sales of Other Assets and Other, net	—	(1)	46	(12)
Operating (Loss) Income	(60)	210	426	379
Other Income and Expenses, net	8	5	23	22
Interest Expense	23	28	72	73
(Loss) Income Before Income Taxes	(75)	187	377	328
Income Tax (Benefit) Expense	(21)	69	141	124
Net (Loss) Income	$(54)	$118	$236	$204

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2008	December 31, 2007
ASSETS
Current Assets
Cash and cash equivalents	$341	$33
Receivables (net of allowance for doubtful accounts of $18 at September 30, 2008 and $3 at December 31, 2007)	186	334
Inventory	270	212
Unrealized gains on mark-to-market and hedging transactions	104	22
Other	172	94
Total current assets	1,073	695
Investments and Other Assets
Restricted funds held in trust	60	62
Goodwill	2,324	2,325
Intangibles, net	416	551
Unrealized gains on mark-to-market and hedging transactions	30	17
Other	33	33
Total investments and other assets	2,863	2,988
Property, Plant and Equipment
Cost	9,954	9,577
Less accumulated depreciation and amortization	2,277	2,097
Net property, plant and equipment	7,677	7,480
Regulatory Assets and Deferred Debits
Deferred debt expense	23	23
Regulatory assets related to income taxes	100	90
Other	318	401
Total regulatory assets and deferred debits	441	514
Total Assets	$12,054	$11,677

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	September 30, 2008	December 31, 2007
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$400	$602
Notes payable and commercial paper	492	189
Taxes accrued	231	172
Interest accrued	23	24
Current maturities of long-term debt	27	126
Unrealized losses on mark-to-market and hedging transactions	76	24
Other	70	86
Total current liabilities	1,319	1,223
Long-term Debt	1,856	1,810
Deferred Credits and Other Liabilities
Deferred income taxes	1,482	1,436
Investment tax credit	14	16
Accrued pension and other post-retirement benefit costs	242	259
Unrealized losses on mark-to-market and hedging transactions	28	25
Asset retirement obligations	33	31
Other	296	343
Total deferred credits and other liabilities	2,095	2,110
Commitments and Contingencies

Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at September 30, 2008 and December 31, 2007	762	762
Additional paid-in capital	5,570	5,570
Retained earnings	463	227
Accumulated other comprehensive loss	(11)	(25)
Total common stockholder’s equity	6,784	6,534
Total Liabilities and Common Stockholder’s Equity	$12,054	$11,677

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$236	$204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	308	295
(Gains) losses on sales of other assets and other, net	(46)	12
Impairment charges	82	—
Deferred income taxes	(37)	45
Accrued pension and other post-retirement benefit costs	16	28
Contribution to company-sponsored pension and other post-retirement benefit plans	—	(92)
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	(19)	31
Receivables	168	71
Inventory	(58)	(14)
Other current assets	(36)	(1)
Increase (decrease) in:
Accounts payable	(209)	(56)
Taxes accrued	70	(153)
Other current liabilities	(10)	(6)
Regulatory asset/liability deferrals	(24)	(20)
Other assets	21	141
Other liabilities	(73)	(46)
Net cash provided by operating activities	389	439
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(381)	(461)
Purchases of emission allowances	(15)	(14)
Sales of emission allowances	60	25
Change in restricted funds held in trust	2	21
Other	3	(1)
Net cash used in investing activities	(331)	(430)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	73	6
Redemption of long-term debt	(139)	(5)
Notes payable and commercial paper	276	—
Notes payable to affiliate, net	40	74
Dividends to parent	—	(135)
Capital contribution from parent	—	29
Net cash provided by (used in) financing activities	250	(31)
Net increase (decrease) in cash and cash equivalents	308	(22)
Cash and cash equivalents at beginning of period	33	45
Cash and cash equivalents at end of period	$341	$23

Supplemental Disclosures
Significant non-cash transactions:
Purchase accounting adjustments	$—	$(8)
Accrued capital expenditures	$60	$13

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$(2)	$6,380
Net income	—	—	204	—	—	204
Other comprehensive income
Cash flow hedges(a)	—	—	—	1	—	1
Pension and OPEB-related Adjustments to AOCI	—	—	—	—	1	1

Total comprehensive income						206
Capital contribution from parent	—	29	—	—	—	29
Push-down accounting adjustments	—	(8)	—	—	—	(8)
Adoption of SFAS No. 158—measurement(b) date provision	—	—	(3)	—	(2)	(5)
Dividend to parent	—	(46)	(89)	—	—	(135)
Balance at September 30, 2007	$762	$5,576	$167	$(35)	$(3)	$6,467

Balance at December 31, 2007	$762	$5,570	$227	$(32)	$7	$6,534
Net income	—	—	236	—	—	236
Other comprehensive income
Cash flow hedges(c)	—	—	—	12	—	12
Pension and OPEB-related Adjustments to AOCI(d)	—	—	—	—	2	2

Total comprehensive income						250
Balance at September 30, 2008	$762	$5,570	$463	$(20)	$9	$6,784

(a)	Net of $1 tax expense in 2007.
(b)	Net of $2 tax benefit in 2007.
(c)	Net of $7 tax expense in 2008.
(d)	Net of insignificant tax expense in 2008.

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements

1. Basis of Presentation

Nature of Operations and Basis of Consolidation. Duke Energy Ohio, Inc. (Duke Energy Ohio), an Ohio corporation organized in 1837, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through its wholly-owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky), in nearby areas of Kentucky, as well as unregulated electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity as well as the sale of and/or transportation of natural gas. Except where separately noted, references to Duke Energy Ohio herein relate to the consolidated operations of Duke Energy Ohio, including Duke Energy Kentucky. These Unaudited Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Ohio and all majority-owned subsidiaries where Duke Energy Ohio has control, as well as Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio, Kentucky and Indiana.

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Unaudited Consolidated Financial Statements and Notes in Duke Energy Ohio’s Form 10-K for the year ended December 31, 2007.

These Unaudited Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of management, necessary to fairly present Duke Energy Ohio’s financial position and results of operations. Amounts reported in the interim Unaudited Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

Use of Estimates. To conform to GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Unaudited Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Reclassifications. Certain prior period amounts on the Consolidated Balance Sheets have been reclassified in connection with the adoption of Financial Accounting Standards Board (FASB) Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. (FIN) 39, Offsetting of Amounts Related to Certain Contracts,” (FSP No. FIN 39-1) on January 1, 2008, as discussed below, the effects of which require retrospective application to the Consolidated Balance Sheets.

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. On January 1, 2008, Duke Energy Ohio adopted FSP No. FIN 39-1. In accordance with FSP No. FIN 39-1, Duke Energy Ohio offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Prior to the adoption of FSP No. FIN 39-1, Duke Energy Ohio offset the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” but presented cash collateral on a gross basis within the Consolidated Balance Sheets. At September 30, 2008 and December 31, 2007, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of approximately $9 million and $5 million, respectively, and had payables related to obligations to return cash collateral of an insignificant amount at each balance sheet date that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Ohio had cash collateral receivables of approximately $64 million and $15 million under master netting arrangements that have not been offset against net derivative positions at September 30, 2008 and December 31, 2007 respectively, as these amounts primarily represent initial margin deposits related to NYMEX futures contracts. Duke Energy Ohio had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at September 30, 2008 and December 31, 2007.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue per kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcf’s delivered but not billed. The amount of unbilled revenues can vary sig-

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

nificantly period to period as a result of factors including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are included in Receivables on the Consolidated Balance Sheets, primarily relate to wholesale sales at Commercial Power and were approximately $36 million and $38 million at September 30, 2008 and December 31, 2007, respectively. Additionally, receivables for unbilled revenues of approximately $105 million and $145 million at September 30, 2008 and December 31, 2007, respectively, related to retail accounts receivable at Duke Energy Ohio and Duke Energy Kentucky are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables). Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125,” and, accordingly, Cinergy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales.

Other Regulatory Assets and Deferred Debits. The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001 and ending December 2010. Accordingly, application of SFAS No. 71, “Accounting for Certain Types of Regulation” (SFAS No. 71), was discontinued for the generation portion of Duke Energy Ohio’s business. Duke Energy Ohio has a RTC related regulatory asset balance of approximately $162 million and $239 million as of September 30, 2008 and December 31, 2007, respectively, which is classified in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

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

Commercial Power owns, operates and manages non-regulated power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s non-regulated generation in Ohio and five Midwestern gas-fired non-regulated generation assets that were transferred from Duke Energy in connection with Duke Energy’s merger with Cinergy in April 2006. Commercial Power’s assets comprise approximately 7,600 megawatts of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Most of the generation asset output in Ohio has been contracted through the rate stabilization plan (RSP) (see Note 11).

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 9).

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated (Loss) Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2008
Franchised Electric and Gas	$372	$59	$65
Commercial Power	446	(105)	41
Total reportable segments	818	(46)	106
Other	—	(11)	—
Interest expense	—	(23)	—
Interest income and other	—	5	—
Total consolidated	$818	$(75)	$106

Three Months Ended September 30, 2007
Franchised Electric and Gas	$344	$54	$65
Commercial Power	611	175	42
Total reportable segment	955	229	107
Other	—	(19)	—
Interest expense	—	(28)	—
Interest income and other	—	5	—
Total consolidated	$955	$187	$107

Nine Months Ended September 30, 2008
Franchised Electric and Gas	$1,312	$197	$181
Commercial Power	1,292	282	124
Total reportable segment	2,604	479	305
Other	—	(48)	—
Interest expense	—	(72)	—
Interest income and other	—	18	—
Total consolidated	$2,604	$377	$305

Nine Months Ended September 30, 2007
Franchised Electric and Gas	$1,255	$183	$172
Commercial Power	1,379	255	123
Total reportable segment	2,634	438	295
Other	—	(58)	—
Interest expense	—	(73)	—
Interest income and other	—	21	—
Total consolidated	$2,634	$328	$295

(a)	There were no intersegment revenues for the three and nine months ended September 30, 2008 and 2007.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Segment Assets

	September 30, 2008	December 31, 2007
	(in millions)
Franchised Electric and Gas	$5,689	$5,530
Commercial Power	6,352	6,147

Total reportable segments	12,041	11,677
Other	13	—

Total consolidated assets	$12,054	$11,677

3. Sales of Other Assets

For the three months ended September 30, 2008, the sale of other assets resulted in approximately $4 million in proceeds and net pre-tax gains of an insignificant amount. For the nine months ended September 30, 2008, the sale of other assets resulted in approximately $64 million in proceeds and net pre-tax gains of approximately $46 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These gains primarily relate to Commercial Power’s sales of zero cost basis emission allowances.

For the three months ended September 30, 2007, the sale of other assets resulted in approximately $1 million in proceeds and net pre-tax losses of approximately $1 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the nine months ended September 30, 2007, the sale of other assets resulted in approximately $25 million in proceeds and net pre-tax losses of approximately $12 million recorded in (Losses) Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in April 2006, which were written up to fair value as part of purchase accounting.

4. Inventory

Inventory consists primarily of coal held for electric generation, materials and supplies, and natural gas held in storage for transmission and sales commitments. Inventory is recorded primarily using the average cost method.

	September 30, 2008	December 31, 2007
	(in millions)
Coal held for electric generation	$85	$77
Materials and supplies	84	66
Natural gas	101	69

Total inventory	$270	$212

5. Debt and Credit Facilities

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to maximum cap limitation, at any time. At September 30, 2008, Duke Energy Ohio and Duke Energy Kentucky had borrowing sub limits under Duke Energy’s master credit facility of $700 million and $100 million, respectively. In October 2008, Duke Energy reallocated the borrowing sub limits under the master credit facility, which resulted in the reduction of Duke Energy Ohio’s borrowing sub limit by $50 million to $650 million. Additionally, in October 2008, Duke Energy terminated the participation of one of the financial institutions supplying approximately $63 million of credit commitment under its master credit facility, which reduced the total credit facility capacity under Duke Energy’s master credit facility to approximately $3.14 billion. This termination reduced Duke Energy Ohio’s and Duke Energy Kentucky’s borrowing sub limits by approximately $13 million and $2 million, respectively. The amount available to Duke Energy Ohio and Duke Energy Kentucky under their sub limits to Duke Energy’s master credit facility has been reduced by drawdowns of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

In September 2008, Duke Energy and its wholly-owned subsidiaries, including Duke Energy Ohio and Duke Energy Kentucky, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. Of the approximate $1 billion, Duke Energy Ohio’s and Duke Energy Kentucky’s portions are approximately $276 million and $73 million, respectively. The loan, which is a revolving credit loan, bears interest at the bank prime rate and is due in September 2009; however, Duke Energy Ohio and Duke Energy Kentucky have the ability under the master credit facility to renew the loan up through the date the master credit facility matures, which is in June 2012. As Duke Energy Kentucky has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility, Duke Energy Kentucky’s borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at September 30, 2008. Since Duke Energy Ohio does not have the intent to refinance these obligations on a long-term basis, Duke Energy Ohio’s borrowing is reflected in Current Liabilities within Notes Payable and Commercial Paper on the Consolidated Balance Sheets at September 30, 2008. These borrowings reduce Duke Energy Ohio’s and Duke Energy Kentucky’s available credit capacity under Duke Energy’s Master Credit Facility, as discussed above.

Duke Energy Ohio and its wholly-owned subsidiary, Duke Energy Kentucky, receive support for their short-term borrowing needs through their participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Ohio and Duke Energy Kentucky separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables of Duke Energy Ohio and Duke Energy Kentucky, as each of these entities independently participate in the money pool. As of September 30, 2008, Duke Energy Kentucky had net receivables of approximately $1 million, which are classified within Receivables in the accompanying Consolidated Balance Sheets, and Duke Energy Ohio had net borrowings of approximately $229 million, of which approximately $216 million is classified within Notes Payable and Commercial Paper, and approximately $13 million is classified as Long-Term Debt in the accompanying Consolidated Balance Sheets, as discussed below. As of December 31, 2007, Duke Energy Ohio and Duke Energy Kentucky had combined net borrowings of approximately $189 million, which are classified within Notes Payable and Commercial Paper in the accompanying Consolidated Balance Sheets. The $40 million and $74 million increases in the money pool borrowings during the nine months ended September 30, 2008 and 2007, respectively, are reflected in Notes Payable to Affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. The $1 million increase in the money pool receivables during the nine months ended September 30, 2008 is reflected in Other within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

At September 30, 2008 and December 31, 2007, approximately $84 million and $96 million, respectively, of certain pollution control bonds, which are short-term obligations by nature, are classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis. Additionally, at September 30, 2008, approximately $13 million of borrowings via the money pool are classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Of the $84 million of pollution control bonds outstanding at September 30, 2008, approximately $72 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility.

In September 2008, Duke Energy Kentucky and Duke Energy Indiana, Inc., a wholly-owned subsidiary of Duke Energy, collectively entered into a $330 million letter of credit agreement with a syndicate of banks. Under this letter of credit agreement, Duke Energy Kentucky may request the issuance of letters of credit up to approximately $51 million on its behalf to support various series of variable rate demand bonds issued or to be issued on behalf of Duke Energy Kentucky. This credit facility, which is not part of Duke Energy’s master credit facility, may not be used for any purpose other than to support variable rate demand bonds issued by Duke Energy Kentucky and Duke Energy Indiana, Inc.

Restrictive Debt Covenants. Duke Energy’s credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy, Duke Energy Ohio and Duke Energy Kentucky to not exceed 65%. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2008, Duke Energy, Duke Energy Ohio and Duke Energy Kentucky were in compliance with all covenants that would impact Duke Energy Ohio’s or Duke Energy Kentucky’s ability to borrow funds under the debt and credit facilities. In addition, some credit agreements may allow for

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

6. Employee Benefit Obligations

Duke Energy Ohio participates in pension and other post-retirement benefit plans sponsored by Cinergy. Duke Energy Ohio’s net periodic benefit costs, as allocated by Cinergy, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(in millions)
Qualified Pension Benefits(a)	$3	$5	$9	$12
Other Post-retirement Benefits(b)	$(2)	$4	$3	$9

(a)	These amounts exclude approximately $1 million and $(2) million for the three months ended September 30, 2008 and 2007, respectively, and approximately $3 million and $5 million for the nine months ended September 30, 2008 and 2007, respectively, of regulatory asset amortization resulting from purchase accounting.
(b)	These amounts exclude insignificant amounts for the three months ended September 30, 2008 and 2007, respectively, and approximately $1 million and $2 million for the nine months ended September 30, 2008 and 2007, respectively, of regulatory asset amortization resulting from purchase accounting.

During the third quarter of 2008, Duke Energy Ohio recorded pre-tax income of approximately $23 million related to the correction of errors related to the accounting for Duke Energy Ohio’s other post-retirement benefit plans. Of this amount, approximately $20 million relates to errors in actuarial valuations prior to 2008 that would have reduced amounts recorded as other post-retirement benefit expense recorded during those historical periods and approximately $3 million relates to an error reflected in other post-retirement benefit expense for the first six months of 2008.

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy did not require Duke Energy Ohio to make contributions to the legacy Cinergy qualified or non-qualified pension plans during the three and nine months ended September 30, 2008 and Duke Energy does not anticipate requiring Duke Energy Ohio to make contributions to the legacy Cinergy qualified or non-qualified pension plans during the remainder of 2008. During the nine months ended September 30, 2007, approximately $350 million of qualified pension plan contributions were made to the legacy Cinergy qualified pension plans, of which approximately $83 million represents contributions made by Duke Energy Ohio. During the three and nine months ended September 30, 2007, approximately $32 million of other post-retirement plan contributions were made to the legacy Cinergy other post-retirement plans, of which approximately $9 million represents contributions made by Duke Energy Ohio. Additionally, Duke Energy Ohio participates in Cinergy sponsored employee savings plans that cover substantially all Duke Energy Ohio employees. Duke Energy Ohio made its proportionate share of pre-tax employer matching contributions of approximately $2 million and $5 million during the three and nine months ended September 30, 2008, respectively. Duke Energy Ohio made its proportionate share of pre-tax employer matching contributions of approximately $1 million and $3 million during the three and nine months ended September 30, 2007, respectively.

7. Goodwill and Intangibles

Carrying Amount of Goodwill

Duke Energy Ohio evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS No. 142). At a minimum, SFAS No. 142 requires a goodwill impairment test to be performed annually as of the same date each year. Duke Energy Ohio performs its annual impairment testing of goodwill as of August 31 of each year, or more frequently if events or circumstances occur that would indicate the probability of impairment. As the fair value of each of Duke Energy Ohio’s reporting units exceeded their respective carrying values at August 31, 2008, Duke Energy Ohio did not record any impairment charges in the third quarter of 2008 as a result of its annual impairment test. However, in light of recent market and economic events, management is reassessing the potential for any impairments to recorded goodwill balances. These assessments are in their early stages and management cannot yet predict the outcome, but it is possible that the current assessments could result in goodwill impairments being recorded at one or more reporting units.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows the components of goodwill by reportable business segment at September 30, 2008 and December 31, 2007:

	Balance December 31, 2007	Changes	Balance September 30, 2008
	(in millions)
Commercial Power	$1,188	$(1)	$1,187
Franchised Electric and Gas	1,137	—	1,137

Total Goodwill	$2,325	$(1)	$2,324

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Emission allowances	$246	$365
Gas, coal, and power contracts	271	271
Other	9	9

Total gross carrying amount	526	645

Accumulated amortization—gas, coal, and power contracts	(105)	(89)
Accumulated amortization—other	(5)	(5)

Total accumulated amortization	(110)	(94)

Total intangible assets, net	$416	$551

Emission allowances in the table above include emission allowances which were recorded at fair value on the date of Duke Energy’s merger with Cinergy and emission allowances purchased by Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the nine months ended September 30, 2008 is as follows:

(in millions)
Gross carrying value at January 1, 2008	$365
Purchases of emission allowances	15
Sales and consumption of emission allowances(a)(b)	(59)
Impairment of emission allowances(c)	(82)
Other changes	7

Gross carrying value at September 30, 2008	$246

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the three months ended September 30, 2008 and 2007 were $17 million and $34 million, respectively. Carrying value of emission allowances sold or consumed during the nine months ended September 30, 2008 and 2007 were $59 million and $134 million, respectively.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power during the three and nine months ended September 30, 2008 and 2007.
(c)	See Note 8 for discussion of impairments of the carrying value of emission allowances of approximately $82 million during the three months ended September 30, 2008.

Amortization expense for gas, coal and power contracts and other intangible assets for the three months ended September 30, 2008 and 2007 was approximately $6 million and $13 million, respectively. Amortization expense for gas, coal and power contracts and other intangible assets for the nine months ended September 30, 2008 and 2007 was approximately $16 million and $38 million, respectively.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Intangible Liabilities

In connection with the Duke Energy and Cinergy merger in April 2006, Duke Energy Ohio recorded an intangible liability of approximately $113 million associated with the market based standard service offer (MBSSO) in Ohio, which is being recognized in earnings over the remaining regulatory period that ends on December 31, 2008. The carrying amount of this intangible liability was approximately $17 million and $67 million at September 30, 2008 and December 31, 2007, respectively. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the Duke Energy and Cinergy merger. The carrying amount of this intangible liability was approximately $18 million and $22 million at September 30, 2008 and December 31, 2007, respectively. During the three and nine months ended September 30, 2008, Duke Energy Ohio amortized approximately $18 million and $54 million, respectively, to income related to these intangible liabilities. During the three and nine months ended September 30, 2007, Duke Energy Ohio amortized approximately $15 million and $29 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

8. Impairment Charges

Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). See Note 12 for further discussion of the decision, which resulted in sharp declines in market prices of sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” Duke Energy Ohio evaluated the carrying value of emission allowances held by its non-regulated businesses for impairment at September 30, 2008.

Prior to its repeal, the CAIR required 50% reductions in SO2 emissions beginning in 2010 and further 30% reductions in SO2 emissions in 2015 beyond specified requirements. These reductions were to be achieved by requiring the surrender of SO2 allowances in a ratio of two allowances per ton of SO2 emitted beginning in 2010, up from a current one-to-one ratio, escalating to 2.86 allowances per ton of SO2 emitted beginning in 2015. Taking into account these increases in emission allowance requirements under CAIR, Commercial Power’s forecasted SO2 emissions needed through 2037 exceeded the number of emission allowances held prior to the vacating of the CAIR. Subsequent to the decision to vacate CAIR, Commercial Power determined that it had SO2 allowances in excess of forecasted emissions and those allowances held in excess of forecasted emissions from future generation required an impairment evaluation. In performing the impairment evaluation for SO2 allowances at September 30, 2008, management compared quoted market prices for each vintage year allowance to the carrying value of the related allowances in excess of forecasted emissions through 2038. Due to the sharp decline in market prices of SO2 allowances, as discussed above, Commercial Power recorded pre-tax impairment charges of approximately $77 million related to forecasted excess SO2 allowances held at September 30, 2008. Additionally, Commercial Power recorded pre-tax impairment charges of approximately $5 million related to annual NOx allowances during the three months ended September 30, 2008 as these were also affected by the decision to vacate the CAIR. These impairment charges are recorded in Impairments and Other Charges within Operating Expenses on the Consolidated Statements of Operations.

Management will continue to assess the forecasted usage and carrying value of emission allowances going forward to determine if further impairment write-downs are necessary. See Note 7 for further information regarding the carrying value of emission allowances.

9. Related Party Transactions

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Current assets due from affiliated companies(a)(b)	$30	$58
Current liabilities due to affiliated companies(a)(c)	$(197)	$(266)
Non-current liabilities due to affiliated companies(a)(d)	$(5)	$—
Net deferred tax liabilities to Duke Energy(a)(e)	$(1,399)	$(1,401)

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements, all of which are discussed below.
(b)	Of the balance at September 30, 2008, approximately $26 million is classified as Receivables, and approximately $4 million is classified as Other within Current Assets on the Consolidated Balance Sheets. The balance at December 31, 2007 is classified as Receivables on the Consolidated Balance Sheets.
(c)	Of the balance at September 30, 2008, approximately $(125) million is classified as Accounts Payable, approximately $(70) million is classified as Taxes Accrued, and approximately $(2) million is classified as Unrealized Losses on Mark-to-Market and Hedging Transactions on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $(256) million is classified as Accounts Payable and approximately $(10) million is classified as Taxes Accrued on the Consolidated Balance Sheets.
(d)	The balance at September 30, 2008 is classified as Unrealized Losses on Mark-to-Market and Hedging Transactions on the Consolidated Balance Sheets.
(e)	Of the balance at September 30, 2008, approximately $(1,458) million is classified as Deferred Income Taxes, approximately $(14) million is classified as Investment Tax credit, and approximately $73 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately $(1,409) million is classified as Deferred Income Taxes, approximately $(16) million is classified as Investment Tax Credit, and approximately $24 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Ohio is allocated its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy and a consolidated affiliate of Cinergy. Corporate governance and other shared services costs are primarily allocations of corporate costs, such as human resources, legal and accounting fees, as well as other third party costs. The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Ohio, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations were approximately $83 million and $67 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $203 million and $183 million for the nine months ended September 30, 2008 and 2007, respectively.

Duke Energy Ohio incurs expenses related to its property insurance coverage through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations, were approximately $4 million and $3 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $11 million and $17 million for the nine months ended September 30, 2008 and 2007, respectively. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy. Rental income was approximately $2 million for each of the three months ended September 30, 2008 and 2007, respectively, and approximately $7 million for each of the nine months ended September 30, 2008 and 2007, respectively.

Duke Energy Ohio participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 6). Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $252 million at September 30, 2008 and approximately $266 million at December 31, 2007. These amounts have been classified in the Consolidated Balance Sheets as follows:

	September 30, 2008	December 31, 2007
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$242	$259
Other deferred credits and other liabilities	$5	$2

As discussed in Note 1, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables. The proceeds obtained from the sales of receivables are largely cash, but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance Sheets and was approximately $118 million and $189 million, as of September 30, 2008 and December 31, 2007, respectively. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $5 million and $6 million for three months ended September 30, 2008 and 2007, respectively, and approximately $17 million and $19 million for the nine months ended September 30, 2008 and 2007, respectively.

During the nine months ended September 30, 2007, Duke Energy Ohio received a $29 million capital contribution from its parent, Cinergy. Additionally, during the nine months ended September 30, 2007, Duke Energy Ohio paid dividends to its parent, Cinergy, of $135 million.

As discussed further in Note 5, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, were approximately $2 million and $4 million for the three months ended September 30, 2008 and 2007, respectively, and approximately $3 million and $7 million for the nine months ended September 30, 2008 and 2007, respectively.

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

The following table shows the carrying value of Duke Energy Ohio’s derivative portfolio as of September 30, 2008, and December 31, 2007.

Net Derivative Portfolio Assets (Liabilities) reflected in the Consolidated Balance Sheets:

	September 30, 2008	December 31, 2007
	(in millions)
Hedging	$(14)	$(23)
Undesignated	35	7

Total	$21	$(16)

The amounts in the table above represent the combination of assets and (liabilities) for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets.

The $9 million change in the fair value of the hedging portfolio is due primarily to a gain on cash flow hedges at Commercial Power.

The $28 million increase in the undesignated derivative portfolio fair value is due primarily to unrealized mark-to-market gains within Commercial Power, which primarily consists of in-the-money contracts to purchase coal as a result of higher coal prices at September 30, 2008 as compared to December 31, 2007.

During the three and nine months ended September 30, 2008, Duke Energy Ohio included in earnings approximately $128 million of pre-tax losses and approximately $28 million of pre-tax gains, respectively, related to mark-to-market adjustments on derivative contracts that do not qualify for hedge accounting. Duke Energy Ohio included in earnings approximately $4 million of pre-tax gains and an insignificant amount during the three and nine months ended September 30, 2007, respectively, related to mark-to-market adjustments on derivative contracts that do not qualify for hedge accounting. These amounts, which relate to the balances included within undesignated in the above table, primarily represent the mark-to-market impacts of derivative contracts used in Duke Energy Ohio’s hedging of a portion of the economic value of its generation assets in Commercial Power.

Commodity Cash Flow Hedges. As of September 30, 2008, approximately $30 million of the pre-tax unrealized net losses on derivative instruments related to commodity cash flow hedges included on the Consolidated Balance Sheet in Accumulated Other Comprehensive Loss are expected to be recognized in earnings during the next 12 months as the hedged transactions occur. However, due to the volatility of the commodities markets, the corresponding values in Accumulated Other Comprehensive Loss will likely change prior to their reclassification into earnings.

No gains or losses due to hedge ineffectiveness were recorded during the three and nine months ended September 30, 2008 and 2007, respectively. The amount recognized for transactions that no longer qualified as cash flow hedges was insignificant for the three and nine months ended September 30, 2008 and September 30, 2007, respectively.

See Note 13 for additional information related to the fair value of Duke Energy Ohio’s derivative instruments.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

11. Regulatory Matters

Regulatory Merger Approvals

On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. During the first quarter of 2007, Duke Energy Ohio completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million of the rate reductions was passed through to customers during the nine months ended September 30, 2007.

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Less than $1 million and approximately $2 million of the rate reduction was passed through to customers during the three and nine months ended both September 30, 2008 and 2007, respectively.

•	The FERC approved the merger without conditions.

Restrictions on the Ability of Duke Energy Ohio to Make Dividends, Advances and Loans to Duke Energy Corporation. As a condition of approving the merger of Duke Energy and Cinergy, the state utility commissions imposed conditions (the Merger Conditions) on the ability of Duke Energy Ohio and Duke Energy Kentucky to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO. Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35% equity in its capital structure. At September 30, 2008, Duke Energy Ohio had restricted net assets of approximately $6.3 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned Merger Conditions.

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

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of the PUCO’s decision on remand regarding Duke Energy Ohio’s RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio has asked the Ohio Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive supplier. On March 28, 2008, Duke Energy Ohio voluntarily withdrew its appeal. The OCC filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. The OCC and Ohio Partners for Affordable Energy (OPAE) also filed appeals from the PUCO’s November 20, 2007 order approving Duke Energy Ohio’s MBSSO riders. Duke Energy Ohio has intervened in each appeal. Pending the Ohio Supreme Court’s consideration of its initial appeal, the OCC requested that the PUCO stay implementation of the Infrastructure Maintenance Fund charge to be collected from customers approved in the October 2007 order. The Commission denied the OCC’s request and the OCC filed a similar request with the Ohio Supreme Court. On July 9, 2008, the court denied the OCC’s request to stay implementation of the Infrastructure Maintenance Fund. On April 30, 2008, the Ohio Supreme Court granted Duke Energy Ohio’s motion to intervene in the OCC’s appeal. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s October 2007 decision. Additionally, Duke Energy Ohio cannot predict the outcome of the MBSSO rider appeal.

New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an electric security plan (ESP), which would allow for pricing structures similar to the current MBSSO. Electric utilities are required to file an ESP and may also file an application for a market rate option (MRO) at the same time. The MRO is a price determined through a competitive bidding process. If a MRO price is approved, the utility would blend in the MBSSO or ESP price with the MRO price over a six- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of a utility’s load by 2025. The utility’s earnings under the ESP can be subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval.

On July 31, 2008, Duke Energy Ohio filed a new generation pricing formula to be effective January 1, 2009, when the current RSP is scheduled to expire. Among other things, the plan provides pricing mechanisms for compensation related to the advanced energy, renewables and energy efficiency portfolio standards established by SB 221.

On October 27, 2008, Duke Energy Ohio filed a Stipulation and Recommendation (Stipulation) for consideration by the PUCO regarding Duke Energy Ohio’s July 31, 2008 ESP filing. The Stipulation reflects agreement on all but two issues in this proceeding and is filed with the support of most of the parties to this proceeding. In addition to the Stipulation, the ability for residential governmental aggregation customers to avoid certain charges and to receive a shopping credit will be presented to the PUCO for a ruling. Parties to this proceeding who do not support the Stipulation may litigate any, or all, issues.

The Stipulation agrees to a net increase in base generation revenues of approximately $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including termination of the residential and non-residential RTC. Such amounts result in a residential net rate increase of 2% in 2009 and in 2010, and a non-residential net rate increase of 2% in 2009, 2010 and 2011. The Stipulation also allows the recovery of expenditures incurred to deploy SmartGrid infrastructure modernization technology on the distribution system. The recovery of such expenditures, net of savings, is subject to an annual residential revenue cap. Further, the Stipulation allows for the implementation of a new energy efficiency compensation model, referred to as Save-A-Watt, to achieve the energy efficiency mandate

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

pursuant to the recent electric energy legislation. The criteria customers must meet to be exempt from Duke Energy Ohio’s program will also be presented to the PUCO for a ruling in this case. Also, under the Stipulation, Duke Energy Ohio may defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station and amortize such costs over a three-year period.

The PUCO will consider the Stipulation and hear evidence beginning on November 10, 2008.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and OPAE filed Applications for Rehearing opposing the rate design. On July 23, 2008, the Ohio Commission issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008 respectively, OCC and OPAE filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue.

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it will seek a rate increase for electric delivery service of approximately $86 million, or 4.8% on total electric revenues, to be effective in the second quarter of 2009. Among other things, the rate request includes a proposal to increase the monthly residential customer charge from $4.50 to $10, with an offsetting reduction in the usage-based charge. This change in rate design will make customer bills more even throughout the year. Duke Energy Ohio also proposes a distribution modernization tracker that would allow smaller annual increases to reflect increased investment in the delivery system. The rate case test period may be updated to reflect certain expenses, such as costs related to storm damage.

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

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, and any other annual rate adjustments under the tracking mechanism. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism and continues to utilize tracking mechanisms in its billed rates to customers. Duke Energy Kentucky and the KPSC appealed these cases to the Kentucky Court of Appeals. In November 2008, the Kentucky Court of Appeals ruled that the KPSC had no legal authority to approve tracker recovery of gas main replacement costs prior to 2005. Duke Energy Kentucky is evaluating this ruling and cannot predict the outcome of these proceedings.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Energy Efficiency. On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). A series of DSM Programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs are recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO. Duke Energy Ohio filed the Save-A-Watt Energy Efficiency Plan as part of its ESP filed with the PUCO on July 31, 2008 (discussed above). A Stipulation and Recommendation for consideration by the PUCO regarding Duke Energy Ohio’s ESP filing, including implementation of Save-A-Watt, was filed on October 27, 2008. The ESP hearing occurred on November 10, 2008. A decision on the stipulation is expected by the end of the year.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level.

Other Matters

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. Duke Energy Ohio has approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all intervenors and will be completed at the end of 2012.

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

Midwest ISO’s Establishment of an Ancillary Services Market. On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ancillary services market (ASM), including a scarcity pricing proposal. By approving the ASM proposal, the FERC essentially approved the transfer and consolidation of Balancing Authority for the entire Midwest

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

ISO area. This will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 Balancing Authorities. The Midwest ISO delayed the ASM launch date, previously scheduled for September 9, 2008 to January 6, 2009. At this time, Duke Energy Ohio does not believe the establishment of the Midwest ASM will have a material impact on its consolidated results of operations, cash flows or financial position.

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

FERC 203 Application. On April 23, 2008 (supplemented on May 6, 2008), Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The FERC filing, if approved, does not obligate Duke Energy to make the transfer of the electric generating facilities, and does not impact Duke Energy Ohio’s current rates. On October 10, 2008, Duke Energy Ohio and affiliates filed a notice with the FERC reporting that Duke Energy Ohio is in settlement discussions with all parties in the Ohio proceeding regarding Duke Energy Ohio’s application to establish an ESP, as discussed above. Duke Energy Ohio advised the FERC that it believes that in light of those discussions good cause exists for the FERC to extend the time to consider Duke Energy Ohio’s Section 203 application. On October 17, 2008, the FERC issued an order extending the time for the FERC to act on the application by 180 additional days, and ordered Duke Energy Ohio to inform the FERC of the status of settlement discussions by November 16, 2008. The settlement in Ohio has been agreed to by most parties and was filed with the PUCO on October 27, 2008. Pursuant to the settlement, if approved by the PUCO, Duke Energy Ohio agrees to withdraw that portion of its application for approval related to the transfer of its generating facilities designated to serve Ohio customers. Acceptance of the settlement by the PUCO would constitute its approval of the transfer for the remaining generating facilities.

PJM Interconnection Reliability Pricing Model (RPM) Buyers’ Complaint. On May 30, 2008, a group of public utility commissions, state consumer counsels, industrial power customers and load serving entities, known collectively as the RPM Buyers, filed a complaint at FERC. The complaint asks FERC to find that the results of the three transitional base residual auctions conducted by PJM to procure capacity for its RPM capacity market during the years 2008-2011 are unjust and unreasonable because, allegedly, they have produced excessive capacity prices, have failed to prevent suppliers from exercising market power, and have not produced benefits commensurate with costs. In their complaint, the RPM Buyers propose revised, administratively determined auction clearing prices. Certain Duke Energy Ohio revenues during the years 2008-2011 are at risk, as Duke Energy Ohio planned to supply capacity to this market. On July 11, 2008, Duke Energy Ohio filed a response to the complaint with the FERC. On September 19, 2008, the FERC issued an Order denying the Buyer’s complaint. The FERC dismissed the RPM Buyers’ complaint, finding that, for the transition auctions, no party violated PJM’s tariff and the prices determined during the auctions were in accordance with the tariff provisions governing the auctions. On October 20, 2008, the RPM buyers filed a Request for Rehearing with the FERC that raised the same issues as in the initial complaint that was denied by the FERC.

12. Commitments and Contingencies

Environmental

Duke Energy Ohio is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Ohio.

Remediation Activities. Duke Energy Ohio and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Ohio operations, sites formerly owned or used by Duke Energy Ohio entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Ohio or its affiliates could potentially be held

PART II

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

responsible for contamination caused by other parties. In some instances, Duke Energy Ohio may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three of six coal-fired generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. Oral argument is scheduled for December 2, 2008. A decision is not likely until 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, although Duke Energy Ohio is unable to estimate its costs to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR was to have limited total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 was to begin in 2009 for NOx and in 2010 for SO2. Phase 2 was to begin in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating CAIR. A decision is pending on that petition. Subsequent to the filing of the rehearing petitions, the D.C. Circuit ordered all Petitioners (including Duke Energy) to file briefs on the petition for rehearing. The D.C. Circuit directed the parties to address whether any party is seeking vacatur of CAIR, and whether the Court should stay its mandate until the EPA promulgates a revised rule. Duke Energy has responded to the request accordingly. The D.C. Circuit’s decision creates uncertainty regarding future NOx and SO2 emission reductions requirements and their timing. Although as a result of the decision there may be a delay in the timing of federal requirements to reduce emissions, it is expected that electric sector emission reductions at least as stringent as those imposed by CAIR will be required in the near future, through new federal rules and/or individual state requirements. CAIR remains in effect until the Court issues its mandate, which will not be before it decides whether to grant rehearing. Duke Energy Ohio’s plan had been to spend approximately $150 million between 2008 and 2012 to comply with Phase 1 of CAIR. It has not been determined how the court’s decision will affect these planned expenditures but each of the states in which Duke Energy Ohio operates is considering adopting state regulations to address the court’s decision. Duke Energy Ohio did not expect to incur any significant costs for complying with Phase 2 of CAIR. Duke Energy Ohio receives partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP (see Note 11).

Duke Energy Ohio is unable to estimate the costs to comply with any new rule the EPA or states may issue as a result of this decision. See Note 8 for a discussion of the impacts of the D.C. Circuit Court’s decision to vacate CAIR on the carrying value of emission allowances.

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008, the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. The U.S. EPA and the Utility Air Regulatory Group have requested that the U.S. Supreme Court review the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. At this point, Duke Energy Ohio is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Ohio currently estimates that it will spend approximately $50 million over the period 2008-2012 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Comprehensive Environmental Response, Compensation, and Liability Act Matter. In August 2008, Duke Energy Ohio received a notice from the EPA that it has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the LWD, Inc., Superfund Site in Calvert City, Kentucky. At this time, Duke Energy Ohio does not have any further information regarding the scope of potential liability associated with this matter.

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $8 million as of both September 30, 2008 and December 31, 2007. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice (DOJ), acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. Two of Duke Energy Ohio’s plants have been subject to these allegations. Duke Energy Ohio asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA at Duke Energy Ohio’s W.C. Beckjord and Miami Fort Stations. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana, Inc. on all but three units at Wabash River. Additionally, the plaintiffs had claimed that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station. The judge previously granted summary judgment against Duke Energy Ohio with respect to this allegation and it will be considered during the February 2009 remedy phase as well.

Duke Energy Ohio has been informed by Dayton Power and Light (DP&L) that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, Columbus Southern Power Company (CSP), and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. The parties reached an agreement to settle this matter in the form of a consent decree which was submitted for comment to the EPA and ultimately approved and entered by the court on October 23, 2008. The consent decree will not have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Ohio, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP), that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial. Briefing in that case is under way. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals and oral argument was heard on August 6, 2008. Due to the late recusal of one of the judges on the Fifth Circuit panel, the Court has scheduled the second oral argument for the week of November 3, 2008. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Ohio Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio denies the allegations made in the lawsuit. Following Duke Energy Ohio’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs now contend that the contracts at issue were an illegal rebate which violate antitrust and Racketeer Influenced and Corrupt Organizations (RICO) statutes. Defendants have again moved to dismiss the claims. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of September 30, 2008 and December 31, 2007, Duke Energy Ohio has recorded insignificant reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets.

13. Fair Value of Financial Assets and Liabilities

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

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy Ohio to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy Ohio determines fair value of financial assets and liabilities based on the following fair value hierarchy, as prescribed by SFAS No. 157, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1 inputs—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy Ohio has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy Ohio does not adjust quoted market prices on Level 1 inputs for any blockage factor.

Level 2 inputs—inputs other than quoted market prices included in Level 1 that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates.

Level 3 inputs—unobservable inputs for the asset or liability.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides the fair value measurement amounts for assets and liabilities recorded in both current and non-current Unrealized gains on mark-to-market and hedging transactions and Unrealized losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at September 30, 2008. Amounts presented in the table below exclude cash collateral amounts which are disclosed separately in Note 1.

	Total Fair Value Amounts at September 30, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets	$133	$10	$—	$123
Derivative liabilities	$(112)	$(25)	$(2)	$(85)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Three Months Ended September 30, 2008
Balance at July 1, 2008	$29
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric and other	10
Fuel used in electric generation and purchased power—non-regulated	4
Total pre-tax gains included in other comprehensive income	9
Net purchases, sales, issuances and settlements	(14)

Balance at September 30, 2008	$38

Nine Months Ended September 30, 2008
Balance at January 1, 2008	$(22)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	(14)
Fuel used in electric generation and purchased power—non-regulated	105
Net purchases, sales, issuances and settlements	(31)

Balance at September 30, 2008	$38

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2008:
Revenue, non-regulated electric and other	$(4)
Fuel used in electric generation and purchased power—non-regulated	62

Total	$58

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

14. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to September 30, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157. Refer to Note 13 for a discussion of Duke Energy Ohio’s adoption of SFAS No. 157.

SFAS No. 159. Refer to Note 13 for a discussion of Duke Energy Ohio’s adoption of SFAS No. 159.

FSP No. FIN 39-1. Refer to Notes 1 and 10 for a discussion of Duke Energy Ohio’s adoption of FSP No. FIN 39-1.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of September 30, 2008:

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

15. Income Taxes and Other Taxes

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

At September 30, 2008, Duke Energy Ohio has approximately $46 million recorded for unrecognized tax benefits and no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. Additionally, at September 30, 2008, Duke Energy Ohio has approximately $7 million of unrecognized tax benefits related to pre-merger tax positions that, if recognized prior to the adoption of SFAS No. 141R, would affect goodwill. It is reasonably possible that Duke Energy Ohio will reflect an approximate $35 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

Duke Energy Ohio has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The effective tax rate for the three months ended September 30, 2008 was approximately 28% as compared to the effective tax rate of approximately 37% for the same period in 2007. The decrease in the effective tax rate for the three months ended September 30, 2008 is due primarily to adjustments related to prior year tax returns. The effective tax rate for the nine months ended September 30, 2008 was approximately 37% as compared to the effective tax rate of approximately 38% for the same period in 2007.

As of September 30, 2008 and December 31, 2007, approximately $80 million and $27 million, respectively, of deferred income taxes were included in Other within Current Assets in the Consolidated Balance Sheets. At September 30, 2008, this balance exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as Operating Revenues in the accompanying Consolidated Statements of Operations were approximately $27 million for both the three months ended September 30, 2008 and 2007, respectively, and approximately $95 million and $93 million for the nine months ended September 30, 2008 and 2007, respectively.

16. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended September 30, 2008 and 2007. Components of other comprehensive income and total comprehensive income for the nine months ended September 30, 2008 and 2007 are presented in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income.

Total Comprehensive (Loss) Income

	Three Months Ended September 30,
	2008	2007
	(in millions)
Net (Loss) Income	$(54)	$118

Other comprehensive income (loss)
Cash flow hedges(a)	11	(7)
Pension and OPEB-related Adjustments to AOCI(b)	2	1

Other comprehensive income (loss), net of tax	13	(6)

Total Comprehensive (Loss) Income	$(41)	$112

(a)	Cash flow hedges, net of $6 million tax expense and $4 million tax benefit for the three months ended September 30, 2008 and 2007, respectively.
(b)	Pension and OPEB-related Adjustments to AOCI, net of an insignificant tax expense for each of the three months ended September 30, 2008 and 2007.

17. Subsequent Events

For information on subsequent events related to debt and credit facilities, regulatory matters and commitments and contingencies, see Notes 5, 11 and 12, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the Unaudited Consolidated Financial Statements.

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

DUKE ENERGY OHIO

	Nine Months Ended September 30,
	2008	2007	Increase (Decrease)
	(in millions)
Operating revenues	$2,604	$2,634	$(30)
Operating expenses	2,224	2,243	(19)
Gains (losses) on sales of other assets and other, net	46	(12)	58

Operating income	426	379	47
Other income and expenses, net	23	22	1
Interest expense	72	73	(1)

Income before income taxes	377	328	49
Income tax expense	141	124	17

Net income	$236	$204	$32

The $32 million increase in Duke Energy Ohio’s Net Income was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•	A $36 million decrease in volumes of coal sales due to expiration of contracts,
•

A $22 million decrease in retail electric revenues primarily due to lower retail pricing principally related to timing of collections on the Fuel and Purchased Power rider of the Rate Stabilization Plan (RSP), net of increased amortization of purchase accounting valuation liability of the RSP,

•	A $21 million decrease due to milder weather in 2008 compared to 2007, and
•	A $19 million decrease in wholesale electric revenues due to lower generation volumes primarily resulting from higher plant outages and lower hedge realization in 2008 compared to 2007.

Partially offsetting these decreases were:

•	A $23 million increase in regulated fuel revenues driven mainly by higher natural gas costs,
•	A $13 million increase due to implementation of new gas rates in Ohio,
•	A $9 million increase related to the Demand Side Management (DSM) rider implemented in the third quarter of 2007, and
•	An $8 million increase in Ohio electric base transmission due to a change in the Transmission Cost Recovery rider.

Operating Expenses. The decrease was primarily due to:

•

A $52 million decrease due primarily to lower sulfur dioxide emission allowance expenses due to installation of flue gas desulphurization equipment and lower generation volumes resulting from increased plant outages in 2008 as compared to 2007,

•	A $36 million decrease in expenses associated with coal sales due to expiration of contracts,

PART I

•	A $27 million decrease in fuel expense due to mark-to-market gains on non-qualifying fuel hedge contracts of $73 million in 2008 compared to gains of $46 million in 2007,
•	A $20 million decrease in other post-employment benefits due to an adjustment to the liability recorded for these benefits,
•	A $13 million decrease in corporate governance and administrative costs, partially offset by higher plant maintenance expenses resulting from increased plant outages in 2008 as compared to 2007,
•	A $13 million decrease in short-term incentive costs, and
•

A $7 million decrease in retail fuel and purchased power expenses due to realized gains from the settlement of certain fuel contracts, partially offset by higher purchased power as a result of increased plant outages.

Partially offsetting these decreases were:

•	An $82 million impairment of emission allowances due to the invalidation of the Clean Air Interstate Rule in July 2008,
•	A $34 million increase due to storm restoration work for damage caused by Hurricane Ike,
•	A $23 million increase in regulated fuel expense primarily due to higher natural gas costs, and
•	A $12 million increase in regulatory amortization of the Ohio DSM costs and regulatory transition charge.

Gains (Losses) on Sales of Other Assets and Other, net. The increase is attributable to gains on sales of emission allowances in 2008 compared to losses on sales of emission allowances in 2007. Gains in 2008 were primarily a result of sales of zero cost basis emission allowances. Losses in 2007 were a result of sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in April 2006 which were written up to fair value as part of purchase accounting.

Income Tax Expense. Income Tax Expense increased primarily as a result of higher pre-tax income.

MATTERS IMPACTING FUTURE RESULTS AND OTHER MATTERS

Duke Energy Ohio has approximately $440 million of auction rate pollution control bonds outstanding. The maximum auction rate for these pollution control bonds outstanding is 2.0 times one-month London Interbank Offered Rate (LIBOR). While Duke Energy Ohio intends to refund and refinance these tax exempt auction rate bonds, the timing of such refinancing transactions is uncertain and subject to market conditions.

Duke Energy Ohio evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Other Intangible Assets”. As the fair value of each of Duke Energy Ohio’s reporting units exceeded their respective carrying values at August 31, 2008, Duke Energy Ohio did not record any impairment charges in the third quarter of 2008 as a result of its annual impairment test. However, in light of recent market and economic events, management is reassessing the potential for any impairments to recorded goodwill balances. These assessments are in their early stages and management cannot yet predict the outcome, but it is possible that the current assessments could result in goodwill impairments being recorded at one or more reporting units.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2008 and other than the third quarter financial system changes described below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the third quarter of 2008, Duke Energy Ohio converted the general ledger and consolidation systems to those currently used by other Duke Energy operations. Additionally, Duke Energy Ohio implemented a new income tax system and upgraded the asset accounting system. These system changes are a result of an evaluation of previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy Ohio reviewed the implementation effort as well as the impact on Duke Energy Ohio’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2008, see Note 11 to the Consolidated Financial Statements, “Regulatory Matters” and Note 12 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect Duke Energy Ohio’s financial condition or future results. In addition to the risk factors included in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2007, Duke Energy Ohio has identified the following risk factor as of September 30, 2008:

Current Levels of Market Volatility are Unprecedented

The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on stock prices and credit capacity for certain issuers. If current levels of market disruption and volatility continue or worsen, Duke Energy Ohio may be forced to meet its other liquidity needs by further drawing upon contractually committed lending agreements primarily provided by global banks, although there is no assurance that the commitments made by lenders under Duke Energy’s master credit facility will be available if needed due to the recent turmoil throughout the financial services industry. This could require Duke Energy Ohio to seek other funding sources. However, under such extreme market conditions, there can be no assurance other funding sources would be available or sufficient.

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

DUKE ENERGY OHIO, INC.

Date: November 13, 2008	/S/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: November 13, 2008	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller