Form 10-K
period 2008-12-31
Duke Energy Ohio, Inc.
filed 2009-03-13
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008 or

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

DECEMBER 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth in Duke Energy Ohio, Inc.’s (Duke Energy Ohio) service territories;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Ohio’s operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I

Item  1. Business.

GENERAL

Overview. Duke Energy Ohio, Inc. (Duke Energy Ohio), an Ohio corporation organized in 1837, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through its wholly-owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky), in nearby areas of Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania through Duke Energy Ohio’s Commercial Power business segment operations, which are discussed further below. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas in northern Kentucky. Except where separately noted, references to Duke Energy Ohio herein relate to the consolidated operations of Duke Energy Ohio, including Duke Energy Kentucky.

In the second quarter of 2006, Duke Energy and Cinergy consummated a merger which combined the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States (U.S.).

Business Segments. At December 31, 2008, Duke Energy Ohio operated two business segments, both of which are considered reportable segments under the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information”: Franchised Electric and Gas and Commercial Power. Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. For additional information on each of these business segments, including financial information about each reportable business segment, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of each of Duke Energy Ohio’s reportable business segments, as well as Other.

Franchised Electric and Gas. Franchised Electric and Gas consists of Duke Energy Ohio’s regulated electric and gas transmission and distribution systems, including its regulated electric generation in Kentucky. Franchised Electric and Gas plans, constructs, operates and maintains Duke Energy Ohio’s transmission and distribution systems, which generate, transmit and distribute electric energy to consumers in southwestern Ohio and northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the Public Utilities Commission of Ohio (PUCO) and the Kentucky Public Service Commission (KPSC). Substantially all of Franchised Electric and Gas’ operations are regulated and, accordingly, these operations are accounted for under the provisions of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71).

Franchised Electric and Gas’ service area covers about 3,000 square miles with an estimated population of 2.1 million in southern Ohio and northern Kentucky. Franchised Electric and Gas supplies electric service to approximately 820,000 residential, commercial and industrial customers over approximately 19,500 miles of distribution lines and an approximate 2,500-mile transmission system in Ohio and Kentucky. Franchised Electric and Gas provides regulated transmission and distribution services for natural gas to approximately 500,000 customers via approximately 7,100 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines. See Item 2. “Properties” for further discussion of Franchised Electric and Gas’ generating facilities.

Commercial Power. Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s asset portfolio comprises approximately 7,550 net megawatts (MW) and its generation assets consist of a diversified fuel mix with baseload and mid-merit coal-fired units, as well as combined cycle (CC) and peaking natural gas-fired units. Commercial Power’s portfolio includes the five Midwestern gas-fired generation assets that were transferred from Duke Energy in 2006. See Item 2. “Properties” for further discussion of Commercial Power’s generating facilities. Most of the generation asset output in Ohio has been contracted through the Rate Stabilization Plan (RSP), which expired on December 31, 2008. Effective January 1, 2009, Commercial Power began operating under an Electric Security Plan (ESP), which expires on December 31, 2011. As a result of the approval of the ESP, certain of Commercial Power’s operations reapplied the provisions of SFAS No. 71 effective December 17, 2008. See Notes 1 and 4, “Summary of Significant Accounting Policies,” and “Regulatory Matters,” to the Consolidated Financial Statements, respectively, for a discussion of the reapplication of SFAS No. 71 to certain of Commercial Power’s operations, as well as for further discussion related to the RSP and ESP.

PART I

Other. The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered a business segment, Other for Duke Energy Ohio includes certain allocated governance costs.

General. Duke Energy Ohio is an Ohio corporation. Duke Energy Ohio’s principal executive offices are located at 139 East Fourth Street, Cincinnati, Ohio 45202. The telephone number is 704-594-6200. Duke Energy Ohio electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Ohio files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Ohio, including its reports filed with the SEC, is available through Duke Energy’s web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

AAC	Annually Adjusted Component

AFUDC	Allowance for Funds Used During Construction

APB	Accounting Principles Board

CC	Combined Cycle

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

CO2	Carbon dioxide

CT	Combustion Turbine

DOE	Department of Energy

DOJ	Department of Justice

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

EITF	Emerging Issues Task Force

EPA	Environmental Protection Agency

ESP	Electric Security Plan

EWG	Exempt Wholesale Generator

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIN	Financial Accounting Standards Board Interpretation

FPP	Fuel and Purchased Power

FSP	Financial Accounting Standards Board Staff Position

FTC	United States Federal Trade Commission

GAAP	United States Generally Accepted Accounting Principles

KPSC	Kentucky Public Service Commission

LIBOR	London Interbank Offered Rate

Midwest ISO	Midwest Independent Transmission System Operator

MMBtu	Million British thermal units

MW	Megawatt

PART I

Term or Acronym	Definition

NOx	Nitrogen oxide

OCC	Office of the Ohio Consumers’ Counsel

PUCO	Public Utilities Commission of Ohio

RSP	Rate Stabilization Plan

RTC	Regulatory Transition Charges

SAB	Securities and Exchange Commission Staff Accounting Bulletin

SEC	Securities and Exchange Commission

SFAS	Statement of Financial Accounting Standards

SO2	Sulfur dioxide

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

(For more information on environmental matters involving Duke Energy Ohio, including possible liability and capital costs, see Notes 4 and 18 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies,” respectively.)

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Ohio.

Item 1A. Risk Factors.

The risk factors discussed herein relate specifically to risks associated with Duke Energy Ohio.

Duke Energy Ohio’s electric revenues, earnings and results are dependent on federal and state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit Duke Energy Ohio’s ability to recover costs.

Duke Energy Ohio’s franchised electric businesses are regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of Ohio and Kentucky. If Duke Energy Ohio’s franchised electric earnings exceed the returns established by the state regulatory commissions, Duke Energy Ohio’s retail electric rates may be subject to review by the commissions and possible reduction, which may decrease Duke Energy Ohio’s future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, Duke Energy Ohio’s future earnings could be negatively impacted. Additionally, certain portions of Duke Energy Ohio’s Commercial Power operations are regulated on a partial cost-of-service/rate-of-return basis under the ESP.

PART I

Duke Energy Ohio’s business is subject to extensive regulation that will affect Duke Energy Ohio’s operations and costs.

Duke Energy Ohio is subject to regulation by FERC and by federal, state and local authorities under environmental laws and by state public utility commissions under laws regulating Duke Energy Ohio’s businesses. Regulation affects almost every aspect of Duke Energy Ohio’s businesses, including, among other things, Duke Energy Ohio’s ability to: take fundamental business management actions; determine the terms and rates of Duke Energy Ohio’s transmission and distribution businesses’ services as well as its regulated generation business; make acquisitions; issue debt securities; engage in transactions between Duke Energy Ohio’s utilities and other subsidiaries and affiliates; and pay dividends to its ultimate parent, Duke Energy. Changes to these regulations are ongoing, and Duke Energy Ohio cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Energy Ohio’s businesses. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in or affect business planning and transactions and can substantially increase Duke Energy Ohio’s costs.

New laws or regulations could have a negative impact on Duke Energy Ohio’s results of operations, cash flows or financial position.

Changes in laws and regulations affecting Duke Energy Ohio, including new accounting standards could change the way Duke Energy Ohio is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Energy Ohio’s results of operations, cash flows or financial position or access to capital.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Ohio’s consolidated results of operations, cash flows or financial position and its utilities’ businesses.

Increased competition resulting from deregulation or restructuring efforts could have a significant adverse financial impact on Duke Energy Ohio and consequently on its consolidated results of operations, cash flows or financial position. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Duke Energy Ohio cannot predict the extent and timing of entry by additional competitors into the electric markets. Duke Energy Ohio cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on its consolidated results of operations, cash flows or financial position.

Duke Energy Ohio may be unable to secure long-term power sales agreements or transmission agreements, which could expose Duke Energy Ohio’s sales to increased volatility.

In the future, Duke Energy Ohio may not be able to secure long-term power sales agreements for Duke Energy Ohio’s unregulated power generation facilities. If Duke Energy Ohio is unable to secure these types of agreements, Duke Energy Ohio’s sales volumes would be exposed to increased volatility. Without the benefit of long-term customer power purchase agreements, Duke Energy Ohio cannot assure that it will be able to operate profitably. The inability to secure these agreements could materially adversely affect Duke Energy Ohio’s results and business.

Competition in the unregulated markets in which Duke Energy Ohio operates may adversely affect the growth and profitability of Duke Energy Ohio’s business.

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

PART I

Duke Energy Ohio must meet credit quality standards and there is no assurance that Duke Energy Ohio will maintain investment grade credit ratings. If Duke Energy Ohio or its rated subsidiary is unable to maintain an investment grade credit rating, it would be required under credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect its liquidity.

Both Duke Energy Ohio’s and its rated subsidiary’s senior unsecured long-term debt is rated investment grade by various rating agencies. Duke Energy Ohio cannot be sure that its or its rated subsidiary’s senior unsecured long-term debt will continue to be rated investment grade.

If the rating agencies were to rate Duke Energy Ohio or its rated subsidiary below investment grade, Duke Energy Ohio’s borrowing costs would increase, perhaps significantly. In addition, Duke Energy Ohio would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Any downgrade or other event negatively affecting the credit ratings of Duke Energy Ohio or its rated subsidiary could also increase Cinergy’s or Duke Energy’s need to provide liquidity in the form of capital contributions or loans, thus reducing the liquidity and borrowing availability of the consolidated group.

A downgrade below investment grade could also trigger termination clauses in some interest rate and foreign exchange derivative agreements, which would require cash payments. All of these events would likely reduce Duke Energy Ohio’s liquidity and profitability and could have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy Ohio relies on access to short-term intercompany borrowings and longer-term capital markets to finance its capital requirements and support its liquidity needs, and Duke Energy Ohio’s access to those markets can be adversely affected by a number of conditions, many of which are beyond its control.

Duke Energy Ohio’s business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from its assets. Accordingly, Duke Energy Ohio relies on access to short-term borrowings via Duke Energy’s money pool arrangement and financings from longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from its operations and to fund investments originally financed through debt instruments with disparate maturities. If Duke Energy Ohio is not able to access capital at competitive rates or Duke Energy Ohio cannot obtain short-term borrowings via the money pool arrangement, its ability to finance its operations and implement its strategy could be adversely affected.

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

Current levels of market volatility are unprecedented.

The capital and credit markets have been experiencing extreme volatility and disruption. In recent months, the volatility and disruption have reached unprecedented levels. In some cases, the markets have exerted downward pressure on credit capacity for certain issuers. If current levels of market disruption and volatility continue or worsen, Duke Energy Ohio may be forced to meet its other liquidity needs by further drawing upon contractually committed lending agreements primarily provided by global banks, although there is no assurance that the commitments made by lenders under Duke Energy’s master credit facility will be available if needed due to the recent turmoil throughout the financial services industry. This could require Duke Energy Ohio to seek other funding sources. However, under such extreme market conditions, there can be no assurance other funding sources would be available or sufficient.

Duke Energy Ohio is exposed to credit risk of customers and counterparties with whom it does business.

Adverse economic conditions affecting, or financial difficulties of customers and counterparties with whom Duke Energy Ohio does business could impair the ability of these customers and counterparties to pay for Duke Energy Ohio’s services or fulfill their contractual

PART I

obligations, including loss recovery payments under insurance contracts or cause them to delay such payments or obligations. Duke Energy Ohio depends on these customers and counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

Poor investment performance of Cinergy’s pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy Ohio’s liquidity and results of operations.

Duke Energy Ohio participates in certain employee benefit plans sponsored by its parent, Cinergy. Duke Energy Ohio is allocated costs and obligations related to these plans. Cinergy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. While Cinergy has complied with the minimum funding requirements as of December 31, 2008, Cinergy’s qualified pension plans had obligations which exceeded the value of plan assets by approximately $882 million. Without sustained growth in the pension investments over time to increase the value of plan assets and depending upon the other factors impacting Cinergy’s costs as listed above, Duke Energy Ohio could be required to fund its parent’s plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

Duke Energy Ohio is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase its cost of operations, and which may impact or limit its business plans, or expose it to environmental liabilities.

Duke Energy Ohio is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions (such as reducing nitrogen oxide, sulfur dioxide and mercury emissions or potential future control of greenhouse gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require Duke Energy Ohio to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Ohio takes to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Ohio may be required to shut down or alter the operation of its facilities, which may cause it to incur losses. Further, Duke Energy Ohio’s regulatory rate structure and its contracts with customers may not necessarily allow it to recover capital costs Duke Energy Ohio incurs to comply with new environmental regulations. Also, Duke Energy Ohio may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Ohio fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Energy Ohio’s facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

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

Duke Energy Ohio is involved in numerous legal proceedings, the outcomes of which are uncertain, and resolution adverse to Duke Energy Ohio could negatively affect its consolidated results of operations, cash flows or financial position.

Duke Energy Ohio is subject to numerous legal proceedings. Litigation is subject to many uncertainties and Duke Energy Ohio cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy Ohio is involved could require it to make additional expenditures, in excess of established reserves, over an extended period

PART I

of time and in a range of amounts that could have a material effect on its consolidated results of operations and cash flows. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy Ohio to change its business practices and procedures, which could also have a material effect on its consolidated results of operations, cash flows or financial position.

Duke Energy Ohio’s consolidated results of operations may be negatively affected by sustained downturns or sluggishness in the economy, including low levels in the market prices of commodities, all of which are beyond Duke Energy Ohio’s control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy Ohio operates and negatively influence its operations. Declines in demand for electricity as a result of economic downturns in Duke Energy Ohio’s franchised electric service territories will reduce overall electricity sales and lessen Duke Energy Ohio’s cash flows, especially as its industrial customers reduce production and, therefore, consumption of electricity and gas. Although Duke Energy Ohio’s franchised electric business is subject to regulated allowable rates of return and recovery of fuel costs under a fuel adjustment clause, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations. Additionally, prolonged economic downturns that negatively impact Duke Energy Ohio’s result of operations and cash flows could result in future material impairment charges being recorded to write down the carrying value of certain assets, including goodwill, to their respective fair values.

Duke Energy Ohio also sells electricity into the spot market or other competitive power markets on a contractual basis. With respect to such transactions, Duke Energy Ohio is not guaranteed any rate of return on Duke Energy Ohio’s capital investments through mandated rates, and Duke Energy Ohio’s revenues and results of operations are likely to depend, in large part, upon prevailing market prices in Duke Energy Ohio’s regional markets and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time and could reduce Duke Energy Ohio’s revenues and margins and thereby diminish its consolidated results of operations.

Factors that could impact sales volumes, generation of electricity and market prices at which Duke Energy Ohio is able to sell electricity are as follows:

•

weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease Duke Energy Ohio’s ability to operate its facilities in an economic manner;

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

Electric power generation is generally a seasonal business. In most parts of the United States and in markets in which Duke Energy Ohio operates, demand for electricity peaks during the warmer summer months and demand for natural gas peaks during the cold winter months, with market prices also peaking during the warmer summer months for electricity and cold winter months for natural gas. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of Duke Energy Ohio’s businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

PART I

Potential terrorist activities or military or other actions could adversely affect Duke Energy Ohio’s business.

The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil which may materially adversely affect Duke Energy Ohio in ways it cannot predict at this time. In addition, future acts of terrorism and any possible reprisals as a consequence of action by the United States and its allies could be directed against companies operating in the United States. Infrastructure and generation facilities could be potential targets of terrorist activities. The potential for terrorism has subjected Duke Energy Ohio’s operations to increased risks and could have a material adverse effect on Duke Energy Ohio’s business. In particular, Duke Energy Ohio may experience increased capital and operating costs to implement increased security for its plants, such as additional physical plant security, additional security personnel or additional capability following a terrorist incident.

The insurance industry has also been disrupted by these events. As a result, the availability of insurance covering risks that Duke Energy Ohio and its competitors typically insure against may decrease. In addition, the insurance Duke Energy Ohio is able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

Additional risks and uncertainties not currently known to Duke Energy Ohio or that Duke Energy Ohio currently deems to be insignificant also may adversely affect Duke Energy Ohio’s consolidated results of operations, cash flows or financial condition.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

FRANCHISED ELECTRIC AND GAS

As of December 31, 2008, Franchised Electric and Gas operated two coal-fired stations with a combined net capacity of 577 MW and one combustion turbine (CT) station with a net capacity of 501 MW. Franchised Electric and Gas also owns two underground caverns with a total storage capacity of approximately 16 million gallons of liquid propane. The stations and caverns are located in Ohio and Kentucky.

In addition, as of December 31, 2008, Duke Energy Ohio owned approximately 2,500 conductor miles of electric transmission lines, including 1,000 miles of 345 kilovolts, 700 miles of 100 to 161 kilovolts, and 800 miles of 13 to 69 kilovolts. Duke Energy Ohio also owned approximately 19,500 conductor miles of electric distribution lines, including 14,000 miles of overhead lines and 5,500 miles of underground lines, as of December 31, 2008 and approximately 7,100 miles of gas mains and service lines. As of December 31, 2008, the electric transmission and distribution systems had approximately 280 substations. In addition, Duke Energy Ohio has access to 5.5 million gallons of liquid propane storage and product loaned through a commercial services agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

Substantially all of Franchised Electric and Gas’ electric plant in service is mortgaged under the mortgage bond indenture of Duke Energy Ohio.

COMMERCIAL POWER

As of December 31, 2008, Commercial Power jointly owns six coal-fired stations with a combined net capacity of 3,529 MW, of which Duke Energy Ohio operates three. Commercial Power also owns and operates five CT stations, one of which is jointly owned, with a combined net capacity of 1,544 MW and three CC stations with a combined net capacity of 2,480 MW. The stations are located in Ohio, Illinois, Indiana and Pennsylvania.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cinergy owns all of the common stock of Duke Energy Ohio. Duke Energy owns all of the common stock of Cinergy. Duke Energy Ohio anticipates making periodic dividends to provide funding support for Duke Energy’s dividend. During the years ended December 31, 2008, 2007 and 2006, Duke Energy Ohio paid dividends to its parent, Cinergy, of $200 million, $135 million and $102 million, respectively.

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2008, 2007 and 2006.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2008	2007	Increase (Decrease)
Operating revenues	$3,424	$3,455	$(31)
Operating expenses	2,965	2,964	1
Gains (losses) on sales of other assets and other, net	59	(8)	67

Operating income	518	483	35
Other income and expenses, net	34	32	2
Interest expense	94	100	(6)

Income before income taxes	458	415	43
Income tax expense	171	151	20

Income before extraordinary items	287	264	23
Extraordinary items, net of tax	67	—	67

Net income	$354	$264	$90

Net Income

The $90 million increase in Duke Energy Ohio’s net income was primarily due to the following factors:

Operating Revenues. The decrease was due primarily to:

•	A $38 million decrease from coal sales due to the expiration of contracts,
•	A $30 million decrease in retail electric revenues resulting from lower retail volumes due to the weakening economy,
•	A $21 million decrease in wholesale electric revenues due to lower hedge realization and lower generation volumes primarily resulting from increased plant outages in 2008 compared to 2007,
•

A $21 million decrease in net mark-to-market revenues on non-qualifying hedge accounting power and capacity contracts, consisting of $74 million of net mark-to-market losses in 2008, as compared to net mark-to-market losses of $53 million in 2007,

•	A $17 million decrease in revenues due to lower generation volumes from the Midwest gas-fired assets resulting from milder weather net of increased PJM capacity revenues in 2008 compared to 2007, and
•	An $11 million decrease related to native load due to milder weather in 2008 compared to 2007.

Partially offsetting these decreases were:

•	A $45 million increase in regulated fuel revenues driven primarily by higher natural gas costs,
•

A $21 million increase in retail electric revenues resulting from higher retail pricing primarily related to environmental and capacity riders that were approved in the fourth quarter of 2007 by the PUCO and increased amortization of purchase accounting valuation liability of the Rate Stabilization Plan (RSP) in 2008 compared to 2007,

PART II

•	A $19 million increase due to implementation of new gas rates in Ohio,
•	A $9 million increase related to the Ohio electric Demand Side Management (DSM) rider implemented in the third quarter of 2007, and
•	A $9 million increase in Ohio electric base transmission due to a change in the Transmission Cost Recovery rider.

Operating Expenses. The increase was due primarily to:

•	An $82 million impairment of emission allowances due to the invalidation of the Clean Air Interstate Rule (CAIR) in July 2008,
•

A $69 million increase in fuel expense due to mark-to-market losses on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $3 million in 2008, as compared to gains of $66 million in 2007,

•	A $40 million increase in regulated fuel expense primarily due to higher natural gas costs, and
•	A $16 million increase in regulatory amortization of the Ohio and Kentucky DSM costs and Ohio regulatory transition charge.

Partially offsetting these increases were:

•

A $63 million decrease in emission allowance expenses due to lower cost basis emission allowances consumed and lower overall emission allowance consumption due to installation of flue gas desulfurization equipment and lower generation volumes due to increased plant outages in 2008 compared to 2007,

•

A $46 million decrease in net fuel and purchased power expense for retail load due to realized gains on fuel hedges, partially offset by higher purchased power as a result of increased plant outages in 2008 compared to 2007,

•	A $31 million decrease in expenses associated with coal sales due to the expiration of contracts,
•

A $24 million decrease in fuel and operating expenses for the Midwest gas-fired assets primarily due to lower generation volumes and lower amortization of locked-in hedge losses in 2008 compared to 2007, net of an approximate $15 million bad debt reserve related to the Lehman Bros. bankruptcy and higher plant maintenance expenses,

•	A $21 million decrease in other post-employment benefits due to an adjustment to the liability recorded for these benefits, and
•	An $18 million decrease in short-term incentive costs.

Gains (Losses) on Sales of Other Assets and Other, net. The increase in 2008 as compared to 2007 was attributable to gains on sales of emission allowances in 2008 compared to losses on sales of emission allowances in 2007. Gains in 2008 were a result of sales of zero cost basis emission allowances, while losses in 2007 were as a result of sales of emission allowances acquired in connection with Duke Energy’s merger with Cinergy in 2006 which were written up to fair value as part of purchase accounting.

Income Tax Expense. The increase was primarily the result of higher pre-tax income.

Extraordinary Items, net of tax. The reapplication of SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71), on December 17, 2008 resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to total mark-to-market losses previously recorded in earnings associated with open forward native load economic hedge contracts for fuel, purchased power and emission allowances, which the Electric Security Plan (ESP) allows to be recovered through a fuel and purchased power rider. See further discussion under the “Matters Impacting Future Results” below.

Matters Impacting Future Results

Sales, especially in the industrial sector, were impacted by the economic downturn in 2008. Duke Energy Ohio expects this trend to continue for some period into 2009, and perhaps beyond, until the economy begins to recover. Duke Energy Ohio’s current strategy is focused on maximizing the returns and cash flows from its current portfolio. Results for Duke Energy Ohio are sensitive to changes in power supply, power demand and weather.

On December 17, 2008, the PUCO approved Duke Energy Ohio’s ESP price structure, which establishes generation rates for 2009 through 2011. The base cost for generation service will increase by approximately 2 percent annually in 2009 and 2010 for residential customers, and each year from 2009 through 2011 for non-residential customers. Additionally, the ESP provides for a new Infrastructure Modernization rider to maintain distribution system reliability and to purchase and deploy SmartGrid technology. As discussed further below, the approval of the ESP also resulted in the reapplication of SFAS No. 71 to portions of generation within Duke Energy Ohio’s Commercial Power business segment. As a result of the reapplication of SFAS No. 71 to certain portions of Duke Energy Ohio’s operations, Duke Energy Ohio’s future results will be subject to less volatility than had been caused by the timing of under-and-over collections of certain costs, as well as the impacts of mark-to-market activity on certain coal and power derivatives.

PART II

The outcome of the pending Duke Energy Ohio electric distribution rate case could impact future results through the increase of base rates.

Duke Energy Ohio’s generation operations within its Commercial Power business segment include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native.

Prior to December 17, 2008, Duke Energy Ohio’s Commercial Power business segment did not apply the provisions of SFAS No. 71 due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As described further below, effective December 17, 2008, the Public Utilities Commission of Ohio (PUCO) approved Duke Energy Ohio’s ESP, which resulted in the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations as of that date.

From January 1, 2005 through December 31, 2008, Duke Energy Ohio, including its Commercial Power business segment, had been operating under a RSP, which was a market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that, upon the expiration of the RSP, there would be a move to full competitive markets. Accordingly, Duke Energy Ohio’s Commercial Power business segment did not apply the provisions of SFAS No. 71 to any of its generation operations prior to December 17, 2008. As discussed further in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” in April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an ESP or a Market Rate Option (MRO). The MRO is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP, and with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The ESP became effective on January 1, 2009.

In connection with the approval of the ESP, Duke Energy Ohio reassessed the applicability of SFAS No. 71 to Commercial Power’s generation operations as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy Ohio determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load meet the criteria established by SFAS No. 71 for regulatory accounting treatment as SB 221 and Duke Energy Ohio’s approved ESP solidified the automatic recovery of certain costs of its generation serving native load within its Commercial Power business segment and increased the likelihood that Commercial Power’s operations will remain under a cost recovery model for certain costs for the foreseeable future.

Under the ESP, Duke Energy Ohio will bill for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of the automatic recovery of certain of these riders, which includes, but is not limited to, a fuel and purchased power (FPP) rider and certain portions of a cost of environmental compliance (AAC) rider. Accordingly, Duke Energy Ohio’s Commercial Power business segment began applying SFAS No. 71 to the corresponding RSP riders granting automatic recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow automatic cost recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the criteria of SFAS No. 71. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. Duke Energy Ohio will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its native load generation operations within its Commercial Power business segment.

Duke Energy Ohio evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets.” As of the date of the 2008 annual impairment analysis, the estimated fair value of Duke Energy Ohio’s reporting units exceeded their respective carrying value, thus no goodwill impairment charges were recorded. However, management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of any of Duke Energy Ohio’s reporting units have been impaired. Should any such triggering events or circumstances occur in 2009 that would more likely than not reduce the fair value of a reporting unit below its carrying value, management would perform an impairment assessment of Duke Energy Ohio’s goodwill and it is possible that goodwill impairment charges could be recorded as a result of any such assessments. At December 31, 2008, Duke Energy Ohio had total goodwill of approximately $2,360 million.

PART II

Other Matters

General. Duke Energy Ohio’s fixed charges coverage ratio, as calculated using SEC guidelines, was 4.6 times for the year ended December 31, 2008, 3.8 times for the year ended December 31, 2007, 1.9 times for the nine months ended December 31, 2006 and 6.2 times for the three months ended March 31, 2006.

As of December 31, 2008, Duke Energy Ohio had approximately $390 million of auction rate pollution control bonds outstanding. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Ohio prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. In February 2008, Duke Energy Ohio began to experience failed auctions on these debt instruments. When failed auctions occur on a series of this debt, Duke Energy Ohio is required to pay the maximum auction rate as prescribed by the bond document. The maximum auction rate for the auction rate debt is 2.0 times one-month London Interbank Offered Rate. Payment of the failed-auction interest rates will continue until Duke Energy Ohio is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. While Duke Energy Ohio intends to refund and refinance these tax exempt auction rate bonds, the timing of such refinancing transactions is uncertain and subject to market conditions. However, even if Duke Energy Ohio is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially affect Duke Energy Ohio’s consolidated results of operations, cash flows or financial position. The weighted-average interest rate, associated with Duke Energy Ohio’s auction rate pollution control bonds, was 1.58% as of December 31, 2008 and 4.56% as of December 31, 2007.

Global Climate Change. A body of scientific evidence now accepted by a growing majority of the public and policymakers suggests that the Earth’s climate is changing, caused in part by greenhouse gases emitted into the atmosphere from human activities. Although there is still much to learn about the causes and long-term effects of climate change, many, including Duke Energy Ohio, advocate taking steps now to begin reducing emissions with the aim of stabilizing the atmospheric concentration of greenhouse gases at a level that avoids the potentially worst-case effects of climate change.

Greenhouse gas (GHG) emissions are produced from a wide variety of human activities. The U.S. EPA publishes an inventory of these emissions annually. Carbon dioxide (CO2), an essential trace gas, is a by product of fossil fuel combustion and currently accounts for about 85% of U.S. greenhouse gas emissions. Duke Energy Ohio currently accounts for about 0.30% of total U.S. CO2 emissions, and about 0.26% of total U.S. GHG emissions.

Duke Energy Ohio’s long-term strategies for how best to meet its customers’ growing demand for electricity are impacted by the issues surrounding global warming. These strategies include significant commitments to customer energy efficiency and renewable energy. Each of these actions will or has the potential to reduce Duke Energy Ohio’s CO2 emissions and therefore its exposure to the costs of future GHG regulation.

Duke Energy Ohio’s cost of complying with any federal GHG emissions law that may be enacted will depend on the design details of the program. If potential future GHG legislation adopts a cap-and-trade approach, the design elements of such a program that will have the greatest influence on Duke Energy Ohio’s compliance costs include (1) the required levels and timing of the cap, which will drive emission allowance prices, (2) the emission sources covered under the cap, (3) the number of allowances that Duke Energy Ohio might be allocated at no cost on a year-to-year basis, (4) the type and effectiveness of any cost control mechanisms included in the program, (5) the role of emission offsets, which will also influence allowance prices, and (6) the availability and cost of technologies that Duke Energy Ohio can deploy to lower its emissions. While Duke Energy Ohio believes it is very likely that Congress will adopt mandatory GHG emission reduction legislation at some point, the timing and design details of any such legislation are highly uncertain.

While there were many bills introduced in both houses of Congress during the 110th Congress that proposed mandatory limits on GHG emissions, S. 2191—America’s Climate Security Act of 2007 (commonly referred to as the Lieberman-Warner bill after the sponsors Senators Joseph Lieberman of Connecticut and John Warner of Virginia) became the primary climate change related legislative vehicle. The bill was approved by the Senate Environment and Public Works Committee in December 2007, but failed to advance on the Senate floor in June 2008 when the bill fell considerably short of the 60 votes necessary to invoke cloture and cut off debate. No subsequent action was taken in the 110th Congress related to mandatory federal GHG legislation.

Numerous bills mandating reductions in GHG emissions are expected to be introduced in both houses of Congress in 2009. The leadership in both the House and Senate has publicly stated it is their intent to proceed with climate legislation. President Obama, in his presidential campaign and after the election, indicated passage of climate change legislation is a priority. Still, as the Senate debate in 2008 revealed, there are wide-ranging views in Congress regarding what constitutes acceptable GHG legislation. The current condition of the U.S. economy could add a degree of uncertainty, and there are indications that, in the 111th Congress multiple committees will be involved in crafting GHG legislation, which will make the process of developing GHG legislation potentially more challenging.

PART II

Duke Energy Ohio supports the enactment of federal GHG cap-and-trade legislation. Due to Duke Energy Ohio’s concern about patchwork policies focused on a single industrial sector or particular region of the country, Duke Energy Ohio believes this legislation should establish a program that applies to all parts of the economy, including power generation, industrial and commercial sources and motor vehicles. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and non-emitting technologies are developed and become available for wide-scale deployment. Legislation should also include adequate cost-containment measures to protect the U.S. economy from grave and unintended impacts of the policy.

Duke Energy Ohio is unable to estimate the potential cost of complying with currently unspecified and unknowable future GHG legislation or any indirect costs that might result. Compliance costs are sensitive to numerous policy design details, allowance prices, and technology availability and cost. During the Senate debate on the Lieberman-Warner legislation in 2007 and 2008, Duke Energy Ohio attempted to estimate its cost of complying with that legislation over a range of potential allowance prices. Duke Energy Ohio estimated its compliance costs under the Lieberman-Warner model to be between approximately $230 million to $680 million in the first year of the program (2012), which represented the cost to purchase emission allowances needed for compliance over and above what might be allocated to Duke Energy Ohio at zero cost. Duke Energy Ohio would have continued to incur similar or greater annual compliance costs in subsequent years for continued allowance purchases until such time as new lower-and zero-emitting technologies could be deployed to reduce emissions. Duke Energy Ohio’s compliance costs at that time would then include the cost of purchasing and deploying new generation technologies. Duke Energy Ohio would only be able to reduce its allowance purchase costs after new technologies were actually deployed.

There is no way to know how similar or different the requirements of the Lieberman-Warner legislation might be to any future GHG legislation that Congress may eventually adopt, so it is uncertain whether these costs are at all representative of compliance costs that Duke Energy Ohio might incur as a result of any potential future GHG legislation. Under any future scenario involving mandatory GHG limitations, Duke Energy Ohio would plan to seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates.

At the state level, the Midwestern Governors Association has an initiative under way called the Midwestern Greenhouse Gas Reduction Accord. One of the ongoing activities of the initiative is the design of a regional GHG cap-and-trade system, with the anticipated end product to be a Model Rule for implementing a GHG cap-and-trade system. Once complete, the Model Rule would go to participating states for their consideration and possible adoption. The state of Ohio is currently only an observer to the accord process. The outcome of this initiative is highly uncertain and Duke Energy Ohio is unable to determine at this time whether there might be direct or indirect cost impacts from any new regulations that might result from the initiative.

While Duke Energy Ohio’s near-term compliance strategy associated with any potential future GHG legislation that incorporates a cap-and-trade mechanism will likely be focused on allowance purchases, it is expected that at some point in the future Duke Energy Ohio would begin reducing emissions by replacing existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology on existing coal-fired generating plants when the technologies become available and cost-effective. It is not possible at this time, however, to predict with certainty what new technologies might be developed, when they will be ready to be deployed, or what their costs will be. There is also uncertainty as to how or when certain non-technical issues, such as legal and liability questions, that could affect the cost and availability of new technologies might be resolved by regulators. Duke Energy Ohio currently is focused on integrated gasification combined cycle generation with carbon capture and sequestration, and capture and storage retrofit technology for existing pulverized coal-fired generation as promising new technologies for generating electricity with lower or no CO2 emissions.

Duke Energy Ohio has regulatory requirements in Ohio to meet increasing percentages of customer demand for electricity with renewable energy. The requirement reaches a minimum of 12.5% in 2024. Duke Energy Ohio also anticipates the Congress will consider a federal renewable portfolio standard in 2009. Previous attempts have passed in the U.S. House of Representatives but fallen short in the Senate. Duke Energy Ohio believes, however, chances of passage in the 111th Congress have increased.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy Ohio has received regulatory approval in Ohio for a first-of-its-kind innovative approach in the utility industry to help meet growing customer demand with new and creative ways to increase energy efficiency, thereby reducing demand (Save-A-Watt) instead of relying almost exclusively on new power plants to generate electricity.

Each of these activities has the potential to reduce Duke Energy Ohio’s future CO2 emissions which will reduce Duke Energy Ohio’s exposure to future GHG regulation.

PART II

Duke Energy Ohio recognizes the potential for more frequent and severe extreme weather events as a result of climate change and the possibility that these weather events could have a material impact on its future results of operations should these events occur. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration, and severity) and the long period of time over which any changes might take place make estimating any potential future financial risk to Duke Energy Ohio’s operations that may be caused by the physical risks of climate change extremely challenging. Currently, Duke Energy Ohio plans and prepares for extreme weather events that it experiences from time to time, such as ice storms, tornados, severe thunderstorms, high winds and droughts. Duke Energy Ohio’s past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future climate change-related severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events.

For additional information on other issues related to Duke Energy Ohio, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 18 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Risk Management Policies

Duke Energy Ohio is exposed to market risks associated with commodity prices, credit exposure and interest rates. Management has established comprehensive risk management policies to monitor and manage these market risks. The Treasurer of Duke Energy, the ultimate parent entity of Duke Energy Ohio, is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits for Duke Energy Ohio.

Commodity Price Risk

Duke Energy Ohio is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased within its non-regulated operations, as well as within its regulated operations, to the extent there is excess capacity from generation assets that are dedicated to serve Ohio native load customers. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities, such as gas and coal. For Duke Energy Ohio, this price risk has been somewhat reduced by the December 17, 2008 PUCO approval of Duke Energy Ohio’s ESP, which resulted in the reapplication of SFAS No. 71 to certain portions of Duke Energy Ohio’s Commercial Power business segment operations as of that date. Duke Energy Ohio employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as swaps, futures, forwards and options. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies” and Note 8 to the Consolidated Financial Statements, “Risk Management and Hedging Activities and Credit Risk,” for additional information.

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

Hedging Strategies. Duke Energy Ohio closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations. Duke Energy Ohio’s primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to changes in the prices of power and fuel.

Certain derivatives used to manage Duke Energy Ohio’s commodity price exposure are accounted for as either cash flow hedges or fair value hedges. To the extent that instruments accounted for as hedges are effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations until delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including the use of contracts with different commodities or unmatched terms and counterparty credit risk. Hedge effectiveness is monitored regularly and measured at least quarterly.

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, Duke Energy Ohio enters into other contracts that qualify for the normal purchases and sales exception described in paragraph 10 of SFAS No. 133, as amended and interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments

PART II

and Hedging Activities.” On a limited basis, Franchised Electric and Gas and Commercial Power apply the normal purchase and normal sales exception to certain contracts. Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power. For contracts qualifying for the scope exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract unless the contract ceases to qualify for the normal purchase and normal sale exception at some point during the contract period. Recognition of the contracts in the Consolidated Statements of Operations will be the same regardless of whether the contracts are accounted for as cash flow hedges or as normal purchases and sales assuming no hedge ineffectiveness.

Other derivatives used to manage Duke Energy Ohio’s commodity price exposure are either not designated as a hedge or do not qualify for hedge accounting. Derivatives related to regulated businesses reflect changes in the fair value of the derivative instruments as a regulatory asset or liability on the Consolidated Balance Sheets. Derivatives related to unregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.

Generation Portfolio Risks for 2009. Duke Energy Ohio is primarily exposed to market price fluctuations of wholesale power, coal, natural gas and emission allowance prices associated with its excess capacity from generation assets that are dedicated to serve Ohio native load customers and its non-regulated operations. Duke Energy Ohio closely monitors the risks associated with these commodity price changes on its future generation operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations, in addition to optimizing the value of its non-regulated generation portfolio. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio, where such market transparency exists. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent price change per megawatt hour in forward wholesale power prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $5 million in 2009 and $13 million in 2008, respectively, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent change in the forward price per ton of coal would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $10 million in 2009 and $4 million in 2008, respectively, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent price change per MMBtu (one million British thermal units) in natural gas prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $5 million in 2009 and $9 million in 2008 respectively, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date.

Sensitivities for derivatives beyond 2009. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2009 are also exposed to changes in fair value due to market price fluctuations of wholesale power and coal. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent price change in the forward price per megawatt hour of wholesale power would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $11 million in 2009 and $16 million in 2008, respectively, resulting from the impact of mark-to-market changes on non-qualifying and undesignated power contracts pertaining to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2008 and 2007, it was estimated that a ten percent change in the forward price per ton of coal would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $10 million in 2009 and $14 million in 2008, respectively, resulting from the impact of mark-to-market changes on non-qualifying and undesignated coal contracts pertaining to periods in excess of one year from the respective date.

Comparability of sensitivity analysis. As Commercial Power began reapplying the provisions of SFAS No. 71 on December 17, 2008 to portions of its operations, certain derivative contracts that historically resulted in earnings volatility receive regulatory deferral of gains and losses. Accordingly, the mark-to-market associated with these contracts will not impact earnings until recovered in revenues. However, to achieve comparability of sensitivity information between periods, the portion of the derivative contracts that receive regulatory treatment has been included in the sensitivity amounts for both periods presented. Since certain derivative contracts included in the sensitivity analysis for 2009 will not result in earnings impacts, the forecasted sensitivities for 2009 are less than the pre-tax income amounts disclosed above.

PART II

The commodity price sensitivity calculations above consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Credit Risk

Credit risk represents the loss that Duke Energy Ohio would incur if a counterparty fails to perform under its contractual obligations.

Retail. Credit risk associated with Duke Energy Ohio’s service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Duke Energy Ohio mitigates this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers have historically been insignificant to the operations of Duke Energy Ohio and are typically recovered through the retail rates. However, in light of current overall economic conditions, management continues to monitor customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Ohio sells certain of their accounts receivable and related collections through Cinergy Receivables Company, LLC a bankruptcy remote, special purpose entity. While no direct recourse to Duke Energy Ohio exists, it risks loss in the event collections are not sufficient to allow for full recovery of its retained interests or in the event the level of charge-offs in future periods increases. See Note 13 to the Consolidated Financial Statements, “Sales of Accounts Receivable.”

Wholesale and Non-native Sales. To reduce credit exposure related to non-native sales, Duke Energy Ohio seeks to enter into netting agreements with counterparties that permit it to offset receivables and payables with such counterparties. Duke Energy Ohio attempts to further reduce credit risk with certain counterparties by entering into agreements that enable it to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Where exposed to credit risk, Duke Energy Ohio analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy Ohio’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Ohio may use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Duke Energy Ohio also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Based on Duke Energy Ohio’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy Ohio does not anticipate a materially adverse effect on its consolidated results of operations, cash flows or financial position as a result of non-performance by any counterparty.

Interest Rate Risk

Duke Energy Ohio is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Ohio also enters into financial derivative instruments, including interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 8, and 16 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Risk Management and Hedging Activities and Credit Risk” and “Debt and Credit Facilities,” respectively.

Based on a sensitivity analysis as of December 31, 2008, it was estimated that if market interest rates average 1% higher (lower) in 2009 than in 2008, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $11 million. Comparatively, based on a sensitivity analysis as of December 31, 2007, had interest rates averaged 1% higher (lower) in 2008 than in 2007, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $8 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, including money pool balances, adjusted for interest rate hedges and cash and cash equivalents outstanding as of December 31, 2008 and 2007. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Ohio’s financial structure.

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Ohio, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for the years ended December 31, 2008 and 2007, the nine months ended December 31, 2006 (successor period), and the three months ended March 31, 2006 (predecessor period). Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2008 and 2007, and the results of their operations their cash flows for the periods stated above, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 13, 2009

PART II

DUKE ENERGY OHIO, INC.

Consolidated Statements of Operations

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
Operating Revenues
Non-regulated electric and other	$1,646	$1,751	$1,236	$421
Regulated electric	988	984	638	220
Regulated natural gas	790	720	387	322
Total operating revenue	3,424	3,455	2,261	963
Operating Expenses
Fuel used in electric generation and purchased power—non-regulated	847	916	712	172
Fuel used in electric generation and purchased power—regulated	157	154	92	24
Cost of natural gas and coal sold	486	496	313	276
Operation, maintenance and other	743	756	505	173
Depreciation and amortization	409	392	280	68
Property and other taxes	241	250	165	68
Impairment charges	82	—	—	—
Total operating expenses	2,965	2,964	2,067	781
Gains (Losses) on Sales of Other Assets and Other, net	59	(8)	(28)	26
Operating Income	518	483	166	208
Other Income and Expenses, net	34	32	17	8
Interest Expense	94	100	81	30
Income From Continuing Operations Before Income Taxes	458	415	102	186
Income Tax Expense from Continuing Operations	171	151	41	68
Income From Continuing Operations	287	264	61	118
Loss From Discontinued Operations, net of tax	—	—	(6)	(2)
Income Before Extraordinary Items	287	264	55	116
Extraordinary Items, net of tax	67	—	—	—
Net Income	$354	$264	$55	$116

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Consolidated Balance Sheets

(In millions)

	December 31,
	2008	2007
ASSETS
Current Assets
Cash and cash equivalents	$27	$33
Receivables (net of allowance for doubtful accounts of $18 at December 31, 2008 and $3 at December 31, 2007)	303	334
Inventory	180	212
Unrealized gains on mark-to-market and hedging transactions	51	22
Other	336	94
Total current assets	897	695
Investments and Other Assets
Restricted funds held in trust	10	62
Goodwill	2,360	2,325
Intangibles, net	403	551
Unrealized gains on mark-to-market and hedging transactions	17	17
Other	55	33
Total investments and other assets	2,845	2,988
Property, Plant and Equipment
Cost	10,047	9,577
Less accumulated depreciation and amortization	2,277	2,097
Net property, plant and equipment	7,770	7,480
Regulatory Assets and Deferred Debits
Deferred debt expense	23	23
Regulatory assets related to income taxes	103	90
Other	451	401
Total regulatory assets and deferred debits	577	514
Total Assets	$12,089	$11,677

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Consolidated Balance Sheets—(Continued)

(In millions, except share and per-share amounts)

	December 31,
	2008	2007
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$511	$602
Notes payable	343	189
Taxes accrued	134	172
Interest accrued	24	24
Current maturities of long-term debt	27	126
Unrealized losses on mark-to-market and hedging transactions	47	24
Other	93	86
Total current liabilities	1,179	1,223
Long-term Debt	1,856	1,810
Deferred Credits and Other Liabilities
Deferred income taxes	1,619	1,436
Investment tax credit	14	16
Accrued pension and other post-retirement benefit costs	406	259
Unrealized losses on mark-to-market and hedging transactions	15	25
Asset retirement obligations	33	31
Other	297	343
Total deferred credits and other liabilities	2,384	2,110
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at December 31, 2008 and December 31, 2007	762	762
Additional paid-in capital	5,570	5,570
Retained earnings	381	227
Accumulated other comprehensive loss	(43)	(25)
Total common stockholder's equity	6,670	6,534
Total Liabilities and Common Stockholder's Equity	$12,089	$11,677

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Consolidated Statements of Cash Flows

(In millions)

	Successor			Predecessor
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$354	$264	$55	$116
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	412	395	280	68
Extraordinary items, net of taxes	(67)	—	—	—
(Gains) losses on sales of other assets and other, net	(59)	8	31	(26)
Impairment charges	82	—	—	—
Deferred income taxes	53	18	(120)	7
Accrued pension and other post-retirement benefit costs	4	37	40	9
Contribution to company-sponsored pension and other post-retirement benefit plans	—	(92)	(22)	—
(Increase) decrease in:
Net realized and unrealized mark-to-market and hedging transactions	10	21	(6)	(30)
Receivables	47	(25)	132	10
Inventory	(70)	5	(84)	56
Other current assets	(28)	22	25	68
Increase (decrease) in:
Accounts payable	(130)	181	(86)	(157)
Taxes accrued	(43)	(144)	54	50
Other current liabilities	9	1	(63)	(78)
Regulatory asset/liability deferrals	(50)	(19)	(7)	(1)
Other assets	19	165	184	24
Other liabilities	4	(89)	(50)	—
Net cash provided by operating activities	547	748	363	116
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(565)	(593)	(391)	(135)
Purchases of emission allowances	(17)	(23)	(167)	(162)
Sales of emission allowances	74	29	138	105
Net proceeds from the sales of other assets	4	—	32	—
Change in restricted funds held in trust	52	(31)	22	8
Other	1	—	—	—
Net cash used in investing activities	(451)	(618)	(366)	(184)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	136	205	88	141
Redemption of long-term debt	(191)	(153)	(80)	(1)
Redemption of preferred stock of subsidiaries	—	—	—	(21)
Notes payable and commercial paper	279	—	—	—
Notes payable to affiliate, net	(126)	(85)	36	50
Dividends to parent	(200)	(135)	—	(102)
Capital contribution from parent	—	29	—	—
Other	—	(3)	(4)	(1)
Net cash (used in) provided by financing activities	(102)	(142)	40	66
Net (decrease) increase in cash and cash equivalents	(6)	(12)	37	(2)
Cash and cash equivalents at beginning of period	33	45	8	10
Cash and cash equivalents at end of period	$27	$33	$45	$8

Supplemental Disclosures:
Cash paid for interest, net of amount capitalized	$91	$91	$103	$21
Cash paid for income taxes	$187	$159	$77	$—
Significant non-cash transactions:
Purchase accounting adjustments	$—	$(14)	$2,894	$—
Accrued capital expenditures	$81	$62	$49	$—
Transfer of generating assets from Duke Energy	$—	$—	$1,462	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Consolidated Statements of Common Stockholder's Equity

and Comprehensive Income

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Minimum Pension Liability Adjustment	Pension and OPEB Related Adjustments to AOCI	Total
Successor
Nine Months Ended December 31, 2006
Balance at April 1, 2006	$762	$4,123	$—	$—	$—	$—	$4,885 (b)
Net income	—	—	55	—	—	—	55
Other comprehensive income
Cash flow hedges (d)	—	—	—	3	—	—	3

Total comprehensive income							58
Transfer of generating assets from Duke Energy (a)	—	1,462	—	(39)	—	—	1,423
Contribution from parent company for reallocation of taxes	—	16	—	—	—	—	16
SFAS No. 158 funded status provision	—	—	—	—	—	(2)	(2)
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$—	$(2)	$6,380
Year Ended December 31, 2007
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$—	$(2)	$6,380
Net income	—	—	264	—	—	—	264
Other comprehensive income
Cash flow hedges (d)	—	—	—	4	—	—	4
SFAS 158 net actuarial gain (c), (e)	—	—	—	—	—	11	11

Total comprehensive income							279
Capital contribution from parent	—	29	—	—	—	—	29
Push-down accounting adjustments	—	(14)	—	—	—	—	(14)
Adoption of SFAS No. 158 —measurement date provision	—	—	(3)	—	—	(2)	(5)
Dividends to Cinergy Corp.	—	(46)	(89)	—	—	—	(135)
Balance at December 31, 2007	$762	$5,570	$227	$(32)	$—	$7	$6,534
Year Ended December 31, 2008
Balance at December 31, 2007	$762	$5,570	$227	$(32)	$—	$7	$6,534
Net income	—	—	354	—	—	—	354
Other comprehensive income
Cash flow hedges (d)	—	—	—	17	—	—	17
Pension and OPEB related adjustments to AOCI (f)	—	—	—	—	—	(35)	(35)

Total comprehensive income							336
Dividends to Cinergy Corp.	—	—	(200)	—	—	—	(200)
Balance at December 31, 2008	$762	$5,570	$381	$(15)	$—	$(28)	$6,670
Predecessor
Three Months Ended March 31, 2006
Balance at December 31, 2005	$762	$603	$657	$(14)	$(33)	$—	$1,975
Net income	—	—	116	—	—	—	116
Other comprehensive income
Minimum pension liability adjustment	—	—	—	—	1	—	1
Cash flow hedges	—	—	—	1	—	—	1

Total comprehensive income							118
Dividends to Cinergy Corp.	—	—	(102)	—	—	—	(102)
Balance at March 31, 2006	$762	$603	$671	$(13)	$(32)	$—	$1,991 (b)

(a)	Includes $39 (net of tax benefit of $24) related to deferred losses on terminated cash flow hedges included in Accumulated Other Comprehensive Income (Loss).
(b)	Difference in equity balances at March 31, 2006 and April 1, 2006 is due to the application of push-down accounting reflecting Duke Energy's merger with Cinergy (see Notes 1 and 3 to the Consolidated Financial Statements).
(c)	Excludes $50 reflected as regulatory assets.
(d)	Net of $10 tax expense in 2008, $3 tax expense in 2007 and $2 tax expense for the nine months ended December 31, 2006.
(e)	Net of $5 tax expense in 2007.
(f)	Net of $19 tax benefit in 2008.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2008, 2007 and 2006

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Ohio, Inc. (Duke Energy Ohio), an Ohio corporation organized in 1837, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through its wholly-owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky), in nearby areas of Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania through Duke Energy Ohio’s Commercial Power business segment operations, which are discussed further below. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. Except where separately noted, references to Duke Energy Ohio herein relate to the consolidated operations of Duke Energy Ohio, including Duke Energy Kentucky.

On April 3, 2006, Duke Energy Corporation (Old Duke Energy) and Cinergy merged into wholly-owned subsidiaries of Duke Energy Holding Corp. (Duke Energy HC), resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company LLC (subsequently renamed Duke Energy Carolinas, LLC effective October 1, 2006). As a result of the merger transactions, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of New Duke Energy, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. See Note 3 for additional information regarding the merger. Both Old Duke Energy and New Duke Energy are referred to as Duke Energy herein.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy Ohio and all majority-owned subsidiaries where Duke Energy Ohio has control, as well as Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio, Kentucky and Indiana.

Predecessor and Successor Reporting. In connection with the merger between Duke Energy and Cinergy, Duke Energy acquired all of the outstanding common stock of Cinergy. The merger was accounted for under the purchase method of accounting with Duke Energy treated as the acquirer for accounting purposes. As a result, the assets and liabilities of Cinergy were recorded at their respective fair values as of the merger consummation date. Purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006 (see Note 3). Except for an adjustment related to pension and other post-retirement benefit obligations, as mandated by the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” the accompanying consolidated financial statements do not reflect any adjustments related to Duke Energy Ohio’s regulated operations that were accounted for pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71) at the time of the merger, which are comprised of Duke Energy Ohio’s regulated transmission and distribution operations and Duke Energy Kentucky. Under the rate setting and recovery provisions currently in place for these regulated operations which provide revenues derived from cost, the fair values of the individual tangible and intangible assets and liabilities are considered to approximate their carrying values.

Duke Energy Ohio’s Consolidated Statements of Operations subsequent to the merger include amortization expense relating to purchase accounting adjustments and depreciation of fixed assets based upon their fair value as of the merger date. Therefore, the Duke Energy Ohio financial data prior to the merger will not generally be comparable to its financial data subsequent to the merger. See Note 3 for additional information.

Due to the impact of push-down accounting, the financial statements and certain note presentations separate Duke Energy Ohio’s presentations into two distinct periods, the period before the consummation of the merger (labeled “Predecessor”) and the period after that date (labeled “Successor”), to indicate the application of different bases of accounting between the periods presented.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States (U.S.), management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Reapplication of SFAS No. 71 to Portions of Generation in Ohio. Duke Energy Ohio’s generation operations within its Commercial Power business segment (see Note 2) include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native.

Prior to December 17, 2008, Duke Energy Ohio’s Commercial Power business segment did not apply the provisions of SFAS No. 71 due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As described further below, effective December 17, 2008, the Public Utilities Commission of Ohio (PUCO) approved Duke Energy Ohio’s Electric Security Plan (ESP), which resulted in the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations as of that date.

From January 1, 2005 through December 31, 2008, Duke Energy Ohio, including its Commercial Power business segment, had been operating under a rate stabilization plan (RSP), which was a market-based standard service offer. See “Cost-Based Regulation” section below for further information on the RSP and the market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that, upon the expiration of the RSP, there would be a move to full competitive markets. Accordingly, Duke Energy Ohio’s Commercial Power business segment did not apply the provisions of SFAS No. 71 to any of its generation operations prior to December 17, 2008. As discussed further in Note 4, in April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an ESP or a Market Rate Option (MRO). The MRO is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP, and with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The ESP became effective on January 1, 2009.

In connection with the approval of the ESP, Duke Energy Ohio reassessed the applicability of SFAS No. 71 to Commercial Power’s generation operations as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy Ohio determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load meet the criteria established by SFAS No. 71 for regulatory accounting treatment as SB 221 and Duke Energy Ohio’s approved ESP solidified the automatic recovery of certain costs of its generation serving native load within its Commercial Power business segment and increased the likelihood that Commercial Power’s operations will remain under a cost recovery model for certain costs for the foreseeable future.

Under the ESP, Duke Energy Ohio will bill for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of the automatic recovery of certain of these riders, which includes, but is not limited to, a fuel and purchased power (FPP) rider and certain portions of a cost of environmental compliance (AAC) rider. Accordingly, Duke Energy Ohio’s Commercial Power business segment began applying SFAS No. 71 to the corresponding RSP riders granting automatic recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow automatic cost recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the criteria of SFAS No. 71. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. Duke Energy Ohio will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its native load generation operations within its Commercial Power business segment.

Despite certain portions of the Ohio native load operations not being subject to the accounting provisions of SFAS No. 71, all of Duke Energy Ohio’s native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to herein as Duke Energy Ohio’s regulated operations.

Extraordinary item. The reapplication of SFAS No. 71 to certain portions of generation in Ohio on December 17, 2008, as discussed above, resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to mark-to-market losses previously recorded in earnings associated with open forward native load economic hedge contracts for fuel, purchased power and emission allowances, which the RSP and ESP allow to be recovered through a FPP rider. There were no other immediate income statement impacts on the date of reapplication of SFAS No. 71. A corresponding regulatory asset was established for the value of these contracts.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Funds Held in Trust. At December 31, 2008 and 2007, Duke Energy Ohio had approximately $10 million and $62 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust, primarily for the purpose of funding future environmental expenditures.

Inventory. Inventory consists primarily of coal held for electric generation, materials and supplies and natural gas held in storage for transmission and sales commitments, and is recorded primarily using the average cost method. Inventory related to Duke Energy Ohio’s regulated operations is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Inventory related to Duke Energy Ohio’s non-regulated operations is valued at the lower of cost or market.

Components of Inventory

	December 31,
	2008	2007
	(in millions)
Inventory
Fuel for use in electric generation	$89	$77
Materials and supplies	88	66
Gas held in storage	3	69

Total Inventory	$180	$212

Effective November 1, 2008, Duke Energy Ohio and Duke Energy Kentucky executed agreements with a third party to transfer title of natural gas inventory purchased by Duke Energy Ohio and Duke Energy Kentucky to the third party. Under the agreements, the gas inventory will be stored and managed for Duke Energy Ohio and Duke Energy Kentucky and will be delivered on demand. The gas storage agreements will expire on October 31, 2009, unless extended by the third party for an additional 12 months. As a result of the agreements, the combined natural gas inventory of approximately $81 million being held by a third party as of December 31, 2008 has been classified as Other within Current Assets on the Consolidated Balance Sheets. At December 31, 2008, this balance exceeded 5% of total current assets.

Cost-Based Regulation. Duke Energy Ohio accounts for certain of its regulated operations under the provisions of SFAS No. 71. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Ohio records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related costs in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy Ohio periodically evaluates the applicability of SFAS No. 71, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Ohio may have to reduce its asset balances to reflect a market basis less than cost and write off the associated regulatory assets and liabilities. For further information see Note 4.

In order to apply the accounting provisions of SFAS No. 71 and record regulatory assets and liabilities, the scope criteria in SFAS No. 71 must be met. Management makes significant judgments in determining whether the scope criteria of SFAS No. 71 are met for its operations, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs. If facts and circumstances change so that a portion of Duke Energy Ohio’s regulated operations meet all of the scope criteria set forth in SFAS No. 71 when such criteria had not been previously met, SFAS No. 71 would be reapplied to all or a separable portion of the operations. Such reapplication includes adjusting the balance sheet for amounts that meet the definition of a regulatory asset or regulatory liability of SFAS No. 71. Refer to the above section titled, “Reapplication of SFAS No. 71 to Portions of Generation in Ohio.”

From January 1, 2005 through December 31, 2008, Duke Energy Ohio operated under a RSP, a market-based standard service offer which was approved by the PUCO in November 2004, and which provided price certainty through December 31, 2008. See Note 4 for additional information. The RSP consisted of the following discrete charges:

•

Annually Adjusted Component—intended to provide cost recovery primarily for environmental compliance expenditures. This component was avoidable (or by-passable) for the first 25% of residential load and 50% of non-residential load to switch to an alternative electric service provider.

•	Infrastructure Maintenance Fund Charge—intended to compensate Duke Energy Ohio for committing its physical capacity. This charge was unavoidable (or non-by-passable).
•

System Reliability Tracker—intended to provide actual cost recovery for capacity purchases, purchased power, reserve capacity, and related market costs for purchases to meet capacity needs. This charge was non-by-passable for residential load and by-passable for non-residential load under certain circumstances.

•

Rate Stabilization Charge—intended to compensate Duke Energy Ohio for maintaining a fixed price through 2008. This charge was by-passable by the first 25% of residential load and 50% of non-residential load to switch.

•

Generation Prices and Fuel Recovery—A market price has been established for generation service. A component of the market price was a fuel cost recovery mechanism that was adjusted quarterly for fuel, emission allowances, and certain purchased power costs, that exceed the amount originally included in the rates frozen in the Duke Energy Ohio transition plan. These new prices were applied to non-residential customers beginning January 1, 2005 and to residential customers beginning January 1, 2006.

•

Transmission Cost Recovery—A transmission cost recovery mechanism was established beginning January 1, 2005 for non-residential customers and beginning January 1, 2006 for residential customers. The transmission cost recovery mechanism was designed to permit Duke Energy Ohio to recover certain Midwest Independent Transition System Operator, Inc. (Midwest ISO) charges, all Federal Energy Regulatory Commission (FERC) approved transmission costs, and all congestion costs allocable to retail ratepayers that are provided service by Duke Energy Ohio.

Energy Purchases and Fuel Costs. A cost tracking recovery mechanism is used to recover costs of retail fuel and emission allowances that exceed the amount originally included in the rates frozen in the Duke Energy Ohio transition plan. Also, Duke Energy Ohio began utilizing a tracking mechanism approved by the PUCO for the recovery of system reliability capacity costs related to certain specified purchases of power.

Accounting for Risk Management and Hedging Activities and Financial Instruments. Duke Energy Ohio may use a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate risk management activities, including swaps, futures, forwards and options. All derivative instruments not designated and qualifying for the normal purchases and normal sales exception under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), are recorded on the Consolidated Balance Sheets at their fair value. Cash inflows and outflows related to derivative instruments, except those that contain financing elements and those related to other investing activities, are presented as a component of operating cash flows in the accompanying Consolidated Statements of Cash Flows. Cash inflows and outflows related to derivative instruments containing financing elements are presented as a component of financing cash flows in the accompanying Consolidated Statements of Cash Flows while cash inflows and outflows from derivatives related to investing activities are presented as a component of investing cash flows in the accompanying Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio has designated all energy commodity derivatives as non-trading subsequent to the October 2006 sale of Cinergy Marketing and Trading, LP, and Cinergy Canada, Inc. (collectively CMT), which is discussed further in Note 14. Gains and losses for all derivative contracts that do not represent physical delivery contracts are reported on a net basis in the Consolidated Statements of Operations. For each of Duke Energy Ohio’s physical delivery contracts that are derivatives, the accounting model and presentation of gains and losses, or revenue and expense in the Consolidated Statements of Operations is shown below.

Classification of Contract	Duke Energy Ohio Accounting Model	Presentation of Gains & Losses or Revenue & Expense
Trading derivatives	Mark-to-market(a)	Net basis in Non-regulated electric and other

Non-trading derivatives:

Cash flow hedge	Accrual(b)	Gross basis in the same Statement of Operations category as the related hedged item

Fair value hedge	Accrual(b)	Gross basis in the same Statement of Operations category as the related hedged item

Normal purchase or sale	Accrual(b)	Gross basis upon settlement in the corresponding Statement of Operations category based on commodity type

Undesignated	Mark-to-market(a)	Net basis in the related Statement of Operations category for interest rate and commodity derivatives in the non-regulated business. For derivatives related to the regulated business, gains and losses are deferred as regulatory liabilities and assets, respectively.

(a)	An accounting term used by Duke Energy Ohio to refer to derivative contracts for which an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is generally recognized in the Consolidated Statements of Operations for the non-regulated business and the Consolidated Balance Sheets within regulatory assets or regulatory liabilities for the regulated business. This term is applied to trading and undesignated non-trading derivative contracts. As this term is not explicitly defined within GAAP, Duke Energy Ohio’s application of this term could differ from that of other companies.
(b)	An accounting term used by Duke Energy Ohio to refer to contracts for which there is generally no recognition in the Consolidated Statements of Operations for any changes in fair value until the service is provided, the associated delivery period occurs or there is hedge ineffectiveness. As discussed further below, this term is applied to derivative contracts that are accounted for as cash flow hedges, fair value hedges, and normal purchases or sales, as well as to non-derivative contracts used for commodity risk management purposes. As this term is not explicitly defined within GAAP, Duke Energy Ohio’s application of this term could differ from that of other companies.

On January 1, 2008, Duke Energy Ohio adopted FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No. (FIN) 39, Offsetting of Amounts Related to Certain Contracts” (FSP No. FIN 39-1). In accordance with FSP No. FIN 39-1, Duke Energy Ohio offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Prior to the adoption of FSP No. FIN 39-1, Duke Energy Ohio offset the fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement in accordance with FIN 39, “Offsetting of Amounts Related to Certain Contracts,” but presented cash collateral on a gross basis within the Consolidated Balance Sheets. At December 31, 2008 and 2007, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of approximately $85 million and $5 million, respectively, and had payables related to obligations to return cash collateral of an insignificant amount at each balance sheet date that have been offset against net derivative positions in the Consolidated Balance Sheets. Additionally, Duke Energy Ohio had cash collateral receivables of approximately $53 million and $15 million under master netting arrangements that have not been offset against net derivative positions at December 31, 2008 and 2007, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Ohio had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at December 31, 2008 and December 31, 2007.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income as Accumulated Other Comprehensive Income (Loss) (AOCI) until earnings are affected by the hedged item. Duke Energy Ohio discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur. When hedge accounting is discontinued because the derivative no longer qualifies as an effective hedge, the derivative is subject to the Mark-to-Market model of accounting (MTM Model) prospectively. Gains and losses related to discontinued hedges that were previously accumulated in AOCI will remain in AOCI until the underlying contract is reflected in earnings, unless it is probable that the hedged forecasted transaction will not occur, at which time associated deferred amounts in AOCI are immediately recognized in earnings.

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

Normal Purchases and Normal Sales (NPNS). On a limited basis, Duke Energy Ohio applies the NPNS exception to certain contracts. If contracts cease to meet this exception, the fair value of the contracts is recognized on the Consolidated Balance Sheets and the contracts are accounted for prospectively using the MTM Model unless immediately designated as a cash flow or fair value hedge.

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

Duke Energy Ohio primarily uses a discounted cash flow analysis to determine fair value. Key assumptions in the determination of fair value include the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs. In estimating cash flows, Duke Energy Ohio incorporates expected growth rates, regulatory stability and ability to renew contracts as well as other factors into its revenue and expense forecasts. See Note 10 for further information.

Property, Plant and Equipment. As discussed under “Predecessor and Successor Reporting” above, recorded balances for property, plant and equipment existing as of April 3, 2006 were adjusted to reflect fair values as of that date. Due to rate-setting and recovery provisions currently in place for regulated operations, the fair values of property plant and equipment of the regulated operations were considered to approximate their carrying values as of the date of Duke Energy’s merger with Cinergy. Accumulated depreciation was not reset to zero as of the merger date for the regulated property, plant and equipment due primarily to regulatory reporting implications. Unregulated property, plant and equipment were recorded at respective fair values and accumulated deprecation was reset to zero as of the merger date. Otherwise, property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy Ohio capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Allowance for Funds Used During Construction (AFUDC),” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the composite straight-line method. The composite weighted-average depreciation rates were 2.6% for 2008, 2.6% for 2007

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

and 2.7% for 2006. Depreciation studies are conducted periodically to update the composite rates and are approved by the PUCO and the Kentucky Public Service Commission (KPSC).

When Duke Energy Ohio retires its regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

See Note 15 for further information on the components and estimated useful lives of Duke Energy Ohio’s property, plant and equipment balance.

Asset Retirement Obligations. Duke Energy Ohio recognizes asset retirement obligations in accordance with SFAS No. 143, “Accounting For Asset Retirement Obligations” (SFAS No. 143), for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset and FIN No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47), for conditional asset retirement obligations. The term conditional asset retirement obligation as used in SFAS No. 143 and FIN 47 refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Both SFAS No. 143 and FIN 47 require that the present value of the projected liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset. See Note 7 for further information regarding Duke Energy Ohio’s asset retirement obligations.

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

Duke Energy Ohio uses the criteria in SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144), to determine when an asset is classified as “held for sale.” Upon classification as “held for sale,” the long-lived asset or asset group is measured at the lower of its carrying amount or fair value less cost to sell, depreciation is ceased and the asset or asset group is separately presented on the Consolidated Balance Sheets. When an asset or asset group meets the SFAS No. 144 criteria for classification as held for sale within the Consolidated Balance Sheets, Duke Energy Ohio does not retrospectively adjust prior period balance sheets to conform to current year presentation.

Duke Energy Ohio uses the criteria in SFAS No. 144 and Emerging Issues Task Force (EITF) Issue No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” (EITF 03-13), to determine whether components of Duke Energy Ohio that are being disposed of, are classified as held for sale or have been wound down are required to be reported as discontinued operations in the Consolidated Statements of Operations. To qualify as a discontinued operation under SFAS No. 144, the component being disposed of must have clearly distinguishable operations and cash flows. Additionally, pursuant to EITF 03-13, Duke Energy Ohio must not have significant continuing involvement in the operations after the disposal (i.e., Duke Energy Ohio must not have the ability to influence the operating or financial policies of the disposed component) and cash flows of the operations being disposed of must have been eliminated from Duke Energy Ohio’s ongoing operations (i.e., Duke Energy Ohio does not

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

expect to generate significant direct cash flows from activities involving the disposed component after the disposal transaction is completed). Assuming both preceding conditions are met, the related results of operations for the current and prior periods, including any related impairments, are reflected within discontinued operations, net of tax, in the Consolidated Statements of Operations. If an asset held for sale does not meet the requirements for discontinued operations classification, any impairments and gains or losses on sales are recorded as a component of continuing operations in the Consolidated Statements of Operations. Impairments for all other long-lived assets are recorded in Operating Expenses in the Consolidated Statements of Operations.

Unamortized Debt Premium, Discount and Expense. Premiums, discounts and expenses incurred with the issuance of outstanding long-term debt are amortized over the terms of the debt issues. Any call premiums or unamortized expenses associated with refinancing higher-cost debt obligations to finance regulated assets and operations are amortized consistent with regulatory treatment of those items, where appropriate. The amortization expense is recorded as a component of interest expense in the Consolidated Statements of Operations and is reflected as Depreciation and amortization within Net cash provided by operating activities on the Consolidated Statements of Cash Flows.

Loss Contingencies. Duke Energy Ohio is involved in certain legal and environmental matters that arise in the normal course of business. Loss contingencies are accounted for under SFAS No. 5, “Accounting for Contingencies” (SFAS No. 5). Under SFAS No. 5, contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy Ohio records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred. See Note 18 for further information.

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

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled revenues are estimated by applying an average revenue per kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. The amount of unbilled revenues can vary significantly from period to period as a result of factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are included in Receivables on the Consolidated Balance Sheets, primarily relate to wholesale sales at Commercial Power and were approximately $40 million and $38 million, at December 31, 2008 and 2007, respectively. Additionally, receivables for unbilled revenues of approximately $149 million and $145 million at December 31, 2008 and 2007, respectively, related to retail accounts receivable at Duke Energy Ohio and Duke Energy Kentucky are included in the sales of accounts receivable to Cinergy Receivables Company, LLC (Cinergy Receivables). See Note 13 for additional information.

Fuel Cost Deferrals. Fuel expense includes fuel costs or other recoveries that are deferred through fuel clauses established by Duke Energy Ohio’s regulators. These clauses allow Duke Energy Ohio to recover fuel costs, fuel-related costs and portions of purchased power costs through surcharges on customer rates. These deferred fuel costs are recognized in revenues and fuel expenses as they are billable to customers.

AFUDC. In accordance with regulatory treatment, Duke Energy Ohio records AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of Property, Plant and Equipment, with an offsetting credit to Other Income and Expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, Duke Energy Ohio is permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense. The total amount of AFUDC included in the Consolidated Statements of Operations was $26 million in 2008, which consisted of an after-tax equity component of $7 million and a before-tax interest expense component of $19 million. The total amount of AFUDC included in the Consolidated Statements of Operations was $34 million in 2007, which consisted of an after-tax equity component of $4 million and a before-tax interest expense component of $30 million. The total amount of AFUDC included in the Consolidated Statements of Operations for the nine months ended December 31, 2006 was $16 million, which consisted of an after-tax

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

equity component of $2 million and a before-tax interest expense component of $14 million. The total amount of AFUDC included in the Consolidated Statements of Operations for the three months ended March 31, 2006 was $4 million, which consisted of an after-tax equity component of $1 million and a before-tax interest expense component of $3 million.

AFUDC equity is recorded in the Consolidated Statements of Operations on an after-tax basis and is a permanent difference item for income tax purposes (i.e., a permanent difference between financial statement and income tax reporting), thus reducing Duke Energy Ohio’s income tax expense and effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances may also be bought and sold via third party transactions or consumed as the emissions are generated. Allowances allocated to or acquired by Duke Energy Ohio are held primarily for consumption. Duke Energy Ohio records emission allowances as Intangibles, net on its Consolidated Balance Sheets and recognizes the allowances in earnings as they are consumed or sold. Gains or losses on sales of emission allowances for non-regulated businesses are presented on a net basis in Gains (Losses) on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. For regulated businesses that provide for direct recovery of emission allowances, any gain or loss on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power—Regulated in the Consolidated Statements of Operations. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows. See Note 11 for discussion regarding the impairment of the carrying value of certain emission allowances in 2008.

Income Taxes. As a result of Duke Energy’s merger with Cinergy, Duke Energy Ohio entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Ohio would incur if Duke Energy Ohio were a separate company filing its own federal tax return as a C-Corporation. The current tax sharing agreement Duke Energy Ohio has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Ohio and Cinergy prior to the merger. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits have been deferred and are being amortized over the estimated useful lives of the related properties in Duke Energy Ohio’s regulated operations.

Management evaluates and records uncertain tax positions in accordance with FIN 48, “Accounting For Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (FIN 48), which was adopted by Duke Energy Ohio on January 1, 2007. Duke Energy Ohio records tax benefits for uncertain positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. In accordance with FIN 48, Duke Energy Ohio records the largest amount of the uncertain tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) Duke Energy Ohio does not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. See Note 6 for further information.

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

Successor(a)			Predecessor(a)
Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
(in millions)
$121	$119	$77	$38

(a)	See “Predecessor and Successor Reporting” section above for additional information on Predecessor and Successor reporting.

Segment Reporting. SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information” (SFAS No. 131), establishes standards for a public company to report financial and descriptive information about its reportable operating segments in annual and interim financial reports. Operating segments are components of an enterprise about which separate financial information is available and evaluated regularly by the chief operating decision maker in deciding how to allocate resources and evaluate performance. Two or more operating segments may be aggregated into a single reportable segment provided aggregation is consistent with the objective and basic principles of SFAS No. 131, if the segments have similar economic characteristics, and the segments are considered similar under criteria provided by SFAS No. 131. There is no aggregation within Duke Energy Ohio’s reportable business segments. SFAS No. 131 also establishes standards and related disclosures about the way the operating segments were determined, including products and services, geographic areas and major customers, differences between the measurements used in reporting segment information and those used in the general-purpose financial statements, and changes in the measurement of segment amounts from period to period. The description of Duke Energy Ohio’s reportable segments, consistent with how business results are reported internally to management and the disclosure of segment information in accordance with SFAS No. 131, are presented in Note 2.

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

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Ohio during the year ended December 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 157, “Fair Value Measurements” (SFAS No. 157). Refer to Note 9 for a discussion of Duke Energy Ohio’s adoption of SFAS No. 157.

SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- including an amendment of FASB Statement No. 115” (SFAS No. 159). Refer to Note 9 for a discussion of Duke Energy Ohio’s adoption of SFAS No. 159.

FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No 39, Offsetting of Amounts Related to Certain Contracts” (FSP No. FIN 39-1). Refer to “Accounting for Risk Management and Hedging Activities and Financial Instruments” above for a discussion of Duke Energy Ohio’s adoption of FSP No. FIN 39-1.

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

SFAS No. 158, “Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (SFAS No. 158). In October 2006, the FASB issued SFAS No. 158, which changes the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other post-retirement plans. The recognition and disclosure provisions require an employer to (1) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (2) recognize as a component of other comprehensive loss, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (3) disclose in the notes to financial statements certain additional information. SFAS No. 158 does not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Ohio recognized the funded status of its defined benefit pension and other post-retirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of SFAS No. 158 recognition and disclosure provisions resulted in an increase in total assets of approximately $33 million (consisting of an increase in regulatory assets of $31 million and an increase in deferred tax assets of $2 million), an increase in total liabilities of approximately $35 million and a decrease in AOCI, net of tax, of approximately $2 million as of December 31, 2006. The adoption of SFAS No. 158 did not have a material impact on Duke Energy Ohio’s consolidated results of operations or cash flows.

Under the measurement date requirements of SFAS No. 158, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Ohio has measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Ohio adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of SFAS No. 158. Net periodic benefit cost of approximately $3 million for the three-month period between September 30, 2006 and December 31, 2006 was recognized, net of tax, as a separate adjustment of retained earnings as of January 1, 2007. Additionally, in the first quarter of 2007, the changes in plan assets and plan obligations between the September 30, 2006 and December 31, 2006 measurement dates not related to net periodic benefit cost was required to be recognized, net of tax, as a separate adjustment of the opening balance of AOCI and regulatory assets. This adjustment was not material. During the second quarter of 2007, Duke Energy Ohio completed these calculations. The finalization of these actuarial calculations resulted in a $2 million adjustment to AOCI and an insignificant adjustment to regulatory assets.

FIN 48. In July 2006, the FASB issued FIN 48, which provides guidance on accounting for income tax positions about which Duke Energy Ohio has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Ohio’s financial statements. FIN 48 prescribes the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Ohio adopted FIN 48 effective January 1, 2007. See Note 6 for additional information.

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of December 31, 2008:

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141(R)). In December 2007, the FASB issued SFAS No. 141(R), which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141(R) retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Ohio, SFAS No. 141(R) must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Ohio of applying SFAS No. 141(R) for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141(R). SFAS No. 141(R) changes the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Subsequent to the effective date of SFAS No. 141(R), the resolution of tax contingencies relating to Cinergy that existed as of the date of the merger will be required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these reportable business segments in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Ohio’s defined business segments.

Franchised Electric and Gas generates, transmits, distributes and sells electricity in southwestern Ohio and northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and Duke Energy Kentucky. These electric and gas operations are subject to the rules and regulations of the FERC, the PUCO and the KPSC. Substantially all of Franchised Electric and Gas’ operations are regulated and, accordingly, these operations are accounted for under the provisions of SFAS No. 71.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s asset portfolio comprises approximately 7,550 net megawatts (MW) and its generation assets consist of a diversified fuel mix with baseload and mid-merit coal-fired units, as well as combined cycle and peaking natural gas-fired units. Commercial Power’s portfolio includes the five Midwestern gas-fired generation assets that were transferred from Duke Energy in 2006. Most of the generation asset output in Ohio has been contracted through the RSP, which expired on December 31, 2008 (see Note 4). Effective January 1, 2009, Commercial Power began operating under an ESP, which expires on December 31, 2011. As a result of the approval of the ESP, certain of Commercial Power’s operations reapplied the provisions of SFAS No. 71 effective December 17, 2008. See Notes 1 and 4 for a discussion of the reapplication of the provisions of SFAS No. 71 to certain of Commercial Power’s operations, as well as for further discussion related to the RSP and ESP.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 12).

Duke Energy Ohio’s reportable business segments offer different products and services or operate under different competitive environments and are managed separately as business units. Accounting policies for Duke Energy Ohio’s segments are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes.

Cash, cash equivalents and short-term investments, if any, are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segments’ EBIT. Transactions between reportable business segments, if any, are accounted for on the same basis as revenues and expenses in the accompanying Consolidated Financial Statements.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital Expenditures	Segment Assets(b)(d)
	(in millions)
Successor(c)
Year Ended December 31, 2008
Franchised Electric and Gas	$1,778	$—	$1,778	$291	$243	$305	$5,857
Commercial Power	1,646	—	1,646	301	166	260	6,249
Total reportable segments	3,424	—	3,424	592	409	565	12,106
Other	—	—	—	(67)	—	—	17
Eliminations and reclassifications	—	—	—	—	—	—	(34)
Interest expense	—	—	—	(94)	—	—	—
Interest income and other	—	—	—	27	—	—	—
Total consolidated	$3,424	$—	$3,424	$458	$409	$565	$12,089

Successor(c)
Year Ended December 31, 2007
Franchised Electric and Gas	$1,707	$—	$1,707	$257	$228	$275	$5,530
Commercial Power	1,748	—	1,748	304	164	318	6,147
Total reportable segments	3,455	—	3,455	561	392	593	11,677
Other	—	—	—	(75)	—	—	—
Eliminations and reclassifications	—	—	—	—	—	—	—
Interest expense	—	—	—	(100)	—	—	—
Interest income and other	—	—	—	29	—	—	—
Total consolidated	$3,455	$—	$3,455	$415	$392	$593	$11,677

Successor(c)
Nine Months Ended December 31, 2006
Franchised Electric and Gas	$1,027	$—	$1,027	$130	$160	$198	$5,381
Commercial Power	1,234	1	1,235	93	120	193	6,349
Total reportable segments	2,261	1	2,262	223	280	391	11,730
Other	—	—	—	(56)	—	—	—
Eliminations and reclassifications	—	(1)	(1)	—	—	—	—
Interest expense	—	—	—	(81)	—	—	—
Interest income and other	—	—	—	16	—	—	—
Total consolidated	$2,261	$—	$2,261	$102	$280	$391	$11,730

Predecessor(c)
Three Months Ended March 31, 2006
Franchised Electric and Gas	$543	$—	$543	$80	$50	$75
Commercial Power	420	1	421	166	18	60
Total reportable segments	963	1	964	246	68	135
Other	—	—	—	(39)	—	—
Eliminations and reclassifications	—	(1)	(1)	—	—	—
Interest expense	—	—	—	(30)	—	—
Interest income and other	—	—	—	9	—	—
Total consolidated	$963	$—	$963	$186	$68	$135

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Segment assets at December 31, 2006 include assets held for sale.
(c)	See Note 1 for additional information on Predecessor and Successor reporting.
(d)	Amounts include goodwill recorded as of December 31, 2008 and December 31, 2007 resulting from Duke Energy’s merger with Cinergy in the amount of $2,360 million and $2,325 million, respectively. Franchised Electric and Gas’ allocated amount as of December 31, 2008 and December 31, 2007 was $1,154 million and $1,137 million, respectively. Commercial Power’s allocated amount as of December 31, 2008 and December 31, 2007 was $1,206 million and $1,188 million, respectively.

All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

3. Merger, Transfer of Generating Assets and Sales of Other Assets

Acquisitions. Duke Energy Ohio consolidates assets and liabilities from acquisitions as of the purchase date, and includes earnings from acquisitions in consolidated earnings after the purchase date. Assets acquired and liabilities assumed are recorded at estimated fair values on the date of acquisition. The purchase price minus the estimated fair value of the acquired assets and liabilities meeting the definition of a business as defined in EITF Issue No. 98-3, “Determining Whether a Nonmonetary Transaction Involves Receipt of Productive Assets or of a Business” (EITF 98-3), is recorded as goodwill. The allocation of the purchase price may be adjusted if additional, requested information is received during the allocation period, which generally does not exceed one year from the consummation date, however, it may be longer for certain income tax items. As discussed in Note 1, effective January 1, 2009, Duke Energy Ohio adopted SFAS No. 141(R) and will apply the provisions of this standard to any future acquisitions.

Cinergy Merger. On April 3, 2006, the merger between Duke Energy and Cinergy was consummated (see Note 1 for additional information on the merger, purchase accounting and Predecessor and Successor reporting). For accounting purposes, the effective date of the merger was April 1, 2006. The merger combined the Duke Energy and Cinergy regulated franchises as well as deregulated generation in the Midwestern United States.

Based on the market price of Duke Energy common stock during the period, including the two trading days before, through the two trading days after, May 9, 2005, the date Duke Energy and Cinergy announced the merger, the transaction was valued at approximately $9,115 million and resulted in goodwill recorded at Duke Energy Ohio at the time of the merger of approximately $2,348 million.

As discussed in Note 1, purchase accounting impacts, including goodwill recognition, have been “pushed down” to Duke Energy Ohio, resulting in the assets and liabilities of Duke Energy Ohio being recorded at their respective fair values as of April 3, 2006. The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the merger with Duke Energy had occurred at the beginning of 2006:

Unaudited Consolidated Pro Forma Results (Predecessor)

Three Months Ended March 31, 2006
(in millions)
Operating revenues	$966
Income from continuing operations	88
Net income	86
Earnings available for common stockholder	86

Pro forma results for the nine months ended December 31, 2006 are not presented since the merger occurred at the beginning of such period. Additionally, pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of Cinergy’s merger with Duke Energy.

Prior to consummation of the merger, certain regulatory approvals were received from the state utility commissions and the FERC. See Note 4 for a discussion of the regulatory impacts of the merger.

Transfer of Certain Duke Energy Generating Assets to Duke Energy Ohio. In April 2006, Duke Energy contributed to Duke Energy Ohio its ownership interest in five plants, representing a mix of combined cycle and peaking plants, with a combined capacity of 3,600 MW. The transaction was effective in April 2006 and was accounted for at Duke Energy’s net book value for these assets. The entities holding these generating plants, which were indirect subsidiaries of Duke Energy, were first distributed to Duke Energy, which then contributed them to Cinergy which, in turn, contributed them to Duke Energy Ohio. In the final step, the entities were then merged into Duke Energy Ohio.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The following unaudited consolidated pro forma financial results for Duke Energy Ohio are presented as if the contribution of the Duke Energy generating assets to Duke Energy Ohio had occurred at the beginning of the periods presented:

Unaudited Consolidated Pro Forma Results (Predecessor)

Three Months Ended March 31, 2006
(in millions)
Operating revenues	$971
Income from continuing operations	106
Net income	104
Earnings available for common stockholder	104

These pro forma results do not include any significant transactions completed by Duke Energy Ohio other than the impact of the transfer of the ownership interest in the five plants as discussed above. As part of this transaction, Duke Energy agreed to reimburse Duke Energy Ohio, on a quarterly basis, through April 2016 in the event of certain cash shortfalls related to the performance of the five plants. Based on the assessment of the performance of the five plants on a quarterly basis during 2008 and 2007, Duke Energy Ohio did not incur any qualifying shortfalls related to the performance of the five plants and thus no cash reimbursement was required from Duke Energy. During the third quarter of 2006, Duke Energy reimbursed Duke Energy Ohio $1.9 million for certain cash shortfalls that occurred during the second quarter of 2006. However, as a result of the calculation pertaining to the third quarter 2006 performance of the five plants, the $1.9 million received by Duke Energy Ohio from Duke Energy was returned to Duke Energy during the fourth quarter of 2006. Duke Energy Ohio accounts for any payments from or return of payments to Duke Energy in Common Stockholder’s Equity as an adjustment to Additional paid-in capital.

Other Asset Sales. For the year ended December 31, 2008, the sale of other assets resulted in approximately $77 million in proceeds and net pre-tax gains of approximately $59 million, which is recorded in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. These gains primarily relate to Commercial Power’s sales of zero cost basis emission allowances.

For the year ended December 31, 2007 and the nine months ended December 31, 2006, the sale of other assets resulted in proceeds of approximately $29 million and $138 million, respectively, and net pre-tax losses of approximately $8 million and $28 million, respectively, recorded in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. These losses primarily relate to Commercial Power’s sales of emission allowances that were written up to fair value in purchase accounting in connection with Duke Energy’s merger with Cinergy in April 2006.

See Note 14 for dispositions related to discontinued operations.

For the three months ended March 31, 2006, the sale of other assets resulted in approximately $105 million in proceeds and net pre-tax gains of approximately $26 million recorded in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. These gains primarily relate to Commercial Power’s sales of emission allowances.

4. Regulatory Matters

Regulatory Assets and Liabilities. Substantially all of Franchised Electric and Gas’ operations and certain portions of Commercial Power’s operations apply the provisions of SFAS No. 71. Accordingly, these businesses record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio’s Regulatory Assets and Liabilities:

	As of December 31,		Recovery/Refund Period Ends
	2008	2007
	(in millions)
Regulatory Assets(a)
Regulatory Transition Charges (RTC)(d)(e)	$138	$239	2011
Accrued pension and post-retirement(e)	191	120	(b	)
Net regulatory asset related to income taxes	103	90	(	i)
Capital-related distribution costs(e)	15	22	(m	)
Unamortized costs of reacquiring debt (f)	10	11	2025
Vacation accrual(g)	12	10	2009
Deferred operating expense(e)(c)	8	7	2067
Hedge costs and other deferrals(h)(n)	106	5	2009
Storm cost deferrals(e)	36	—	(b	)
Other(h)	15	9	(b	)

Total Regulatory Assets	$634	$513

Regulatory Liabilities(a)
Removal costs(c)(k)	$189	$181	(j	)
Accrued pension and post-retirement(k)	—	27	(b	)
Over-recovery of fuel costs(l)	36	1	2009
Other(l)	29	7	(b	)

Total Regulatory Liabilities	$254	$216

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Recovery/Refund period currently unknown.
(c)	Included in rate base.
(d)	The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the PUCO approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a RTC designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001.
(e)	Included in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(f)	Included in Deferred Debt Expense on the Consolidated Balance Sheets.
(g)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(h)	Included in Other within Current Assets and Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheet.
(i)	Recovery/refund is over the life of the associated asset or liability.
(j)	Liability is extinguished over the lives of the associated assets.
(k)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(l)	Included in Accounts Payable or Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(m)	Recovered via revenue rider.
(n)	Approximately $95 million of the balance at December 31, 2008 relates to mark-to-market deferrals associated with open hedge positions at Commercial Power as a result of the reapplication of SFAS No. 71.

Regulatory Merger Approvals. On April 3, 2006, the merger between Duke Energy and Cinergy was consummated to create a newly-formed company, Duke Energy Holding Corp. (subsequently renamed Duke Energy Corporation). As a condition to the merger approval, the PUCO and the Kentucky Public Service Commission (KPSC) required that certain merger related savings be shared with consumers in Ohio and Kentucky, respectively. The commissions also required Duke Energy Ohio and Duke Energy Kentucky to meet additional conditions. Key elements of these conditions include:

•

The PUCO required that Duke Energy Ohio provide (i) a rate reduction of approximately $15 million for one year to facilitate economic development in a time of increasing rates and market prices and (ii) a reduction of approximately $21 million to its gas and electric consumers in Ohio for one year, with both credits beginning January 1, 2006. During the first quarter of 2007, Duke Energy Ohio completed its merger related rate reductions and filed a report with the PUCO to terminate the merger credit riders. Approximately $2 million and $34 million of the rate reductions was passed through to customers during the year ended December 31, 2007 and 2006, respectively.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

•

The KPSC required that Duke Energy Kentucky provide $8 million in rate reductions to its customers over five years, ending when new rates are established in the next rate case after January 1, 2008. Approximately $2 million of the rate reduction was passed through to customers during the years ended December 31, 2008, 2007 and 2006, respectively.

•	The FERC approved the merger without conditions.

Restrictions on the Ability of Duke Energy Ohio to Make Dividends, Advances and Loans to Duke Energy Corporation. As discussed above, on April 3, 2006, the merger between Duke Energy and Cinergy was consummated. As a condition of the merger approval the state utility commissions imposed conditions (the Merger Conditions) on the ability of Duke Energy Ohio and Duke Energy Kentucky to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Pursuant to the Merger Conditions, Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO and Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35% equity in its capital structure. At December 31, 2008, Duke Energy Ohio had restricted net assets of approximately $6.3 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned Merger Conditions.

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

Duke Energy Ohio Electric Rate Filings. Duke Energy Ohio operated under a RSP, a market-based standard service approved by the PUCO in November 2004, from January 1, 2005 through December 31, 2008. In March 2005, the Office of the Ohio Consumers’ Counsel (OCC) appealed the PUCO’s approval of the RSP to the Supreme Court of Ohio which issued its decision in November 2006. It upheld the RSP in virtually every respect but remanded to the PUCO on two issues. The Supreme Court of Ohio ordered the PUCO to support a certain portion of its order with reasoning and record evidence and to require Duke Energy Ohio to disclose certain confidential commercial agreements with other parties previously requested by the OCC. Duke Energy Ohio has complied with the disclosure order.

In October 2007, the PUCO issued its ruling affirming the RSP, with certain modifications, and maintained the then current price. The ruling provided for continuation of the existing rate components, including the recovery of costs related to new pollution control equipment and capacity costs associated with power purchase contracts to meet customer demand, but provided customers an enhanced opportunity to avoid certain pricing components if they are served by a competitive supplier. The ruling also attempted to modify the statutory requirement that Duke Energy Ohio transfer its generating assets to an exempt wholesale generator (EWG) and ordered Duke Energy Ohio to retain ownership for the remainder of the RSP period. The ruling also incorrectly implied that Duke Energy Ohio’s non-residential RTC will terminate at the end of 2008. On November 23, 2007, Duke Energy Ohio filed an application for rehearing on the portions of the PUCO’s ruling relating to whether certain pricing components may be avoided by customers, the right to transfer generating assets, and the termination date of the RTC. On December 19, 2007, the PUCO issued its Entry on Rehearing granting in part and denying in part Duke Energy Ohio’s Application for Rehearing. Among other things, the PUCO modified and clarified the applicability of various rate riders during customer shopping situations. It also clarified that the residential RTC terminates at the end of 2008 and that the non-residential RTC terminates at the end of 2010 and agreed to give further consideration to whether Duke Energy Ohio may transfer its generating assets to an EWG.

On February 15, 2008, Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court challenging a portion of the PUCO’s decision on remand regarding Duke Energy Ohio’s RSP. The October 2007 order permits non-residential customers to avoid certain charges associated with the costs of Duke Energy Ohio standing ready to serve such customers if they return after being served by another supplier. Duke Energy Ohio believes the PUCO exceeded its authority in modifying the charges that may be avoided, resulting in Duke Energy Ohio having to subsidize Ohio’s competitive electric market. Duke Energy Ohio asked the Ohio Supreme Court to reverse the PUCO ruling and require that non-residential customers pay the charges associated with Duke Energy Ohio standing ready to serve them should they return from a competitive supplier. On March 28, 2008, Duke Energy Ohio voluntarily withdrew its appeal. The OCC filed a notice of appeal challenging the PUCO’s October 2007 decision as unlawful and unreasonable. The OCC and Ohio Partners for Affordable Energy (OPAE) also filed appeals from the PUCO’s November 20, 2007 order approving Duke Energy Ohio’s RSP riders. Duke Energy

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Ohio intervened in each appeal. Pending the Ohio Supreme Court’s consideration of its initial appeal, the OCC requested that the PUCO stay implementation of the Infrastructure Maintenance Fund charge to be collected from customers approved in the October 2007 order. The Commission denied the OCC’s request and the OCC filed a similar request with the Ohio Supreme Court. On July 9, 2008, the court denied the OCC’s request to stay implementation of the Infrastructure Maintenance Fund. On April 30, 2008, the Ohio Supreme Court granted Duke Energy Ohio’s motion to intervene in the OCC’s appeal. Oral arguments were conducted on November 18, 2008. On January 2, 2009, the PUCO filed a motion to dismiss the action as moot. The PUCO argued that the rates at issue in this matter expired on January 1, 2009, with the implementation of Duke Energy Ohio’s ESP. On February 19, 2009, the Ohio Supreme Court issued its decision on OCC’s appeal. The Ohio Supreme Court granted the PUCO’s motion to dismiss ruling that because the challenged rate structure is no longer in effect, it can neither order lower prospective rates nor order a refund.

New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an ESP, which would allow for pricing structures similar to the current RSP. Electric utilities are required to file an ESP and may also file an application for a market rate option (MRO) at the same time. The MRO is a price determined through a competitive bidding process. If a MRO price is approved, the utility would blend in the RSP or ESP price with the MRO price over a six- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of a utility’s load by 2025. The utility’s earnings under the ESP can be subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an EWG absent PUCO approval.

On July 31, 2008, Duke Energy Ohio filed a new generation pricing formula to be effective January 1, 2009, when the current RSP expired. Among other things, the plan provides pricing mechanisms for compensation related to the advanced energy, renewables and energy efficiency portfolio standards established by SB 221.

On October 27, 2008, Duke Energy Ohio filed a Stipulation and Recommendation (Stipulation) for consideration by the PUCO regarding Duke Energy Ohio’s July 31, 2008 ESP filing. The Stipulation reflects agreement on all but two issues in this proceeding and was filed with the support of most of the parties to this proceeding. In addition to the Stipulation, the ability for residential governmental aggregation customers to avoid certain charges and to receive a shopping credit will be presented to the PUCO for a ruling. Parties to this proceeding who do not support the Stipulation were free to litigate any, or all, issues.

The Stipulation agrees to a net increase in base generation revenues of approximately $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including termination of the residential and non-residential RTC. Such amounts result in a residential net rate increase of 2% in 2009 and in 2010, and a non-residential net rate increase of 2% in 2009, 2010 and 2011. The Stipulation also allows the recovery of expenditures incurred to deploy SmartGrid infrastructure modernization technology on the distribution system. The recovery of such expenditures, net of savings, is subject to an annual residential revenue cap. Further, the Stipulation allows for the implementation of a new energy efficiency compensation model, referred to as Save-A-Watt, to achieve the energy efficiency mandate pursuant to the recent electric energy legislation. The criteria customers must meet to be exempt from Duke Energy Ohio’s program will also presented to the PUCO for a ruling in this case. Also, under the Stipulation, Duke Energy Ohio may defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station and amortize such costs over a three-year period.

The ESP hearing occurred on November 10, 2008. On December 17, 2008, the PUCO issued its finding and order resolving the two litigated issues and adopting a modified Stipulation. Specifically, the PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges. Applications for rehearing of the PUCO’s decision have been filed by environmental groups and a residential customer advocate group. On February 11, 2009 the PUCO issued an Entry denying the rehearing requests.

As discussed further below within “Commercial Power” and in Note 1, as a result of the approval of the ESP, effective December 17, 2008, Commercial Power reapplied the provisions of SFAS No. 71 to certain portions of its operations.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and OPAE filed Applications for Rehearing opposing the rate design. On July 23, 2008, the Ohio Commission issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008 respectively, OCC and OPAE filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue. Merit briefs were filed with the Ohio Supreme Court on February 2, 2009. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision of May 28, 2008.

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it will seek a rate increase for electric delivery service of approximately $86 million, or 4.8% on total electric revenues, to be effective in the second quarter of 2009. Among other things, the rate request includes a proposal to increase the monthly residential customer charge from $4.50 to $10, with an offsetting reduction in the usage-based charge. This change in rate design will make customer bills more even throughout the year. Duke Energy Ohio also proposes a distribution modernization tracker that would allow smaller annual increases to reflect increased investment in the delivery system. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm. On January 14, 2009, the PUCO granted Duke Energy Ohio’s deferral request. Accordingly, a regulatory asset was recorded as of December 31, 2008 for $31 million. The staff of the PUCO issued a Staff Report in January 2009 recommending an increase of approximately $54 million to $62 million associated with the Ohio distribution rate case. The staff report did not recommend approval of the distribution modernization tracker. The report also recommended approval of a rider to recover the deferred storm costs from the September 14, 2008 windstorm and recommended a future hearing be established to evaluate the windstorm related costs and implement a rider. An evidentiary hearing with the PUCO is scheduled to begin March 31, 2009.

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

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the increase is attributable to recovery of the current cost of the accelerated gas main replacement program in base rates. In June 2005, the Kentucky General Assembly enacted Kentucky Revised Statue 278.509 (KRS 278.509), which specifically authorizes the KPSC to approve tracker recovery for utilities’ gas main replacement programs. In December 2005, the KPSC approved an annual rate increase of $8 million and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs.

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, which were approved prior to the enactment of KRS 278.509. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Per the KPSC order,

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Kentucky collected these revenues subject to refund pending the final outcome of this litigation. Duke Energy Kentucky and the KPSC have requested that the Kentucky Court of Appeals grant a rehearing of its decision. On February 5, 2009, the Kentucky Court of Appeals denied the rehearing requests of both Duke Energy Kentucky and the KPSC. Duke Energy Kentucky filed a motion for discretionary review to the Kentucky Supreme Court on March 9, 2009. At this time, Duke Energy Kentucky cannot predict whether the Kentucky Supreme Court will accept the case for review.

Energy Efficiency. On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). The DSM programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs are recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO. Duke Energy Ohio filed the Save-A-Watt Energy Efficiency Plan as part of its ESP filed with the PUCO on July 31, 2008 (discussed above). A Stipulation and Recommendation for consideration by the PUCO regarding Duke Energy Ohio’s ESP filing, including implementation of Save-A-Watt, was filed on October 27, 2008. The ESP hearing occurred on November 10, 2008. On December 17, 2008, the PUCO approved the ESP, including allowing for the implementation of a new Save-A-Watt energy efficiency compensation model. However, the PUCO determined that certain non-residential customers may opt out of Duke Energy Ohio’s energy efficiency initiative. Applications for rehearing of this decision have been filed by environmental groups and a residential customer advocate group.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level. On December 1, 2008, Duke Energy Kentucky filed an application for a Save-A-Watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio. An evidentiary hearing with the KPSC is expected to occur in the third quarter of 2009.

Other Franchised Electric and Gas Matters.

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. As of January 1, 2008, Duke Energy Ohio had approximately 87,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all intervenors and expected to be completed at the end of 2012.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Midwest ISO’s Establishment of an Ancillary Services Market. On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ancillary services market (ASM), including a scarcity pricing proposal. By approving the ASM proposal, the FERC essentially approved the transfer and consolidation of Balancing Authority for the entire Midwest ISO area. This will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 Balancing Authorities. The Midwest ISO launched the ASM on January 6, 2009.

Commercial Power.

As discussed in Note 1, effective December 17, 2008, Commercial Power reapplied the provisions of SFAS No. 71 to certain portions of its operations due to the passing of SB 221 and the PUCO’s approval of the ESP. However, since certain portions of Commercial Power’s operations are not subject to regulatory accounting pursuant to SFAS No. 71, reported results for Commercial Power are subject to volatility due to the over- or under-collection of certain costs for which recovery is not automatic under the ESP. Commercial Power may be impacted by certain of the regulatory matters discussed above, including the Duke Energy Ohio electric rate filings.

FERC 203 Application. On April 23, 2008 (supplemented on May 6, 2008), Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The FERC filing, if approved, does not obligate Duke Energy to make the transfer of the electric generating facilities, and does not impact Duke Energy Ohio’s current rates. On October 10, 2008, Duke Energy Ohio and affiliates filed a notice with the FERC reporting that Duke Energy Ohio was in settlement discussions with all parties in the Ohio proceeding regarding Duke Energy Ohio’s application to establish an ESP, as discussed above. Duke Energy Ohio advised the FERC that it believes that in light of those discussions good cause exists for the FERC to extend the time to consider Duke Energy Ohio’s Section 203 application. On October 17, 2008, the FERC issued an order extending the time for the FERC to act on the application by 180 additional days, and ordered Duke Energy Ohio to inform the FERC of the status of settlement discussions by November 16, 2008. As part of the settlement that was approved by the PUCO on December 17, 2008 (see discussion above) Duke Energy Ohio agreed to withdraw that portion of its application for approval related to the transfer of its generating facilities designated to serve Ohio customers and the PUCO approved of the transfer for the remaining generating facilities. Duke Energy Ohio filed a new application requesting FERC approval to transfer to affiliate companies only the remaining generating facilities not designated to serve Ohio customers, which was conditionally approved by the FERC on February 19, 2009. As a condition of approval, the FERC requires that all acquisition premiums related to generating assets being transferred to Cinergy Power be removed from Duke Energy Ohio’s financial statements when Duke Energy Ohio submits its final accounting entries and that any debt associated with the generation assets being transferred be transferred to the generating facility before Duke Energy Ohio submits its final accounting entries. In addition, the FERC will hold Duke Energy Ohio to its commitments to have the affiliate company receiving assets pay taxes associated with the proposed transaction rather than Duke Energy Ohio, to maintain a minimum equity to total capital ratio of 30%, and to retain an amount of debt that will accommodate the preservation of Duke Energy Ohio’s current credit ratings.

PJM Interconnection Reliability Pricing Model (RPM) Buyers’ Complaint. On May 30, 2008, a group of public utility commissions, state consumer counsels, industrial power customers and load serving entities, known collectively as the RPM Buyers, filed a complaint at FERC. The complaint asks FERC to find that the results of the three transitional base residual auctions conducted by PJM to procure capacity for its RPM capacity market during the years 2008-2011 are unjust and unreasonable because, allegedly, they have produced excessive capacity prices, have failed to prevent suppliers from exercising market power, and have not produced benefits commensurate with costs. In their complaint, the RPM Buyers propose revised, administratively determined auction clearing prices. Certain Duke Energy Ohio revenues during the years 2008-2011 are at risk, as Duke Energy Ohio planned to supply capacity to this market. On July 11, 2008, Duke Energy Ohio filed a response to the complaint with the FERC. On September 19, 2008, the FERC issued an Order denying and dismissing the RPM Buyer’s complaint, finding that, for the transition auctions, no party violated PJM’s tariff and the prices determined during the auctions were in accordance with the tariff provisions governing the auctions. On October 20, 2008, the RPM Buyers filed a Request for Rehearing with the FERC that raised the same issues as in the initial complaint that was denied by the FERC.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Other Matters.

Application for the Establishment of a Regulatory Asset. On November 14, 2008, Duke Energy Kentucky petitioned the KPSC for permission to create a regulatory asset to defer for future recovery approximately $5 million for its expenses incurred to repair damage and restore service to its customers following extensive storm-related damage caused by Hurricane Ike on September 14, 2008. The KPSC approved the requested accounting order on January 7, 2009.

5. Joint Ownership of Generating and Transmission Facilities

Duke Energy Ohio, Columbus Southern Power Company (CSP), and Dayton Power & Light (DP&L) jointly own electric generating units and related transmission facilities in Ohio. Duke Energy Kentucky and DP&L jointly own an electric generating unit. Duke Energy Ohio and Wabash Valley Power Association Inc. jointly own the Vermillion generating station in Indiana.

Duke Energy Ohio’s share of jointly-owned plant or facilities included on the December 31, 2008 Consolidated Balance Sheet were as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Duke Energy Ohio
Production:
Miami Fort Station (Units 7 and 8)(b)	64.0%	$591	$160	$4
W.C. Beckjord Station (Unit 6)(b)	37.5	55	31	1
J.M. Stuart Station(a)(b)	39.0	426	200	342
Conesville Station (Unit 4)(a)(b)	40.0	82	56	174
W.M. Zimmer Station(b)	46.5	1,321	509	10
Killen Station(a)(b)	33.0	207	128	96
Vermillion(b)	75.0	197	47	—
Transmission(c)	Various	90	51	—
Duke Energy Kentucky
Production:
East Bend Station(c)	69.0	423	219	5

(a)	Station is not operated by Duke Energy Ohio.
(b)	Included in Commercial Power segment.
(c)	Included in Franchised Electric and Gas segment.

Duke Energy Ohio’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.

6. Income Taxes

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The following details the components of income tax expense from continuing operations:

Income Tax Expense

	Successor(a)			Predecessor(a)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
	(in millions)
Current income taxes
Federal	$110	$120	$139	$55
State	9	13	22	6

Total current income taxes(b)	119	133	161	61

Deferred income taxes
Federal	52	19	(100)	11
State	2	1	(18)	(3)

Total deferred income taxes	54	20	(118)	8

Investment tax credit amortization	(2)	(2)	(2)	(1)

Total income tax expense from continuing operations	171	151	41	68
Total income tax benefit from discontinued operations	—	—	(3)	(1)
Total income tax expense from extraordinary item	37	—	—	—

Total income tax expense included in Consolidated Statements of Operations	$208	$151	$38	$67

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Included are FIN 48 benefits of approximately $17 million in 2008 and $13 million in 2007.

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	Successor(a)			Predecessor(a)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$160	$145	$36	$65
State income tax, net of federal income tax effect	7	9	3	2
Depreciation and other PP&E related differences	7	9	6	2
ITC amortization	(2)	(2)	(2)	(1)
Manufacturing deduction	(6)	(10)	(2)	—
Other items, net	5	—	—	—

Total income tax expense from continuing operations	$171	$151	$41	$68

Effective Tax Rates	37.3%	36.4%	40.2%	36.6%

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The manufacturing deduction was created by the American Job Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities. During the year ended December 31, 2006, the Act provided for a 3% deduction on qualified production activities. During the years ended December 31, 2008 and 2007, the deduction increased to 6% on qualified production activities.

Net Deferred Income Tax Liability Components

	As of December 31,
	2008	2007
	(in millions)
Deferred credits and other liabilities	$13	$100
Other	52	54

Total deferred income tax assets	65	154

Investments and other assets	(111)	(68)
Accelerated depreciation rates	(1,373)	(1,311)
Regulatory assets and deferred debits	(142)	(195)

Total deferred income tax liabilities	(1,626)	(1,574)

Total net deferred income tax liabilities	$(1,561)	$(1,420)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Income Tax Liabilities

	As of December 31,
	2008	2007
	(in millions)
Current deferred tax assets, included in other current assets	$64	$26
Current deferred tax liabilities, included in other current liabilities	(6)	(10)
Non-current deferred tax liabilities	(1,619)	(1,436)

Total net deferred income tax liabilities	$(1,561)	$(1,420)

Changes to Unrecognized Tax Benefits

	2008	2007
	Increase/ (Decrease)	Increase/ (Decrease)
	(in millions)	(in millions)
Unrecognized Tax Benefits—January 1	$47	$63

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	—	9
Gross decreases—tax positions in prior periods	(22)	(19)
Gross increases—current period tax positions	—	—
Settlements	(10)	(6)

Total Changes	(32)	(16)

Unrecognized Tax Benefits—December 31	$15	$47

At December 31, 2008 and December 31, 2007, no portion of the total unrecognized tax benefits would, if recognized, affect the effective tax rate.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

It is reasonably possible that Duke Energy Ohio will reflect an approximate $6 million reduction in unrecognized tax benefits within the next twelve months due to expected settlements.

During the years ended December 31, 2008 and December 31, 2007, Duke Energy Ohio recognized net interest income of approximately $7 million and a net interest expense of approximately $2 million, respectively. At December 31, 2008 and December 31, 2007, Duke Energy Ohio had approximately $1 million of interest receivable and $7 million of interest payable, respectively, which reflects all interest related to income taxes. No amount has been accrued for the payment of penalties in the Consolidated Balance Sheets at either December 31, 2008 or 2007.

Duke Energy Ohio has the following tax years open:

Jurisdiction	Tax Years
Federal	2000 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

As of December 31, 2008 and 2007, approximately $64 million and $26 million, respectively, of deferred income taxes were included in Other within Current Assets on the Consolidated Balance Sheets. At December 31, 2008 this balance exceeded 5% of total current assets.

7. Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred. This additional carrying amount is then depreciated over the life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. There is no impact on the earnings of Duke Energy Ohio’s regulated operations within the Franchised Electric and Gas business segment when an asset retirement obligation is recognized as the effects of the recognition and subsequent accounting are offset by the establishment of regulatory assets and liabilities to defer all income statement impacts related to SFAS No. 143.

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

The following table presents the changes to liability associated with asset retirement obligations during the years ended December 31, 2008 and 2007:

	Years Ended December 31,
	2008	2007
	(in millions)
Balance as of January 1,	$31	$41
Accretion expense	2	2
Liabilities settled(a)	—	(12)

Balance as of December 31,	$33	$31

(a)	Liabilities settled during 2007 were related to the retirement of gas mains.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio’s regulated electric and regulated natural gas operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the PUCO and the KPSC. These costs of removal are recorded as a regulatory liability in accordance with regulatory treatment under SFAS No. 71. Duke Energy Ohio does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any non-regulated assets (including Duke Energy Ohio’s generation assets). The total amount of removal costs included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets was $189 million and $181 million as of December 31, 2008 and 2007, respectively. Duke Energy Ohio’s non-regulated operations expense cost of removal as incurred.

8. Risk Management and Hedging Activities and Credit Risk

Duke Energy Ohio is exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased within its non-regulated operations, as well as within its regulated operations, to the extent there is excess capacity from generation assets that are dedicated to serve Ohio native load customers. Exposure to interest rate risk exists as a result of the issuance of variable and fixed rate debt. Duke Energy Ohio employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity and financial derivative instruments, including swaps, futures, forwards and options. For Duke Energy Ohio, commodity price risk has been somewhat reduced by the December 17, 2008 PUCO approval of Duke Energy Ohio’s ESP, which resulted in the reapplication of SFAS No. 71 to certain portions of Duke Energy Ohio’s Commercial Power business segment operations as of that date.

As discussed in Note 1, on January 1, 2008, Duke Energy Ohio adopted FSP No. FIN 39-1. In accordance with FSP No. FIN 39-1, Duke Energy offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. Amounts presented in the table below exclude cash collateral amounts which are disclosed separately in Note 1.

Net Derivative Portfolio Assets (Liabilities) reflected in the Consolidated Balance Sheets:

	Years Ended December 31,
	2008	2007
	(in millions)
Hedging	$(9)	$(23)
Undesignated	(70)	7

Total	$(79)	$(16)

The amounts in the table above represent the combination of amounts presented as assets and liabilities for unrealized gains and losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets.

Transfer of Certain Duke Energy Assets and Commodity Cash Flow Hedges. As part of the merger with Duke Energy on April 3, 2006, Duke Energy Ohio acquired certain generation assets from Duke Energy, representing approximately 3,600 MW of power generation and those assets were added to Duke Energy Ohio’s non-regulated generation portfolio. Duke Energy Ohio also assumed approximately $63 million of pre-tax deferred losses ($39 million, after-tax) associated with contracts formerly designated as cash flow hedges of forecasted power sales and gas purchases from Duke Energy’s Midwestern generation fleet. These contracts were sold by Duke Energy in 2005 and the deferred losses remain on the Consolidated Balance Sheet in AOCI until the related hedged transactions (gas purchases and power sales) occur. See Note 1 and Note 3 for further details on the completed merger and for details on the transfer of generation assets. During 2007, Duke Energy Ohio entered into additional contracts to protect margins for a portion of future sales and generation revenues and fuel expenses for the Midwestern generation fleet. Duke Energy Ohio is hedging exposures to the price variability of these commodities for a maximum period of 2 years. All derivatives related to the Midwestern generation fleet are included in Duke Energy Ohio’s Consolidated Balance Sheets at December 31, 2008 and 2007.

As of December 31, 2008, $24 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheet in AOCI are expected to be recognized in earnings during the next twelve

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

months. However, due to the volatility of the commodities markets, the corresponding value in AOCI will likely change prior to its reclassification into earnings.

Other Derivative Contracts. Trading. Duke Energy Ohio had been exposed to the impact of market fluctuations in the prices of natural gas, electricity and other energy-related products marketed and purchased as a result of proprietary trading activities. In June 2006, Cinergy sold CMT, including certain of Duke Energy Ohio’s trading contracts, to Fortis. The results of this trading activity up through the date of the sale, which was completed in October 2006, has been reflected in Loss from Discontinued Operations, net of tax, in the Consolidated Statements of Operations. In connection with the sale, Duke Energy Ohio entered into a series of Total Return Swaps (TRS) with Fortis (see Note 14). As of December 31, 2008, all of the underlying contracts that were part of the TRS had been transferred to Fortis and, as a result, Duke Energy Ohio has no future exposure associated with these TRS.

Undesignated. Duke Energy Ohio uses derivative contracts to manage the market risk exposures that arise from energy supply, structured origination, marketing, risk management, and commercial optimization services to large energy customers, energy aggregators and other wholesale companies, and to manage interest rate exposures. This category would include changes in fair value for derivatives that no longer qualify for the NPNS scope exception and disqualified hedge contracts, unless the derivative contract is subsequently re-designated as a hedge. The contracts in this category as of December 31, 2008 are primarily associated with forward power sales and coal purchases, as well as forward contracts to purchase SO2 emission allowances and certain interest rate derivatives, for the Commercial Power and Franchised Electric and Gas operations. Duke Energy Ohio’s exposure to price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms.

During the years ended December 31, 2008 and 2007, Duke Energy Ohio included in earnings approximately $75 million of pre-tax losses and approximately $13 million of pre-tax gains, respectively, related to mark-to-market adjustments within Commercial Power, which are reported primarily in operating revenues within Non-regulated electric and other and Fuel used in electric generation and purchased power—non-regulated on the Consolidated Statements of Operations. As discussed in Note 1 and Note 4, beginning on December 17, 2008, Commercial Power reapplied the provisions of SFAS No. 71 to certain portions of its operations due to the passing of SB 221 and the approval of the ESP. The reapplication of SFAS No. 71 on December 17, 2008 resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to total mark-to-market losses previously recorded in earnings associated with open forward hedge contracts, which the ESP allows to be recovered through an FPP rider. Subsequent to December 17, 2008, mark-to-market gains and losses on certain open hedge positions related to native load generation will be deferred as regulatory assets or liabilities and recovered through the FPP rider.

Interest Rate (Fair Value or Cash Flow) Hedges. Changes in interest rates expose Duke Energy Ohio to risk as a result of its issuance of variable and fixed rate debt. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Ohio also enters into financial derivative instruments, including interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. Duke Energy Ohio’s existing interest rate derivative instruments and related ineffectiveness were insignificant to its consolidated results of operations, cash flows and financial position in 2008, 2007, and 2006.

As of December 31, 2008, approximately $2 million of pre-tax net losses on terminated interest rate hedges were accumulated on the Consolidated Balance Sheets in AOCI and are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

Normal Purchases and Normal Sales Exception. Duke Energy Ohio has applied the normal purchases and normal sales scope exception, as provided in SFAS No. 133 and interpreted by Derivatives Implementation Group Issue C15, “Scope Exceptions: Normal Purchases and Normal Sales Exception for Option-Type Contracts and Forward Contracts in Electricity,” and amended by SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” to certain contracts involving the purchase and sale of electricity at fixed prices in future periods. These contracts, which relate primarily to the delivery of electricity over the next 6 years, are not included in the table above.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

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

9. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Ohio adopted SFAS No. 157. Duke Energy Ohio’s adoption of SFAS No. 157 is currently limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. 157-2, which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Ohio as a result of the adoption of SFAS No. 157.

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under SFAS No. 157, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition under SFAS No. 157 focuses on an exit price, which is the price that would be received by Duke Energy Ohio to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although SFAS No. 157 does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements. In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (FSP FAS 157-3), which illustrated key considerations in determining the fair value of a financial asset when the market for that asset is not active. The application of FSP FAS 157-3 did not change the way Duke Energy Ohio determined fair value of its financial assets and liabilities.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

The following table provides the fair value measurement amounts for assets and liabilities recorded in both current and non-current Unrealized gains on mark-to-market and hedging transactions and Unrealized losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at December 31, 2008. Amounts presented in the table below exclude cash collateral amounts which are disclosed separately in Note 1.

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets	$68	$9	$—	$59
Derivative liabilities	$(147)	$(88)	$(8)	$(51)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Year Ended December 31, 2008
Balance at January 1, 2008	$(22)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	(1)
Fuel used in electric generation and purchased power—non-regulated	96
Net purchases, sales, issuances and settlements	(63)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	(2)

Balance at December 31, 2008	$8

Pre-tax gains (losses) included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2008:
Revenue, non-regulated electric and other	$7
Fuel used in electric generation and purchased power—non-regulated	30

Total	$37

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

Fair Value Disclosures Required Under SFAS No. 107, “Disclosures About Fair Value of Financial Instruments.” The fair value of financial instruments, excluding financial assets and liabilities included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2008 and 2007, are not necessarily indicative of the amounts Duke Energy Ohio could have realized in current markets.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Financial Instruments

	As of December 31,
	2008		2007
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$1,883	$1,729	$1,936	$1,914

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

10. Goodwill and Intangibles

Duke Energy Ohio evaluates the impairment of goodwill under the guidance of SFAS No. 142. There were no goodwill impairment charges in 2008, 2007 or 2006 as a result of the annual impairment tests required by SFAS No. 142. As discussed further in Note 3, in April 2006, Duke Energy and Cinergy consummated their merger, which resulted in Duke Energy Ohio recording goodwill of approximately $2.3 billion. Duke Energy Ohio had no goodwill prior to this date. The following table shows the components of goodwill at December 31, 2008 and 2007:

Carrying Amount of Goodwill

	Balance at December 31, 2007	Changes	Balance at December 31, 2008
	(in millions)
Commercial Power	$1,188	$18	$1,206
Franchised Electric and Gas	1,137	17	1,154

Total Goodwill	$2,325	$35	$2,360

	Balance at December 31, 2006	Changes	Balance at December 31, 2007
	(in millions)
Commercial Power	$1,200	$(12)	$1,188
Franchised Electric and Gas	1,148	(11)	1,137

Total Goodwill	$2,348	$(23)	$2,325

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Emission allowances	$239	$365
Gas, coal, and power contracts	271	271
Other	9	9

Total gross carrying amount	519	645

Accumulated amortization—gas, coal, and power contracts	(111)	(89)
Accumulated amortization—other	(5)	(5)

Total accumulated amortization	(116)	(94)

Total intangible assets, net	$403	$551

Emission allowances in the table above include emission allowances which were recorded at fair value on the date of Duke Energy’s merger with Cinergy and emission allowances purchased by Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the years ended December 31, 2008 and 2007 is as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Gross carrying value at beginning of period	$365	$495
Purchases of emission allowances	17	23
Sales and consumption of emission allowances(a)(b)	(69)	(154)
Impairment of emission allowances(c)	(82)	—
Other changes	8	1

Gross carrying value at end of period	$239	$365

(a)	Carrying values of emission allowances are recognized via a charge to expense when consumed. Carrying values of emission allowances sold or consumed during the years ended December 31, 2008 and 2007, the nine months ended December 31, 2006 and the three months ended March 31, 2006 were $69 million, $154 million, $267 million and $36 million, respectively.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power during the years ended December 31, 2008, 2007 and 2006.
(c)	See Note 11 for discussion of impairments of the carrying value of emission allowances during the year ended December 31, 2008.

Amortization expense for gas, coal and power contracts and other intangible assets for Duke Energy Ohio was approximately $22 million and $51 million for the years ended December 31, 2008 and 2007, respectively, approximately $43 million for the nine months ended December 31, 2006 and approximately $1 million for the three months ended March 31, 2006.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2008. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, additional intangible acquisitions and other events.

	2009	2010	2011	2012	2013
	(in millions)
Expected amortization expense	$90	$31	$29	$29	$26

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Intangible Liabilities

In connection with the merger with Cinergy in April 2006, Duke Energy recorded an intangible liability of approximately $113 million associated with the market-based standard service offer in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008. The carrying amount of this intangible liability was zero and approximately $67 million at December 31, 2008 and 2007, respectively. Duke Energy also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Cinergy. The carrying amount of these intangible liabilities was approximately $16 million and $22 million at December 31, 2008 and 2007, respectively. During the years ended December 31, 2008, 2007 and 2006, Duke Energy amortized approximately $73 million, $45 million and $35 million, respectively, to income related to intangible liabilities. The remaining balance of approximately $16 million will be amortized to income as follows: approximately $6 million in each of the years 2009 through 2010, and approximately $4 million in 2011. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

11. Impairment Charges

Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). In December 2008, a federal appeals court reinstated the CAIR while the EPA develops a new clean air program (see Note 18 for additional information). However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of SO2 and NOx allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, pursuant to SFAS No. 144, Duke Energy Ohio evaluated the carrying value of emission allowances held by its regulated and non-regulated businesses for impairment during the third quarter of 2008.

At the time of its repeal, the CAIR required 50% reductions in SO2 emissions beginning in 2010 and further 30% reductions in SO2 emissions in 2015 beyond specified requirements. These reductions were to be achieved by requiring the surrender of SO2 allowances in a ratio of two allowances per ton of SO2 emitted beginning in 2010, up from a current one-to-one ratio, escalating to 2.86 allowances per ton of SO2 emitted beginning in 2015. Taking into account these increases in emission allowance requirements under the CAIR, Commercial Power’s forecasted SO2 emissions needed through 2037 exceeded the number of emission allowances held prior to the vacating of the CAIR. Subsequent to the decision to vacate the CAIR, Commercial Power determined that it had SO2 allowances in excess of forecasted emissions and those allowances held in excess of forecasted emissions from future generation required an impairment evaluation. In performing the impairment evaluation for SO2 allowances in the third quarter of 2008, management compared quoted market prices for each vintage year allowance to the carrying value of the related allowances in excess of forecasted emissions through 2038. Due to the sharp decline in market prices of SO2 allowances, as discussed above, during the third quarter of 2008, Commercial Power recorded pre-tax impairment charges of approximately $77 million related to forecasted excess SO2 allowances held. Additionally, Commercial Power recorded pre-tax impairment charges of approximately $5 million in the third quarter of 2008 related to annual NOx allowances as these were also affected by the decision to vacate the CAIR. These impairment charges are recorded in Impairment Charges within Operating Expenses on the Consolidated Statements of Operations.

As a result of the reinstatement of the CAIR, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by Commercial Power as of December 31, 2008 are anticipated to be utilized for future emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR.

See Note 10 for further information regarding the carrying value of emission allowances.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

12. Related Party Transactions

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2008 and December 31, 2007 are as follows:

	December 31, 2008(a)	December 31, 2007(a)
	(in millions)
Current assets(b)	$55	$58
Non-current assets(c)	$5	$—
Current liabilities(d)	$(138)	$(266)
Non-current liabilities(e)	$(4)	$—
Net deferred tax liabilities(f)	$(1,519)	$(1,385)
(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at December 31, 2008, approximately $18 million is classified as Receivables, approximately $2 million is classified as Unrealized gains on mark-to-market and hedging transactions and approximately $35 million is classified as Other within Current Assets on the Consolidated Balance Sheets. The balance at December 31, 2007 is classified as Receivables on the Consolidated Balance Sheets.
(c)	The balance at December 31, 2008 is classified as Unrealized gains on mark-to-market and hedging transactions within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at December 31, 2008, approximately ($133) million is classified as Accounts payable, approximately ($2) million is classified as Taxes accrued and approximately ($3) million is classified as Unrealized losses on mark-to-market and hedging transactions within Current Liabilities on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately ($256) million is classified as Accounts payable and approximately ($10) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(e)	The balance at December 31, 2008 is classified as Unrealized losses on mark-to-market and hedging transactions within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at December 31, 2008, approximately ($1,580) million is classified as Deferred income taxes and approximately $61 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2007, approximately ($1,409) million is classified as Deferred income taxes and approximately $24 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. The expenses associated with certain allocated corporate governance and other service costs for Duke Energy Ohio, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations were as follows:

	Successor(a)			Predecessor(a)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
	(in millions)
Corporate governance and shared services expenses	$319	$249	$290	$112
(a)	See Note 1 for additional information on Predecessor and Successor reporting.

Duke Energy Ohio incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations, were approximately $18 million, $24 million, and $12 million for the years ended December 31, 2008, 2007 and 2006, respectively. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost. Rental income and other cost recoveries were approximately $13 million, $12 million, $9 million and $2 million for the years ended December 31, 2008 and 2007, the nine months ended December 31, 2006 and the three months ended March 31, 2006, respectively.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 19). Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement and post-employment benefit obligations from Cinergy of approximately $416 million and $266 million at December 31, 2008 and 2007, respectively. The above amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31, 2008	December 31, 2007
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$406	$259
Other deferred credits and other liabilities	$5	$2

Additionally, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Ohio as Receivables in the Consolidated Balance Sheets and was approximately $174 million and $189 million as of December 31, 2008 and December 31, 2007, respectively. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $21 million and $25 million for the years ended December 31, 2008 and 2007, respectively.

See Note 17 for a discussion of dividends Duke Energy Ohio paid to its parent, Cinergy.

During the second quarter of 2007 Duke Energy Ohio received a $29 million capital contribution from its parent, Cinergy.

See Note 3 for a discussion of amounts paid to Duke Energy Ohio as a result of the agreement between Duke Energy and Duke Energy Ohio related to Duke Energy’s contribution of its ownership interests in five plants to Duke Energy Ohio.

As discussed further in Note 16, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of December 31, 2008 and December 31, 2007, Duke Energy Ohio was in a payable position of $63 million and $189 million, respectively, classified within Notes payable in the accompanying Consolidated Balance Sheets. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, for the years ended December 31, 2008 and 2007, nine months ended December 31, 2006 and three months ended March 31, 2006 were approximately $3 million, $11 million, $6 million and $2 million, respectively.

13. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140, and, accordingly, Cinergy does not consolidate Cinergy Receivables and the transfers of receivables are accounted for as sales.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25 percent of the total proceeds). The note, which amounts to approximately $174 million and $189 million at December 31, 2008 and 2007, respectively, is subordinate to senior loans that Cinergy Receivables obtain from commercial paper conduits controlled by unrelated financial institutions which is the source of funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2008 and 2007.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

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

The key assumptions used in estimating the fair value are as follows:

	Years Ended December 31,
	2008	2007	2006
Anticipated credit loss rate	0.7%	0.7%	0.8%
Discount rate on expected cash flows	5.3%	7.7%	7.4%
Receivables turnover rate	12.4%	12.4%	12.7%

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

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the periods ending:

	Successor(a)			Predecessor(a)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
	(in millions)
Receivables sold as of period end	$473	$437	$370
Less: Retained interests	174	189	133

Net receivables sold as of period end	$299	$248	$237
Sales during period
Receivables sold	$3,316	$3,189	$1,982	$869
Loss recognized on sale	38	46	29	12
Cash flows during period
Cash proceeds from receivables sold	$3,276	$3,086	$1,935	$919
Collection fees received	3	3	2	—
Return received on retained interests	21	25	13	8

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

14. Discontinued Operations and Assets Held for Sale

In June 2006, Cinergy agreed to sell CMT, including certain of Duke Energy Ohio’s trading contracts, to Fortis, a Benelux-based financial services group. In October 2006, the sale was completed. Results of operations for these trading contracts have been reflected in Loss from Discontinued Operations, net of tax in the accompanying Consolidated Statements of Operations. In October 2006, in connection with this transaction, Duke Energy Ohio entered into a series of TRS with Fortis, which were accounted for as mark-to-market derivatives. The TRS was cancelled for each underlying contract as each was transferred to Fortis. As of December 31, 2008, all of the underlying contracts that were part of the TRS had been transferred to Fortis and, as a result, Duke Energy Ohio has no future exposure associated with these TRS.

The following table summarizes the results classified as Loss from Discontinued Operations, net of tax, in the accompanying Consolidated Statements of Operations. There was no discontinued operations activity in 2008 or 2007.

	Successor(a)	Predecessor(a)
	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
	(in millions)
Revenues	$5	$9
Operating Loss
Loss before taxes	(6)	(3)
Income tax benefit	(2)	(1)

Loss from Discontinued Operations, net of tax	$(4)	$(2)
Net Loss on Dispositions
Pre-tax loss on dispositions	$(3)	$—
Income tax benefit	(1)	—

Loss on dispositions, net of tax	$(2)	$—

Total Loss from Discontinued Operations, net of tax	$(6)	$(2)

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

15. Property, Plant and Equipment

	Estimated Useful Life	December 31, 2008	December 31, 2007
	(Years)	(in millions)
Land	—	$126	$129
Plant—Regulated
Electric generation, distribution and transmission(a)	8 – 100	3,262	3,197
Natural gas transmission and distribution(a)	12 – 60	1,566	1,436
Other buildings and improvements(a)	25 – 100	103	129
Plant—Unregulated
Electric generation, distribution and transmission	8 – 100	3,710	3,813
Other buildings and improvements	30	190	25
Equipment	5 – 25	60	64
Construction in process	—	843	594
Other	5 – 20	187	190

Total property, plant and equipment		10,047	9,577
Total accumulated depreciation—regulated(b)		(1,646)	(1,640)
Total accumulated depreciation—unregulated		(631)	(457)

Total net property, plant and equipment		$7,770	$7,480

(a)	Includes capitalized leases of approximately $109 million for 2008 and $88 million for 2007.
(b)	Includes accumulated amortization of capitalized leases: $6 million for 2008 and $10 million for 2007.

Capitalized interest, which includes the interest expense component of AFUDC, amounted to $19 million for the year ended December 31, 2008, $30 million for the year ended December 31, 2007, $14 million for the nine months ended December 31, 2006 and $3 million for the three months ended March 31, 2006.

16. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31, 2008	December 31, 2007
			(in millions)
Unsecured debt	5.8%	2012 – 2036	$1,225	$1,345
Capital leases	5.2%	2009 – 2020	51	59
Other debt(a)	2.0%	2011 – 2041	646	572
Notes payable	2.2%		280	—
Money pool	0.5%		63	189
Unamortized debt discount and premium, net			(39)	(40)

Total debt			2,226	2,125
Current maturities of long-term debt			(27)	(126)
Short-term notes payable			(343)	(189)

Total long-term debt			$1,856	$1,810

(a)	Includes $538 million of Duke Energy Ohio pollution control bonds as of both December 31, 2008 and 2007. As of December 31, 2008 and 2007, zero and $84 million, respectively, was secured by first and refunding mortgage bonds and $62 million and $12 million, respectively, was secured by a letter of credit.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Unsecured and Other Debt. In December 2008, Duke Energy Kentucky refunded $50 million of tax-exempt auction rate bonds through the issuance of $50 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due August 1, 2027, had an initial interest rate of 0.65% which is reset on a weekly basis.

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

Money Pool. Duke Energy Ohio and its wholly-owned subsidiary, Duke Energy Kentucky, receive support for their short-term borrowing needs through their participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Ohio and Duke Energy Kentucky separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables of Duke Energy Ohio and Duke Energy Kentucky, as each of these entities independently participate in the money pool. As of December 31, 2008 and December 31, 2007, Duke Energy Ohio and Duke Energy Kentucky had combined net borrowings of approximately $63 million and $189 million, respectively, classified within Notes payable in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2008, the $126 million decrease in the money pool activity is reflected as a cash outflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the year ended December 31, 2007, the $85 million decrease in the money pool activity is reflected as a cash outflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the nine months ended December 31, 2006, the $52 million increase in the money pool activity is reflected as a cash inflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows. During the three months ended March 31, 2006, the $108 million increase in the money pool activity is reflected as a cash inflow in Notes payable to affiliate, net within Net cash (used in) provided by financing activities on the Consolidated Statements of Cash Flows.

Floating Rate Debt. Unsecured debt and other debt included approximately $611 million and $538 million of floating-rate debt as of December 31, 2008 and 2007, respectively. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as a London Interbank Offered Rate (LIBOR) for debt denominated in U.S. dollars. As of December 31, 2008 and 2007, the weighted-average interest rate associated with floating-rate debt was approximately 1.9% and 4.4%, respectively.

Auction Rate Debt. As of December 31, 2008, Duke Energy Ohio had approximately $390 million of auction rate pollution control bonds outstanding. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Ohio prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. In February 2008, Duke Energy Ohio began to experience failed auctions on these debt instruments. When failed auctions occur on a series of this debt, Duke Energy Ohio is required to pay the maximum auction rate as prescribed by the bond document. The maximum auction rate for the auction rate debt is 2.0 times one-month LIBOR. Payment of the failed-auction interest rates will continue until Duke Energy Ohio is able to either successfully remarket these instruments through the auction process or refund and refinance the existing debt through the issuance of an equivalent amount of tax exempt bonds. While Duke Energy Ohio intends to refund and refinance these tax exempt auction rate bonds, the timing of such refinancing transactions is uncertain and subject to market conditions. However, even if Duke Energy Ohio is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially affect Duke Energy Ohio’s consolidated results of operations, cash flows or financial position. The weighted-average interest rate associated with Duke Energy Ohio’s auction rate pollution control bonds, was 1.58% as of December 31, 2008 and 4.56% as of December 31, 2007.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2008

(in millions)
2009	$27
2010	6
2011	31
2012	579
2013	5
Thereafter	1,235

Total long-term debt including current maturities(a)	$1,883

(a)	Excludes short-term notes payable of $343 million.

Duke Energy Ohio has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Ohio’s ability to repay these obligations prior to their scheduled maturity.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. In June 2007, Duke Energy closed the syndication of an amended and restated credit facility, which replaced existing credit facilities, with a 5-year, $2.65 billion master credit facility. In March 2008, Duke Energy entered into an amendment to its $2.65 billion master credit facility whereby the borrowing capacity was increased by $550 million to $3.2 billion. In October 2008, Duke Energy terminated the participation of one of the financial institutions supplying approximately $63 million of credit commitment under its master credit facility. The total credit facility capacity under the master credit facility subsequent to this termination is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to maximum cap limitation, at any time. At December 31, 2008, Duke Energy Ohio and Duke Energy Kentucky had borrowing sub limits under Duke Energy’s master credit facility of $650 million and $100 million, respectively. The amount available to Duke Energy Ohio and Duke Energy Kentucky under their sub limits to Duke Energy’s master credit facility has been reduced by drawdowns of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

In September 2008, Duke Energy and its wholly-owned subsidiaries, including Duke Energy Ohio and Duke Energy Kentucky, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility, of which Duke Energy Ohio’s and Duke Energy Kentucky’s portions are approximately $279 million and $74 million, respectively. Duke Energy Ohio’s and Duke Energy Kentucky’s amounts remained outstanding as of December 31, 2008. The loans, which are revolving credit loans, bear interest at one-month LIBOR plus an applicable spread ranging from 19 to 24 basis points and are due in September 2009; however, Duke Energy Ohio and Duke Energy Kentucky have the ability under the master credit facility to renew the loan up through the date the master credit facility matures, which is in June 2012. As Duke Energy Kentucky has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility, Duke Energy Kentucky’s borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at December 31, 2008. Since Duke Energy Ohio does not have the intent to refinance these obligations on a long-term basis, Duke Energy Ohio’s borrowing is reflected in Notes payable within Current Liabilities on the Consolidated Balance Sheets at December 31, 2008. These borrowings reduce Duke Energy Ohio’s and Duke Energy Kentucky’s available credit capacity under Duke Energy’s Master Credit Facility, as discussed above.

At December 31, 2008 and December 31, 2007, approximately $146 million and $96 million, respectively, of certain pollution control bonds, which are short-term obligations by nature, are classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis. Of the $146 million of pollution control bonds outstanding at December 31, 2008, approximately $84 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

In September 2008, Duke Energy Kentucky and Duke Energy Indiana, Inc. (Duke Energy Indiana), a wholly-owned subsidiary of Duke Energy, collectively entered into a $330 million letter of credit agreement with a syndicate of banks. Under this letter of credit agreement, Duke Energy Kentucky may request the issuance of letters of credit up to approximately $51 million on its behalf to support various series of variable rate demand bonds issued or to be issued on behalf of Duke Energy Kentucky. This credit facility, which is not part of Duke Energy’s master credit facility, may not be used for any purpose other than to support variable rate demand bonds issued by Duke Energy Kentucky and Duke Energy Indiana, Inc.

Restrictive Debt Covenants. Duke Energy’s debt and credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy, Duke Energy Ohio and Duke Energy Kentucky to not exceed 65%. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2008, Duke Energy, Duke Energy Ohio and Duke Energy Kentucky were in compliance with all covenants that would impact Duke Energy Ohio’s or Duke Energy Kentucky’s ability to borrow funds under the debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Other Assets Pledged as Collateral. As of December 31, 2008, substantially all of Franchised Electric and Gas’ electric plant in service is mortgaged under the mortgage bond indenture of Duke Energy Ohio.

17. Common and Preferred Stock

Common Stock. Cinergy owns all of the common stock of Duke Energy Ohio. In April 2006, Duke Energy acquired 100 percent of Cinergy’s outstanding stock. See Note 3 for additional information.

In April 2006, Duke Energy Ohio filed a petition with the FERC for a declaratory ruling that its payment of dividends out of its paid-in capital account, using the balance transferred from the retained earnings account, resulting from purchase accounting arising from the Duke Energy/Cinergy merger, would not violate section 305(a) of the Federal Power Act, which generally precludes the payment of dividends out of paid-in capital. Such a ruling was necessary because purchase/push-down accounting reset retained earnings to zero as of April 3, 2006, thus potentially precluding Duke Energy Ohio from using pre-merger retained earnings to pay dividends. Without this approval, Duke Energy Ohio’s ability to pay dividends to Duke Energy or Cinergy would have been constrained to earnings since April 3, 2006. In May 2006, the FERC issued an order approving Duke Energy Ohio’s petition. For further discussion of restrictions on Duke Energy Ohio’s ability to pay dividends to its parent, see Note 4.

During the years ended December 31, 2008, 2007 and 2006, Duke Energy Ohio paid dividends to its parent, Cinergy, of $200 million, $135 million and $102 million, respectively.

Preferred Stock. In March 2006, Duke Energy Ohio redeemed all outstanding shares of its $16.98 million notional amount 4% Cumulative Preferred Stock and its $3.5 million notional amount 4.75% Cumulative Preferred Stock at a price of $108 per share and $101 per share, respectively, plus accrued and unpaid dividends.

18. Commitments and Contingencies

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

Clean Water Act 316(b). The EPA finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Three of six coal-fired generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under that rule. On January 25, 2007, the U.S. Court of Appeals for the Second Circuit issued its opinion in Riverkeeper, Inc. v. EPA, Nos. 04-6692-ag(L) et. al. (2d Cir. 2007) remanding most aspects of the EPA’s rule back to the agency. The court effectively disallowed those portions of the rule most favorable to industry, and the decision creates a great deal of uncertainty regarding future requirements and their timing. On April 14, 2008, the U.S. Supreme Court issued an order granting review of the case and briefs were filed on July 14, 2008. Oral argument occurred on December 2, 2008. A decision is expected in 2009. If the Supreme Court upholds the lower court decision, it is expected that costs will increase as a result of the court’s decision, however, Duke Energy Ohio is unable to estimate at this time its costs to comply.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 begins in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

Duke Energy Ohio plans to spend approximately $85 million between 2009 and 2013 to comply with Phase 1 of the CAIR. Duke Energy Ohio is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. Duke Energy Ohio received partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP. See Note 11 for a discussion of the impacts of the D.C. Circuit Court’s July 11, 2008 decision to vacate the CAIR on the carrying value of emission allowances.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Clean Air Mercury Rule (CAMR). The EPA finalized its CAMR in May 2005. The CAMR was to have limited total annual mercury emissions from coal-fired power plants across the U.S. through a two-phased cap-and-trade program beginning in 2010. On February 8, 2008, the D.C. Circuit issued its opinion in New Jersey v. EPA, No. 05-1097 vacating the CAMR. Requests for rehearing were denied. The U.S. EPA and the Utility Air Regulatory Group have requested that the U.S. Supreme Court review the D.C. Circuit’s decision. The D.C. Circuit’s decision creates uncertainty regarding future mercury emission reduction requirements and their timing, but makes it fairly certain that there will be a delay in the implementation of federal mercury requirements for existing coal-fired power plants. On January 29, 2009, the EPA requested the U.S. Department of Justice withdraw its Petition for Writ of Certiorari filed on October 17, 2008. On February 23, 2009, the Supreme Court denied the Utility Air Regulatory Group’s petition. The EPA will now develop emission standards for utility units under section 112 of the Clean Air Act, thus abiding by the D.C. Circuit’s decision. At this point, Duke Energy Ohio is unable to estimate the costs to comply with any future mercury regulations that might result from the D.C. Circuit’s decision.

Coal Combustion Product (CCP) Management. Duke Energy Ohio currently estimates that it will spend approximately $68 million over the period 2009-2013 to install synthetic caps and liners at existing and new CCP landfills and to convert CCP handling systems from wet to dry systems.

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

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $11 million and $8 million as of December 31, 2008 and 2007, respectively. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

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

On October 21, 2008, Plaintiffs filed a motion for a new liability trial claiming that defendants misled the Plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted Plaintiffs’ motion for a new liability trial on claims for which Duke Energy Ohio was not previously found liable. That trial is scheduled to begin on May 11, 2009. The remedy trial for violations already established at the Wabash River

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Station and W.C. Beckjord Station was held during the week beginning February 2, 2009. The parties are awaiting a decision from the trial court.

Duke Energy Ohio has been informed by Dayton Power and Light (DP&L) that in June 2000, the EPA issued a Notice of Violation (NOV) to DP&L for alleged violations of CAA requirements at a station operated by DP&L and jointly-owned by DP&L, Columbus Southern Power Company (CSP), and Duke Energy Ohio. The NOV indicated the EPA may issue an order requiring compliance with the requirements of the Ohio SIP, or bring a civil action seeking injunctive relief and civil penalties of up to $27,500 per day for each violation. In September 2004, Marilyn Wall and the Sierra Club brought a lawsuit against Duke Energy Ohio, DP&L and CSP for alleged violations of the CAA at this same generating station. The parties reached an agreement to settle this matter in the form of a consent decree which was submitted for comment to the EPA and ultimately approved and entered by the court on October 23, 2008. The consent decree did not have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

It is not possible to estimate the damages, if any, that Duke Energy Ohio might incur in connection with these matters. Ultimate resolution of these matters relating to NSR, even in settlement, could have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position. However, Duke Energy Ohio will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Ohio, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP) that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial. Briefing in that case is under way. On March 5, 2009 the D.C. Circuit remanded the case to the EPA for reconsideration. The EPA has conceded that the D.C. Circuit’s July 18, 2008 decision in the CAIR litigation, North Carolina v. EPA No. 05-1244, discussed above, and a subsequent order issued by the D.C. Circuit on December 23, 2008, have eliminated the legal basis for the EPA’s denial of North Carolina’s Section 126 petition. At this time, Duke Energy Ohio cannot predict the outcome of this proceeding.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs have filed their appeal to the Fifth Circuit Court of Appeals and oral argument was heard on August 6, 2008. Due to the late recusal of one of the judges on the Fifth Circuit panel, the court held a new oral argument on November 3, 2008. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of both December 31, 2008 and 2007, Duke Energy Ohio has recorded insignificant reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as undesignated hedge contracts or qualifying hedge positions.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Operating and Capital Lease Commitments

Duke Energy Ohio leases assets in several areas of its operations. Consolidated rental expense for operating leases were approximately $31 million for the year ended December 31, 2008, approximately $32 million for the year ended December 31, 2007, approximately $20 million for the nine months ended December 31, 2006 and approximately $7 million for the three months ended March 31, 2006, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 16). Amortization of assets recorded under capital leases was included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2008:

	Operating Leases	Capital Leases
	(in millions)
2009	$17	$9
2010	15	8
2011	13	7
2012	11	7
2013	10	6
Thereafter	47	14

Total future minimum lease payments	$113	$51

19. Employee Benefit Obligations

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

Cinergy adopted the funded status recognition and disclosure provisions of SFAS No. 158 effective December 31, 2006. Cinergy adopted the change in measurement date transition requirements of SFAS No. 158 effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date. Previously, Cinergy used a September 30 measurement date for its defined benefit and other post-retirement plans. The adoption of SFAS No. 158 did not have a material impact on Duke Energy Ohio’s consolidated results of operations or cash flows. See Note 1 for additional information related to the adoption of SFAS No. 158.

Net periodic benefit cost disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective plan for the periods presented. However, portions of the net periodic benefit cost disclosed in the tables have been capitalized as a component of property, plant and equipment.

Qualified Pension Plans

Cinergy’s qualified defined benefit pension plans cover substantially all employees meeting certain minimum age and service requirements. The plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which varies with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

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

Duke Energy Ohio’s qualified pension plan pre-tax net periodic pension benefit costs as allocated by Cinergy were as follows:

	Successor(a)			Predecessor(a)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006(b)	Three Months Ended March 31, 2006(b)
	(in millions)
Qualified Pension Benefits(c)	$12	$14	$20	$6
(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Includes insignificant amounts reflected in Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.
(c)	Excludes approximately $4 million, $7 million and $8 million, respectively, of regulatory asset amortization resulting from purchase accounting for the years ended December 31, 2008 and 2007 and the nine months ended December 31, 2006.

The fair value of Cinergy’s plan assets was approximately $1,110 million and $1,701 million as of December 31, 2008 and 2007, respectively. The projected benefit obligation for the plans was approximately $1,992 million and $1,941 million as of December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the plans was approximately $1,729 million and $1,753 million as of December 31, 2008 and 2007, respectively. The accrued qualified pension liability allocated by Cinergy to Duke Energy Ohio, which represents Duke Energy Ohio’s proportionate share of the unfunded status of the Cinergy qualified pension plan, was approximately $334 million and $118 million as of December 31, 2008 and 2007, respectively, and is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy did not make any contributions to its defined benefit retirement plans in 2008. Duke Energy made qualified pension benefit contributions of approximately $350 million and $124 million to the legacy Cinergy qualified pension benefit plans in 2007 and 2006, of which approximately $83 million and $22 million represents contributions made by Duke Energy Ohio for the year ended December 31, 2007 and nine months ended December 31, 2006, respectively. No amounts were contributed to the legacy Cinergy qualified pension plans for the three months ended March 31, 2006. In February 2009, Duke Energy Ohio made a cash contribution of approximately $143 million, which represented its proportionate share of an approximate $500 million total contribution to Cinergy’s and Duke Energy’s qualified pension plans.

Qualified Pension Plans—Amounts Recognized in Accumulated Other Comprehensive Income (Loss) and Regulatory Assets Consist of:

	As of December 31,
	2008	2007
	(in millions)
Regulatory Assets	$104	$33

Accumulated Other Comprehensive Loss (Income)
Deferred income tax (liability) asset	$(21)	$5
Prior service cost	3	2
Net actuarial loss (gain)	53	(14)

Net amount recognized—Accumulated other comprehensive loss (income)	$35	$(7)

An insignificant amount in AOCI will be recognized in net periodic pension costs in 2009.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2008	2007	2006
	(percentages)
Benefit Obligations
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00
Net Periodic Benefit Cost
Discount rate(a)	6.00	5.75	5.50-6.00
Salary increase	5.00	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

(a)	Discount rate for Successor was 6.00% for the nine months ended December 31, 2006. Discount rate for Predecessor was 5.50% for the three months ended March 31, 2006 (see Note 1 for additional information on Predecessor and Successor reporting).

Non-Qualified Pension Plans

Cinergy also maintains, and Duke Energy Ohio participates in, non-qualified, non-contributory defined benefit retirement plans (plans that do not meet the criteria for certain tax benefits) that cover officers, certain other key employees, and non-employee directors. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the non-qualified retirement plans is 11 years. There are no plan assets. The projected benefit obligation for the plans was approximately $113 million and $105 million as of December 31, 2008 and 2007, respectively. The accumulated benefit obligation for the plans was approximately $104 million and $102 million as of December 31, 2008 and 2007, respectively. The accrued non-qualified pension liability allocated by Cinergy to Duke Energy Ohio, which represents Duke Energy Ohio’s proportionate share of the unfunded status of the Cinergy non-qualified pension plan, was approximately $6 million and $7 million as of December 31, 2008 and 2007, respectively, of which approximately $4 million and $5 million, respectively, is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets at December 31, 2008 and 2007, and approximately $2 million is recognized in Other within Current Liabilities on the Consolidated Balance Sheets at December 31, 2008 and 2007.

Duke Energy Ohio’s non-qualified pension plan pre-tax net periodic pension benefit costs as allocated by Cinergy were as follows:

	Successor(a)			Predecessor(a)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
	(in millions)
Non-Qualified Pension(b)	$—	$1	$1	$—

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Includes insignificant amounts in 2006, which are reflected in Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.

Non-Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2008	2007	2006
	(percentages)
Benefit Obligations
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00
Net Periodic Benefit Cost
Discount rate(a)	6.00	5.75	5.50-6.00
Salary increase	5.00	5.00	5.00

(a)	Discount rate for Successor was 6.00% for the nine months ended December 31, 2006. Discount rate for Predecessor was 5.50% for the three months ended March 31, 2006 (see Note 1 for additional information on Predecessor and Successor reporting).

Other Post-Retirement Benefit Plans

Duke Energy Ohio participates in other post-retirement benefit plans sponsored by Duke Energy. Prior to January 1, 2008, Cinergy was the sponsor of the other post-retirement benefit plans. Effective January 1, 2008, Duke Energy became the sponsor of these other post-retirement benefit plans. Duke Energy provides certain health care and life insurance benefits to retired employees and their

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

eligible dependents on a contributory and non-contributory basis. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments. These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 12 years. During the third quarter of 2008, Duke Energy Ohio recorded pre-tax income of approximately $20 million related to the correction of errors in actuarial valuations prior to 2008 that would have reduced amounts recorded as other post-retirement benefit expense recorded during those historical periods.

Duke Energy Ohio’s other post-retirement plan pre-tax net periodic benefit costs as allocated by Duke Energy were as follows:

	Successor(a)			Predecessor(a)
	Year Ended December 31, 2008(d)	Year Ended December 31, 2007	Nine Months Ended December 31, 2006(b)	Three Months Ended March 31, 2006(b)
	(in millions)
Other Post-retirement(c)	$(16)	$11	$9	$3

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Includes insignificant amounts reflected in Loss From Discontinued Operations, net of tax, in the Consolidated Statements of Operations.
(c)	Excludes approximately $2 million, $4 million and $2 million, respectively, of regulatory asset amortization resulting from purchase accounting for the years ended December 31, 2008 and 2007 and the nine months ended December 31, 2006.
(d)	Includes the recognition of the approximate $20 million correction of errors discussed above.

The fair value of Duke Energy’s other post-retirement benefit plans assets was approximately $23 million and $32 million as of December 31, 2008 and 2007, respectively. The accumulated other post-retirement benefit obligation for the plans was approximately $330 million and $464 million as of December 31, 2008 and 2007, respectively. The accrued other post-retirement liability allocated by Duke Energy to Duke Energy Ohio, which represents Duke Energy Ohio’s proportionate share of the unfunded status of the Duke Energy other post-retirement benefit plans, was approximately $70 million and $138 million, respectively, of which approximately $68 million and $136 million, respectively, is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets at December 31, 2008 and 2007, and approximately $2 million is recognized in Other within Current Liabilities on the Consolidated Balance Sheets at December 31, 2008 and 2007.

Duke Energy did not make any contributions to its other post-retirement plans in 2008. Duke Energy made contributions to its other post-retirement benefit plan during 2007 of approximately $32 million to the legacy Cinergy other post-retirement plans, of which approximately $9 million represents contributions made by Duke Energy Ohio. No amounts were contributed to the legacy Cinergy other post-retirement plans for the nine months ended December 31, 2006 or three months ended March 31, 2006.

Duke Energy Ohio recognized a reduction in regulatory assets and a pre-tax credit to AOCI related to its other post-retirement benefit plans of approximately $32 million and $12 million, respectively, as of December 31, 2008 and a reduction in regulatory assets and a pre-tax credit to AOCI of $2 million and $1 million, respectively, as of December 31, 2007 within the Consolidated Balance Sheets.

An insignificant amount in AOCI will be recognized in net periodic other post-retirement benefit costs in 2009.

Assumptions Used in Duke Energy’s Other Post-retirement Benefits Accounting

	2008	2007	2006
	(percentages)
Benefit Obligations
Discount rate	6.50	6.00	5.75
Net Periodic Benefit Cost
Discount rate(a)	6.00	5.75	5.50-6.00
Expected long-term rate of return on plan assets	8.50	8.50	N/A

(a)	Discount rate for Successor was 6.00% for the nine months ended December 31, 2006. Discount rate for Predecessor was 5.50% for the three months ended March 31, 2006 (see Note 1 for additional information on Predecessor and Successor reporting).

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements—(Continued)

Assumed Health Care Cost Trend Rates

	Medicare Trend Rate		Prescription Drug Trend Rate
	2008	2007	2008	2007
Health care cost trend rate assumed for next year	8.50%	8.00%	11.00%	12.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2013	2013	2022	2022

20. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2008 and 2007, the nine months ended December 31, 2006 and the three months ended March 31, 2006 are as follows:

	Successor(a)			Predecessor(a)
	Year Ended December 31, 2008	Year Ended December 31, 2007	Nine Months Ended December 31, 2006	Three Months Ended March 31, 2006
	(in millions)
Income/(Expense)
Interest income	$27	$29	$15	$8
AFUDC equity	7	4	2	1
Other	—	(1)	—	(1)

Total	$34	$32	$17	$8

(a)	See Note 1 for additional information on Predecessor and Successor reporting.

21. Subsequent Events

For information related to subsequent events related to regulatory matters, commitments and contingencies, and employee benefit obligations, see Notes 4, 18 and 19, respectively.

22. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)
2008
Total operating revenues	$991	$795	$818	$820	$3,424
Operating income (loss)	223	263	(60)	92	518
Income (loss) before extraordinary items	133	157	(54)	51	287
Net income (loss)	133	157	(54)	118	354
2007
Total operating revenues	$916	$763	$955	$821	$3,455
Operating income	74	95	210	104	483
Net income	37	49	118	60	264

There were no extraordinary, significant or unusual items during the first or second quarters of 2008.

During the third quarter of 2008, Duke Energy Ohio recorded the following extraordinary, unusual or infrequently occurring items: an approximate $82 million pre-tax impairment charge related to emission allowances (see Note 11); and pre-tax income of approximately $20 million related to the correction of errors in actuarial valuations related to other post-retirement benefit plans (see Note 19).

During the fourth quarter of 2008, Duke Energy Ohio recorded the following extraordinary, unusual or infrequently occurring item: an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to the reapplication of SFAS No. 71 to certain operations of Commercial Power (see Note 1).

During the first quarter of 2007, Duke Energy Ohio recorded the following extraordinary, unusual or infrequently occurring item: a temporary rate reduction of $2 million due to merger approval obtained from PUCO related to the merger between Duke Energy and Cinergy.

There were no extraordinary, significant or unusual items during the second, third or fourth quarters of 2007.

PART II

DUKE ENERGY OHIO, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions :		Deductions(b)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
Successor(a)
Year Ended December 31, 2008:
Allowance for doubtful accounts	$3	$15	$—	$—	$18
Environmental(c)	8	4	—	1	11
Uncertain tax provisions(d)	10	—	—	10	—
Other(e)	3	10	—	2	11

	$24	$29	$—	$13	$40

Year Ended December 31, 2007:
Injuries and damages	$3	$—	$—	$3	$—
Allowance for doubtful accounts	5	1	—	3	3
Environmental(c)	8	—	—	—	8
Uncertain tax provisions(d)	26	—	—	16	10
Other(e)	11	3	—	11	3

	$53	$4	$—	$33	$24

Nine Months Ended December 31, 2006:
Injuries and damages	$5	$1	$—	$3	$3
Allowance for doubtful accounts	4	4	—	3	5
Environmental(c)	8	—	—	—	8
Uncertain tax provisions(d)	28	3	—	5	26
Other(e)	18	6	—	13	11

	$63	$14	$—	$24	$53

Predecessor(a)
Three Months Ended March 31, 2006:
Injuries and damages	$4	$1	$—	$—	$5
Allowance for doubtful accounts	4	2	—	2	4
Environmental(c)	8	—	—	—	8
Uncertain tax provisions(d)	28	—	—	—	28
Other(e)	21	5	—	8	18

	$65	$8	$—	$10	$63

(a)	See Note 1 for additional information on Predecessor and Successor reporting.
(b)	Principally cash payments and reserve reversals. For 2007, this also includes the impacts from the adoption of FIN 48.
(c)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(d)	Included in Taxes accrued and Interest accrued within Current Liabilities on the Consolidated Balance Sheets. The December 31, 2007 ending balance primarily contains non-income tax reserves.
(e)	Principally mark-to-market and other reserves, included in Unrealized gains on mark-to-market and hedging transactions within Current Assets and Other within Investments and Other Assets, Unrealized losses on mark-to-market and hedging transactions within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2008, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2008, and other than the coal settlements and accounting system transition described below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the fourth quarter 2008, Duke Energy Ohio transitioned coal settlements accounting from one system to an already existing system used for purchased power. This system change is a result of an evaluation of previous systems and related processes to support evolving operational needs, and is not the result of any identified deficiencies in the previous systems. Duke Energy Ohio reviewed the implementation effort as well as the impact on Duke Energy Ohio’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address the system transition.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy Ohio’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Duke Energy Ohio’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy Ohio’s management, including the Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of Duke Energy Ohio’s internal control over financial reporting as of December 31, 2008 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

This annual report does not include an attestation report of Deloitte & Touche LLP, Duke Energy Ohio’s registered independent public accounting firm, regarding internal control over financial reporting. Management’s report was not subject to attestation by Deloitte & Touche LLP pursuant to temporary rules of the SEC that permit Duke Energy Ohio to provide only management’s report in this annual report.

PART III

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, “Deloitte”) provided professional services to Duke Energy Corporation (Duke Energy) and its consolidated subsidiaries for 2008 and 2007. The following table presents the fees that have been allocated to Duke Energy Ohio, Inc. (Duke Energy Ohio) and its subsidiaries as part of corporate governance costs:

	FY 2008	FY 2007
	(in millions)
Audit Fees(a)	$2.3	$2.6
Audit-Related Fees(b)	0.4	0.4
Tax Fees(c)	0.1	0.4

Total Fees:	$2.8	$3.4

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy and are allocated by Duke Energy to Duke Energy Ohio for the audit of the Duke Energy Ohio consolidated financial statements included in Duke Energy Ohio’s annual report on Form 10-K and review of financial statements included in Duke Energy Ohio’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards.
(b)	Audit-Related Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Ohio for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Ohio’s financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(c)	Tax Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Ohio for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including Duke Energy Ohio, that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the SEC’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2008 and 2007 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Year Ended December 31, 2008, Year Ended December 31, 2007, Nine Months Ended December 31, 2006, and the Three Months Ended March 31, 2006

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Cash Flows for the Year Ended December 31, 2008, Year Ended December 31, 2007, Nine Months Ended December 31, 2006, and the Three Months Ended March 31, 2006

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Year Ended December 31, 2008, Year Ended December 31, 2007, Nine Months Ended December 31, 2006, and the Three Months Ended March 31, 2006

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 22 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Year Ended December 31, 2008, Year Ended December 31, 2007, Nine Months Ended December 31, 2006, and the Three Months Ended March 31, 2006

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

(b) Exhibits—See Exhibit Index immediately following the signature page.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 13, 2009

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

Date: March 13, 2009

PART IV

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated.

Exhibit Number
3.1	Amended Articles of Incorporation of Duke Energy Ohio, Inc. effective October 23, 1996 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1996, File No. 1-1232).

3.1.1	Amended Articles of Consolidation, effective October 1, 2006 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2006, File No. 1-1232).

3.2	Regulations of Duke Energy Ohio, Inc., as amended on July 23, 2003 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).

4.1	Original Indenture (First Mortgage Bonds) between Duke Energy Ohio, Inc. and The Bank of New York (as Trustee) dated as of August 1, 1936 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-2374).

4.1.1	Fourteenth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of November 2, 1972 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-60961).

4.1.2	Thirty-third Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of September 1, 1992 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-53578).

4.1.3	Thirty-fourth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of October 1, 1993 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1993, File No. 1-1232).

4.1.4	Thirty-fifth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of January 1, 1994 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-52335).

4.1.5	Thirty-sixth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of February 15, 1994 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-52335).

4.1.6	Thirty-seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of October 14, 1996 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1996, File No. 1-1232).

4.1.7	Thirty-eighth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of February 1, 2001 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended March 31, 2001, File No. 1-1232).

4.1.8	Thirty-ninth Supplemental Indenture dated as of September 1, 2002, between Duke Energy Ohio, Inc. and The Bank of New York, as Trustee (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).

4.2	Repayment Agreement between Duke Energy Ohio, Inc. and The Dayton Power and Light Company dated as of December 23, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1992, File No. 1-1232).

PART IV

Exhibit Number

4.3

Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated as of

September 13, 1995 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1995, File No. 1-1232).

4.4	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated August 1, 2001 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2001, File No. 1-1232).

4.5	Original Indenture (Unsecured Debt Securities) between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of May 15, 1995 (filed with the registration statement on Form 8-A, filed on July 24, 1995, File No. 1-1232).

4.5.1	First Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 1, 1995 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 1995, File No. 1-1232).

4.5.2	Second Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 30, 1995 (filed with the registration statement on Form 8-A, filed on July 24, 1995, File No. 1-1232).

4.5.3

Third Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of October 9, 1997 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended

September 30, 1997, File No. 1-1232).

4.5.4	Fourth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of April 1, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended March 31, 1998, File No. 1-1232).

4.5.5	Fifth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 9, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 1998, File No. 1-1232).

4.5.6	Sixth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of September 15, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).

4.5.7	Seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 15, 2003 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).

4.6	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of September 1, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).

4.7	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series A (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).

4.8	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series B (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).

10.1	Employment Agreement dated February 4, 2004, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy, Indiana, Inc., and James E. Rogers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

PART IV

Exhibit Number

10.2	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.2.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.3	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Donald B. Ingle, Jr. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.4	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.4.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.4.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).

10.5	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.5.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.6	Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc. and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.6.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).

10.7	Deferred Compensation Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/92, File No. 1-1232).

10.8	Split Dollar Insurance Agreement, effective as of May 1, 1993, between Duke Energy Ohio, Inc. and Jackson H. Randolph (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/94, File No. 1-1232).

10.9	Amended and Restated Supplemental Retirement Income Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1995 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/95, File No. 1-1232).

PART IV

Exhibit Number

10.10	Amended and Restated Supplemental Executive Retirement Income Agreement between Duke Energy Ohio, Inc. and certain executive officers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/97, File No. 1-1232).

10.11	Asset Purchase Agreement by and among Duke Energy Indiana, Inc. and Duke Energy Ohio, Inc. and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2005, File No. 1-1232).

10.12	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Ohio, Inc., July 5, 2007, File No. 1-1232, as Exhibit 10.1).

10.12.1	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Ohio, Inc., March 12, 2008, File No. 1-1232, as Exhibit 10.1).

10.13	Keepwell Agreement, dated April 10, 2006, between Duke Capital LLC and Duke Energy Ohio, Inc. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on April 14, 2006, File No. 1-1232).

*12	Computation of Ratio of Earnings to Fixed Charges.

*23.1	Consent of Independent Registered Public Accounting Firm.

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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