Form 10-Q
period 2009-03-31
Duke Energy Ohio, Inc.
filed 2009-05-13
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009 Or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

INDEX

DUKE ENERGY OHIO, INC.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•	State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements;
•	State and federal legislative and regulatory initiatives and rulings that affect cost and investment recovery or have an impact on rate structures;
•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;
•	Industrial, commercial and residential growth or decline in Duke Energy Ohio, Inc.’s (Duke Energy Ohio) service territories, customer base or customer usage patterns;
•	Additional competition in electric markets and continued industry consolidation;
•	The influence of weather and other natural phenomena on Duke Energy Ohio’s operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;
•	The timing and extent of changes in commodity prices and interest rates;
•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;
•	The performance of electric generation facilities;
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

PART I. FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1. Financial Statements.

	Three Months Ended March 31,
	2009	2008
Operating Revenues
Regulated electric	$590	$242
Non-regulated electric and other	116	392
Regulated natural gas	300	357
Total operating revenue	1,006	991
Operating Expenses
Fuel used in electric generation and purchased power—regulated	208	33
Fuel used in electric generation and purchased power—non-regulated	59	144
Cost of natural gas and coal sold	193	250
Operation, maintenance and other	202	182
Depreciation and amortization	103	99
Property and other taxes	78	73
Total operating expenses	843	781
Gains on Sales of Other Assets and Other, net	4	13
Operating Income	167	223
Other Income and Expenses, net	—	9
Interest Expense	35	26
Income Before Income Taxes	132	206
Income Tax Expense	47	73
Net Income	$85	$133

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$26	$27
Receivables (net of allowance for doubtful accounts of $17 at March 31, 2009 and $18 at December 31, 2008)	533	303
Inventory	185	180
Unrealized gains on mark-to-market and hedging transactions	44	51
Other	299	336
Total current assets	1,087	897
Investments and Other Assets
Restricted funds held in trust	10	10
Goodwill	2,360	2,360
Intangibles, net	386	403
Unrealized gains on mark-to-market and hedging transactions	17	17
Other	54	55
Total investments and other assets	2,827	2,845
Property, Plant and Equipment
Cost	10,103	10,047
Less accumulated depreciation and amortization	2,341	2,277
Net property, plant and equipment	7,762	7,770
Regulatory Assets and Deferred Debits
Deferred debt expense	24	23
Regulatory assets related to income taxes	105	103
Other	487	451
Total regulatory assets and deferred debits	616	577
Total Assets	$12,292	$12,089

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	March 31, 2009	December 31, 2008
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$347	$511
Notes payable	279	343
Taxes accrued	128	134
Interest accrued	20	24
Current maturities of long-term debt	27	27
Unrealized losses on mark-to-market and hedging transactions	36	47
Other	100	93
Total current liabilities	937	1,179
Long-term Debt	2,304	1,856
Deferred Credits and Other Liabilities
Deferred income taxes	1,630	1,619
Investment tax credits	13	14
Accrued pension and other post-retirement benefit costs	286	406
Unrealized losses on mark-to-market and hedging transactions	14	15
Asset retirement obligations	34	33
Other	310	297
Total deferred credits and other liabilities	2,287	2,384
Commitments and Contingencies

Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at March 31, 2009 and December 31, 2008	762	762
Additional paid-in capital	5,570	5,570
Retained earnings	466	381
Accumulated other comprehensive loss	(34)	(43)
Total common stockholder’s equity	6,764	6,670
Total Liabilities and Common Stockholder’s Equity	$12,292	$12,089

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$85	$133
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	104	100
Gains on sales of other assets and other	(4)	(13)
Deferred income taxes	26	8
Accrued pension and other post-retirement benefit costs	3	6
Contributions to qualified pension plans	(143)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(16)	(38)
Receivables	16	52
Inventory	(5)	59
Other current assets	33	32
Increase (decrease) in
Accounts payable	(163)	(132)
Taxes accrued	(6)	49
Other current liabilities	(19)	3
Regulatory asset/liability deferrals	7	7
Other assets	33	24
Other liabilities	1	(24)
Net cash (used in) provided by operating activities	(48)	266
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(91)	(133)
Net proceeds from the sales of other assets	—	4
Purchases of emission allowances	(7)	—
Sales of emission allowances	5	12
Notes due from affiliate, net	(243)	—
Net cash used in investing activities	(336)	(117)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	450	—
Redemption of long-term debt	(2)	(2)
Notes payable to affiliate, net	(63)	(142)
Other	(2)	—
Net cash provided by (used in) financing activities	383	(144)
Net (decrease) increase in cash and cash equivalents	(1)	5
Cash and cash equivalents at beginning of period	27	33
Cash and cash equivalents at end of period	$26	$38

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$55	$39

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2007	$762	$5,570	$227	$(32)	$7	$6,534
Net income	—	—	133	—	—	133
Other comprehensive income
Cash flow hedges(a)	—	—	—	2	—	2

Total comprehensive income						135
Balance at March 31, 2008	$762	$5,570	$360	$(30)	$7	$6,669

Balance at December 31, 2008	$762	$5,570	$381	$(15)	$(28)	$6,670
Net income	—	—	85	—	—	85
Other comprehensive income
Cash flow hedges(a)	—	—	—	9	—	9

Total comprehensive income						94
Balance at March 31, 2009	$762	$5,570	$466	$(6)	$(28)	$6,764

(a)	Net of $4 tax expense in 2009 and $1 tax expense in 2008.

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

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Ohio’s Form 10-K for the year ended December 31, 2008.

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

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt hour (MWh) to the number of estimated MWh delivered, but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables on the Consolidated Balance Sheets, primarily relate to wholesale sales at Commercial Power and were approximately $45 million and $41 million, at March 31, 2009 and December 31, 2008, respectively. Additionally, Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable and related collections to Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (SFAS No. 140), and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled revenues of approximately $92 million and $149 million at March 31, 2009 and December 31, 2008, respectively, related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Kentucky were included in the sales of accounts receivable to Cinergy Receivables.

Other Regulatory Assets and Deferred Debits. The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001 and ending December 2010. Accordingly, application of SFAS No. 71,

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

“Accounting for Certain Types of Regulation” (SFAS No. 71), was discontinued for the generation portion of Duke Energy Ohio’s business at that time (see below for subsequent reapplication of SFAS No. 71 to certain portions of Commercial Power’s business). Duke Energy Ohio has a RTC related regulatory asset balance of approximately $123 million and $138 million as of March 31, 2009 and December 31, 2008, respectively, which is classified in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

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

Prior to December 17, 2008, Duke Energy Ohio’s Commercial Power business segment did not apply the provisions of SFAS No. 71 due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As described further below, effective December 17, 2008, the PUCO approved Duke Energy Ohio’s Electric Security Plan (ESP), which resulted in the reapplication of SFAS No. 71 to certain portions of Commercial Power’s operations as of that date.

From January 1, 2005 through December 31, 2008, Duke Energy Ohio, including its Commercial Power business segment, had been operating under a rate stabilization plan (RSP), which was a market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that, upon the expiration of the RSP, there would be a move to full competitive markets. Accordingly, Duke Energy Ohio’s Commercial Power business segment did not apply the provisions of SFAS No. 71 to any of its generation operations prior to December 17, 2008. As discussed further in Note 10, in April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an ESP or a Market Rate Option (MRO). The MRO is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP, and with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The ESP became effective on January 1, 2009.

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

Under the ESP, Duke Energy Ohio bills for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of the automatic recovery of certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Duke Energy Ohio’s Commercial Power business segment began applying SFAS No. 71 to the corresponding RSP riders granting automatic recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow automatic cost recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the criteria of SFAS No. 71. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. Duke Energy Ohio will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its native load generation operations within its Commercial Power business segment.

Despite certain portions of the Ohio native load operations not being subject to the accounting provisions of SFAS No. 71, all of Duke Energy Ohio’s native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to herein as Duke Energy Ohio’s regulated operations. Accordingly, beginning January 1, 2009, these revenues and corresponding fuel and purchased power expenses are recorded in Regulated Electric within Operating Revenues and Fuel Used in Electric Generation and Purchased Power—Regulated within Operating Expenses, respectively, on the Consolidated Statements of Operations.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Franchised Electric and Gas generates, transmits, distributes and sells electricity in southwestern Ohio and northern Kentucky and transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and Duke Energy Kentucky. These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the PUCO and the Kentucky Public Service Commission (KPSC). Substantially all of Franchised Electric and Gas’ operations are regulated and, accordingly, these operations are accounted for under the provisions of SFAS No. 71.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s asset portfolio comprises approximately 7,550 net MW and its generation assets consist of a diversified fuel mix with baseload and mid-merit coal-fired units, as well as combined cycle and peaking natural gas-fired units. Commercial Power’s portfolio includes the five Midwestern gas-fired generation assets that were transferred from Duke Energy in 2006. Through December 31, 2008, most of the generation asset output in Ohio was contracted through the RSP (see Note 10). Effective January 1, 2009, Commercial Power began operating under an ESP, which expires on December 31, 2011. As a result of the approval of the ESP, certain of Commercial Power’s operations reapplied the provisions of SFAS No. 71 effective December 17, 2008. See Notes 1 and 10 for a discussion of the reapplication of the provisions of SFAS No. 71 to certain of Commercial Power’s operations, as well as for further discussion related to the RSP and ESP.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 8).

Duke Energy Ohio’s reportable business segments offer different products and services or operate under different competitive environments and are managed separately as business units. Accounting policies for Duke Energy Ohio’s segments are the same as those described in the Notes to the Consolidated Financial Statements in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2008. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes.

Cash, cash equivalents, and short-term investments, if any, are managed centrally by Cinergy and Duke Energy, so the interest and dividend income on those balances are excluded from the segments’ EBIT.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2009
Franchised Electric and Gas	$540	$80	$52
Commercial Power	466	99	51

Total reportable segments	1,006	179	103
Other	—	(15)	—
Interest expense	—	(35)	—
Interest income and other	—	3	—

Total consolidated	$1,006	$132	$103

Three Months Ended March 31, 2008
Franchised Electric and Gas	$599	$97	$58
Commercial Power	392	145	41

Total reportable segments	991	242	99
Other	—	(18)	—
Interest expense	—	(26)	—
Interest income and other	—	8	—

Total consolidated	$991	$206	$99

(a)	There were no intersegment revenues for the three months ended March 31, 2009 and 2008.

Segment Assets

	March 31, 2009	December 31, 2008
	(in millions)
Franchised Electric and Gas	$6,028	$5,857
Commercial Power	6,459	6,249

Total reportable segments	12,487	12,106
Other	1	17
Eliminations and reclassifications	(196)	(34)

Total consolidated assets	$12,292	$12,089

3. Sales of Other Assets

For the three months ended March 31, 2009 and 2008, the sale of other assets resulted in proceeds of approximately $5 million and $16 million, respectively, and net pre-tax gains of approximately $4 million and $13 million, respectively, recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts primarily relate to Commercial Power’s sales of emission allowances.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

4. Inventory

Inventory consists primarily of coal held for electric generation and materials and supplies and is recorded primarily using the average cost method. Inventory related to Duke Energy Ohio’s regulated operations is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Inventory related to Duke Energy Ohio’s non-regulated operations is valued at the lower of cost or market.

	March 31, 2009	December 31, 2008
	(in millions)
Coal held for electric generation	$95	$89
Materials and supplies	87	88
Natural gas	3	3

Total Inventory	$185	$180

Effective November 1, 2008, Duke Energy Ohio and Duke Energy Kentucky executed agreements with a third party to transfer title of natural gas inventory purchased by Duke Energy Ohio and Duke Energy Kentucky to the third party. Under the agreements, the gas inventory will be stored and managed for Duke Energy Ohio and Duke Energy Kentucky and will be delivered on demand. The gas storage agreements will expire on October 31, 2009, unless extended by the third party for an additional 12 months. As a result of the agreements, the combined natural gas inventory of approximately $18 million and $81 million being held by a third party as of March 31, 2009 and December 31, 2008, respectively, has been classified as Other within Current Assets on the Consolidated Balance Sheets.

5. Debt and Credit Facilities

First and Refunding Mortgage Bonds. In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance will be used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

Money Pool. Duke Energy Ohio and its wholly-owned subsidiary, Duke Energy Kentucky, receive support for their short-term borrowing needs through their participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Ohio and Duke Energy Kentucky separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables of Duke Energy Ohio and Duke Energy Kentucky, as each of these entities independently participate in the money pool. As of March 31, 2009, Duke Energy Ohio and Duke Energy Kentucky had combined net receivables of approximately $243 million, which is classified within Receivables in the accompanying Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Ohio and Duke Energy Kentucky had combined net borrowings of approximately $63 million, which is classified within Notes Payable in the accompanying Consolidated Balance Sheets. The $243 million increase in receivables during the three months ended March 31, 2009 is reflected in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. In addition, the $63 million decrease in payables during the three months ended March 31, 2009 is reflected in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. The total credit facility capacity under Duke Energy’s master credit facility is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to maximum cap limitation, at any time. At March 31, 2009, Duke Energy Ohio and Duke Energy Kentucky had borrowing sub limits under Duke Energy’s master credit facility of $650 million and $100 million, respectively. The amount available to Duke Energy Ohio and Duke Energy Kentucky under their sub limits to Duke Energy’s master credit facility has been reduced by drawdowns of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

At March 31, 2009, Duke Energy and its wholly-owned subsidiaries, including Duke Energy Ohio and Duke Energy Kentucky, had outstanding borrowings of approximately $750 million under Duke Energy’s master credit facility, of which Duke Energy Ohio’s and Duke Energy Kentucky’s portions are approximately $279 million and $74 million, respectively. The loans, which are revolving credit loans, bear interest at one-month London Interbank Offered Rate (LIBOR) plus an applicable spread ranging from 19 to 24 basis points and are due in

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

September 2009; however, Duke Energy Ohio and Duke Energy Kentucky have the ability under the master credit facility to renew the loan up through the date the master credit facility matures, which is in June 2012. As Duke Energy Kentucky has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility, Duke Energy Kentucky’s borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at March 31, 2009. Since Duke Energy Ohio does not have the intent to refinance these obligations on a long-term basis, Duke Energy Ohio’s borrowing is reflected in Notes Payable within Current Liabilities on the Consolidated Balance Sheets at March 31, 2009. These borrowings reduce Duke Energy Ohio’s and Duke Energy Kentucky’s available credit capacity under Duke Energy’s Master Credit Facility, as discussed above.

At both March 31, 2009 and December 31, 2008, approximately $146 million of certain pollution control bonds, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis. Of the $146 million of pollution control bonds outstanding at March 31, 2009, approximately $84 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility.

Restrictive Debt Covenants. Duke Energy’s debt and credit agreement contains various financial and other covenants. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2009, Duke Energy, Duke Energy Ohio and Duke Energy Kentucky were in compliance with all covenants that would impact Duke Energy Ohio’s or Duke Energy Kentucky’s ability to borrow funds under the debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

6. Employee Benefit Obligations

Duke Energy Ohio participates in pension and other post-retirement benefit plans sponsored by Cinergy. Net periodic pension cost discussed below for qualified and other post-retirement benefit plans represents the allocated cost of the respective pension plan for the periods presented. However, portions of the net periodic pension cost discussed below have been capitalized as a component of property, plant and equipment. Duke Energy Ohio’s net periodic benefit costs as allocated by Cinergy were as follows:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008
	(in millions)
Qualified Pension Benefits(a)	$1	$2
Other Post-retirement Benefits(b)	$—	$3

(a)	These amounts exclude approximately $1 million of regulatory asset amortization resulting from purchase accounting adjustments in connection with Duke Energy’s merger with Cinergy in April 2006 for each of the three months ended March 31, 2009 and 2008.
(b)	These amounts exclude approximately $1 million and an insignificant amount of regulatory asset amortization resulting from purchase accounting adjustments in connection with Duke Energy’s merger with Cinergy in April 2006 for the three months ended March 31, 2009 and 2008, respectively.

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy Ohio made a cash contribution of approximately $143 million, which represented its proportionate share of an approximate $500 million total contribution to Cinergy’s and Duke Energy’s qualified pension plans. Duke Energy did not make contributions to the legacy Cinergy qualified or non-qualified pension plans during the three months ended March 31, 2008. Duke Energy does not anticipate making additional contributions to the legacy Cinergy qualified or non-qualified pension plans during the remainder of 2009. Cinergy also sponsors employee savings plans that cover substantially all employees. Duke Energy Ohio expensed pre-tax employer matching contributions of approximately $1 million for each of the three months ended March 31, 2009 and 2008.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

7. Goodwill and Intangibles

Goodwill

The carrying amount of goodwill as of both March 31, 2009 and December 31, 2008 was approximately $2,360 million, of which approximately $1,206 million was reflected in the Commercial Power segment and approximately $1,154 million was reflected in the Franchised Electric and Gas segment.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Emission allowances	$228	$239
Gas, coal and power contracts	271	271
Other	9	9

Total gross carrying amount	508	519

Accumulated amortization—gas, coal and power contracts	(116)	(111)
Accumulated amortization—other	(6)	(5)

Total accumulated amortization	(122)	(116)

Total intangible assets, net	$386	$403

Emission allowances in the table above include emission allowances which were recorded at the then fair value on the date of Duke Energy’s merger with Cinergy in April 2006 and emission allowances purchased by Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the three months ended March 31, 2009 is as follows:

(in millions)
Gross carrying value at beginning of period	$239
Purchases of emission allowances	7
Sales and consumption of emission allowances(a)(b)	(18)

Gross carrying value at end of period	$228

(a)	Carrying values of emission allowances are recognized via a charge to expense when consumed. Carrying values of emission allowances sold or consumed during the three months ended March 31, 2008 was approximately $16 million.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power during the three months ended March 31, 2009 and 2008.

Amortization expense for gas, coal and power contracts and other intangible assets for both the three months ended March 31, 2009 and 2008 was approximately $6 million.

Intangible Liabilities

In connection with the Duke Energy and Cinergy merger, Duke Energy Ohio recorded an intangible liability of approximately $113 million associated with the RSP in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008. This liability became fully amortized in the fourth quarter of 2008. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the Duke Energy and Cinergy merger. The carrying amount of these intangible liabilities associated with other power sale contracts was approximately $15 million and $16 million at March 31, 2009 and December 31, 2008, respectively. During the three months ended March 31, 2009 and 2008, Duke Energy Ohio amortized approximately $1 million and $18 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

8. Related Party Transactions

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008 are as follows:

	March 31, 2009(a)	December 31, 2008(a)
	(in millions)
Current assets(b)	$52	$55
Non-current assets(c)	$4	$5
Current liabilities(d)	$(63)	$(138)
Non-current liabilities(e)	$(5)	$(4)
Net deferred tax liabilities(f)	$(1,546)	$(1,519)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2009, approximately $38 million is classified as Receivables, approximately $2 million is classified as Unrealized gains on mark-to-market and hedging transactions within Current Assets and approximately $12 million is classified as Other within Current Assets. Of the balance at December 31, 2008, approximately $18 million is classified as Receivables, approximately $2 million is classified as Unrealized gains on mark-to-market and hedging transactions within Current Assets and approximately $35 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balances at March 31, 2009 and December 31, 2008 are classified as Unrealized gains on mark-to-market and hedging transactions within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at March 31, 2009, approximately $(56) million is classified as Accounts payable, approximately $(3) million is classified as Taxes accrued and approximately $(4) million is classified as Unrealized losses on mark-to-market and hedging transactions within Current Liabilities on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(133) million is classified as Accounts payable, approximately $(2) million is classified as Taxes accrued and approximately $(3) million is classified as Unrealized losses on mark-to-market and hedging transactions within Current Liabilities on the Consolidated Balance Sheets.
(e)	The balances at March 31, 2009 and December 31, 2008 are classified as Unrealized losses on mark-to-market and hedging transactions within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at March 31, 2009, approximately $(1,595) million is classified as Deferred income taxes and approximately $49 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(1,580) million is classified as Deferred income taxes and approximately $61 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2009 and 2008, Duke Energy Ohio recorded governance and shared services expenses of approximately $100 million and $61 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Ohio incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $4 million for each of the three months ended March 31, 2009 and 2008. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost. Rental income and other cost recoveries were approximately $2 million for each of the three months ended March 31, 2009 and 2008.

Duke Energy Ohio participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 6). Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $296 million at March 31, 2009 and approximately $416 million at December 31, 2008. These amounts have been classified in the Consolidated Balance Sheets as follows:

	March 31, 2009	December 31, 2008
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$286	$406
Other deferred credits and other liabilities	$5	$5

As discussed in Note 1, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Sheets and was approximately $154 million and $174 million as of March 31, 2009 and December 31, 2008, respectively. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $5 million and $8 million for the three months ended March 31, 2009 and 2008, respectively.

As discussed further in Note 5, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of March 31, 2009, Duke Energy Ohio was in a receivable position of approximately $243 million. As of December 31, 2008, Duke Energy Ohio was in a payable position of approximately $63 million. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008 were insignificant and approximately $1 million, respectively.

9. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Ohio manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Ohio closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments are designated as hedging instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy Ohio (hereinafter referred to as undesignated contracts). Duke Energy Ohio’s primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with Duke Energy Ohio’s variable-rate and fixed-rate borrowings.

SFAS No. 133 requires the recognition of all derivative instruments as either assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with SFAS No. 133, Duke Energy Ohio may elect to designate qualifying commodity and interest rate derivatives as either cash flow hedges or fair value hedges.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings, to the extent effective, in the current period. Duke Energy Ohio includes the gain or loss on the hedged items in the same line item as the offsetting loss or gain on the derivative in the Consolidated Statements of Operations. Additionally, Duke Energy Ohio enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. These derivative instruments are typically reflected on the Consolidated Balance Sheets at fair value with changes in the value of the derivative instrument reflected in regulatory assets or liabilities, as discussed below, or, if appropriate, in current earnings.

As Duke Energy Ohio’s regulated operations within its Franchised Electric and Gas and Commercial Power business segments apply the provisions of SFAS No. 71, certain gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values associated with these derivative contracts.

Commodity Price Risk

Duke Energy Ohio is exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (sulfur dioxide (SO2), seasonal nitrogen oxide (NOX) and annual NOX) as a result of its energy operations such as electric generation and natural gas distribution. With respect to commodity price risks associated with electric generation, Duke Energy Ohio is exposed to changes including, but not limited to, the cost of coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at Duke Energy Ohio’s coal fired power plants. Duke Energy Ohio closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy Ohio’s exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Commodity derivatives associated with the risk management of Duke Energy Ohio’s energy operations are accounted for as either cash flow hedges or fair value hedges if the derivative instrument qualifies as a hedge under SFAS No. 133, or as an undesignated contract if either the derivative instrument does not qualify as a hedge or Duke Energy Ohio has elected to not designate the contract as a hedge. Additionally, Duke Energy Ohio enters into various contracts that qualify for the normal purchase and normal sales (NPNS) exception described in paragraph 10 of SFAS No. 133, as amended. Duke Energy Ohio primarily applies the NPNS exception to contracts within the Franchised Electric and Gas and Commercial Power business segments that relate to the physical delivery of electricity over the next 5 years.

Commodity Fair Value Hedges. At March 31, 2009, Duke Energy Ohio did not have any open commodity derivative instruments that were designated as fair value hedges under SFAS No. 133.

Commodity Cash Flow Hedges. Duke Energy Ohio uses commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses. Duke Energy Ohio generally uses commodity cash flow hedges to mitigate exposures to the price variability of the underlying commodities for a maximum period of 1 year.

Undesignated Contracts. Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of March 31, 2009 are primarily associated with forward power sales and coal purchases, as well as forward SO2 emission allowances, for the Commercial Power and Franchised Electric and Gas business segments.

Interest Rate Risk

Duke Energy Ohio is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Ohio may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. All of Duke Energy Ohio’s derivative instruments related to interest rate risk are categorized as undesignated contracts. At March 31, 2009, the total notional amount of Duke Energy Ohio’s receive variable/pay-fixed interest rate swaps was approximately $27 million.

Volumes

The following table shows information relating to the volume of Duke Energy Ohio’s derivative activity as of March 31, 2009. Amounts disclosed represent the notional volumes of commodities and the notional dollar amounts of debt subject to derivative contracts accounted for at fair value in accordance with SFAS No. 133. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Ohio has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

March 31, 2009
Commodity contracts
Electricity-energy (Gigawatt hours)	4,370
Electricity-capacity (Gigawatt months)	2
Emission allowances: SO2 (thousands of tons)	18
Emission allowances: NOX (thousands of tons)	4
Natural gas (millions of decatherms)	9
Coal (millions of tons)	3

Financial contracts
Interest rates (dollars in millions)	$27

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows fair value amounts of derivative contracts as of March 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives reflected in the Consolidated Balance Sheets

	March 31, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives designated as hedging instruments under SFAS No. 133
Commodity contracts
Investments and Other Assets: Other	$1	$—
Current Liabilities: Other	—	4

Total derivatives designated as hedging instruments under SFAS No. 133	$1	$4

Derivatives not designated as hedging instruments under SFAS No. 133
Commodity contracts
Current Assets: Other	$55	$12
Investments and Other Assets: Other	23	6
Current Liabilities: Other	223	326
Deferred Credits and Other Liabilities: Other	23	121
Interest rate contracts
Current Liabilities: Other	—	1
Deferred Credits and Other Liabilities: Other	—	6

Total derivatives not designated as hedging instruments under SFAS No. 133	$324	$472

Total Derivatives	$325	$476

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three months ended March 31, 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-tax Losses Recognized in Comprehensive Income

Three Months Ended March 31, 2009
(in millions)
Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric and other	$(7)
Fuel used in electric generation and purchased power-non-regulated	(6)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(13)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

The effective portion of gains on cash flow hedges that were recognized in AOCI during the three months ended March 31, 2009 were insignificant. In addition, there was no hedge ineffectiveness during the three months ended March 31, 2009. No gains or losses have been excluded from the assessment of hedge effectiveness. As of March 31, 2009, approximately $11 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheets in AOCI are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three months ended March 31, 2009 and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets.

Undesignated Hedges—Location and Amount of Pre-tax Gains and (Losses)

Recognized in Income or as Regulatory Assets

Three Months Ended March 31, 2009
(in millions)
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	$8
Fuel used in electric generation and purchased power-non-regulated	(8)

Total Pre-tax Gains and (Losses) Recognized in Earnings	$—

Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$(77)
Interest rate contracts
Regulatory Asset	1

Total Pre-tax Losses Recognized as Regulatory Assets	$(76)

Certain of Duke Energy Ohio’s derivative contracts contain contingent credit features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a downgrade of Duke Energy Ohio’s credit rating below investment grade.

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at March 31, 2009.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

March 31, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$440
Collateral Already Posted	$219
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$26

Netting of cash collateral and derivative assets and liabilities under master netting arrangements. In accordance with FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No 39, Offsetting of Amounts Related to Certain Contracts” (FSP No. FIN 39-1), Duke Energy Ohio offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At March 31, 2009 and December 31, 2008, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of approximately $162 million and $85 million, respectively, and had payables related to obligations to return cash collateral of an insignificant amount, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Ohio had $60 million and approximately $57 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at March 31, 2009 and December 31, 2008, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Exchange (NYMEX) futures contracts. Duke Energy Ohio had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at March 31, 2009 and December 31, 2008.

See Note 12 for additional information on fair value disclosures related to derivatives required by SFAS No. 157, “Fair Value Measurements” (SFAS No. 157).

10. Regulatory Matters

Franchised Electric and Gas.

Rate Related Information. The KPSC approves rates for retail electric and gas services within the Commonwealth of Kentucky. The PUCO approves rates and market prices for retail gas and electric service within the state of Ohio, except that non-regulated sellers of gas and electric generation also are allowed to operate in Ohio (see “Commercial Power” below). The FERC approves rates for electric sales to wholesale customers served under cost-based and market-based rates.

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) was passed on April 23, 2008 and signed by the Governor of Ohio on May 1, 2008. The new law codifies the PUCO’s authority to approve an electric utility’s standard service offer through an ESP, which would allow for pricing structures similar to those under the historic RSP. Electric utilities are required to file an ESP and may also file an application for a MRO at the same time. The MRO is a price determined through a competitive bidding process. If a MRO price is approved, the utility would blend in the RSP or ESP price with the MRO price over a six- to ten-year period, subject to the PUCO’s discretion. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that the utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce 22% of a utility’s load by 2025. The utility’s earnings under the ESP can be subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an exempt wholesale generator absent PUCO approval.

On July 31, 2008, Duke Energy Ohio filed a new generation pricing formula to be effective January 1, 2009, when the current RSP expired. Among other things, the plan provides pricing mechanisms for compensation related to the advanced energy, renewable energy supply and energy efficiency portfolio standards established by SB 221.

On October 27, 2008, Duke Energy Ohio filed a Stipulation and Recommendation (Stipulation) for consideration by the PUCO regarding Duke Energy Ohio’s July 31, 2008 ESP filing. The Stipulation reflects agreement on all but two issues in this proceeding and was filed with the support of most of the parties to this proceeding. In addition to the Stipulation, the ability for residential governmental aggregation customers to avoid certain charges and to receive a shopping credit was presented to the PUCO for a ruling. Parties to this proceeding who did not support the Stipulation were free to litigate any, or all, issues.

The Stipulation agrees to a net increase in base generation revenues of approximately $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including termination of the residential and non-residential RTC. Such amounts result in a residential net rate increase of 2% in 2009 and in 2010, and a non-residential net rate increase of 2% in 2009, 2010 and 2011. The Stipulation also allows the recovery of expenditures incurred to deploy SmartGrid infrastructure modernization technology on the distribution system. The recovery of such expenditures, net of savings, is subject to an annual residential revenue cap. Further, the Stipulation allows for the implementation of a new energy efficiency compensation model, referred to as save-a-watt, to achieve the energy efficiency mandate pursuant to the recent electric energy legislation. The criteria customers must meet to be exempt from Duke Energy Ohio’s program was also presented to the PUCO for a ruling in this case. Also, under the Stipulation, Duke Energy Ohio may defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station and amortize such costs over a three-year period.

The ESP hearing occurred on November 10, 2008. On December 17, 2008, the PUCO issued its finding and order resolving the two litigated issues and adopting a modified Stipulation. Specifically, the PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges. Applications for rehearing of the PUCO’s decision have been filed by environmental groups and a residential customer advocate group. On February 11, 2009, the PUCO issued an Entry denying the rehearing requests. On April 13, 2009, the Office of the Ohio Consumers’ Counsel (OCC) filed a notice of appeal to the Ohio Supreme Court, challenging the

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

PUCO’s interpretation of the system-reliability-adjustment capacity dedication rider (SRA-CD). The OCC claims that the PUCO incorrectly determined that SRA-CD is unavoidable for residential governmental aggregation customers. Duke Energy Ohio has moved to intervene as an appellee in the proceeding.

As discussed further below within “Commercial Power” and in Note 1, as a result of the approval of the ESP, effective December 17, 2008, Commercial Power reapplied the provisions of SFAS No. 71 to certain portions of its operations.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. The staff of the PUCO issued a Staff Report in December 2007 recommending an increase of approximately $14 million to $20 million in revenue. The Staff Report also recommended approval for Duke Energy Ohio to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and Ohio Partners for Affordable Energy (OPAE) filed Applications for Rehearing opposing the rate design. On July 23, 2008, the Ohio Commission issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008, respectively, the OCC and OPAE filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue. Merit briefs were filed with the Ohio Supreme Court on February 2, 2009. On April 17, 2009, and after providing the required notice to the PUCO, the OCC filed a motion to stay implementation of Stage 3 of the rate design, which was approved to take effect on June 1, 2009. Duke Energy Ohio filed a memorandum in opposition to this request on April 27, 2009. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision of May 28, 2008.

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it will seek a rate increase for electric delivery service of approximately $86 million, or 4.8% on total electric revenues, to be effective in the second quarter of 2009. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm. On January 14, 2009, the PUCO granted Duke Energy Ohio’s deferral request. Accordingly, a regulatory asset was recorded as of December 31, 2008 for $31 million. On March 31, 2009, Duke Energy Ohio and Parties to the case filed a Stipulation and Recommendation which settles all issues in the case. The Stipulation provides for a revenue increase of $55.3 million or approximately a 2.9% overall increase. The Parties also agreed that Duke Energy Ohio will recover any approved costs associated with the September 14, 2008 wind storm restoration through a separate rider recovery mechanism. Duke Energy Ohio agreed to file a separate application to set the rider and the PUCO will review the request and determine the appropriate amount of storm costs that should be recovered. The Stipulation includes, among other things, a weatherization and energy efficiency program, and recovery of uncollectible expenses through a rider mechanism. The Stipulation is subject to approval by the PUCO.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, which were approved prior to enactment of KRS 278.509. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Per the KPSC order, Duke Energy Kentucky collected these revenues subject to refund pending the final outcome of this litigation. Duke Energy Kentucky and the KPSC have requested that the Kentucky Court of Appeals grant a rehearing of its decision. On February 5, 2009, the Kentucky Court of Appeals denied the rehearing requests of both Duke Energy Kentucky and the KPSC. Duke Energy Kentucky filed a motion for discretionary review to the Kentucky Supreme Court on March 9, 2009. At this time, Duke Energy Kentucky cannot predict whether the Kentucky Supreme Court will accept the case for review.

Energy Efficiency. On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). The DSM programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs are recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO. Duke Energy Ohio filed the save-a-watt Energy Efficiency Plan as part of its ESP filed with the PUCO on July 31, 2008 (discussed above). A Stipulation and Recommendation for consideration by the PUCO regarding Duke Energy Ohio’s ESP filing, including implementation of save-a-watt, was filed on October 27, 2008. The ESP hearing occurred on November 10, 2008. On December 17, 2008, the PUCO approved the ESP, including allowing for the implementation of a new save-a-watt energy efficiency compensation model. However, the PUCO determined that certain non-residential customers may opt out of Duke Energy Ohio’s energy efficiency initiative. Applications for rehearing of this issue were denied by the PUCO and no further appeals of this issue have been taken.

On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level. On December 1, 2008, Duke Energy Kentucky filed an application for a save-a-watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio. Intervenor testimony is due on May 11, 2009. An evidentiary hearing with the KPSC is expected to occur in the third quarter of 2009.

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. As of January 1, 2009, Duke Energy Ohio had approximately 80,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement reached with all intervenors and expected to be completed at the end of 2012.

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

Midwest ISO’s Establishment of an Ancillary Services Market (ASM). On February 25, 2008, the FERC conditionally accepted the Midwest ISO proposal to implement a day-ahead and real-time ASM, including a scarcity pricing proposal. By approving the ASM proposal, the FERC essentially approved the transfer and consolidation of balancing authority for the entire Midwest ISO area. This will allow the Midwest ISO to determine operating reserve requirements and procure operating reserves from all qualified resources from an organized market, in place of the current system of local management and procurement of reserves by the 24 balancing authorities in the Midwest ISO area. The Midwest ISO launched the ASM on January 6, 2009.

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

FERC 203 Application. On April 23, 2008 (supplemented on May 6, 2008), Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The FERC filing, if approved, does not obligate Duke Energy to make the transfer of the electric generating facilities, and does not impact Duke Energy Ohio’s current rates. On October 10, 2008, Duke Energy Ohio and affiliates filed a notice with the FERC reporting that Duke Energy Ohio was in settlement discussions with all parties in the Ohio proceeding regarding Duke Energy Ohio’s application to establish an ESP, as discussed above. Duke Energy Ohio advised the FERC that it believes that in light of those discussions good cause exists for the FERC to extend the time to consider Duke Energy Ohio’s Section 203 application. On October 17, 2008, the FERC issued an order extending the time for the FERC to act on the application by 180 additional days, and ordered Duke Energy Ohio to inform the FERC of the status of settlement discussions by November 16, 2008. As part of the settlement that was approved by the PUCO on December 17, 2008 (see discussion above) Duke Energy Ohio agreed to withdraw that portion of its application for approval related to the transfer of its generating facilities designated to serve Ohio customers and the PUCO approved of the transfer for the remaining generating facilities. Duke Energy Ohio filed a new application requesting FERC approval to transfer to affiliate companies only the remaining generating facilities not designated to serve Ohio customers, which was conditionally approved by the FERC on February 19, 2009. As a condition of approval, the FERC requires that all acquisition premiums related to generating assets being transferred to an affiliate of Duke Energy be removed from Duke Energy Ohio’s financial statements when Duke Energy Ohio submits its final accounting entries and that any debt associated with the generation assets being transferred be transferred to the generating facility before Duke Energy Ohio submits its final accounting entries. In addition, the FERC will hold Duke Energy Ohio to its commitments to not pay taxes associated with the proposed transaction, to maintain a minimum equity to total capital ratio of 30%, and to retain an amount of debt that will accommodate the preservation of Duke Energy Ohio’s current credit ratings.

PJM Interconnection Reliability Pricing Model (RPM) Buyers’ Complaint. On May 30, 2008, a group of public utility commissions, state consumer counsels, industrial power customers and load serving entities, known collectively as the RPM Buyers, filed a complaint at the FERC. The complaint asks the FERC to find that the results of the three transitional base residual auctions conducted by PJM to procure capacity for its RPM capacity market during the years 2008-2011 are unjust and unreasonable because, allegedly, they have produced excessive capacity prices, have failed to prevent suppliers from exercising market power, and have not produced benefits commensurate with costs. In their complaint, the RPM Buyers propose revised, administratively determined auction clearing prices. Certain Duke Energy Ohio revenues during the years 2008-2011 are at risk, as Duke Energy Ohio planned to supply capacity to this market. On July 11, 2008, Duke Energy Ohio filed a response to the complaint with the FERC. On September 19, 2008, the FERC issued an Order denying and dismissing the RPM Buyer’s complaint, finding that, for the transition auctions, no party violated PJM’s tariff and the prices determined during the auctions were in accordance with the tariff provisions governing the auctions. On October 20, 2008, the RPM Buyers filed a Request for Rehearing with the FERC that raised the same issues as in the initial complaint that was denied by the FERC.

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

Remediation Activities. Duke Energy Ohio and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Ohio operations, sites formerly owned or used by Duke Energy Ohio entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Ohio or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Ohio may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. During 2009, it is reasonably possible that Duke Energy Ohio will incur costs associated with remediation activities at certain of its sites.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Three of six coal-fired generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the plaintiff that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the three affected facilities. Because of the wide range of potential outcomes, Duke Energy Ohio is unable to estimate its costs to comply at this time.

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

Duke Energy Ohio plans to spend approximately $85 million between 2009 and 2013 to comply with Phase 1 of the CAIR. Duke Energy Ohio is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. Duke Energy Ohio received partial recovery of depreciation and financing costs related to environmental compliance projects for 2005-2008 through its RSP and continues to be able to recover a portion of these costs through the ESP.

Coal Combustion Product (CCP) Management. Duke Energy Ohio currently estimates that it will spend approximately $68 million over the period 2009-2013 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems.

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

Extended Environmental Activities and Accruals. Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $11 million as of both March 31, 2009 and December 31, 2008. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable.

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

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA at Duke Energy Ohio’s W.C. Beckjord and Miami Fort Stations. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy and Duke Energy Ohio. Additionally, the plaintiffs had claimed that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan (SIP) provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station.

On October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Ohio was not previously found liable. That trial began on May 11, 2009. The remedy trial for violations already established at the W.C. Beckjord Station was held during the week beginning February 2, 2009. The parties are awaiting a decision from the trial court.

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

Zimmer Generating Station (Zimmer Station) Lawsuit. In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to Duke Energy Ohio’s Zimmer Station, brought a purported class action in the U.S. District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against Duke Energy Ohio for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated. On December 28, 2006, the District Court certified this case as a class action. In March 2009, a settlement in principle was reached with the class plaintiffs, subject to execution of a definitive settlement document and approval by the court. The settlement, as currently structured, will not have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

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

Ohio Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio denies the allegations made in the lawsuit. Following Duke Energy Ohio’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs now contend that the contracts at issue were an illegal rebate which violate antitrust and Racketeer Influenced and Corrupt Organizations (RICO) statutes. Defendants have again moved to dismiss the claims. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs have filed a motion to alter or set aside the judgment.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

final disposition of these proceedings will not have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of both March 31, 2009 and December 31, 2008, Duke Energy Ohio has recorded insignificant reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

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

12. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Ohio adopted SFAS No. 157. Through December 31, 2008, Duke Energy Ohio’s adoption of SFAS No. 157 was limited to financial instruments and to non-financial derivatives as, in February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. There was no cumulative effect adjustment to retained earnings for Duke Energy Ohio as a result of the adoption of SFAS No. 157.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following tables provide the fair value measurement amounts for assets and liabilities recorded in both current and non-current unrealized gains on mark-to-market and hedging transactions and unrealized losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at March 31, 2009 and December 31, 2008. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 9.

	Total Fair Value Amounts at March 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative Assets	$61	$9	$—	$52
Derivative Liabilities	(212)	(162)	(7)	(43)

Net (Liabilities) Assets	$(151)	$(153)	$(7)	$9

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative Assets	$68	$9	$—	$59
Derivative Liabilities	(147)	(88)	(8)	(51)

Net (Liabilities) Assets	$(79)	$(79)	$(8)	$8

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Balance at January 1, 2009	$8
Total pre-tax realized or unrealized gains included in earnings:
Fuel used in electric generation and purchased power-non-regulated	1
Total pre-tax gains included in other comprehensive income	1
Net purchases, sales, issuances and settlements	(5)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	4

Balance at March 31, 2009	$9

Pre-tax (losses) gains included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2009:
Revenue, non-regulated electric, and other	$(5)
Fuel used in electric generation and purchased power-non-regulated	18

Total	$13

Balance at January 1, 2008	$(22)
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric and other	8
Total pre-tax losses included in other comprehensive income	(3)
Net purchases, sales, issuances and settlements	(8)

Balance at March 31, 2008	$(25)

Pre-tax gains included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2008:
Revenue, non-regulated electric and other	$1

Total	$1

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

Fair Value Disclosures Required Under FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The fair value of financial instruments, excluding financial assets included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of March 31, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy Ohio could have realized in current markets.

	As of March 31, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$2,331	$2,130	$1,883	$1,729

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to March 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

SFAS No. 141 (revised 2007), “Business Combinations” (SFAS No. 141R). In December 2007, the FASB issued SFAS No. 141R, which replaces SFAS No. 141, “Business Combinations.” SFAS No. 141R retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Ohio, SFAS No. 141R must be applied prospectively to business combinations for which the acquisition date occurs on or after January 1, 2009. The impact to Duke Energy Ohio of applying SFAS No. 141R for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of SFAS No. 141R. Additionally, SFAS No. 141R changes the accounting for income taxes related to prior business combinations.

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment to FASB Statement No. 133” (SFAS No. 161). In March 2008, the FASB issued SFAS No. 161, which amends and expands the disclosure requirements for derivative instruments and hedging activities prescribed by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 161 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Ohio adopted SFAS No. 161 as of January 1, 2009. The adoption of SFAS No. 161 did not have any impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position. See Note 9 for the disclosures required under SFAS No. 161.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Changes to Unrecognized Tax Benefits

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2009	$15

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	3
Gross decreases—tax positions in prior periods	(1)
Settlements	(5)

Total Changes	(3)

Unrecognized Tax Benefits—March 31, 2009	$12

At March 31, 2009, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. Duke Energy Ohio does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Ohio has the following tax years open:

Jurisdiction	Tax Years
Federal	2005 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

The effective tax rate for the three months ended March 31, 2009 was approximately 35.4% as compared to the effective tax rate of approximately 35.7% for the same period in 2008.

As of March 31, 2009 and December 31, 2008, approximately $63 million and $64 million, respectively, of deferred income taxes were included in Other within Current Assets on the Consolidated Balance Sheets. At March 31, 2009 and December 31, 2008, these balances exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $40 million and $39 million for the three months ended March 31, 2009 and 2008, respectively.

15. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable and related collections to Cinergy Receivables. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140 and, accordingly, the transfers of receivables are accounted for as sales.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $154 million and $174 million at March 31, 2009 and December 31, 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions, which is the source of funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at March 31, 2009 and December 31, 2008.

In 2008, Cinergy Receivables and Duke Energy Ohio and Duke Energy Kentucky amended the governing purchase and sale agreement to allow Cinergy Receivables to convey its bankrupt receivables to the applicable originator for consideration equal to the fair market value of such receivables as of the disposition date. The amount of bankrupt receivables sold is limited to 1% of aggregate sales of the originator during the most recently completed 12 month period. Cinergy Receivables and Duke Energy Ohio and Duke Energy Kentucky completed a sale under this amendment in 2008.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Ohio and Duke Energy Kentucky retain servicing responsibilities for their role as collection agents on the amounts due on the sold receivables. However, Cinergy Receivables assumes the risk of collection on the purchased receivables without recourse to Duke Energy Ohio and Duke Energy Kentucky in the event of a loss. While no direct recourse to Duke Energy Ohio and Duke Energy Kentucky exists, these entities risk loss in the event collections are not sufficient to allow for full recovery of their retained interests. No servicing asset or liability is recorded since the servicing fee paid to Duke Energy Ohio approximates a market rate.

The carrying value of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for 2009 were an anticipated credit loss ratio of 0.7%, a discount rate of 2.8% and a receivable turnover rate of 12.5%. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to Duke Energy Ohio’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the three months ended March 31, 2009:

Three Months Ended March 31, 2009
(in millions)
Receivables sold as of March 31,	$441
Less: Retained interests	154

Net receivables sold as of March 31,	$287

Sales
Receivables sold	$958
Loss recognized on sale	8

Cash flows
Cash proceeds from receivables sold	$970
Collection fees received	—
Return received on retained interests	5

The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR rate plus a fixed rate of 2.39%.

16. Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 10 and 11, respectively.

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

DUKE ENERGY OHIO

	Three Months Ended March 31,
	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$1,006	$991	$15
Operating expenses	843	781	62
Gains on sales of other assets and other, net	4	13	(9)

Operating income	167	223	(56)
Other income and expenses, net	—	9	(9)
Interest expense	35	26	9

Income before income taxes	132	206	(74)
Income tax expense	47	73	(26)

Net income	$85	$133	$(48)

Net Income

The $48 million decrease in Duke Energy Ohio’s Net Income was primarily due to the following factors:

Operating Revenues. The increase was primarily driven by:

•	A $52 million increase in retail electric revenues resulting from higher retail pricing principally related to the implementation of the Electric Security Plan (ESP) in 2009;
•	A $27 million increase in revenues due to higher generation volumes and PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008; and
•

A $23 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $9 million in 2009 compared to losses of $14 million in 2008.

Partially offsetting these increases were:

•	A $47 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales;
•	A $13 million decrease in retail electric revenues resulting from lower retail volumes due to the overall declining economic conditions, which are primarily impacting the industrial sector;
•	A $12 million decrease in wholesale electric revenues due to lower generation margin and hedge realization in 2009 compared to 2008;
•	A $9 million decrease related to native load due to milder weather in 2009 compared to 2008; and
•	A $9 million decrease in retail electric revenues resulting from the expiration of the Ohio electric Regulatory Transition Charge (RTC) for residential customers.

PART I

Operating Expenses. The increase was primarily driven by:

•	A $66 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $8 million in 2009 compared to gains of $58 million in 2008;
•	A $21 million increase in fuel and operating expenses for the Midwest gas-fired assets primarily due to higher generation volumes in 2009 compared to 2008;
•	A $16 million increase in plant maintenance expenses resulting from increased plant outages and maintenance in 2009 compared to 2008; and
•	A $9 million increase in operating and maintenance expenses primarily due to higher storm costs largely driven by the impact of an ice storm in January 2009.

Partially offsetting these increases were:

•	A $52 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced purchases; and
•	A $9 million decrease in regulatory asset amortization resulting from the expiration of the Ohio electric RTC for residential customers.

Gains on Sales of Other Assets and Other, net. The decrease in 2009 as compared to 2008 is attributable to lower gains on sales of emission allowances in 2009 compared to 2008.

Other Income and Expenses, net. The decrease in 2009 as compared to 2008 is primarily attributable to reduced interest income on the subordinated note from Cinergy Receivables Company, LLC, a wholly-owned subsidiary of Cinergy, to which Duke Energy Ohio sells certain of its accounts receivable, resulting from lower interest rates and a reduction in interest income accrued for uncertain income tax positions.

Interest Expense. The increase was primarily due to higher debt balances in the first quarter of 2009 as compared to the same period in 2008.

Income Tax Expense. The decrease was primarily the result of lower pre-tax income.

Matters Impacting Future Results

Duke Energy Ohio evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets.” For further information on key assumptions that impact Duke Energy Ohio’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment in Duke Energy Ohio’s Form 10-K for the year ended December 31, 2008. As of the date of the August 2008 annual impairment test, the fair value of Duke Energy Ohio’s reporting units exceeded their respective carrying values, thus no goodwill impairment charges were recorded. However, management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying values of Duke Energy Ohio’s reporting units have been impaired. Should any such triggering events or circumstances occur in 2009 prior to the annual August 2009 testing date that would more likely than not reduce the fair value of a reporting unit below its carrying value, management would perform an interim detailed impairment test of Duke Energy Ohio’s goodwill and it is possible that goodwill impairment charges could be recorded as a result of these tests. At March 31, 2009, Duke Energy Ohio had goodwill of approximately $2,360 million.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2009 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2009, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect Duke Energy Ohio’s financial condition or future results. Additional risks and uncertainties not currently known to Duke Energy Ohio or that Duke Energy Ohio currently deems to be immaterial also may adversely affect Duke Energy Ohio’s financial condition and/or results of operations.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).

Exhibit Number
4.1	**	Fortieth Supplemental Indenture, dated as of March 23, 2009 to the First Mortgage, dated as of August 1, 1936, between Duke Energy Ohio, Inc. and The Bank of New York Mellon Trust Company, N.A., as successor trustee (filed on Form 8-K of Duke Energy Ohio, March 24, 2009, File No. 1-01232, as Exhibit 4.1).

10.1	**	Underwriting Agreement, dated March 18, 2009, between Duke Energy Ohio, Inc. and Barclays Capital Inc., Deutsche Bank Securities Inc., SunTrust Robinson Humphrey, Inc. and UBS Securities LLC, as representatives of the several underwriters named therein (filed on Form 8-K of Duke Energy Ohio, March 24, 2009, File No. 1-01232, as Exhibit 4.1).

*31.1		Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2		Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*32.1		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*32.2		Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

DUKE ENERGY OHIO, INC.

Date: May 13, 2009	/S/ DAVID L. HAUSER
David L. Hauser Group Executive and Chief Financial Officer

Date: May 13, 2009	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller