Form 10-Q
period 2009-06-30
Duke Energy Ohio, Inc.
filed 2009-08-12
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009 Or

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

INDEX

DUKE ENERGY OHIO, INC.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2009

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1. Financial Statements.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating Revenues
Regulated electric	$558	$228	$1,148	$470
Non-regulated electric and other	84	454	200	846
Regulated natural gas	94	113	394	470
Total operating revenues	736	795	1,742	1,786
Operating Expenses
Fuel used in electric generation and purchased power—regulated	209	34	417	67
Fuel used in electric generation and purchased power—non-regulated	46	136	105	280
Cost of natural gas and coal sold	32	49	225	299
Operation, maintenance and other	195	184	397	366
Depreciation and amortization	94	100	197	199
Property and other taxes	62	62	140	135
Total operating expenses	638	565	1,481	1,346
Gains on Sales of Other Assets and Other, net	1	33	5	46
Operating Income	99	263	266	486
Other Income and Expenses, net	5	6	5	15
Interest Expense	27	23	62	49
Income Before Income Taxes	77	246	209	452
Income Tax Expense	32	89	79	162
Net Income	$45	$157	$130	$290

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$14	$27
Receivables (net of allowance for doubtful accounts of $17 at June 30, 2009 and $18 at December 31, 2008)	291	303
Inventory	197	180
Unrealized gains on mark-to-market and hedging transactions	41	51
Other	321	336
Total current assets	864	897
Investments and Other Assets
Goodwill	2,360	2,360
Intangibles, net	369	403
Unrealized gains on mark-to-market and hedging transactions	14	17
Other	127	65
Total investments and other assets	2,870	2,845
Property, Plant and Equipment
Cost	10,194	10,047
Less accumulated depreciation and amortization	2,393	2,277
Net property, plant and equipment	7,801	7,770
Regulatory Assets and Deferred Debits
Deferred debt expense	24	23
Regulatory assets related to income taxes	108	103
Other	425	451
Total regulatory assets and deferred debits	557	577
Total Assets	$12,092	$12,089

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	June 30, 2009	December 31, 2008
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$318	$511
Notes payable	342	343
Taxes accrued	108	134
Interest accrued	28	24
Current maturities of long-term debt	28	27
Unrealized losses on mark-to-market and hedging transactions	20	47
Other	91	93
Total current liabilities	935	1,179
Long-term Debt	2,315	1,856
Deferred Credits and Other Liabilities
Deferred income taxes	1,730	1,619
Investment tax credits	13	14
Accrued pension and other post-retirement benefit costs	313	406
Unrealized losses on mark-to-market and hedging transactions	11	15
Asset retirement obligations	34	33
Other	285	297
Total deferred credits and other liabilities	2,386	2,384
Commitments and Contingencies

Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at June 30, 2009 and December 31, 2008	762	762
Additional paid-in capital	5,570	5,570
Retained earnings	151	381
Accumulated other comprehensive loss	(27)	(43)
Total common stockholder’s equity	6,456	6,670
Total Liabilities and Common Stockholder’s Equity	$12,092	$12,089

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130	$290
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	198	201
Gains on sales of other assets and other, net	(5)	(46)
Deferred income taxes	100	47
Accrued pension and other post-retirement benefit costs	7	14
Contributions to qualified pension plans	(143)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	4	(153)
Receivables	20	94
Inventory	(17)	(4)
Other current assets	9	88
Increase (decrease) in
Accounts payable	(174)	37
Taxes accrued	(26)	(23)
Other current liabilities	—	7
Regulatory asset/liability deferrals	3	(14)
Other assets	—	45
Other liabilities	18	(44)
Net cash provided by operating activities	124	539
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(223)	(285)
Purchases of emission allowances	(16)	(8)
Sales of emission allowances	10	56
Notes due from affiliate, net	(7)	—
Change in restricted cash	3	3
Other	—	(1)
Net cash used in investing activities	(233)	(235)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	463	—
Redemption of long-term debt	(4)	(124)
Notes payable to affiliate, net	—	(181)
Dividends to parent	(360)	—
Other	(3)	—
Net cash provided by (used in) financing activities	96	(305)
Net decrease in cash and cash equivalents	(13)	(1)
Cash and cash equivalents at beginning of period	27	33
Cash and cash equivalents at end of period	$14	$32

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$34	$31

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2007	$762	$5,570	$227	$(32)	$7	$6,534
Net income	—	—	290	—	—	290
Other comprehensive income
Cash flow hedges(a)	—	—	—	1	—	1

Total comprehensive income						291
Balance at June 30, 2008	$762	$5,570	$517	$(31)	$7	$6,825

Balance at December 31, 2008	$762	$5,570	$381	$(15)	$(28)	$6,670
Net income	—	—	130	—	—	130
Other comprehensive income
Cash flow hedges(a)	—	—	—	13	—	13
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	3	3

Total comprehensive income						146
Dividends to parent	—	—	(360)	—	—	(360)
Balance at June 30, 2009	$762	$5,570	$151	$(2)	$(25)	$6,456

(a)	Net of $6 tax expense in 2009 and $1 tax expense in 2008.
(b)	Net of $1 tax expense in 2009.

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

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables on the Consolidated Balance Sheets, primarily relate to wholesale sales at Commercial Power and were approximately $46 million and $41 million, at June 30, 2009 and December 31, 2008, respectively. Additionally, Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable and related collections to Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale treatment under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities-a replacement of FASB Statement No. 125” (SFAS No. 140), and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled revenues of approximately $94 million and $149 million at June 30, 2009 and December 31, 2008, respectively, related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Kentucky were included in the sales of accounts receivable to Cinergy Receivables. See Note 15 for additional information regarding Cinergy Receivables.

Other Regulatory Assets and Deferred Debits. The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001 and ending December 2010. Accordingly, application of SFAS No. 71,

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

“Accounting for Certain Types of Regulation” (SFAS No. 71), was discontinued for the generation portion of Duke Energy Ohio’s business at that time (see below for subsequent reapplication of SFAS No. 71 to certain portions of Commercial Power’s business). Duke Energy Ohio has a RTC related regulatory asset balance of approximately $107 million and $138 million as of June 30, 2009 and December 31, 2008, respectively, which is classified in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

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

In connection with the approval of the ESP, Duke Energy Ohio reassessed the applicability of SFAS No. 71 to Commercial Power’s generation operations as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy Ohio determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load meet the criteria established by SFAS No. 71 for regulatory accounting treatment as SB 221 and Duke Energy Ohio’s approved ESP enhanced the recovery mechanism for certain costs of its generation serving native load within its Commercial Power business segment and increased the likelihood that Commercial Power’s operations will remain under a cost recovery model for certain costs for the remainder of the ESP period.

Under the ESP, Duke Energy Ohio bills for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of an enhanced recovery mechanism for certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Duke Energy Ohio’s Commercial Power business segment began applying SFAS No. 71 to the corresponding RSP riders with a mechanism for enhanced recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the criteria of SFAS No. 71. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. Duke Energy Ohio will continue to monitor the amount of native load customers that have switched to alternative suppliers when assessing the probability of recovery of its regulatory assets established for its native load generation operations within its Commercial Power business segment. See below for further discussion of customer switching.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Significant Risks and Uncertainties Associated with Customer Switching. Recently, surplus generating capacity caused by lower demand due to the economic recession has put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. As a result, Commercial Power has experienced an increase in customer switching in the second quarter of 2009. In early August 2009, competitive power suppliers announced intentions of supplying power to current Commercial Power customers in Ohio at prices that are lower than Duke Energy Ohio’s current ESP prices. While Duke Energy Ohio is unable to estimate the number of current customers who will switch to an alternative generation provider, which may include a retail sales affiliate of Duke Energy that is not a subsidiary of Duke Energy Ohio, the impacts of customer switching could have a significant impact on the operations of Duke Energy Ohio.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2009
Franchised Electric and Gas	$309	$37	$51
Commercial Power	427	80	43

Total reportable segments	736	117	94
Other	—	(16)	—
Interest expense	—	(27)	—
Interest income and other	—	3	—

Total consolidated	$736	$77	$94

Three Months Ended June 30, 2008
Franchised Electric and Gas	$341	$41	$58
Commercial Power	454	242	42

Total reportable segments	795	283	100
Other	—	(19)	—
Interest expense	—	(23)	—
Interest income and other	—	5	—

Total consolidated	$795	$246	$100

Six Months Ended June 30, 2009
Franchised Electric and Gas	$849	$117	$103
Commercial Power	893	179	94

Total reportable segments	1,742	296	197
Other	—	(31)	—
Interest expense	—	(62)	—
Interest income and other	—	6	—

Total consolidated	$1,742	$209	$197

Six Months Ended June 30, 2008
Franchised Electric and Gas	$940	$138	$116
Commercial Power	846	387	83

Total reportable segments	1,786	525	199
Other	—	(37)	—
Interest expense	—	(49)	—
Interest income and other	—	13	—

Total consolidated	$1,786	$452	$199

(a)	There were an insignificant amount of intersegment revenues for the three and six months ended June 30, 2009 and 2008.

Segment Assets

	June 30, 2009	December 31, 2008
	(in millions)
Franchised Electric and Gas	$5,881	$5,857
Commercial Power	6,265	6,249

Total reportable segments	12,146	12,106
Other	29	17
Eliminations and reclassifications	(83)	(34)

Total consolidated assets	$12,092	$12,089

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

3. Sales of Other Assets

For the three and six months ended June 30, 2009, the sale of other assets resulted in proceeds of approximately $5 million and $10 million, respectively, and net pre-tax gains of approximately $1 million and $5 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the three and six months ended June 30, 2008, the sale of other assets resulted in proceeds of approximately $44 million and $60 million, respectively, and net pre-tax gains of approximately $33 million and $46 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts for all periods primarily relate to Commercial Power’s sales of emission allowances.

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

	June 30, 2009	December 31, 2008
	(in millions)
Coal held for electric generation	$108	$89
Materials and supplies	86	88
Natural gas	3	3

Total Inventory	$197	$180

Effective November 1, 2008, Duke Energy Ohio and Duke Energy Kentucky executed agreements with a third party to transfer title of natural gas inventory purchased by Duke Energy Ohio and Duke Energy Kentucky to the third party. Under the agreements, the gas inventory will be stored and managed for Duke Energy Ohio and Duke Energy Kentucky and will be delivered on demand. The gas storage agreements will expire on October 31, 2009, unless extended by the third party for an additional 12 months. As a result of the agreements, the combined natural gas inventory of approximately $44 million and $81 million being held by a third party as of June 30, 2009 and December 31, 2008, respectively, has been classified as Other within Current Assets on the Consolidated Balance Sheets.

5. Debt and Credit Facilities

First and Refunding Mortgage Bonds. In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance were used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

Money Pool. Duke Energy Ohio and its wholly-owned subsidiary, Duke Energy Kentucky, receive support for their short-term borrowing needs through their participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Ohio and Duke Energy Kentucky separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables of Duke Energy Ohio and Duke Energy Kentucky, as each of these entities independently participate in the money pool. As of June 30, 2009, Duke Energy Kentucky had net receivables of approximately $7 million, which are classified within Receivables in the accompanying Consolidated Balance Sheets, and Duke Energy Ohio had net borrowings of approximately $63 million, which are classified within Notes Payable in the accompanying Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Ohio and Duke Energy Kentucky had combined net borrowings of approximately $63 million, which are classified within Notes Payable in the accompanying Consolidated Balance Sheets. The $7 million increase in receivables during the six months ended June 30, 2009 is reflected in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. The total credit facility capacity under Duke Energy’s master credit facility is approximately $3.14 billion. Duke Energy has the unilateral ability under the master credit facility to increase or decrease the borrowing sub limits of each borrower, subject to maximum cap limitation, at any time. At June 30, 2009, Duke Energy Ohio and Duke Energy Kentucky had borrowing sub limits under Duke Energy’s master credit facility of $650 million and $100 million,

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

respectively. The amount available to Duke Energy Ohio and Duke Energy Kentucky under their sub limits to Duke Energy’s master credit facility has been reduced by drawdowns of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

At June 30, 2009 and December 31, 2008, Duke Energy and its wholly-owned subsidiaries, including Duke Energy Ohio and Duke Energy Kentucky, had outstanding borrowings of approximately $750 million under Duke Energy’s master credit facility, of which Duke Energy Ohio’s and Duke Energy Kentucky’s portions are approximately $279 million and $74 million, respectively. The loans, which are revolving credit loans, bear interest at one-month London Interbank Offered Rate (LIBOR) plus an applicable spread ranging from 19 to 24 basis points and are due in September 2009; however, Duke Energy Ohio and Duke Energy Kentucky have the ability under the master credit facility to renew the loan up through the date the master credit facility matures, which is in June 2012. As Duke Energy Kentucky has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amounts drawn under the master credit facility, Duke Energy Kentucky’s borrowing is reflected as Long-Term Debt on the Consolidated Balance Sheets at both June 30, 2009 and December 31, 2008. Since Duke Energy Ohio does not have the intent to refinance these obligations on a long-term basis, Duke Energy Ohio’s borrowing is reflected in Notes Payable within Current Liabilities on the Consolidated Balance Sheets at both June 30, 2009 and December 31, 2008. These borrowings reduce Duke Energy Ohio’s and Duke Energy Kentucky’s available credit capacity under Duke Energy’s master credit facility, as discussed above.

At both June 30, 2009 and December 31, 2008, approximately $146 million of certain pollution control bonds, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis. Of the $146 million of pollution control bonds outstanding at June 30, 2009, approximately $84 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific credit facilities separate from the master credit facility.

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2009, Duke Energy, Duke Energy Ohio and Duke Energy Kentucky were in compliance with all covenants that would impact Duke Energy Ohio’s or Duke Energy Kentucky’s ability to borrow funds under the debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

6. Employee Benefit Obligations

Duke Energy Ohio participates in pension and other post-retirement benefit plans sponsored by Cinergy and Duke Energy, respectively. Net periodic benefit costs discussed below for qualified and other post-retirement benefit plans represents the allocated cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs discussed below have been capitalized as a component of property, plant and equipment. Net periodic benefit costs were allocated to Duke Energy Ohio as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(in millions)
Qualified Pension Benefits(a)	$2	$4	$3	$6
Other Post-retirement Benefits(b)	$—	$2	$—	$5

(a)	These amounts exclude approximately $2 million and $1 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $3 million and $2 million for the six months ended June 30, 2009 and 2008, respectively, of regulatory asset amortization resulting from purchase accounting adjustments in connection with Duke Energy’s merger with Cinergy in April 2006.
(b)	These amounts exclude an insignificant amount and approximately $1 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $1 million for each of the six months ended June 30, 2009 and 2008 of regulatory asset amortization resulting from purchase accounting adjustments in connection with Duke Energy’s merger with Cinergy in April 2006.

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy Ohio made a cash contribution of approximately $143 million, which represented its proportionate share of an approximate $500 million total contribution to Cinergy’s and Duke Energy’s qualified

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

pension plans. There were no contributions to the legacy Cinergy qualified or non-qualified pension plans during the six months ended June 30, 2008. Duke Energy Ohio does not anticipate being required to make additional contributions to the legacy Cinergy qualified or non-qualified pension plans during the remainder of 2009. Duke Energy also sponsors employee savings plans that cover substantially all employees. Duke Energy Ohio expensed pre-tax employer matching contributions of approximately $1 million and $2 million for the three and six months ended June 30, 2009, respectively, and approximately $2 million and $3 million for the three and six months ended June 30, 2008, respectively.

7. Goodwill and Intangibles

Goodwill

The carrying amount of goodwill as of both June 30, 2009 and December 31, 2008 was approximately $2,360 million, of which approximately $1,206 million was reflected in the Commercial Power segment and approximately $1,154 million was reflected in the Franchised Electric and Gas segment.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Emission allowances	$216	$239
Gas, coal and power contracts	271	271
Other	10	9

Total gross carrying amount	497	519

Accumulated amortization—gas, coal and power contracts	(121)	(111)
Accumulated amortization—other	(7)	(5)

Total accumulated amortization	(128)	(116)

Total intangible assets, net	$369	$403

Emission allowances in the table above include emission allowances which were recorded at the then fair value on the date of Duke Energy’s merger with Cinergy in April 2006 and emission allowances purchased by Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the six months ended June 30, 2009 is as follows:

(in millions)
Gross carrying value at beginning of period	$239
Purchases of emission allowances	16
Sales and consumption of emission allowances(a)(b)	(40)
Other changes	1

Gross carrying value at end of period	$216

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the six months ended June 30, 2008 was approximately $42 million.
(b)	See Note 3 for a discussion of gains on sales of emission allowances by Commercial Power during the three and six months ended June 30, 2009 and 2008.

Amortization expense for gas, coal and power contracts and other intangible assets was approximately $6 million and $4 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $12 million and $10 million for the six months ended June 30, 2009 and 2008, respectively.

Intangible Liabilities

In connection with the Duke Energy and Cinergy merger, Duke Energy Ohio recorded an intangible liability of approximately $113 million associated with the RSP in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

This liability became fully amortized in the fourth quarter of 2008. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the Duke Energy and Cinergy merger. The carrying amount of these intangible liabilities associated with other power sale contracts was approximately $13 million and $16 million at June 30, 2009 and December 31, 2008, respectively. During the three and six months ended June 30, 2009, Duke Energy Ohio amortized approximately $2 million and $3 million, respectively, to income related to these intangible liabilities. During the three and six months ended June 30, 2008, Duke Energy Ohio amortized approximately $18 million and $36 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

8. Related Party Transactions

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008 are as follows:

	June 30, 2009(a)	December 31, 2008(a)
	(in millions)
Current assets(b)	$47	$55
Non-current assets(c)	$5	$5
Current liabilities(d)	$(54)	$(138)
Non-current liabilities(e)	$(3)	$(4)
Net deferred tax liabilities(f)	$(1,646)	$(1,519)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at June 30, 2009, approximately $16 million is classified as Receivables, approximately $2 million is classified as Unrealized gains on mark-to-market and hedging transactions within Current Assets and approximately $29 million is classified as Other within Current Assets. Of the balance at December 31, 2008, approximately $18 million is classified as Receivables, approximately $2 million is classified as Unrealized gains on mark-to-market and hedging transactions within Current Assets and approximately $35 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balances at June 30, 2009 and December 31, 2008 are classified as Unrealized gains on mark-to-market and hedging transactions within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2009, approximately $(50) million is classified as Accounts payable and approximately $(4) million is classified as Unrealized losses on mark-to-market and hedging transactions within Current Liabilities on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(133) million is classified as Accounts payable, approximately $(2) million is classified as Taxes accrued and approximately $(3) million is classified as Unrealized losses on mark-to-market and hedging transactions within Current Liabilities on the Consolidated Balance Sheets.
(e)	The balances at June 30, 2009 and December 31, 2008 are classified as Unrealized losses on mark-to-market and hedging transactions within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at June 30, 2009, approximately $(1,690) million is classified as Deferred income taxes and approximately $44 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(1,580) million is classified as Deferred income taxes and approximately $61 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended June 30, 2009 and 2008, Duke Energy Ohio recorded governance and shared services expenses of approximately $106 million and $105 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. During the six months ended June 30, 2009 and 2008, Duke Energy Ohio recorded governance and shared services expenses of approximately $206 million and $209 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Ohio incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $4 million for each of the three months ended June 30, 2009 and 2008 and approximately $8 million for each of the six months ended June 30, 2009 and 2008. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost. Rental income and other cost recoveries were approximately $3 million for each of the three months ended June 30, 2009 and 2008 and approximately $5 million for each of the six months ended June 30, 2009 and 2008.

Duke Energy Ohio participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 6). Additionally, Duke Energy Ohio has been

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $318 million at June 30, 2009 and approximately $416 million at December 31, 2008. These amounts have been classified in the Consolidated Balance Sheets as follows:

	June 30, 2009	December 31, 2008
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$313	$406
Other deferred credits and other liabilities	$—	$5

As discussed in Note 1, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance Sheets and was approximately $156 million and $174 million as of June 30, 2009 and December 31, 2008, respectively. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $3 million and $4 million for the three months ended June 30, 2009 and 2008, respectively, and approximately $8 million and $12 million for the six months ended June 30, 2009 and 2008, respectively.

During the six months ended June 30, 2009, Duke Energy Ohio paid dividends to its parent, Cinergy, of $360 million.

As discussed further in Note 5, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of June 30, 2009 and December 31, 2008, Duke Energy Ohio was in a net payable position of approximately $56 million and $63 million, respectively. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, were an insignificant amount for each of the three months ended June 30, 2009 and 2008, and an insignificant amount and approximately $1 million for the six months ended June 30, 2009 and 2008, respectively.

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

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Duke Energy Ohio includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, Duke Energy Ohio enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. These derivative instruments are typically reflected on the Consolidated Balance Sheets at fair value with changes in the value of the derivative instrument reflected in regulatory assets or liabilities, as discussed below, or, if appropriate, in current earnings.

As Duke Energy Ohio’s regulated operations within its Franchised Electric and Gas and Commercial Power business segments apply the provisions of SFAS No. 71, certain gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values of these derivative contracts.

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

Commodity Fair Value Hedges. At June 30, 2009, Duke Energy Ohio did not have any open commodity derivative instruments that were designated as fair value hedges under SFAS No. 133.

Commodity Cash Flow Hedges. Duke Energy Ohio uses commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses. Duke Energy Ohio generally uses commodity cash flow hedges to mitigate exposures to the price variability of the underlying commodities for a maximum period of 1 year.

Undesignated Contracts. Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of June 30, 2009 are primarily associated with forward power sales and coal purchases, as well as forward SO2 emission allowances, for the Commercial Power and Franchised Electric and Gas business segments.

Interest Rate Risk

Duke Energy Ohio is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Ohio may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. All of Duke Energy Ohio’s derivative instruments related to interest rate risk are categorized as undesignated contracts. At June 30, 2009, the total notional amount of Duke Energy Ohio’s receive variable/pay-fixed interest rate swaps was approximately $27 million.

Volumes

The following table shows information relating to the volume of Duke Energy Ohio’s derivative activity outstanding as of June 30, 2009. Amounts disclosed represent the notional volumes of commodities and the notional dollar amounts of debt subject to derivative contracts accounted for at fair value in accordance with SFAS No. 133. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Ohio has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

June 30, 2009
Commodity contracts
Electricity-energy (Gigawatt hours)	1,585
Emission allowances: SO2 (thousands of tons)	18
Emission allowances: NOX (thousands of tons)	3
Natural gas (millions of decatherms)	8
Coal (millions of tons)	4

Financial contracts
Interest rates (dollars in millions)	$27

The following table shows fair value amounts of derivative contracts as of June 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

	June 30, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives Designated as Hedging Instruments Under SFAS No. 133
Commodity contracts
Investments and Other Assets: Other	$1	$—

Total Derivatives Designated as Hedging Instruments Under SFAS No. 133	$1	$—

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133
Commodity contracts
Current Assets: Other	$54	$13
Investments and Other Assets: Other	13	—
Current Liabilities: Other	171	278
Deferred Credits and Other Liabilities: Other	31	93
Interest rate contracts
Current Liabilities: Other	—	1
Deferred Credits and Other Liabilities: Other	—	3

Total Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	$269	$388

Total Derivatives	$270	$388

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three and six months ended June 30, 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-tax Losses Recognized in Comprehensive Income

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)
Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric and other	$(5)	$(12)
Fuel used in electric generation and purchased power-non-regulated	(1)	(7)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(6)	$(19)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

The effective portion of gains or losses on cash flow hedges that were recognized in Accumulated Other Comprehensive Loss during the six months ended June 30, 2009 were insignificant. In addition, there was no hedge ineffectiveness during the six months ended June 30, 2009. No gains or losses have been excluded from the assessment of hedge effectiveness. As of June 30, 2009, approximately $4 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheets in Accumulated Other Comprehensive Loss are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three and six months ended June 30, 2009 and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets.

Undesignated Hedges—Location and Amount of Pre-tax Gains and (Losses)

Recognized in Income or as Regulatory Assets

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
	(in millions)
Location of Pre-tax Losses Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	$(15)	$(7)
Fuel used in electric generation and purchased power-non-regulated	(16)	(24)
Interest rate contracts
Interest expense	(1)	(1)

Total Pre-tax Losses Recognized in Earnings	$(32)	$(32)

Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$49	$(28)
Interest rate contracts
Regulatory Asset	3	4

Total Pre-tax Gains and (Losses) Recognized as Regulatory Assets	$52	$(24)

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at June 30, 2009.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

June 30, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$369
Collateral Already Posted	$187
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$10

Netting of cash collateral and derivative assets and liabilities under master netting arrangements. In accordance with FASB Staff Position (FSP) No. FIN 39-1, “Amendment of FASB Interpretation No 39, Offsetting of Amounts Related to Certain Contracts” (FSP No. FIN 39-1), Duke Energy Ohio offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At June 30, 2009 and December 31, 2008, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of approximately $142 million and $85 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts, respectively, that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Ohio had approximately $45 million and $57 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at June 30, 2009 and December 31, 2008, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Ohio had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at June 30, 2009 and December 31, 2008.

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

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) codifies the PUCO’s authority to approve an electric utility’s standard service offer through an ESP, which would allow for pricing structures similar to those under the historic RSP. Electric utilities are required to file an ESP and may also file an application for a MRO at the same time. The MRO is a price determined through a competitive bidding process. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that a utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce a utility’s load by 22% before 2025. A utility’s earnings under the ESP is subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an exempt wholesale generator absent PUCO approval.

On July 31, 2008, Duke Energy Ohio filed an ESP to be effective January 1, 2009.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

On December 17, 2008, the PUCO issued its finding and order adopting a modified Stipulation with respect to Duke Energy Ohio’s ESP filing. The PUCO agreed to Duke Energy Ohio’s request for a net increase in base generation revenues of $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including the termination of the residential and non-residential Regulatory Transition Charge, the recovery of expenditures incurred to deploy the SmartGrid infrastructure and the implementation of save-a-watt. The Stipulation also allowed Duke Energy Ohio to defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station and to amortize those costs over the three-year ESP period. The PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges. Applications for rehearing of the PUCO’s decision were filed by environmental groups and a residential customer advocate group. On February 11, 2009, the PUCO issued an Entry denying the rehearing requests. On April 13, 2009, the Office of the Ohio Consumers’ Counsel (OCC) filed a notice of appeal to the Ohio Supreme Court, challenging the PUCO’s interpretation of the system-reliability-adjustment capacity dedication rider (SRA-CD). The OCC claims that the PUCO incorrectly determined that SRA-CD is unavoidable for residential governmental aggregation customers. Duke Energy Ohio was granted leave to intervene as an appellee in the proceeding. The OCC has filed its merit brief, and amicus briefs in support of the OCC’s position were filed by Direct Energy Services, LLC and the Northeast Ohio Public Energy Council. Appellees’ merit briefs are due on September 1, 2009.

As discussed further below within “Commercial Power” and in Note 1, as a result of the approval of the ESP, effective December 17, 2008, Commercial Power reapplied SFAS No. 71 to certain portions of its operations.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and the proposed rate design. On June 28, 2008, the OCC and Ohio Partners for Affordable Energy (OPAE) filed Applications for Rehearing opposing the rate design. On July 23, 2008, the PUCO issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008, the OCC and OPAE, respectively, filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue. Merit briefs were filed with the Ohio Supreme Court on February 2, 2009. On April 10, 2009, the OCC provided statutory notice of its intent to seek a stay of the implementation of Stage 3 of the approved rate design. On June 1, 2009, the Ohio Supreme Court denied the OCC’s motion to stay. As a result, Stage 3 of the straight fixed variable rate design was implemented effective June 1, 2009. On July 7, 2009, the Ohio Supreme Court scheduled oral argument for September 16, 2009. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision of May 28, 2008.

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it would seek a rate increase for electric delivery service of approximately $86 million, or 4.8% on total electric revenues, to be effective in the second quarter of 2009. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm, which was granted by the PUCO. Accordingly, a regulatory asset was recorded as of December 31, 2008 for $31 million. On March 31, 2009, Duke Energy Ohio and Parties to the case filed a Stipulation and Recommendation which settles all issues in the case. The Stipulation provided for a revenue increase of $55.3 million, or approximately a 2.9% overall increase. The Parties also agreed that Duke Energy Ohio will recover any approved costs associated with the September 14, 2008 wind storm restoration through a separate rider recovery mechanism. Duke Energy Ohio agreed to file a separate application to set the rider and the PUCO will review the request and determine the appropriate amount of storm costs that should be recovered. The Stipulation includes, among other things, a weatherization and energy efficiency program, and recovery of distribution-related bad debt expenses through a rider mechanism. The Stipulation was approved in its entirety by the PUCO on July 8, 2009. An application for rehearing was filed on July 21, 2009 and Duke Energy Ohio filed a memorandum in opposition on July 31, 2009.

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

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the increase was attributable to recovery of the current cost of the accelerated gas main replacement program in base rates. In June 2005, the Kentucky General Assembly enacted Kentucky Revised Statue 278.509 (KRS 278.509), which specifically authorizes the KPSC to approve tracker recovery for utilities’ gas main replacement programs. In December 2005, the KPSC approved an annual rate increase of $8 million and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs.

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

On July 1, 2009, Duke Energy Kentucky filed its application for an increase of approximately $17.5 million in base natural gas rates. Duke Energy Kentucky also proposed to implement a new rate design for residential customers, which involves moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. The application is pending and at this time, Duke Energy Kentucky cannot predict the outcome of this proceeding. A procedural schedule excluding a hearing date was issued on July 31, 2009. Intervenor testimony is due on October 12, 2009. Discovery from intervenors must be completed by November 9, 2009. Duke Energy Kentucky must file rebuttal testimony by November 23, 2009.

Duke Energy Ohio Energy Efficiency. On July 11, 2007, the PUCO approved Duke Energy Ohio’s Demand Side Management/Energy Efficiency Program (DSM Program). The DSM programs were first proposed in 2006 and were endorsed by the Duke Energy Community Partnership, which is a collaborative group made up of representatives of organizations interested in energy conservation, efficiency and assistance to low-income customers. The program costs are recouped through a cost recovery mechanism that will be adjusted annually to reflect the previous year’s activity. Duke Energy Ohio is permitted to recover lost revenues, program costs and shared savings (once the programs reach 65% of the targeted savings level) through the cost recovery mechanism based upon impact studies to be provided to the Staff of the PUCO. Duke Energy Ohio filed the save-a-watt Energy Efficiency Plan as part of its ESP filed with the PUCO on July 31, 2008 (discussed above). On December 17, 2008, the PUCO approved the ESP, including allowing for the implementation of a new save-a-watt energy efficiency compensation model. However, the PUCO determined that certain non-residential customers may opt out of Duke Energy Ohio’s energy efficiency initiative. Applications for rehearing of this issue were denied by the PUCO and no further appeals of this issue have been taken.

Duke Energy Kentucky Energy Efficiency. On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level. On December 1, 2008,

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Duke Energy Kentucky filed an application for a save-a-watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio. An evidentiary hearing with the KPSC is scheduled to occur on August 27, 2009.

Ohio Riser Leak Investigation. In April 2005, the PUCO issued an order opening a statewide investigation into riser leaks in gas pipeline systems throughout Ohio. The investigation followed four explosions since 2000 caused by gas riser leaks, including an April 2000 explosion in Duke Energy Ohio’s service area. In November 2006, the PUCO Staff released the expert report, which concluded that certain types of risers are prone to leaks under various conditions, including over-tightening during initial installation. The PUCO Staff recommended that natural gas companies continue to monitor the situation and study the cause of any further riser leaks to determine whether further remedial action is warranted. As of January 1, 2009, Duke Energy Ohio had approximately 80,000 of these risers on its distribution system. If the PUCO orders natural gas companies to replace all of these risers, Duke Energy Ohio estimates a replacement cost of approximately $40 million. As part of the rate case filed in July 2007 (see “Duke Energy Ohio Gas Rate Case” above), Duke Energy Ohio requested approval from the PUCO to accelerate its riser replacement program. The riser replacement program is contained in the settlement approved by the PUCO and is expected to be completed at the end of 2012.

SmartGrid. Duke Energy Ohio filed an application on June 30, 2009 to establish rates for recovering its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP, as discussed above. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. The PUCO Staff has begun its audit of the filing but no procedural schedule has been established. Approval of the initial rider rate is expected in the fourth quarter of 2009.

Midwest Independent Transmission System Operator, Inc. (Midwest ISO) Resource Adequacy Filing. On December 28, 2007, the Midwest ISO filed its Electric Tariff Filing Regarding Resource Adequacy in compliance with the FERC’s request of Midwest ISO to file Phase II of its long-term Resource Adequacy plan by December 2007. The proposal includes establishment of a resource adequacy requirement in the form of planning reserve margin. On March 26, 2008, the FERC ruled on the Midwest ISO’s Resource Adequacy filing and ordered that the new Module E tariff be effective March 27, 2008. This action established a Midwest ISO-wide resource adequacy requirement for the first Planning Year, which began June 2009. In the Order, the FERC, among other things, clarified that States have the authority to set their own Planning Reserve Margins, as long as they are not inconsistent with any reliability standard approved by the FERC.

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

FERC 203 Application. On April 23, 2008 (supplemented on May 6, 2008), Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The FERC filing, if approved, does not obligate Duke Energy to make the transfer of the electric generating facilities, and does not impact Duke Energy Ohio’s current rates. As part of the settlement that was approved by the PUCO on December 17, 2008 (see discussion above), Duke Energy Ohio agreed to withdraw that portion of its application for approval related to the transfer of its generating facilities designated to serve Ohio customers and the PUCO approved of the transfer for the remaining generating facilities. Duke Energy Ohio filed a new application requesting FERC approval to transfer to affiliate companies only the remaining generating facilities not designated to serve Ohio customers, which was conditionally approved by the FERC on February 19, 2009.

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

Remediation Activities. Duke Energy Ohio and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Ohio operations, sites formerly owned or used by Duke Energy Ohio entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Ohio or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Ohio may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. During 2009, Duke Energy Ohio has recorded additional reserves associated with remediation activities at certain of its sites and it is anticipated that additional costs associated with remediation activities at certain of its sites will be incurred.

Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $20 million and $11 million as of June 30, 2009 and December 31, 2008, respectively. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. On August 10, 2009, Duke Energy Ohio filed an application with the PUCO for approval to defer costs related to Manufactured Gas Plant site remediation.

Clean Water Act 316(b). The U.S. Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans or other U.S. waters for cooling purposes. Three of six coal-fired generating facilities in which Duke Energy Ohio is either a whole or partial owner are affected sources under that rule. On April 1, 2009, the U.S. Supreme Court ruled in favor of the appellants that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the three affected facilities. Because of the wide range of potential outcomes, Duke Energy Ohio is unable to estimate its costs to comply at this time.

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

Duke Energy Ohio plans to spend approximately $85 million between 2009 and 2013 to comply with Phase 1 of the CAIR. Duke Energy Ohio is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. Duke Energy Ohio will recover most of the depreciation and financing costs related to environmental compliance projects for 2009-2011 through its ESP.

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

On October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Ohio was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy on all remaining Duke Energy Ohio projects.

The remedy trial for violations previously established at the W.C. Beckjord Station was held during the week of February 2, 2009. On May 29, 2009, the Court issued its remedy ruling and ordered the following relief: (1) civil penalty in the amount of $687,500 for Beckjord violations; and (2) installation of a particulate continuous emissions monitoring system (PM CEMS) at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid and Duke Energy Ohio is currently evaluating its options for appeal.

On July 31, 2009, the EPA served a request for information under section 114 of the CAA on Duke Energy Ohio, requesting information pertaining to various maintenance projects and emissions and operations data relevant to the Miami Fort and W.C. Beckjord stations in Ohio. Duke Energy Ohio is required to respond to the EPA’s section 114 request within 45 days of receipt.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

Zimmer Generating Station (Zimmer Station) Lawsuit. In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to Duke Energy Ohio’s Zimmer Station, brought a purported class action in the U.S. District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against Duke Energy Ohio for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated. On December 28, 2006, the District Court certified this case as a class action. In March 2009, a settlement in principle was reached with the class plaintiffs, subject to approval by the court. The settlement, as currently structured, will not have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

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

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of both June 30, 2009 and December 31, 2008, Duke Energy Ohio has recorded insignificant reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the Consolidated Balance Sheets as undesignated hedge contracts or qualifying hedge positions; see Note 9.

12. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Ohio adopted SFAS No. 157 for financial instruments and non-financial derivatives. In February 2008, the FASB issued FSP No. FAS 157-2, “Effective Date of FASB Statement No. 157,” which delayed the effective date of SFAS No. 157 until January 1, 2009 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis. Accordingly, effective January 1, 2009, Duke Energy Ohio adopted SFAS No. 157 for non-financial assets and liabilities. Duke Energy Ohio did not record any cumulative effect adjustment to retained earnings as a result of the adoption of SFAS No. 157.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following tables provide the fair value measurement amounts for assets and liabilities recorded in both current and non-current unrealized gains on mark-to-market and hedging transactions and unrealized losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at June 30, 2009 and December 31, 2008. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 9.

	Total Fair Value Amounts at June 30, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative Assets	$55	$—	$—	$55
Derivative Liabilities	(173)	(142)	(4)	(27)

Net (Liabilities) Assets	$(118)	$(142)	$(4)	$28

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative Assets	$68	$9	$—	$59
Derivative Liabilities	(147)	(88)	(8)	(51)

Net (Liabilities) Assets	$(79)	$(79)	$(8)	$8

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Three Months Ended June 30, 2009
Balance at April 1, 2009	$9
Total pre-tax realized or unrealized gains included in earnings:
Fuel used in electric generation and purchased power-non-regulated	2
Net purchases, sales, issuances and settlements	14
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	3

Balance at June 30, 2009	$28

Three Months Ended June 30, 2008
Balance at April 1, 2008	$(25)
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric and other	68
Total pre-tax losses included in other comprehensive income	(6)
Net purchases, sales, issuances and settlements	(9)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	1

Balance at June 30, 2008	$29

Six Months Ended June 30, 2009
Balance at January 1, 2009	$8
Total pre-tax realized or unrealized gains included in earnings:
Fuel used in electric generation and purchased power-non-regulated	3
Total pre-tax gains included in other comprehensive income	1
Net purchases, sales, issuances and settlements	9
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	7

Balance at June 30, 2009	$28

Pre-tax (losses) gains included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2009:
Revenue, non-regulated electric, and other	$(1)
Fuel used in electric generation and purchased power-non-regulated	5

Total	$4

Six Months Ended June 30, 2008
Balance at January 1, 2008	$(22)
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric and other	77
Total pre-tax losses included in other comprehensive income	(9)
Net purchases, sales, issuances and settlements	(17)

Balance at June 30, 2008	$29

Pre-tax gains included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2008:
Revenue, non-regulated electric and other	$63

Total	$63

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

Fair Value Disclosures Required Under FSP No. FAS 107-1 and Accounting Principles Board (APB) 28-1, “Interim Disclosures About Fair Value of Financial Instruments.” The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of SFAS No. 157 disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of June 30, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy Ohio could have realized in current markets.

	As of June 30, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$2,343	$2,274	$1,883	$1,729

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to June 30, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of June 30, 2009:

SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (SFAS No. 166). In June 2009, the FASB issued SFAS No. 166, which revises SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (SFAS No. 140), to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities, which were not subject to consolidation under SFAS No. 140 and FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities” (FIN No. 46R), to now be

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

assessed for consolidation. In addition, this statement clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy Ohio, SFAS No. 166 is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. As described further in Note 15, since 2002, Duke Energy Ohio and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment under SFAS No. 140, and accordingly, the transfers have been accounted for as sales. Upon adoption of SFAS No. 166, the accounting treatment and/or financial statement presentation of Duke Energy Ohio’s accounts receivable securitization programs could potentially be impacted, as Cinergy Receivables must be assessed for consolidation and any transfers of accounts receivables on or after the effective date of SFAS No. 166 would be subject to that statement’s amended derecognition criteria for financial assets. Duke Energy Ohio is currently evaluating the potential impact of the adoption of SFAS No. 166, and is unable to estimate at this time the impact of SFAS No. 166 on its consolidated results of operations, cash flows or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). In June 2009, the FASB issued SFAS No. 167, which amends FIN No. 46R to eliminate the exemption from consolidation for QSPEs, and clarifies, but does not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). SFAS No. 167 also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, SFAS No. 167 modifies FIN No. 46R to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, SFAS No. 167 requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy Ohio, SFAS No. 167 is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy Ohio is involved with, including entities previously subject to the provisions of FIN No. 46R, as well as any QSPEs that exist as of the effective date. Early adoption of SFAS No. 167 is prohibited. Duke Energy Ohio is currently evaluating the potential impact of the adoption of SFAS No. 167, and is unable to estimate at this time the impact of SFAS No. 167 on its consolidated results of operations, cash flows or financial position.

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (SFAS No. 168). In June 2009, the FASB issued SFAS No. 168, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of SFAS No. 168, which is for financial statements issued for interim and annual periods ending after September 15, 2009, the Codification will supersede all then-existing non-SEC accounting and reporting standards. Once the Codification is in effect, all of its content will carry the same level of authority, thus superseding SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and the GAAP hierarchy will include only two levels of GAAP: authoritative and non-authoritative. While the adoption of SFAS No. 168 will not have an impact on the accounting followed in Duke Energy Ohio’s consolidated financial statements, SFAS No. 168 will impact the references to authoritative and non-authoritative accounting literature contained within the Notes.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Changes to Unrecognized Tax Benefits

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2009	$15

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	3
Gross decreases—tax positions in prior periods	(1)
Settlements	(5)

Total Changes	(3)

Unrecognized Tax Benefits—June 30, 2009	$12

At June 30, 2009, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. Duke Energy Ohio does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Ohio has the following tax years open:

Jurisdiction	Tax Years
Federal	2005 and after
State	Closed through 2001, with the exception of any adjustments related to open federal years

The effective tax rate for the three months ended June 30, 2009 was approximately 42.0% as compared to the effective tax rate of approximately 35.9% for the same period in 2008. The effective tax rate for the six months ended June 30, 2009 was approximately 37.8% as compared to the effective tax rate of approximately 35.8% for the same period in 2008. The increase in the effective tax rate for the three and six months ended June 30, 2009 is due primarily to a true-up of prior year taxes related to adjustments to the manufacturing deduction.

As of June 30, 2009 and December 31, 2008, approximately $61 million and $64 million, respectively, of deferred income taxes were included in Other within Current Assets on the Consolidated Balance Sheets. At June 30, 2009 and December 31, 2008, these balances exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $27 million and $67 million for the three and six months ended June 30, 2009, respectively, and approximately $29 million and $68 million for the three and six months ended June 30, 2008, respectively.

15. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable and related collections to Cinergy Receivables. The securitization transaction was structured to meet the criteria for sale treatment under SFAS No. 140 and, accordingly, the transfers of receivables are accounted for as sales. However, as discussed further in Note 13, the accounting treatment and/or the financial statement presentation of Cinergy Receivables could potentially be impacted by the adoption of SFAS No. 166 and SFAS No. 167 on January 1, 2010.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $156 million and $174 million at June 30, 2009 and December 31, 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions, which is the source of funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under SFAS No. 140 and is classified within Receivables in the accompanying Consolidated Balance Sheets at June 30, 2009 and December 31, 2008.

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

The carrying value of the retained interest is determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for 2009 were an anticipated credit loss ratio of 0.8%, a discount rate of 2.8% and a receivable turnover rate of 12.5%. Because (a) the receivables generally turnover in less than two months, (b) credit losses are reasonably predictable due to Duke Energy Ohio’s broad customer base and lack of significant concentration, and (c) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

The following tables show the gross and net receivables sold, retained interests, sales, and cash flows during the three and six months ended June 30, 2009:

Three Months Ended June 30, 2009
(in millions)
Receivables sold as of June 30,	$349
Less: Retained interests	156

Net receivables sold as of June 30,	$193

Sales
Receivables sold	$643
Loss recognized on sale	6

Cash flows
Cash proceeds from receivables sold	$635
Collection fees received	1
Return received on retained interests	3

Six Months Ended June 30, 2009
(in millions)
Sales
Receivables sold	$1,601
Loss recognized on sale	14

Cash flows
Cash proceeds from receivables sold	$1,605
Collection fees received	1
Return received on retained interests	8

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

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

16. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended June 30, 2009 and 2008. Components of other comprehensive income and total comprehensive income for the six months ended June 30, 2009 and 2008 are presented in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income.

Total Comprehensive Income

	Three Months Ended June 30,
	2009	2008
	(in millions)
Net Income	$45	$157

Other comprehensive income (loss)
Cash flow hedges(a)	4	(1)
Pension and OPEB-related Adjustments to AOCI(b)	3	—

Other comprehensive income (loss), net of tax	7	(1)

Total Comprehensive Income	$52	$156

(a)	Net of $2 million tax expense and an insignificant tax benefit for the three months ended June 30, 2009 and 2008, respectively.
(b)	Net of $1 million tax expense for the three months ended June 30, 2009.

17. Subsequent Events

For information on subsequent events related to significant risks and uncertainties related to customer switching, regulatory matters and commitments and contingencies, see Notes 1, 10 and 11, respectively. Management has evaluated these Unaudited Consolidated Financial Statements and Notes for subsequent events up through August 12, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the SEC.

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

	Six Months Ended June 30,
	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$1,742	$1,786	$(44)
Operating expenses	1,481	1,346	135
Gains on sales of other assets and other, net	5	46	(41)

Operating income	266	486	(220)
Other income and expenses, net	5	15	(10)
Interest expense	62	49	13

Income before income taxes	209	452	(243)
Income tax expense	79	162	(83)

Net income	$130	$290	$(160)

Net Income

The $160 million decrease in Duke Energy Ohio’s net income was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•	A $69 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales volumes;
•	A $33 million decrease in wholesale electric revenues due to lower generation margin and hedge realization in 2009 compared to 2008;
•	A $29 million decrease in retail electric revenues resulting from lower retail volumes due to the overall declining economic conditions, which are primarily impacting the industrial sector;
•	An $18 million decrease in retail electric revenues resulting from the expiration of the Ohio electric Regulatory Transition Charge (RTC) for residential customers; and
•

An $18 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $7 million in 2009 compared to gains of $11 million in 2008.

Partially offsetting these decreases were:

•

An $86 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the Electric Security Plan (ESP) in 2009 and the timing of fuel and purchased power rider collections in 2008; and

•	A $41 million increase due to higher generation volumes and PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008.

Operating Expenses. The increase was primarily due to:

•	A $169 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $24 million in 2009 compared to gains of $145 million in 2008;

PART I

•	A $29 million increase in plant maintenance expenses resulting from increased plant outages in 2009 compared to 2008;
•	A $27 million increase in fuel and operating expenses for the Midwest gas-fired assets primarily due to higher generation volumes in 2009 compared to 2008; and
•	A $17 million increase in operating and maintenance expenses primarily due to increases in environmental reserves and higher storm costs largely driven by the impact of an ice storm in January 2009.

Partially offsetting these increases were:

•	An $80 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced usage due to lower demand;
•	A $16 million decrease in retail and wholesale fuel expenses due to realized gains on fuel hedges net of higher contract prices in 2009 compared to 2008; and
•	A $16 million decrease in regulatory asset amortization resulting from the expiration of the Ohio electric RTC for residential customers.

Gains on Sales of Other Assets and Other, net. The decrease in 2009 compared to 2008 is attributable to lower gains on sales of emission allowances in 2009 compared to 2008.

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

Interest Expense. The increase was primarily due to higher debt balances in 2009 compared to 2008.

Income Tax Expense. The decrease was primarily the result of lower pre-tax income, partially offset by a higher effective tax rate in 2009 (37.8%) compared to the same period in 2008 (35.8%). The increase in the effective tax rate is due primarily to a true-up of prior year taxes related to adjustments to the manufacturing deduction.

Matters Impacting Future Results

Recently, surplus generating capacity caused by lower demand due to the economic recession has put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. As a result, Commercial Power has experienced an increase in customer switching in the second quarter of 2009. In early August 2009, competitive power suppliers announced intentions of supplying power to current Commercial Power customers in Ohio at prices that are lower than Duke Energy Ohio’s current ESP prices. While Duke Energy Ohio is unable to estimate the number of current customers who will switch to an alternative generation provider, which may include a retail sales affiliate of Duke Energy that is not a subsidiary of Duke Energy Ohio, the impacts of customer switching could have a significant impact on the operations of Duke Energy Ohio.

Duke Energy Ohio evaluates the carrying amount of its recorded goodwill for impairment under the guidance of SFAS No. 142, “Goodwill and Intangible Assets.” As required under generally accepted accounting principles in the U.S., Duke Energy Ohio performs an annual goodwill impairment test and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying amount. Duke Energy Ohio performs its annual impairment assessment as of August 31, each year. As of the date of the August 2008 annual impairment test, the fair value of Duke Energy Ohio’s reporting units exceeded their respective carrying values, thus no goodwill impairment charges were recorded. Subsequent to the August 2008 annual impairment test, management has continued to monitor the impact of market and economic events to determine if it is more likely than not that the carrying values of Duke Energy Ohio’s reporting units have been impaired. As of June 30, 2009, management evaluated all significant triggering events or circumstances that existed as of that date and concluded that it was not more likely than not that the fair value of a reporting unit was below its carrying value, and therefore, management did not perform an interim detailed impairment test of Duke Energy Ohio’s goodwill. Subsequent to June 30, 2009, as discussed above, market conditions in Duke Energy Ohio continue to rapidly evolve and it is possible that goodwill impairment charges could be recorded in the future as a result of the changing business environment. At June 30, 2009, Duke Energy Ohio had total recorded goodwill of $2,360 million, of which approximately $1,206 million was reflected in the Commercial Power segment.

Furthermore, these evolving market conditions may potentially impact Duke Energy Ohio’s Commercial Power segment’s ability to continue to apply SFAS No. 71, “Accounting for Certain Types of Regulation,” to certain portions of Duke Energy Ohio’s Commercial Power business segment. As of June 30, 2009, Duke Energy Ohio’s Commercial Power segment had regulatory assets of approximately $200 million related to under-collections under its ESP and mark-to-market losses on certain economic hedges.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2009 and, other than the personnel change discussed below, have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the second quarter of 2009, Duke Energy announced that David L. Hauser, Group Executive and Chief Financial Officer of Duke Energy Ohio would retire effective July 1, 2009. Steven K. Young, Senior Vice President and Controller of Duke Energy Ohio, was appointed as Chief Financial Officer and Comptroller of Duke Energy Ohio upon Mr. Hauser’s retirement.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2009, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

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

DUKE ENERGY OHIO, INC.

Date: August 12, 2009	/S/ STEVEN K. YOUNG
Steven K. Young Chief Financial Officer and Comptroller