Form 10-Q
period 2009-09-30
Duke Energy Ohio, Inc.
filed 2009-11-12
CIK 20290

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009 Or

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

INDEX

DUKE ENERGY OHIO, INC.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2009

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

Item 1. Financial Statements.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Operating Revenues
Regulated electric	$637	$286	$1,785	$756
Non-regulated electric and other	157	446	357	1,292
Regulated natural gas	78	86	472	556
Total operating revenues	872	818	2,614	2,604
Operating Expenses
Fuel used in electric generation and purchased power—regulated	210	49	627	116
Fuel used in electric generation and purchased power—non-regulated	74	332	179	612
Cost of natural gas and coal sold	15	42	240	341
Operation, maintenance and other	184	205	581	571
Depreciation and amortization	96	106	293	305
Property and other taxes	63	62	203	197
Goodwill and other impairment charges	769	82	769	82
Total operating expenses	1,411	878	2,892	2,224
Gains on Sales of Other Assets and Other, net	3	—	8	46
Operating (Loss) Income	(536)	(60)	(270)	426
Other Income and Expenses, net	(1)	8	4	23
Interest Expense	28	23	90	72
(Loss) Income Before Income Taxes	(565)	(75)	(356)	377
Income Tax Expense (Benefit)	63	(21)	142	141
Net (Loss) Income	$(628)	$(54)	$(498)	$236

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2009	December 31, 2008
ASSETS
Current Assets
Cash and cash equivalents	$16	$27
Receivables (net of allowance for doubtful accounts of $17 at September 30, 2009 and $18 at December 31, 2008)	526	303
Inventory	200	180
Unrealized gains on mark-to-market and hedging transactions	35	51
Other	292	336
Total current assets	1,069	897
Investments and Other Assets
Goodwill	1,633	2,360
Intangibles, net	355	403
Unrealized gains on mark-to-market and hedging transactions	7	17
Other	106	65
Total investments and other assets	2,101	2,845
Property, Plant and Equipment
Cost	10,137	10,047
Less accumulated depreciation and amortization	2,339	2,277
Net property, plant and equipment	7,798	7,770
Regulatory Assets and Deferred Debits
Deferred debt expense	24	23
Regulatory assets related to income taxes	112	103
Other	389	451
Total regulatory assets and deferred debits	525	577
Total Assets	$11,493	$12,089

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	September 30, 2009	December 31, 2008
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$312	$511
Notes payable	279	343
Taxes accrued	219	134
Interest accrued	30	24
Current maturities of long-term debt	7	27
Unrealized losses on mark-to-market and hedging transactions	19	47
Other	95	93
Total current liabilities	961	1,179
Long-term Debt	2,338	1,856
Deferred Credits and Other Liabilities
Deferred income taxes	1,690	1,619
Investment tax credits	12	14
Accrued pension and other post-retirement benefit costs	313	406
Unrealized losses on mark-to-market and hedging transactions	10	15
Asset retirement obligations	35	33
Other	304	297
Total deferred credits and other liabilities	2,364	2,384
Commitments and Contingencies

Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at September 30, 2009 and December 31, 2008	762	762
Additional paid-in capital	5,570	5,570
Retained (deficit) earnings	(477)	381
Accumulated other comprehensive loss	(25)	(43)
Total common stockholder’s equity	5,830	6,670
Total Liabilities and Common Stockholder’s Equity	$11,493	$12,089

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(498)	$236
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	295	308
Gains on sales of other assets and other, net	(8)	(46)
Impairment of goodwill and other impairment charges	769	82
Deferred income taxes	65	(37)
Accrued pension and other post-retirement benefit costs	11	16
Contributions to qualified pension plans	(143)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	28	(19)
Receivables	(2)	168
Inventory	(20)	(58)
Other current assets	33	(36)
Increase (decrease) in
Accounts payable	(182)	(209)
Taxes accrued	85	70
Other current liabilities	(1)	(10)
Regulatory asset/liability deferrals	3	(24)
Other assets	57	21
Other liabilities	37	(73)
Net cash provided by operating activities	529	389
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(353)	(381)
Purchases of emission allowances	(19)	(15)
Sales of emission allowances	15	60
Notes due from affiliate, net	(221)	—
Change in restricted cash	3	2
Other	—	3
Net cash used in investing activities	(575)	(331)
CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	563	73
Redemption of long-term debt	(102)	(139)
Notes payable and commercial paper	—	276
Notes payable to affiliate, net	(63)	40
Dividends to parent	(360)	—
Other	(3)	—
Net cash provided by financing activities	35	250
Net (decrease) increase in cash and cash equivalents	(11)	308
Cash and cash equivalents at beginning of period	27	33
Cash and cash equivalents at end of period	$16	$341

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$36	$60

See Notes to Unaudited Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2007	$762	$5,570	$227	$(32)	$7	$6,534
Net income	—	—	236	—	—	236
Other comprehensive income
Cash flow hedges(a)	—	—	—	12	—	12
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	2	2

Total comprehensive income						250
Balance at September 30, 2008	$762	$5,570	$463	$(20)	$9	$6,784

Balance at December 31, 2008	$762	$5,570	$381	$(15)	$(28)	$6,670
Net loss	—	—	(498)	—	—	(498)
Other comprehensive income
Cash flow hedges(a)	—	—	—	15	—	15
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	3	3

Total comprehensive loss						(480)
Dividends to parent	—	—	(360)	—	—	(360)
Balance at September 30, 2009	$762	$5,570	$(477)	$—	$(25)	$5,830

(a)	Net of $8 tax expense in 2009 and $7 tax expense in 2008.
(b)	Net of $2 tax expense in 2009 and insignificant tax expense in 2008.

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

These Unaudited Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States of America (U.S.) for interim financial information and with the Securities and Exchange Commission’s (SEC) instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the Consolidated Financial Statements and Notes in Duke Energy Ohio’s Form 10-K for the year ended December 31, 2008.

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

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (KWh) or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables on the Consolidated Balance Sheets, primarily relate to wholesale sales at Commercial Power and were approximately $32 million and $41 million, at September 30, 2009 and December 31, 2008, respectively. Additionally, Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections to Cinergy Receivables Company, LLC (Cinergy Receivables), a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets, and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled retail revenues of approximately $97 million and $149 million at September 30, 2009 and December 31, 2008, respectively, were included in the sales of accounts receivable to Cinergy Receivables. See Note 15 for additional information regarding Cinergy Receivables.

Other Regulatory Assets and Deferred Debits. The state of Ohio passed comprehensive electric deregulation legislation in 1999, and in 2000, the Public Utilities Commission of Ohio (PUCO) approved a stipulation agreement relating to Duke Energy Ohio’s transition plan creating a Regulatory Transition Charge (RTC) designed to recover Duke Energy Ohio’s generation-related regulatory assets and transition costs over a ten-year period beginning January 1, 2001 and ending December 2010. Accordingly, the application of regulatory accounting treatment was discontinued for the generation portion of Duke Energy Ohio’s business at that time (see below for subsequent reapplication of regulatory accounting treatment to certain portions of Duke Energy Ohio’s business). Duke Energy Ohio has a

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

RTC related regulatory asset balance of approximately $89 million and $138 million as of September 30, 2009 and December 31, 2008, respectively, which is classified in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.

Reapplication of Regulatory Accounting Treatment to Portions of Generation in Ohio. Duke Energy Ohio’s generation operations within its Commercial Power business segment (see Note 2) include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native.

Prior to December 17, 2008, Duke Energy Ohio’s Commercial Power business segment did not apply regulatory accounting treatment to any of its operations due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As discussed further in Note 10, in April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an Electric Security Plan (ESP) or a Market Rate Option (MRO), which is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP and, with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The approval of the ESP on December 17, 2008 resulted in the reapplication of regulatory accounting treatment to certain portions of Duke Energy Ohio’s Commercial Power business segment operations as of that date. The ESP became effective on January 1, 2009.

From January 1, 2005 through December 31, 2008, Duke Energy Ohio, including its Commercial Power business segment, operated under a Rate Stabilization Plan (RSP), which was a market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008 since it was initially anticipated that there would be a move to full competitive markets upon the expiration of the RSP. Accordingly, Duke Energy Ohio’s Commercial Power business segment did not apply regulatory accounting treatment to any of its generation operations prior to December 17, 2008. In connection with the approval of the ESP, Duke Energy Ohio reassessed whether Commercial Power’s generation operations met the criteria for regulatory accounting treatment as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy Ohio determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving native load met the necessary accounting criteria for regulatory accounting treatment as SB 221 and Duke Energy Ohio’s approved ESP enhanced the recovery mechanism for certain costs of its generation serving native load within its Commercial Power business segment and increased the likelihood that Commercial Power’s operations will remain under a cost recovery model for certain costs for the remainder of the ESP period.

Under the ESP, Duke Energy Ohio bills for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of an enhanced recovery mechanism for certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Duke Energy Ohio’s Commercial Power business segment began applying regulatory accounting treatment to the corresponding RSP riders that enhanced the recovery mechanism for recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the necessary accounting criteria. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. In assessing the probability of recovery of its regulatory assets established for its native load generation operations, Duke Energy Ohio continues to monitor the amount of native load customers that have switched to alternative suppliers. At September 30, 2009, management has concluded that the established regulatory assets are still probable of recovery even though there have been increased levels of customer switching.

Despite certain portions of the Ohio native load operations not meeting the criteria for applying regulatory accounting treatment, all of Duke Energy Ohio’s native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to here-in as Duke Energy Ohio’s regulated operations. Accordingly, beginning January 1, 2009, these revenues and corresponding fuel and purchased power expenses are recorded in Regulated Electric within Operating Revenues and Fuel Used in Electric Generation and Purchased Power—Regulated within Operating Expenses, respectively, on the Consolidated Statements of Operations.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

2. Business Segments

Duke Energy Ohio operates the following business segments, which are considered reportable business segments under the accounting guidance for business segments: Franchised Electric and Gas and Commercial Power. Duke Energy Ohio’s management believes these reportable business segments properly align the various operations of Duke Energy Ohio with how the chief operating decision maker views the business. Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these reportable business segments in deciding how to allocate resources and evaluate performance. There is no aggregation within Duke Energy Ohio’s defined business segments.

Franchised Electric and Gas generates, transmits, distributes and sells electricity in southwestern Ohio and northern Kentucky and transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and Duke Energy Kentucky. These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the PUCO and the Kentucky Public Service Commission (KPSC). Substantially all of Franchised Electric and Gas’ operations are regulated and, therefore, these operations are accounted for in accordance with regulatory accounting guidance.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s asset portfolio comprises approximately 7,550 net MW and its generation assets consist of a diversified fuel mix with baseload and mid-merit coal-fired units, as well as combined cycle and peaking natural gas-fired units. Commercial Power’s portfolio includes the five Midwestern gas-fired generation assets that were transferred from Duke Energy in 2006. Through December 31, 2008, most of the generation asset output in Ohio was contracted through the RSP (see Note 10). Effective January 1, 2009, Commercial Power began operating under an ESP, which expires on December 31, 2011. As a result of the approval of the ESP, certain of Commercial Power’s operations reapplied regulatory accounting treatment effective December 17, 2008. See Notes 1 and 10 for a discussion of the reapplication of regulatory accounting treatment to certain of Commercial Power’s operations, as well as for further discussion related to the RSP and ESP.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated (Loss) Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2009
Franchised Electric and Gas	$336	$69	$53
Commercial Power	536	(591)	43

Total reportable segments	872	(522)	96
Other	—	(15)	—
Interest expense	—	(28)	—
Interest income and other	—	—	—

Total consolidated	$872	$(565)	$96

Three Months Ended September 30, 2008
Franchised Electric and Gas	$372	$59	$65
Commercial Power	446	(105)	41

Total reportable segments	818	(46)	106
Other	—	(11)	—
Interest expense	—	(23)	—
Interest income and other	—	5	—

Total consolidated	$818	$(75)	$106

Nine Months Ended September 30, 2009
Franchised Electric and Gas	$1,185	$186	$156
Commercial Power	1,429	(412)	137

Total reportable segments	2,614	(226)	293
Other	—	(46)	—
Interest expense	—	(90)	—
Interest income and other	—	6	—

Total consolidated	$2,614	$(356)	$293

Nine Months Ended September 30, 2008
Franchised Electric and Gas	$1,312	$197	$181
Commercial Power	1,292	282	124

Total reportable segments	2,604	479	305
Other	—	(48)	—
Interest expense	—	(72)	—
Interest income and other	—	18	—

Total consolidated	$2,604	$377	$305

(a)	There were an insignificant amount of intersegment revenues for the three and nine months ended September 30, 2009 and 2008.

Segment Assets

	September 30, 2009	December 31, 2008
	(in millions)
Franchised Electric and Gas	$5,943	$5,857
Commercial Power	5,564	6,249

Total reportable segments	11,507	12,106
Other	73	17
Eliminations and reclassifications	(87)	(34)

Total consolidated assets	$11,493	$12,089

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

3. Sales of Other Assets

For the three and nine months ended September 30, 2009, the sale of other assets resulted in proceeds of approximately $5 million and $15 million, respectively, and net pre-tax gains of approximately $3 million and $8 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2008, the sale of other assets resulted in proceeds of approximately $4 million and $64 million, respectively, and net pre-tax gains of an insignificant amount and approximately $46 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net on the Consolidated Statements of Operations. These amounts for all periods primarily relate to Commercial Power’s sales of emission allowances.

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

	September 30, 2009	December 31, 2008
	(in millions)
Coal held for electric generation	$108	$89
Materials and supplies	88	88
Natural gas	4	3

Total Inventory	$200	$180

Effective November 1, 2008, Duke Energy Ohio and Duke Energy Kentucky executed agreements with a third party to transfer title of natural gas inventory purchased by Duke Energy Ohio and Duke Energy Kentucky to the third party. Under the agreements, the gas inventory will be stored and managed for Duke Energy Ohio and Duke Energy Kentucky and will be delivered on demand. As a result of the agreements, the combined natural gas inventory of approximately $70 million and $81 million being held by a third party as of September 30, 2009 and December 31, 2008, respectively, has been classified as Other within Current Assets on the Consolidated Balance Sheets.

The gas storage agreements noted above have expired as of October 31, 2009. Effective November 1, 2009, Duke Energy Ohio and Duke Energy Kentucky executed agreements with a different third party. Under the new agreements, the gas inventory will be stored and managed for Duke Energy Ohio and Duke Energy Kentucky and will be delivered on demand. Title of the natural gas inventory will remain with Duke Energy Ohio and Duke Energy Kentucky. The new gas storage agreements will expire on October 31, 2011.

5. Debt and Credit Facilities

Unsecured Debt. In September 2009, Duke Energy Kentucky issued $100 million of senior debentures, which carry a fixed interest rate of 4.65% and mature October 1, 2019. Proceeds from the issuance were used to repay Duke Energy Kentucky’s borrowings under Duke Energy’s master credit facility, to replenish cash used to repay $20 million principal amount of debt due September 15, 2009 and for general corporate purposes.

First and Refunding Mortgage Bonds. In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance were used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

Money Pool. Duke Energy Ohio and its wholly-owned subsidiary, Duke Energy Kentucky, receive support for their short-term borrowing needs through their participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Ohio and Duke Energy Kentucky separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables of Duke Energy Ohio and Duke Energy Kentucky, as each of these entities independently participate in the money pool. As of September 30, 2009, Duke Energy Ohio and Duke Energy Kentucky had

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

combined net receivables of approximately $221 million, which are classified within Receivables in the accompanying Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Ohio and Duke Energy Kentucky had combined net borrowings of approximately $63 million, which are classified within Notes Payable in the accompanying Consolidated Balance Sheets. The $221 million increase in receivables during the nine months ended September 30, 2009 is reflected in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. In addition, the $63 million decrease in payables during the nine months ended September 30, 2009 is reflected in Notes payable to affiliate, net within Net cash provided by financing activities on the Consolidated Statements of Cash Flows.

Available Credit Facilities and Capacity Utilized Under Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is approximately $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy and its wholly-owned subsidiaries, including Duke Energy Ohio and Duke Energy Kentucky, each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to a maximum cap limitation, at any time. At September 30, 2009, Duke Energy Ohio and Duke Energy Kentucky had borrowing sub limits under Duke Energy’s master credit facility of $650 million and $100 million, respectively. The amount available to Duke Energy Ohio and Duke Energy Kentucky under their sub limits to Duke Energy’s master credit facility has been reduced by drawdowns of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop issuances of letters of credit and pollution control bonds, as discussed below.

At September 30, 2009, Duke Energy Ohio had outstanding borrowings under Duke Energy’s master credit facility of $279 million. The loan under the master credit facility is a revolving credit loan that currently bears interest at one-month London Interbank Offered Rate (LIBOR) plus an applicable spread of 19 basis points. The loan for Duke Energy Ohio had a stated maturity of September 2009; however, Duke Energy Ohio had the ability under the master credit facility to renew the loan due in September 2009 on an annual basis up through the date the master credit facility matures in June 2012. As a result of this annual renewal provision, in September 2009, Duke Energy Ohio repaid and immediately re-borrowed approximately $279 million under the master credit facility. At December 31, 2008, Duke Energy Kentucky had a borrowing of approximately $74 million under Duke Energy’s master credit facility, which was classified as Long-Term Debt on the Consolidated Balance Sheets. As discussed above, in September 2009, Duke Energy Kentucky repaid its borrowing under Duke Energy’s master credit facility. As Duke Energy Ohio does not have the intent to refinance its borrowings on a long-term basis, amounts outstanding at both September 30, 2009 and December 31, 2008 of approximately $279 million are reflected in Notes Payable within Current Liabilities on the Consolidated Balance Sheets.

At both September 30, 2009 and December 31, 2008, approximately $146 million of certain pollution control bonds, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis. Of the $146 million of pollution control bonds outstanding at September 30, 2009, approximately $84 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.

Restrictive Debt Covenants. Duke Energy’s debt and credit agreements contain various financial and other covenants. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet these covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2009, Duke Energy, Duke Energy Ohio and Duke Energy Kentucky were in compliance with all covenants that would impact Duke Energy Ohio’s or Duke Energy Kentucky’s ability to borrow funds under the debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(in millions)
Qualified Pension Benefits(a)	$1	$3	$4	$9
Other Post-retirement Benefits(b)	$1	$(2)	$1	$3

(a)	These amounts exclude approximately $1 million for each of the three months ended September 30, 2009 and 2008, and approximately $4 million and $3 million for the nine months ended September 30, 2009 and 2008, respectively, of regulatory asset amortization resulting from purchase accounting adjustments in connection with Duke Energy’s merger with Cinergy in April 2006.
(b)	These amounts exclude approximately $1 million and an insignificant amount for the three months ended September 30, 2009 and 2008, respectively, and approximately $2 million and $1 million for the nine months ended September 30, 2009 and 2008, respectively, of regulatory asset amortization resulting from purchase accounting adjustments in connection with Duke Energy’s merger with Cinergy in April 2006.

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

Duke Energy’s policy is to fund amounts for its U.S. qualified pension plans on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy Ohio made a cash contribution of approximately $143 million, which represented its proportionate share of an approximate $500 million total contribution to Cinergy’s and Duke Energy’s qualified pension plans. There were no contributions to the legacy Cinergy qualified or non-qualified pension plans during the nine months ended September 30, 2008. Duke Energy is currently evaluating the prefunding of a 2010 qualified pension plan contribution of up to approximately $300 million in the fourth quarter of 2009; however, a final decision has not been made. Accordingly, Duke Energy Ohio may make additional contributions to the legacy Cinergy qualified plans in the fourth quarter of 2009. Duke Energy also sponsors employee savings plans that cover substantially all employees. Duke Energy Ohio expensed pre-tax employer matching contributions of approximately $1 million and $3 million for the three and nine months ended September 30, 2009, respectively, and approximately $2 million and $5 million for the three and nine months ended September 30, 2008, respectively.

7. Goodwill and Intangibles

Goodwill. The following table shows goodwill by business segment at September 30, 2009 and December 31, 2008:

	Balance December 31, 2008	Impairment of Goodwill	Balance September 30, 2009
	(in millions)
Franchised Electric and Gas	$1,154	$—	$1,154
Commercial Power	1,206	(727)	479

Total consolidated	$2,360	$(727)	$1,633

Duke Energy Ohio is required to perform an annual goodwill impairment test as of the same date each year and, accordingly, performs its annual impairment testing of goodwill as of August 31 each year. Duke Energy Ohio updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The annual analysis of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two.

For purposes of the step one analyses, determination of reporting units’ fair value was based on a combination of the income approach, which estimates the fair value of Duke Energy Ohio’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy Ohio’s reporting units based on market comparables within the utility and energy industries. Based on completion of step one of the annual impairment analysis, management determined that the fair values of all reporting units except for Commercial Power’s non-regulated Midwest generation reporting unit, for which the carrying value of goodwill was approximately $1,206 million as of annual impairment date, were greater than their respective carrying values. Accordingly, for only Commercial Power’s non-regulated Midwest generation reporting unit, management was required to perform step two of the goodwill impairment test to determine the amount of the goodwill impairment.

Commercial Power’s non-regulated Midwest generation reporting unit includes nearly 4,000 MW of coal-fired generation capacity in Ohio dedicated to serve Ohio native load customers under the ESP through December 31, 2011. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native. Additionally, this reporting unit has approximately 3,600 MW of gas-fired generation capacity in Ohio, Pennsylvania, Illinois and Indiana. The businesses within Commercial Power’s non-regulated generation reporting unit operate in an unregulated environment in Ohio. As a result, the operations within this reporting unit are subjected to competitive pressures that do not exist in any of Duke Energy Ohio’s regulated jurisdictions.

The fair value of the non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, current and forecasted power and commodity prices, impact of the economy on discount rates, valuation of peer companies, competition, and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolves, and such views and assumptions used in determining the step one fair value of the reporting unit in 2009 changed significantly from those used in the 2008 annual impairment test. These factors had a significant impact on the risk-adjusted discount rate and other inputs used to value the non-regulated Midwest generation reporting unit. More specifically, the following factors significantly impacted management’s valuation of the reporting unit that consequently resulted in an approximate $727 million non-cash goodwill impairment charge during the three months ended September 30, 2009:

•

Decline in load (electricity demand) forecast—As a result of lower demand due to the continuing economic recession, forecasts have evolved throughout 2009 that now indicate that lower demand levels may persist longer than previously anticipated. The potential for prolonged suppressed sales growth, lower sales volume forecasts and greater uncertainty with respect to sales volume forecasts has had a significant impact to the current valuation of this reporting unit.

•

Depressed market power prices—Low natural gas and coal prices have put downward pressure on market prices for power. As the economic recession continued throughout 2009, demand for power remained low and market prices were at lower levels than previously forecasted. In Ohio, Duke Energy Ohio provides power to retail customers under the ESP, which utilizes rates approved by the PUCO through 2011. These rates are currently above market prices for generation services. The current low levels of market prices impact price forecasts and places uncertainty over the pricing of power after the expiration of the ESP at the end of 2011. Additionally, customers have recently begun to select alternative energy generation service providers, as allowed by Ohio legislation, which further erodes margins on sales.

•

Carbon legislation developments—On June 26, 2009, the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009 (ACES) to encourage the development of clean energy sources and reduce greenhouse gas emissions. The ACES would create an economy-wide cap and trade program for large sources of greenhouse gas emissions. In September 2009, the U.S. Senate made significant progress towards their own version of climate legislation. Climate legislation has the potential to significantly increase the costs of coal and other carbon-intensive electricity generation throughout the U.S., which could impact the value of the coal fired generating plants, particularly in non-regulated environments.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Management has concluded that an impairment loss is probable and can be reasonably estimated although there is the potential for further refinement of the calculation of the amount of the impairment in the fourth quarter of 2009. The recorded charge, which is included in Goodwill and Other Impairment Charges on the Consolidated Statement of Operations, represents management’s best estimate of the implied value of goodwill and associated impairment loss based on available information at the time of the filing of the Form 10-Q for the period ended September 30, 2009.

In addition to the goodwill impairment charge, and as a result of factors similar to those described above, Commercial Power recorded approximately $42 million of pre-tax impairment charges related to certain generating assets in the Midwest to write-down the value of these assets to their estimated fair value. These impairment charges are recorded in Goodwill and Other Impairment Charges on the Consolidated Statement of Operations. As management is not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach fair value, Duke Energy Ohio relied on the income approach to estimate the fair value of the impaired assets.

The fair values of Commercial Power’s non-regulated generation reporting unit and generating assets for which impairments were recorded were determined using significant unobservable inputs (i.e. Level 3 inputs) as defined by the accounting guidance for fair value measurements.

Intangibles. The carrying amount and accumulated amortization of intangible assets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Emission allowances	$208	$239
Gas, coal and power contracts	271	271
Other	9	9

Total gross carrying amount	488	519

Accumulated amortization—gas, coal and power contracts	(126)	(111)
Accumulated amortization—other	(7)	(5)

Total accumulated amortization	(133)	(116)

Total intangible assets, net	$355	$403

Emission allowances in the table above include emission allowances which were recorded at the then fair value on the date of Duke Energy’s merger with Cinergy in April 2006 and emission allowances purchased by Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated certain zero cost emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the nine months ended September 30, 2009 is as follows:

(in millions)
Gross carrying value at beginning of period	$239
Purchases of emission allowances	19
Sales and consumption of emission allowances(a)(b)	(51)
Other changes	1

Gross carrying value at end of period	$208

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed. Carrying value of emission allowances sold or consumed during the nine months ended September 30, 2008 was approximately $59 million.
(b)	See Note 3 for a discussion of gains on sales of emission allowances by Commercial Power during the three and nine months ended September 30, 2009 and 2008.

Amortization expense for gas, coal and power contracts and other intangible assets was approximately $5 million and $6 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $17 million and $16 million for the nine months ended September 30, 2009 and 2008, respectively.

In connection with the Duke Energy and Cinergy merger, Duke Energy Ohio recorded an intangible liability of approximately $113 million associated with the RSP in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

This liability became fully amortized in the fourth quarter of 2008. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the Duke Energy and Cinergy merger. The carrying amount of these intangible liabilities associated with other power sale contracts was approximately $12 million and $16 million at September 30, 2009 and December 31, 2008, respectively. During the three and nine months ended September 30, 2009, Duke Energy Ohio amortized approximately $1 million and $4 million, respectively, to income related to these intangible liabilities. During the three and nine months ended September 30, 2008, Duke Energy Ohio amortized approximately $18 million and $54 million, respectively, to income related to these intangible liabilities. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

Impairment of Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). Subsequently, in December 2008, a federal appeals court reinstated the CAIR while the U.S. Environmental Protection Agency (EPA) develops a new clean air program. See Note 11 for additional information on the CAIR. However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of sulfur dioxide (SO2) and nitrogen oxide (NOx) allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, Duke Energy Ohio evaluated the carrying value of emission allowances held by its regulated and unregulated businesses for impairment during the third quarter of 2008.

At the time of its temporary repeal, the CAIR required 50% reductions in SO2 emissions beginning in 2010 and further 30% reductions in SO2 emissions in 2015 beyond specified requirements. These reductions were to be achieved by requiring the surrender of SO2 allowances in a ratio of two allowances per ton of SO2 emitted beginning in 2010, up from a current one-to-one ratio, escalating to 2.86 allowances per ton of SO2 emitted beginning in 2015. Taking into account these increases in emission allowance requirements under CAIR, Commercial Power’s forecasted SO2 emissions needed through 2037 exceeded the number of emission allowances held prior to the vacating of the CAIR. Subsequent to the temporary decision to vacate CAIR, Commercial Power determined that it had SO2 allowances in excess of forecasted emissions and those allowances held in excess of forecasted emissions from future generation required an impairment evaluation. In performing the impairment evaluation for SO2 allowances at September 30, 2008, management compared quoted market prices for each vintage year allowance to the carrying value of the related allowances in excess of forecasted emissions through 2038. Due to the sharp decline in market prices of SO2 allowances, as discussed above, Commercial Power recorded pre-tax impairment charges of approximately $77 million related to forecasted excess SO2 allowances held at September 30, 2008. Additionally, Commercial Power recorded pre-tax impairment charges of approximately $5 million related to annual NOx allowances during the three months ended September 30, 2008 as these were also affected by the decision to vacate the CAIR. These impairment charges are recorded in Goodwill and Other Impairment Charges within Operating Expenses on the Consolidated Statements of Operations.

As a result of the reinstatement of the CAIR in December 2008, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by Commercial Power are anticipated to be utilized for future emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR.

8. Related Party Transactions

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008 are as follows:

	September 30, 2009(a)	December 31, 2008(a)
	(in millions)
Current assets(b)	$67	$55
Non-current assets(c)	$4	$5
Current liabilities(d)	$(162)	$(138)
Non-current liabilities(e)	$(3)	$(4)
Net deferred tax liabilities(f)	$(1,619)	$(1,519)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

(b)	Of the balance at September 30, 2009, approximately $61 million is classified as Receivables, approximately $2 million is classified as Unrealized gains on mark-to-market and hedging transactions within Current Assets and approximately $4 million is classified as Other within Current Assets. Of the balance at December 31, 2008, approximately $18 million is classified as Receivables, approximately $2 million is classified as Unrealized gains on mark-to-market and hedging transactions within Current Assets and approximately $35 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balances at September 30, 2009 and December 31, 2008 are classified as Unrealized gains on mark-to-market and hedging transactions within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at September 30, 2009, approximately $(99) million is classified as Taxes accrued, approximately $(55) million is classified as Accounts payable and approximately $(8) million is classified as Unrealized losses on mark-to-market and hedging transactions within Current Liabilities on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(133) million is classified as Accounts payable, approximately $(2) million is classified as Taxes accrued and approximately $(3) million is classified as Unrealized losses on mark-to-market and hedging transactions within Current Liabilities on the Consolidated Balance Sheets.
(e)	The balances at September 30, 2009 and December 31, 2008 are classified as Unrealized losses on mark-to-market and hedging transactions within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at September 30, 2009, approximately $(1,659) million is classified as Deferred income taxes and approximately $40 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $(1,580) million is classified as Deferred income taxes and approximately $61 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended September 30, 2009 and 2008, Duke Energy Ohio recorded governance and shared services expenses of approximately $106 million and $83 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. During the nine months ended September 30, 2009 and 2008, Duke Energy Ohio recorded governance and shared services expenses of approximately $312 million and $203 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Ohio incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations, were approximately $5 million and $4 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $13 million and $11 million for the nine months ended September 30, 2009 and 2008, respectively. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost. Rental income and other cost recoveries were approximately $7 million and $2 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $12 million and $7 million for the nine months ended September 30, 2009 and 2008, respectively.

Duke Energy Ohio participates in Cinergy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 6). Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations from Cinergy of approximately $318 million at September 30, 2009 and approximately $416 million at December 31, 2008. These amounts have been classified in the Consolidated Balance Sheets as follows:

	September 30, 2009	December 31, 2008
	(in millions)
Other current liabilities	$5	$5
Accrued pension and other post-retirement benefit costs	$313	$406
Other deferred credits and other liabilities	$—	$5

As discussed in Note 1, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified as Receivables in the Consolidated Balance Sheets and was approximately $117 million and $174 million as of September 30, 2009 and December 31, 2008, respectively. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $4 million and $5 million for the three months ended September 30, 2009 and 2008, respectively, and approximately $12 million and $17 million for the nine months ended September 30, 2009 and 2008, respectively.

During the nine months ended September 30, 2009, Duke Energy Ohio paid dividends to its parent, Cinergy, of $360 million.

As discussed further in Note 5, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of September 30, 2009, Duke Energy Ohio was in a net receivable position of approximately $221 million, and as

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

of December 31, 2008, Duke Energy Ohio had net borrowings of approximately $63 million. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, were an insignificant amount and approximately $2 million for the three months ended September 30, 2009 and 2008, respectively, and an insignificant amount and approximately $3 million for the nine months ended September 30, 2009 and 2008, respectively.

9. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Ohio manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Ohio closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments are designated as hedging instruments under the accounting guidance for derivatives while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy Ohio (hereinafter referred to as undesignated contracts). Duke Energy Ohio’s primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with Duke Energy Ohio’s variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as normal purchased and nominal sales (NPNS) as either assets or liabilities at fair value in the Consolidated Balance Sheets. In accordance with accounting guidance for derivatives, Duke Energy Ohio may elect to designate qualifying commodity and interest rate derivatives as either cash flow hedges or fair value hedges.

For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Duke Energy Ohio includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, Duke Energy Ohio enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. These derivative instruments are typically reflected on the Consolidated Balance Sheets at fair value with changes in the value of the derivative instrument reflected in regulatory assets or liabilities, as discussed below, or current earnings.

As Duke Energy Ohio’s regulated operations within its Franchised Electric and Gas and Commercial Power business segments apply regulatory accounting treatment, certain gains and losses associated with undesignated contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with the change in fair values of these derivative contracts.

Commodity Price Risk

Duke Energy Ohio is exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2, seasonal NOX and annual NOX) as a result of its energy operations such as electric generation and natural gas distribution. With respect to commodity price risks associated with electric generation, Duke Energy Ohio is exposed to changes including, but not limited to, the cost of coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at Duke Energy Ohio’s coal fired power plants. Duke Energy Ohio closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity contracts to mitigate the effect of such fluctuations on operations. Duke Energy Ohio’s exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity derivatives associated with the risk management of Duke Energy Ohio’s energy operations are accounted for as either cash flow hedges or fair value hedges if the derivative instrument qualifies as a hedge under the accounting guidance for derivatives, or as an undesignated contract if either the derivative instrument does not qualify as a hedge or Duke Energy Ohio has elected to not designate the contract as a hedge. Additionally, Duke Energy Ohio enters into various contracts that qualify for the NPNS exception. Duke Energy Ohio primarily applies the NPNS exception to contracts within the Franchised Electric and Gas and Commercial Power business segments that relate to the physical delivery of electricity over the next 5 years.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Commodity Fair Value Hedges. At September 30, 2009, Duke Energy Ohio did not have any open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. Duke Energy Ohio uses commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses. Duke Energy Ohio generally uses commodity cash flow hedges to mitigate exposures to the price variability of the underlying commodities, generally, for a maximum period of 1 year.

Undesignated Contracts. Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of September 30, 2009 are primarily associated with forward power sales and coal purchases, as well as forward SO2 emission allowances, for the Commercial Power and Franchised Electric and Gas business segments.

Interest Rate Risk

Duke Energy Ohio is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Ohio may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. All of Duke Energy Ohio’s currently outstanding derivative instruments related to interest rate risk are categorized as undesignated contracts. At September 30, 2009, the total notional amount of Duke Energy Ohio’s receive variable/pay-fixed interest rate swaps was approximately $27 million.

Volumes

The following table shows information relating to the volume of Duke Energy Ohio’s derivative activity outstanding as of September 30, 2009. Amounts disclosed represent the notional volumes of commodities and the notional dollar amounts of debt subject to derivative contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Ohio has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

September 30, 2009
Commodity contracts
Electricity-energy (Gigawatt hours)	7,842
Emission allowances: SO2 (thousands of tons)	19
Emission allowances: NOX (thousands of tons)	3
Natural gas (millions of decatherms)	5
Coal (millions of tons)	3

Financial contracts
Interest rates (dollars in millions)	$27

The following table shows fair value amounts of derivative contracts as of September 30, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

	September 30, 2009
Balance Sheet Location	Asset Derivatives	Liability Derivatives
	(in millions)
Derivatives Designated as Hedging Instruments
Commodity contracts
Investments and Other Assets: Unrealized Gains on Mark-to-Market and Hedging Transactions	$1	$—

Total Derivatives Designated as Hedging Instruments	$1	$—

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Unrealized Gains on Mark-to-Market and Hedging Transactions	$41	$6
Investments and Other Assets: Unrealized Gains on Mark-to-Market and Hedging Transactions	27	21
Current Liabilities: Unrealized Losses on Mark-to-Market and Hedging Transactions	122	227
Deferred Credits and Other Liabilities: Unrealized Losses on Mark-to-Market and Hedging Transactions	21	52
Interest rate contracts
Current Liabilities: Unrealized Losses on Mark-to-Market and Hedging Transactions	—	1
Deferred Credits and Other Liabilities: Unrealized Losses on Mark-to-Market and Hedging Transactions	—	4

Total Derivatives Not Designated as Hedging Instruments	$211	$311

Total Derivatives	$212	$311

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three and nine months ended September 30, 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-tax Losses Recognized in Comprehensive Income

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Location of Pre-Tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric and other	$(2)	$(14)
Fuel used in electric generation and purchased power-non-regulated	(2)	(9)

Total Pre-Tax Losses Reclassified from AOCI into Earnings	$(4)	$(23)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

The effective portion of gains or losses on cash flow hedges that were recognized in AOCI during the three and nine months ended September 30, 2009 were insignificant. In addition, there were no losses due to hedge ineffectiveness during the three and nine months ended September 30, 2009. No gains or losses have been excluded from the assessment of hedge effectiveness. As of September 30, 2009, approximately $1 million of pre-tax deferred net losses on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheets in AOCI are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three and nine months ended September 30, 2009 and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Undesignated Hedges—Location and Amount of Pre-tax Gains and (Losses)

Recognized in Income or as Regulatory Assets

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
	(in millions)
Location of Pre-Tax Gains (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	$4	$(3)
Fuel used in electric generation and purchased power-non-regulated	(9)	(33)
Interest rate contracts
Interest expense	—	(1)

Total Pre-Tax Losses Recognized in Earnings	$(5)	$(37)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$27	$(1)
Interest rate contracts
Regulatory Asset	(1)	3

Total Pre-Tax Gains Recognized as Regulatory Assets	$26	$2

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at September 30, 2009.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

September 30, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$303
Collateral Already Posted	$145
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$16

Netting of cash collateral and derivative assets and liabilities under master netting arrangements. In accordance with applicable accounting rules, Duke Energy Ohio offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At September 30, 2009 and December 31, 2008, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of approximately $112 million and $85 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Ohio had approximately $33 million and $53 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at September 30, 2009 and December 31, 2008, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Ohio had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at September 30, 2009 and December 31, 2008.

See Note 12 for additional information on fair value disclosures related to derivatives.

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

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) codifies the PUCO’s authority to approve an electric utility’s standard generation service offer through an ESP, which would allow for pricing structures similar to those under the historic RSP. Electric utilities are required to file an ESP and may also file an application for a MRO at the same time. The MRO is a price determined through a competitive bidding process. SB 221 provides for the PUCO to approve non-by-passable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that a utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce a utility’s load by 22% before 2025. A utility’s earnings under the ESP are subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an exempt wholesale generator absent PUCO approval.

On July 31, 2008, Duke Energy Ohio filed an ESP to be effective January 1, 2009.

On December 17, 2008, the PUCO issued its finding and order adopting a modified Stipulation with respect to Duke Energy Ohio’s ESP filing. The PUCO agreed to Duke Energy Ohio’s request for a net increase in base generation revenues of $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including the termination of the residential and non-residential Regulatory Transition Charge, the recovery of expenditures incurred to deploy the SmartGrid infrastructure and the implementation of save-a-watt. The Stipulation also allowed Duke Energy Ohio to defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station for its continued operation and to amortize those costs over the three-year ESP period. The PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges. Applications for rehearing of the PUCO’s decision were filed by environmental groups and a residential customer advocate group. On February 11, 2009, the PUCO issued an Entry denying the rehearing requests. On April 13, 2009, the Office of the Ohio Consumers’ Counsel (OCC) filed a notice of appeal to the Ohio Supreme Court, challenging the PUCO’s interpretation of the system-reliability-adjustment capacity dedication rider (SRA-CD). The OCC claims that the PUCO incorrectly determined that SRA-CD is unavoidable for residential governmental aggregation customers. Duke Energy Ohio has intervened as an appellee in the proceeding. Merit briefs of the appellees, the PUCO and Duke Energy Ohio were filed on September 1, 2009. Oral arguments before the Ohio Supreme Court have yet to be scheduled.

As discussed further below within “Commercial Power” and in Note 1, as a result of the approval of the ESP, effective December 17, 2008, Commercial Power reapplied regulatory accounting to certain portions of its operations.

Duke Energy Ohio Gas Rate Case. In July 2007, Duke Energy Ohio filed an application with the PUCO for an increase in its base rates for gas service. Duke Energy Ohio sought an increase of approximately $34 million in revenue, or approximately 5.7%, to be effective in the spring of 2008. The application also requested approval to continue tracker recovery of costs associated with the accelerated gas main replacement program and an acceleration of the riser replacement program. On February 28, 2008, Duke Energy Ohio reached a settlement agreement with the PUCO Staff and all of the intervening parties on its request for an increase in natural gas base rates. The settlement called for an annual revenue increase of approximately $18 million in base revenue, or 3% over current revenue, permitted continued recovery of costs through 2018 for Duke Energy Ohio’s accelerated gas main and riser replacement program and permitted recovery of carrying costs on gas stored underground via its monthly gas cost adjustment filing. The settlement did not resolve a proposed rate design for residential customers, which involved moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the per unit charges to the monthly charge. On May 28, 2008, the PUCO approved the settlement in its entirety and Duke Energy Ohio’s proposed modified straight fixed-variable rate design. On June 28, 2008, the OCC and Ohio Partners for Affordable Energy (OPAE) filed Applications for Rehearing opposing the rate design. On July 23, 2008, the PUCO issued an Entry denying the rehearing requests of OCC and OPAE. On September 16 and 19, 2008, the OCC

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

and OPAE, respectively, filed their notices of appeal to the Ohio Supreme Court opposing the residential rate design issue. Merit briefs were filed with the Ohio Supreme Court on February 2, 2009. On April 10, 2009, the OCC provided statutory notice of its intent to seek a stay of the implementation of Stage 3 of the approved rate design. On June 1, 2009, the Ohio Supreme Court denied the OCC’s motion to stay. As a result, Stage 3 of the straight fixed-variable rate design was implemented effective June 1, 2009. Oral arguments were held before the Ohio Supreme Court on September 16, 2009. At this time, Duke Energy Ohio cannot predict whether the Ohio Supreme Court will reverse the PUCO’s decision of May 28, 2008.

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it would seek a rate increase for electric delivery service of approximately $86 million, or 4.8% on total electric revenues, to be effective in the second quarter of 2009. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm, which was granted by the PUCO. Accordingly, a regulatory asset was recorded as of December 31, 2008 for $31 million. On March 31, 2009, Duke Energy Ohio and Parties to the case filed a Stipulation and Recommendation which settles all issues in the case. The Stipulation provided for a revenue increase of $55.3 million, or approximately a 2.9% overall increase. The Parties also agreed that Duke Energy Ohio will recover any approved costs associated with the September 14, 2008 wind storm restoration through a separate rider recovery mechanism. Duke Energy Ohio agreed to file a separate application to set the rider and the PUCO will review the request and determine the appropriate amount of storm costs that should be recovered. The Stipulation includes, among other things, a weatherization and energy efficiency program, and recovery of distribution-related bad debt expenses through a rider mechanism. The Stipulation was approved in its entirety by the PUCO on July 8, 2009. An application for rehearing was filed on July 21, 2009 and Duke Energy Ohio filed a memorandum in opposition on July 31, 2009. The PUCO denied the application for rehearing on August 12, 2009. The deadline for filing notices of appeal to the Ohio Supreme Court was October 13, 2009. No notices of appeal have been timely filed.

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

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, which was approved prior to enactment of KRS 278.509. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Per the KPSC order, Duke Energy Kentucky collected these revenues subject to refund pending the final outcome of this litigation. Duke Energy Kentucky and the KPSC have requested that the Kentucky Court of Appeals grant a rehearing of its decision. On February 5, 2009, the Kentucky Court of Appeals denied the rehearing requests of both Duke Energy Kentucky and the KPSC. Duke Energy Kentucky filed a motion for discretionary review to the Kentucky Supreme Court on March 9, 2009. The Kentucky Supreme Court has accepted discretionary review of this case and merit briefs were filed on October 19, 2009.

On July 1, 2009, Duke Energy Kentucky filed its application for an increase of approximately $17.5 million in base natural gas rates. Duke Energy Kentucky also proposed to implement a modified straight fixed-variable rate design for residential customers, which involves moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the volumetric charges to the fixed monthly charge. The procedural schedule provides for a hearing on January 5, 2010. An order is expected in the first quarter of 2010. At this time, Duke Energy Kentucky cannot predict the outcome of this proceeding.

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

Duke Energy Kentucky Energy Efficiency. On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs and applied to reinstitute a low income Home Energy Assistance Program. The KPSC bifurcated the proposed Home Energy Assistance Program from the other energy efficiency programs. On May 14, 2008, the KPSC approved the energy efficiency programs. On September 25, 2008, the KPSC approved Duke Energy Kentucky’s Home Energy Assistance program, making it available for customers at or below 150% of the federal poverty level. On December 1, 2008, Duke Energy Kentucky filed an application for a save-a-watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio. An evidentiary hearing with the KPSC is expected to take place in the first quarter of 2010.

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

SmartGrid. Duke Energy Ohio filed an application on June 30, 2009 to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP, as discussed above. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. The PUCO Staff has completed its audit and filed its comments. The PUCO Staff and intervenors, the OCC and Kroger Company, filed comments on October 8, 2009. The OCC and Duke Energy Ohio filed reply comments on October 15, 2009. A hearing is currently scheduled to begin on November 16, 2009. Approval of the initial rates for both riders is expected in the fourth quarter of 2009.

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

Commercial Power.

As discussed in Note 1, effective December 17, 2008, Commercial Power reapplied regulatory accounting treatment to certain portions of its operations due to the passing of SB 221 and the PUCO’s approval of the ESP. However, since certain portions of Commercial Power’s operations do not meet the accounting requirements for application of regulatory accounting treatment, reported results for Commercial Power are subject to volatility due to the over- or under-collection of certain costs for which recovery is not automatic under the ESP. Commercial Power may be impacted by certain of the regulatory matters discussed above, including the Duke Energy Ohio electric rate filings.

FERC 203 Application. On April 23, 2008 (supplemented on May 6, 2008), Duke Energy Ohio and certain affiliates filed an application with the FERC requesting approval to transfer Duke Energy Ohio’s electric generating facilities, some of which are designated to serve Ohio customers, to affiliate companies. The FERC filing, which was conditionally approved on February 19, 2009, does not obligate Duke Energy to make the transfer of the electric generating facilities, and does not impact Duke Energy Ohio’s current rates. As part of the settlement that was approved by the PUCO on December 17, 2008, Duke Energy Ohio agreed to withdraw that portion of its application for approval related to the transfer of its generating facilities designated to serve Ohio customers and the PUCO approved of the transfer for the remaining generating facilities.

Other Matters.

Restrictions on the Ability of Duke Energy Ohio to Make Dividends, Advances and Loans to Duke Energy Corporation. As a condition of the merger approval between Duke Energy and Cinergy consummated on April 3, 2006, the state utility commissions imposed conditions (the Merger Conditions) on the ability of Duke Energy Ohio and Duke Energy Kentucky to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Pursuant to the Merger Conditions, Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO and Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35% equity in its capital structure. In September 2009, Duke Energy Ohio received authorization from the PUCO to pay dividends out of paid in capital up to the level of pre-merger retained earnings, which is approximately $625 million. As a component of the authorization, Duke Energy Ohio must maintain a minimum of 30% equity in its capital structure.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $20 million and $11 million as of September 30, 2009 and December 31, 2008, respectively. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. On August 10, 2009, Duke Energy Ohio filed an application with the PUCO for approval to defer costs related to Manufactured Gas Plant site remediation.

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

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and will begin in 2010 for SO2. Phase 2 will begin in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The court did not impose a deadline or schedule on the EPA. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

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

The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from Duke Energy Ohio’s coal-fired power plants. The EPA has indicated that it intends to propose a rule by the end of 2009. Additional laws and regulations under consideration which more stringently regulate coal ash, including the potential regulation of coal ash as hazardous waste, will likely increase costs for Duke Energy Ohio’s coal facilities. Duke Energy Ohio is unable to estimate its potential costs at this time.

Litigation

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. Two of Duke Energy Ohio’s plants have been subject to these allega-

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

tions. Duke Energy Ohio asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA at Duke Energy Ohio’s W.C. Beckjord and Miami Fort Stations. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy and Duke Energy Ohio. Additionally, the plaintiffs had claimed that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station.

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

The remedy trial for violations previously established at the W.C. Beckjord Station was held during the week of February 2, 2009. On May 29, 2009, the court issued its remedy ruling and ordered the following relief: (i) civil penalty in the amount of $687,500 for Beckjord violations; and (ii) installation of a particulate continuous emissions monitoring system at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid.

On July 31, 2009, the EPA served a request for information under section 114 of the CAA on Duke Energy Ohio, requesting information pertaining to various maintenance projects and emissions and operations data relevant to the Miami Fort and W.C. Beckjord stations in Ohio. Duke Energy Ohio’s objections and responses to the EPA’s section 114 request were filed on September 28, 2009.

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September 2009, the Court of Appeals issued a ruling reversing the

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

lower court ruling. Duke Energy Ohio is currently evaluating its options for rehearing and appeal. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Zimmer Generating Station (Zimmer Station) Lawsuit. In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to Duke Energy Ohio’s Zimmer Station, brought a purported class action in the U.S. District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against Duke Energy Ohio for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated. On December 28, 2006, the District Court certified this case as a class action. In March 2009, a settlement in principle was reached with the class plaintiffs and approved by the court in September 2009. The settlement will not have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

Hurricane Katrina Lawsuit. In April 2006, Cinergy was named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case. The plaintiffs filed their appeal to the Fifth Circuit Court of Appeals. In October 2009, the Court of Appeals issued a ruling reversing the lower court ruling. Duke Energy Ohio is currently evaluating its options for rehearing and appeal. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

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

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of both September 30, 2009 and December 31, 2008, Duke Energy Ohio has recorded insignificant reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. Duke Energy Ohio enters into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts) that may or may not be recognized on the Consolidated Balance Sheets. Some of these arrange-

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

ments may be recognized at market value on the Consolidated Balance Sheets as undesignated hedge contracts or qualifying hedge positions; see Note 9.

12. Fair Value of Financial Assets and Liabilities

On January 1, 2008, Duke Energy Ohio adopted the new fair value disclosure requirements for financial instruments and non-financial derivatives. On January 1, 2009, Duke Energy Ohio adopted the new fair value disclosure requirements for non-financial assets and liabilities measured at fair value on a non-recurring basis. Duke Energy Ohio did not record any cumulative effect adjustment to retained earnings as a result of the adoption of the new fair value standards.

The accounting guidance for fair value defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received by Duke Energy Ohio to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Duke Energy Ohio classifies recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy Ohio has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy Ohio does not adjust quoted market prices on Level 1 for any blockage factor.

Level 2—a fair value measurement utilizing inputs other than a quoted market price that are observable, either directly or indirectly, for the asset or liability. Level 2 inputs include, but are not limited to, quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active and inputs other than quoted market prices that are observable for the asset or liability, such as interest rate curves and yield curves observable at commonly quoted intervals, volatilities, credit risk and default rates. A level 2 measurement cannot have more than an insignificant portion of the valuation based on unobservable inputs.

Level 3—any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. A level 3 measurement may be based primarily on level 2 inputs.

The fair value accounting guidance for financial instruments, which was effective for Duke Energy Ohio as of January 1, 2008, permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under existing GAAP. Duke Energy Ohio does not currently have any financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which it elected to use the option to record at fair value. However, in the future, Duke Energy Ohio may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following tables provide the fair value measurement amounts for assets and liabilities recorded in both current and non-current unrealized gains on mark-to-market and hedging transactions and unrealized losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at September 30, 2009 and December 31, 2008. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 9.

	Total Fair Value Amounts at September 30, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative Assets	$42	$—	$—	$42
Derivative Liabilities	(141)	(112)	(5)	(24)

Net (Liabilities) Assets	$(99)	$(112)	$(5)	$18

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative Assets	$68	$9	$—	$59
Derivative Liabilities	(147)	(88)	(8)	(51)

Net (Liabilities) Assets	$(79)	$(79)	$(8)	$8

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Three Months Ended September 30, 2009
Balance at July 1, 2009	$28
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric and other	(5)
Fuel used in electric generation and purchased power-non-regulated	10
Net purchases, sales, issuances and settlements	(2)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	(13)

Balance at September 30, 2009	$18

Three Months Ended September 30, 2008
Balance at July 1, 2008	$29
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric and other	10
Fuel used in electric generation and purchased power-non-regulated	4
Total pre-tax gains included in other comprehensive income	9
Net purchases, sales, issuances and settlements	(14)

Balance at September 30, 2008	$38

Nine Months Ended September 30, 2009
Balance at January 1, 2009	$8
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric and other	(5)
Fuel used in electric generation and purchased power-non-regulated	13
Total pre-tax gains included in other comprehensive income	1
Net purchases, sales, issuances and settlements	7
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	(6)

Balance at September 30, 2009	$18

Pre-tax losses included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2009:
Fuel used in electric generation and purchased power-non-regulated	$(5)

Total	$(5)

Nine Months Ended September 30, 2008
Balance at January 1, 2008	$(22)
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric and other	(14)
Fuel used in electric generation and purchased power-non-regulated	105
Net purchases, sales, issuances and settlements	(31)

Balance at September 30, 2008	$38

Pre-tax (losses) gains included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2008:
Revenue, non-regulated electric and other	$(4)
Fuel used in electric generation and purchased power-non-regulated	62

Total	$58

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

Additional fair value disclosures. The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of September 30, 2009 and December 31, 2008 are not necessarily indicative of the amounts Duke Energy Ohio could have realized in current markets.

	As of September 30, 2009		As of December 31, 2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$2,345	$2,350	$1,883	$1,729

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

See Note 7 for a discussion of non-recurring fair value measurements related to goodwill and other long-lived assets for which impairment charges were recorded during the third quarter of 2009.

13. New Accounting Standards

The following new accounting standards were adopted by Duke Energy Ohio subsequent to September 30, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 105—Generally Accepted Accounting Principles (ASC 105). In June 2009, the FASB amended ASC 105 for the ASC, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of the changes to ASC 105, which was for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. Under the ASC, all of its content carries the same level of authority and the GAAP hierarchy includes only two levels of GAAP: authoritative and non-authoritative. While the adoption of the ASC did not have an impact on the accounting followed in Duke Energy Ohio’s consolidated financial statements, the ASC impacted the references to authoritative and non-authoritative accounting literature contained within the Notes.

ASC 805—Business Combinations (ASC 805). In December 2007, the FASB issued revised guidance related to the accounting for business combinations. This revised guidance retained the fundamental requirement that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Ohio, this revised guidance is applied prospectively to business combinations for which the acquisition date occurred on or after January 1, 2009. The impact to Duke Energy Ohio of applying this revised guidance for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of ASC 805. Additionally, the revised guidance of ASC 805 changed the accounting for income taxes related to prior business combinations.

ASC 815—Derivatives and Hedging (ASC 815). In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities required under ASC 815. The amendments to ASC 815 requires qualitative disclosures

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Ohio adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position. See Note 9 for the disclosures required under ASC 815.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of September 30, 2009:

FASB Statement of Financial Accounting Standards (SFAS) No. 166, “Accounting for Transfers of Financial Assets–an amendment of FASB Statement No. 140” (SFAS No. 166). In June 2009, the FASB issued SFAS No. 166, which revises the accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 also eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities, which were not subject to consolidation under previous accounting rules, to now be assessed for consolidation. In addition, this statement clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy Ohio, SFAS No. 166 is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. As described further in Note 15, since 2002, Duke Energy Ohio and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, the transfers have been accounted for as sales. Upon adoption of SFAS No. 166, the accounting treatment and/or financial statement presentation of Duke Energy Ohio’s accounts receivable securitization programs could potentially be impacted, as Cinergy Receivables must be assessed for consolidation and any transfers of accounts receivables on or after the effective date of SFAS No. 166 would be subject to that statement’s amended derecognition criteria for financial assets. Duke Energy Ohio is currently evaluating the potential impact of the adoption of SFAS No. 166, and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows or financial position.

SFAS No. 167, “Amendments to FASB Interpretation No. 46R” (SFAS No. 167). In June 2009, the FASB issued SFAS No. 167, which amends existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarifies, but does not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). SFAS No. 167 also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, SFAS No. 167 modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, SFAS No. 167 requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy Ohio, SFAS No. 167 is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy Ohio is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of SFAS No. 167 is prohibited. Duke Energy Ohio is currently evaluating the potential impact of the adoption of SFAS No. 167, and is unable to estimate at this time the impact of SFAS No. 167 on its consolidated results of operations, cash flows or financial position.

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

Changes to Unrecognized Tax Benefits

Increase/(Decrease)
(in millions)
Unrecognized Tax Benefits—January 1, 2009	$15

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	23
Gross decreases—tax positions in prior periods	(1)
Gross increases—current period tax positions	1
Settlements	(5)

Total Changes	18

Unrecognized Tax Benefits—September 30, 2009	$33

At September 30, 2009, no portion of the total unrecognized tax benefits would, if recognized, affect the effective tax rate. Duke Energy Ohio does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Ohio has the following tax years open:

Jurisdiction	Tax Years
Federal	2005 and after
State	Closed through 2003, with the exception of any adjustments related to open federal years

The effective tax rate for the three months ended September 30, 2009 was approximately (11%) as compared to the effective tax rate of approximately 28% for the same period in 2008. The effective tax rate for the nine months ended September 30, 2009 was approximately (40%) as compared to the effective tax rate of approximately 37% for the same period in 2008. The change in the effective tax rate for the three and nine months ended September 30, 2009 is due primarily to a $727 million impairment of non-deductible goodwill.

As of September 30, 2009 and December 31, 2008, approximately $57 million and $64 million, respectively, of deferred income taxes were included in Other within Current Assets on the Consolidated Balance Sheets. At September 30, 2009 and December 31, 2008, these balances exceeded 5% of total current assets.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as revenues in the accompanying Consolidated Statements of Operations were approximately $26 million and $93 million for the three and nine months ended September 30, 2009, respectively, and approximately $27 million and $95 million for the three and nine months ended September 30, 2008, respectively.

15. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections to Cinergy Receivables. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, the transfers of receivables are accounted for as sales. However, as discussed further in Note 13, the accounting treatment and/or the financial statement presentation of Cinergy Receivables could potentially be impacted by the adoption of SFAS No. 166 and SFAS No. 167 on January 1, 2010.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $117 million and $174 million at September 30, 2009 and December 31, 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions, which is the source of funding for the subordinated note. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets)

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

under the accounting guidance for transfers and servicing of financial assets and is classified within Receivables in the accompanying Consolidated Balance Sheets at September 30, 2009 and December 31, 2008.

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

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the three and nine months ended September 30, 2009:

	Three Months Ended September 30,	Nine Months Ended September 30,
	2009	2009
	(in millions)
Receivables sold as of September 30,		$340
Less: Retained interests		117

Net receivables sold as of September 30,		$223

Sales
Receivables sold	$772	$2,373
Loss recognized on sale	6	20

Cash flows
Cash proceeds from receivables sold	$805	$2,410
Collection fees received	—	1
Return received on retained interests	4	12

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

PART I

DUKE ENERGY OHIO, INC.

Notes To Unaudited Consolidated Financial Statements—(Continued)

16. Comprehensive Income and Total Comprehensive Income

Comprehensive Income. Comprehensive income includes net income and all other non-owner changes in equity. The table below provides the components of other comprehensive income and total comprehensive income for the three months ended September 30, 2009 and 2008. Components of other comprehensive income and total comprehensive income for the nine months ended September 30, 2009 and 2008 are presented in the Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss).

Total Comprehensive Loss

	Three Months Ended September 30,
	2009	2008
	(in millions)
Net Loss	$(628)	$(54)

Other comprehensive income
Cash flow hedges(a)	2	11
Pension and OPEB-related Adjustments to AOCI(b)	—	2

Other comprehensive income, net of tax	2	13

Total Comprehensive Loss	$(626)	$(41)

(a)	Net of $2 million tax expense and $6 million tax expense for the three months ended September 30, 2009 and 2008, respectively.
(b)	Net of an insignificant tax expense for each of the three months ended September 30, 2009 and 2008.

17. Subsequent Events

For information on subsequent events related to regulatory matters and commitments and contingencies, see Notes 10 and 11, respectively. Management has evaluated these Unaudited Consolidated Financial Statements and Notes for subsequent events up through November 12, 2009, which is the date of filing of the Unaudited Consolidated Financial Statements with the SEC.

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

	Nine Months Ended September 30,
	2009	2008	Increase (Decrease)
	(in millions)
Operating revenues	$2,614	$2,604	$10
Operating expenses	2,892	2,224	668
Gains on sales of other assets and other, net	8	46	(38)

Operating (loss) income	(270)	426	(696)
Other income and expenses, net	4	23	(19)
Interest expense	90	72	18

(Loss) income before income taxes	(356)	377	(733)
Income tax expense	142	141	1

Net (loss) income	$(498)	$236	$(734)

Net (Loss) Income

The $734 million decrease in Duke Energy Ohio’s net (loss) income was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•

A $112 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the Electric Security Plan (ESP) in 2009 and the timing of fuel and purchased power rider collections in 2008;

•	A $43 million increase due to higher generation volumes and PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008;
•

A $42 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $2 million in 2009 compared to losses of $44 million in 2008; and

•	An $11 million increase due to implementation of new gas rates in Ohio.

Partially offsetting these increases were:

•	An $86 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales volumes;
•

A $36 million decrease in retail electric revenues resulting from increased customer switching levels and lower retail volumes due to the overall declining economic conditions, which are primarily impacting the industrial sector;

•	A $35 million decrease related to native load due to milder weather;
•	A $30 million decrease in retail electric revenues resulting from the expiration of the Ohio electric Regulatory Transition Charge (RTC) for residential customers; and
•	An $11 million decrease in wholesale electric revenues due to lower generation margins and hedge realization in 2009 compared to 2008, net of margin earned from participation in wholesale auctions.

PART I

Operating Expenses. The increase was primarily due to:

•

A $727 million impairment of goodwill and a $42 million impairment of certain generation assets in 2009. See Note 7 to the Consolidated Financial Statements, “Goodwill and Intangible Assets,” for additional information;

•	A $106 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $33 million in 2009 compared to gains of $73 million in 2008;
•

A $31 million increase due to depreciation expense on environmental projects placed in service in the second half of 2008 and higher plant maintenance expenses resulting from increased plant outages in 2009 compared to 2008;

•	A $20 million increase in post-employment benefits due to an adjustment to the liability recorded for these benefits in 2008; and
•	A $16 million increase in operating and maintenance expenses primarily due to increases in environmental reserves and higher storm costs largely driven by the impact of an ice storm in January 2009.

Partially offsetting these increases were:

•	A $102 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced usage due to lower demand;
•	An $82 million impairment of emission allowances due to the temporary invalidation of the Clean Air Interstate Rule in 2008;

•	A $34 million decrease due to storm restoration work for damage caused by Hurricane Ike in 2008;
•

A $33 million decrease in retail and wholesale fuel expenses due to lower purchased power expenses resulting from decreased power prices net of higher contract prices and lower realized gains on fuel hedges in 2009 compared to 2008; and

•	A $28 million decrease in regulatory asset amortization resulting from the expiration of the Ohio electric RTC for residential customers.

Gains on Sales of Other Assets and Other, net. The decrease in 2009 compared to 2008 is attributable to lower gains on sales of emission allowances in 2009 compared to 2008.

Other Income and Expenses, net. The decrease in 2009 as compared to 2008 is primarily attributable to a reduction in interest income accrued for uncertain income tax positions and reduced interest income on the subordinated note from Cinergy Receivables Company, LLC, a wholly-owned subsidiary of Cinergy to which Duke Energy Ohio sells certain of its accounts receivable, resulting from lower interest rates.

Interest Expense. The increase was primarily due to a reduction in interest capitalized during construction as a result of lower outstanding construction work-in-process balances in 2009 compared to 2008.

Income Tax Expense. The increase was primarily the result of an effective tax rate in 2009 of (40%) compared to an effective tax rate for the same period in 2008 of 37%. The change in the effective tax rate is due primarily to an impairment of non-deductible goodwill in the nine months ended September 30, 2009.

Matters Impacting Future Results

Recently, low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have announced intentions of supplying power to current Commercial Power customers in Ohio and Commercial Power has experienced an increase in customer switching in the second and third quarters of 2009. These evolving market conditions may continue to impact Commercial Power’s sales margins and results of operations, and may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of September 30, 2009, Commercial Power had regulatory assets of approximately $190 million related to under-collections under its ESP and mark-to-market losses on certain economic hedges.

As discussed in Note 7 to the Consolidated Financial Statements, “Goodwill and Intangible Assets,” Commercial Power recorded an impairment charge in the third quarter of 2009 of approximately $727 million within its non-regulated generation reporting unit to write down the goodwill to its implied fair value. As a result of this impairment charge, the carrying value of goodwill associated with the non-regulated generation reporting unit of approximately $479 million is equivalent to its implied fair value. This impairment charge was based on a number of factors, including a decline in load forecast, depressed market power prices and carbon legislation developments. Should the assumptions used related to these factors change in the future as a result of then market conditions, as well as any acceleration in the timing of carbon legislation developments, it is possible that further goodwill impairment charges could be recorded.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2009 and, other than the third quarter system change described below, have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the third quarter of 2009, Duke Energy Ohio implemented a new system for online customer billing and payment. The system change is a result of an evaluation of the previous system and related process to support evolving operational needs, and is not the result of any identified deficiencies in the previous system. Duke Energy Ohio reviewed the implementation effort as well as the impact on Duke Energy Ohio’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address the system change.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2009, see Note 10 to the Consolidated Financial Statements, “Regulatory Matters” and Note 11 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors

Careful consideration should be given to the factors discussed in Part 1. “Item 1A. Risk Factors” in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect Duke Energy Ohio’s financial condition or future results. In addition to the risk factors identified in the Form 10-K for the year ended December 31, 2008, and the other information set forth in this report, the following risk factor is presented. Additional risks and uncertainties not currently known to Duke Energy Ohio or that Duke Energy Ohio currently deems to be immaterial also may adversely affect Duke Energy Ohio’s financial condition and/or results of operations.

Customers have recently begun to select alternative electric generation service providers, as allowed by Ohio legislation.

Under current Ohio legislation, electric generation is sold in a competitive market in Ohio, and Duke Energy Ohio’s native load customers have the ability to switch to alternative suppliers for their electric generation service. Competitive power suppliers have announced intentions of supplying power to Duke Energy Ohio’s current customers in Ohio, and Duke Energy Ohio has experienced an increase in customer switching in the second and third quarters of 2009. These evolving market conditions may continue to impact Duke Energy Ohio’s results of operations, and also may impact Duke Energy Ohio’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment.

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

DUKE ENERGY OHIO, INC.

Date: November 12, 2009	/S/ STEVEN K. YOUNG
Steven K. Young Chief Financial Officer, Senior Vice President and Controller