Form 10-K
period 2009-12-31
Duke Energy Ohio, Inc.
filed 2010-03-12
CIK 20290

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009 or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

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

DECEMBER 31, 2009

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•

State and federal legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements as well as rulings that affect cost and investment recovery or have an impact on rate structures;

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

GENERAL

Overview. Duke Energy Ohio, Inc. (Duke Energy Ohio), an Ohio corporation organized in 1837, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through its wholly-owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky), in nearby areas of Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. Except where separately noted, references to Duke Energy Ohio herein relate to the consolidated operations of Duke Energy Ohio, including Duke Energy Kentucky.

Business Segments. At December 31, 2009, Duke Energy Ohio operated two business segments, both of which are considered reportable segments under the applicable accounting rules: Franchised Electric and Gas and Commercial Power. For additional information on each of these business segments, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of each of Duke Energy Ohio’s reportable business segments, as well as Other:

Franchised Electric and Gas. Franchised Electric and Gas consists of Duke Energy Ohio’s regulated electric and gas transmission and distribution systems, including its regulated electric generation in Kentucky. Franchised Electric and Gas plans, constructs, operates and maintains Duke Energy Ohio’s transmission and distribution systems, which generate, transmit and distribute electric energy to consumers in southwestern Ohio and northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. These electric and gas operations are subject to the rules and regulations of the Federal Energy Regulatory Commission (FERC), the Public Utilities Commission of Ohio (PUCO) and the Kentucky Public Service Commission (KPSC). Substantially all of Franchised Electric and Gas’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

Franchised Electric and Gas’ service area covers about 3,000 square miles with an estimated population of 2.1 million in southwestern Ohio and northern Kentucky. Franchised Electric and Gas supplies electric service to approximately 820,000 residential, commercial and industrial customers over approximately 19,500 miles of distribution lines and an approximate 2,500 mile transmission system in Ohio and Kentucky. Franchised Electric and Gas provides regulated transmission and distribution services for natural gas to approximately 500,000 customers via approximately 7,100 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and service lines. See Item 2. “Properties” for further discussion of Franchised Electric and Gas’ generating facilities.

Commercial Power. Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s asset portfolio comprises approximately 7,550 net megawatts (MW) and its generation assets consist of a diversified fuel mix with baseload and mid-merit coal-fired units, as well as combined cycle (CC) and peaking natural gas-fired units. Commercial Power’s portfolio includes five Midwestern gas-fired generation assets that were transferred from Duke Energy in 2006. See Item 2. “Properties” for further discussion of Commercial Power’s generating facilities. Through December 31, 2008, most of the generation asset output in Ohio was contracted through the Rate Stabilization Plan (RSP). Effective January 1, 2009, Commercial Power began operating under an Electric Security Plan (ESP), which expires on December 31, 2011. As a result of the approval of the ESP, certain of Commercial Power’s operations reapplied regulatory accounting treatment effective December 17, 2008. See Notes 1 and 4 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” and “Regulatory Matters,” respectively, for a discussion of the reapplication of regulatory accounting treatment to certain of Commercial Power’s operations, as well as for further discussion related to the RSP and ESP.

Duke Energy Ohio’s generation operations within its Commercial Power business segment include generation assets located in Ohio that are dedicated to serve Ohio native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native.

Other. The remainder of Duke Energy Ohio’s operations is presented as Other. Although it is not considered a business segment, Other for Duke Energy Ohio includes certain allocated governance costs.

General. Duke Energy Ohio is an Ohio corporation. Its principal executive offices are located at 139 East Fourth Street, Cincinnati, Ohio 45202. The telephone number is 704-594-6200. Duke Energy Ohio electronically files reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports. The public may read and copy any materials that Duke Energy Ohio files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about Duke Energy Ohio, including its reports filed with the SEC, is available through Duke Energy’s Web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s Web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition
ACES	American Clean Energy and Security Act of 2009

AFUDC	Allowance for Funds Used During Construction

AOCI	Accumulated Other Comprehensive Income

ASC	Accounting Standards Codification

PART I

Term or Acronym	Definition
CAA	Clean Air Act

CAIR	Clean Air Interstate Rule

CC	Combined Cycle

CCP	Coal Combustion Product

CG&E	The Cincinnati Gas & Electric Company

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

Cinergy Receivables	Cinergy Receivables Company, LLC

CO2	Carbon dioxide

CT	Combustion Turbine

DOJ	Department of Justice

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Indiana	Duke Energy Indiana, Inc.

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

EBIT	Earnings Before Interest and Taxes

EPA	Environmental Protection Agency

ESP	Electric Security Plan

EWG	Exempt Wholesale Generator

FASB	Financial Accounting Standards Board

FERC	Federal Energy Regulatory Commission

FIP	Federal Implementation Plan

FPP	Fuel and Purchased Power

GAAP	Generally Accepted Accounting Principles in the United States

GHG	Greenhouse Gas

ITC	Investment Tax Credit

KPSC	Kentucky Public Service Commission

KV	Kilovolt

PART I

Term or Acronym	Definition
kWh	Kilowatt-hour

LIBOR	London Interbank Offered Rate

Mcf	Thousand cubic feet

MMBtu	Million British Thermal Unit

MRO	Market Rate Option

MW	Megawatt

MWh	Megawatt-hour

NOx	Nitrogen oxide

NPNS	Normal purchase/normal sale

NSR	New Source Review

OCC	Office of the Ohio Consumers’ Counsel

Ohio T&D	Ohio Transmission and Distribution

PUCO	Public Utilities Commission of Ohio

QSPE	Qualifying Special-Purpose Entity

RSP	Rate Stabilization Plan

RTC	Regulatory Transition Charge

SB 221	Ohio Senate Bill 221

SEC	Securities and Exchange Commission

SO2	Sulfur dioxide

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

ENVIRONMENTAL MATTERS

Duke Energy Ohio is subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting Duke Energy Ohio include, but are not limited to:

•

The Clean Air Act (CAA), as well as state laws and regulations impacting air emissions, including State Implementation Plans related to existing and new national ambient air quality standards for ozone and particulate matter. Owners and/or operators of air emission sources are responsible for obtaining permits and for annual compliance and reporting.

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

PART I

•

The Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act, which requires certain solid wastes, including hazardous wastes, to be managed pursuant to a comprehensive regulatory regime.

•	The National Environmental Policy Act, which requires federal agencies to consider potential environmental impacts in their decisions, including siting approvals.

See “Other Matters” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on Duke Energy Ohio’s operations. Additionally, other potential future environmental laws and regulations could have a significant impact on Duke Energy Ohio’s results of operations, cash flows or financial position. However, if such laws are enacted, Duke Energy Ohio would seek appropriate regulatory recovery of costs to comply within its regulated operations.

For more information on environmental matters involving Duke Energy Ohio, including possible liability and capital costs, see Notes 4 and 15 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively.

Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of Duke Energy Ohio.

Item 1A.	Risk Factors.

The risk factors discussed herein relate specifically to risks associated with Duke Energy Ohio.

Competition in the unregulated markets in which Duke Energy Ohio operates may adversely affect the growth and profitability of Duke Energy Ohio’s business. The impact of competition, including current legislation in Ohio, has caused customers of Duke Energy Ohio to select alternative electric generation suppliers. Such competition could result in unrecovered costs that could adversely affect Duke Energy Ohio’s financial position, results of operations or cash flows.

Under current Ohio legislation, electric generation is sold in a competitive market in Ohio, and Duke Energy Ohio’s native load customers have the ability to switch to alternative suppliers for their electric generation service. Competitive power suppliers have begun supplying power to Duke Energy Ohio’s current customers in Ohio, and Duke Energy Ohio has experienced an increase in customer switching in the second half of 2009. These evolving market conditions may continue to impact Duke Energy Ohio’s results of operations, and also may impact Duke Energy Ohio’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. To the extent competitive pressures increase, the economics of Duke Energy Ohio’s business may come under long-term pressure. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Retail competition could have a significant adverse financial impact on Duke Energy Ohio due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital.

Duke Energy Ohio may also face competition from new competitors that have greater financial resources than Duke Energy Ohio does, seeking attractive opportunities to acquire or develop energy assets or energy trading operations. These new competitors may include sophisticated financial institutions, some of which are already entering the energy trading and marketing sector, and international energy players, which may enter regulated or unregulated energy businesses. Duke Energy Ohio cannot predict the extent and timing of entry by additional competitors into the electric markets. This competition may adversely affect Duke Energy Ohio’s ability to make investments or acquisitions.

Increased competition resulting from deregulation or restructuring efforts in Ohio could have a significant adverse impact on Duke Energy Ohio’s financial position, results of operations or cash flow. Duke Energy Ohio may not be able to respond in a timely or effective manner to the many changes designed to increase competition in the electricity industry. Duke Energy Ohio cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on its financial position, results of operations or cash flows.

Duke Energy Ohio’s electric revenues, earnings and results are dependent on federal and state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit Duke Energy Ohio’s ability to recover costs.

Duke Energy Ohio’s franchised electric businesses are regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of Ohio and Kentucky. If Duke Energy Ohio’s franchised electric earnings exceed the returns established by the state regulatory commissions, Duke Energy Ohio’s retail electric rates may be subject to review and possible reduction by the commissions, which may decrease Duke Energy Ohio’s future earnings. If regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, Duke Energy Ohio’s future earnings could be negatively impacted. Additionally, certain portions of Duke Energy Ohio’s Commercial Power operations are regulated on a partial cost-of-service/rate-of-return basis under the ESP.

Duke Energy Ohio may be unable to secure long-term power sales agreements or transmission agreements, which could expose Duke Energy Ohio’s sales to increased volatility.

In the future, Duke Energy Ohio may not be able to secure long-term power sales agreements to customers for Duke Energy Ohio’s unregulated power generation facilities. If Duke Energy Ohio is unable to secure these types of agreements, Duke Energy Ohio’s sales volumes would be exposed to increased volatility. Without the benefit of long-term customer power purchase agreements, Duke Energy Ohio cannot assure that it will be able to operate profitably. The inability to secure these agreements could materially adversely affect Duke Energy Ohio’s results and business.

Duke Energy Ohio must meet credit quality standards and there is no assurance that Duke Energy Ohio will maintain investment grade credit ratings. If Duke Energy Ohio or its rated subsidiary is unable to maintain an investment grade credit rating, Duke Energy Ohio would be required under credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect its liquidity.

Both Duke Energy Ohio’s and its rated subsidiary’s senior unsecured long-term debt is currently rated investment grade by various rating agencies. Duke Energy Ohio cannot be sure that its or its rated subsidiary’s senior unsecured long-term debt will be rated investment grade in the future.

If the rating agencies were to rate Duke Energy Ohio or its rated subsidiary below investment grade, Duke Energy Ohio’s borrowing costs would increase, perhaps significantly. In addition, Duke Energy Ohio or its rated subsidiary would likely be required to pay a higher interest rate in future financings, and its potential pool of investors and funding sources would likely decrease. Any downgrade or other event

PART I

negatively affecting the credit ratings of Duke Energy Ohio or its rated subsidiary could also increase Cinergy’s or Duke Energy’s need to provide liquidity in the form of capital contributions or loans, thus reducing the liquidity and borrowing availability of the consolidated group.

A downgrade below investment grade could also require Duke Energy Ohio to post additional collateral in the form of letters of credit or cash under various credit agreements and trigger termination clauses in some interest rate agreements, which would require cash payments. All of these events would likely reduce Duke Energy Ohio’s liquidity and profitability and could have a material adverse effect on Duke Energy Ohio’s financial position, results of operations or cash flows.

Duke Energy Ohio relies on access to short-term intercompany borrowings and longer-term capital markets to finance its capital requirements and support its liquidity needs, and Duke Energy Ohio’s access to those markets can be adversely affected by a number of conditions, many of which are beyond Duke Energy Ohio’s control.

Duke Energy Ohio’s business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from Duke Energy Ohio’s assets. Accordingly, Duke Energy Ohio relies on access to short-term borrowings via Duke Energy’s money pool arrangement and financings from longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from its operations and to fund investments originally financed through debt instruments with disparate maturities. If Duke Energy Ohio is not able to access capital at competitive rates or Duke Energy Ohio cannot obtain short-term borrowings via the money pool arrangement, its ability to finance its operations and implement its strategy could be adversely affected.

Market disruptions may increase Duke Energy Ohio’s cost of borrowing or adversely affect Duke Energy Ohio’s ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; capital market conditions generally; market prices for electricity and gas; terrorist attacks or threatened attacks on Duke Energy Ohio’s facilities or unrelated energy companies; or the overall health of the energy industry. Restrictions on Duke Energy Ohio’s ability to access financial markets may also affect its ability to execute its business plan as scheduled. An inability to access capital may limit Duke Energy Ohio’s ability to pursue improvements or acquisitions that it may otherwise rely on for future growth.

Duke Energy Ohio’s ultimate parent, Duke Energy, maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at either Duke Energy or Duke Energy Ohio could preclude Duke Energy or Duke Energy Ohio from issuing letters of credit or borrowing under the revolving credit facility. Additionally, there are no assurances that commitments made by lenders under Duke Energy Ohio’s credit facility will be available as a source of funding due to on-going uncertainties in the financial services industry.

Duke Energy Ohio is exposed to credit risk of the customers and counterparties with whom Duke Energy Ohio does business.

Adverse economic conditions affecting, or financial difficulties of, customers and counterparties with whom Duke Energy Ohio does business could impair the ability of these customers and counterparties to pay for Duke Energy Ohio’s services or fulfill their contractual obligations, including loss recovery payments under insurance contracts, or cause them to delay such payments or obligations. Duke Energy Ohio depends on these customers and counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect Duke Energy Ohio’s financial position, results of operations or cash flows.

Poor investment performance of Cinergy’s pension plan holdings and other factors impacting pension plan costs could unfavorably impact Duke Energy Ohio’s liquidity and results of operations.

Duke Energy Ohio participates in certain employee benefit plans sponsored by its parent, Cinergy. Duke Energy Ohio is allocated costs and obligations related to these plans. Cinergy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and required or voluntary contributions made to the plans. While Cinergy has complied with the minimum funding requirements as of December 31, 2009, Cinergy’s qualified pension plans had obligations which exceeded the value of plan assets by approximately $300 million. Without sustained growth in the pension investments over time to increase the value of plan assets and depending upon the other factors impacting Cinergy’s costs as listed above, Duke Energy Ohio could be required to fund its parent’s plans with significant amounts of cash. Such cash funding obligations could have a material impact on Duke Energy Ohio’s financial position, results of operations or cash flows.

Duke Energy Ohio is subject to numerous environmental laws and regulations that require significant capital expenditures, can increase its cost of operations, and which may impact or limit its business plans, or expose it to environmental liabilities.

Duke Energy Ohio is subject to numerous environmental laws and regulations affecting many aspects of its present and future operations, including air emissions (such as reducing nitrogen oxide (NOx), sulfur dioxide (SO2) and mercury emissions or potential future control of greenhouse gas emissions), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating and other costs. These laws and regulations generally require Duke Energy Ohio to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for clean-up costs and damages arising out of contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps Duke Energy Ohio could be required to take to ensure that its facilities are in compliance could be prohibitively expensive. As a result, Duke Energy Ohio may be required to shut down or alter the operation of its facilities, which may cause it to incur losses. Further, Duke Energy Ohio’s regulatory rate structure and its contracts with customers may not necessarily allow it to recover capital costs Duke Energy Ohio incurs to comply with new environmental regulations. Also, Duke Energy Ohio may not be able to obtain or maintain from time to time all required environmental regulatory approvals for its operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if Duke Energy Ohio fails to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of Duke Energy Ohio’s facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on Duke Energy Ohio’s financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

There is growing consensus that some form of regulation will be forthcoming at the federal level with respect to greenhouse gas emissions, including carbon dioxide (CO2), and such regulation could result in the creation of substantial compliance costs.

The Environmental Protection Agency (EPA) also has plans to propose new federal regulations governing the management of coal combustion by-products, including fly ash. These regulations may require Duke Energy Ohio to make additional capital expenditures and increase Duke Energy Ohio’s operating and maintenance costs.

In addition, Duke Energy Ohio is generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of Duke Energy Ohio’s power generation facilities and natural gas assets which it has acquired or developed,

PART I

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

Duke Energy Ohio is involved in numerous legal proceedings, the outcomes of which are uncertain, and resolution adverse to Duke Energy Ohio could negatively affect Duke Energy Ohio’s financial position, results of operations or cash flows.

Duke Energy Ohio is subject to numerous legal proceedings. Litigation is subject to many uncertainties and Duke Energy Ohio cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which Duke Energy Ohio is involved could require it to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on its consolidated results of operations and cash flows. Similarly, it is reasonably possible that the terms of resolution could require Duke Energy Ohio to change its business practices and procedures, which could also have a material effect on Duke Energy Ohio’s financial position, results of operations or cash flows.

Duke Energy Ohio’s consolidated results of operations may be negatively affected by overall market, economic and other conditions that are beyond Duke Energy Ohio’s control.

Sustained downturns or sluggishness in the economy generally affect the markets in which Duke Energy Ohio operates and negatively influence its operations. Declines in demand for energy as a result of economic downturns in Duke Energy Ohio’s franchised electric service territories will reduce overall sales and lessen Duke Energy Ohio’s cash flows, especially as Duke Energy Ohio’s industrial customers reduce production and, therefore, consumption of electricity and gas. Although Duke Energy Ohio’s franchised electric and gas business is subject to regulated allowable rates of return and recovery of fuel costs under a fuel adjustment clause, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations. Additionally, prolonged economic downturns that negatively impact Duke Energy Ohio’s result of operations and cash flows could result in future material impairment charges being recorded to write down the carrying value of certain assets, including goodwill, to their respective fair values.

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

Factors that could impact sales volumes, generation of electricity and market prices at which Duke Energy Ohio is able to sell electricity are as follows:

•

weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low or high rainfall that decrease Duke Energy Ohio’s ability to operate its facilities in an economic manner;

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

•

electric generation capacity surpluses which cause Duke Energy Ohio’s non-regulated energy plants to generate and sell less electricity at lower prices and may cause some plants to become non-economical to operate; and

•	capacity and transmission service into, or out of, Duke Energy Ohio’s markets.

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

Duke Energy Ohio’s business is subject to extensive federal regulation that will affect Duke Energy Ohio’s operations and costs.

PART I

Duke Energy Ohio is subject to regulation by FERC and various other federal agencies. Regulation affects almost every aspect of Duke Energy Ohio’s businesses, including, among other things, Duke Energy Ohio’s ability to: take fundamental business management actions; determine the terms and rates of Duke Energy Ohio’s transmission and distribution businesses’ services as well as its regulated generation business; make acquisitions; issue debt securities; engage in transactions between Duke Energy Ohio’s utilities and other subsidiaries and affiliates; and pay dividends to its ultimate parent, Duke Energy. Changes to these regulations are ongoing, and Duke Energy Ohio cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on Duke Energy Ohio’s businesses. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in or affect business planning and transactions and can substantially increase Duke Energy Ohio’s costs.

New laws or regulations could have a negative impact on Duke Energy Ohio’s financial position, results of operations or cash flows.

Changes in laws and regulations affecting Duke Energy Ohio, including new accounting standards could change the way Duke Energy Ohio is required to record revenues, expenses, assets and liabilities. These types of regulations could have a negative impact on Duke Energy Ohio’s financial position, results of operations or cash flows or access to capital.

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

FRANCHISED ELECTRIC AND GAS

As of December 31, 2009, Franchised Electric and Gas operated two coal-fired stations with a combined net capacity of 577 MW and one combustion turbine (CT) station with a net capacity of 462 MW. Franchised Electric and Gas also owns two underground caverns with a total storage capacity of approximately 16 million gallons of liquid propane. The stations and caverns are located in Ohio and Kentucky.

In addition, as of December 31, 2009, Duke Energy Ohio owned approximately 2,500 conductor miles of electric transmission lines, including 1,000 miles of 345 kilovolts (KV), 700 miles of 100 to 161 KV, and 800 miles of 13 to 69 KV. Duke Energy Ohio also owned approximately 19,500 conductor miles of electric distribution lines, including 14,000 miles of overhead lines and 5,500 miles of underground lines, as of December 31, 2009 and approximately 7,100 miles of gas mains and service lines. As of December 31, 2009, the electric transmission and distribution systems had approximately 280 substations. In addition, Duke Energy Ohio has access to 5.5 million gallons of liquid propane storage and product loaned through a commercial services agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

Substantially all of Franchised Electric and Gas’ electric plant in service is mortgaged under the mortgage bond indenture of Duke Energy Ohio.

COMMERCIAL POWER

As of December 31, 2009, Commercial Power jointly owns six coal-fired stations with a combined net capacity of 3,529 MW, of which Duke Energy Ohio operates three. Commercial Power also owns and operates five CT stations, one of which is jointly owned, with a combined net capacity of 1,544 MW and three CC stations with a combined net capacity of 2,480 MW. The stations are located in Ohio, Illinois, Indiana and Pennsylvania.

Item 3.	Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

PART I

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Cinergy owns all of the common stock of Duke Energy Ohio. Duke Energy owns all of the common stock of Cinergy. Duke Energy Ohio anticipates making periodic dividends to its parent, Cinergy, which may ultimately dividend the funds to Duke Energy to provide funding support for Duke Energy’s dividend. During the years ended December 31, 2009, 2008 and 2007, Duke Energy Ohio paid dividends to Cinergy of $360 million, $200 million and $135 million, respectively.

PART II

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2009, 2008 and 2007.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio, Inc. (Duke Energy Ohio) is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2009	2008	Increase (Decrease)
Operating revenues	$3,388	$3,424	$(36)
Operating expenses	3,534	2,965	569
Gains on sales of other assets and other, net	12	59	(47)

Operating (loss) income	(134)	518	(652)
Other income and expenses, net	11	34	(23)
Interest expense	117	94	23

(Loss) income before income taxes	(240)	458	(698)
Income tax expense	186	171	15

(Loss) income before extraordinary items	(426)	287	(713)
Extraordinary items, net of tax	—	67	(67)

Net (loss) income	$(426)	$354	$(780)

Net (Loss) Income

The $780 million decrease in Duke Energy Ohio’s net income was primarily due to the following factors:

Operating Revenues. The decrease was due primarily to:

•	A $152 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales volumes;

•

A $79 million decrease in retail electric revenues resulting from increased customer switching levels and lower retail volumes due to the overall declining economic conditions, which are primarily impacting the industrial sector;

•	A $46 million decrease related to native load due to milder weather; and

•	A $40 million decrease from the expiration of the Ohio electric Regulatory Transition Charge (RTC) for residential customers.

Partially offsetting these decreases were:

•

An $80 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the Electric Security Plan (ESP) in 2009 and the timing of fuel and purchased power rider collections in 2008;

•

A $68 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $6 million in 2009 compared to losses of $74 million in 2008;

•	A $68 million increase due to higher generation volumes and PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008;

•

A $48 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2009 compared to 2008 and margin earned from participation in wholesale auctions in 2009; and

•	A $20 million increase due to implementation of new distribution electric rates in Ohio.

Operating Expenses. The increase was due primarily to:

•

A $727 million impairment of goodwill and a $42 million impairment of certain generation assets in 2009. See Note 10 to the Consolidated Financial Statements, “Goodwill and Intangibles,” for additional information;

•	A $55 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $58 million in 2009 compared to losses of $3 million in 2008;

•

A $30 million increase due to depreciation expense on environmental projects placed in service in the second half of 2008 and higher plant maintenance expenses resulting from increased plant outages in 2009 compared to 2008;

•	A $21 million increase in other post-employment benefits due to an adjustment to the liability recorded for these benefits in 2008; and

PART II

•

A $10 million increase in fuel and operating expenses for the Midwest gas-fired assets primarily due to higher generation volumes in 2009 compared to 2008 offset by bad debt reserves associated with the Lehman Brothers bankruptcy in 2008.

Partially offsetting these increases were:

•	A $166 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced usage due to lower demand;

•	An $82 million impairment of emission allowances due to the invalidation of the Clean Air Interstate Rule (CAIR) in 2008;

•	A $36 million decrease in regulatory asset amortization resulting from the expiration of the Ohio electric RTC for residential customers;

•

A $21 million decrease in retail and wholesale fuel expenses due to lower purchased power expenses resulting from decreased power prices net of higher contract prices and lower realized gains on fuel hedges in 2009 compared to 2008; and

•	A $15 million decrease in operating expenses primarily due to the deferral of environmental amounts in Ohio that had been reserved and charged to expense in prior periods.

Gains on Sales of Other Assets and Other, net. The decrease in 2009 as compared to 2008 was attributable to lower gains on sales of emission allowances in 2009.

Other Income and Expenses, net. The decrease in 2009 compared to 2008 is primarily attributable to a reduction in interest income accrued for uncertain income tax positions and reduced interest income on the subordinated note from Cinergy Receivables Company, LLC (Cinergy Receivables), a wholly-owned subsidiary of Cinergy, to which Duke Energy Ohio sells certain of its accounts receivable, resulting from lower interest rates.

Interest Expense. The increase was primarily due to a reduction in interest capitalized during construction as a result of lower outstanding construction work-in-process balances in 2009 compared to 2008 and an increase in debt balances in 2009 compared to 2008.

Income Tax Expense. The increase was primarily the result of an effective tax rate in 2009 of (77.5%) compared to an effective tax rate for the same period in 2008 of 37.3%. The change in the effective tax rate is due primarily to an approximate $727 million impairment of non-deductible goodwill in the year ended December 31, 2009.

Extraordinary Items, net of tax. The reapplication of regulatory accounting treatment to certain portions of Duke Energy Ohio’s business on December 17, 2008 resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to total mark-to-market losses previously recorded in earnings associated with open forward native load economic hedge contracts for fuel, purchased power and emission allowances, which the ESP allows to be recovered through a fuel and purchased power rider.

Matters Impacting Future Results

Recently, low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customer switching in the second half of 2009. Customer switching is anticipated to continue in 2010 and could have a significant impact on Commercial Power’s results. Additionally, these evolving market conditions may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of December 31, 2009, Commercial Power had regulatory assets of approximately $163 million related to under-collections under its ESP and mark-to-market losses on certain economic hedges.

As discussed in Note 10 to the Consolidated Financial Statements, “Goodwill and Intangibles,” Commercial Power recorded an impairment charge in the third quarter of 2009 of approximately $727 million within its non-regulated generation reporting unit to write down the goodwill to its implied fair value. As a result of this impairment charge, the carrying value of goodwill associated with the non-regulated generation reporting unit of approximately $461 million is equivalent to its implied fair value. This impairment charge was based on a number of factors, including a decline in load forecast, depressed market power prices, customer switching and carbon legislation and/or Environmental Protection Agency (EPA) regulation developments. Should the assumptions used, related to these factors, change in the future as a result of then market conditions, as well as any acceleration in the timing of carbon legislation/EPA developments, it is possible that further goodwill impairment charges could be recorded.

Franchised Electric and Gas evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment assessments if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. As of the date of the 2009 annual impairment analysis, the fair value of Franchised Electric and Gas’ reporting units exceeded their respective carrying value, thus no goodwill impairment charges were recorded. However, the fair value of the Ohio Transmission and Distribution reporting unit (Ohio T&D), which had a goodwill balance of approximately $960 million as of December 31, 2009, exceeded the carrying value of equity by less than 15%. Management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2010 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would perform an interim impairment assessment of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this assessment. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the weighted average cost of capital (WACC), changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant

PART II

retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees, which includes approximately 69 Duke Energy Ohio employees. Additionally, Duke Energy Ohio will be allocated its proportionate share of benefit costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Ohio. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, as discussed further below, the window will close March 31, 2010. Duke Energy Ohio currently estimates severance payments associated with this voluntary plan, including allocated costs discussed above, of approximately $14 million. However, until management of Duke Energy approves the requests, it reserves the right to reject any request to volunteer based on business needs and/or excessive participation.

In addition, in January 2010, Duke Energy announced that it will consolidate certain corporate office functions of Duke Energy’s shared services affiliate, resulting in transitioning over the next two years approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position within Duke Energy or remain with Duke Energy through a transition period, at which time a reduced severance benefit would be paid under Duke Energy’s ongoing severance plan. Management cannot currently estimate the costs, if any, of severance benefits which will be paid to its employees due to this office consolidation.

Additionally, Duke Energy believes that it is possible that the voluntary severance plan may trigger settlement accounting or curtailment accounting with respect to its pension and other post-retirement benefit plans. At this time, management is unable to determine the likelihood that settlement or curtailment accounting will be triggered.

Other Matters

General. For the year ended December 31, 2009, earnings were insufficient to cover fixed charges by approximately $244 million due primarily to a non-cash goodwill impairment charge of approximately $727 million. Duke Energy Ohio’s fixed charges coverage ratio, as calculated using SEC guidelines, was 4.6 times for the year ended December 31, 2008 and 3.8 times for the year ended December 31, 2007.

Global Climate Change. Although there is still much to learn about the causes and long-term effects of climate change, many, including Duke Energy Ohio, advocate taking steps now to begin reducing greenhouse gas (GHG) emissions with the long-term aim of stabilizing the atmospheric concentration of GHGs at a level that avoids any potentially worst-case effects of climate change.

The EPA publishes an inventory of man-made U.S. GHG emissions annually. Carbon dioxide (CO2), a byproduct of fossil fuel combustion, currently accounts for about 85% of U.S. GHG emissions. Duke Energy Ohio’s GHG emissions consist primarily of CO2 and most come from its fleet of coal fired power plants. In 2009, Duke Energy Ohio’s power plants emitted approximately 28 million tons of CO2. Duke Energy Ohio’s future CO2 emissions will be influenced by variables including new regulations, economic conditions that affect electricity demand, and Duke Energy Ohio’s decisions regarding generation technologies deployed to meet customer electricity needs.

Congress has not yet passed legislation mandating control or reduction of GHGs. On June 26, 2009, the U.S. House of Representatives passed H.R. 2454—the American Clean Energy and Security Act of 2009 (ACES). This legislation includes a GHG cap-and-trade program that covers approximately 85% of the GHG emissions in the U.S. economy, including emissions from the electric utility sector. The legislation also includes a combined efficiency and renewable electricity standard that applies to the electric utility sector. The standard establishes minimum requirements for the amount of renewable energy electric utilities must provide to end-use customers on an annual basis. It allows companies to comply by providing renewable energy, buying renewable energy credits from other companies or the government, or by reducing customer electricity demand through the deployment of energy efficiency programs.

On November 5, 2009, the U.S. Senate Environment and Public Works Committee passed and sent to the U.S. Senate floor S. 1733—the Clean Energy Jobs and American Power Act of 2009 (S. 1733). The legislation included an economy-wide cap-and-trade program similar to the one contained in ACES. The U.S. Senate Energy and Natural Resources Committee had previously passed legislation containing new requirements for energy efficiency and for a renewable electricity standard. No further U.S. Senate action has been taken on either bill since passage out of their respective committees.

The debates that took place in the U.S. Senate in 2008 and 2009 make it clear that there are wide-ranging views among Senators regarding what constitutes acceptable climate change legislation. These divergent views, the state of the economy, the current structure of the U.S. Senate necessitating 60 votes to move legislation and the political pressures as the 2010 mid-term election approaches, make passage of federal climate change legislation in the U.S. Senate in 2010 highly uncertain. If the U.S. Senate were to pass some type of climate change legislation in 2010, the U.S. Senate legislation would need to be reconciled with ACES. This adds another layer of uncertainty to the prospects for enactment of climate change legislation in 2010.

On December 7, 2009, the EPA finalized an Endangerment Finding for greenhouse gases under the Clean Air Act (CAA). The Endangerment Finding does not impose any regulatory requirements on industry, but is a necessary prerequisite for the EPA to be able to finalize its proposed GHG emission standard for new motor vehicles. It is expected that the EPA will finalize its New Motor Vehicle Rule by the end of March 2010. Implementation of the New Motor Vehicle Rule may trigger permitting requirements and potentially GHG emission control requirements for new “major” stationary sources of GHG emissions which would include all of Duke Energy Ohio’s fossil fuel facilities. The EPA has stated that permitting requirements for GHGs will not apply to stationary sources in 2010.

The EPA has also proposed the Tailoring Rule, which could be finalized by the end of March 2010. This rule is intended to provide relief from the EPA’s GHG regulations for certain types of stationary sources, but not electric generating facilities. There is, at present, considerable uncertainty over the timing and the specific requirements that would apply to any stationary source that might potentially be subject to GHG permitting and emission reduction requirements as a result of the EPA’s rules. Although Duke Energy Ohio does not anticipate taking actions that would trigger the GHG permitting requirements or GHG emission reduction requirements at any of its existing generating facilities, if it were to do so, the current uncertainty surrounding the implementation of the rules and the requirements that might apply prevent management from being able to determine at this time whether the EPA rules will have a material impact on Duke Energy Ohio’s future results of operations. Numerous groups have already filed petitions with the D.C. Circuit Court of Appeals for review of the EPA’s Endangerment Finding. It is likely that the EPA’s upcoming New Motor Vehicle and Tailoring rules will also be challenged in court

PART II

once they are finalized. The current and expected legal challenges create additional uncertainty with respect to the EPA rules and what regulatory requirements, if any, will result from the rules.

Duke Energy Ohio supports the enactment of workable federal GHG legislation. Duke Energy Ohio prefers federal legislation over any EPA regulation of GHG emissions under the current CAA and believes that any legislation must include provisions that block the EPA from doing so and provide that the legislative program is the sole remedy for a source’s GHG emissions. To permit the economy to adjust rationally to the policy, legislation should establish a long-term program that first slows the growth of emissions, stops them and then transitions to a gradually declining emissions cap as new lower-and zero-emitting technologies are developed and become available for wide-scale deployment at a reasonable cost. Federal legislation should also include effective cost-containment measures to protect the U.S. economy from harmful consequences if compliance costs are excessive.

Duke Energy Ohio is unable to determine the potential cost of complying with unspecified and unknowable future GHG legislation or any indirect costs that might result, however, such costs could be significant. Duke Energy Ohio’s cost of complying with any legislatively-mandated federal GHG emissions regulations will depend upon the design details of the program, and upon the future levels of Duke Energy Ohio’s GHG emissions that might be regulated under the program. If potential future federal GHG legislation mandates a cap-and-trade approach, for example, the design elements of such a program that will have the greatest influence on Duke Energy Ohio’s compliance costs include (i) the level of the emissions cap over time, (ii) the GHG emission sources covered under the cap, (iii) the number of allowances that Duke Energy Ohio might be allocated at no cost on a year-to-year basis, (iv) the type and effectiveness of any cost containment measures that may be included in the program, (v) the role of emission offsets in the program, (vi) the availability and cost of technologies that will be available for Duke Energy Ohio to deploy to lower its emissions over time, and (vii) the price of allowances and emission offsets. Although Duke Energy Ohio believes it is likely that Congress will adopt mandatory GHG emission reduction legislation at some point, the timing and design details of any such legislation are highly uncertain at this time.

Assuming that a federal GHG cap-and-trade program is eventually enacted, Duke Energy Ohio’s compliance obligation under such a program would generally be determined by the difference between the level of its emissions in a given year and the number of no-cost allowances it receives for that year. This difference would represent the emission reductions that Duke Energy Ohio would need to achieve to comply and/or the number of allowances and/or offsets Duke Energy Ohio would need to purchase to comply, or a combination of the two. The cost of achieving the emission reductions and/or the cost of purchasing the needed allowances and/or emission offsets would represent Duke Energy Ohio’s compliance costs. This is why the more no-cost allowances Duke Energy Ohio receives, the lower its compliance obligation will be, and the lower its compliance cost will be. This is also why actions Duke Energy Ohio is taking today to reduce its GHG emissions over time will lower its exposure to any future GHG regulation. Under any future scenario involving mandatory GHG limitations, Duke Energy Ohio would plan to seek to recover its compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates.

Although a near-term compliance strategy under a GHG cap-and-trade program might be focused primarily on the purchase of allowances and/or offsets due to the lack of available emission reduction technologies and/or the time it would take to deploy technologies once they become available, it is likely that over time there would be more focus placed on deploying technology to achieve large-scale reductions in emissions. This strategy could involve replacing some existing coal-fired generation with new lower-and zero-emitting generation technologies, and/or installing new carbon capture and sequestration technology when the technologies become ready for deployment. Although there is uncertainty about what new technologies may be developed, when they may be deployed, and what their costs will be, Duke Energy Ohio currently is focused on CO2 capture and storage retrofit technology for existing pulverized coal-fired generation as promising technologies for generating electricity with lower or no CO2 emissions. Duke Energy Ohio is also making a significant commitment to increased customer energy efficiency and promoting enhanced use of renewable energy for meeting customers’ electricity needs. Duke Energy Ohio’s actions are designed to build a sustainable business that allows our customers and our shareholders to prosper in what is expected to be a carbon-constrained environment.

At the state level, the Midwestern Governors Association launched an initiative several years ago called the Midwestern Greenhouse Gas Reduction Accord (Accord). One of the objectives of the initiative was to produce a Model Rule for implementing a GHG cap-and-trade system on a regional level for consideration by individual states. In October 2009, the Accord produced a draft Model Rule, and plans to finalize the document in early 2010. Once finalized, the Model Rule will be available to states for their consideration and possible adoption and implementation. In the state of Ohio, where Duke Energy Ohio has electric generation operations, there have been observers to the Accord process and they have shown no interest in adopting the Model Rule. Based on the current position of Ohio in this regard, Duke Energy Ohio does not anticipate any cost impacts from the initiative.

The state legislature of Ohio has passed laws that require Duke Energy Ohio to meet increasing percentages of its customers’ electricity needs with renewable energy and customer energy efficiency. In Ohio the requirement reaches a minimum of 12.5% in 2024. Duke Energy Ohio will be meeting this requirement through a variety of actions and each is expected to assist Duke Energy Ohio’s overall effort to reduce its CO2 emissions. Versions of an energy efficiency and renewable electricity standard have been passed by the U.S. House of Representatives as part of ACES and by the U.S. Senate Energy and Natural Resources Committee in S. 1462. Given the current challenges associated with passing comprehensive federal climate change legislation, Congress could instead attempt to pass energy legislation in 2010 that includes a federal energy efficiency and renewable electricity standard – provisions both the full U.S House of Representatives and a U.S. Senate committee have approved, albeit at different levels. If this were to occur, Duke Energy Ohio’s compliance with the Ohio requirement would further its ability to comply with whatever federal requirements Congress might enact.

In addition to relying on new technologies to reduce its CO2 emissions, Duke Energy Ohio has received regulatory approval for its save-a-watt energy efficiency program, which will help meet customer electricity needs by increasing energy efficiency, thereby reducing demand instead of relying almost exclusively on new power plants to generate electricity.

Duke Energy Ohio recognizes that certain groups associate frequent and severe extreme weather events with climate change and the associated damage to the electric distribution system and the possibility that these weather events could have a material impact on future results of operations should these events occur. However, the uncertain nature of potential changes in extreme weather events (such as increased frequency, duration, and severity), the long period of time over which any changes might take place, and the inability to predict these accurately, make estimating any potential future financial risk to Duke Energy Ohio’s operations that may be caused by the physical risks of climate change impossible. Currently, Duke Energy Ohio plans and prepares for extreme weather events that it experiences from time to time, such as ice storms, tornados, severe thunderstorms, high winds and droughts. Duke Energy Ohio’s past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future climate change-related severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events. Duke Energy Ohio also routinely takes steps to reduce the potential impact of severe weather events on its electric

PART II

distribution systems. Duke Energy Ohio does not currently operate in coastal areas and therefore is not exposed to the effects of potential sea level rise. Duke Energy Ohio’s electric generating facilities are designed to withstand extreme weather events without damage. Duke Energy Ohio maintains an inventory of coal and oil on site to mitigate the effects of any potential short-term disruption in its fuel supply so it can continue to provide its customers with an uninterrupted supply of electricity.

For additional information on other issues related to Duke Energy Ohio, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 15 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Risk Management Policies

Duke Energy Ohio is exposed to market risks associated with commodity prices, credit exposure and interest rates. Management has established comprehensive risk management policies to monitor and manage these market risks. The Chief Risk Officer of Duke Energy, the ultimate parent entity of Duke Energy Ohio, is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits for Duke Energy Ohio.

Commodity Price Risk

Duke Energy Ohio is exposed to the impact of market fluctuations in the prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (sulfur dioxide (SO2), seasonal nitrogen oxide (NOX)and annual NOX) as a result of its energy operations such as electric generation and natural gas distribution. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities, such as gas and coal. For Duke Energy Ohio, this price risk has been somewhat reduced by the December 17, 2008 Public Utilities Commission of Ohio (PUCO) approval of Duke Energy Ohio’s ESP, which resulted in the reapplication of regulatory accounting treatment to certain portions of Duke Energy Ohio’s Commercial Power business segment operations as of that date. Duke Energy Ohio employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as swaps, futures, forwards and options. See Note 8 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities,” for additional information.

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

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, Duke Energy Ohio enters into other contracts that qualify for the normal purchases/normal sales (NPNS) exception. When a contract meets the criteria to qualify as a normal purchase/normal sale, Duke Energy Ohio applies such exception. Income recognition and realization related to NPNS contracts generally coincide with the physical delivery of power. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract as long as the transaction remains probable of occurring.

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

Generation Portfolio Risks for 2010. Duke Energy Ohio is primarily exposed to market price fluctuations of wholesale power, coal, natural gas and emission allowance prices associated with its excess capacity from generation assets that are dedicated to serve Ohio native load customers and its non-regulated operations. Duke Energy Ohio closely monitors the risks associated with these commodity price changes on its future generation operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations, in addition to optimizing the value of its non-regulated generation portfolio. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio, where such market transparency exists. The generation portfolio not utilized to serve native load or committed load is subject to commodity price fluctuations. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% price change per megawatt-hour (MWh) in forward wholesale power prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $10 million in 2010 and $5 million in 2009, respectively, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% change in the forward price per ton of coal would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $8 million in 2010 and $10 million in 2009, respectively, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% price change per Million British Thermal Unit (MMBtu) in natural gas prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $6 million in 2010 and $5 million in 2009, respectively, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date.

Sensitivities for derivatives beyond 2010. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2010 are also exposed to changes in fair value due to market price fluctuations of wholesale power and coal. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% price change in the forward price per MWh of wholesale power would

PART II

have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $24 million in 2010 and $11 million in 2009, respectively, resulting from the impact of mark-to-market changes on non-qualifying and undesignated power contracts pertaining to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2009 and 2008, it was estimated that a 10% change in the forward price per ton of coal would have a corresponding effect on Duke Energy Ohio’s pre-tax income of approximately $10 million in 2010 and 2009, resulting from the impact of mark-to-market changes on non-qualifying and undesignated coal contracts pertaining to periods in excess of one year from the respective date.

The commodity price sensitivity calculations above consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Credit Risk

Credit risk represents the loss that Duke Energy Ohio would incur if a counterparty fails to perform under its contractual obligations.

Retail. Credit risk associated with Duke Energy Ohio’s service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Duke Energy Ohio mitigates this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers have historically been insignificant to the operations of Duke Energy Ohio and are typically recovered through the retail rates. However, in light of current overall economic conditions, management continues to monitor customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Ohio sells certain of its accounts receivable and related collections through Cinergy Receivables, a bankruptcy remote, special purpose entity. While no direct recourse to Duke Energy Ohio exists, it risks loss in the event collections are not sufficient to allow for full recovery of its retained interests or in the event the level of charge-offs in future periods increases. See Note 12 to the Consolidated Financial Statements, “Sales of Accounts Receivable.”

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

Based on Duke Energy Ohio’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy Ohio does not anticipate a materially adverse effect on its financial position, results of operations or cash flows as a result of non-performance by any counterparty.

Interest Rate Risk

Duke Energy Ohio is exposed to risk resulting from changes in interest rates as a result of its issuance of variable and fixed rate debt. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. Duke Energy Ohio also enters into financial derivative instruments, including interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 8 and 14 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities” and “Debt and Credit Facilities,” respectively.

Based on a sensitivity analysis as of December 31, 2009, it was estimated that if market interest rates average 1% higher (lower) in 2010 than in 2009, interest expense, net of offsetting impacts in interest income, would increase (decrease) by approximately $7 million. Comparatively, based on a sensitivity analysis as of December 31, 2008, had interest rates averaged 1% higher (lower) in 2009 than in 2008, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by approximately $11 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, including money pool balances, adjusted for interest rate hedges and cash and cash equivalents outstanding as of December 31, 2009 and 2008. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Ohio’s financial structure.

PART II

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Ohio, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Charlotte, North Carolina

March 12, 2010

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2009	2008	2007
Operating Revenues
Regulated electric	$2,236	$988	$984
Non-regulated electric and other	502	1,646	1,751
Regulated natural gas	650	790	720

Total operating revenues	3,388	3,424	3,455

Operating Expenses
Fuel used in electric generation and purchased power—regulated	772	157	154
Fuel used in electric generation and purchased power—non-regulated	274	847	916
Cost of natural gas and coal sold	329	486	496
Operation, maintenance and other	744	743	756
Depreciation and amortization	384	409	392
Property and other taxes	262	241	250
Goodwill and other impairment charges	769	82	—

Total operating expenses	3,534	2,965	2,964

Gains (Losses) on Sales of Other Assets and Other, net	12	59	(8)

Operating (Loss) Income	(134)	518	483
Other Income and Expenses, net	11	34	32
Interest Expense	117	94	100

(Loss) Income Before Income Taxes	(240)	458	415
Income Tax Expense	186	171	151

(Loss) Income Before Extraordinary Items	(426)	287	264
Extraordinary Items, net of tax	—	67	—

Net (Loss) Income	$(426)	$354	$264

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$127	$27
Receivables (net of allowance for doubtful accounts of $17 at December 31, 2009 and $18 at December 31, 2008)	563	303
Inventory	268	180
Unrealized gains on mark-to-market and hedging transactions	29	51
Other	147	336

Total current assets	1,134	897

Investments and Other Assets
Goodwill	1,598	2,360
Intangibles, net	332	403
Unrealized gains on mark-to-market and hedging transactions	7	17
Other	79	65

Total investments and other assets	2,016	2,845

Property, Plant and Equipment
Cost	10,243	10,047
Less accumulated depreciation and amortization	2,379	2,277

Net property, plant and equipment	7,864	7,770

Regulatory Assets and Deferred Debits
Deferred debt expense	24	23
Regulatory assets related to income taxes	83	103
Other	390	451

Total regulatory assets and deferred debits	497	577

Total Assets	$11,511	$12,089

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS-(Continued)

(In millions, except share and per-share amounts)

	December 31,
	2009	2008
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$512	$511
Notes payable	—	343
Taxes accrued	152	134
Interest accrued	26	24
Current maturities of long-term debt	19	27
Unrealized losses on mark-to-market and hedging transactions	17	47
Other	111	93

Total current liabilities	837	1,179

Long-term Debt	2,573	1,856

Deferred Credits and Other Liabilities
Deferred income taxes	1,577	1,619
Investment tax credits	11	14
Accrued pension and other post-retirement benefit costs	249	406
Unrealized losses on mark-to-market and hedging transactions	17	15
Asset retirement obligations	36	33
Other	313	297

Total deferred credits and other liabilities	2,203	2,384

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at December 31, 2009 and 2008	762	762
Additional paid-in capital	5,570	5,570
Retained (deficit) earnings	(405)	381
Accumulated other comprehensive loss	(29)	(43)

Total common stockholder’s equity	5,898	6,670

Total Liabilities and Common Stockholder’s Equity	$11,511	$12,089

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(426)	$354	$264
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	386	412	395
Extraordinary item, net of tax	—	(67)	—
(Gains) losses on sales of other assets and other, net	(12)	(59)	8
Impairment of goodwill and other impairment charges	769	82	—
Deferred income taxes	102	53	18
Accrued pension and other post-retirement benefit costs	13	4	37
Contributions to qualified pension plans	(210)	—	(92)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	35	10	21
Receivables	(77)	38	(30)
Inventory	(16)	(70)	5
Other current assets	69	(28)	22
Increase (decrease) in
Accounts payable	8	(112)	176
Taxes accrued	18	(43)	(144)
Other current liabilities	(15)	9	1
Other assets	25	19	156
Other liabilities	24	(55)	(89)

Net cash provided by operating activities	693	547	748

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(433)	(565)	(593)
Net proceeds from the sales of other assets	—	4	—
Purchases of emission allowances	(25)	(17)	(23)
Sales of emission allowances	37	74	29
Notes due from affiliate, net	(184)	—
Change in restricted cash	10	52	(31)
Other	—	1	—

Net cash used in investing activities	(595)	(451)	(618)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	813	136	205
Redemption of long-term debt	(103)	(191)	(153)
Notes payable and commercial paper	(279)	279	—
Notes payable to affiliate, net	(63)	(126)	(85)
Capital contribution from parent	—	—	29
Dividends to parent	(360)	(200)	(135)
Other	(6)	—	(3)

Net cash provided by (used in) financing activities	2	(102)	(142)

Net increase (decrease) in cash and cash equivalents	100	(6)	(12)
Cash and cash equivalents at beginning of period	27	33	45

Cash and cash equivalents at end of period	$127	$27	$33

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$112	$91	$91
Cash paid for income taxes	$2	$187	$159
Significant non-cash transactions:
Purchase accounting adjustments	$—	$—	$(14)
Accrued capital expenditures	$64	$81	$62

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2006	$762	$5,601	$55	$(36)	$(2)	$6,380

Net income	—	—	264	—	—	264
Other comprehensive income
Cash flow hedges(a)	—	—	—	4	—	4
Net actuarial gain(b)	—	—	—	—	11	11

Total comprehensive income						279

Capital contribution from parent	—	29	—	—	—	29
Push-down accounting adjustments	—	(14)	—	—	—	(14)
Adoption of pension and OPEB funded status accounting standard	—	—	(3)	—	(2)	(5)
Dividends to Cinergy Corp.	—	(46)	(89)	—	—	(135)

Balance at December 31, 2007	$762	$5,570	$227	$(32)	$7	$6,534

Net income	—	—	354	—	—	354
Other comprehensive income
Cash flow hedges(a)	—	—	—	17	—	17
Pension and OPEB related adjustments to AOCI(c)	—	—	—	—	(35)	(35)

Total comprehensive income						336

Dividends to Cinergy Corp.	—	—	(200)	—	—	(200)

Balance at December 31, 2008	$762	$5,570	$381	$(15)	$(28)	$6,670

Net loss	—	—	(426)	—	—	(426)
Other comprehensive loss
Cash flow hedges(a)	—	—	—	16	—	16
Pension and OPEB related adjustments to AOCI(c)	—	—	—	—	(2)	(2)

Total comprehensive loss						(412)
Dividends to Cinergy Corp.	—	—	(360)	—	—	(360)

Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898

(a)	Net of $8 tax expense in 2009, $10 tax expense in 2008 and $3 tax expense in 2007.
(b)	Net of $5 tax expense in 2007.
(c)	Net of $1 tax benefit in 2009 and $19 tax benefit in 2008.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements

For the Years Ended December 31, 2009, 2008 and 2007

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Ohio, Inc. (Duke Energy Ohio), an Ohio corporation organized in 1837, is a wholly-owned subsidiary of Cinergy Corp. (Cinergy). Cinergy is a wholly-owned subsidiary of Duke Energy Corporation (Duke Energy). Duke Energy Ohio is a combination electric and gas public utility company that provides service in the southwestern portion of Ohio and through its wholly-owned subsidiary, Duke Energy Kentucky, Inc. (Duke Energy Kentucky), in nearby areas of Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity as well as the sale of and/or transportation of natural gas. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. Except where separately noted, references to Duke Energy Ohio herein relate to the consolidated operations of Duke Energy Ohio, including Duke Energy Kentucky. See Note 2 for further information on Duke Energy Ohio’s operations and its reportable business segments.

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

Prior to December 17, 2008, Duke Energy Ohio’s Commercial Power business segment did not apply regulatory accounting treatment to any of its operations due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As described further below, effective December 17, 2008, the Public Utilities Commission of Ohio (PUCO) approved Duke Energy Ohio’s Electric Security Plan (ESP), which resulted in the reapplication of regulatory accounting treatment to certain portions of Commercial Power’s operations as of that date.

From January 1, 2005, through December 31, 2008, Duke Energy Ohio, including its Commercial Power business segment, operated under a Rate Stabilization Plan (RSP), which was a market-based standard service offer. See “Cost-Based Regulation” section below for further information on the RSP and the market-based standard service offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008, since it was initially anticipated that there would be a move to full competitive markets upon the expiration of the RSP. Accordingly, Duke Energy Ohio’s Commercial Power business segment did not apply regulatory accounting treatment to any of its generation operations prior to December 17, 2008. As discussed further in Note 4, in April 2008, new legislation Ohio Senate Bill 221 (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s standard service offer either through an ESP or a Market Rate Option (MRO). The MRO is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP, and with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The ESP became effective on January 1, 2009.

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

Under the ESP, Duke Energy Ohio will bill for its native load generation via numerous riders. SB 221 and the ESP resulted in the approval of an enhanced recovery mechanism for certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Duke Energy Ohio’s Commercial Power business segment began applying regulatory accounting treatment to the corresponding RSP riders that enhanced the recovery mechanism for recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with non-native customers, including Commercial Power’s Midwest gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the necessary accounting criteria. Moreover, generation remains a competitive market in Ohio and native load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. In assessing the probability of recovery of its regulatory assets established for its native load generation operations, Duke Energy Ohio continues to monitor the amount of native load customers that have switched to alternative suppliers. At December 31, 2009, management has concluded that the established regulatory assets are still probable of recovery even though there have been increased levels of customer switching.

Despite certain portions of the Ohio native load operations not meeting the criteria for applying regulatory accounting treatment, all of Duke Energy Ohio’s native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to herein as Duke Energy Ohio’s regulated operations.

The reapplication of regulatory accounting treatment to certain portions of generation in Ohio on December 17, 2008, as discussed above, resulted in an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to mark-to-market losses previously recorded in earnings associated with open forward native load economic hedge contracts for fuel, purchased power and emission allowances, which the RSP and ESP allow to be recovered through a fuel and purchased power (FPP) rider. There were no other immediate income statement impacts on the date of reapplication of regulatory accounting. A corresponding regulatory asset was established for the value of these contracts.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Funds Held in Trust. At December 31, 2009 and 2008, Duke Energy Ohio had approximately $4 million and $10 million, respectively, of restricted cash related primarily to proceeds from debt issuances that are held in trust, primarily for the purpose of funding future environmental expenditures. Restricted cash balances are reflected within both Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.

Inventory. Inventory is comprised of amounts presented in the table below and is recorded primarily using the average cost method. Inventory related to Duke Energy Ohio’s regulated operations is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Inventory related to Duke Energy Ohio’s non-regulated operations is valued at the lower of cost or market.

Components of Inventory

	December 31,
	2009	2008
	(in millions)
Inventory
Coal held for electric generation	$102	$89
Materials and supplies	104	88
Gas held in storage	62	3

Total Inventory	$268	$180

Effective November 1, 2008, Duke Energy Ohio and Duke Energy Kentucky executed agreements with a third party to transfer title of natural gas inventory purchased by Duke Energy Ohio and Duke Energy Kentucky to the third party. Under the agreements, the gas inventory was stored and managed for Duke Energy Ohio and Duke Energy Kentucky and was delivered on demand. As a result of the agreements, the combined natural gas inventory of approximately $81 million being held by a third party as of December 31, 2008, was classified as Other within Current Assets on the Consolidated Balance Sheets. At December 31, 2008, this balance exceeded 5% of total current assets.

The gas storage agreements noted above expired October 31, 2009. Effective November 1, 2009, Duke Energy Ohio and Duke Energy Kentucky executed agreements with a different third party. Under the new agreements, the gas inventory will be stored and managed for Duke Energy Ohio and Duke Energy Kentucky and will be delivered on demand. However, title of the natural gas inventory remains with Duke Energy Ohio and Duke Energy Kentucky. The new gas storage agreements will expire on October 31, 2011.

Cost-Based Regulation. Duke Energy Ohio accounts for certain of its regulated operations in accordance with applicable regulatory accounting guidance. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, Duke Energy Ohio records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related costs in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits, and Deferred Credits and Other Liabilities. Duke Energy Ohio periodically evaluates the applicability of regulatory accounting treatment, and considers factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, Duke Energy Ohio may have to reduce its asset balances to reflect a market basis less than cost and write off the associated regulatory assets and liabilities. For further information see Note 4.

In order to apply regulatory accounting treatment and record regulatory assets and liabilities, certain criteria must be met. Management makes significant judgments in determining whether the criteria are met for its operations, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs. If facts and circumstances change so that a portion of Duke Energy Ohio’s regulated operations meet all of the scope criteria set forth in regulatory accounting guidance when such criteria had not been previously met, regulatory accounting treatment would be reapplied to all or a separable portion of the operations. Such reapplication includes adjusting the balance sheet for amounts that meet the definition of a regulatory asset or regulatory liability. Refer to the above section titled, “Reapplication of Regulatory Accounting Treatment to Portions of Generation in Ohio.”

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

Goodwill. Duke Energy Ohio performs an annual goodwill impairment test as of August 31 each year and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

Duke Energy Ohio performs the annual review for goodwill impairment at the reporting unit level, which Duke Energy Ohio has determined to be an operating segment.

The annual test of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

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

For purposes of the step one analyses, determination of reporting units’ fair value is typically based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries.

See Note 10 for further information, including discussion of an approximate $727 million goodwill impairment charge during the year ended December 31, 2009.

Long-Lived Asset Impairments. Duke Energy evaluates whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the carrying value of the asset over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

Management assesses the fair value of long-lived assets using commonly accepted techniques, and may use more than one source. Sources to determine fair value include, but are not limited to, recent third party comparable sales, internally developed discounted cash flow analysis and analysis from outside advisors. Significant changes in market conditions resulting from events such as, among others, changes in commodity prices or the condition of an asset, or a change in management’s intent to utilize the asset are generally viewed by management as triggering events to re-assess the cash flows related to the long-lived assets.

See Note 10 for further information related to a long-lived asset impairment charge recorded during the year ended December 31, 2009.

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. For regulated operations, Duke Energy Ohio capitalizes all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized,” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, is expensed as incurred. Depreciation is generally computed over the asset’s estimated useful life using the composite straight-line method. The composite weighted-average depreciation rates were 3.8% for 2009, 2.6% for 2008 and 2.6% for 2007. Depreciation studies are conducted periodically to update the composite rates and are approved by the PUCO and the Kentucky Public Service Commission (KPSC).

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

See Note 13 for further information on the components and estimated useful lives of Duke Energy Ohio’s property, plant and equipment balance.

Allowance for Funds Used During Construction and Interest Capitalized. In accordance with applicable regulatory accounting guidance, Duke Energy Ohio (primarily Duke Energy Ohio transmission and distribution and Duke Energy Kentucky) records AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated facilities. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of Property, Plant and Equipment, with an offsetting credit to Other Income and Expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, Duke Energy Ohio is permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense.

AFUDC equity is recorded in the Consolidated Statements of Operations on an after-tax basis and is a permanent difference item for income tax purposes (i.e. a permanent difference between financial statement and income tax reporting), thus reducing Duke Energy Ohio’s income tax expense and effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences.

For the majority of Commercial Power’s operations, interest is capitalized during the construction phase in accordance with the applicable accounting guidance.

Asset Retirement Obligations. Duke Energy Ohio recognizes asset retirement obligations for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset, and for conditional asset retirement obligations. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. When recording an asset retirement obligation, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

then depreciated over the estimated useful life of the asset. See Note 7 for further information regarding Duke Energy Ohio’s asset retirement obligations.

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

Loss Contingencies and Environmental Liabilities. Duke Energy Ohio is involved in certain legal and environmental matters that arise in the normal course of business. Contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, Duke Energy Ohio records a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred.

Environmental liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable. Duke Energy Ohio expenses environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Certain environmental expenses receive regulatory accounting treatment, under which the expenses are recorded as regulatory assets. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate.

See Note 15 for further information.

Pension and Other Post-Retirement Benefit Plans. Duke Energy Ohio participates in qualified, non-qualified and other post-retirement benefit plans. See Note 16 for information related to Duke Energy Ohio’s benefit plans, including certain accounting policies associated with these plans.

Severance and Special Termination Benefits. Duke Energy has an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. Duke Energy Ohio records a liability for involuntary severance once an involuntary severance plan is committed to by management, or sooner, if involuntary severances are probable and the related severance benefits can be reasonably estimated. For involuntary severance benefits that are incremental to Duke Energy’s ongoing severance plan benefits, Duke Energy Ohio measures the obligation and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the service period. From time to time, Duke Energy offers special termination benefits under voluntary severance programs. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the special termination benefits being offered.

Revenue Recognition and Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Operating revenues include unbilled electric and gas revenues earned when service has been delivered but not billed by the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (kWh) or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kWh or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of factors, including seasonality, weather, customer usage patterns and customer mix. Unbilled revenues, which are primarily recorded as Receivables on the Consolidated Balance Sheets and exclude receivables sold to Cinergy Receivables Company, LLC (Cinergy Receivables), primarily related to wholesale sales at Commercial Power and were approximately $23 million and $41 million at December 31, 2009 and 2008, respectively. Additionally, Duke Energy Ohio, and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections to Cinergy Receivables, a bankruptcy remote, special purpose entity that is wholly-owned limited liability company of Cinergy. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, the transfers of receivables are accounted for as sales. Receivables for unbilled retail revenues of approximately $126 million and $149 million at December 31, 2009 and 2008, respectively, were included in the sales of accounts receivables to Cinergy Receivables. See Note 12 for additional information regarding Cinergy Receivables.

Accounting for Risk Management, Hedging Activities and Financial Instruments. Duke Energy Ohio may use a number of different derivative and non-derivative instruments in connection with its commodity price and interest rate risk management activities, including swaps, futures, forwards and options. All derivative instruments not designated as hedges and not qualifying for the normal purchase/normal sale (NPNS) exception within the accounting guidance for derivatives are recorded on the Consolidated Balance Sheets at their fair value. Duke Energy may designate qualifying derivative instruments as either cash flow hedges or fair value hedges, while others either have not been designated as hedges or do not qualify as a hedge (hereinafter referred to as undesignated contracts).

For all contracts accounted for as a hedge, Duke Energy Ohio prepares formal documentation of the hedge in accordance with the accounting guidance for derivatives. In addition, at inception and at least every three months thereafter, Duke Energy Ohio formally assesses whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. Duke Energy Ohio documents hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk/interest rate risk).

See Note 8 for additional information and disclosures regarding risk management activities and derivative transactions and balances.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances may also be bought and sold via third party transactions or consumed as the emissions are generated. Allowances allocated to or acquired by Duke Energy Ohio are held primarily for consumption. Duke Energy Ohio

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

records emission allowances as Intangible Assets on its Consolidated Balance Sheets at cost and recognizes the allowances in earnings as they are consumed or sold. Gains or losses on sales of emission allowances by regulated businesses that do not provide for direct recovery through a cost tracking mechanism and non-regulated businesses are presented on a net basis in Gains (Losses) on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows. See Note 10 for discussion regarding the impairment of the carrying value of certain emission allowances in 2008.

Income Taxes. Duke Energy Ohio entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy Ohio would incur if Duke Energy Ohio were a separate company filing its own federal tax return as a C-Corporation. The current tax sharing agreement Duke Energy Ohio has with Duke Energy is substantially the same as the tax sharing agreement between Duke Energy Ohio and Cinergy prior to the merger. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits (ITC) associated with regulated operations are deferred and are amortized as a reduction of income tax expense over the estimated useful lives of the related properties.

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

Excise Taxes. Certain excise taxes levied by state or local governments are collected by Duke Energy Ohio from its customers. These taxes, which are required to be paid regardless of Duke Energy Ohio’s ability to collect from the customer, are accounted for on a gross basis. When Duke Energy Ohio acts as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Duke Energy Ohio’s excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations were approximately $117 million, $121 million and $119 million for the years ended December 31, 2009, 2008 and 2007, respectively.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy Ohio during the year ended December 31, 2009 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

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

ASC 805—Business Combinations (ASC 805). In December 2007, the FASB issued revised guidance related to the accounting for business combinations. This revised guidance retained the fundamental requirement that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy Ohio, this revised guidance is applied prospectively to business combinations for which the acquisition date occurred on or after January 1, 2009. The impact to Duke Energy Ohio of applying this revised guidance for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of ASC 805. The revised guidance of ASC 805 changed the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Effective January 1, 2009, the resolution of any tax contingencies relating to Cinergy that existed as of the date of the merger are required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

ASC 815—Derivatives and Hedging (ASC 815). In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities required under ASC 815. The amendments to ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. Duke Energy Ohio adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position. See Note 8 for the disclosures required under ASC 815.

The following new accounting standards were adopted by Duke Energy Ohio during the year ended December 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

ASC 820—Fair Value Measurements and Disclosures (ASC 820). Refer to Note 9 for required fair value disclosure.

ASC 825—Financial Instruments (ASC 825). ASC 825 permits, but does not require, entities to elect to measure many financial instruments and certain other items at fair value. See Note 9.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

The following new accounting standards were adopted by Duke Energy Ohio during the year ended December 31, 2007 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

ASC 715—Compensation—Retirement Benefits (ASC 715). In October 2006, the FASB issued accounting rules that changed the recognition and disclosure provisions and measurement date requirements for an employer’s accounting for defined benefit pension and other post-retirement plans. The recognition and disclosure provisions require an employer to (i) recognize the funded status of a benefit plan—measured as the difference between plan assets at fair value and the benefit obligation—in its statement of financial position, (ii) recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost, and (ii) disclose in the notes to financial statements certain additional information. These new accounting rules did not change the amounts recognized in the income statement as net periodic benefit cost. Duke Energy Ohio recognized the funded status of its defined benefit pension and other post-retirement plans and provided the required additional disclosures as of December 31, 2006. The adoption of these new accounting rules did not have a material impact on Duke Energy Ohio’s consolidated results of operations or cash flows.

Under the new measurement date requirements, an employer is required to measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position (with limited exceptions). Historically, Duke Energy Ohio measured its plan assets and obligations up to three months prior to the fiscal year-end, as allowed under the authoritative accounting literature. Duke Energy Ohio adopted the change in measurement date effective January 1, 2007 by remeasuring plan assets and benefit obligations as of that date, pursuant to the transition requirements of the new accounting rules. See Note 16.

ASC 740—Income Taxes (ASC 740). In July 2006, the FASB provided new guidance on accounting for income tax positions about which Duke Energy Ohio has concluded there is a level of uncertainty with respect to the recognition of a tax benefit in Duke Energy Ohio’s financial statements. This guidance prescribed the minimum recognition threshold a tax position is required to meet. Tax positions are defined very broadly and include not only tax deductions and credits but also decisions not to file in a particular jurisdiction, as well as the taxability of transactions. Duke Energy Ohio adopted this new accounting guidance effective January 1, 2007. See Note 6 for additional information.

The following new accounting standards have been issued, but have not yet been adopted by Duke Energy Ohio as of December 31, 2009:

ASC 860—Transfers and Servicing. In June 2009, the FASB issued revised accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. This revised accounting guidance eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities which were not subject to consolidation under previous accounting rules to now be assessed for consolidation. In addition, this accounting guidance clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy Ohio, this revised accounting guidance is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. Since 2002, Duke Energy Ohio and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy Ohio and Duke Energy Kentucky have not consolidated Cinergy Receivables, and the transfers have been accounted for as sales. The adoption of this revised accounting guidance will not have a significant impact on the accounting treatment and/or financial statement presentation of Duke Energy Ohio’s accounts receivable securitization programs. See Note 12 for additional information.

ASC 810—In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a variable interest entity (VIE). This revised accounting guidance also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modifies existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this revised accounting guidance requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For Duke Energy Ohio, this accounting guidance is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy Ohio is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Early adoption of this revised accounting guidance is prohibited. Duke Energy Ohio is currently evaluating the potential impact of the adoption of this revised accounting guidance on its interests in VIEs and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows or financial position.

2. Business Segments

Duke Energy Ohio operates two business segments, Franchised Electric and Gas and Commercial Power, both of which are reportable business segments. There is no aggregation of operating segments within Duke Energy Ohio’s reportable business segments. Duke Energy Ohio’s management believes these reportable business segments properly align the various operations of Duke Energy Ohio with how the chief operating decision maker views the business. Duke Energy Ohio’s chief operating decision maker regularly reviews financial information about each of these reportable business segments in deciding how to allocate resources and evaluate performance.

Franchised Electric and Gas generates, transmits, distributes and sells electricity in southwestern Ohio and northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and Duke Energy Kentucky. These electric and gas operations are subject to the rules and regulations of the FERC, the PUCO and the KPSC. Substantially all of Franchised Electric and Gas’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s asset portfolio comprises approximately 7,550 net MW and its generation assets consist of a diversified fuel mix with baseload and mid-merit coal-fired units, as well as combined cycle and peaking natural gas-fired units. Commercial Power’s portfolio includes the five Midwestern gas-fired

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

generation assets that were transferred from Duke Energy in 2006. Most of the generation asset output in Ohio was contracted through the RSP through December 31, 2008. Effective January 1, 2009, Commercial Power began operating under an ESP, which expires on December 31, 2011. As a result of the approval of the ESP, certain of Commercial Power’s operations reapplied regulatory accounting treatment effective December 17, 2008. See Notes 1 and 4 for a discussion of the reapplication of regulatory accounting treatment to certain of Commercial Power’s operations, as well as for further discussion related to the RSP and ESP.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain allocated governance costs (see Note 11).

Duke Energy Ohio’s reportable business segments offer different products and services or operate under different competitive environments and are managed separately. Accounting policies for Duke Energy Ohio’s segments are the same as those described in Note 1. Management evaluates segment performance based on earnings before interest and taxes from continuing operations (EBIT). On a segment basis, EBIT excludes discontinued operations and represents all profits from continuing operations (both operating and non-operating and excluding corporate governance costs) before deducting interest and taxes.

Cash, cash equivalents and short-term investments, if any, are managed centrally by Cinergy and Duke Energy, so the associated interest and dividend income on those balances are excluded from the segments’ EBIT. Transactions between reportable business segments, if any, are accounted for on the same basis as revenues and expenses in the accompanying Consolidated Financial Statements.

Business Segment Data(a)

	Unaffiliated Revenues	Segment EBIT/ Consolidated (Loss) Income Before Income Taxes	Depreciation and Amortization	Capital Expenditures	Segment Assets
	(in millions)
Year Ended December 31, 2009
Franchised Electric and Gas	$1,578	$283	$205	$294	$6,091
Commercial Power(a)	1,810	(352)	179	139	5,489

Total reportable segments	3,388	(69)	384	433	11,580
Other	—	(64)	—	—	4
Eliminations and reclassifications	—	—	—	—	(73)
Interest expense	—	(117)	—	—	—
Interest income and other	—	10	—	—	—

Total consolidated	$3,388	$(240)	$384	$433	$11,511

Year Ended December 31, 2008
Franchised Electric and Gas	$1,778	$291	$243	$305	$5,857
Commercial Power	1,646	301	166	260	6,249

Total reportable segments	3,424	592	409	565	12,106
Other	—	(67)	—	—	17
Eliminations and reclassifications	—	—	—	—	(34)
Interest expense	—	(94)	—	—	—
Interest income and other	—	27	—	—	—

Total consolidated	$3,424	$458	$409	$565	$12,089

Year Ended December 31, 2007
Franchised Electric and Gas	$1,707	$257	$228	$275	$5,530
Commercial Power	1,748	304	164	318	6,147

Total reportable segments	3,455	561	392	593	11,677
Other	—	(75)	—	—	—
Interest expense	—	(100)	—	—	—
Interest income and other	—	29	—	—	—

Total consolidated	$3,455	$415	$392	$593	$11,677

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

(a)	As discussed further in Note 10, during the year ended December 31, 2009, Commercial Power recorded impairment charges of approximately $727 million, which consists primarily of a goodwill impairment charge associated with its non-regulated generation assets.

All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

3. Sales of Other Assets

The sale of other assets resulted in approximately $37 million, $77 million and $29 million in proceeds for the years ended December 31, 2009, 2008 and 2007, respectively. Net pre-tax gains of approximately $12 million and $59 million, and net pre-tax losses of approximately $8 million were recorded for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts are recorded in Gains (Losses) on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. Pre-tax gains and losses relate to Commercial Power’s sales of emission allowances.

4. Regulatory Matters

Regulatory Assets and Liabilities. Substantially all of Franchised Electric and Gas’ operations and certain portions of Commercial Power’s operations apply regulatory accounting. Accordingly, these businesses record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

Duke Energy Ohio’s Regulatory Assets and Liabilities:

	As of December 31,		Recovery/Refund Period Ends
	2009	2008
	(in millions)
Regulatory Assets(a)
Regulatory transition charges (RTC)(e)	$73	$138	2011
Accrued pension and post-retirement(e)	218	191	(b	)
Net regulatory asset related to income taxes	83	103	(	i)
Under-recovery of fuel costs(d)(o)	89	5	2010
Manufactured gas plant environmental reserve(e)	21	—	(b	)
Capital-related distribution costs(e)	8	15	(m	)
Deferred debt expense(f)	9	10	2025
Vacation accrual(g)	8	12	2010
Deferred operating expense(c)(e)	9	8	(i	)
Hedge costs and other deferrals(h)(n)	81	106	2011
Storm cost deferrals(e)	38	36	(b	)
Other(h)	16	10	(b	)

Total Regulatory Assets	$653	$634

Regulatory Liabilities(a)
Removal costs(c)(k)	$200	$189	(j	)
Accrued pension and other post-retirement benefits(k)	27	—	(b	)
Gas purchase costs(p)	29	14	2010
Over-recovery of fuel costs(l)	7	36	2010
Demand side management(k)	8	7	(m	)
Other(l)	16	8	(b	)

Total Regulatory Liabilities	$287	$254

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Recovery/Refund period currently unknown.
(c)	Included in rate base.
(d)	Approximately $88 million and an insignificant amount at December 31, 2009 and 2008, respectively, relates to under collections of Commercial Power’s native load fuel costs.
(e)	Included in Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(f)	Included in Deferred Debt Expense on the Consolidated Balance Sheets.
(g)	Included in Other Current Assets on the Consolidated Balance Sheets.
(h)	Included in Other Current Assets and Other Regulatory Assets and Deferred Debits on the Consolidated Balance Sheet.
(i)	Recovery/refund is over the life of the associated asset or liability.
(j)	Liability is extinguished over the lives of the associated assets.
(k)	Included in Other Current Liabilities and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(l)	Included in Accounts Payable and Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(m)	Recovered via revenue rider.
(n)	Approximately $75 million and $95 million of the balance at December 31, 2009 and 2008, respectively, relates to mark-to-market deferrals associated with open native load hedge positions at Commercial Power.
(o)	Included in Accounts Receivable and Other Assets on the Consolidated Balance Sheets.
(p)	Included in Accounts Payable on the Consolidated Balance Sheets.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

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

As a condition of the merger approval the state utility commissions imposed conditions (the Merger Conditions) on the ability of Duke Energy Ohio and Duke Energy Kentucky to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Pursuant to the Merger Conditions, Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO. In September 2009, the PUCO approved Duke Energy Ohio’s request to pay dividends out of paid-in capital up to the amount of the pre-merger retained earnings and to maintain a minimum of 30% equity in its capital structure. Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35% equity in its capital structure.

At December 31, 2009, Duke Energy Ohio had restricted net assets of approximately $5.7 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned Merger Conditions.

Franchised Electric and Gas.

Rate Related Information. The KPSC approves rates for retail electric and gas services within the Commonwealth of Kentucky. The PUCO approves rates for retail gas and electric service within Ohio, except that non-regulated sellers of gas and electric generation also are allowed to operate in Ohio (see “Commercial Power” below). The FERC approves rates for electric sales to wholesale customers served under cost-based rates.

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) codifies the PUCO’s authority to approve an electric utility’s standard generation service offer through an ESP, which would allow for pricing structures similar to those under the historic RSP. Electric utilities are required to file an ESP and may also file an application for a MRO at the same time. The MRO is a price determined through a competitive bidding process. SB 221 provides for the PUCO to approve non-bypassable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that a utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce a utility’s load by 22% before 2025. A utility’s earnings under the ESP are subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an exempt wholesale generator (EWG) absent PUCO approval. On July 31, 2008, Duke Energy Ohio filed an ESP to be effective January 1, 2009. On December 17, 2008, the PUCO issued its finding and order adopting a modified Stipulation with respect to Duke Energy Ohio’s ESP filing. The PUCO agreed to Duke Energy Ohio’s request for a net increase in base generation revenues, before impacts of customer switching, of $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including the termination of the residential and non-residential RTC, the recovery of expenditures incurred to deploy the SmartGrid infrastructure and the implementation of save-a-watt. The Stipulation also allowed Duke Energy Ohio to defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station for its continued operation and to amortize those costs over the three-year ESP period. The PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges.

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

Duke Energy Ohio Electric Distribution Rate Case. On June 25, 2008, Duke Energy Ohio filed notice with the PUCO that it would seek a rate increase for electric delivery service to be effective in the second quarter of 2009. On December 22, 2008, Duke Energy Ohio filed an application requesting deferral of approximately $31 million related to damage to its distribution system from a September 14, 2008 windstorm, which was granted by the PUCO. Accordingly, a $31 million regulatory asset was recorded in 2008. On March 31, 2009, Duke Energy Ohio and Parties to the case filed a Stipulation and Recommendation which settles all issues in the case. The Stipulation provided for a revenue increase of $55 million, or approximately a 2.9% overall increase. The Parties also agreed that Duke Energy Ohio will recover any approved costs associated with the September 14, 2008 wind storm restoration through a separate rider recovery mechanism. Duke Energy Ohio agreed to file a separate application to set the rider and the PUCO will review the request and determine the appropriate amount of storm costs that should be recovered. The Stipulation includes, among other things, a weatherization and energy efficiency program, and recovery of distribution-related bad debt expenses through a rider mechanism. The Stipulation was approved in its entirety by the PUCO on July 8, 2009 and rates were effective July 13, 2009. On January 26, 2010, the Ohio Supreme Court affirmed the PUCO’s decision.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

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

In February 2005, Duke Energy Kentucky filed a gas base rate case with the KPSC requesting approval to continue the tracking mechanism and for a $14 million annual increase in base rates. A portion of the increase was attributable to recovery of the current cost of the accelerated gas main replacement program in base rates. In June 2005, the Kentucky General Assembly enacted Kentucky Revised Statute 278.509 (KRS 278.509), which specifically authorizes the KPSC to approve tracker recovery for utilities’ gas main replacement programs. In December 2005, the KPSC approved an annual rate increase and re-approved the tracking mechanism through 2011. In February 2006, the Kentucky Attorney General appealed the KPSC’s order to the Franklin Circuit Court, claiming that the order improperly allows Duke Energy Kentucky to increase its rates for gas main replacement costs in between general rate cases, and also claiming that the order improperly allows Duke Energy Kentucky to earn a return on investment for the costs recovered under the tracking mechanism which permits Duke Energy Kentucky to recover its gas main replacement costs.

In August 2007, the Franklin Circuit Court consolidated all the pending appeals and ruled that the KPSC lacks legal authority to approve the gas main replacement tracking mechanism, which was approved prior to the enactment of KRS 278.509 in 2005. To date, Duke Energy Kentucky has collected approximately $9 million in annual rate adjustments under the tracking mechanism. Per the KPSC order, Duke Energy Kentucky collected these revenues subject to refund pending the final outcome of this litigation. Duke Energy Kentucky and the KPSC have requested that the Kentucky Court of Appeals grant a rehearing of its decision. On February 5, 2009, the Kentucky Court of Appeals denied the rehearing requests of both Duke Energy Kentucky and the KPSC. Duke Energy Kentucky filed a motion for discretionary review to the Kentucky Supreme Court on or about March 6, 2009. The Kentucky Supreme Court has accepted discretionary review of this case and merit briefs were filed on October 19, 2009. Duke Energy Kentucky filed its reply brief on January 4, 2010.

On July 1, 2009, Duke Energy Kentucky filed its application for an approximate $18 million increase in base natural gas rates. Duke Energy Kentucky also proposed to implement a modified straight fixed-variable rate design for residential customers, which involves moving more of the fixed charges of providing gas service, such as capital investment in pipes and regulating equipment, billing and meter reading, from the volumetric charges to the fixed monthly charge. On November 19, 2009, Duke Energy Kentucky and the Kentucky Attorney General jointly filed a Stipulation and Recommendation reflecting their settlement of the gas rate case. The Stipulation and Recommendation reflects a revenue increase of $13 million, which reflected a10.375% Return on Equity. Duke Energy Kentucky agreed to withdraw its request for a straight fixed-variable rate design and to forego filing another gas rate case in the eighteen months following approval of the Stipulation and Recommendation. The KPSC issued an order approving the Stipulation and Recommendation on December 29, 2009. New rates went into effect January 4, 2010.

Duke Energy Ohio Energy Efficiency. Duke Energy Ohio filed the save-a-watt energy efficiency plan as part of its ESP filed with the PUCO, which was approved by the PUCO on December 17, 2008, as discussed above, including allowing for the implementation of a new save-a-watt energy efficiency compensation model. However, the PUCO determined that certain non-residential customers may opt out of Duke Energy Ohio’s energy efficiency initiative. Applications for rehearing of this issue were denied by the PUCO and no further appeals of this issue have been taken. The save-a-watt programs and compensation approach in Ohio are approved through December 31, 2011.

Duke Energy Kentucky Energy Efficiency. On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs. On December 1, 2008, Duke Energy Kentucky filed an application for a save-a-watt Energy Efficiency Plan. The application seeks a new energy efficiency recovery mechanism similar to what was proposed in Ohio. On January 27, 2010, Duke Energy Kentucky withdrew the application to implement save-a-watt and plans to file a revised portfolio in the future.

Other Franchised Electric and Gas Matters.

Duke Energy Ohio SmartGrid. Duke Energy Ohio filed an application on June 30, 2009, to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP, as discussed above. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. The PUCO Staff has completed its audit and filed its comments. The PUCO Staff and intervenors, the Office of the Ohio Consumers’ Counsel (OCC) and Kroger Company, filed comments on October 8, 2009. The OCC and Duke Energy Ohio filed reply comments on October 15, 2009. A Stipulation and Recommendation was entered into by Duke Energy Ohio, Staff of the PUCO, Kroger Company, and Ohio Partners for Affordable Energy, which provides for a revenue increase of approximately $4.2 million under the electric rider and $590,000 under the natural gas rider. The OCC did not oppose the Stipulation and Recommendation. A hearing on the Stipulation and Recommendation occurred on November 20, 2009. Approval of the Stipulation and Recommendation is expected in the first quarter of 2010.

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

5. Joint Ownership of Generating and Transmission Facilities

Duke Energy Ohio, Columbus Southern Power Company, and Dayton Power & Light jointly own electric generating units and related transmission facilities in Ohio. Duke Energy Kentucky and Dayton Power & Light jointly own an electric generating unit. Duke Energy Ohio and Wabash Valley Power Association Inc. jointly own Vermillion Station.

Duke Energy Ohio’s share of jointly-owned plant or facilities included on the December 31, 2009 Consolidated Balance Sheet is as follows:

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Duke Energy Ohio
Production:
Miami Fort Station (Units 7 and 8)(b)	64.0%	$596	$176	$11
W.C. Beckjord Station (Unit 6)(b)	37.5	55	31	1
J.M. Stuart Station(b)(c)	39.0	765	221	17
Conesville Station (Unit 4)(b)(c)	40.0	292	57	14
W.M. Zimmer Station(b)	46.5	1,316	516	13
Killen Station(b)(c)	33.0	297	131	1
Vermillion(b)	75.0	197	53	—
Transmission(a)	Various	91	53	—
Duke Energy Kentucky
Production:
East Bend Station(a)	69.0	430	226	2

(a)	Included in Franchised Electric and Gas segment.
(b)	Included in Commercial Power segment.
(c)	Station is not operated by Duke Energy Ohio.

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

The following details the components of income tax expense:

Income Tax Expense

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)
Current income taxes
Federal	$77	$110	$120
State	7	9	13

Total current income taxes(a)	84	119	133

Deferred income taxes
Federal	97	52	19
State	7	2	1

Total deferred income taxes	104	54	20

Investment tax credit amortization	(2)	(2)	(2)

Total income tax expense	186	171	151

Total income tax expense from extraordinary item	—	37	—

Total income tax expense included in Consolidated Statements of Operations	$186	$208	$151

(a)	Included are uncertain tax expenses of approximately $22 million in 2009, and uncertain tax benefits of approximately $17 million in 2008 and $13 million in 2007.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	For the Years Ended December 31,
	2009	2008	2007
	(in millions)
Income tax (benefit) expense, computed at the statutory rate of 35%	$(84)	$160	$145
State income tax, net of federal income tax effect	9	7	9
Depreciation and other PP&E related differences, including AFUDC equity	7	7	9
Manufacturing deduction	(3)	(6)	(10)
Goodwill impairment charge	254	—	—
Other items, net	3	3	(2)

Total income tax expense from continuing operations	$186	$171	$151

Effective tax rates	(77.5)%	37.3%	36.4%

The manufacturing deduction was created by the American Job Creation Act of 2004 (the Act). The Act provides a deduction for income from qualified domestic production activities. During the years ended December 31, 2009, 2008 and 2007, the act provides a deduction of 6% on qualified production activities.

Net Deferred Income Tax Liability Components

	As of December 31,
	2009	2008
	(in millions)
Deferred credits and other liabilities	$35	$13
Other	13	52

Total deferred income tax assets	48	65

Investments and other assets	(72)	(111)
Accelerated depreciation rates	(1,436)	(1,373)
Regulatory assets and deferred debits	(160)	(142)

Total deferred income tax liabilities	(1,668)	(1,626)

Total net deferred income tax liabilities	$(1,620)	$(1,561)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Net Deferred Income Tax Liabilities

	As of December 31,
	2009	2008
	(in millions)
Current deferred tax assets, included in other current assets	$—	$64
Current deferred tax liabilities, included in other current liabilities	(43)	(6)
Non-current deferred tax liabilities	(1,577)	(1,619)

Total net deferred income tax liabilities	$(1,620)	$(1,561)

Changes to Unrecognized Tax Benefits

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

	2009	2008	2007
	Increase/ (Decrease)	Increase/ (Decrease)	Increase/ (Decrease)
	(in millions)
Unrecognized Tax Benefits—January 1,	$15	$47	$63

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	30	—	9
Gross decreases—tax positions in prior periods	(9)	(22)	(19)
Gross increases—current period tax positions	1	—	—
Settlements	(5)	(10)	(6)

Total Changes	17	(32)	(16)

Unrecognized Tax Benefits—December 31,	$32	$15	$47

At December 31, 2009, no portion of the total unrecognized tax benefits would, if recognized, affect the effective tax rate. Duke Energy Ohio does not expect to report any reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

During the years ended December 31, 2009, 2008 and 2007, Duke Energy Ohio recognized approximately $8 million of net interest expense, approximately $7 million of net interest income and approximately $2 million of net interest expense, respectively, related to income taxes. At December 31, 2009 and 2008, Duke Energy Ohio had approximately $5 million of interest payable and approximately $1 million of interest receivable, respectively, which reflects all interest related to income taxes. No amount has been accrued for the payment of penalties in the Consolidated Balance Sheets at either December 31, 2009 or 2008.

Duke Energy Ohio has the following tax years open:

Jurisdiction	Tax Years
Federal	2005 and after
State	Closed through 2004, with the exception of any adjustments related to open federal years

7. Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred, and this additional carrying amount is depreciated over the remaining life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant, and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. The recognition of asset retirement obligations has no impact on the earnings of Duke Energy Ohio’s regulated electric operations as the effects of the recognition and subsequent accounting for an asset retirement obligation are offset by the establishment of regulatory assets and liabilities pursuant to regulatory accounting.

Asset retirement obligations at Duke Energy Ohio relate primarily to the retirement of gas mains, asbestos abatement at certain generating stations and closure and post-closure activities of landfills. Certain of Duke Energy Ohio’s assets that have an indeterminate life, such as transmission pipelines, and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The following table presents the changes to liability associated with asset retirement obligations during the years ended December 31, 2009 and 2008:

	Years Ended December 31,
	2009	2008
	(in millions)
Balance as of January 1,	$33	$31
Accretion expense	2	2
Liabilities incurred in the current year	1	—

Balance as of December 31,	$36	$33

Duke Energy Ohio’s regulated electric and regulated natural gas operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the PUCO and the KPSC. These costs of removal are recorded as a regulatory liability in accordance with regulatory accounting treatment. Duke Energy Ohio does not accrue the estimated cost of removal when no legal obligation associated with retirement or removal exists for any non-regulated assets (including Duke Energy Ohio’s generation assets). The total amount of removal costs included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

Sheets was $200 million and $189 million as of December 31, 2009 and 2008, respectively. Duke Energy Ohio’s non-regulated operations expense cost of removal as incurred.

8. Risk Management, Derivative Instruments and Hedging Activities

The primary risks Duke Energy Ohio manages by utilizing derivative instruments are commodity price risk and interest rate risk. Duke Energy Ohio closely monitors the risks associated with commodity price changes and changes in interest rates on its operations and, where appropriate, uses various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments, while others either do not qualify as a hedge or have not been designated as hedges by Duke Energy Ohio (hereinafter referred to as undesignated contracts). Duke Energy Ohio’s primary use of energy commodity derivatives is to hedge its generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with Duke Energy Ohio’s variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, Duke Energy Ohio may elect to designate such derivatives as either cash flow hedges or fair value hedges.

The operations of Franchised Electric and Gas business segment and certain operations of the Commercial Power business segment meet the criteria for regulatory accounting treatment. Accordingly, for derivatives designated as cash flow hedges within the regulated operations, gains and losses are reflected as a regulatory liability or asset instead of as a component of Accumulated Other Comprehensive Income (AOCI). For derivatives designated as fair value hedges or left undesignated within the regulated operations, including economic hedges associated with Commercial Power’s native load generation, gains and losses associated with the change in fair value of these derivative contracts would be deferred as a regulatory liability or asset, thus having no immediate earnings impact.

Within Duke Energy Ohio’s unregulated businesses, for derivative instruments that qualify for hedge accounting and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Duke Energy Ohio includes the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, Duke Energy Ohio enters into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. The changes in fair value of these undesignated derivative instruments are reflected in current earnings.

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

Commodity derivatives associated with the risk management of Duke Energy Ohio’s energy operations may be accounted for as either cash flow hedges or fair value hedges if the derivative instrument qualifies as a hedge under the accounting guidance for derivatives, or as an undesignated contract if either the derivative instrument does not qualify as a hedge or Duke Energy Ohio has elected to not designate the contract as a hedge. Additionally, Duke Energy Ohio enters into various contracts that qualify for the NPNS exception. Duke Energy Ohio primarily applies the NPNS exception to contracts within the Franchised Electric and Gas and Commercial Power business segments that relate to the physical delivery of electricity over the next five years.

Commodity Fair Value Hedges. At December 31, 2009, Duke Energy Ohio did not have any open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. Duke Energy Ohio uses commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses. Duke Energy Ohio generally uses commodity cash flow hedges to mitigate exposures to the price variability of the underlying commodities, generally, for a maximum period of one year.

Undesignated Contracts. Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. The contracts in this category as of December 31, 2009 are primarily associated with forward power sales and coal purchases, as well as forward SO2 emission allowances, for the Commercial Power and Franchised Electric and Gas business segments.

Interest Rate Risk

Duke Energy Ohio is exposed to risk resulting from changes in interest rates as a result of its issuance or anticipated issuance of variable and fixed-rate debt. Duke Energy Ohio manages its interest rate exposure by limiting its variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, Duke Energy Ohio may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. At December 31, 2009, the total notional amount of Duke Ohio’s receive fixed/pay-variable interest rate swaps was $250 million and the total notional amount of Duke Energy Ohio’s receive variable/pay-fixed interest rate swaps was approximately $27 million.

Volumes

The following table shows information relating to the volume of Duke Energy Ohio’s derivative activity outstanding as of December 31, 2009. Amounts disclosed represent the notional volumes of commodities and the notional dollar amounts of debt subject to derivative

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy Ohio has netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)	10,549
Emission allowances: SO2 (thousands of tons)	1
Emission allowances: NOX (thousands of tons)	2
Coal (millions of tons)	2

Financial contracts
Interest rates (dollars in millions)	$277

The following table shows fair value amounts of derivative contracts as of December 31, 2009 and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

	December 31, 2009
	Asset Derivatives	Liability Derivatives
	(in millions)
Balance Sheet Location

Derivatives Designated as Hedging Instruments
Commodity contracts
Current Assets: Unrealized Gains on Mark-to-Market and Hedging Transactions	$1	$—
Interest rate contracts
Current Assets: Unrealized Gains on Mark-to-Market and Hedging Transactions	4	—
Deferred Credits and Other Liabilities: Unrealized Losses on Mark-to-Market and Hedging Transactions	—	6

Total Derivatives Designated as Hedging Instruments	$5	$6

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Unrealized Gains on Mark-to-Market and Hedging Transactions	$25	$1
Investments and Other Assets: Unrealized Gains on Mark-to-Market and Hedging Transactions	11	4
Current Liabilities: Unrealized Losses on Mark-to-Market and Hedging Transactions	63	191
Deferred Credits and Other Liabilities: Unrealized Losses on Mark-to-Market and Hedging Transactions	26	35
Interest rate contracts
Current Liabilities: Unrealized Losses on Mark-to-Market and Hedging Transactions	—	1
Deferred Credits and Other Liabilities: Unrealized Losses on Mark-to-Market and Hedging Transactions	—	2

Total Derivatives Not Designated as Hedging Instruments	$125	$234

Total Derivatives	$130	$240

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the year ended December 31, 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-tax Losses Recognized in Comprehensive Income

Year Ended December 31, 2009
(in millions)
Location of Pre-Tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric and other	$(14)

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

Year Ended December 31, 2009
Fuel used in electric generation and purchased power-non-regulated	(10)

Total Pre-Tax Losses Reclassified from AOCI into Earnings	$(24)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

The effective portion of gains or losses on cash flow hedges that were recognized in AOCI during the year ended December 31, 2009 was insignificant. In addition, there were no losses due to hedge ineffectiveness during the year ended December 31, 2009. No gains or losses have been excluded from the assessment of hedge effectiveness. As of December 31, 2009, approximately $3 million of pre-tax deferred net gains on derivative instruments related to commodity cash flow hedges accumulated on the Consolidated Balance Sheets in AOCI are expected to be recognized in earnings during the next twelve months as the hedged transactions occur.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the year ended December 31, 2009 and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets.

Undesignated Hedges—Location and Amount of Pre-tax Gains and (Losses)

Recognized in Income or as Regulatory Assets

Year Ended December 31, 2009
(in millions)
Location of Pre-Tax Gains (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	$5
Fuel used in electric generation and purchased power-non-regulated	10
Interest rate contracts
Interest expense	(1)

Total Pre-Tax Gains Recognized in Earnings	$14

Location of Pre-Tax Gains (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$(80)
Interest rate contracts
Regulatory Asset	5

Total Pre-Tax Losses Recognized as Regulatory Assets	$(75)

Credit Risk

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at December 31, 2009.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

December 31, 2009
(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$208
Collateral Already Posted	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$6

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. Duke Energy Ohio offsets fair value amounts (or amounts that approximate fair value) recognized on its Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. At December 31, 2009 and December 31, 2008, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of approximately $112 million and $85 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy Ohio had approximately $18 million and $53 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at December 31, 2009 and December 31, 2008, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Ohio had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at December 31, 2009 and December 31, 2008.

See Note 9 for additional information on fair value disclosures related to derivatives.

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

The following table provides the fair value measurement amounts for assets and liabilities recorded in both current and non-current Unrealized gains on mark-to-market and hedging transactions and Unrealized losses on mark-to-market and hedging transactions on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at December 31, 2009. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets	$36	$1	$3	$32
Derivative liabilities	(146)	(112)	(9)	(25)

Net (Liabilities) Assets	$(110)	$(111)	$(6)	$7

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

	Total Fair Value Amounts at December 31, 2008	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets	$68	$9	$—	$59
Derivative liabilities	(147)	(88)	(8)	(51)

Net (Liabilities) Assets	$(79)	$(79)	$(8)	$8

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Year Ended December 31, 2009
Balance at January 1, 2009	$8
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric and other	(6)
Fuel used in electric generation and purchased power—non-regulated	16
Total pre-tax gains included in other comprehensive income	1
Net purchases, sales, issuances and settlements	6
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	(18)

Balance at December 31, 2009	$7

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2009:
Fuel used in electric generation and purchased power—non-regulated	$(12)

Total	$(12)

Derivatives (net)
(in millions)
Year Ended December 31, 2008
Balance at January 1, 2008	$(22)
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric and other	(1)
Fuel used in electric generation and purchased power—non-regulated	96
Net purchases, sales, issuances and settlements	(63)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	(2)

Balance at December 31, 2008	$8

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2008:
Revenue, non-regulated electric and other	$7
Fuel used in electric generation and purchased power—non-regulated	30

Total	$37

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

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

Financial Instruments

	As of December 31,
	2009		2008
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$2,592	$2,529	$1,883	$1,729

The fair value of cash and cash equivalents, accounts receivable, restricted funds held in trust, accounts payable and notes payable are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

10. Goodwill and Intangibles

Goodwill. The following table shows goodwill by business segment at December 31, 2009 and 2008:

	January 1, 2009	Impairment of Goodwill	Acquisitions and Other Changes	Balance at December 31, 2009
	(in millions)
Commercial Power(a)	$1,206	$(727)	$(18)	$461
Franchised Electric and Gas	1,154	—	(17)	1,137

Total Goodwill	$2,360	$(727)	$(35)	$1,598

	January 1, 2008	Impairment of Goodwill	Acquisitions and Other Changes	Balance at December 31, 2008
	(in millions)
Commercial Power	$1,188	$—	$18	$1,206
Franchised Electric and Gas	1,137	—	17	1,154

Total Goodwill	$2,325	$—	$35	$2,360

(a)	The 2009 impairment charge, which is disclosed below, is the first goodwill impairment charge recorded by Duke Energy Ohio since the initial transaction occurred that resulted in the recognition of goodwill.

Duke Energy Ohio is required to perform an annual goodwill impairment test as of the same date each year and, accordingly, performs its annual impairment testing of goodwill as of August 31. Duke Energy Ohio updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. The annual analysis of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed.

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

For purposes of the step one analyses, determination of reporting units’ fair value was based on a combination of the income approach, which estimates the fair value of Duke Energy Ohio’s reporting units based on discounted future cash flows, and the market approach, which

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

estimates the fair value of Duke Energy Ohio’s reporting units based on market comparables within the utility and energy industries. Based on completion of step one of the annual impairment analysis, management determined that the fair values of all reporting units except for Commercial Power’s non-regulated Midwest generation reporting unit, for which the carrying value of goodwill was approximately $1,206 million as of August 31, 2009, were greater than their respective carrying values. Accordingly, for only Commercial Power’s non-regulated Midwest generation reporting unit required management to perform step two of the goodwill impairment test to determine the amount of the goodwill impairment.

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

The fair value of the non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, current and forecasted power and commodity prices, impact of the economy on discount rates, valuation of peer companies, competition, and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolves, and such views and assumptions used in determining the step one fair value of the reporting unit in 2009 changed significantly from those used in the 2008 annual impairment test. These factors had a significant impact on the risk-adjusted discount rate and other inputs used to value the non-regulated Midwest generation reporting unit. More specifically, as of August 31, 2009, the following factors significantly impacted management’s valuation of the reporting unit that consequently resulted in an approximate $727 million non-cash goodwill impairment charge during the third quarter 2009:

•

Decline in load (electricity demand) forecast—As a result of lower demand due to the continuing economic recession, forecasts evolved throughout 2009 that indicate that lower demand levels may persist longer than previously anticipated. The potential for prolonged suppressed sales growth, lower sales volume forecasts and greater uncertainty with respect to sales volume forecasts had a significant impact to the valuation of this reporting unit.

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

•

Carbon legislation/regulation developments—On June 26, 2009, the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009 (ACES) to encourage the development of clean energy sources and reduce greenhouse gas emissions. The ACES would create an economy-wide cap and trade program for large sources of greenhouse gas emissions. In September 2009, the U.S. Senate made significant progress towards their own version of climate legislation and, also in 2009, the EPA began actions that could lead to its regulation of greenhouse gas (GHG) emissions absent carbon legislation. Climate legislation has the potential to significantly increase the costs of coal and other carbon-intensive electricity generation throughout the U.S., which could impact the value of the coal fired generating plants, particularly in non-regulated environments.

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

The fair values of Commercial Power’s non-regulated generation reporting unit and generating assets for which impairments were recorded were determined using significant unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements.

Intangible Assets

The carrying amount and accumulated amortization of intangible assets as of December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009	December 31, 2008
	(in millions)
Emission allowances	$191	$239
Gas, coal, and power contracts	271	271
Other	9	9

Total gross carrying amount	471	519

Accumulated amortization—gas, coal, and power contracts	(132)	(111)
Accumulated amortization—other	(7)	(5)

Total accumulated amortization	(139)	(116)

Total intangible assets, net	$332	$403

Emission allowances in the table above include emission allowances which were recorded at fair value on the date of Duke Energy’s merger with Cinergy and emission allowances purchased by Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated certain zero cost

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

emission allowances on an annual basis. The change in the gross carrying value of emission allowances during the years ended December 31, 2009 and 2008 is as follows:

	December 31, 2009	December 31, 2008
	(in millions)
Gross carrying value at beginning of period	$239	$365
Purchases of emission allowances	25	17
Sales and consumption of emission allowances(a)(b)	(75)	(69)
Impairment of emission allowances(c)	—	(82)
Other changes	2	8

Gross carrying value at end of period	$191	$239

(a)	Carrying values of emission allowances are recognized via a charge to expense when consumed.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by Commercial Power.
(c)	See below for discussion of impairments of the carrying value of emission allowances during the year ended December 31, 2008.

Amortization expense for gas, coal and power contracts and other intangible assets for Duke Energy Ohio was approximately $23 million, $22 million and $51 million for the years ended December 31, 2009, 2008 and 2007, respectively.

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2009. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts. The amortization amounts discussed below are estimates. Actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, additional intangible acquisitions and other events.

	2010	2011	2012	2013	2014
	(in millions)
Expected amortization expense	$51	$28	$29	$26	$24

In connection with the merger with Cinergy in April 2006, Duke Energy Ohio recorded an intangible liability of approximately $113 million associated with the RSP in Ohio, which was recognized in earnings over the regulatory period that ended on December 31, 2008. Duke Energy Ohio also recorded approximately $56 million of intangible liabilities associated with other power sale contracts in connection with the merger with Cinergy. The carrying amount of these intangible liabilities was approximately $10 million and $16 million at December 31, 2009 and 2008, respectively. During the years ended December 31, 2009, 2008 and 2007, Duke Energy amortized approximately $6 million, $73 million and $45 million, respectively, to income related to intangible liabilities. The remaining balance of approximately $10 million will be amortized to income as follows: approximately $6 million in 2010 and approximately $4 million in 2011. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

Impairment of Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the Clean Air Interstate Rule (CAIR). Subsequently, in December 2008, a federal appeals court reinstated the CAIR while the U.S. EPA develops a new clean air program. See Note 15 for additional information on the CAIR. However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of SO2 and NOx allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, Duke Energy Ohio evaluated the carrying value of emission allowances held by its regulated and unregulated businesses for impairment during the third quarter of 2008.

At the time of its temporary repeal, the CAIR required 50% reductions in SO2 emissions beginning in 2010 and further 30% reductions in SO2 emissions in 2015 beyond specified requirements. These reductions were to be achieved by requiring the surrender of SO2 allowances in a ratio of two allowances per ton of SO2 emitted beginning in 2010, up from a current one-to-one ratio, escalating to 2.86 allowances per ton of SO2 emitted beginning in 2015. Taking into account these increases in emission allowance requirements under CAIR, Commercial Power’s forecasted SO2 emissions needed through 2037 exceeded the number of emission allowances held prior to the vacating of the CAIR. Subsequent to the temporary decision to vacate CAIR, Commercial Power determined that it had SO2 allowances in excess of forecasted emissions and those allowances held in excess of forecasted emissions from future generation required an impairment evaluation. In performing the impairment evaluation for SO2 allowances at September 30, 2008, management compared quoted market prices for each vintage year allowance to the carrying value of the related allowances in excess of forecasted emissions through 2038. Due to the sharp decline in market prices of SO2 allowances, as discussed above, Commercial Power recorded pre-tax impairment charges of approximately $77 million related to forecasted excess SO2 allowances held at September 30, 2008. Additionally, Commercial Power recorded pre-tax impairment charges of approximately $5 million related to annual NOx allowances during the three months ended September 30, 2008, as these were also affected by the decision to vacate the CAIR. These impairment charges are recorded in Goodwill and Other Impairment Charges within Operating Expenses on the Consolidated Statements of Operations.

As a result of the reinstatement of the CAIR in December 2008, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by Commercial Power are anticipated to be utilized for future emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

11. Related Party Transactions

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2009 and December 31, 2008 are as follows:

	December 31, 2009(a)	December 31, 2008(a)
	(in millions)
Current assets(b)	$31	$55
Non-current assets(c)	$26	$5
Current liabilities(d)	$(200)	$(138)
Non-current liabilities(e)	$(2)	$(4)
Net deferred tax liabilities(f)	$(1,535)	$(1,519)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at December 31, 2009, approximately $20 million is classified as Receivables, approximately $3 million is classified as Unrealized gains on mark-to-market and hedging transactions and approximately $8 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately $18 million is classified as Receivables, approximately $2 million is classified as Unrealized gains on mark-to-market and hedging transactions and approximately $35 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	Of the balance at December 31, 2009 approximately $6 million is classified as Unrealized gains on mark-to-market and hedging transactions and $20 million is classified as Other within Investments and Other Assets on the Consolidated Balance Sheets. The balance at December 31, 2008 is classified as Unrealized gains on mark-to-market and hedging transactions within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at December 31, 2009, approximately ($191) million is classified as Accounts payable and approximately ($9) million is classified as Unrealized losses on mark-to-market and hedging transactions within Current Liabilities on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately ($133) million is classified as Accounts payable, approximately ($2) million is classified as Taxes accrued and approximately ($3) million is classified as Unrealized losses on mark-to-market and hedging transactions within Current Liabilities on the Consolidated Balance Sheets.
(e)	The balance at December 31, 2009 and 2008 is classified as Unrealized losses on mark-to-market and hedging transactions within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	The balance at December 31, 2009 is classified as Deferred income taxes on the Consolidated Balance Sheets. Of the balance at December 31, 2008, approximately ($1,580) million is classified as Deferred income taxes and approximately $61 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the years ended December 31, 2009, 2008 and 2007, Duke Energy Ohio recorded governance and shared services expenses of approximately $401 million, $319 million and $249 million, respectfully, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Ohio incurs expenses related to certain insurance coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses, which are recorded in Operation, maintenance and other within Operating Expenses on the Consolidated Statements of Operations, were approximately $17 million, $18 million, and $24 million for the years ended December 31, 2009, 2008 and 2007, respectively. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost. Rental income and other cost recoveries were approximately $5 million, $13 million and $12 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Duke Energy Ohio participates in Cinergy’s qualified pension plan, non-qualified pension plan and Duke Energy’s other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans (see Note 16). Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement and post-employment benefit obligations from Cinergy of approximately $253 million and $416 million at December 31, 2009 and 2008, respectively. The above amounts have been classified in the Consolidated Balance Sheets as follows:

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

	December 31, 2009	December 31, 2008
	(in millions)
Other current liabilities	$4	$5
Accrued pension and other post-retirement benefit costs	$249	$406
Other deferred credits and other liabilities	$—	$5

Additionally, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, an unconsolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. This subordinated note is classified by Duke Energy Ohio as Receivables in the Consolidated Balance Sheets and was approximately $193 million and $174 million as of December 31, 2009 and December 31, 2008, respectively. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was approximately $15 million, $21 million and $25 million for the years ended December 31, 2009 2008 and 2007, respectively.

During the years ended December 31, 2009, 2008 and 2007, Duke Energy Ohio paid dividends to its parent, Cinergy, of $360 million, $200 million and $135 million, respectively.

As discussed further in Note 14, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. As of December 31, 2009, Duke Energy Ohio had net receivables of $184 million, classified within Receivables in the accompanying Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Ohio was in a payable position of $63 million, classified within Notes payable in the accompanying Consolidated Balance Sheets. The expenses associated with money pool activity, which are recorded in Interest Expense on the Consolidated Statements of Operations, were insignificant, approximately $3 million and approximately $11 million for the years ended December 31, 2009, 2008 and 2007, respectively.

12. Sales of Accounts Receivable

Accounts Receivable Securitization. Duke Energy Ohio and Duke Energy Kentucky sell, on a revolving basis, nearly all of their retail accounts receivable and related collections to Cinergy Receivable. The securitization transaction was structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and accordingly, through December 31, 2009, the transfers of receivables were accounted for as sales.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to approximately $193 million and $174 million at December 31, 2009 and 2008, respectively, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. These senior loans provide the cash portion of the proceeds paid to Duke Energy Ohio and Duke Energy Kentucky. This subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) under the accounting guidance for transfers and servicing of financial assets and is classified within Receivables in the accompanying Consolidated Balance Sheets at December 31, 2009 and 2008.

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

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions in estimating fair value are the anticipated credit losses, the selection of discount rates, and expected receivables turnover rate. Because (i) the receivables generally turnover in less than two months, (ii) credit losses are reasonably predictable due to Duke Energy Ohio’s broad customer base and lack of significant concentration, and (iii) the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. Interest accrues to Duke Energy Ohio on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred (which is unlikely unless credit losses on the receivables far exceed the anticipated level).

The key assumptions used in estimating the fair value are as follows:

	Years Ended December 31,
	2009	2008	2007
Anticipated credit loss rate	0.8%	0.7%	0.7%
Discount rate on expected cash flows	2.7%	5.3%	7.7%
Receivables turnover rate	12.5%	12.4%	12.4%

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the periods ending:

	Years Ended December 31,
	2009	2008	2007
		(in millions)
Receivables sold as of period end	$376	$473	$437
Less: Retained interests	193	174	189

Net receivables sold as of period end	$183	$299	$248
Sales during period
Receivables sold	$3,108	$3,316	$3,189
Loss recognized on sale	26	38	46
Cash flows during period
Cash proceeds from receivables sold	$3,063	$3,276	$3,086
Collection fees received	2	3	3
Return received on retained interests	15	21	25

13. Property, Plant and Equipment

	Estimated Useful Life	December 31, 2009	December 31, 2008
	(Years)	(in millions)
Land	—	$134	$126
Plant—Regulated
Electric generation, distribution and transmission(a)	8 – 100	3,376	3,262
Natural gas transmission and distribution(a)	12 – 60	1,694	1,566
Other buildings and improvements(a)	25 – 100	129	103
Plant—Unregulated
Electric generation, distribution and transmission	8 – 100	4,230	3,710
Other buildings and improvements	30	190	190
Equipment	5 – 30	89	60
Construction in process	—	210	843
Other	5 – 10	191	187

Total property, plant and equipment		10,243	10,047
Total accumulated depreciation—regulated(b)		(1,726)	(1,646)
Total accumulated depreciation—unregulated		(653)	(631)

Total net property, plant and equipment		$7,864	$7,770

(a)	Includes capitalized leases of approximately $111 million and $109 million at December 31, 2009 and 2008, respectively.
(b)	Includes accumulated amortization of capitalized leases of approximately $11 million and $6 million at December 31, 2009 and 2008, respectively.

Capitalized interest, which includes the debt component of AFUDC, amounted to approximately $4 million, $19 million and $30 million for the years ended December 31, 2009, 2008 and 2007, respectively.

14. Debt and Credit Facilities

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31, 2009	December 31, 2008
			(in millions)
Unsecured debt	5.7%	2012 – 2036	$1,305	$1,225
First mortgage bonds(a)	4.3%	2013 – 2019	700	—
Capital leases	5.1%	2010 – 2020	55	51
Other debt(b)	0.7%	2010 – 2041	572	646
Notes payable	2.2%		—	280
Money pool borrowings	0.5%		—	63
Fair value hedge carrying value adjustment			(2)	—
Unamortized debt discount and premium, net			(38)	(39)

Total debt			2,592	2,226
Current maturities of long-term debt			(19)	(27)

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

	Weighted- Average Rate	Year Due	December 31, 2009	December 31, 2008
			(in millions)
Short-term notes payable			—	(343)

Total long-term debt			$2,573	$1,856

(a)	As of December 31, 2009, substantially all of Franchised Electric and Gas’ electric plant in service is mortgaged under the mortgage bond indenture relating to Duke Energy Ohio.
(b)	Includes $538 million of Duke Energy Ohio tax-exempt bonds as of both December 31, 2009 and 2008. As of both December 31, 2009 and 2008, zero was secured by first mortgage bonds and $62 million was secured by a letter of credit.

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

First Mortgage Bonds. In December 2009, Duke Energy Ohio issued $250 million principal amount of first mortgage bonds, which carry a fixed interest rate of 2.10% and mature June 15, 2013. Proceeds from this issuance, together with cash on hand, were used to repay Duke Energy Ohio’s borrowing under Duke Energy’s master credit facility. In conjunction with this debt issuance, Duke Energy Ohio entered into an interest rate swap agreement that converted interest on this debt issuance from the fixed coupon rate to a variable rate. The initial variable rate was set at 0.31%.

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

Money Pool. Duke Energy Ohio and its wholly-owned subsidiary, Duke Energy Kentucky, receive support for their short-term borrowing needs through their participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that Duke Energy Ohio and Duke Energy Kentucky separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables of Duke Energy Ohio and Duke Energy Kentucky, as each of these entities independently participate in the money pool. As of December 31, 2009, Duke Energy Ohio and Duke Energy Kentucky had combined net receivables of approximately $184 million which are classified in Receivables on the Consolidated Balance Sheets. As of December 31, 2008, Duke Energy Ohio and Duke Energy Kentucky had combined net borrowings of approximately $63 million classified within Notes payable in the accompanying Consolidated Balance Sheets. During the year ended December 31, 2009, the $184 million increase in the money pool receivables is reflected as a cash outflow in Notes due from affiliate, net within Net cash used in investing activities on the Consolidated Statements of Cash Flows. During the year ended December 31, 2009, the $63 million decrease in the money pool borrowings is reflected as a cash outflow in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. During the year ended December 31, 2008, the $126 million decrease in the money pool activity is reflected as a cash outflow in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows. During the year ended December 31, 2007, the $85 million decrease in the money pool activity is reflected as a cash outflow in Notes payable to affiliate, net within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

Auction Rate Debt. As of December 31, 2009, Duke Energy Ohio had auction rate tax-exempt bonds outstanding of approximately $391 million. While these debt instruments are long-term in nature and cannot be put back to Duke Energy Ohio prior to maturity, the interest rates on these instruments are designed to reset periodically through an auction process. In February 2008, Duke Energy Ohio began to experience failed auctions for these debt instruments. When failed auctions occur on a series of this debt, Duke Energy Ohio is required to begin paying a failed-auction interest rate on the instrument. The failed-auction interest rate for the majority of the auction rate debt is 2.0 times one-month London Interbank Offered Rate (LIBOR). Payment of the failed-auction interest rates will continue until Duke Energy Ohio is able to either successfully remarket these instruments through the auction process, or refund and refinance the existing debt. While Duke Energy Ohio has plans to refund and refinance its remaining auction rate tax-exempt bonds, the timing of such refinancing activities is uncertain and subject to market conditions. If Duke Energy Ohio is unable to successfully refund and refinance these debt instruments, the impact of paying higher interest rates on the outstanding auction rate debt is not expected to materially affect Duke Energy Ohio’s overall financial position, results of operations or cash flows. The weighted-average interest rate associated with Duke Energy Ohio’s auction rate tax-exempt bonds was 0.46% as of December 31, 2009 and 1.58% as of December 31, 2008.

Floating Rate Debt. Unsecured debt and other debt included approximately $538 million and $611 million of floating-rate debt as of December 31, 2009 and 2008, respectively. Floating-rate debt is primarily based on commercial paper rates or a spread relative to an index such as LIBOR. As of December 31, 2009 and 2008, the average interest rate associated with floating-rate debt was approximately 0.4% and 1.9%, respectively.

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2009

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

(in millions)
2010	$19
2011	32
2012	507
2013	254
2014	45
Thereafter	1,735

Total long-term debt including current maturities	$2,592

Duke Energy Ohio has the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Ohio’s ability to repay these obligations prior to their scheduled maturity.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is approximately $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy and certain of its wholly-owned subsidiaries, including Duke Energy Ohio and Duke Energy Kentucky, each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. At December 31, 2009, Duke Energy Ohio and Duke Energy Kentucky had borrowing sub limits under Duke Energy’s master credit facility of $650 million and $100 million, respectively. The amount available to Duke Energy Ohio and Duke Energy Kentucky under their sub limits to Duke Energy’s master credit facility has been reduced by draw downs of cash, borrowings through the money pool arrangement, and the use of the master credit facility to backstop the issuances of letters of credit and certain tax-exempt bonds.

In September 2008, Duke Energy and certain of its wholly-owned subsidiaries, including Duke Energy Ohio and Duke Energy Kentucky, borrowed a total of approximately $1 billion under Duke Energy’s master credit facility. Duke Energy Ohio’s and Duke Energy Kentucky’s proportionate share of the borrowing was approximately $279 million and $74 million, respectively. The loans under the master credit facility were revolving credit loans bearing interest at one-month LIBOR plus an applicable spread ranging from 19 to 23 basis points. The loans for Duke Energy Ohio and Duke Energy Kentucky had stated maturities of September 2009; however, Duke Energy Ohio and Duke Energy Kentucky had the ability under the master credit facility to renew the loans due in September 2009 on an annual basis up through the date the master credit facility matures in June 2012. As a result of these annual renewal provisions, in September 2009, Duke Energy Ohio repaid and immediately re-borrowed approximately $279 million under the master credit facility. Duke Energy Kentucky’s borrowings of $74 million, which was repaid in 2009 through funds obtained from the issuance of long-term debt as discussed above, was included in Long-Term Debt on the Consolidated Balance Sheets at December 31, 2008. Duke Energy Ohio’s borrowing under the master credit facility was repaid in the fourth quarter of 2009, as discussed above. As Duke Energy Ohio did not have the intent to refinance its borrowings on a long-term basis, amounts outstanding at December 31, 2008 of $279 million were reflected in Notes Payable within Current Liabilities on the Consolidated Balance Sheets.

At December 31, 2009 and December 31, 2008, approximately $134 million and $146 million, respectively, of tax-exempt bonds, which are short-term obligations by nature, were classified as Long-Term Debt on the Consolidated Balance Sheets due to Duke Energy Ohio’s intent and ability to utilize such borrowings as long-term financing. Duke Energy’s credit facilities with non-cancelable terms in excess of one year as of the balance sheet date give Duke Energy Ohio the ability to refinance these short-term obligations on a long-term basis. Of the $134 million of tax-exempt bonds outstanding at December 31, 2009, approximately $84 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.

In September 2008, Duke Energy Kentucky and Duke Energy Indiana, Inc. (Duke Energy Indiana), a wholly-owned subsidiary of Duke Energy, collectively entered into a $330 million three-year letter of credit agreement with a syndicate of banks. Under this letter of credit agreement, Duke Energy Kentucky may request the issuance of letters of credit up to $51 million on its behalf to support various series of variable rate demand bonds issued or to be issued on behalf of Duke Energy Kentucky. This credit facility, which is not part of Duke Energy’s master credit facility, may not be used for any purpose other than to support variable rate demand bonds issued by Duke Energy Kentucky and Duke Energy Indiana.

Restrictive Debt Covenants. Duke Energy’s debt and credit agreement contains various financial and other covenants, including, but not limited to, a covenant regarding the debt-to-total capitalization ratio at Duke Energy, Duke Energy Ohio and Duke Energy Kentucky to not exceed 65%. Duke Energy Ohio’s debt agreements also contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2009, Duke Energy, Duke Energy Ohio and Duke Energy Kentucky were in compliance with all covenants that would impact Duke Energy Ohio’s or Duke Energy Kentucky’s ability to borrow funds under the debt and credit facilities. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

15. Commitments and Contingencies

General Insurance

Duke Energy Ohio carries, either directly or through Duke Energy’s captive insurance company, Bison Insurance Company Limited, insurance and reinsurance coverage consistent with companies engaged in similar commercial operations with similar type properties. Duke Energy Ohio’s insurance coverage includes (i) commercial general public liability insurance for liabilities arising to third parties for bodily injury and property damage resulting from Duke Energy Ohio’s operations; (ii) workers’ compensation liability coverage to required statutory limits; (iii) automobile liability insurance for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (iv) insurance policies in support of the indemnification provisions of Duke Energy Ohio’s by-laws and (iv) property insurance covering the replacement value of all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverage is subject to certain deductibles or retentions, sublimits, terms and conditions common for companies with similar types of operations.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

Duke Energy Ohio also maintains excess liability insurance coverage above the established primary limits for commercial general liability and automobile liability insurance. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size.

The cost of Duke Energy Ohio’s general insurance coverage can fluctuate year to year reflecting the changing conditions of the insurance markets.

Environmental

Duke Energy Ohio is subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on Duke Energy Ohio.

Remediation Activities. Duke Energy Ohio and its affiliates are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing Duke Energy Ohio operations, sites formerly owned or used by Duke Energy Ohio entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, Duke Energy Ohio or its affiliates could potentially be held responsible for contamination caused by other parties. In some instances, Duke Energy Ohio may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. During 2009, Duke Energy Ohio recorded additional reserves associated with remediation activities at certain of its sites and it is anticipated that additional costs associated with remediation activities at certain of its sites will be incurred in the future.

Included in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities on the Consolidated Balance Sheets were total accruals related to extended environmental-related activities of approximately $20 million and $11 million as of December 31, 2009 and 2008, respectively. These accruals represent Duke Energy Ohio’s provisions for costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. Costs associated with remediation activities within Duke Energy’s regulated operations are typically expensed unless recovery of the costs is deemed probable. On August 10, 2009, Duke Energy Ohio filed an application with the PUCO for approval to defer costs related to Manufactured Gas Plant site remediation.

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

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and begins in 2010 for SO 2. Phase 2 begins in 2015 for both NO x and SO 2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The EPA has indicated that it currently plans on issuing a proposed rule in the April-May 2010 timeframe. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

Duke Energy Ohio plans to spend approximately $65 million between 2010 and 2014 to comply with Phase 1 of the CAIR. Duke Energy Ohio is currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. Duke Energy Ohio will recover most of the depreciation and financing costs related to environmental compliance projects for 2009-2011 through its ESP.

Coal Combustion Product (CCP) Management. Duke Energy Ohio currently estimates that it will spend approximately $88 million over the period 2010-2014 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems. The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from Duke Energy Ohio’s coal-fired power plants. The EPA has indicated that it intends to propose a rule early in 2010. Additional laws and regulations under consideration which more stringently regulate coal ash, including the potential regulation of coal ash as hazardous waste, will likely increase costs for Duke Energy Ohio’s coal facilities. Duke Energy Ohio is unable to estimate its potential costs at this time.

Comprehensive Environmental Response, Compensation and Liability Act Matter. In August 2008, Duke Energy Ohio received a notice from the EPA that it has been identified as a potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the LWD, Inc., Superfund Site in Calvert City, Kentucky. At this time, Duke Energy Ohio does not have any further information regarding the scope of potential liability associated with this matter.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

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

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Duke Energy Ohio alleging various violations of the CAA at Duke Energy Ohio’s W.C. Beckjord and Miami Fort Stations. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Duke Energy Ohio. Additionally, the plaintiffs had claimed that Duke Energy Ohio violated an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station.

A remedy trial for violations previously established at the W.C. Beckjord Station was held during the week of February 2, 2009. On May 29, 2009, the court issued its remedy ruling and ordered the following relief: (i) civil penalty in the amount of $687,500 for Beckjord violations; and (ii) installation of a particulate continuous emissions monitoring system at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid.

On July 31, 2009, the EPA served a request for information under section 114 of the CAA on Duke Energy Ohio, requesting information pertaining to various maintenance projects and emissions and operations data relevant to the W.C. Beckjord and Miami Fort stations in Ohio. Duke Energy Ohio’s objections and responses to the EPA’s section 114 request were filed on September 28, 2009 and Duke Energy Ohio continues to provide information to the EPA.

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September 2009, the Court of Appeals issued a ruling reversing the lower court ruling. Duke Energy Ohio is currently evaluating its options for rehearing and appeal. It is not possible to predict with certainty whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this matter.

Zimmer Generating Station Lawsuit. In November 2004, a citizen of the Village of Moscow, Ohio, the town adjacent to Duke Energy Ohio’s Zimmer Generating Station, brought a purported class action in the U.S. District Court for the Southern District of Ohio seeking monetary damages and injunctive relief against Duke Energy Ohio for alleged violations of the CAA, the Ohio SIP, and Ohio laws against nuisance and common law nuisance. The plaintiffs have filed a number of additional notices of intent to sue and two lawsuits raising claims similar to those in the original claim. One lawsuit was dismissed on procedural grounds, and the remaining two have been consolidated. On December 28, 2006, the District Court certified this case as a class action. In March 2009, a settlement in principle was reached with the class plaintiffs and approved by the court in September 2009. The settlement will not have a material adverse effect on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

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

Duke Energy Ohio has exposure to certain legal matters that are described herein. As of both December 31, 2009 and December 31, 2008, Duke Energy Ohio has recorded insignificant reserves for these proceedings and exposures. Duke Energy Ohio expenses legal costs related to the defense of loss contingencies as incurred.

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

Operating and Capital Lease Commitments

Duke Energy Ohio leases assets in several areas of its operations. Consolidated rental expense for operating leases, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations, was approximately $22 million, $31 million and $32 million for the years ended December 31, 2009, 2008 and 2007, respectively. Capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 14). Amortization of assets recorded under capital leases is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2009:

	Operating Leases	Capital Leases
	(in millions)
2010	$18	$9
2011	16	8
2012	13	8
2013	11	8
2014	8	7
Thereafter	32	15

Total future minimum lease payments	$98	$55

16. Employee Benefit Plans

Cinergy Retirement Plans. Duke Energy Ohio participates in qualified and non-qualified defined benefit pension plans and other post-retirement benefit plans sponsored by Cinergy and Duke Energy, respectively. Cinergy allocates pension and other post-retirement obligations and costs related to these plans to Duke Energy Ohio.

Net periodic benefit cost disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective plan for the periods presented. However, portions of the net periodic benefit cost disclosed in the tables have been capitalized as a component of property, plant and equipment.

Cinergy uses a December 31 measurement date for its plan assets.

Amounts presented in the tables below represent the amounts of pension and other post-retirement benefit cost allocated to Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated its proportionate share of pension and other post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Ohio. These allocated amounts are included in the governance and shared services costs discussed in Note 11.

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

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

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

Actuarial gains and losses are amortized over the average remaining service period of the active employees, which is 11 years. Cinergy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years.

Duke Energy Ohio’s qualified pension plan pre-tax net periodic pension benefit costs as allocated by Cinergy were approximately $6 million, $12 million and $14 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts exclude approximately $4 million, $4 million and $7 million of regulatory asset amortization resulting from purchase accounting for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of Cinergy’s plan assets was approximately $1,928 million and $1,110 million as of December 31, 2009 and 2008, respectively. The projected benefit obligation for the plans was approximately $2,228 million and $1,992 million as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the plans was approximately $2,025 million and $1,729 million as of December 31, 2009 and 2008, respectively. The accrued qualified pension liability allocated by Cinergy to Duke Energy Ohio, which represents Duke Energy Ohio’s proportionate share of the unfunded status of the Cinergy qualified pension plan, was approximately $132 million and $334 million as of December 31, 2009 and 2008, respectively, and is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. In 2009, Duke Energy Ohio made a cash contribution of approximately $210 million, which represented its proportionate share of an approximate $800 million total contribution to Cinergy’s and Duke Energy’s qualified pension plans. Duke Energy did not make any contributions to its defined benefit retirement plans in 2008. Duke Energy made qualified pension benefit contributions of approximately $350 million to the legacy Cinergy qualified pension benefit plans in 2007, of which approximately $83 million represents contributions made by Duke Energy Ohio for the year ended December 31, 2007.

Qualified Pension Plans—Amounts Recognized in Accumulated Other Comprehensive Income (Loss) and Regulatory Assets Consist of:

	As of December 31,
	2009	2008
	(in millions)
Regulatory Assets	$105	$104

Accumulated Other Comprehensive Loss
Deferred income tax liability	$(20)	$(21)
Prior service cost	2	3
Net actuarial loss	55	53

Net amount recognized—Accumulated other comprehensive loss	$37	$35

Approximately $1 million of amounts included in AOCI at December 31, 2009, will be recognized in net periodic pension costs in 2010.

Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2009	2008	2007
	(percentages)
Benefit Obligations
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00
Net Periodic Benefit Cost
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

Non-Qualified Pension Plans

Cinergy also maintains, and Duke Energy Ohio participates in, non-qualified, non-contributory defined benefit retirement plans that cover certain executives. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the non-qualified retirement plans is 11 years. There are no plan assets. The projected benefit obligation for the plans was approximately $113 million as of December 31, 2009 and 2008, respectively. The accumulated benefit obligation for the plans was approximately $104 million as of December 31, 2009 and 2008, respectively. The accrued non-qualified pension liability allocated by Cinergy to Duke Energy Ohio, which represents Duke Energy Ohio’s proportionate share of the

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

unfunded status of the Cinergy non-qualified pension plan, was approximately $5 million and $6 million as of December 31, 2009 and 2008, respectively, of which approximately $4 million, is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively, and approximately $1 million and $2 million is recognized in Other within Current Liabilities on the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

Duke Energy Ohio’s non-qualified pension plan pre-tax net periodic pension benefit costs as allocated by Cinergy was an insignificant amount for the years ended December 31, 2009 and 2008, and approximately $1 million for the year ended December 31, 2007.

Non-Qualified Plans—Assumptions Used for Cinergy’s Pension Benefits Accounting

	2009	2008	2007
	(percentages)
Benefit Obligations
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00
Net Periodic Benefit Cost
Discount rate	6.50	6.00	5.75
Salary increase	4.50	5.00	5.00

Other Post-Retirement Benefit Plans

Duke Energy Ohio participates in other post-retirement benefit plans sponsored by Duke Energy. Prior to January 1, 2008, Cinergy was the sponsor of the other post-retirement benefit plans. Effective January 1, 2008, Duke Energy became the sponsor of these other post-retirement benefit plans. Duke Energy provides certain health care and life insurance benefits to retired employees and their eligible dependents on a contributory and non-contributory basis. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments. These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 12 years. During 2008, Duke Energy Ohio recorded pre-tax income of approximately $20 million related to the correction of errors in actuarial valuations prior to 2008 that would have reduced amounts recorded as other post-retirement benefit expense recorded during those historical periods.

Duke Energy Ohio’s other post-retirement plan pre-tax net periodic benefit costs as allocated by Duke Energy were approximately $1 million, $(16) million and $11 million for the years ended December 31, 2009, 2008 and 2007, respectively. These amounts exclude approximately $2 million, $2 million and $4 million of regulatory asset amortization resulting from purchase accounting for the years ended December 31, 2009, 2008 and 2007, respectively.

The fair value of Duke Energy’s legacy Cinergy other post-retirement benefit plans assets was approximately $28 million and $23 million as of December 31, 2009 and 2008, respectively. Duke Energy’s accumulated other post-retirement benefit obligation for the legacy Cinergy plans was approximately $317 million and $330 million as of December 31, 2009 and 2008, respectively. The accrued other post-retirement liability allocated by Duke Energy to Duke Energy Ohio, which represents Duke Energy Ohio’s proportionate share of the unfunded status of the Duke Energy other post-retirement benefit plans at December 31, 2009 and 2008, was approximately $63 million and $70 million, respectively, of which approximately $61 million and $68 million, respectively, is recognized in Accrued pension and other post-retirement benefit costs within the Consolidated Balance Sheets at December 31, 2009 and 2008, and approximately $2 million is recognized in Other within Current Liabilities on the Consolidated Balance Sheets at December 31, 2009 and 2008.

Duke Energy did not make any contributions to its other post-retirement plans in 2009 or 2008. Duke Energy made contributions to its other post-retirement benefit plan during 2007 of approximately $32 million to the legacy Cinergy other post-retirement plans, of which approximately $9 million represents contributions made by Duke Energy Ohio.

Other Post-Retirement Benefit Plans—Amounts Recognized in Accumulated Other Comprehensive Income and Regulatory Liabilities Consist of:

	As of December 31,
	2009	2008
	(in millions)
Regulatory Assets	$—	$(32)
Regulatory Liabilities	27	—

Accumulated Other Comprehensive Income
Deferred income tax asset	$4	$4
Prior service cost	(1)	(1)
Net actuarial gain	(10)	(11)

Net amount recognized—Accumulated other comprehensive income	$(7)	$(8)

Approximately $1 million in AOCI will be recognized in net periodic other post-retirement benefit costs in 2010.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

Assumptions Used in Duke Energy’s Other Post-retirement Benefits Accounting

	2009	2008	2007
	(percentages)
Benefit Obligations
Discount rate	5.50	6.50	6.00
Net Periodic Benefit Cost
Discount rate	6.50	6.00	5.75
Expected long-term rate of return on plan assets	8.50	8.50	8.50

Assumed Health Care Cost Trend Rates

	Medicare Trend Rate		Prescription Drug Trend Rate
	2009	2008	2009	2008
Health care cost trend rate assumed for next year	8.50%	8.50%	11.00%	11.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2019	2013	2024	2022

17. Other Income and Expenses, net

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007 are as follows:

	For the years ended December 31,
	2009	2008	2007
	(in millions)
Income/(Expense):
Interest income	$10	$27	$29
AFUDC equity	(2)	7	4
Other	3	—	(1)

Total	$11	$34	$32

18. Subsequent Events

For information related to subsequent events related to regulatory matters and commitments and contingencies, see Notes 4 and 15, respectively.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees, which includes approximately 69 Duke Energy Ohio employees. Additionally Duke Energy Ohio will be allocated its proportionate share of benefit costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Ohio. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, as discussed further below, the window will close March 31, 2010. Duke Energy Ohio currently estimates severance payments associated with this voluntary plan, including allocated costs discussed above, of approximately $14 million. However, until management of Duke Energy approves the requests, it reserves the right to reject any request to volunteer based on business needs and/or excessive participation.

In addition, in January 2010, Duke Energy announced that it will consolidate certain corporate office functions of Duke Energy’s shared services affiliate, resulting in transitioning over the next two years approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position within Duke Energy or remain with Duke Energy through a transition period, at which time a reduced severance benefit would be paid under Duke Energy’s ongoing severance plan. Management cannot currently estimate the costs, if any, of severance benefits which will be paid to its employees due to this office consolidation.

Additionally, Duke Energy believes that it is possible that the voluntary severance plan may trigger settlement accounting or curtailment accounting with respect to its pension and other post-retirement benefit plans. At this time, management is unable to determine the likelihood that settlement or curtailment accounting will be triggered.

PART II

DUKE ENERGY OHIO, INC.

Notes To Consolidated Financial Statements-(Continued)

19. Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(in millions)
2009
Total operating revenues	$1,006	$736	$872	$774	$3,388
Operating income (loss)	167	99	(536)	136	(134)
Net income (loss)	85	45	(628)	72	(426)
2008
Total operating revenues	$991	$795	$818	$820	$3,424
Operating income (loss)	223	263	(60)	92	518
Income (loss) before extraordinary items	133	157	(54)	51	287
Net income (loss)	133	157	(54)	118	354

There were no unusual or infrequently occurring items during the first, second or fourth quarters of 2009.

During the third quarter of 2009, Duke Energy Ohio recorded the following unusual or infrequently occurring items: an approximate $727 million non-cash goodwill impairment charge related to the non-regulated Midwest generation reporting unit to write-down the value of the goodwill to the estimated fair value (see Note 10); and approximately $42 million of pre-tax impairment charges related to certain generating assets in the Midwest to write-down the value of these assets to their estimated fair value (see Note 10).

There were no unusual or infrequently occurring items during the first or second quarters of 2008.

During the third quarter of 2008, Duke Energy Ohio recorded the following unusual or infrequently occurring items: an approximate $82 million pre-tax impairment charge related to emission allowances (see Note 10); and pre-tax income of approximately $20 million related to the correction of errors in actuarial valuations related to other post-retirement benefit plans (see Note 16).

During the fourth quarter of 2008, Duke Energy Ohio recorded the following unusual or infrequently occurring item: an approximate $67 million after-tax (approximately $103 million pre-tax) extraordinary gain related to the reapplication of regulatory accounting treatment to certain operations of Commercial Power (see Note 1).

PART II

DUKE ENERGY OHIO, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
Year Ended December 31, 2009:
Allowance for doubtful accounts	$18	$1	$—	$2	$17
Environmental(b)	11	(10)	21	2	20
Other(d)	11	2	—	2	11

	$40	$(7)	$21	$6	$48

Year Ended December 31, 2008:
Allowance for doubtful accounts	$3	$15	—	$—	$18
Environmental(b)	8	4	—	1	11
Uncertain tax provisions(c)	10	—	—	10	—
Other(d)	3	10	—	2	11

	$24	$29	$—	$13	$40

Year Ended December 31, 2007:
Injuries and damages	$3	$—	$—	$3	$—
Allowance for doubtful accounts	5	1	—	3	3
Environmental(b)	8	—	—	—	8
Uncertain tax provisions(c)	26	—	—	16	10
Other(d)	11	3	—	11	3

	$53	$4	$—	$33	$24

(a)	Principally cash payments and reserve reversals.
(b)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. In 2009, PUCO issued an order allowing the deferral of costs related to Manufactured Gas Plant sites into a regulatory asset, which resulted in a net credit to expense during 2009.
(c)	Included in Taxes accrued and Interest accrued within Current Liabilities on the Consolidated Balance Sheets. The December 31, 2007 ending balance primarily contains non-income tax reserves.
(d)	Principally mark-to-market and other reserves, included in Unrealized gains on mark-to-market and hedging transactions within Current Assets and Other within Investments and Other Assets, Unrealized losses on mark-to-market and hedging transactions within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2009, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy Ohio has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2009, and other than the fourth quarter system change described below, have concluded that no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the fourth quarter of 2009, Duke Energy Ohio implemented a new Enterprise Asset Management system used for asset management, work management and supply chain functions. The system change is a result of an evaluation of the previous system and related processes to support evolving operational needs, and is not the result of any identified deficiencies in the previous systems. Duke Energy Ohio reviewed the implementation effort as well as the impact on Duke Energy Ohio’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

Management’s Annual Report On Internal Control Over Financial Reporting

Duke Energy Ohio’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles in the United States. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

Duke Energy Ohio’s management, including our Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2009 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

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

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) provided professional services to Duke Energy Corporation (Duke Energy) and its consolidated subsidiaries for 2009 and 2008. The following table presents the fees that have been allocated to Duke Energy Ohio, Inc. (Duke Energy Ohio) and its subsidiaries as part of corporate governance costs:

	FY 2009	FY 2008
	(in millions)
Type of Fees

Audit Fees(a)	$2.1	$2.3
Audit-Related Fees(b)	0.4	0.4
Tax Fees(c)	0.1	0.1

Total Fees:	$2.6	$2.8

(a)	Audit Fees are fees billed or expected to be billed by Deloitte for professional services for the audit of Duke Energy and are allocated by Duke Energy to Duke Energy Ohio for the audit of the Duke Energy Ohio consolidated financial statements included in Duke Energy Ohio’s annual report on Form 10-K and review of financial statements included in Duke Energy Ohio’s quarterly reports on Form 10-Q, services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or any other service performed by Deloitte to comply with generally accepted auditing standards.
(b)	Audit-Related Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Ohio for assurance and related services that are reasonably related to the performance of an audit or review of Duke Energy Ohio’s financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(c)	Tax Fees are fees billed by Deloitte to Duke Energy and are allocated by Duke Energy to Duke Energy Ohio for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including Duke Energy Ohio, that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the Securities and Exchange Commission’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2009 and 2008 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedule included in Part II of this annual report are as follows:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009, 2008 and 2007

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss) for the Year Ended December 31, 2009, 2008 and 2007

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 19 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2009, 2008 and 2007

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

Date: March 12, 2010

DUKE ENERGY OHIO, INC. (Registrant)

By:	/S/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/S/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer (Principal Executive Officer)

(ii)	/S/ LYNN J. GOOD
Lynn J. Good Chief Financial Officer (Principal Financial Officer)

(iii)	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller (Principal Accounting Officer)

(iv)	Directors

/S/ JAMES E. ROGERS
James E. Rogers

/S/ LYNN J. GOOD
Lynn J. Good

/S/ JAMES L. TURNER
James L. Turner

Date: March 12, 2010

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