Form 10-Q
period 2010-03-31
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2010-05-07
CIK 20290, 30371, 81020, 1326160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states of incorporation	IRS Employer Identification No.
1-32853	DUKE ENERGY CORPORATION 526 South Church Street Charlotte, NC 28202-1803 704-594-6200 State of Incorporation: Delaware	20-2777218

1-4928	DUKE ENERGY CAROLINAS, LLC 526 South Church Street Charlotte, NC 28202-1803 704-594-6200 State of Incorporation: North Carolina	56-0205520

1-1232	DUKE ENERGY OHIO, INC. 139 East Fourth Street Cincinnati, OH 45202 704-594-6200 State of Incorporation: Ohio	31-0240030

1-3543	DUKE ENERGY INDIANA, INC. 1000 East Main Street Plainfield, IN 46168 704-594-6200 State of Incorporation: Indiana	35-0594457

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy Corporation (Duke Energy)	Yes ☒	No ☐

Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒	No ☐

Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒	No ☐

Duke Energy Indiana, Inc. (Duke Energy Indiana)	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Energy	Yes ☒	No ☐

Duke Energy Carolinas	Yes ☒	No ☐

Duke Energy Ohio	Yes ☒	No ☐

Duke Energy Indiana	Yes ☒	No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Duke Energy	Large accelerated filer Non-accelerated filer	☒ ☐	Accelerated filer Smaller reporting company	☐ ☐

Duke Energy Carolinas	Large accelerated filer Non-accelerated filer	☐ ☒	Accelerated filer Smaller reporting company	☐ ☐

Duke Energy Ohio	Large accelerated filer Non-accelerated filer	☐ ☒	Accelerated filer Smaller reporting company	☐ ☐

Duke Energy Indiana	Large accelerated filer Non-accelerated filer	☐ ☒	Accelerated filer Smaller reporting company	☐ ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒

Duke Energy Carolinas	Yes ☐	No ☒

Duke Energy Ohio	Yes ☐	No ☒

Duke Energy Indiana	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of May 3, 2010 Registrant	Description	Shares
Duke Energy	Common Stock, par value $0.001	1,313,134,663

Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.

Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.

Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

This combined Form 10-Q is filed separately by four registrants: Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana meet the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and are therefore filing this form with the reduced disclosure format specified in General Instructions H(2) of Form 10-Q.

INDEX

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2010

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Duke Energy Corporation (Duke Energy)

	Unaudited Condensed Consolidated Statements of Operations	4

	Unaudited Condensed Consolidated Balance Sheets	5

	Unaudited Condensed Consolidated Statements of Cash Flows	7

	Unaudited Condensed Consolidated Statements of Equity and Comprehensive Income	8

	Duke Energy Carolinas, LLC (Duke Energy Carolinas)

	Unaudited Condensed Consolidated Statements of Operations	9

	Unaudited Condensed Consolidated Balance Sheets	10

	Unaudited Condensed Consolidated Statements of Cash Flows	12

	Unaudited Condensed Consolidated Statements of Member’s Equity and Comprehensive Income	13

	Duke Energy Ohio, Inc. (Duke Energy Ohio)

	Unaudited Condensed Consolidated Statements of Operations	14

	Unaudited Condensed Consolidated Balance Sheets	15

	Unaudited Condensed Consolidated Statements of Cash Flows	17

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income	18

	Duke Energy Indiana, Inc. (Duke Energy Indiana)

	Unaudited Condensed Consolidated Statements of Operations	19

	Unaudited Condensed Consolidated Balance Sheets	20

	Unaudited Condensed Consolidated Statements of Cash Flows	22

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income	23

	Combined Notes to Unaudited Condensed Consolidated Financial Statements for Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana	24

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	67

3.	Quantitative and Qualitative Disclosures About Market Risk	80

4.	Controls and Procedures	81

4T.	Controls and Procedures	81

PART II. OTHER INFORMATION

1.	Legal Proceedings	82

1A.	Risk Factors	82

2.	Unregistered Sales of Equity Securities and Use of Proceeds	82

4.	Submission of Matters to a Vote of Security Holders	82

6.	Exhibits	83

	Signatures	84

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements, which are intended to cover Duke Energy and the applicable Duke Energy Registrants, are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•

State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, as well as rulings that affect cost and investment recovery or have an impact on rate structures;

•	Costs and effects of legal and administrative proceedings, settlements, investigations and claims;

•	Industrial, commercial and residential growth or decline in the respective Duke Energy Registrants’ service territories, customer base or customer usage patterns;

•	Additional competition in electric markets and continued industry consolidation;

•	Political and regulatory uncertainty in other countries in which Duke Energy conducts business;

•

The influence of weather and other natural phenomena on each of the Duke Energy Registrants’ operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornados;

•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;

•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;

•	The performance of electric generation facilities and of projects undertaken by Duke Energy’s non-regulated businesses;

•

The results of financing efforts, including the Duke Energy Registrants’ ability to obtain financing on favorable terms, which can be affected by various factors, including the respective Duke Energy Registrants’ credit ratings and general economic conditions;

•	Declines in the market prices of equity securities and resultant cash funding requirements for Duke Energy’s defined benefit pension plans;

•	The level of creditworthiness of counterparties to Duke Energy Registrants’ transactions;

•	Employee workforce factors, including the potential inability to attract and retain key personnel;

•	Growth in opportunities for the respective Duke Energy Registrants’ business units, including the timing and success of efforts to develop domestic and international power and other projects;

•

Construction and development risks associated with the completion of Duke Energy Registrants’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner or at all ;

•	The effect of accounting pronouncements issued periodically by accounting standard-setting bodies; and

•	The ability to successfully complete merger, acquisition or divestiture plans.

In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than Duke Energy has described. The Duke Energy Registrants undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1. Financial Statements

	Three Months Ended March 31,
	2010	2009
Operating Revenues
Regulated electric	$2,625	$2,545
Non-regulated electric, natural gas, and other	698	467
Regulated natural gas	271	300

Total operating revenues	3,594	3,312

Operating Expenses
Fuel used in electric generation and purchased power - regulated	819	849
Fuel used in electric generation and purchased power - non-regulated	278	148
Cost of natural gas and coal sold	190	222
Operation, maintenance and other	899	811
Depreciation and amortization	456	414
Property and other taxes	193	193

Total operating expenses	2,835	2,637

Gains on Sales of Other Assets and Other, net	2	6

Operating Income	761	681

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	29	6
Other income and expenses, net	91	22

Total other income and expenses	120	28

Interest Expense	210	184

Income From Continuing Operations Before Income Taxes	671	525
Income Tax Expense from Continuing Operations	226	179

Income From Continuing Operations	445	346
Income From Discontinued Operations, net of tax	—	3

Net Income	445	349
Less: Net Income Attributable to Noncontrolling Interests	—	5

Net Income Attributable to Duke Energy Corporation	$445	$344

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.34	$0.27
Diluted	$0.34	$0.27
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—
Diluted	$—	$—
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.34	$0.27
Diluted	$0.34	$0.27
Dividends per share	$0.24	$0.23
Weighted-average shares outstanding
Basic	1,310	1,282
Diluted	1,311	1,283

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$1,080	$1,542
Receivables (net of allowance for doubtful accounts of $45 at March 31, 2010 and $42 at December 31, 2009)	724	845
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $32 at March 31, 2010 and $6 at December 31, 2009)	1,200	896
Inventory	1,337	1,515
Other	1,150	968

Total current assets	5,491	5,766

Investments and Other Assets
Investments in equity method unconsolidated affiliates	363	436
Nuclear decommissioning trust funds	1,846	1,765
Goodwill	4,349	4,350
Intangibles, net	571	593
Notes receivable	127	130
Other	2,661	2,533

Total investments and other assets	9,917	9,807

Property, Plant and Equipment
Cost	56,493	55,362
Less accumulated depreciation and amortization	17,787	17,412

Net property, plant and equipment	38,706	37,950

Regulatory Assets and Deferred Debits
Deferred debt expense	254	258
Regulatory assets related to income taxes	618	557
Other	2,647	2,702

Total regulatory assets and deferred debits	3,519	3,517

Total Assets	$57,633	$57,040

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	March 31,	December 31,
	2010	2009
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,299	$1,390
Notes payable	12	—
Non-recourse notes payable of variable interest entities	350	—
Taxes accrued	383	428
Interest accrued	251	222
Current maturities of long-term debt	586	902
Other	973	1,146

Total current liabilities	3,854	4,088

Long-term Debt	15,900	15,732

Non-recourse long-term debt of variable interest entities	379	381

Deferred Credits and Other Liabilities
Deferred income taxes	6,040	5,615
Investment tax credits	337	310
Asset retirement obligations	3,238	3,185
Other	5,837	5,843

Total deferred credits and other liabilities	15,452	14,953

Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,312 million and 1,309 million shares outstanding at March 31, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	20,697	20,661
Retained earnings	1,589	1,460
Accumulated other comprehensive loss	(373)	(372)

Total Duke Energy Corporation shareholders’ equity	21,914	21,750
Noncontrolling interests	134	136

Total equity	22,048	21,886

Total Liabilities and Equity	$57,633	$57,040

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$445	$349
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	506	463
Equity component of AFUDC	(55)	(28)
Severance expense	68	—
Gains on sales of other assets	(1)	(11)
Deferred income taxes	162	165
Equity in earnings of unconsolidated affiliates	(29)	(6)
Contributions to qualified pension plans	—	(500)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	3	(23)
Receivables	94	222
Inventory	180	(110)
Other current assets	14	24
Increase (decrease) in
Accounts payable	(114)	(244)
Taxes accrued	(52)	(26)
Other current liabilities	(179)	(176)
Other assets	81	73
Other liabilities	(2)	18

Net cash provided by operating activities	1,121	190

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,179)	(845)
Investment expenditures	(20)	(61)
Purchases of available-for-sale securities	(591)	(930)
Proceeds from sales and maturities of available-for-sale securities	550	917
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	3	38
Purchases of emission allowances	(5)	(25)
Sales of emission allowances	7	15
Change in restricted cash	1	3
Other	(2)	(6)

Net cash used in investing activities	(1,236)	(894)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	451	1,916
Issuance of common stock related to employee benefit plans	31	171
Payments for the redemption of long-term debt	(609)	(603)
Notes payable and commercial paper	93	(263)
Dividends paid	(316)	(296)
Other	3	(6)

Net cash (used in) provided by financing activities	(347)	919

Net (decrease) increase in cash and cash equivalents	(462)	215
Cash and cash equivalents at beginning of period	1,542	986

Cash and cash equivalents at end of period	$1,080	$1,201

Supplemental Disclosures:
Significant non-cash transactions:
Debt associated with the consolidation of Cinergy Receivables	$257	$—
Accrued capital expenditures	$473	$320

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$(28)	$(351)	$20,988	$163	$21,151

Net income	—	—	—	344	—	—	—	—	344	5	349
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	—	(6)	—	—	—	(6)	—	(6)
Pension and OPEB related adjustments to AOCI	—	—	—	—	—	—	—	1	1	—	1
Reclassification into earnings from cash flow hedges(a)	—	—	—	—	—	10	—	—	10	—	10
Unrealized loss on investments in auction rate securities(b)	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Unrealized loss on investments in available-for-sale securities(c)	—	—	—	—	—	—	(3)	—	(3)	—	(3)

Total comprehensive income									340	5	345
Common stock issuances, including dividend reinvestment and employee benefits	13	—	182	—	—	—	—	—	182	—	182
Common stock dividends	—	—	—	(296)	—	—	—	—	(296)	—	(296)

Balance at March 31, 2009	1,285	$1	$20,288	$1,655	$(312)	$(31)	$(37)	$(350)	$21,214	$168	$21,382

Balance at December 31, 2009	1,309	$1	$20,661	$1,460	$17	$(22)	$(31)	$(336)	$21,750	$136	$21,886

Net income	—	—	—	445	—	—	—	—	445	—	445
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	—	(18)	—	—	—	(18)	(4)	(22)
Pension and OPEB related adjustments to AOCI(d)	—	—	—	—	—	—	—	13	13	—	13
Reclassification into earnings from cash flow hedges(a)	—	—	—	—	—	1	—	—	1	—	1
Unrealized gain on investments in auction rate securities(b)	—	—	—	—	—	—	3	—	3	—	3

Total comprehensive income									444	(4)	440
Common stock issuances, including dividend reinvestment and employee benefits	3	—	36	—	—	—	—	—	36	—	36
Common stock dividends	—	—	—	(316)	—	—	—	—	(316)	—	(316)
Changes in noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	2	2

Balance at March 31, 2010	1,312	$1	$20,697	$1,589	$(1)	$(21)	$(28)	$(323)	$21,914	$134	$22,048

(a)	Reclassification into earnings from cash flow hedges, net of insignificant tax expense in 2010 and $4 tax expense in 2009.
(b)	Net of $2 tax expense in 2010 and $3 tax benefit in 2009.
(c)	Net of $1 tax benefit in 2009.
(d)	Net of $5 tax benefit in 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Operating Revenues-Regulated Electric	$1,545	$1,353

Operating Expenses
Fuel used in electric generation and purchased power	454	404
Operation, maintenance and other	460	377
Depreciation and amortization	193	178
Property and other taxes	93	88

Total operating expenses	1,200	1,047

Gains on Sales of Other Assets and Other, net	2	—

Operating Income	347	306
Other Income and Expenses, net	50	26
Interest Expense	90	85

Income Before Income Taxes	307	247
Income Tax Expense	115	85

Net Income	$192	$162

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$104	$394
Receivables (net of allowance for doubtful accounts of $2 at March 31, 2010 and December 31, 2009)	532	839
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at March 31, 2010 and December 31, 2009)	574	556
Inventory	762	846
Other	353	313

Total current assets	2,325	2,948

Investments and Other Assets
Nuclear decommissioning trust funds	1,846	1,765
Other	1,109	1,130

Total investments and other assets	2,955	2,895

Property, Plant and Equipment
Cost	30,500	29,917
Less accumulated depreciation and amortization	10,870	10,692

Net property, plant and equipment	19,630	19,225

Regulatory Assets and Deferred Debits
Deferred debt expense	175	179
Regulatory assets related to income taxes	534	471
Other	943	972

Total regulatory assets and deferred debits	1,652	1,622

Total Assets	$26,562	$26,690

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	March 31, 2010	December 31, 2009
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$699	$703
Taxes accrued	107	137
Interest accrued	144	105
Current maturities of long-term debt	208	509
Other	428	478

Total current liabilities	1,586	1,932

Long-term Debt	6,856	6,857

Non-recourse long-term debt of variable interest entities	300	300

Deferred Credits and Other Liabilities
Deferred income taxes	3,253	3,087
Investment tax credits	200	178
Asset retirement obligations	3,150	3,098
Other	2,954	2,967

Total deferred credits and other liabilities	9,557	9,330

Commitments and Contingencies
Member’s Equity
Member’s Equity	8,296	8,304
Accumulated other comprehensive loss	(33)	(33)

Total member’s equity	8,263	8,271

Total Liabilities and Member’s Equity	$26,562	$26,690

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$192	$162
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	240	224
Equity component of AFUDC	(40)	(26)
Severance expense	41	—
Gains on sales of other assets	(2)	(6)
Deferred income taxes	92	121
Contributions to qualified pension plans	—	(74)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(1)	2
Receivables	97	187
Inventory	86	(81)
Other current assets	2	(80)
Increase (decrease) in
Accounts payable	18	(23)
Taxes accrued	(30)	(44)
Other current liabilities	(58)	(37)
Other assets	7	10
Other liabilities	(35)	1

Net cash provided by operating activities	609	336

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(599)	(479)
Purchases of available-for-sale securities	(304)	(686)
Proceeds from sales and maturities of available-for-sale securities	294	678
Sales of emission allowances	2	6
Change in restricted cash	—	5
Notes due from affiliate, net	212	46
Other	(3)	—

Net cash used in investing activities	(398)	(430)

CASH FLOWS FROM FINANCING ACTIVITIES
Redemption of long-term debt	(301)	(201)
Dividend to parent	(200)	—

Net cash used in financing activities	(501)	(201)

Net decrease in cash and cash equivalents	(290)	(295)
Cash and cash equivalents at beginning of period	394	323

Cash and cash equivalents at end of period	$104	$28

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$172	$183

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Loss
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2008	$7,349	$(27)	$(6)	$7,316

Net income	162	—	—	162
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	1	—	1
Unrealized loss on investments in auction rate securities(b)	—	—	(1)	(1)

Total comprehensive income				162

Balance at March 31, 2009	$7,511	$(26)	$(7)	$7,478

Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271

Net income and total comprehensive income	192	—	—	192
Dividend to parent	(200)	—	—	(200)

Balance at March 31, 2010	$8,296	$(24)	$(9)	$8,263

(a)	Reclassification into earnings from cash flow hedges, net of insignificant tax expense in 2009.
(b)	Net of $1 tax benefit in 2009.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Operating Revenues
Regulated electric	$482	$590
Non-regulated electric and other	224	116
Regulated natural gas	271	300

Total operating revenues	977	1,006

Operating Expenses
Fuel used in electric generation and purchased power - regulated	141	208
Fuel used in electric generation and purchased power - non-regulated	84	59
Cost of natural gas and coal sold	158	193
Operation, maintenance and other	186	202
Depreciation and amortization	110	103
Property and other taxes	75	78

Total operating expenses	754	843

(Losses) Gains on Sales of Other Assets and Other, net	(1)	4

Operating Income	222	167
Other Income and Expenses, net	7	—
Interest Expense	30	35

Income Before Income Taxes	199	132
Income Tax Expense	69	47

Net Income	$130	$85

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$120	$127
Receivables (net of allowance for doubtful accounts of $18 at March 31, 2010 and $17 at December 31, 2009)	670	563
Inventory	219	268
Other	181	176

Total current assets	1,190	1,134

Investments and Other Assets
Goodwill	1,598	1,598
Intangibles, net	319	332
Other	109	86

Total investments and other assets	2,026	2,016

Property, Plant and Equipment
Cost	10,307	10,243
Less accumulated depreciation and amortization	2,453	2,379

Net property, plant and equipment	7,854	7,864

Regulatory Assets and Deferred Debits
Deferred debt expense	24	24
Regulatory assets related to income taxes	84	83
Other	372	390

Total regulatory assets and deferred debits	480	497

Total Assets	$11,550	$11,511

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	March 31, 2010	December 31, 2009
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$353	$512
Notes payable	12	—
Taxes accrued	201	152
Interest accrued	34	26
Current maturities of long-term debt	7	19
Other	125	128

Total current liabilities	732	837

Long-term Debt	2,576	2,573

Deferred Credits and Other Liabilities
Deferred income taxes	1,580	1,577
Investment tax credits	11	11
Accrued pension and other post-retirement benefit costs	251	249
Asset retirement obligations	37	36
Other	336	330

Total deferred credits and other liabilities	2,215	2,203

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at March 31, 2010 and December 31, 2009	762	762
Additional paid-in capital	5,570	5,570
Retained deficit	(275)	(405)
Accumulated other comprehensive loss	(30)	(29)

Total common stockholder’s equity	6,027	5,898

Total Liabilities and Common Stockholder’s Equity	$11,550	$11,511

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$130	$85
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	110	104
Severance expense	10	—
Losses (gains) on sales of other assets and other, net	1	(4)
Deferred income taxes	3	26
Accrued pension and other post-retirement benefit costs	4	3
Contributions to qualified pension plans	—	(143)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(50)	(16)
Receivables	72	13
Inventory	49	(5)
Other current assets	22	33
Increase (decrease) in
Accounts payable	(187)	(148)
Taxes accrued	45	(6)
Other current liabilities	(6)	(19)
Other assets	58	28
Other liabilities	2	1

Net cash provided by (used in) operating activities	263	(48)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(88)	(91)
Purchases of emission allowances	(4)	(7)
Sales of emission allowances	3	5
Notes due from affiliate, net	(179)	(243)

Net cash used in investing activities	(268)	(336)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	450
Redemption of long-term debt	(2)	(2)
Notes payable to affiliate, net	—	(63)
Other	—	(2)

Net cash (used in) provided by financing activities	(2)	383

Net decrease in cash and cash equivalents	(7)	(1)
Cash and cash equivalents at beginning of period	127	27

Cash and cash equivalents at end of period	$120	$26

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$91	$55

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S

EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2008	$762	$5,570	$381	$(15)	$(28)	$6,670

Net income	—	—	85	—	—	85
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	—	—	9	—	9

Total comprehensive income						94

Balance at March 31, 2009	$762	$5,570	$466	$(6)	$(28)	$6,764

Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898

Net income	—	—	130	—	—	130
Other comprehensive loss
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	(1)	(1)

Total comprehensive income						129

Balance at March 31, 2010	$762	$5,570	$(275)	$1	$(31)	$6,027

(a)	Reclassification into earnings from cash flow hedges, net of $4 tax expense in 2009.
(b)	Net of insignificant tax benefit in 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
Operating Revenues-Regulated Electric	$610	$613

Operating Expenses
Fuel used in electric generation and purchased power	225	237
Operation, maintenance and other	143	159
Depreciation and amortization	101	92
Property and other taxes	20	23

Total operating expenses	489	511

Operating Income	121	102

Other Income and Expenses, net	18	7
Interest Expense	33	34

Income Before Income Taxes	106	75
Income Tax Expense	36	27

Net Income	$70	$48

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$35	$20
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2010 and December 31, 2009)	304	245
Inventory	280	312
Other	95	31

Total current assets	714	608

Investments and Other Assets
Intangibles, net	88	98
Other	140	134

Total investments and other assets	228	232

Property, Plant and Equipment
Cost	10,383	10,055
Less accumulated depreciation and amortization	3,206	3,129

Net property, plant and equipment	7,177	6,926

Regulatory Assets and Deferred Debits
Deferred debt expense	43	44
Regulatory assets related to income taxes	77	4
Other	587	596

Total regulatory assets and deferred debits	707	644

Total Assets	$8,826	$8,410

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	March 31, 2010	December 31, 2009
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$290	$354
Taxes accrued	96	47
Interest accrued	42	40
Current maturities of long-term debt	6	4
Other	84	123

Total current liabilities	518	568

Long-term Debt	3,084	3,086

Deferred Credits and Other Liabilities
Deferred income taxes	845	679
Investment tax credits	126	120
Accrued pension and other post-retirement benefit costs	312	314
Asset retirement obligations	43	42
Other	670	667

Total deferred credits and other liabilities	1,996	1,822

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at March 31, 2010 and December 31, 2009	1	1
Additional paid-in capital	1,233	1,008
Retained earnings	1,985	1,915
Accumulated other comprehensive income	9	10

Total common stockholder’s equity	3,228	2,934

Total Liabilities and Common Stockholder’s Equity	$8,826	$8,410

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$70	$48
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	102	93
Equity component of AFUDC	(13)	(3)
Severance expense	10	—
Deferred income taxes and investment tax credit amortization	—	(7)
Contributions to qualified pension plans	—	(100)
Accrued pension and other post-retirement benefit costs	5	6
(Increase) decrease in
Receivables	26	42
Inventory	32	(28)
Other current assets	7	29
Increase (decrease) in
Accounts payable	(77)	(97)
Taxes accrued	45	32
Other current liabilities	(14)	(21)
Other assets	—	9
Other liabilities	(9)	(6)

Net cash provided by (used in) operating activities	184	(3)

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(310)	(185)
Purchases of available-for-sale securities	(4)	(11)
Proceeds from sales and maturities of available-for-sale securities	4	11
Purchases of emission allowances	(1)	(19)
Sales of emission allowances	2	3
Notes due from affiliate, net	(84)	(264)
Change in restricted cash	(1)	—
Other	1	—

Net cash used in investing activities	(393)	(465)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	—	721
Redemption of long-term debt	(1)	(370)
Capital contribution from parent	225	—
Other	—	(6)

Net cash provided by financing activities	224	345

Net increase (decrease) in cash and cash equivalents	15	(123)
Cash and cash equivalents at beginning of period	20	144

Cash and cash equivalents at end of period	$35	$21

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$162	$73

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S

EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2008	$1	$868	$1,714	$11	$2,594

Net income and total comprehensive income	—	—	48	—	48

Balance at March 31, 2009	$1	$868	$1,762	$11	$2,642

Balance at December 31, 2009	$1	$1,008	$1,915	$10	$2,934

Net income	—	—	70	—	70
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	(1)

Total comprehensive income					69
Capital contribution from parent	—	225	—	—	225

Balance at March 31, 2010	$1	$1,233	$1,985	$9	$3,228

(a)	Reclassification into earnings from cash flow hedges, net of insignificant tax benefit in 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements

Index to Combined Notes To Unaudited Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Registrant	Applicable Notes
Duke Energy Corporation	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 17, 18
Duke Energy Carolinas, LLC	1, 2, 3, 4, 5, 7, 8, 9, 10, 13, 14, 15, 16, 17, 18
Duke Energy Ohio, Inc.	1, 2, 3, 4, 5, 6, 7, 8, 10, 13, 14, 15, 16, 17, 18
Duke Energy Indiana, Inc.	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 13, 14, 15, 16, 17, 18

1. Organization and Basis of Presentation

Organization. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company primarily located in the Americas. Duke Energy operates in the United States (U.S.) primarily through its direct and indirect wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in South and Central America through International Energy. When discussing Duke Energy’s condensed consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to the Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself. See Note 2 for information related to reportable operating segments for each of the Duke Energy Registrants.

These Unaudited Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and all majority-owned subsidiaries where the respective Duke Energy Registrants have control and those variable interest entities where the respective Duke Energy Registrants are the primary beneficiary. These Unaudited Condensed Consolidated Financial Statements also reflect Duke Energy Carolinas’ approximate 19% proportionate share of the Catawba Nuclear Station, as well as Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio, Indiana and Kentucky and Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

Duke Energy Carolinas generates, transmits, distributes and sells electricity in North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC) and the Federal Energy Regulatory Commission (FERC). Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment.

Duke Energy Ohio is a wholly-owned subsidiary of Cinergy Corp. (Cinergy), which is a wholly-owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly-owned subsidiary Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC.

As discussed further in Note 2, Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power. Franchised Electric and Gas generates, transmits, distributes and sells electricity, as well as transports and sells natural gas. Substantially all of these operations are regulated and qualify for regulatory accounting treatment. Commercial Power’s generation operations include generation assets located in Ohio that are dedicated to serve native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non-native. The passing of SB 221 in Ohio and the approval of Duke Energy Ohio’s Electric Security Plan (ESP) by the PUCO in 2008 resulted in the approval of an enhanced recovery mechanism for certain rate riders associated with native load generation and Commercial Power applies regulatory accounting treatment to such riders. The remaining portion of Commercial Power’s native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with non-native customers, including the Midwest gas-fired generation assets, do not qualify for regulatory accounting treatment as those operations do not meet the necessary accounting criteria.

Despite certain portions of the Ohio native load operations not meeting the criteria for applying regulatory accounting treatment, all of Commercial Power’s Ohio native load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to here-in as Commercial Power’s regulated operations. Accordingly, these revenues and corresponding fuel and purchased power expenses are recorded in Regulated Electric within Operating Revenues and Fuel Used in Electric Generation and Purchased Power—Regulated within Operating Expense, respectively, on the respective Condensed Consolidated Statements of Operations.

Duke Energy Indiana is a wholly-owned subsidiary of Cinergy. Duke Energy Indiana is an electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. The substantial majority of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Basis of Presentation. These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Condensed Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the respective Consolidated Financial Statements and Notes in Duke Energy’s, Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s respective Form 10-K for the year ended December 31, 2009. These Unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of the respective company’s management, necessary to fairly present the financial position and results of operations of each Duke Energy Registrant. Amounts reported in each Duke Energy Registrants’ interim Unaudited Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

Effective with the adoption of new accounting rules related to transfers and servicing of financial assets and variable interest entities (VIEs) on January 1, 2010, Duke Energy began consolidating Cinergy Receivables Company LLC (Cinergy Receivables) as it was deemed to be its primary beneficiary. Cinergy Receivables is a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. Under the previous accounting rules, Cinergy Receivables met the criteria for qualified special purpose entities, and such entities were exempt from the consolidation requirements, thus Cinergy Receivables was not consolidated by any of the Duke Energy Registrants. Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana, sell, on a revolving basis, nearly all of their retail accounts receivables and a portion of their wholesale accounts receivable and related collections to Cinergy Receivables, but are not deemed to be the primary beneficiary, thus consolidation at such level is not required. Effective January 1, 2010, Duke Energy began reflecting the receivables sold to Cinergy Receivables on its Condensed Consolidated Balance Sheets. Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana, were deemed not to be the primary beneficiary of Cinergy Receivables, continue to meet the revised sales/derecognition criteria of the new accounting guidance and, accordingly, continue to account for the transfers of receivables to Cinergy Receivables as sales. See Note 10 for additional information.

Use of Estimates. To conform to GAAP in the U.S., management makes estimates and assumptions that affect the amounts reported in the Unaudited Condensed Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying average revenue per kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix.

As discussed above, effective with new accounting rules on January 1, 2010, Duke Energy began consolidating Cinergy Receivables. Accordingly, unbilled revenues which had been included in the sale of receivables to Cinergy Receivables prior to the effective date of the new accounting rules, and thus not reflected on Duke Energy’s Condensed Consolidated Balance Sheets, are now included in Receivables on Duke Energy’s Condensed Consolidated Balance Sheets.

At March 31, 2010 and December 31, 2009, Duke Energy, Duke Energy Carolinas and Duke Energy Ohio had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Condensed Consolidated Balance Sheets as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Duke Energy	$585	$460
Duke Energy Carolinas	246	276
Duke Energy Ohio(a)	33	23

(a)	Primarily relates to wholesale sales within the Commercial Power segment.

Additionally, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables. Duke Energy Ohio and Duke Energy Indiana meet the revised sales/derecognition criteria of the new accounting rules and, therefore, continue to account for the transfers of receivables to Cinergy Receivables as sales, and accordingly the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to Cinergy Receivables at March 31, 2010 and December 31, 2009 were as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Duke Energy Ohio	$82	$126
Duke Energy Indiana	89	112

See Note 10 for additional information.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

2. Business Segments

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (excluding certain allocated corporate governance costs), after deducting expenses attributable to noncontrolling interests related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of amounts attributable to noncontrolling interests related to those profits. Segment EBIT includes transactions between reportable segments. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so the associated interest and dividend income and realized and unrealized gains and losses from foreign currency transactions on those balances are excluded from segment EBIT.

Operating segments for each of the Duke Energy Registrants are determined based on information used by the chief operating decision maker in deciding how to allocate resources and evaluate performance at each of the Duke Energy Registrants. There is no aggregation within reportable operating segments at any of the Duke Energy Registrants.

Accounting policies for the Duke Energy Registrants’ segments are the same as those described in the respective Notes to the Consolidated Financial Statements in Duke Energy’s, Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2009.

Duke Energy

Duke Energy has the following reportable operating segments: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy.

USFE&G generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, central, north central and southern Indiana, and northern Kentucky. USFE&G also transmits and distributes electricity in southwestern Ohio. Additionally, USFE&G transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, certain regulated portions of Duke Energy Ohio including Duke Energy Kentucky, and Duke Energy Indiana.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s regulated generation in Ohio and five Midwestern gas-fired non-regulated generation assets. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales (DERS), which is certified by the PUCO as a Competitive Retail Electric Service (CRES) provider in Ohio. DERS serves retail electric customers in southwest, west central and northern Ohio at competitive rates. Due to increased levels of customer switching as a result of the competitive markets in Ohio, DERS has focused on acquiring customers that had previously been served by Duke Energy Ohio under the ESP, as well as those previously served by other Ohio franchised utilities. Commercial Power also develops and implements customized energy solutions. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. In addition, DEGS engages in the development, construction and operation of wind and solar energy projects and is also developing transmission and biomass projects.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25% interest in National Methanol Company (NMC), a leading regional producer of methanol and methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting. Through December 31, 2009, International Energy also had a 25% ownership interest in Attiki Gas Supply S.A. (Attiki), a natural gas distributor located in Athens, Greece, which was accounted for under the equity method of accounting. In January 2010, the counterparty to Attiki’s non-recourse debt issued a notice of default due to Duke Energy’s failure to make a scheduled semi-annual installment payment of principal and interest as Duke Energy decided to abandon its investment in Attiki and the related non-recourse debt.

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, DukeNet Communications, LLC and related telecommunications businesses, Duke Energy Trading and Marketing, LLC (DETM), which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy and management is currently in the process of winding down, and Duke Energy’s effective 50% interest in the Crescent JV (Crescent), which is Duke Energy’s real estate joint venture that filed for Chapter 11 bankruptcy protection in June 2009.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2010
USFE&G(a)	$2,667	$9	$2,676	$744	$357
Commercial Power	577	2	579	129	58
International Energy	336	—	336	140	21

Total reportable segments	3,580	11	3,591	1,013	436
Other	14	14	28	(146)	20
Eliminations	—	(25)	(25)	—	—
Interest expense	—	—	—	(210)	—
Interest income and other(b)	—	—	—	11	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	3	—

Total consolidated	$3,594	$—	$3,594	$671	$456

Three Months Ended March 31, 2009
USFE&G	$2,500	$8	$2,508	$557	$322
Commercial Power	535	2	537	114	55
International Energy	255	—	255	93	19

Total reportable segments	3,290	10	3,300	764	396
Other	22	14	36	(90)	18
Eliminations	—	(24)	(24)	—	—
Interest expense	—	—	—	(184)	—
Interest income and other(b)	—	—	—	27	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	8	—

Total consolidated	$3,312	$—	$3,312	$525	$414

(a)	On December 7, 2009 and January 10, 2010, the North Carolina and South Carolina rate case settlement agreements were approved by the NCUC and PSCSC, respectively. Among other things, the rate case settlements included an annual base rate increase of $315 million in North Carolina to be phased-in primarily over a two-year period beginning January 1, 2010, and a $74 million annual base rate increase in South Carolina effective February 1, 2010. On July 8, 2009, the PUCO approved a $55 million annual increase in rates for electric delivery service. These new rates were effective July 13, 2009. Additionally, on December 29, 2009, the KPSC approved a $13 million increase in annual base natural gas rates. New rates went into effect January 4, 2010.
(b)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	March 31, 2010	December 31, 2009
	(in millions)
USFE&G	$43,454	$42,763
Commercial Power	7,321	7,345
International Energy	4,097	4,067

Total reportable segments	54,872	54,175
Other	2,564	2,736
Reclassifications(a)	197	129

Total consolidated assets	$57,633	$57,040

(a)	Primarily represents reclassification of federal tax balances in consolidation.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

Duke Energy Carolinas has one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Carolinas, which consists of the regulated electric utility business in North Carolina and South Carolina.

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain allocated corporate governance costs (see Note 16).

Business Segment Data

	Unaffiliated Revenues(b)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
Three Months Ended March 31, 2010
Franchised Electric(a)	$1,545	$477	$193

Total reportable segment	1,545	477	193
Other	—	(82)	—
Interest expense	—	(90)	—
Interest income	—	2	—

Total consolidated	$1,545	$307	$193

Three Months Ended March 31, 2009
Franchised Electric	$1,353	$362	$178

Total reportable segment	1,353	362	178
Other	—	(33)	—
Interest expense	—	(85)	—
Interest income	—	3	—

Total consolidated	$1,353	$247	$178

(a)	On December 7, 2009 and January 10, 2010, the North Carolina and South Carolina rate case settlement agreements were approved by the NCUC and PSCSC, respectively. Among other things, the rate case settlements included an annual base rate increase of $315 million in North Carolina to be phased-in primarily over a two-year period beginning January 1, 2010, and a $74 million annual base rate increase in South Carolina effective February 1, 2010.
(b)	There were no intersegment revenues for the three months ended March 31, 2010 and 2009.

Segment Assets

At March 31, 2010 and December 31, 2009, substantially all of Duke Energy Carolinas’ assets are owned by its Franchised Electric operating segment.

Duke Energy Ohio

Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power.

Franchised Electric and Gas generates, transmits, distributes and sells electricity in southwestern Ohio and northern Kentucky and transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly-owned subsidiary Duke Energy Kentucky.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s regulated generation in Ohio and five Midwestern gas-fired non-regulated generation assets. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Duke Energy Ohio’s Commercial Power reportable operating segment does not include the operations of DEGS or DERS, which is included in the Commercial Power reportable operating segment at Duke Energy.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain allocated governance costs (see Note 16).

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(b)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2010
Franchised Electric and Gas(a)	$515	$101	$63
Commercial Power	462	149	47

Total reportable segments	977	250	110
Other	—	(27)	—
Interest expense	—	(30)	—
Interest income and other	—	6	—

Total consolidated	$977	$199	$110

Three Months Ended March 31, 2009
Franchised Electric and Gas	$540	$80	$52
Commercial Power	466	99	51

Total reportable segments	1,006	179	103
Other	—	(15)	—
Interest expense	—	(35)	—
Interest income and other	—	3	—

Total consolidated	$1,006	$132	$103

(a)	On July 8, 2009, the PUCO approved a $55 million annual increase in Duke Energy Ohio rates for electric delivery service. These new rates were effective July 13, 2009. Additionally, on December 29, 2009, the KPSC approved a $13 million increase in Duke Energy Kentucky annual base natural gas rates. New rates went into effect January 4, 2010.
(b)	There were no intersegment revenues for the three months ended March 31, 2010 and 2009.

Segment Assets

	March 31, 2010	December 31, 2009
	(in millions)
Franchised Electric and Gas	$6,067	$6,091
Commercial Power	5,501	5,489

Total reportable segments	11,568	11,580
Other	132	4
Eliminations and reclassifications	(150)	(73)

Total consolidated assets	$11,550	$11,511

Duke Energy Indiana

Duke Energy Indiana has one reportable operating segment, Franchised Electric, which plans, constructs, operates and maintains Duke Energy Indiana’s generation, transmission and distribution systems and delivers electric energy to consumers.

The remainder of Duke Energy Indiana’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain allocated governance costs (see Note 16).

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
Three Months Ended March 31, 2010
Franchised Electric	$610	$158	$101

Total reportable segment	610	158	101
Other	—	(23)	—
Interest expense	—	(33)	—
Interest income and other	—	4	—

Total consolidated	$610	$106	$101

Three Months Ended March 31, 2009
Franchised Electric	$613	$116	$92

Total reportable segment	613	116	92
Other	—	(10)	—
Interest expense	—	(34)	—
Interest income and other	—	3	—

Total consolidated	$613	$75	$92

(a)	There were no intersegment revenues for the three months ended March 31, 2010 and 2009.

Segment Assets

At March 31, 2010 and December 31, 2009, all of Duke Energy Indiana’s assets are owned by its Franchised Electric operating segment.

3. Regulatory Matters

Rate Related Information. The NCUC, PSCSC, IURC and KPSC approve rates for retail electric and gas services within their states. The PUCO approves rates for retail gas and electric service within Ohio, except that non-regulated sellers of gas and electric generation also are allowed to operate in Ohio. The FERC approves rates for electric sales to wholesale customers served under cost-based rates, as well as sales of transmission service.

Duke Energy Kentucky Energy Efficiency. On November 15, 2007, Duke Energy Kentucky filed its annual application to continue existing energy efficiency programs, consisting of nine residential and two commercial and industrial programs, and to true-up its gas and electric tracking mechanism for recovery of lost revenues, program costs and shared savings. On February 11, 2008, Duke Energy Kentucky filed a motion to amend its energy efficiency programs. On December 1, 2008, Duke Energy Kentucky filed an application for a save-a-watt Energy Efficiency Plan. The application sought a new energy efficiency recovery mechanism similar to what was proposed in Ohio. On January 27, 2010, Duke Energy Kentucky withdrew the application to implement save-a-watt and plans to file a revised portfolio in the future. Until that time, energy efficiency programs continue under Duke Energy Kentucky’s demand-side management program.

Duke Energy Indiana Storm Cost Deferrals. On July 22, 2009, Duke Energy Indiana filed a request with the IURC to defer storm costs associated with a January 27, 2009 ice storm, which caused $14 million of damage primarily to its distribution system. Duke Energy Indiana has requested to defer the retail jurisdictional portion of the incremental storm costs, which would otherwise be charged as operating expense, until Duke Energy Indiana’s next general rate proceeding. The costs at issue have been charged to operating expense pending an IURC order in this proceeding. Duke Energy Indiana filed its case-in-chief testimony on August 27, 2009, and an evidentiary hearing was held on November 12, 2009. An order is expected by the second quarter of 2010.

Duke Energy Ohio Storm Cost Recovery. On December 11, 2009, Duke Energy Ohio filed an application with the PUCO to recover Hurricane Ike storm restoration costs of $31 million through a discrete rider. The PUCO granted the request to defer the costs associated with the storm recovery; however, they further ordered Duke Energy Ohio to file a separate action pursuant to which the actual amount of recovery would be determined. Duke Energy Ohio is currently in the discovery process and a hearing is set for May 25, 2010.

Duke Energy Carolinas Broad River Energy Center. On August 25, 2007, Duke Energy Carolinas experienced a disturbance on its bulk electric system which initiated at the Broad River Energy Center, a generating station owned and operated by a third party. The disturbance resulted in the tripping of six Duke Energy Carolinas generating units and the temporary opening of five 230 kilovolt (KV) transmission lines. The event resulted in no loss of load. In September 2008 the FERC initiated a preliminary, non-public investigation to determine if there were any potential violations by Duke Energy Carolinas of the North American Electric Reliability Council Reliability Standards. This investigation was coordinated with an ongoing Compliance Violation Investigation conducted by SERC Reliability Corporation. On March 5, 2009, FERC presented its preliminary findings about the event to Duke Energy Carolinas and solicited Duke Energy Carolinas’ responsive views about the event and the findings. On March 27, 2009, Duke Energy Carolinas conveyed its responsive views to FERC Staff. This investigation could result in penalties being assessed.

Capital Expansion Projects.

Overview. U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities or gas-fired generation units.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available.

Duke Energy Carolinas William States Lee III Nuclear Station. On December 12, 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. On December 7, 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The PSCSC approved Duke Energy Carolinas’ William States Lee III Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. The approvals for the recovery of project development costs extended through 2009. The NRC review of the COL application continues and the estimated receipt of the COL is in mid 2013. Duke Energy Carolinas filed with the Department of Energy (DOE) for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out of the program.

South Carolina passed energy legislation (S 431) which became effective May 3, 2007. The legislation includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction through a rider. The North Carolina General Assembly also passed comprehensive energy legislation North Carolina Senate Bill 3 (SB 3) in July 2007 that was signed into law by the Governor on August 20, 2007. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance, subject to prudency review, for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case.

Duke Energy Carolinas Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an Order allowing Duke Energy Carolinas to build one 800 MW unit. On February 27, 2009, Duke Energy Carolinas filed its latest updated cost estimate of $1.8 billion (excluding up to $0.6 billion of allowance for funds used during construction (AFUDC)) for the approved new Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an updated cost estimate with the NCUC where it reduced the estimated AFUDC financing costs from $600 million to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits, as discussed further below.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6. In March 2008, four contested case petitions, which have since been consolidated, were filed appealing the final air permit. On May 12, 2009, the Administrative Law Judge issued rulings favorable to DENR and Duke Energy, dismissing several of petitioners’ claims and granting summary judgment against petitioners on other claims, resulting in the dismissal of two petitions and leaving two for hearing. A hearing on remaining claims is scheduled for June 2010. See Note 4 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant (HAPs) emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply since Cliffside Unit 6 has been demonstrated to be a minor source of HAPs.

After issuing a draft permit and holding public hearings on that draft permit in January 2009, the DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing operating conditions to assure that emissions stay below the major source threshold. In May 2009, four contested case petitions were filed appealing the March 13, 2009 final air permit. These four cases have been consolidated with each other and with the four consolidated cases filed in 2008, resulting in the dismissal of two of the four cases. The same schedule will govern these cases with a hearing scheduled for June 2010.

Construction of Cliffside Unit 6 is ongoing and is currently anticipated to be completed and in-service in 2012.

Duke Energy Carolinas Dan River and Buck Combined Cycle Facilities. On June 29, 2007, Duke Energy Carolinas filed with the NCUC preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Dan River Steam Station, as well as updated preliminary CPCN information to construct a 620 MW combined cycle natural gas-fired generating facility at its existing Buck Steam Station. On December 14, 2007, Duke Energy Carolinas filed CPCN applications for the two combined cycle facilities. The NCUC consolidated its consideration of the two CPCN applications and held an evidentiary hearing on the applications on March 11, 2008. The NCUC issued its order approving the CPCN applications for the Buck and Dan River combined cycle projects on June 5, 2008. On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN Order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, resulting in a modification of the construction schedule. On September 1, 2009, Duke Energy Carolinas filed with the NCUC further information clarifying the construction schedule for the two projects. Under the revised schedule, the Buck Project is expected to begin operation in combined cycle mode by the end of 2011, but without a phased-in simple cycle commercial operation. The Dan River Project is expected to begin operation in combined cycle mode by the end of 2012, also without a phased-in simple cycle commercial operation. Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are $700 million and $710 million, respectively.

On October 15, 2008, the DAQ issued a final air permit authorizing construction of the Buck combined cycle natural gas-fired generating units, and on August 24, 2009, the DAQ issued a final air permit authorizing construction of the Dan River combined cycle natural gas-fired generation units.

Duke Energy Indiana Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost $2 billion (including $120 million of AFUDC). In August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Coalition of Indiana, Inc., Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the air permit.

On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC Rider and ongoing review proceeding with the IURC as required under the CPCN Order issued by the IURC. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC Project of $2.35 billion (including $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s CPCN Order. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was required to file its plans for studying carbon storage related to the project within 60 days of the order. On November 3, 2008 and May 1, 2009, Duke Energy Indiana filed its second and third semi-annual IGCC riders, respectively, both of which were approved by the IURC in full.

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. As Duke Energy Indiana experienced design modifications and scope growth above what was anticipated from the preliminary engineering design, capital costs to the IGCC project were anticipated to increase. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add $150 million, or about 6.4% to the total IGCC Project cost estimate, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy Indiana would present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. The evidentiary hearing for the fourth semi-annual update proceeding was held April 6, 2010, and an order is expected in the third quarter of 2010. In the cost estimate subdocket proceeding, Duke Energy Indiana filed a new cost estimate for the IGCC project reflecting an estimated cost increase of $530 million on April 16, 2010, with its case-in-chief testimony. Duke Energy Indiana is requesting approval of the new cost estimate of $2.88 billion, including AFUDC, and for continuation of the existing cost recovery treatment. A major driver of the cost increase includes design changes reflected in the final engineering leading to increased scope and complexity. A hearing is scheduled to begin August 10, 2010, with an order expected by the end of 2010.

Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The Indiana Office of Utility Consumer Counselor (OUCC) filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. Intervenor, the Citizens Action Coalition of Indiana, Inc. (CAC) recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009, and an order is expected in the first half of 2010.

Under the Edwardsport IGCC CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order.

Construction of the Edwardsport IGCC plant is underway and is currently expected to be completed and placed in-service in 2012.

Federal Advanced Clean Coal Tax Credits. Duke Energy has been awarded $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for the Cliffside and Edwardsport projects. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. In November 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amended complaint; the motion is pending.

Other Matters.

Duke Energy Indiana SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requests approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also includes a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. In response to issues raised by intervenors, Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. On June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. An evidentiary hearing was held on June 29, 2009. On November 4, 2009, the IURC issued an order that rejected the settlement agreement as incomplete and not in the public interest. The IURC cited the lack of defined benefits of the programs and encouraged the parties to continue the collaborative process outlined in the settlement or to consider smaller scale pilots or phased-in options. The IURC required the parties to present a procedural schedule within 10 days to address the underlying relief requested in the cause, and to supplement the record to address issues regarding the American Recovery and Reinvestment Act funding recently awarded by the DOE. Duke Energy Indiana is considering its next steps, including a review of the implications of this Order on the American Recovery and Reinvestment Act SmartGrid Investment Grant award from the DOE. A technical conference was held at the IURC on December 1, 2009, wherein a procedural schedule was established for the IURC’s continuing review of Duke Energy Indiana’s SmartGrid proposal. On April 16, 2010, Duke Energy Indiana filed supplemental testimony in support of a revised SmartGrid proposal. An evidentiary hearing is scheduled for July 2010.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio SmartGrid. Duke Energy Ohio filed an application on June 30, 2009, to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. The PUCO Staff has completed its audit and filed its comments. The PUCO Staff and intervenors, the OCC and Kroger Company, filed comments on October 8, 2009. The OCC and Duke Energy Ohio filed reply comments on October 15, 2009. A Stipulation and Recommendation was entered into by Duke Energy Ohio, Staff of the PUCO, Kroger Company, and Ohio Partners for Affordable Energy, which provides for a revenue increase of $4.2 million under the electric rider and $590,000 under the natural gas rider. The OCC did not oppose the Stipulation and Recommendation. A hearing on the Stipulation and Recommendation occurred on November 20, 2009. Approval of the Stipulation and Recommendation is expected in the second quarter of 2010.

Pioneer Transmission LLC Joint Venture. In August 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission, LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765 KV transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the FERC and the IURC. Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at $1 billion, of which $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility. In March 2009, the FERC issued an order granting favorable rate treatment for the project, including requested rate incentives. That order was affirmed by a rehearing order issued by the FERC in January 2010. The IURC has appealed that order to the United States Court of Appeals for the Seventh Circuit, which will likely hear the case in late 2010. As is customary in formula rate cases, the FERC set the formula rate that transmission customers would pay for hearing and settlement procedures to address various challenges by intervenors to the inputs and calculations underlying the formula rate. These rate issues were resolved by a separate settlement among all parties, which was approved by the FERC on October 26, 2009. In December 2009, the MISO/PJM inter-Regional Planning Committee did not include the Pioneer Transmission project in the current regional transmission expansion plan. The Committee referred the project to the regional generation output study for possible inclusion in the next regional expansion plan. Duke Energy and AEP continue to work through the planning and regulatory processes in order to bring this project to commercial operation by year end 2015.

4. Commitments and Contingencies

Environmental

Duke Energy is subject to international, federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana are subject to federal, state and local regulations regarding air and water quality, hazardous and solid waste disposal and other environmental matters. These regulations can be changed from time to time, imposing new obligations on the Duke Energy Registrants.

The following environmental matters impact all of the Duke Energy Registrants.

Remediation Activities. The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations, sites formerly owned or used by Duke Energy entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. All of these sites generally are managed in the normal course of business or affiliate operations. During 2009, the Duke Energy Registrants recorded additional reserves associated with remediation activities at certain manufactured gas plant sites and it is anticipated that additional costs associated with remediation activities at certain of its sites will be incurred in the future.

The Duke Energy Registrants have accrued costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. Costs associated with remediation activities within the Duke Energy Registrants’ regulated operations are typically expensed unless recovery of the costs is deemed probable.

Clean Water Act 316(b). The Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy is either a whole or partial owner are affected sources under that rule. Of the fourteen facilities, eight are owned by Duke Energy Carolinas, three are owned by Duke Energy Ohio and three are owned by Duke Energy Indiana. On April 1, 2009, the U.S. Supreme Court ruled in favor of the appellants that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the 14 affected facilities. Because of the wide range of potential outcomes, the Duke Energy Registrants are unable to estimate its costs to comply at this time.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime nitrogen oxide (NOx) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. The EPA has indicated that it currently plans on issuing a proposed rule in the second quarter of 2010. It is uncertain how long the current CAIR will remain in effect or how the new rulemaking will alter the CAIR.

The emission controls the Duke Energy Registrants are installing to comply with state specific clean air legislation will contribute significantly to achieving compliance with the CAIR requirements. Additionally, Duke Energy expects to spend $75 million between 2010 and

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

2014 ($65 million in Ohio and $10 million in Indiana) to comply with Phase 1 of the CAIR. The Duke Energy Registrants are currently unable to estimate the costs to comply with any new rule the EPA will issue in the future as a result of the D.C. District Court’s December 2008 decision discussed above. The IURC issued an order in 2006 granting Duke Energy Indiana $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule in Indiana. Duke Energy Ohio will recover most of the depreciation and financing costs related to environmental compliance projects for 2009-2011 through its ESP.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend $373 million ($88 million at Duke Energy Carolinas, $88 million at Duke Energy Ohio and $197 million at Duke Energy Indiana) over the period 2010-2014 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems. The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from the Duke Energy Registrants’ coal-fired power plants. The EPA issued proposed regulations on May 4, 2010 in which it requested comments on the proposed regulations, which include both a hazardous waste and a non-hazardous waste classification option. Final regulations are expected in 2011. Additional laws and regulations under consideration which more stringently regulate coal ash, including the potential regulation of coal ash as hazardous waste, will likely increase costs for the Duke Energy Registrants’ coal facilities. The Duke Energy Registrants are unable to estimate its potential costs at this time.

Litigation

Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice (DOJ), acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy’s plants have been subject to these allegations. Duke Energy asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. No trial date has been set.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River. Additionally, the plaintiffs had claimed that these were a violation of an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station.

A remedy trial for violations previously established at the Wabash River and W.C. Beckjord Stations was held during the week of February 2, 2009. On May 29, 2009, the court issued its remedy ruling and ordered the following relief: (i) Wabash River Units 2, 3 and 5 to be permanently retired by September 30, 2009; (ii) surrender of SO2 allowances equal to the emissions from Wabash River Units 2, 3 and 5 from May 22, 2008 through September 30, 2009; (iii) civil penalty in the amount of $687,500 for Beckjord violations; and (iv) installation of a particulate continuous emissions monitoring system at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid. On September 22, 2009, defendants filed a notice of appeal with the Seventh Circuit Court of Appeals of the judgment relating to Wabash River Units 2, 3 and 5. That appeal is still pending. In the third quarter of 2009, Wabash River Units 2, 3 and 5 were retired. On October 21, 2008, Plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Units 1 and 3 of the Gallagher Station in Indiana. A remedy trial on those two violations was scheduled to commence on January 25, 2010; however, the parties reached a negotiated agreement on those issues and filed a proposed consent decree with the court, which was approved and entered on March 18, 2010. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher units 1 and 3 to natural gas combustion by 2013; (ii) installation of additional pollution controls at Gallagher units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy estimates that these and other actions in the settlement will cost at least $88 million.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies alleging CAA violations at the Edwardsport power station. On June 30, 2008, defendants filed a motion to dismiss, or alternatively to stay, this litigation on jurisdictional grounds. The District Court denied that motion. The defendants subsequently filed a motion for summary judgment alleging that the applicable statute of limitations bars all of plaintiffs’ claims. Plaintiffs filed two motions for partial summary judgment requesting rulings on the applicability of certain legal standards. On January 26, 2010, the parties filed a joint motion to stay all proceedings and deadlines pending the court’s ruling on the motions for summary judgment. On February 2, 2010, the motion to stay was granted, although the trial is still set to commence on January 10, 2011.

On July 31, 2009, the EPA served a request for information under section 114 of the CAA on Duke Energy, Duke Energy Ohio and Duke Energy Business Services, Inc., requesting information pertaining to various maintenance projects and emissions and operations data relevant to the Miami Fort and W.C. Beckjord stations in Ohio. Duke Energy’s objections and responses to the EPA’s section 114 request were filed on September 28, 2009 and Duke Energy continues to provide information to the EPA.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

It is not possible to estimate the damages, if any, that the Duke Energy subsidiary registrants might incur in connection with the unresolved matters discussed above. Ultimate resolution of these matters relating to NSR, even in settlement, could have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. However, Duke Energy will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

Duke Energy

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Ohio, significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP) that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial. Briefing in that case is under way. On March 5, 2009 the D.C. Circuit remanded the case to the EPA for reconsideration. The EPA has conceded that the D.C. Circuit’s July 18, 2008 decision in the CAIR litigation, North Carolina v. EPA No. 05-1244, discussed above, and a subsequent order issued by the D.C. Circuit on December 23, 2008, have eliminated the legal basis for the EPA’s denial of North Carolina’s Section 126 petition. At this time, Duke Energy cannot predict the outcome of this proceeding.

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September, 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was subsequently denied. Defendants are preparing a petition for certiorari to the United States Supreme Court. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs filed suit against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs, the governing bodies of an Inupiat village in Alaska brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss and plaintiffs filed a notice of appeal. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case and plaintiffs filed a notice of appeal. In October 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was granted. Argument has been scheduled, but recently, the court removed oral argument from the schedule because an additional judge recused himself. It is uncertain at this time whether oral argument will be rescheduled or what action the court will take with respect to the recusal. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Price Reporting Cases. A total of 13 lawsuits have been filed against Duke Energy affiliates and other energy companies. Of the 13 lawsuits, 11 have been consolidated into a single proceeding, including the case originally filed in Wisconsin state court in March 2009. In February 2008, the judge in this proceeding granted a motion to dismiss one of the cases and entered judgment in favor of DETM. Plaintiffs’ motion to reconsider was, in large part, denied and on January 9, 2009, the court ruled that plaintiffs lacked standing to pursue their remaining claims and granted certain defendants’ motion for summary judgment. In February 2009, the same judge dismissed Duke Energy Carolinas from that case as well as four other of the consolidated cases. In November 2009, the judge granted Defendants’ motion for reconsideration of the denial of Defendants’ summary judgment motion in two of the remaining 10 cases to which Duke Energy affiliates are a party. In December 2009, plaintiffs in the consolidated cases filed a motion to amend their complaints in the individual cases to add a claim for treble damages under the Sherman Act, including additional factual allegations regarding fraudulent concealment of defendants’ allegedly conspiratorial conduct.

One case was filed in Tennessee state court, which dismissed the case based on the filed rate doctrine and federal preemption grounds. That case was appealed to the Tennessee Court of Appeals, which reversed this lower court ruling in October 2008. Defendants’ application for permission to appeal to the Tennessee Supreme Court was granted and oral argument occurred in November 2009. In April 2010, the Tennessee Supreme Court upheld the dismissal of the case. On January 13, 2009, another case pending in Missouri state court was dismissed on the grounds that the plaintiff lacked standing to bring the case and the plaintiff’s appeal was heard by the Missouri Court of Appeals in November 2009. On April 26, 2010, the Tennessee Supreme Court reversed the appellate court ruling and dismissed all of the plaintiffs’ claims. In December 2009, the Court of Appeals affirmed the trial court ruling. Plaintiffs filed a motion to transfer directly to the Missouri Supreme Court which was granted on April 22, 2010. Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts.

A settlement agreement was executed with the class plaintiffs in five of the 11 consolidated cases in September 2009. The settlement did not have a material adverse effect on Duke Energy’s consolidated results of operations, cash flows or financial position. It is not possible

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters.

Western Electricity Litigation. Plaintiffs, on behalf of themselves and others, in three lawsuits allege that Duke Energy affiliates, among other energy companies, artificially inflated the price of electricity in certain western states. Two of the cases were dismissed and plaintiffs appealed to the U.S. Court of Appeal for the Ninth Circuit. Of those two cases, one was dismissed by agreement in March 2007. In November 2007, the court issued an opinion affirming dismissal of the other case, plaintiffs’ motion for reconsideration was denied and plaintiffs did not file a petition for certiorari to the Supreme Court. Plaintiffs in the remaining case seek damages in unspecified amounts. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits, but Duke Energy does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging the merits of two resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the “Resolutions”). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new assessments are based upon a flat-fee charge that fails to take into account the locational usage by each generator. DEIGP has been assessed $53 million, inclusive of interest. DEIGP challenged the assessment in Brazilian federal court. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL assessed an additional fine against DEIGP in the amount of $9 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, a result that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

On June 30, 2009, the court issued a ruling in which it granted DEIGP’s request for injunction regarding the second fine and denied DEIGP’s request for an expedited decision or payment into the court registry. Under the court’s order, DEIGP was required to make payment directly to the distribution companies on the $53 million assessment pending resolution on the merits. As a result of the court’s ruling, in the second quarter of 2009, Duke Energy recorded a pre-tax charge of $33 million associated with this matter. The court’s ruling also allowed DEIGP to make monthly installment payments on the outstanding obligation. DEIGP filed an appeal and on August 28, 2009, the order requiring installment payments was modified to allow DEIGP to deposit the disputed portion of each installment, which was most of the assessed amount, into an escrow account pending resolution on the merits.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). Six causes of action were alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs sought a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying their claims as to plaintiffs’ fiduciary duty claims. At an unsuccessful mediation in September 2008, Plaintiffs quantified their claims as being in excess of $150 million. It is not possible to predict with certainty the damages, if any, that Duke Energy might incur in connection with this matter.

DEGS of Narrows, L.L.C. On September 5, 2008, Celanese Acetate, LLC (Celanese) presented a claim against DEGS of Narrows, L.L.C., an indirect wholly-owned subsidiary of Duke Energy. Celanese alleged that, in procuring certain coal supply, DEGS of Narrows, L.L.C. failed to comply with the terms of a 2005 Agreement pursuant to which DEGS of Narrows, L.L.C. is required to procure all fuel, including coal, to fulfill its obligation to provide steam and water for use at Celanese’s Narrows, Virginia site. DEGS of Narrows, L.L.C. and Celanese were unable to resolve the dispute and arbitration was filed. A hearing in the arbitration began on April 26, 2010. At the hearing, Celanese quantified its damages as $20 million, including interest. It is not possible to predict with certainty the damages, if any, that DEGS of Narrows, L.L.C. might incur in connection with this matter.

Duke Energy Carolinas

Duke Energy Carolinas Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in federal court alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, as discussed above. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice, but also ordered Duke Energy Carolinas to pay the plaintiffs’ attorneys’ fees. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice and the court should not have ordered payment of attorneys’ fees. The appeals have been consolidated and are now pending in the United States Court of Appeals for the Fourth Circuit.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

It is not possible to predict with certainty whether Duke Energy Carolinas will incur any liability or to estimate the damages, if any, that Duke Energy Carolinas might incur in connection with this matter. To the extent that a court of proper jurisdiction halts construction of the plant, Duke Energy Carolinas will seek to meet customers’ needs for power through other resources. In addition, Duke Energy Carolinas will seek appropriate regulatory treatment for the investment in the plant.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Condensed Consolidated Balance Sheets totaled $967 million and $980 million as of March 31, 2010 and December 31, 2009, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,037 million in excess of the self insured retention. Insurance recoveries of $970 million and $984 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of March 31, 2010 and December 31, 2009, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio denies the allegations made in the lawsuit. Following Duke Energy Ohio’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs now contend that the contracts at issue were an illegal rebate which violate antitrust and Racketeer Influenced and Corrupt Organizations (RICO) statutes. Defendants have again moved to dismiss the claims. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs have filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the United States Court of Appeals for the Sixth Circuit.

Asbestos-related Injuries and Damages Claims. Duke Energy Ohio has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Ohio’s consolidated results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Ohio estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

Duke Energy Indiana

Dunavan Waste Superfund Site. In July and October 2005, Duke Energy Indiana received notices from the EPA that it has been identified as a de minimus potentially responsible party under the Comprehensive Environmental Response, Compensation, and Liability Act at the Dunavan Waste Oil Site in Oakwood, Vermilion County, Illinois. At this time, Duke Energy Indiana does not have any further information regarding the scope of potential liability associated with this matter.

Asbestos-related Injuries and Damages Claims. Duke Energy Indiana has been named as a defendant or co-defendant in lawsuits related to asbestos at its electric generating stations. The impact on Duke Energy Indiana’s consolidated results of operations, cash flows or financial position of these cases to date has not been material. Based on estimates under varying assumptions concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana generating plants; (ii) the possible incidence of various illnesses among exposed workers, and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy Indiana estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

Other Litigation and Legal Proceedings

The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material adverse effect on its consolidated results of operations, cash flows or financial position.

The Duke Energy Registrants have exposure to certain legal matters that are described herein. Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of $1 billion as of both March 31, 2010 and

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

December 31, 2009, for these proceedings and exposures (the total of which is primarily related to Duke Energy Carolinas). These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of March 31, 2010 and December 31, 2009, Duke Energy recognized $970 million and $984 million, respectively, of probable insurance recoveries related to these losses (the total of which is primarily related to Duke Energy Carolinas).

The Duke Energy Registrants expense legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. As part of its normal business, the Duke Energy Registrants are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the respective Condensed Consolidated Balance Sheets. The possibility of any of the Duke Energy Registrants having to honor their contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events.

In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at market value on the respective Condensed Consolidated Balance Sheets as trading contracts or qualifying hedge positions.

5. Debt and Credit Facilities

Significant changes to Duke Energy’s, Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s debt and credit facilities since December 31, 2009 are as follows:

Unsecured Debt. In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

Non-Recourse Notes Payable of VIEs. As discussed further in Notes 1 and 10, effective January 1, 2010, Duke Energy began consolidating Cinergy Receivables. To fund the purchase of receivables, Cinergy Receivables borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to Cinergy Receivables. The borrowings are secured by the assets of Cinergy Receivables and are non-recourse to Duke Energy. The debt is short-term because the facility has an expiration date of October 2010; however, Duke Energy expects to extend that expiration by one year prior to its current expiration. At March 31, 2010, Cinergy Receivables borrowings were $350 million and are reflected as Non-recourse Notes Payable of VIEs on Duke Energy’s Condensed Consolidated Balance Sheets.

Money Pool. The Subsidiary Registrants receive support for their short-term borrowing needs through participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the Subsidiary Registrants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between the money pool participants. Per the terms of the money pool arrangement, Duke Energy may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly-owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Condensed Consolidated Balance Sheets.

As of March 31, 2010 and December 31, 2009, Duke Energy Carolinas had short-term money pool receivables of $377 million and $589 million, respectively, which are classified within Receivables in the Duke Energy Carolinas Condensed Consolidated Balance Sheets, and $300 million in money pool borrowings as of both dates, which are classified as long-term borrowings within Long-term Debt in the Duke Energy Carolinas Condensed Consolidated Balance Sheets.

As of March 31, 2010 and December 31, 2009, Duke Energy Ohio and Duke Energy Kentucky had combined short-term money pool receivables of $363 million and $184 million, respectively, which are classified within Receivables in Duke Energy Ohio’s Condensed Consolidated Balance Sheets.

As of March 31, 2010, Duke Energy Indiana was in a net money pool payable position of $35 million, of which $115 million is classified within Receivables and $150 million is classified within Long-term Debt in Duke Energy Indiana’s Condensed Consolidated Balance Sheets. As of December 31, 2009, Duke Energy Indiana was in a net money pool payable position of $119 million, of which $31 million is classified within Receivables and $150 million is classified within Long-term Debt in Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of March 31, 2010. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky, and Duke Energy Indiana are also reduced for amounts outstanding under the money pool arrangement.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Master Credit Facility Summary as of March 31, 2010 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper	—	(300)	—	(150)	(450)
Drawdown(d)	—	—	—	(123)	(123)
Outstanding Letters of Credit	(13)	(109)	—	—	(122)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,059	$336	$666	$96	$2,157

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at March 31, 2010. The Duke Energy Ohio sub limit is comprised of $650 million for Duke Energy Ohio and $100 million for Duke Energy Kentucky.
(d)	Classified as Long-term Debt on the respective Condensed Consolidated Balance Sheets as Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the term of the loan of the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace amounts drawn under the master credit facility.

In April 2010, Duke Energy and Duke Energy Carolinas entered into a new $200 million four-year unsecured revolving credit facility. Duke Energy and Duke Energy Carolinas are co-borrowers under this facility, with Duke Energy having a borrowing sub limit of $100 million and Duke Energy Carolinas having no borrowing sub limit. Upon closing of the facility, Duke Energy made an initial borrowing of $75 million for general corporate purposes.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2010, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

6. Goodwill and Intangible Assets

Goodwill

The following table shows goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio at March 31, 2010 and December 31, 2009:

	USFE&G	Commercial Power	International	Total
	(in millions)
Duke Energy
Balance at December 31, 2009:
Goodwill	$3,483	$940	$298	$4,721
Accumulated Impairment Losses	—	(371)	—	(371)

Balance at December 31, 2009, as adjusted for accumulated impairment losses	3,483	569	298	4,350
Foreign Exchange and Other Changes	—	—	(1)	(1)

Balance as of March 31, 2010	$3,483	$569	$297	$4,349

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	USFE&G	Commercial Power	Total
	(in millions)
Duke Energy Ohio
Balance at December 31, 2009:
Goodwill	$1,137	$1,188	$2,325
Accumulated Impairment Losses	—	(727)	(727)

Balance at December 31, 2009, as adjusted for accumulated impairment losses	1,137	461	1,598
Foreign Exchange and Other Changes	—	—	—

Balance as of March 31, 2010	$1,137	$461	$1,598

Intangible Assets

The net carrying amount of intangible assets as of March 31, 2010 and December 31, 2009 is $571 million and $593 million, respectively, at Duke Energy, $319 million and $332 million, respectively, at Duke Energy Ohio and $88 million and $98 million, respectively, at Duke Energy Indiana. The decrease in the net carrying amount of intangible assets relates primarily to the consumption and/or sales of emission allowances during the three months ended March 31, 2010.

7. Risk Management, Derivative Instruments and Hedging Activities

The Duke Energy Registrants utilize various derivative instruments to manage risks primarily associated with commodity prices and interest rates. The primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to changes in the prices of power and fuel. Interest rate derivatives are entered into to manage interest rate risk associated with variable-rate and fixed-rate borrowings.

Certain derivative instruments qualify for hedge accounting and are designated as either cash flow hedges or fair value hedges, while others either do not qualify as a hedge (such as economic hedges) or have not been designated as hedges (hereinafter referred to as undesignated contracts). All derivative instruments not meeting the criteria for the normal purchase normal sale (NPNS) exception are recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. As the regulated operations of the Duke Energy Registrants meet the criteria for regulatory accounting treatment, the majority of the derivative contracts entered into by the regulated operations are not designated as hedges since gains and losses on such contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with changes in fair values of such derivative contracts.

For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that qualify and are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Any gains or losses on the derivative are included in the same line item as the offsetting loss or gain on the hedged item in the Condensed Consolidated Statements of Operations.

Information presented in the tables below relates to Duke Energy on a consolidated basis and Duke Energy Ohio. As derivative activity is insignificant at Duke Energy Carolinas and Duke Energy Indiana, separate disclosure for each of those registrants is not presented.

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (sulfur dioxide (SO2), seasonal nitrogen oxide (NOX) and annual NOX) as a result of their energy operations such as electric generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electric generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity Fair Value Hedges. At March 31, 2010, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. The Duke Energy Registrants use commodity instruments, such as swaps, futures, forwards and options, to protect margins for a portion of future revenues and fuel and purchased power expenses. The Duke Energy Registrants generally use commodity cash flow hedges to mitigate exposures to the price variability of the underlying commodities for, generally, a maximum period of less than a year. Duke Energy Ohio has certain de-designated hedges related to its Midwest gas assets for which gains have been frozen in AOCI and are being reclassified to earnings as the underlying transactions occur.

Undesignated Contracts. The Duke Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

included as discontinued operations. Since certain undesignated contracts expire as late as 2016, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of the contracts.

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts at March 31, 2010 are associated with forward power sales and purchases.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at March 31, 2010 are primarily associated with forward power sales and purchases and coal purchases, as well as forward NOx emission allowances, for the Commercial Power and Franchised Electric and Gas business segments.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts at March 31, 2010 are primarily associated with forward power sales, financial transmission rights and forward SO2 emission allowances.

Interest Rate Risk

The Duke Energy Registrants are exposed to risk resulting from changes in interest rates as a result of their issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Interest rate exposure is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. At March 31, 2010, derivative instruments related to interest rate risk are categorized as follows:

Duke Energy. $42 million notional amount of undesignated interest rate contracts related to Commercial Power’s wind business and $17 million notional amount of cash flow hedges related to International Energy, as well as the notional amounts related to Duke Energy Carolinas and Duke Energy Ohio below.

Duke Energy Carolinas. $25 million notional amount of interest rate fair value hedges.

Duke Energy Ohio. $250 million notional amount of interest rate fair value hedges and $27 million notional amount of undesignated interest rate hedges.

At December 31, 2009, derivative instruments related to interest rate risk are categorized as follows:

Duke Energy. $45 million notional amount of undesignated interest rate contracts related to Commercial Power’s wind business and $19 million notional amount of cash flow hedges related to International Energy, as well as the notional amounts related to Duke Energy Carolinas and Duke Energy Ohio below.

Duke Energy Carolinas. $25 million notional amount of interest rate fair value hedges.

Duke Energy Ohio. $250 million notional amount of interest rate fair value hedges and $27 million notional amount of undesignated interest rate hedges.

Additionally, in anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of the market interest rates at the time and terminated prior to or upon the issuance of the corresponding debt. When these transactions occur within a business that meets the criteria for regulatory accounting treatment, these contracts may be treated as undesignated and any pre-tax gain or loss recognized from inception to termination of the hedges would be recorded as a regulatory liability or asset and amortized as a component of interest expense over the life of the debt. Alternatively, these derivatives may be designated as hedges whereby, any pre-tax gain or loss recognized from inception to termination of the hedges would be recorded in AOCI and amortized as a component of interest expense over the life of the debt.

Volumes

The following tables show information relating to the volume of the Duke Energy Registrants’ commodity derivative activity outstanding as of March 31, 2010 and December 31, 2009. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

Duke Energy	March 31, 2010	December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)	4,709	3,687
Emission allowances: SO2 (thousands of tons)	8	9
Emission allowances: NOX (thousands of tons)	2	2
Natural gas (millions of decatherms)	71	71
Coal (millions of tons)	1	2

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio	March 31, 2010	December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	11,767	10,549
Emission allowances: SO2 (thousands of tons)	—	1
Emission allowances: NOX (thousands of tons)	2	2
Coal (millions of tons)	1	2

(a)	Amounts include intercompany positions that eliminate at the consolidated Duke Energy level.

The following tables show fair value amounts of derivative contracts as of March 31, 2010 and December 31, 2009 and the line item(s) in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Condensed Consolidated Balance Sheets

Duke Energy	March 31, 2010		December 31, 2009
Balance Sheet Location	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$1	$—	$1	$—
Interest rate contracts
Current Assets: Other	5	—	4	—
Investments and Other Assets: Other	1	—	—	—
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	1	—	6

Total Derivatives Designated as Hedging Instruments	$7	$2	$5	$7

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$45	$9	$59	$1
Investments and Other Assets: Other	52	4	59	2
Current Liabilities: Other	123	212	85	232
Deferred Credits and Other Liabilities: Other	69	116	44	100
Interest rate contracts
Current Liabilities: Other	—	3	—	3
Deferred Credits and Other Liabilities: Other	—	4	—	4

Total Derivatives Not Designated as Hedging Instruments	$289	$348	$247	$342

Total Derivatives	$296	$350	$252	$349

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio	March 31, 2010		December 31, 2009
Balance Sheet Location	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$1	$—	$1	$—
Interest rate contracts
Current Assets: Other	4	—	4	—
Deferred Credits and Other Liabilities: Other	—	1	—	6

Total Derivatives Designated as Hedging Instruments	$5	$1	$5	$6

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$59	$15	$25	$1
Investments and Other Assets: Other	37	6	11	4
Current Liabilities: Other	115	196	63	191
Deferred Credits and Other Liabilities: Other	55	65	26	35
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	2	—	2

Total Derivatives Not Designated as Hedging Instruments	$266	$285	$125	$234

Total Derivatives	$271	$286	$130	$240

The following tables show the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three months ended March 31, 2010 and 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges – Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

Duke Energy	Three Months Ended March 31,
	2010	2009
	(in millions)
Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$—	$(7)
Fuel used in electric generation and purchased power-non-regulated	—	(6)
Interest rate contracts
Interest expense	(1)	(1)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(1)	$(14)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

Duke Energy Ohio	Three Months Ended March 31,
	2010	2009
	(in millions)
Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric and other	$—	$(7)
Fuel used in electric generation and purchased power-non-regulated	—	(6)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$—	$(13)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The Duke Energy Registrants’ effective portion of gains on cash flow hedges that were recognized in AOCI during the three months ended March 31, 2010 and 2009 were insignificant. In addition, there was no hedge ineffectiveness during the three months ended March 31, 2010 and 2009, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy. At March 31, 2010, $36 million of pre-tax deferred net losses on derivative instruments related to commodity and interest rate cash flow hedges remains in AOCI and an insignificant gain is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio. At March 31, 2010, $3 million of pre-tax deferred net gains on derivative instruments related to commodity cash flow hedges remains in AOCI and all of these gains are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three months ended March 31, 2010 and 2009 and the line item(s) in the Condensed Consolidated Statements of Operations in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

Undesignated Hedges – Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

Duke Energy	Three Months Ended March 31,
	2010	2009
	(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$1	$—
Revenue, non-regulated electric, natural gas and other	13	28
Fuel used in electric generation and purchased power-non-regulated	—	(8)
Interest rate contracts
Interest expense	—	(1)

Total Pre-tax Gains Recognized in Earnings	$14	$19

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$(2)	$(79)
Regulatory Liability	4	—
Interest rate contracts
Regulatory Asset	—	(2)

Total Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities	$2	$(81)

Duke Energy Ohio	Three Months Ended March 31,
	2010	2009
	(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	$61	$8
Fuel used in electric generation and purchased power-non-regulated	—	(8)

Total Pre-tax Gains Recognized in Earnings	$61	$—

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$(2)	$(77)
Interest rate contracts
Regulatory Asset	—	1

Total Pre-tax Losses Recognized as Regulatory Assets	$(2)	$(76)

Credit Risk

Certain of Duke Energy’s and Duke Energy Ohio’s derivative contracts contain contingent credit features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a downgrade of Duke Energy’s credit rating below investment grade.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at March 31, 2010 and December 31, 2009.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

Duke Energy	March 31, 2010	December 31, 2009
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$263	$208
Collateral Already Posted	$83	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$5	$6

Duke Energy Ohio	March 31, 2010	December 31, 2009
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$262	$208
Collateral Already Posted	$83	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$5	$6

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy and Duke Energy Ohio offset fair value amounts (or amounts that approximate fair value) recognized on their Condensed Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement.

At March 31, 2010 and December 31, 2009, Duke Energy had receivables related to the right to reclaim cash collateral of $72 million and $112 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Condensed Consolidated Balance Sheets. Duke Energy had collateral receivables of $12 million and $19 million under master netting arrangements that have not been offset against net derivative positions at March 31, 2010 and December 31, 2009, respectively. Duke Energy had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at March 31, 2010 and December 31, 2009.

At March 31, 2010 and December 31, 2009, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of $72 million and $112 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Condensed Consolidated Balance Sheets. Duke Energy Ohio had $11 million and $18 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at March 31, 2010 and December 31, 2009, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Ohio had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at March 31, 2010 and December 31, 2009.

See Note 8 for additional information on fair value disclosures related to derivatives.

8. Fair Value of Financial Assets and Liabilities

Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

Recurring and non-recurring fair value measurements are classified based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that the Duke Energy Registrants have the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Quoted market prices on Level 1 are not adjusted for any blockage factor.

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

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Level 3—any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. A level 3 measurement may be based primarily on level 2 inputs.

There are no financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which the option to record at fair value has been elected. However, in the future, the Duke Energy Registrants may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

Valuation methods of the primary fair value measurements disclosed below are as follows:

Investments in equity securities. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ, NYSE, NYMEX and Chicago Board of Trade, as well as pink sheets, which is an electronic quotation system that displays quotes for broker-dealers for many over-the-counter securities. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices are not adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities. As of March 31, 2010, Duke Energy has $250 million par value ($202 million carrying value) of auction rate securities for which an active market does not currently exist. Duke Energy Carolinas holds $82 million par value ($66 million fair value) of these auction rate securities. The vast majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of March 31, 2010 using measurements appropriate for Level 3 investments. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using internal discounted cash flow models which incorporated primarily management’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three months ended March 31, 2010 or 2009.

Investments in debt securities. Most debt investments (including those held in the nuclear decommissioning trust fund (NDTF)) are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measures. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

Commodity derivatives. The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Some commodity derivatives are NYMEX contracts, which are classified as Level 1 measurements.

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Condensed Consolidated Balance Sheets at fair value at March 31, 2010 and December 31, 2009:

	Total Fair Value Amounts at March 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(d)	$202	$—	$—	$202
Nuclear decommissioning trust fund equity securities(d)	1,243	1,218	—	25
Nuclear decommissioning trust fund debt securities(d)	603	40	563	—
Other long-term trading and available-for-sale equity securities(a)(d)	76	70	6	—
Other long-term trading available-for-sale debt securities(a)(d)	287	46	241	—
Derivative assets(b)	91	4	9	78

Total Assets	$2,502	$1,378	$819	$305
Derivative liabilities(c)	(145)	(73)	(15)	(57)

Net Assets	$2,357	$1,305	$804	$248

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(d)	$198	$—	$—	$198
Nuclear decommissioning trust fund equity securities(d)	1,156	1,156	—	—
Nuclear decommissioning trust fund debt securities(d)	609	36	573	—
Other long-term trading and available-for-sale equity securities(a)(d)	66	60	6	—
Other long-term trading available-for-sale debt securities(a)(d)	258	32	226	—
Derivative assets(b)	120	1	24	95

Total Assets	$2,407	$1,285	$829	$293
Derivative liabilities(c)	(217)	(112)	(35)	(70)

Net Assets	$2,190	$1,173	$794	$223

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
	(in millions)
Balance at January 1, 2010	$198	$—	$25	$223
Transfers in to Level 3	—	—	—	—
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	44	44
Fuel used in electric generation and purchased power-non-regulated	—	—	(3)	(3)
Total pre-tax gains included in other comprehensive income	5	—	1	6
Net purchases, sales, issuances and settlements	(1)	25	(48)	(24)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	—	2	2

Balance at March 31, 2010	$202	$25	$21	$248

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2010:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$39	$39

Total	$—	$—	$39	$39

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Balance at January 1, 2009	$224	$—	$34	$258
Transfers in to Level 3	—	—	—	—
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	19	19
Fuel used in electric generation and purchased power-non-regulated	—	—	1	1
Total pre-tax (losses) gains included in other comprehensive income	(9)	—	1	(8)
Net purchases, sales, issuances and settlements	—	—	(6)	(6)
Total losses included on balance sheet as regulatory asset or liability or as non-current liability	—	—	(3)	(3)

Balance at March 31, 2009	$215	—	$46	$261

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2009:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$12	$12
Fuel used in electric generation and purchased power-non-regulated	—		18	18

Total	$—	$—	$30	$30

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value at March 31, 2010 and December 31, 2009:

	Total Fair Value Amounts at March 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$66	$—	$—	$66
Nuclear decommissioning trust fund equity securities(b)	1,243	1,218	—	25
Nuclear decommissioning trust fund debt securities(b)	603	40	563	—
Derivative assets	3	1	2	—

Total assets	$1,915	$1,259	$565	$91
Derivative liabilities	(1)	(1)	—	—

Net assets	$1,914	$1,258	$565	$91

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	See Note 9 for additional information related to investments by major security type.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$66	$—	$—	$66
Nuclear decommissioning trust fund equity securities(b)	1,156	1,156	—	—
Nuclear decommissioning trust fund debt securities(b)	609	36	573	—
Derivative Assets	1	—	1	—

Net Assets	$1,832	$1,192	$574	$66

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	See Note 9 for additional information related to investments by major security type.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
	(in millions)
Balance at January 1, 2010	$66	$—	$66
Net purchases, sales, issuances and settlements	—	25	25

Balance at March 31, 2010	$66	$25	$91

	Available-for-Sale Auction Rate Securities
	(in millions)
Balance at January 1, 2009	$72
Net transfers in and/or out of Level 3	—
Total pre-tax unrealized losses included in Other Comprehensive Income	(2)

Balance at March 31, 2009	$70

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets at fair value at March 31, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 7.

	Total Fair Value Amounts at March 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$80	$2	$4	$74
Derivative liabilities(b)	(95)	(72)	(5)	(18)

Net (Liabilities) Assets	$(15)	$(70)	$(1)	$56

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$36	$1	$3	$32
Derivative liabilities(b)	(146)	(112)	(9)	(25)

Net (Liabilities) Assets	$(110)	$(111)	$(6)	$7

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
(in millions)
Balance at January 1, 2010	$7
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	48
Fuel used in electric generation and purchased power-non-regulated	(3)
Total pre-tax gains included in other comprehensive income	1
Net purchases, sales, issuances and settlements	3

Balance at March 31, 2010	$56

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2010:
Revenue, non-regulated electric, and other	$40

Total	$40

Balance at January 1, 2009	$8
Total pre-tax realized or unrealized gains included in earnings:
Fuel used in electric generation and purchased power-non-regulated	1
Total pre-tax gains included in other comprehensive income	1
Net purchases, sales, issuances and settlements	(5)
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	4

Balance at March 31, 2009	$9

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2009:
Revenue, non-regulated electric and other	$(5)
Fuel used in electric generation and purchased power-non-regulated	18

Total	$13

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets at fair value at March 31, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts.

	Total Fair Value Amounts at March 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)(d)	$44	$44	$—	$—
Available-for-sale debt securities(a)(d)	28	—	28	—
Derivative assets(b)	3	—	—	3

Total Assets	$75	$44	$28	$3
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$73	$44	$26	$3

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)(d)	$42	$42	$—	$—
Available-for-sale debt securities(a)(d)	28	—	28	—
Derivative assets(b)	4	—	—	4

Total Assets	$74	$42	$28	$4
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$72	$42	$26	$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Balance at January 1, 2010	$4
Net purchases, sales, issuances and settlements	(3)
Total gains included on balance sheet as regulatory asset or liability or as current or non-current liability	2

Balance at March 31, 2010	$3

Balance at January 1, 2009	$10
Net purchases, sales, issuances and settlements	1
Total losses included on balance sheet as regulatory asset or liability or as current or non-current liability	(7)

Balance at March 31, 2009	$4

Additional fair value disclosures. The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value.

	As of March 31, 2010
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$16,865	$17,591	$7,364	$7,769	$2,583	$2,529	$3,090	$3,261

(a)	Includes Non-recourse long-term debt of variable interest entities of $379 million for Duke Energy and $300 million for Duke Energy Carolinas.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	As of December 31, 2009
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$17,015	$16,899	$7,666	$7,312	$2,592	$2,529	$3,090	$3,239

(a)	Includes Non-recourse long-term debt of variable interest entities of $381 million for Duke Energy and $300 million for Duke Energy Carolinas.

At both March 31, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and commercial paper, as well as restricted funds held in trust at Duke Energy Ohio and Duke Energy Indiana, are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

9. Investments in Debt and Equity Securities

Duke Energy, Duke Energy Carolinas and Duke Energy Indiana classify their investments as either trading or available-for-sale. Trading securities are reported at fair value in the Condensed Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. Available-for-sale securities are also reported at fair value on the Condensed Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Trading Securities. Duke Energy holds investments in debt and equity securities in grantor trusts that are associated with certain deferred compensation plans. These investments are reported at fair value in Duke Energy’s Condensed Consolidated Balance Sheets and all realized and unrealized gains and losses are included in earnings each period. At March 31, 2010 and December 31, 2009, the fair value of these investments was $32 million and $33 million, respectively.

Available-for-Sale Securities. Investments classified as available-for-sale are comprised of Duke Energy Carolinas’ NDTF investments, investments in a grantor trust at Duke Energy Indiana related to other post-retirement benefit plans as required by the IURC, Duke Energy’s captive insurance investment portfolio and Duke Energy’s and Duke Energy Carolinas’ investments in auction rate debt securities.

All unrealized losses associated with investments in debt and equity securities within Duke Energy Carolinas’ NDTF and substantially all unrealized losses associated with Duke Energy Indiana’s grantor trust are deferred as a regulatory asset as those operations meet the criteria for regulatory accounting treatment, thus there is no immediate earnings impact as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings. For investments held in Duke Energy’s captive insurance portfolio and investments in auction rate debt securities held by Duke Energy and Duke Energy Carolinas, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value may be included in earnings based on the criteria discussed below.

Impairment Analysis. The investments within Duke Energy Carolinas’ NDTF and Duke Energy Indiana’s grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas and Duke Energy Indiana have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas and Duke Energy Indiana. Accordingly, all unrealized losses associated with equity securities within Duke Energy Carolinas’ NDTF and Duke Energy Indiana’s grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. However, as discussed above, any other-than-temporary impairments are recorded as a regulatory asset pursuant to regulatory accounting treatment.

Investments in equity securities within Duke Energy’s captive insurance portfolio are analyzed each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings. There were no other-than-temporary impairment charges to earnings during the three months ended March 31, 2010 or 2009.

With respect to investments in debt securities, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of regulatory assets or other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in a regulatory asset or earnings, and the amount attributable to all other factors, which would be recognized as a regulatory asset or within other comprehensive income. Since management believes, based on consideration of the criteria above, that no credit loss exists as of March 31, 2010 and management does not have the intent to sell its investments in auction rate debt securities and the investments in debt securities within its captive insurance portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments to earnings necessary as of both March 31, 2010 and 2009.

See Note 8 for additional information related to fair value measurements for investments in auction rate debt securities.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any other-than-temporary impairment losses should be recognized.

Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain short-term investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

The estimated fair values of short-term and long-term investments classified as available-for-sale for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana are as follows (in millions):

Duke Energy

	March 31, 2010			December 31, 2009
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Equity Securities	$387	$(28)	$1,313	$337	$(30)	$1,216
Corporate Debt Securities	30	(20)	271	14	(2)	256
Municipal Bonds	2	(8)	80	2	(8)	83
U.S. Government Bonds	11	(1)	287	11	(1)	290
Auction Rate Debt Securities	—	(48)	202	—	(53)	198
Other	5	(1)	226	18	(18)	211

Total long-term investments	$435	$(106)	$2,379	$382	$(112)	$2,254

(a)	The table above includes unrealized gains and losses of $426 million and $55 million, respectively, at March 31, 2010 and unrealized gains and losses of $374 million and $56 million, respectively, at December 31, 2009 associated with investments held in the NDTF. Additionally, the table above includes unrealized gains of $3 million and an insignificant amount of unrealized losses, respectively, at March 31, 2010 and unrealized gains of $1 million and an insignificant amount of unrealized losses, respectively, at December 31, 2009 associated with investments held in the Duke Energy Indiana grantor trust. As discussed above, unrealized losses on investments within the NDTF and Duke Energy Indiana grantor trust are deferred as a regulatory asset pursuant to regulatory accounting treatment.

Debt securities held at March 31, 2010, which includes auction rate securities based on the stated maturity date, mature as follows: $68 million in less than one year, $180 million in one to five years, $186 million in six to 10 years and $632 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010			As of December 31, 2009
	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$169	$(27)	$(1)	$164	$(7)	$(23)
Corporate Debt Securities	36	(20)	—	38	—	(2)
Municipal Bonds	38	(8)	—	59	—	(8)
U.S. Government Bonds	75	(1)	—	93	(1)	—
Auction Rate Debt Securities(b)	202	(48)	—	198	(53)	—
Other	39	(1)	—	51	(15)	(3)

Total long-term investments	$559	$(105)	$(1)	$603	$(76)	$(36)

(a)	The table above includes fair values of $269 million and $298 million at March 31, 2010 and December 31, 2009, respectively, associated with investments held in the NDTF. Additionally, the table above includes fair values of $9 million and $27 million at March 31, 2010 and December 31, 2009, respectively, associated with investments held in the Duke Energy Indiana grantor trust.
(b)	See Note 8 for information about fair value measurements related to investments in auction rate debt securities.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

	March 31, 2010			December 31, 2009
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$385	$(26)	$1,243	$336	$(27)	$1,156
Corporate Debt Securities	27	(20)	202	10	(2)	195
Municipal Bonds	1	(8)	53	1	(8)	56
U.S. Government Bonds	11	—	240	11	(1)	258
Auction Rate Debt Securities	—	(16)	66	—	(16)	66
Other	2	(1)	108	16	(18)	100

Total long-term investments	$426	$(71)	$1,912	$374	$(72)	$1,831

Debt securities held at March 31, 2010, which includes auction rate securities based on the stated maturity date, mature as follows: $48 million in less than one year, $111 million in one to five years, $136 million in six to 10 years and $374 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of March 31, 2010 and December 31, 2009.

	As of March 31, 2010			As of December 31, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$143	$(26)	$—	$145	$(4)	$(23)
Corporate Debt Securities	20	(20)	—	27	—	(2)
Municipal Bonds	29	(8)	—	32	—	(8)
U.S. Government Bonds	59	—	—	64	(1)	—
Auction Rate Debt Securities(a)	66	(16)	—	66	(16)	—
Other	18	(1)	—	30	(16)	(2)

Total long-term investments	$335	$(71)	$—	$364	$(37)	$(35)

(a)	See Note 8 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Indiana

	March 31, 2010			December 31, 2009
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$2	$—	$44	$—	$—	$42
Municipal Bonds	1	—	27	1	—	27
Other	—	—	1	—	—	1

Total long-term investments	$3	$—	$72	$1	$—	$70

Debt securities held at March 31, 2010 mature as follows: $16 million in one to five years, $6 million in six to 10 years and $6 million thereafter.

At Duke Energy Indiana, as of March 31, 2010 and December 31, 2009, $9 million and $27 million, respectively, carrying value of available-for-sale equity and debt securities were in an insignificant unrealized loss position for which other-than-temporary impairment losses have not been recorded.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

10. Variable Interest Entities

A VIE is an entity that is evaluated for consolidation by more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. If an entity is determined to be a VIE, a qualitative analysis of control determines the party that consolidates a VIE based on what party has the power to direct the most significant activities of a legal entity that impact its economic performance as well as what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

As discussed in Note 17, the Duke Energy Registrants adopted new accounting rules associated with VIEs effective January 1, 2010. There were no material changes in decisions on consolidation of VIEs except for the adoption of new accounting rules that required Duke Energy to consolidate Cinergy Receivables, as discussed in Note 1.

CONSOLIDATED VIEs

The table below shows the VIEs that Duke Energy and Duke Energy Carolinas consolidates and how these entities impact Duke Energy’s and Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. All entities listed in the table below are consolidated by Duke Energy, while only Duke Energy Receivables Finance Company, LLC (DERF) is also consolidated by Duke Energy Carolinas. None of these entities is consolidated by Duke Energy Ohio or Duke Energy Indiana.

	Cinergy Receivables	DERF	CinCap V	Duke Energy
	(in millions)
At March 31, 2010
Condensed Consolidated Balance Sheets
Receivables Restricted: VIEs	$626	$574	$—	$1,200
Receivables	—	—	11	11
Current Assets: Other	—	—	2	2
Investments and Other Assets: Other	—	—	107	107

Total Assets	626	574	120	1,320
Non-recourse notes payable of VIEs	350	—	—	350
Interest accrued	—	—	1	1
Current Maturities of Long-Term Debt	—	—	8	8
Current Liabilities: Other	—	—	2	2
Long-Term Debt: Non-recourse VIE	—	300	79	379
Deferred Credits and Other Liabilities: Other	—	—	22	22

Total Liabilities	350	300	112	762

Net Duke Energy Corporation Shareholder’s Equity	$276	$274	$8	$558

There was no financial support provided during the quarter for the above VIEs that was not previously contractually required.

Cinergy Receivables. Cinergy Receivables was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to Cinergy Receivables. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by Cinergy Receivables through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by Cinergy Receivables to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. The proceeds obtained by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by Cinergy Receivables against these receivables is non-recourse to the general credit of Duke Energy, and is the sole source of funds to satisfy the debt obligation for the accounts receivable sold and the associated cash collected. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of Cinergy Receivables and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to Cinergy Receivables may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. The amount borrowed fluctuates based on the amount of receivables sold. The debt is classified as short-term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is October 2010; however, Duke Energy expects to extend that expiration by one year prior to its current expiration.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Cinergy Receivables is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of Cinergy Receivables are not funded by Cinergy. The most significant activity of Cinergy Receivables relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, as discussed in Note 1, effective January 1, 2010, Duke Energy began consolidating Cinergy Receivables. Neither Duke Energy Ohio or Duke Energy Indiana consolidate Cinergy Receivables.

Prior to the consolidation of Cinergy Receivables by Duke Energy, Duke Energy’s Condensed Consolidated Balance Sheets reflected the retained interest in the accounts receivable transferred to Cinergy Receivables as Receivables and its equity in Cinergy Receivables within Investments in Equity Method Unconsolidated Affiliates. The retained interest balance of $340 million at December 31, 2009 has been reclassified to Restricted Receivables of Variable Interest Entities on Duke Energy’s Condensed Consolidated Balance Sheets to conform to current year presentation.

DERF. Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citibank, N.A., which expires in September 2011. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivable). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

The obligations of DERF under the facility are non-recourse to Duke Energy Carolinas. DERF is considered a VIE because the equity capitalization is insufficient to support its operations. If deficiencies in the net worth of DERF were to occur, those deficiencies would be cured through funding from Duke Energy Carolinas. In addition, the most significant activity of DERF relates to the decisions made with respect to the management of delinquent receivables. Since those decisions are made by Duke Energy Carolinas and any net worth deficiencies of DERF would be cured through funding from Duke Energy Carolinas, Duke Energy Carolinas met the accounting requirements to consolidate DERF effective January 1, 2010.

As DERF has historically been consolidated by Duke Energy Carolinas, the adoption of the new accounting rules related to VIEs effective January 1, 2010 had no significant impact on Duke Energy Carolinas’ Condensed Consolidated Financial Statements.

CinCap V. CinCap V was created to finance and execute individual power sale agreements with Central Maine Power Company for approximately 35 MW of capacity. This agreement expires in 2016. CinCap V is considered a VIE because the equity capitalization is insufficient to support its operations. As Cinergy has the power to direct the most significant activities of the entity, which are the decisions to hedge and finance the power sales agreement, CinCap V is consolidated by Duke Energy.

As CinCap V has historically been consolidated by Duke Energy, the adoption of the new accounting rules related to VIEs effective January 1, 2010 had no significant impact on Duke Energy’s Condensed Consolidated Financial Statements.

NON-CONSOLIDATED VIEs

The table below shows the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact Duke Energy’s, Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets. As discussed above and in Note 1, while Duke Energy began consolidating Cinergy Receivables effective January 1, 2010, Duke Energy Ohio and Duke Energy Indiana do not consolidate Cinergy Receivables as they are not the primary beneficiary. The non-consolidated VIEs related to Commercial Power’s wind business and other DEGS businesses are reflected only in Duke Energy’s Condensed Consolidated Financial Statements. The adoption of new accounting rules related to VIEs effective January 1, 2010 did not have any significant impact on the presentation of these non-consolidated VIEs on any of the Duke Energy Registrants’ Condensed Consolidated Financial Statements. The table also provides information on the maximum exposure to loss.

	Cinergy Receivables- Duke Energy Ohio	Cinergy Receivables- Duke Energy Indiana	Wind Assets	Other	Eliminations	Total Duke Energy
	(in millions)
At March 31, 2010
Condensed Consolidated Balance Sheets
Receivables	$157	$116	$—	$—	$(273)	$—
Investments in equity method unconsolidated affiliates	—	—	108	27	—	135
Intangibles	—	—	—	125	—	125

Total Assets	$157	$116	$108	$152	$(273)	$260

At March 31, 2010
Loss exposure in excess of carrying value
Maximum exposure to loss	$157	$116	$108	$152	$(273)	$260
Net carrying value	157	116	108	152	(273)	260
Loss exposure in excess of carrying value	—	—	—	—	—	—

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

No financial support was provided to any of the unconsolidated VIEs during the three months ended March 31, 2010 that was not previously contractually required.

Cinergy Receivables. As discussed above and in Note 1, Cinergy Receivables is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to $157 million and $193 million at March 31, 2010 and December 31, 2009, respectively, for Duke Energy Ohio, and $116 million and $146 million at March 31, 2010 and December 31, 2009, respectively, for Duke Energy Indiana, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets at March 31, 2010 and December 31, 2009. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for Duke Energy Ohio in 2010 were an anticipated credit loss ratio of 0.8%, a discount rate of 2.6% and a receivable turnover rate of 12.5%. The key assumptions used in estimating the fair value for Duke Energy Indiana in 2010 were an anticipated credit loss ratio of 0.5%, a discount rate of 2.6% and a receivable turnover rate of 10.3%. Because the receivables generally turnover in less than two months, credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and the purchased beneficial interest is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

The following table shows the gross and net receivables sold, retained interests, purchased beneficial interest, sales, and cash flows during the three months ended March 31, 2010:

Three Months Ended March 31, 2010	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of March 31,	$419	$234
Less: Retained interests	157	116

Net receivables sold as of March 31,	$262	$118

Purchased beneficial interest
Sales
Receivables sold	$889	$621
Loss recognized on sale	8	4
Cash flows
Cash proceeds from receivables sold	$918	$647
Return received on retained interests	5	3

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable, which were insignificant for each of the three months ended March 31, 2010 and 2009, are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations.

The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end London Interbank Offered Rate (LIBOR) plus a fixed rate of 2.39%.

Wind Assets. Duke Energy’s Commercial Power business segment has investments in various entities that generate electricity through the use of wind power. Some of these entities are VIEs which are not consolidated. Instead, Duke Energy’s investment is recorded under the equity method of accounting. These entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.

Other. Duke Energy’s Commercial Power business segment has investments in various other entities that are VIEs which are not consolidated. Most of these entities provide on-site generation for certain industrial facilities. These entities are VIEs due to the issuance of performance guarantees issued by a related party of the equity investor to the on-site projects industrial customer. As a result, these entities are not considered to have sufficient equity to support their activities. Additionally, Duke Energy has a 9% ownership interest in Ohio Valley Electric Corporation (OVEC), which is considered a VIE. Through its ownership interest in OVEC, Duke Energy has a contractual arrangement to receive power from the jointly owned and operated power plant. The value of this contract was recorded as an intangible when Duke Energy acquired Cinergy in April 2006.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

11. Earnings Per Common Share (EPS)

Basic EPS is computed by dividing net income attributable to Duke Energy common stockholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2010 and 2009.

	Income	Average Shares	EPS
	(in millions, except per-share amounts)
Three Months Ended March 31, 2010
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$444	1,310	$0.34

Effect of dilutive securities:
Stock options, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$444	1,311	$0.34

Three Months Ended March 31, 2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$341	1,282	$0.27

Effect of dilutive securities:
Stock options, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$341	1,283	$0.27

As of March 31, 2010 and 2009, 18 million and 20 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

During the three months ended March 31, 2010 and 2009, Duke Energy received proceeds of $30 million and $170 million, respectively, from the sale of common stock issued to fulfill obligations under its Dividend Reinvestment Plan (DRIP) and other internal plans, including 401(k) plans.

12. Stock-Based Compensation

For employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy recorded pre-tax stock-based compensation expense for the three months ended March 31, 2010 and 2009 as follows:

	Three Months Ended March 31,
	2010(a)	2009(a)
	(in millions)
Stock Options	$2	$2
Phantom Awards	8	7
Performance Awards	6	4

Total	$16	$13

(a)	Excludes stock-based compensation cost capitalized of $1 million for each of the three months ended March 31, 2010 and 2009.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The tax benefit associated with the recorded expense for the three months ended March 31, 2010 and 2009 was $6 million and $5 million, respectively.

13. Employee Benefit Obligations

Net periodic benefit costs disclosed in the tables below for the qualified pension, non-qualified pension and other post-retirement benefit plans represent the cost of the respective benefit plan to the Duke Energy Registrants for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

Duke Energy

The following table shows the components of the net periodic benefit costs for the Duke Energy U.S. qualified and non-qualified pension plans and other post-retirement benefit plans.

	Three Months Ended March 31, 2010			Three Months Ended March 31, 2009
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$24	$1	$2	$20	$—	$2
Interest cost on benefit obligation	62	2	9	65	3	11
Expected return on plan assets	(94)	—	(4)	(91)	—	(4)
Amortization of prior service cost/(credit)	1	1	(3)	2	1	(2)
Amortization of net transition liability	—	—	2	—	—	3
Amortization of loss/(gain)	12	—	1	1	—	(1)
Contractual termination benefit cost	10	—	—	—	—	—
Other	5	—	—	4	—	—

Net periodic costs	$20	$4	$7	$1	$4	$9

(a)	Excludes regulatory asset amortization of $4 million and $3 million for the three months ended March 31, 2010 and 2009, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $2 million for each of the three months ended March 31, 2010 and 2009, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. In February 2009, Duke Energy made an approximate $500 million cash contribution to its U.S. qualified pension plans.

Each of the Subsidiary Registrants participate in qualified pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Duke Energy. The net periodic benefit costs shown in the tables below represent the allocated cost of the respective benefit plan for the periods presented. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and other post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the respective subsidiary registrant. These allocated amounts are included in the governance and shared services costs for each subsidiary registrant discussed in Note 16. Effective January 1, 2010, Duke Energy became plan sponsor of the legacy Cinergy qualified plans. Effective January 31, 2010, Duke Energy became plan sponsor of the legacy Cinergy non-qualified plans.

Duke Energy Carolinas

	Three Months Ended March 31,
	2010	2009
	(in millions)
Qualified Pension cost/(benefit)	$4	$(2)
Non-qualified Pension cost	1	1
Other Post-retirement cost	4	4

In February 2009, Duke Energy Carolinas made a cash contribution of $74 million, which represented its proportionate share of a $500 million contribution to Duke Energy’s qualified pension plans.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy is the sponsor of Duke Energy Carolinas’ qualified pension plans, non-qualified pension plans and other post-retirement benefit plans. Duke Energy Carolinas has elected an accounting policy to not reflect the funded status of these plans on its Condensed Consolidated Balance Sheets.

Duke Energy Ohio

	Three Months Ended March 31,
	2010	2009
	(in millions)
Qualified Pension cost(a)	$1	$1
Other Post-retirement cost(b)	—	—

(a)	Excludes regulatory asset amortization of $2 million and $1 million for the three months ended March 31, 2010 and 2009, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $1 million for each of the three months ended March 31, 2010 and 2009, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

In February 2009, Duke Energy Ohio made a cash contribution of $143 million, which represented its proportionate share of a $500 million total contribution to Duke Energy’s qualified pension plans.

See Note 16 for additional information related to amounts reflected on Duke Energy Ohio’s Condensed Consolidated Balance Sheets associated with obligations associated with qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Ohio by Duke Energy.

Duke Energy Indiana

	Three Months Ended March 31,
	2010	2009
	(in millions)
Qualified Pension cost	$3	$3
Other Post-retirement cost	2	3

In February 2009, Duke Energy Indiana made a cash contribution of $100 million, which represented its proportionate share of a $500 million total contribution to Duke Energy’s qualified pension plans.

See Note 16 for additional information related to amounts reflected on Duke Energy Indiana’s Condensed Consolidated Balance Sheets associated with obligations associated with qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Indiana by Duke Energy.

Employee Savings Plan

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of $31 million and $27 million during the three months ended March 31, 2010 and 2009, respectively.

The Subsidiary Registrants participate in Duke Energy sponsored employee savings plans. The following table shows the respective Subsidiary Registrants’ expense related to its proportionate share of pre-tax employer matching contributions.

	Three Months Ended March 31,
	2010	2009
	(in millions)
Duke Energy Carolinas	$12	$11
Duke Energy Ohio	2	1
Duke Energy Indiana	3	2

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

14. Severance

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees. Also in January 2010, Duke Energy announced that it will consolidate certain corporate office functions, resulting in transitioning over the next two years of approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position within Duke Energy or remain with Duke Energy through a transition period, at which time a severance benefit would be paid under Duke Energy’s ongoing severance plan. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, the window closed March 31, 2010. Approximately 900 employees accepted the voluntary severance program.

At March 31, 2010, total estimated cost associated with the voluntary severance program and office consolidation is $180 million. Of this amount, Duke Energy recorded expenses of $68 million during the first quarter of 2010, of which $41 million was recorded by Duke Energy Carolinas, $10 million was recorded by Duke Energy Ohio and $10 million was recorded by Duke Energy Indiana. As certain employees who accepted the voluntary severance program have significant retention periods, the remaining costs will be recognized ratably over the remaining service period of the employees, with the substantial majority of the remaining costs to be recognized throughout the remainder of 2010. There were no cash payments associated with this voluntary severance program during the first quarter of 2010.

Additionally, Duke Energy believes that it is possible that the voluntary severance plan may trigger settlement accounting or curtailment accounting with respect to its pension and other post-retirement benefit plans. At this time, management is unable to determine the likelihood that settlement or curtailment accounting will be triggered.

15. Income Taxes and Other Taxes

Duke Energy or its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions. The taxable income of Duke Energy and its subsidiaries is reflected in Duke Energy’s U.S. federal and state income tax returns. These subsidiaries have a tax sharing agreement with Duke Energy where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that each of these subsidiaries would incur if it were a separate company filing its own tax return as a C-Corporation.

Duke Energy. At March 31, 2010 and December 31, 2009, Duke Energy had unrecognized tax benefits of $663 million and $664 million, respectively. Of the amount of unrecognized tax benefits at March 31, 2010, $303 million, if recognized, would affect the effective tax rate or a regulatory liability; however, Duke Energy is currently unable to estimate the specific effect to either. At March 31, 2010, Duke Energy had $12 million that, if recognized, would be recorded as a component of discontinued operations. It is reasonably possible that Duke Energy will reflect a $350 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

Duke Energy Carolinas. At March 31, 2010 and December 31, 2009, Duke Energy Carolinas had unrecognized tax benefits of $516 million and $517 million, respectively. Of the amount of unrecognized tax benefits at March 31, 2010, $286 million, if recognized, would affect the effective tax rate or a regulatory liability; however, Duke Energy Carolinas is currently unable to estimate the specific effect to either. It is reasonably possible that Duke Energy Carolinas will reflect a $300 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

Duke Energy Ohio. At both March 31, 2010 and December 31, 2009, Duke Energy Ohio had unrecognized tax benefits of $32 million. Of the amount of unrecognized tax benefits at March 31, 2010, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. It is reasonably possible that Duke Energy Ohio will reflect an $18 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

Duke Energy Indiana. At both March 31, 2010 and December 31, 2009, Duke Energy Indiana had unrecognized tax benefits of $28 million. Of the amount of unrecognized tax benefits at March 31, 2010, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. It is reasonably possible that Duke Energy Indiana will reflect a $14 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 1999. Management expects years 1999 through 2003 will be submitted to Joint Committee on Taxation for final review in the second quarter of 2010. The years 2004 and 2005 are in Appeals. The Internal Revenue Service (IRS) is currently auditing the federal income tax returns for years 2006 and 2007. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2000.

The effective tax rates for each of the Duke Energy Registrants are as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
Duke Energy	33.6%	34.0%
Duke Energy Carolinas	37.5%	34.3%
Duke Energy Ohio	34.8%	35.4%
Duke Energy Indiana	34.0%	36.3%

In the first quarter of 2010, a $17 million write-off of deferred tax assets was recorded due to a change in tax treatment of the Medicare Part D subsidy due to the passing of the health care reform legislation. Of this amount, $14 million was recorded by Duke Energy Carolinas.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Excise Taxes. Certain excise taxes levied by state or local governments are collected by the Duke Energy Registrants from its customers. These taxes, which are required to be paid regardless of the Duke Energy Registrants’ ability to collect from the customer, are accounted for on a gross basis. When each of the Duke Energy Registrants act as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Excise taxes for each Duke Energy Registrant accounted for on a gross basis and recorded as revenues in the respective Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009
	(in millions)
Duke Energy Carolinas	$38	$33
Duke Energy Ohio	37	40
Duke Energy Indiana	7	8

Total Duke Energy	$82	$81

16. Related Party Transactions

Duke Energy Carolinas

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 are as follows:

Assets/(Liabilities)

	March 31, 2010(a)	December 31, 2009(a)
	(in millions)
Current assets(b)	$127	$149
Non-current assets(c)	38	34
Current liabilities(d)	(255)	(177)
Non-current liabilities(e)	—	(16)
Net deferred tax liabilities(f)	(3,159)	(3,025)

(a)	Balances exclude assets or liabilities associated with money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2010, $2 million is classified as Receivables and $125 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at March 31, 2010 and December 31, 2009 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at March 31, 2010, $(214) million is classified as Accounts payable and $(41) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $(170) million is classified as Accounts payable and $(7) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets.
(e)	The balance at December 31, 2009 is classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at March 31, 2010, $(3,253) million is classified as Deferred income taxes and $94 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $(3,087) million is classified as Deferred income taxes and $62 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2010 and 2009, Duke Energy Carolinas recorded governance and shared services expenses of $234 million and $191 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $6 million and $7 million for the three months ended March 31, 2010 and 2009, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $8 million and $4 million for the three months ended March 31, 2010 and 2009, respectively.

As discussed further in Note 5, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, for each of the three months ended March 31, 2010 and 2009 was insignificant. The expenses associated with money pool activity, which are recorded in Interest Expense on the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2010 and 2009 were insignificant and $1 million, respectively.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

In February 2010, Duke Energy Carolinas paid a $200 million dividend to its parent, Duke Energy.

Duke Energy Ohio

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010(a)	December 31, 2009(a)
	(in millions)
Current assets(b)	$56	$31
Non-current assets(c)	46	26
Current liabilities(d)	(146)	(200)
Non-current liabilities(e)	(40)	(2)
Net deferred tax liabilities(f)	(1,570)	(1,535)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2010, $13 million is classified as Receivables and $43 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $20 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at March 31, 2010 and December 31, 2009 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at March 31, 2010, ($68) million is classified as Accounts payable, $(75) million is classified as Taxes accrued and ($3) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, ($191) million is classified as Accounts payable and ($9) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets.
(e)	The balances at March 31, 2010 and December 31, 2009, are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at March 31, 2010, $(1,538) million is classified as Deferred income taxes, $(49) million is classified as Other within Current Liabilities, and $17 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Deferred income taxes on the Condensed Consolidated Balance Sheets.

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2010 and 2009, Duke Energy Ohio recorded governance and shared services expenses of $103 million and $100 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $5 million and $4 million for the three months ended March 31, 2010 and 2009, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost. Rental income and other cost recoveries were $1 million and $2 million for the three months ended March 31, 2010 and 2009, respectively.

As discussed further in Note 13, Duke Energy Ohio participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations of $255 million at March 31, 2010 and $253 million at December 31, 2009. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit costs	$251	$249

Additionally, as discussed in Note 10, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was $5 million for each of the three months ended March 31, 2010 and 2009.

As discussed further in Note 5, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, for each of the three months ended March 31, 2010 and 2009 was insignificant. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, for each of the three months ended March 31, 2010 and 2009 was insignificant.

Duke Energy Indiana

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of March 31, 2010 and December 31, 2009 are as follows:

	March 31, 2010(a)	December 31, 2009(a)
	(in millions)
Current assets(b)	$38	$26
Non-current assets(c)	16	16
Current liabilities(d)	(99)	(127)
Non-current liabilities(e)	(52)	(20)
Net deferred tax liabilities(f)	(774)	(679)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2010, $32 million is classified as Receivables and $6 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $15 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at March 31, 2010 and December 31, 2009 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at March 31, 2010, $(60) million is classified as Accounts payable and $(39) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Accounts payable on the Condensed Consolidated Balance Sheets.
(e)	The balances at March 31, 2010 and December 31, 2009 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at March 31, 2010, $(845) million is classified as Deferred income taxes and $71 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Deferred income taxes on the Condensed Consolidated Balance Sheets.

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2010 and 2009, Duke Energy Indiana recorded governance and shared services expenses of $84 million and $93 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison Insurance Company Limited, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $2 million for each of the three months ended March 31, 2010 and 2009 and are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $1 million and $2 million for the three months ended March 31, 2010 and 2009, respectively.

As discussed further in Note 13, Duke Energy Indiana participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations of $315 million at March 31, 2010 and $316 million at December 31, 2009. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2010	December 31, 2009
	(in millions)
Other current liabilities	$3	$2
Accrued pension and other post-retirement benefit costs	$312	$314

Additionally, as discussed in Note 10, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

note, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was $3 million for each of the three months ended March 31, 2010 and 2009.

As discussed further in Note 5, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, for each of the three months ended March 31, 2010 and 2009 was insignificant. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, for the three months ended March 31, 2010 and 2009 was insignificant and $1 million, respectively.

In February 2010, Duke Energy Indiana received a $225 million capital contribution from its parent, Cinergy.

17. New Accounting Standards

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to March 31, 2009 and the impact of such adoption, if applicable, has been presented in the respective Condensed Consolidated Financial Statements of the Duke Energy Registrants:

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 860—Transfers and Servicing (ASC 860). In June 2009, the FASB issued revised accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. This revised accounting guidance eliminates the concept of a qualifying special-purpose entity (QSPE) and requires those entities which were not subject to consolidation under previous accounting rules to now be assessed for consolidation. In addition, this accounting guidance clarifies and amends the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and requires additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, this revised accounting guidance is effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement is prohibited. Since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy did not consolidate Cinergy Receivables, and the transfers have been accounted for as sales. Effective with adoption of this revised accounting guidance and ASC 810-Consolidation (ASC 810), as discussed below, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs was impacted as Duke Energy began consolidating Cinergy Receivables effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation was not impacted by the adoption of ASC 860. See Note 10 for additional information.

ASC 810. In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a VIE. This revised accounting guidance also requires an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modifies existing accounting guidance to require an ongoing evaluation of a VIEs primary beneficiary and amends the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this accounting guidance requires enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement. For the Duke Energy Registrants, this accounting guidance is effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Effective with adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs was impacted as Duke Energy began consolidating Cinergy Receivables effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation was not impacted by the adoption of ASC 810. This revised accounting guidance did not have a significant impact on any of the Duke Energy Registrants’ other interests in VIEs. See Note 10 for additional disclosures required by the revised accounting guidance in ASC 810.

18.	Subsequent Events

For information on subsequent events related to regulatory matters, commitments and contingencies, and debt and credit facilities, see Notes 3, 4 and 5, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company primarily located in the Americas. Duke Energy operates in the United States (U.S.) primarily through its wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in South and Central America through International Energy.

When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.

Management’s Discussion and Analysis should be read in conjunction with the respective Unaudited Condensed Consolidated Financial Statements.

Duke Energy

EXECUTIVE OVERVIEW

Net income attributable to Duke Energy was $445 million for the first quarter of 2010 as compared to $344 million for the first quarter of 2009. Diluted earnings per share increased from $0.27 per share in the first quarter of 2009 to $0.34 per share in the first quarter of 2010 primarily due to the increase in net income in the first quarter of 2010 as compared to the same period in 2009, as described further below. Income from continuing operations was $445 million for the first quarter of 2010 as compared to $346 million for the same period in 2009. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $1,013 million for the first quarter of 2010 as compared to $764 million for the same period in 2009.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$3,594	$3,312	$282
Operating expenses	2,835	2,637	198
Gains on sales of other assets and other, net	2	6	(4)

Operating income	761	681	80
Other income and expenses, net	120	28	92
Interest expense	210	184	26

Income from continuing operations before income taxes	671	525	146
Income tax expense from continuing operations	226	179	47

Income from continuing operations	445	346	99
Income from discontinued operations, net of tax	—	3	(3)

Net income	445	349	96
Less: Net income attributable to noncontrolling interests	—	5	(5)

Net income attributable to Duke Energy Corporation	$445	$344	$101

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended March 31, 2010 as Compared to March 31, 2009. Consolidated operating revenues for the three months ended March 31, 2010 increased $282 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $168 million increase at U.S. Franchised Electric and Gas (USFE&G). See Operating Revenues discussion within “Segment Results” for USFE&G below for further information;

•	An $81 million increase at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information; and

•	A $42 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information.

Partially offsetting these increases was:

•	An $8 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

PART I

Consolidated Operating Expenses

Three Months Ended March 31, 2010 as Compared to March 31, 2009. Consolidated operating expenses for the three months ended March 31, 2010 increased $198 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $98 million increase at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information;

•	A $57 million increase at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information;

•	A $24 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information; and

•	A $22 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information.

Consolidated Gains on Sales of Other Assets and Other, Net

Consolidated gains on sales of other assets and other, net, was $2 million and $6 million for the three months ended March 31, 2010 and 2009, respectively. The decrease is attributable primarily to lower net gains on sales of emission allowances, primarily due to losses on sales of emission allowances at Commercial Power in 2010 compared to gains in 2009.

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2010 increased $80 million compared to the same period in 2009. Drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Consolidated other income and expenses, net for the three months ended March 31, 2010 increased $92 million compared to the same period in 2009. The increase was driven primarily by a $33 million charge in 2009 associated with performance guarantees issued on behalf of the Crescent JV (Crescent), a higher equity component of allowance for funds used during construction (AFUDC) of $27 million due to additional capital spending for ongoing construction projects and higher equity earnings of $23 million due substantially to an $18 million increase from International Energy’s investment in National Methanol Company (NMC).

Consolidated Interest Expense

Consolidated interest expense for the three months ended March 31, 2010 increased $26 million compared to the same period in 2009. The increase is due primarily to higher debt balances, partially offset by a higher debt component of AFUDC due to increased spending on capital projects.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended March 31, 2010 increased $47 million compared to the same period in 2009. The increase is primarily the result of higher pre-tax income and a $17 million write-off of deferred tax assets due to a change in the tax treatment of the Medicare Part D subsidy due to the passing of health care reform legislation in the first quarter of 2010. The effective tax rate for the both the three months ended March 31, 2010 and 2009 was 34%.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (excluding certain allocated corporate governance costs), after deducting amounts attributable to noncontrolling interests related to those profits (EBIT). On a segment basis, EBIT excludes discontinued operations, represents all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and is net of the amounts attributable to noncontrolling interests related to those profits. Cash, cash equivalents and short-term investments are managed centrally by Duke Energy, so interest and dividend income on those balances, as well as gains and losses on remeasurement of foreign currency denominated balances, are excluded from the segments’ EBIT. Management considers segment EBIT to be a good indicator of each segment’s operating performance from its continuing operations, as it represents the results of Duke Energy’s ownership interest in operations without regard to financing methods or capital structures.

See Note 2 to the Unaudited Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

Duke Energy’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Three Months Ended March 31,
	2010	2009
	(in millions)
USFE&G	$744	$557
Commercial Power	129	114
International Energy	140	93

Total reportable segment EBIT	1,013	764
Other	(146)	(90)

Total reportable segment and Other EBIT	867	674
Interest expense	(210)	(184)
Interest income and other(a)	11	27
Add back of noncontrolling interest component of reportable segment and Other EBIT	3	8

Consolidated income from continuing operations before income taxes	$671	$525

PART I

(a)	Other within Interest Income and other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segment and Other EBIT.

Noncontrolling interest amounts presented in certain tables below includes only expenses and benefits related to EBIT of Duke Energy’s joint ventures. It does not include the noncontrolling interest component related to interest and taxes of the joint ventures.

Segment EBIT, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements.

USFE&G

USFE&G includes the regulated operations of Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Kentucky and certain regulated operations of Duke Energy Ohio.

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$2,676	$2,508	$168
Operating expenses	1,998	1,974	24
Gains on sales of other assets and other, net	2	—	2

Operating income	680	534	146
Other income and expenses, net	64	23	41

EBIT	$744	$557	$187

Duke Energy Carolinas’ GWh sales(a)	21,516	20,430	1,086
Duke Energy Midwest’s GWh sales(a)(b)	15,161	14,552	609
Net proportional MW capacity in operation(c)	26,947	27,438	(491)

(a)	Gigawatt-hours (GWh).
(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.
(c)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three months ended March 31, 2010 compared to the same period in the prior year.

Three Months Ended March 31, 2010
Increase (decrease) over prior year
Residential sales(a)	13.1%
General service sales(a)	1.3%
Industrial sales(a)	4.3%
Wholesale power sales	(2.8)%
Total Duke Energy Carolinas sales(b)	5.3%
Average number of customers	0.5%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of electric customers for Duke Energy Midwest for the three months ended March 31, 2010 compared to the same period in the prior year.

Three Months Ended March 31, 2010
Increase (decrease) over prior year
Residential sales(a)	2.1%
General service sales(a)	(1.4)%
Industrial sales(a)	11.6%
Wholesale power sales	3.3%
Total Duke Energy Midwest sales(b)	4.2%
Average number of customers	0.4%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended March 31, 2010 as Compared to March 31, 2009

Operating Revenues. The increase was driven primarily by:

•

A $65 million net increase in retail rates and rate riders primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases;

•

A $48 million increase in GWh and thousand cubic feet (Mcf) sales to retail customers due to favorable weather conditions in 2010 compared to the same period in 2009. For the Carolinas, heating degree days for the first quarter of 2010 were 22% above normal as compared to 6% above normal during the same period in 2009. For the Midwest, heating degree days for the first quarter of 2010 were 11% above normal as compared to 4% above normal during the same period in 2009. The number of heating degree days recorded in February 2010 in the Carolinas was the highest for that month in the last thirty years;

•

A $33 million increase in weather adjusted sales volumes to electric retail customers reflecting increased demand, primarily in the residential and industrial sectors, and slight growth in the number of residential and general service electric customers in USFE&G’s service territory. The number of electric residential and general service customers in 2010 has increased by approximately 12,000 in the Carolinas and by approximately 6,000 in the Midwest compared to 2009; and

•

An $8 million increase in wholesale power revenues, net of sharing, primarily due to increased sales volumes to customers served under long-term contracts and higher prices on near-term sales primarily as a result of the favorable weather in 2010.

Operating Expenses. The increase was driven primarily by:

•	A $35 million increase in depreciation and amortization due primarily to increases in depreciation as a result of additional capital spending and amortization of regulatory assets.

Partially offsetting this increase was:

•

An $8 million decrease in operating and maintenance expense primarily due to overall lower storm costs and lower power and gas delivery maintenance costs in 2010, partially offset by higher outage costs at nuclear and fossil generation stations.

Other Income and Expenses, net. The increase resulted primarily from a higher equity component of AFUDC from additional capital spending for ongoing construction projects and higher deferred returns.

EBIT. As discussed above, the increase resulted primarily from overall net higher retail rates and rate riders, favorable weather, higher weather adjusted sales volumes, decreased storm and power delivery costs, higher equity component of AFUDC and higher wholesale power revenues. These positive impacts were partially offset by increased depreciation and amortization and higher outage costs at nuclear and fossil generation stations.

Matters Impacting Future USFE&G Results

See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW integrated gasification combined cycle (IGCC) plant at Duke Energy Indiana’s Edwardsport Generating Station.

USFE&G evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact USFE&G’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment Assessments in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of the 2009 annual impairment analysis, the fair value of USFE&G’s reporting units exceeded their respective carrying value, thus no goodwill impairment charges were recorded. However, the fair value of the Ohio Transmission and Distribution reporting unit (Ohio T&D), which had a goodwill balance of $700 million as of March 31, 2010, exceeded the carrying value of equity by less than 15% at August 31, 2009, the date of the most recent annual goodwill impairment test. Management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2010 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would perform an interim impairment test of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this test. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the weighted average cost of capital (WACC) and the equity valuations of peer companies, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

Commercial Power

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$579	$537	$42
Operating expenses	458	436	22
Gains on sales of other assets and other, net	(1)	5	(6)

Operating income	120	106	14
Other income and expenses, net	9	8	1

EBIT	$129	$114	$15

Actual plant production, GWh	6,606	6,296	310
Net proportional MW capacity in operation	8,005	7,920	85

PART I

Three Months Ended March 31, 2010 as Compared to March 31, 2009

Operating Revenues. The increase was driven primarily by:

•

A $37 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2010 compared to 2009 and margin earned from participation in wholesale auctions in 2010;

•	A $15 million increase in PJM capacity revenues due to additional MWs participating in the auction and higher cleared auction pricing in 2010 compared to 2009; and

•	A $13 million increase in wind generation revenues due to additional wind generation facilities placed in service after the first quarter of 2009.

Partially offsetting these increases was:

•

A $22 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and the economy net of higher retail pricing under the Electric Security Plan (ESP) in 2010.

Operating Expenses. The increase was driven primarily by:

•	A $40 million increase in wholesale fuel expenses due to higher generation volumes and less favorable hedge realizations in 2010 as compared to 2009; and

•

A $13 million increase in depreciation and administrative expenses associated with wind projects placed in service after the first quarter of 2009 and the continued development of the renewable business in 2010.

Partially offsetting these increases were:

•	A $16 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $8 million in 2010 compared to losses of $8 million in 2009; and

•	A $12 million decrease in operating expenses primarily resulting from fewer plant outages in 2010 compared to 2009.

Gains on Sales of Other Assets and Other, net. The decrease in 2010 as compared to 2009 is attributable to losses on sales of emission allowances in 2010 compared to gains in 2009.

EBIT. As discussed above, the increase is primarily attributable to higher PJM capacity revenues and increased wholesale revenues net of lower retail revenues driven by the economy and customer switching.

Matters Impacting Future Commercial Power Results

Continuing low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customer switching in the second half of 2009 and that trend has continued into 2010. The overall impacts of customer switching could have a significant impact on Commercial Power’s results. Additionally, these evolving market conditions may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of March 31, 2010, Commercial Power had regulatory assets of $112 million related to the timing of collections under its ESP and mark-to-market losses on certain economic hedges.

In the third quarter of 2009, Commercial Power recorded a goodwill impairment charge of $371 million within its non-regulated generation reporting unit to write down the goodwill to its implied fair value. As a result of this impairment charge, the carrying value of goodwill associated with the non-regulated generation reporting unit of $500 million is equivalent to its implied fair value as of the impairment testing date. This impairment charge was based on a number of factors, including a decline in load forecast, depressed current and forward market power prices, customer switching and carbon emission legislation and/or Environmental Protection Agency (EPA) regulation developments. Should the assumptions used related to these factors change in the future as a result of then market conditions, as well as any acceleration in the timing of carbon emission legislation/EPA regulation developments, it is possible that further goodwill impairment charges could be recorded. For further information on key assumptions that impact Commercial Power’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment Assessments in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

International Energy

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$336	$255	$81
Operating expenses	218	161	57
Gains on sales of other assets and other, net	(1)	—	(1)

Operating income	117	94	23
Other income and expenses, net	29	6	23
Expense attributable to noncontrolling interest	6	7	(1)

EBIT	$140	$93	$47

Sales, GWh	5,691	4,658	1,033
Net proportional MW capacity in operation	4,055	4,014	41

PART I

Three Months Ended March 31, 2010 as Compared to March 31, 2009

Operating Revenues. The increase was driven primarily by:

•	A $32 million increase in Central America as a result of higher dispatch due to drier weather and higher average sales prices;

•	A $29 million increase in Brazil due to favorable exchange rates and volumes, partially offset by lower average spot prices;

•	A $16 million increase in Ecuador as a result of higher dispatch due to drier weather; and

•	A $7 million increase in Peru due to higher average hydrocarbon sales prices and favorable exchange rates.

Operating Expenses. The increase was driven primarily by:

•	A $29 million increase in Central America primarily due to higher fuel consumption as a result of higher dispatch;

•	A $13 million increase in Brazil due to unfavorable exchange rates and the recording of a bad debt provision;

•	An $11 million increase in Peru due to higher purchased power costs and higher hydrocarbon royalty costs; and

•	A $10 million increase in Ecuador due to higher fuel consumption as a result of higher dispatch.

Other Income and Expenses, net. The increase was primarily driven by an $18 million increase in equity earnings from NMC due to higher methanol and methyl tertiary butyl ether (MTBE) prices and higher MTBE volumes.

EBIT. As discussed above, the increase was primarily due to higher equity earnings from NMC, favorable exchange rates, primarily in Brazil, and favorable results in Central America and Ecuador.

Matters Impacting Future International Energy Results

International Energy is committed to selectively growing its Latin American power generation business while continuing to maximize the returns and cash flow from its current portfolio. However, International Energy periodically evaluates all of its businesses to ensure those businesses continue to align with its overall strategies. As such, International Energy is in the early stages of exploring a possible sale of certain long-lived assets in Latin America. The estimated fair value for these assets currently being evaluated for potential sale is less than carrying value. Consistent with generally accepted accounting principles (GAAP), write-downs to fair value have not been recorded on these long-lived assets as the forecasted undiscounted cash flows for the assets exceed the carrying value. In 2010, it is possible that a write-down of the carrying value of these assets to fair value could occur if a sale at an amount below carrying value becomes likely.

Other

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$28	$36	$(8)
Operating expenses	186	88	98
Gains on sales of other assets and other, net	2	1	1

Operating income	(156)	(51)	(105)
Other income and expenses, net	7	(38)	45
(Benefit) expense attributable to noncontrolling interest	(3)	1	4

EBIT	$(146)	$(90)	$(56)

Three Months Ended March 31, 2010 as Compared to March 31, 2009

Operating Revenues. The decrease was primarily due to mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating Expenses. The increase was driven primarily by $68 million of employee severance costs related to the first quarter 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, a $16 million donation to the Duke Energy Foundation, which is a non-profit organization funded by Duke Energy shareholders that makes charitable contributions to selected non-profits and government subdivisions, and higher corporate costs.

Other Income and Expenses, net. The increase was driven primarily by a 2009 charge related to certain guarantees Duke Energy had issued on behalf of Crescent and positive returns on investments that support benefit obligations in 2010 compared to losses on these investments in 2009.

EBIT. As discussed above, the reduction was due primarily to employee severance costs and a donation to the Duke Energy Foundation, partially offset by a 2009 charge related to Crescent guarantees.

Matters Impacting Future Other Results

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees. Also in January 2010, Duke Energy announced that it will consolidate certain corporate office functions, resulting in transitioning over the next two years of approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position within Duke Energy or remain with Duke Energy through a transition period, at which time a severance benefit would be paid under Duke Energy’s ongoing severance plan. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, the window closed March 31, 2010. Approximately 900 employees accepted the voluntary severance program.

PART I

At March 31, 2010, total estimated costs associated with the voluntary severance program and office consolidation are $180 million. Of this amount, Duke Energy recorded expenses of $68 million during the first quarter of 2010. As certain employees who accepted the voluntary severance program have significant retention periods, the remaining costs will be recognized ratably over the remaining service period of the employees, with the substantial majority of the remaining costs to be recognized throughout the remainder of 2010. There were no cash payments associated with this voluntary severance program during the first quarter of 2010.

Additionally, Duke Energy believes that it is possible that the voluntary severance plan may trigger settlement accounting or curtailment accounting with respect to its pension and other post-retirement benefit plans. At this time, management is unable to determine the likelihood that settlement or curtailment accounting will be triggered.

Additionally, Duke Energy has a 50% ownership interest in Crescent, a partnership for U.S. tax purposes. Crescent filed for Chapter 11 Bankruptcy in a U.S. Bankruptcy Court in June 2009. As of March 31, 2010, Duke Energy believes it is more likely than not that all tax benefits associated with its investment in Crescent will be realized. However, the form, timing and structure of Crescent’s future emergence from bankruptcy remain unresolved. Based on this uncertainty, as of March 31, 2010, it is reasonably possible that Duke Energy could incur a future tax liability related to its inability to fully utilize tax losses associated with its partnership interest in Crescent and the resolution of Crescent’s emergence from bankruptcy.

Duke Energy Carolinas

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Duke Energy Carolinas’ Unaudited Condensed Consolidated Financial Statements.

Duke Energy Carolinas, a wholly-owned subsidiary of Duke Energy, is an electric utility company that generates, transmits, distributes and sells electricity in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Three Months Ended March 31,
	2010	2009	Increase
	(in millions)
Operating revenues	$1,545	$1,353	$192
Operating expenses	1,200	1,047	153
Gains on sales of other assets and other, net	2	—	2

Operating income	347	306	41
Other income and expenses, net	50	26	24
Interest expense	90	85	5

Income before income taxes	307	247	60
Income tax expense	115	85	30

Net income	$192	$162	$30

The $30 million increase in Duke Energy Carolinas’ net income for the three months ended March 31, 2010 compared to March 31, 2009 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $75 million increase in retail rates primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases;

•

A $46 million increase in fuel revenues driven primarily by increased GWh sales to retail customers, resulting from favorable weather conditions, and increased fuel rates in North Carolina. Fuel revenues represent sales to retail and wholesale customers;

•

A $36 million increase in GWh sales to retail customers due to favorable weather. The number of heating degree days for the first quarter of 2010 were 22% above normal as compared to 6% above normal during the same period in 2009. The number of heating degree days recorded in February 2010 was the highest for that month in the last thirty years; and

•

A $22 million increase in weather adjusted sales volumes to retail customers primarily due to increased demand in the residential sector. Residential sales, on a weather-adjusted basis, increased by slightly less than 3% compared to the same period in 2009, with total weather-adjusted retail sales for all classes up a little over 2%.

Operating Expenses. The increase was primarily due to:

•

An $83 million increase in operating and maintenance expenses primarily due to severance and benefit costs associated with a voluntary severance plan offered to employees in February 2010, higher outage costs at nuclear and fossil generation plants and higher storm costs;

•	A $50 million increase in fuel expense (including purchased power) primarily due to increased retail demand resulting from favorable weather conditions; and

•	A $15 million increase in depreciation and amortization expense primarily due to increased amortization of certain regulatory assets.

PART I

Other Income and Expenses, net. The increase is primarily due to a higher equity component of AFUDC from additional capital spending for ongoing construction projects and higher deferred returns.

Income Tax Expense. The increase in income tax expense for the three months ended March 31, 2010 compared to the same period in the prior year was primarily due to higher pre-tax income and an increase in the effective tax rate. The effective tax rate was 37% for 2010 compared to 34% for the same period in 2009. The increase in the effective tax rate for 2010 was primarily attributable to a write-off of deferred tax assets due to a change in the tax treatment of the Medicare Part D subsidy due to the passing of health care reform legislation in the first quarter of 2010.

Matters Impacting Future Duke Energy Carolinas Results

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees, which included 4,033 Duke Energy Carolinas employees. 420 Duke Energy Carolinas employees accepted the voluntary severance program. Duke Energy Carolinas total estimated costs associated with the voluntary severance program is $105 million, which also includes an allocation of its proportionate share of benefits costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Carolinas. In the first quarter of 2010, Duke Energy Carolinas recorded charges of $41 million associated with this voluntary severance program. As certain employees who accepted the voluntary severance program have significant retention periods, the remaining costs will be recognized ratably over the remaining service period of the employees, with the substantial majority of the remaining costs to be recognized throughout the remainder of 2010.

Duke Energy Ohio

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Duke Energy Ohio’s Unaudited Condensed Consolidated Financial Statements.

Duke Energy Ohio is a wholly-owned subsidiary of Cinergy Corp. (Cinergy), which is a wholly-owned subsidiary of Duke Energy. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$977	$1,006	$(29)
Operating expenses	754	843	(89)
(Losses) gains on sales of other assets and other, net	(1)	4	(5)

Operating income	222	167	55
Other income and expenses, net	7	—	7
Interest expense	30	35	(5)

Income before income taxes	199	132	67
Income tax expense	69	47	22

Net income	$130	$85	$45

The $45 million increase in Duke Energy Ohio’s net income for the three months ended March 31, 2010 compared to March 31, 2009 was primarily due to the following factors:

Operating Revenues. The decrease was primarily driven by:

•	A $112 million decrease in retail electric revenues primarily resulting from increased customer switching levels; and

•	A $38 million decrease in regulated fuel revenues driven primarily by lower natural gas costs.

Partially offsetting these decreases were:

•

A $56 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $65 million in 2010 compared to gains of $9 million in 2009;

•

A $37 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2010 compared to 2009 and margin earned from participation in wholesale auctions in 2010;

•	A $15 million increase in PJM capacity revenues due to additional MWs participating in the auction and higher cleared auction pricing in 2010 compared to 2009; and

•	A $12 million increase related to native load due to more favorable weather conditions in 2010 compared to 2009.

PART I

Operating Expenses. The decrease was primarily driven by:

•	A $63 million decrease in retail fuel and purchased power expenses driven by the economy and increased customer switching levels in 2010 compared to 2009;

•	A $39 million decrease in regulated fuel expense primarily due to lower natural gas costs;

•	A $21 million decrease in operating expenses resulting from fewer plant outages in 2010 compared to 2009;

•	A $16 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $8 million in 2010 compared to losses of $8 million in 2009; and

•	A $9 million decrease in operating and maintenance expenses primarily due to lower storm costs largely driven by the impact of an ice storm in January 2009.

Partially offsetting these decreases were:

•	A $40 million increase in wholesale fuel expenses due to higher generation volumes and less favorable hedge realizations in 2010 as compared to 2009; and

•

A $10 million increase in employee severance costs related to the first quarter 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina.

Gains on Sales of Other Assets and Other, net. The decrease in 2010 as compared to 2009 was primarily attributable to losses on sales of emission allowances in 2010 compared to gains in 2009.

Other Income and Expenses, net. The increase in 2010 compared to 2009 is primarily attributable to interest income accrued for uncertain income tax positions and a 2009 adjustment to AFUDC related to certain projects placed in service prior to 2009.

Interest Expense. The decrease was primarily due to a 2009 adjustment to capitalized interest related to certain projects placed in service prior to 2009 partially offset by an increase in debt balances in 2010 compared to 2009.

Income Tax Expense. The increase was primarily the result of higher pre-tax income.

Matters Impacting Future Duke Energy Ohio Results

Continuing low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customer switching in the second half of 2009 and that trend has continued into 2010. The overall impacts of customer switching could have a significant impact on Commercial Power’s results. Additionally, these evolving market conditions may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of March 31, 2010, Commercial Power had regulatory assets of $112 million related to the timing of collections under its ESP and mark-to-market losses on certain economic hedges.

In the third quarter of 2009, Commercial Power recorded a goodwill impairment charge of $727 million within its non-regulated generation reporting unit to write down the goodwill to its implied fair value. As a result of this impairment charge, the carrying value of goodwill associated with the non-regulated generation reporting unit of $461 million is equivalent to its implied fair value as of the impairment testing date. This impairment charge was based on a number of factors, including a decline in load forecast, depressed current and forward market power prices, customer switching and carbon legislation and/or EPA regulation developments. Should the assumptions used, related to these factors, change in the future as a result of then market conditions, as well as any acceleration in the timing of carbon legislation/EPA developments, it is possible that further goodwill impairment charges could be recorded.

Franchised Electric and Gas evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment assessments if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. As of the date of the 2009 annual impairment analysis, the fair value of Franchised Electric and Gas’ reporting units exceeded their respective carrying value, thus no goodwill impairment charges were recorded. However, the fair value of the Ohio T&D reporting unit, which had a goodwill balance of $960 million as of March 31, 2010, exceeded the carrying value of equity by less than 15% at August 31, 2009, the date of the most recent annual goodwill impairment assessment. Management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2010 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would perform an interim impairment assessment of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this assessment. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the WACC and the equity valuations of peer companies, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and closed on February 24, 2010 for approximately 8,400 eligible employees, which includes approximately 69 Duke Energy Ohio employees. Also in January 2010, Duke Energy announced that it will consolidate certain corporate office functions, resulting in transitioning over the next two years of approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position within Duke Energy or remain with Duke Energy through a transition period, at which time a severance benefit would be paid under Duke Energy’s ongoing severance plan. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, the window closed March 31, 2010. Four employees of Duke Energy Ohio accepted the voluntary severance program.

Duke Energy Ohio’s total estimated costs associated with the voluntary severance program is $22 million, which primarily is comprised of an allocation of its proportionate share of benefits costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Ohio. In the first quarter of 2010, Duke Energy Ohio recorded charges of $10 million associated with this voluntary severance program. As certain employees who accepted the voluntary severance program have significant retention periods, the remaining costs will be recognized ratably over the remaining service period of the employees, with the substantial majority of the remaining costs to be recognized throughout the remainder of 2010.

PART I

Duke Energy Indiana

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Duke Energy Indiana’s Unaudited Condensed Consolidated Financial Statements.

Duke Energy Indiana is a wholly-owned subsidiary of Cinergy, which is a wholly-owned subsidiary of Duke Energy. Duke Energy Indiana is an electric utility company that generates, transmits, distributes and sells electricity in north central, central and southern Indiana.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Three Months Ended March 31,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$610	$613	$(3)
Operating expenses	489	511	(22)

Operating income	121	102	19
Other income and expenses, net	18	7	11
Interest expense	33	34	(1)

Income before income taxes	106	75	31
Income tax expense	36	27	9

Net income	$70	$48	$22

The $22 million increase in Duke Energy Indiana’s net income for the three months ended March 31, 2010 compared to March 31, 2009 was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•	A $12 million decrease in rate pricing primarily due to the negative impact on overall average prices of higher sales volumes, which were primarily to industrial customers; and

•	A $10 million decrease in fuel revenues (including the rider for emission allowances) primarily due to lower fuel rates in 2010 as compared to 2009.

Partially offsetting these decreases were:

•	A $9 million increase in weather normalized sales volumes to retail customers reflecting the improving economic conditions which are primarily impacting the industrial sector;

•	A $4 million increase in retail revenues primarily related to retail rates and recovery riders for certain capital and operating costs; and

•	A $4 million increase in retail revenues primarily related to favorable weather conditions in 2010 as compared to 2009.

Operating Expenses. The decrease was primarily due to:

•

A $16 million decrease in operation and maintenance primarily due to major storms in 2009, partially offset by costs associated with the first quarter 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina;

•	A $12 million decrease in fuel costs primarily due to lower purchased power and fuel used in generation; and

•	A $3 million decrease in property and other taxes primarily due to lower property taxes in 2010 as compared to 2009.

Partially offsetting these decreases was:

•

A $9 million increase in depreciation and amortization expense due primarily to increased depreciation from additional capital spending, adjustments made to certain environmental projects and software amortizations, and increased amortization of clean coal expenditures to match recovery through revenues.

Other Income and Expenses, net. The increase in 2010 compared to 2009 was primarily attributable to increased AFUDC in 2010 for additional capital spending related to Edwardsport IGCC new plant construction.

Income Tax Expense. Income tax expense increased primarily due to higher pre-tax income.

Matters Impacting Future Duke Energy Indiana Results

See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station.

In January 2010, Duke Energy announced plans to offer a voluntary severance plan to approximately 8,750 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on February 3, 2010 and

PART I

closed on February 24, 2010 for approximately 8,400 eligible employees, which includes approximately 170 Duke Energy Indiana employees. Also in January 2010, Duke Energy announced that it will consolidate certain corporate office functions, resulting in transitioning over the next two years of approximately 350 positions from its offices in the Midwest to its corporate headquarters in Charlotte, North Carolina. Employees who do not relocate have the option to elect to participate in the voluntary plan discussed above, find a regional position within Duke Energy or remain with Duke Energy through a transition period, at which time a severance benefit would be paid under Duke Energy’s ongoing severance plan. For employees affected by the consolidation of Duke Energy’s corporate functions in Charlotte, North Carolina, the window closed March 31, 2010. 29 employees of Duke Energy Indiana accepted the voluntary severance program.

Duke Energy Indiana’s total estimated costs associated with the voluntary severance program is $28 million, which primarily is comprised of an allocation of its proportionate share of benefits costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Indiana. In the first quarter of 2010, Duke Energy Indiana recorded charges of $10 million associated with this voluntary severance program. As certain employees who accepted the voluntary severance program have significant retention periods, the remaining costs will be recognized ratably over the remaining service period of the employees, with the substantial majority of the remaining costs to be recognized throughout the remainder of 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources is on a consolidated Duke Energy basis. Duke Energy’s significant cash requirements are largely due to the capital intensive nature of its operations, including capital expansion projects, fleet modernization and other expenditures for environmental compliance. Duke Energy relies upon its cash flows from operations, as well as its ability to access the long-term debt and equity capital markets for sources of liquidity. Additionally, Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, as discussed further below.

Operating Cash Flows

Net cash provided by operating activities was $1,121 million for the three months ended March 31, 2010 compared to $190 million for the same period in 2009, an increase in cash provided of $931 million. This change was driven primarily by:

•	Net income of $445 million in the three months ended March 31, 2010 compared to $349 million for the same period in 2009, and

•	A $500 million decrease in contributions to company sponsored pension plans.

Investing Cash Flows

Net cash used in investing activities was $1,236 million for the three months ended March 31, 2010 compared to $894 million for the same period in 2009, an increase in cash used of $342 million. This change was driven primarily by:

•	A $290 million increase in capital and investment expenditures,

•	A $35 million decrease in proceeds from sales of other assets, and

•	A $30 million increase in net purchases of available-for-sale securities.

Financing Cash Flows and Liquidity

Net cash used in financing activities was $347 million for the three months ended March 31, 2010 compared to net cash provided by financing activities of $919 million for the same period in 2009, a decrease in cash provided of $1,266 million. This change was driven primarily by:

•

A $1,470 million decrease in proceeds from issuances of long-term debt, net of repayments, as a result of net repayments of $160 million during 2010 as compared to net issuances of $1,310 million during 2009,

•	A $140 million decrease in proceeds from the issuance of common stock primarily related to the Dividend Reinvestment Plan and other internal plans, partially offset by

•

A $350 million increase in proceeds from issuances of notes payable and commercial paper, net of repayments, as a result of net issuances of $90 million during 2010 as compared to net repayments of $260 million during 2009.

Significant Financing Activities. In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

Available Credit Facilities and Restrictive Debt Covenants. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of March 31, 2010. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky, and Duke Energy Indiana are also reduced for amounts outstanding under the money pool arrangement.

PART I

Master Credit Facility Summary as of March 31, 2010 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper	—	(300)	—	(150)	(450)
Drawdown(d)	—	—	—	(123)	(123)
Outstanding Letters of Credit	(13)	(109)	—	—	(122)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,059	$336	$666	$96	$2,157

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at March 31, 2010. The Duke Energy Ohio sub limit is comprised of $650 million for Duke Energy Ohio and $100 million for Duke Energy Kentucky.
(d)	Classified as Long-term Debt on the respective Condensed Consolidated Balance Sheets as Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the term of the loan of the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace amounts drawn under the master credit facility.

In April 2010, Duke Energy and Duke Energy Carolinas entered into a new $200 million four-year unsecured revolving credit facility. Duke Energy and Duke Energy Carolinas are Co-Borrowers under this facility, with Duke Energy having a borrowing sub limit of $100 million and Duke Energy Carolinas having no borrowing sub limit. Upon closing of the facility, Duke Energy made an initial borrowing of $75 million for general corporate purposes.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2010, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Credit Ratings. Through May 1, 2010, the credit ratings of Duke Energy and its subsidiaries were unchanged from those disclosed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

Duke Energy’s credit ratings are dependent on, among other factors, the ability to generate sufficient cash to fund capital and investment expenditures and pay dividends on its common stock, while maintaining the strength of its current balance sheet. If, as a result of market conditions or other factors, Duke Energy is unable to maintain its current balance sheet strength, or if its earnings and cash flow outlook materially deteriorates, Duke Energy’s credit ratings could be negatively impacted.

Other Issues

Global Climate Change. For information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

PART I

The following discussion of off-balance sheet arrangements and contractual obligations is on a consolidated Duke Energy basis.

Off-Balance Sheet Arrangements

During the first quarter of 2010, there were no material changes to Duke Energy’s off-balance sheet arrangements other than Duke Energy’s consolidation of Cinergy Receivables Company, LLC effective January 1, 2010, which is discussed in Notes 1 and 10 to the Unaudited Condensed Consolidated Financial Statements, “Organization and Basis of Presentation” and “Variable Interest Entities,” respectively. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the first quarter of 2010, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

As of March 31, 2010, there are no new accounting standards that have been issued, but have not yet been adopted, that would have a significant impact on the financial results or disclosures of Duke Energy.

Subsequent Events

For information on subsequent events related to regulatory matters, commitments and contingencies and debt and credit facilities, see Note 3, “Regulatory Matters,” Note 4, “Commitments and Contingencies,” and Note 5, “Debt and Credit Facilities,” to the Unaudited Condensed Consolidated Financial Statements.

PART I

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the disclosures presented in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

PART I

Item 4. Controls and Procedures. – Duke Energy

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Energy in the reports it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by Duke Energy in the reports it files or submits under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, Duke Energy has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2010 and, other than the first quarter system changes described below, have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the first quarter of 2010, Duke Energy implemented a new treasury system used for cash and debt management. Additionally, Duke Energy implemented a new billing system to support its retail sales business. These system changes are a result of an evaluation of the previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy reviewed the implementation effort as well as the impact on Duke Energy’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

Item 4T. Controls and Procedures. – Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by each registrant in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by each registrant in the reports they file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, each registrant has evaluated the effectiveness of its disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, each registrant has evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2010 and, other than the first quarter system change described below, have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the first quarter of 2010, Duke Energy implemented a new treasury system used for cash and debt management. This system change is a result of an evaluation of the previous system and related process to support evolving operational needs, and is not the result of any identified deficiencies in the previous system. Each registrant reviewed the implementation effort as well as the impact on each registrant’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address this system change.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2010, see Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy’s, Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Duke Energy Registrants’ financial condition or future results. Additional risks and uncertainties not currently known to the Duke Energy Registrants or that the Duke Energy Registrants currently deem to be immaterial also may materially adversely affect the Duke Energy Registrants’ financial condition and/or results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for First Quarter of 2010

There were no issuer purchases of equity securities during the first quarter of 2010.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Duke Energy’s security holders during the first quarter of 2010.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*). Portions of the exhibit designated by a triple asterisk (***) have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities and Exchange Act of 1934.

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

*10.1***	Amended and Restated Engineering and Construction Agreement, dated as of March 8, 2010, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.	X	X

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

*31.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

*31.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*31.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*32.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*32.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*101	Financials in XBRL Format.	X	X	X	X

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.

PART II

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: May 7, 2010	/s/ LYNN J. GOOD
Lynn J. Good Group Executive and Chief Financial Officer

Date: May 7, 2010	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller