Form 10-Q
period 2010-06-30
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2010-08-06
CIK 20290, 30371, 81020, 1326160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Duke Energy Carolinas    Yes  ☐    No  ☐

Duke Energy Ohio    Yes  ☐    No  ☐

Duke Energy Indiana    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Duke Energy	Large accelerated filer	☒	Accelerated filer	☐
	Non-accelerated filer	☐	Smaller reporting company	☐

Duke Energy Carolinas	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Duke Energy Ohio	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Duke Energy Indiana	Large accelerated filer	☐	Accelerated filer	☐
	Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy    Yes  ☐    No  ☒

Duke Energy Carolinas    Yes  ☐    No  ☒

Duke Energy Ohio    Yes  ☐    No  ☒

Duke Energy Indiana    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of July 30, 2010 Registrant	Description	Shares

Duke Energy	Common Stock, par value $0.001	1,318,701,302

Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.

Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.

Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

INDEX

FORM 10-Q FOR THE QUARTER ENDED

JUNE 30, 2010

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Duke Energy Corporation (Duke Energy)

	Unaudited Condensed Consolidated Statements of Operations	3

	Unaudited Condensed Consolidated Balance Sheets	4

	Unaudited Condensed Consolidated Statements of Cash Flows	6

	Unaudited Condensed Consolidated Statements of Equity and Comprehensive Income	7

	Duke Energy Carolinas, LLC (Duke Energy Carolinas)

	Unaudited Condensed Consolidated Statements of Operations	8

	Unaudited Condensed Consolidated Balance Sheets	9

	Unaudited Condensed Consolidated Statements of Cash Flows	11

	Unaudited Condensed Consolidated Statements of Member’s Equity and Comprehensive Income	12

	Duke Energy Ohio, Inc. (Duke Energy Ohio)

	Unaudited Condensed Consolidated Statements of Operations	13

	Unaudited Condensed Consolidated Balance Sheets	14

	Unaudited Condensed Consolidated Statements of Cash Flows	16

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss)	17

	Duke Energy Indiana, Inc. (Duke Energy Indiana)

	Unaudited Condensed Consolidated Statements of Operations	18

	Unaudited Condensed Consolidated Balance Sheets	19

	Unaudited Condensed Consolidated Statements of Cash Flows	21

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income	22

	Combined Notes to Unaudited Condensed Consolidated Financial Statements for Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana	23

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	74

3.	Quantitative and Qualitative Disclosures About Market Risk	89

4.	Controls and Procedures	90

PART II. OTHER INFORMATION

1.	Legal Proceedings	91

1A.	Risk Factors	91

2.	Unregistered Sales of Equity Securities and Use of Proceeds	91

4.	Submission of Matters to a Vote of Security Holders	91

6.	Exhibits	92

	Signatures	93

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

•

Construction and development risks associated with the completion of Duke Energy Registrants’ capital investment projects in existing and new generation facilities, including risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards, as well as the ability to recover costs from ratepayers in a timely manner or at all;

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Regulated electric	$2,531	$2,388	$5,156	$4,933
Non-regulated electric, natural gas, and other	670	431	1,368	898
Regulated natural gas	86	94	357	394

Total operating revenues	3,287	2,913	6,881	6,225

Operating Expenses
Fuel used in electric generation and purchased power—regulated	789	772	1,608	1,621
Fuel used in electric generation and purchased power—non-regulated	282	157	560	305
Cost of natural gas and coal sold	46	54	236	276
Operation, maintenance and other	944	848	1,843	1,659
Depreciation and amortization	426	407	882	821
Property and other taxes	163	160	356	353
Goodwill and other impairment charges	656	—	656	—

Total operating expenses	3,306	2,398	6,141	5,035

Gains on Sales of Other Assets and Other, net	5	13	7	19

Operating (Loss) Income	(14)	528	747	1,209

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	36	19	65	25
Other income and expenses, net	88	100	179	122

Total other income and expenses	124	119	244	147

Interest Expense	212	186	422	370

(Loss) Income From Continuing Operations Before Income Taxes	(102)	461	569	986
Income Tax Expense from Continuing Operations	116	177	342	356

(Loss) Income From Continuing Operations	(218)	284	227	630
Income (Loss) From Discontinued Operations, net of tax	1	(2)	1	1

Net (Loss) Income	(217)	282	228	631
Less: Net Income Attributable to Noncontrolling Interests	5	6	5	11

Net (Loss) Income Attributable to Duke Energy Corporation	$(222)	$276	$223	$620

Earnings Per Share—Basic and Diluted
(Loss) income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$(0.17)	$0.22	$0.17	$0.48
Diluted	$(0.17)	$0.22	$0.17	$0.48
Income (loss) from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net (loss) income attributable to Duke Energy Corporation common shareholders
Basic	$(0.17)	$0.21	$0.17	$0.48
Diluted	$(0.17)	$0.21	$0.17	$0.48
Dividends per share	$0.485	$0.47	$0.725	$0.70
Weighted-average shares outstanding
Basic	1,314	1,288	1,312	1,284
Diluted	1,314	1,289	1,313	1,285

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$1,010	$1,542
Receivables (net of allowance for doubtful accounts of $46 at June 30, 2010 and $42 at December 31, 2009)	756	845
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $33 at June 30, 2010 and $6 at December 31, 2009)	1,218	896
Inventory	1,302	1,515
Other	1,157	968

Total current assets	5,443	5,766

Investments and Other Assets
Investments in equity method unconsolidated affiliates	358	436
Nuclear decommissioning trust funds	1,723	1,765
Goodwill	3,848	4,350
Intangibles, net	507	593
Notes receivable	42	45
Restricted other assets of variable interest entities	147	92
Other	2,417	2,526

Total investments and other assets	9,042	9,807

Property, Plant and Equipment
Cost	56,063	55,362
Cost, variable interest entities	624	—
Less accumulated depreciation and amortization	17,627	17,412

Net property, plant and equipment	39,060	37,950

Regulatory Assets and Deferred Debits
Deferred debt expense	252	258
Regulatory assets related to income taxes	712	557
Other	1,891	2,702

Total regulatory assets and deferred debits	2,855	3,517

Total Assets	$56,400	$57,040

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	June 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,234	$1,390
Notes payable and commercial paper	12	—
Non-recourse notes payable of variable interest entities	242	—
Taxes accrued	395	428
Interest accrued	243	222
Current maturities of long-term debt	318	902
Other	1,393	1,146

Total current liabilities	3,837	4,088

Long-term Debt	16,414	15,732

Non-recourse long-term debt of variable interest entities	805	381

Deferred Credits and Other Liabilities
Deferred income taxes	6,205	5,615
Investment tax credits	352	310
Asset retirement obligations	1,754	3,185
Other	5,770	5,843

Total deferred credits and other liabilities	14,081	14,953

Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,318 million and 1,309 million shares outstanding at June 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	20,789	20,661
Retained earnings	726	1,460
Accumulated other comprehensive loss	(389)	(372)

Total Duke Energy Corporation shareholders’ equity	21,127	21,750
Noncontrolling interests	136	136

Total equity	21,263	21,886

Total Liabilities and Equity	$56,400	$57,040

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$228	$631
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	979	917
Equity component of AFUDC	(110)	(64)
Severance expense	98	—
Gains on sales of other assets	(8)	(19)
Impairment of goodwill and other long-lived assets	658	12
Deferred income taxes	245	716
Equity in earnings of unconsolidated affiliates	(65)	(25)
Contributions to qualified pension plans	—	(500)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	6	(18)
Receivables	63	200
Inventory	217	(227)
Other current assets	40	(338)
Increase (decrease) in
Accounts payable	(124)	(300)
Taxes accrued	(43)	49
Other current liabilities	(121)	(130)
Other assets	117	63
Other liabilities	(56)	50

Net cash provided by operating activities	2,124	1,017

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,325)	(1,900)
Investment expenditures	(160)	(66)
Acquisitions, net of cash acquired	—	(114)
Purchases of available-for-sale securities	(1,232)	(1,845)
Proceeds from sales and maturities of available-for-sale securities	1,229	1,826
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	5	44
Purchases of emission allowances	(9)	(38)
Sales of emission allowances	17	27
Change in restricted cash	(37)	(40)
Other	4	(27)

Net cash used in investing activities	(2,508)	(2,133)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,363	2,064
Issuance of common stock related to employee benefit plans	112	286
Payments for the redemption of long-term debt	(948)	(729)
Notes payable and commercial paper	(16)	(148)
Distributions to noncontrolling interests	(5)	(33)
Dividends paid	(635)	(596)
Other	(19)	(8)

Net cash (used in) provided by financing activities	(148)	836

Net decrease in cash and cash equivalents	(532)	(280)
Cash and cash equivalents at beginning of period	1,542	986

Cash and cash equivalents at end of period	$1,010	$706

Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$353	$241
Dividends declared but not paid	$322	$310
Debt associated with the consolidation of variable interest entities	$342	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
					Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$(28)	$(351)	$20,988	$163	$21,151

Net income	—	—	—	620	—	—	—	—	620	11	631
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	177	—	—	—	177	9	186
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	—	—	—	18	18	—	18
Net unrealized gain on cash flow hedges(b)	—	—	—	—	—	1	—	—	1	—	1
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	14	—	—	14	—	14
Unrealized loss on investments in auction rate securities(d)	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Other(e)	—	—	—	—	—	—	1	—	1	—	1

Total comprehensive income									825	20	845

Common stock issuances, including dividend reinvestment and employee benefits	22	—	305	—	—	—	—	—	305	—	305
Common stock dividends	—	—	—	(906)	—	—	—	—	(906)	—	(906)
Changes in noncontrolling interest in subsidiaries	—	—	14	—	—	—	—	—	14	(49)	(35)

Balance at June 30, 2009	1,294	$1	$20,425	$1,321	$(129)	$(26)	$(33)	$(333)	$21,226	$134	$21,360

Balance at December 31, 2009	1,309	$1	$20,661	$1,460	$17	$(22)	$(31)	$(336)	$21,750	$136	$21,886

Net income	—	—	—	223	—	—	—	—	223	5	228
Other comprehensive loss
Foreign currency translation adjustments	—	—	—	—	(30)	—	—	—	(30)	(5)	(35)
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	—	—	—	15	15	—	15
Net unrealized loss on cash flow hedges(b)	—	—	—	—	—	(10)	—	—	(10)	—	(10)
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	2	—	—	2	—	2
Unrealized gain on investments in auction rate securities(d)	—	—	—	—	—		6	—	6	—	6

Total comprehensive income									206	—	206

Common stock issuances, including dividend reinvestment and employee benefits	9	—	128	—	—	—	—	—	128	—	128
Common stock dividends	—	—	—	(957)	—	—	—	—	(957)	—	(957)

Balance at June 30, 2010	1,318	$1	$20,789	$726	$(13)	$(30)	$(25)	$(321)	$21,127	$136	$21,263

(a)	Net of $5 tax expense in 2010 and $9 tax expense in 2009.
(b)	Net of $3 tax benefit in 2010 and insignificant tax expense in 2009.
(c)	Net of insignificant tax benefit in 2010 and $8 tax expense in 2009.
(d)	Net of $4 tax expense in 2010 and $3 tax benefit in 2009.
(e)	Net of insignificant tax expense in 2009.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues-Regulated Electric	$1,513	$1,290	$3,058	$2,643

Operating Expenses
Fuel used in electric generation and purchased power	458	364	912	768
Operation, maintenance and other	470	401	930	778
Depreciation and amortization	192	170	385	348
Property and other taxes	83	77	176	165

Total operating expenses	1,203	1,012	2,403	2,059

Gains on Sales of Other Assets and Other, net	3	13	5	13

Operating Income	313	291	660	597
Other Income and Expenses, net	62	27	112	53
Interest Expense	86	80	176	165

Income Before Income Taxes	289	238	596	485
Income Tax Expense	87	87	202	172

Net Income	$202	$151	$394	$313

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$13	$394
Receivables (net of allowance for doubtful accounts of $2 at June 30, 2010 and December 31, 2009)	476	839
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at June 30, 2010 and December 31, 2009)	646	556
Inventory	708	846
Other	340	313

Total current assets	2,183	2,948

Investments and Other Assets
Nuclear decommissioning trust funds	1,723	1,765
Other	1,096	1,130

Total investments and other assets	2,819	2,895

Property, Plant and Equipment
Cost	30,159	29,917
Less accumulated depreciation and amortization	10,755	10,692

Net property, plant and equipment	19,404	19,225

Regulatory Assets and Deferred Debits
Deferred debt expense	175	179
Regulatory assets related to income taxes	546	471
Other	181	972

Total regulatory assets and deferred debits	902	1,622

Total Assets	$25,308	$26,690

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	June 30, 2010	December 31, 2009
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$615	$703
Taxes accrued	136	137
Interest accrued	119	105
Current maturities of long-term debt	7	509
Other	435	478

Total current liabilities	1,312	1,932

Long-term Debt	7,304	6,857

Non-recourse long-term debt of variable interest entities	300	300

Deferred Credits and Other Liabilities
Deferred income taxes	3,296	3,087
Investment tax credits	209	178
Asset retirement obligations	1,669	3,098
Other	2,901	2,967

Total deferred credits and other liabilities	8,075	9,330

Commitments and Contingencies
Member’s Equity
Member’s Equity	8,348	8,304
Accumulated other comprehensive loss	(31)	(33)

Total member’s equity	8,317	8,271

Total Liabilities and Member’s Equity	$25,308	$26,690

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$394	$313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	476	439
Equity component of AFUDC	(83)	(55)
Severance expense	64	—
Gains on sales of other assets	(5)	(13)
Deferred income taxes	145	428
Contributions to qualified pension plans	—	(74)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	2
Receivables	(3)	159
Inventory	142	(161)
Other current assets	1	(272)
Increase (decrease) in
Accounts payable	(48)	(25)
Taxes accrued	(1)	(19)
Other current liabilities	(95)	(57)
Other assets	(1)	4
Other liabilities	(63)	6

Net cash provided by operating activities	923	675

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,190)	(1,031)
Purchases of available-for-sale securities	(640)	(1,367)
Proceeds from sales and maturities of available-for-sale securities	627	1,352
Sales of emission allowances	5	12
Change in restricted cash	—	9
Notes due from affiliate, net	303	25
Other	(4)	(24)

Net cash used in investing activities	(899)	(1,024)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	449	77
Payments for the redemption of long-term debt	(502)	(278)
Capital contribution from parent	—	250
Dividends to parent	(350)	—
Other	(2)	(1)

Net cash (used in) provided by financing activities	(405)	48

Net decrease in cash and cash equivalents	(381)	(301)
Cash and cash equivalents at beginning of period	394	323

Cash and cash equivalents at end of period	$13	$22

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$134	$126

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Loss
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2008	$7,349	$(27)	$(6)	$7,316

Net income	313	—	—	313
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	2	—	2
Unrealized loss on investments in auction rate securities(b)	—	—	(1)	(1)

Total comprehensive income				314
Advance forgiveness from parent	3	—	—	3
Capital contribution from parent	250	—	—	250

Balance at June 30, 2009	$7,915	$(25)	$(7)	$7,883

Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271

Net income	394	—	—	394
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	1	—	1
Unrealized gain on investments in auction rate securities(b)	—	—	1	1

Total comprehensive income				396
Dividend to parent	(350)	—	—	(350)

Balance at June 30, 2010	$8,348	$(23)	$(8)	$8,317

(a)	Net of $1 tax expense in 2010 and 2009.
(b)	Net of $1 tax expense in 2010 and insignificant tax benefit in 2009.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues
Regulated electric	$447	$558	$929	$1,148
Non-regulated electric and other	115	84	339	200
Regulated natural gas	87	94	358	394

Total operating revenues	649	736	1,626	1,742

Operating Expenses
Fuel used in electric generation and purchased power - regulated	129	209	270	417
Fuel used in electric generation and purchased power - non-regulated	97	46	181	105
Cost of natural gas and coal sold	20	32	178	225
Operation, maintenance and other	200	195	386	397
Depreciation and amortization	93	94	203	197
Property and other taxes	58	62	133	140
Goodwill and other impairment charges	837	—	837	—

Total operating expenses	1,434	638	2,188	1,481

Gains on Sales of Other Assets and Other, net	4	1	3	5

Operating (Loss) Income	(781)	99	(559)	266
Other Income and Expenses, net	7	5	14	5
Interest Expense	28	27	58	62

(Loss) Income Before Income Taxes	(802)	77	(603)	209
Income Tax (Benefit) Expense	(43)	32	26	79

Net (Loss) Income	$(759)	$45	$(629)	$130

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$16	$127
Receivables (net of allowance for doubtful accounts of $18 at June 30, 2010 and $17 at December 31, 2009)	757	563
Inventory	246	268
Other	135	176

Total current assets	1,154	1,134

Investments and Other Assets
Goodwill	921	1,598
Intangibles, net	266	332
Other	91	86

Total investments and other assets	1,278	2,016

Property, Plant and Equipment
Cost	10,075	10,243
Less accumulated depreciation and amortization	2,302	2,379

Net property, plant and equipment	7,773	7,864

Regulatory Assets and Deferred Debits
Deferred debt expense	23	24
Regulatory assets related to income taxes	87	83
Other	385	390

Total regulatory assets and deferred debits	495	497

Total Assets	$10,700	$11,511

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	June 30, 2010	December 31, 2009
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$355	$512
Notes payable	12	—
Taxes accrued	156	152
Interest accrued	26	26
Current maturities of long-term debt	7	19
Other	110	128

Total current liabilities	666	837

Long-term Debt	2,585	2,573

Deferred Credits and Other Liabilities
Deferred income taxes	1,534	1,577
Investment tax credits	10	11
Accrued pension and other post-retirement benefit costs	233	249
Asset retirement obligations	37	36
Other	365	330

Total deferred credits and other liabilities	2,179	2,203

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at June 30, 2010 and December 31, 2009	762	762
Additional paid-in capital	5,570	5,570
Retained deficit	(1,034)	(405)
Accumulated other comprehensive loss	(28)	(29)

Total common stockholder’s equity	5,270	5,898

Total Liabilities and Common Stockholder’s Equity	$10,700	$11,511

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(629)	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	204	198
Severance expense	21	—
Gains on sales of other assets and other, net	(3)	(5)
Impairment of goodwill and other long-lived assets	837	—
Deferred income taxes	(70)	100
Accrued pension and other post-retirement benefit costs	7	7
Contributions to qualified pension plans	—	(143)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	4
Receivables	71	19
Inventory	22	(17)
Other current assets	41	9
Increase (decrease) in
Accounts payable	(145)	(156)
Taxes accrued	—	(26)
Other current liabilities	(21)	—
Other assets	24	(14)
Other liabilities	(18)	18

Net cash provided by operating activities	339	124

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(189)	(223)
Purchases of emission allowances	(8)	(16)
Sales of emission allowances	9	10
Notes due from affiliate, net	(265)	(7)
Change in restricted cash	—	3

Net cash used in investing activities	(453)	(233)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	7	463
Redemption of long-term debt	(4)	(4)
Dividends to parent	—	(360)
Other	—	(3)

Net cash provided by financing activities	3	96

Net decrease in cash and cash equivalents	(111)	(13)
Cash and cash equivalents at beginning of period	127	27

Cash and cash equivalents at end of period	$16	$14

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$51	$34

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2008	$762	$5,570	$381	$(15)	$(28)	$6,670

Net income	—	—	130	—	—	130
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	—	—	13	—	13
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	3	3

Total comprehensive income						146
Dividends to parent	—	—	(360)	—	—	(360)

Balance at June 30, 2009	$762	$5,570	$151	$(2)	$(25)	$6,456

Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898

Net loss	—	—	(629)	—	—	(629)
Other comprehensive income
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	1	1

Total comprehensive loss						(628)

Balance at June 30, 2010	$762	$5,570	$(1,034)	$1	$(29)	$5,270

(a)	Net of $6 tax expense in 2009.
(b)	Net of $1 tax expense in 2010 and 2009.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Operating Revenues-Regulated Electric	$579	$550	$1,189	$1,163

Operating Expenses
Fuel used in electric generation and purchased power	201	199	426	436
Operation, maintenance and other	171	140	314	299
Depreciation and amortization	85	98	186	190
Property and other taxes	13	17	33	40

Total operating expenses	470	454	959	965

Operating Income	109	96	230	198

Other Income and Expenses, net	14	10	32	17
Interest Expense	34	39	67	73

Income Before Income Taxes	89	67	195	142
Income Tax Expense	32	27	68	54

Net Income	$57	$40	$127	$88

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$6	$20
Receivables (net of allowance for doubtful accounts of $1 at June 30, 2010 and December 31, 2009)	254	245
Inventory	260	312
Other	131	31

Total current assets	651	608

Investments and Other Assets
Intangibles, net	79	98
Other	113	134

Total investments and other assets	192	232

Property, Plant and Equipment
Cost	10,683	10,055
Less accumulated depreciation and amortization	3,240	3,129

Net property, plant and equipment	7,443	6,926

Regulatory Assets and Deferred Debits
Deferred debt expense	41	44
Regulatory assets related to income taxes	79	4
Other	581	596

Total regulatory assets and deferred debits	701	644

Total Assets	$8,987	$8,410

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	June 30, 2010	December 31, 2009
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$241	$354
Taxes accrued	49	47
Interest accrued	43	40
Current maturities of long-term debt	5	4
Other	91	123

Total current liabilities	429	568

Long-term Debt	3,095	3,086

Deferred Credits and Other Liabilities
Deferred income taxes	911	679
Investment tax credits	132	120
Accrued pension and other post-retirement benefit costs	308	314
Asset retirement obligations	44	42
Other	658	667

Total deferred credits and other liabilities	2,053	1,822

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at June 30, 2010 and December 31, 2009	1	1
Additional paid-in capital	1,358	1,008
Retained earnings	2,042	1,915
Accumulated other comprehensive income	9	10

Total common stockholder’s equity	3,410	2,934

Total Liabilities and Common Stockholder’s Equity	$8,987	$8,410

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$127	$88
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189	192
Equity component of AFUDC	(23)	(8)
Severance expense	26	—
Deferred income taxes and investment tax credit amortization	69	82
Contributions to qualified pension plans	—	(100)
Accrued pension and other post-retirement benefit costs	11	12
(Increase) decrease in
Receivables	(22)	43
Inventory	52	(52)
Other current assets	(31)	(14)
Increase (decrease) in
Accounts payable	(114)	(114)
Taxes accrued	(5)	3
Other current liabilities	(23)	13
Other assets	12	10
Other liabilities	(17)	(22)

Net cash provided by operating activities	251	133

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(644)	(406)
Purchases of available-for-sale securities	(12)	(15)
Proceeds from sales and maturities of available-for-sale securities	14	15
Purchases of emission allowances	(1)	(22)
Sales of emission allowances	3	5
Notes due from affiliate, net	15	(324)
Change in restricted cash	1	(50)
Other	(1)	(1)

Net cash used in investing activities	(625)	(798)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	12	776
Redemption of long-term debt	(2)	(371)
Capital contribution from parent	350	140
Other	—	(4)

Net cash provided by financing activities	360	541

Net decrease in cash and cash equivalents	(14)	(124)
Cash and cash equivalents at beginning of period	20	144

Cash and cash equivalents at end of period	$6	$20

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$140	$77

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2008	$1	$868	$1,714	$11	$2,594

Net income	—	—	88	—	88
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	(1)

Total comprehensive income					87
Capital contribution from parent	—	140	—	—	140

Balance at June 30, 2009	$1	$1,008	$1,802	$10	$2,821

Balance at December 31, 2009	$1	$1,008	$1,915	$10	$2,934

Net income	—	—	127	—	127
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	(1)

Total comprehensive income					126
Capital contribution from parent	—	350	—	—	350

Balance at June 30, 2010	$1	$1,358	$2,042	$9	$3,410

(a)	Net of insignificant tax benefit in 2010 and 2009.

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

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements

Index to Combined Notes To Unaudited Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Registrant	Applicable Notes
Duke Energy Corporation	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 17, 18, 19

Duke Energy Carolinas, LLC	1, 2, 3, 4, 5, 7, 8, 9, 10, 13, 14, 15, 16, 17, 18, 19

Duke Energy Ohio, Inc.	1, 2, 3, 4, 5, 6, 7, 8, 10, 13, 14, 15, 16, 17, 18, 19

Duke Energy Indiana, Inc.	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 13, 14, 15, 16, 17, 18, 19

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

These Unaudited Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and all majority-owned subsidiaries where the respective Duke Energy Registrants have control and those variable interest entities where the respective Duke Energy Registrants are the primary beneficiary. These Unaudited Condensed Consolidated Financial Statements also reflect Duke Energy Carolinas’ proportionate share of the Catawba Nuclear Station, as well as Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio, Indiana and Kentucky and Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

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

At June 30, 2010 and December 31, 2009, Duke Energy, Duke Energy Carolinas and Duke Energy Ohio had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Condensed Consolidated Balance Sheets as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Duke Energy	$687	$460
Duke Energy Carolinas	326	276
Duke Energy Ohio(a)	37	23

(a)	Primarily relates to wholesale sales within the Commercial Power segment.

Additionally, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables. Duke Energy Ohio and Duke Energy Indiana meet the revised sales/derecognition criteria of the new accounting rules and, therefore, continue to account for the transfers of receivables to Cinergy Receivables as sales, and accordingly the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to Cinergy Receivables at June 30, 2010 and December 31, 2009 were as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Duke Energy Ohio	$89	$126
Duke Energy Indiana	111	112

See Note 10 for additional information.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Asset Retirement Obligation. In the second quarter of 2010, Duke Energy Carolinas recorded a $1.5 billion correction of an error to reduce the nuclear decommissioning asset retirement obligation liability, with offsetting impacts to regulatory assets and property, plant and equipment. This correction had no impact on Duke Energy Carolinas’ results of operations or cash flows.

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

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25% interest in National Methanol Company (NMC), a leading regional producer of methanol and methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting. Through December 31, 2009, International Energy had a 25% ownership interest in Attiki Gas Supply S.A. (Attiki), a natural gas distributor located in Athens, Greece, which was accounted for under the equity method of accounting. In January 2010, the counterparty to Attiki’s non-recourse debt issued a notice of default due to Duke Energy’s failure to make a scheduled semi-annual installment payment of principal and interest following Duke Energy’s December 2009 decision to abandon its investment in Attiki and the related non-recourse debt.

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, DukeNet Communications, LLC (DukeNet), which Duke Energy has announced an agreement to sell a 50% ownership interest in as discussed further below, and related telecommunications businesses, Duke Energy Trading and Marketing, LLC (DETM), which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy and management is currently in the process of winding down, and Duke Energy’s effective 50% interest in the Crescent JV (Crescent), which is Duke Energy’s real estate joint venture that filed for Chapter 11 bankruptcy protection in June 2009 and emerged from bankruptcy in June 2010. Following the bankruptcy proceeding, Duke Energy no longer has any ownership interest in Crescent.

In June 2010, Duke Energy announced an agreement to sell a 50% ownership interest in DukeNet to Alinda Capital Partners LLC for $137 million. This transaction, which is expected to close in the third quarter of 2010, will result in Duke Energy and Alinda Capital Partners LLC becoming equal 50% owners in the new joint venture. The transaction price implies a total DukeNet enterprise value of $274 million. The net book value of DukeNet is $120 million at June 30, 2010. Subsequent to the closing of this transaction, Duke Energy will account for its interest in the new joint venture under the equity method of accounting.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated (Loss) Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2010
USFE&G(a)	$2,416	$6	$2,422	$671	$326
Commercial Power(b)	537	3	540	(604)	55
International Energy	310	—	310	126	21

Total reportable segments	3,263	9	3,272	193	402
Other	24	13	37	(122)	24
Eliminations	—	(22)	(22)	—	—
Interest expense	—	—	—	(212)	—
Interest income and other(c)	—	—	—	26	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	13	—

Total consolidated	$3,287	$—	$3,287	$(102)	$426

Three Months Ended June 30, 2009
USFE&G	$2,141	$8	$2,149	$500	$319
Commercial Power	473	1	474	79	49
International Energy	271	—	271	68	19

Total reportable segments	2,885	9	2,894	647	387
Other	28	14	42	(38)	20
Eliminations	—	(23)	(23)	—	—
Interest expense	—	—	—	(186)	—
Interest income and other(c)	—	—	—	31	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	7	—

Total consolidated	$2,913	$—	$2,913	$461	$407

Six Months Ended June 30, 2010
USFE&G(a)	$5,083	$15	$5,098	$1,415	$683
Commercial Power(b)	1,114	5	1,119	(475)	113
International Energy	646	—	646	266	42

Total reportable segments	6,843	20	6,863	1,206	838
Other	38	27	65	(268)	44
Eliminations	—	(47)	(47)	—	—
Interest expense	—	—	—	(422)	—
Interest income and other(c)	—	—	—	37	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	16	—

Total consolidated	$6,881	$—	$6,881	$569	$882

Six Months Ended June 30, 2009
USFE&G	$4,641	$16	$4,657	$1,057	$641
Commercial Power	1,008	3	1,011	193	104
International Energy	526	—	526	161	38

Total reportable segments	6,175	19	6,194	1,411	783
Other	50	28	78	(128)	38
Eliminations	—	(47)	(47)	—	—
Interest expense	—	—	—	(370)	—
Interest income and other(c)	—	—	—	58	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	15	—

Total consolidated	$6,225	$—	$6,225	$986	$821

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

(b)	As discussed in Note 6, in the second quarter of 2010, Commercial Power recorded impairment charges of $660 million, which consisted of a $500 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets.
(c)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	June 30, 2010	December 31, 2009
	(in millions)
USFE&G	$42,525	$42,763
Commercial Power	6,765	7,345
International Energy	4,027	4,067

Total reportable segments	53,317	54,175
Other	2,798	2,736
Reclassifications(a)	285	129

Total consolidated assets	$56,400	$57,040

(a)	Primarily represents reclassification of federal tax balances in consolidation.

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

Business Segment Data

	Unaffiliated Revenues(b)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2010
Franchised Electric(a)	$1,513	$436	$192

Total reportable segment	1,513	436	192
Other	—	(77)	—
Interest expense	—	(86)	—
Interest income	—	16	—

Total consolidated	$1,513	$289	$192

Three Months Ended June 30, 2009
Franchised Electric	$1,290	$354	$170

Total reportable segment	1,290	354	170
Other	—	(37)	—
Interest expense	—	(80)	—
Interest income	—	1	—

Total consolidated	$1,290	$238	$170

Six Months Ended June 30, 2010
Franchised Electric(a)	$3,058	$913	$385

Total reportable segment	3,058	913	385
Other	—	(159)	—

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues(b)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
Interest expense	—	(176)	—
Interest income	—	18	—

Total consolidated	$3,058	$596	$385

Six Months Ended June 30, 2009
Franchised Electric	$2,643	$716	$348

Total reportable segment	2,643	716	348
Other	—	(70)	—
Interest expense	—	(165)	—
Interest income	—	4	—

Total consolidated	$2,643	$485	$348

(a)	On December 7, 2009 and January 10, 2010, the North Carolina and South Carolina rate case settlement agreements were approved by the NCUC and PSCSC, respectively. Among other things, the rate case settlements included an annual base rate increase of $315 million in North Carolina to be phased-in primarily over a two-year period beginning January 1, 2010, and a $74 million annual base rate increase in South Carolina effective February 1, 2010.
(b)	There were no intersegment revenues for the three and six months ended June 30, 2010 and 2009.

Segment Assets

At June 30, 2010 and December 31, 2009, substantially all of Duke Energy Carolinas’ assets are owned by its Franchised Electric operating segment.

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

Business Segment Data

	Unaffiliated Revenues(d)	Segment EBIT/ Consolidated (Loss) Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2010
Franchised Electric and Gas(a) (b)	$322	$(134)	$49
Commercial Power(c)	327	(618)	44

Total reportable segments	649	(752)	93
Other	—	(25)	—
Interest expense	—	(28)	—
Interest income and other	—	3	—

Total consolidated	$649	$(802)	$93

Three Months Ended June 30, 2009
Franchised Electric and Gas	$309	$37	$51

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues(d)	Segment EBIT/ Consolidated (Loss) Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Commercial Power	427	80	43

Total reportable segments	736	117	94
Other	—	(16)	—
Interest expense	—	(27)	—
Interest income and other	—	3	—

Total consolidated	$736	$77	$94

Six Months Ended June 30, 2010
Franchised Electric and Gas(a)(b)	$837	$(33)	$112
Commercial Power(c)	789	(469)	91

Total reportable segments	1,626	(502)	203
Other	—	(52)	—
Interest expense	—	(58)	—
Interest income and other	—	9	—

Total consolidated	$1,626	$(603)	$203

Six Months Ended June 30, 2009
Franchised Electric and Gas	$849	$117	$103
Commercial Power	893	179	94

Total reportable segments	1,742	296	197
Other	—	(31)	—
Interest expense	—	(62)	—
Interest income and other	—	6	—

Total consolidated	$1,742	$209	$197

(a)	On July 8, 2009, the PUCO approved a $55 million annual increase in Duke Energy Ohio rates for electric delivery service. These new rates were effective July 13, 2009. Additionally, on December 29, 2009, the KPSC approved a $13 million increase in Duke Energy Kentucky annual base natural gas rates. New rates went into effect January 4, 2010.
(b)	In the second quarter of 2010, Franchised Electric and Gas recorded an impairment charge of $216 million related to the Ohio Transmission and Distribution reporting unit. This impairment charge was not recorded by Duke Energy. See Note 6 for additional information.
(c)	As discussed in Note 6, in the second quarter of 2010, Commercial Power recorded impairment charges of $621 million, which consisted of a $461 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets.
(d)	There was an insignificant amount of intersegment revenues for the three and six months ended June 30, 2010 and 2009.

Segment Assets

	June 30, 2010	December 31, 2009
	(in millions)
Franchised Electric and Gas	$5,962	$6,091
Commercial Power	4,781	5,489

Total reportable segments	10,743	11,580
Other	118	4
Eliminations and reclassifications	(161)	(73)

Total consolidated assets	$10,700	$11,511

Duke Energy Indiana

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

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2010
Franchised Electric	$579	$148	$85

Total reportable segment	579	148	85
Other	—	(27)	—
Interest expense	—	(34)	—
Interest income and other	—	2	—

Total consolidated	$579	$89	$85

Three Months Ended June 30, 2009
Franchised Electric	$550	$113	$98

Total reportable segment	550	113	98
Other	—	(12)	—
Interest expense	—	(39)	—
Interest income and other	—	5	—

Total consolidated	$550	$67	$98

Six Months Ended June 30, 2010
Franchised Electric	$1,189	$306	$186

Total reportable segment	1,189	306	186
Other	—	(50)	—
Interest expense	—	(67)	—
Interest income and other	—	6	—

Total consolidated	$1,189	$195	$186

Six Months Ended June 30, 2009
Franchised Electric	$1,163	$229	$190

Total reportable segment	1,163	229	190
Other	—	(22)	—
Interest expense	—	(73)	—
Interest income and other	—	8	—

Total consolidated	$1,163	$142	$190

(a)	There were no intersegment revenues for the three and six months ended June 30, 2010 and 2009.

Segment Assets

At June 30, 2010 and December 31, 2009, all of Duke Energy Indiana’s assets are owned by its Franchised Electric operating segment.

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

Duke Energy Indiana Energy Efficiency. On June 17, 2010, Duke Energy Indiana withdrew its request to implement the save-a-watt energy efficiency model approved by the IURC on February 10, 2010. Duke Energy Indiana plans to return to the IURC in the third quarter of 2010 with an updated plan that is complementary to the generic energy efficiency order already in place.

Duke Energy Kentucky Energy Efficiency. On January 27, 2010, Duke Energy Kentucky withdrew its application to implement save-a-watt and plans to file a revised portfolio in the future. Until that time, energy efficiency programs continue under Duke Energy Kentucky’s existing demand-side management program.

Duke Energy Indiana Storm Cost Deferrals. On July 22, 2009, Duke Energy Indiana filed a request with the IURC to defer storm costs associated with a January 27, 2009 ice storm, which caused $14 million of damage primarily to its distribution system. Duke Energy Indiana has requested to defer the retail jurisdictional portion of the incremental storm costs, which would otherwise be charged as operating expense, until Duke Energy Indiana’s next general rate proceeding. The costs at issue have been charged to operating expense pending an IURC order in this proceeding. Duke Energy Indiana filed its case-in-chief testimony on August 27, 2009, and an evidentiary hearing was held on November 12, 2009. On July 14, 2010, the IURC approved the request to defer $12 million of retail jurisdictional storm expense until the next retail rate proceeding.

Duke Energy Ohio Storm Cost Recovery. On December 11, 2009, Duke Energy Ohio filed an application with the PUCO to recover Hurricane Ike storm restoration costs of $31 million through a discrete rider. The PUCO granted the request to defer the costs associated with the storm recovery; however, they further ordered Duke Energy Ohio to file a separate action pursuant to which the actual amount of recovery would be determined. A hearing was held in May 2010, and Duke Energy Ohio is awaiting the PUCO’s decision.

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

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant (HAPs) emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply since Cliffside Unit 6 has been demonstrated to be a minor source of HAPs. After issuing a draft permit and holding public hearings on that draft permit in January 2009, the DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing operating conditions to assure that emissions stay below the major source threshold. In May 2009, four contested case petitions were filed appealing the March 13, 2009 final air permit. These four cases have been consolidated with each other and with the four consolidated cases filed in 2008, resulting in the dismissal of two of the four cases. The administrative law judge heard oral arguments on motions for summary judgment in July 2010. A decision on summary judgment is expected by the end of 2010. Construction of Cliffside Unit 6 is ongoing and is currently anticipated to be completed and in-service in 2012.

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

Duke Energy Indiana Edwardsport Integrated Gasification Combined Cycle (IGCC) Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost $2 billion (including $120 million of AFUDC). In August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc. (CAC), Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the air permit.

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

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. As Duke Energy Indiana experienced design modifications and scope growth above what was anticipated from the preliminary engineering design, capital costs to the IGCC project were anticipated to increase. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add $150 million, or about 6.4% to the total IGCC Project cost estimate, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy Indiana would present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. The evidentiary hearing for the fourth semi-annual update proceeding was held April 6, 2010, and an interim order was received on July 28, 2010. The order approves the implementation of an updated IGCC rider to recover costs incurred through September 30, 2009, effective immediately. The approvals are on an interim basis pending the outcome of the sub docket proceeding involving the revised cost estimate as discussed further below.

On June 2, 2010, Duke Energy Indiana filed a petition for its fifth semi-annual IGCC rider in an ongoing review proceeding with the IURC. The evidentiary hearing is scheduled for October 7, 2010, with an order expected in the first quarter of 2011. Duke Energy Indiana filed a new cost estimate for the IGCC project reflecting an estimated cost increase of $530 million on April 16, 2010, with its case-in-chief testimony. Duke Energy Indiana is requesting approval of the new cost estimate of $2.88 billion, including AFUDC, and for continuation of the existing cost recovery treatment. A major driver of the cost increase includes design changes reflected in the final engineering leading to increased scope and complexity. A hearing is scheduled to begin September 16, 2010, with an order expected in early 2011.

Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2 ) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The Indiana Office of Utility Consumer Counselor (OUCC) filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Energy Indiana. Intervenor, the Citizens Action Coalition of Indiana, Inc. (CAC) recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009, and an order is expected by the end of 2010.

Under the Edwardsport IGCC CPCN order and statutory provisions, Duke Energy Indiana is entitled to recover the costs reasonably incurred in reliance on the CPCN Order.

Construction of the Edwardsport IGCC plant is underway and is currently expected to be completed and placed in-service in 2012.

Federal Advanced Clean Coal Tax Credits. Duke Energy has been awarded $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for the Cliffside and Edwardsport projects. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. In November 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amended complaint; the motion is pending. On July 26, 2010, the District Court denied plaintiffs’ motion for preliminary injunction seeking to halt the issuance of the tax credits.

Other Matters.

Duke Energy Indiana SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requested approval of distribution formula rates or, in the alternative, a SmartGrid Rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also included a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. In response to issues raised by intervenors, Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. On June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. An evidentiary hearing was held on June 29, 2009. On November 4, 2009, the IURC issued an order that rejected the settlement agreement as incomplete and not in the public interest. The IURC cited the lack of defined benefits of the programs and encouraged the parties to continue the collaborative process outlined in the settlement or to consider smaller scale pilots or phased-in options. The IURC required the parties to present a procedural schedule within 10 days to address the underlying relief requested in the cause, and to supplement the record to address issues regarding the American Recovery and Reinvestment Act funding recently awarded by the DOE. A technical conference was held at the IURC on December 1, 2009, wherein a procedural schedule was established for the IURC’s continuing review of Duke Energy Indiana’s SmartGrid proposal. On April 16, 2010, Duke Energy Indiana filed supplemental testimony in support of a revised SmartGrid proposal. An evidentiary hearing was held in July 2010, and an IURC order is anticipated in the fourth quarter of 2010.

Duke Energy Ohio SmartGrid. Duke Energy Ohio filed an application on June 30, 2009, to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. The PUCO Staff has completed its audit and filed its comments. The PUCO Staff and intervenors, the Office of the Ohio Consumers’ Counsel (OCC) and Kroger Company, filed comments on October 8, 2009. The OCC and Duke Energy Ohio filed reply comments on October 15, 2009. A Stipulation and Recommendation was entered into by Duke Energy Ohio, Staff of the PUCO, Kroger Company, and Ohio Partners for Affordable Energy, which provides for a revenue increase of $4.2 million under the electric rider and $590,000 under the natural gas rider. The OCC did not oppose the Stipulation and Recommendation. A hearing on the Stipulation and Recommendation occurred on November 20, 2009. Approval of the Stipulation and Recommendation occurred in May 2010. Duke Energy Ohio filed its application for 2009 cost recovery in July 2010.

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

Regional Transmission Organization.

On May 20, 2010, Duke Energy Kentucky filed an application with the KPSC requesting permission to transfer control of certain of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from Midwest Independent Transmission System Operator, Inc. (Midwest ISO) to PJM Interconnection, LLC (PJM). There may be significant costs associated with this transition. A hearing date is anticipated to occur in the fourth quarter of 2010 with an order issued by the end of 2010. Duke Energy Kentucky expects to join PJM on January 1, 2012.

On June 25, 2010, Duke Energy Ohio and Duke Energy Kentucky submitted an Initial Filing to the FERC requesting that it issue an order by November 1, 2010 determining that the RTO realignment meets FERC standards for withdrawal from the RTO and approving the participation of Duke Energy Ohio and Duke Energy Kentucky load and resources in certain PJM reliability pricing model auctions. A decision on the application is expected in the fourth quarter of 2010.

4. Commitments and Contingencies

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

Remediation Activities. The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations, sites formerly owned or used by Duke Energy entities, and sites owned by third parties. Remediation typically involves management of contaminated soils and may involve groundwater remediation. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Reserves associated with remediation activities at certain manufactured gas plant sites have been recorded and it is anticipated that additional costs associated with remediation activities at certain of its sites will be incurred in the future. All of these sites generally are managed in the normal course of business or affiliate operations.

As of June 30, 2010 Duke Energy had a total reserve of $54 million, of which $30 million was recorded in the second quarter of 2010, related to remediation work at certain of its manufactured gas plant sites. Duke Energy Ohio has received an order from the PUCO to defer these costs. The PUCO will rule on the recovery of these costs at a future proceeding. Management believes it is probable that additional liabilities will be incurred as work progresses at Ohio manufactured gas plant sites; however, costs associated with future remediation cannot currently be estimated.

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

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime nitrogen oxide (NOx) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. On July 6, 2010, the EPA announced a proposed Transport Rule to replace the CAIR. The EPA proposed to establish state-level SO2 and NOx caps that would take effect in 2012. The SO2 caps would be reduced in 2014 for 15 of the 31 affected states. The EPA proposes to allow limited interstate trading and is taking comment on two more restrictive alternatives. Duke Energy cannot predict the outcome of this rulemaking, however, potential cost of complying with the final regulation may be significant. The EPA has indicated that it plans on finalizing the Transport Rule in June 2011.

The emission controls the Duke Energy Registrants are installing to comply with state specific clean air legislation contribute significantly to achieving compliance with the CAIR and future Transport Rule requirements. Additionally, Duke Energy expects to spend $75 million between 2010 and 2014 ($65 million in Ohio and $10 million in Indiana) to comply with Phase 1 of the CAIR. The IURC issued an order in 2006 granting Duke Energy Indiana $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule in Indiana.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend $375 million ($128 million at Duke Energy Carolinas, $79 million at Duke Energy Ohio and $168 million at Duke Energy Indiana) over the period 2010-2014 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems. The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of coal combustion products, primarily ash, from the Duke Energy Registrants’ coal-fired power plants.

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act (RCRA), coal combustion residuals (CCRs), a term EPA uses to describe the byproducts of coal combustion associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs destined for disposal would either be regulated as hazardous waste or continue to be regulated as non-hazardous waste. Duke Energy cannot predict the outcome of this rulemaking, however, potential cost of complying with the final regulation may be significant. The EPA could issue a final rule by the end of 2011.

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

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. On July 29, 2010, the district court issued an order on outstanding motions for summary judgment filed in response to the Supreme Court remand. The court vacated large portions of the previous trial court’s opinion in light of the Supreme Court ruling and found that Duke Energy Carolinas has the burden of proof for the Routine Maintenance Repair and Replacement exclusion, but that the exception must be viewed in light of industry practice, not only in light of an individual unit. The court also clarified that it will apply the “actual-to-projected-actual” emissions test to determine whether Duke Energy Carolinas should reasonably have sought a pre-project permit for any of the projects at issue. No trial date has been set.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River. Additionally, the plaintiffs had claimed that these were a violation of an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station. A remedy trial for violations previously established at the Wabash River and W.C. Beckjord Stations was held during the week of February 2, 2009. On May 29, 2009, the court issued its remedy ruling and ordered the following relief: (i) Wabash River Units 2, 3 and 5 to be permanently retired by September 30, 2009; (ii) surrender of SO2 allowances equal to the emissions from Wabash River Units 2, 3 and 5 from May 22, 2008 through September 30, 2009; (iii) civil penalty in the amount of $687,500 for Beckjord violations; and (iv) installation of a particulate continuous emissions monitoring system at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid. On September 22, 2009, defendants filed a notice of appeal with the Seventh Circuit Court of Appeals of the judgment relating to Wabash River Units 2, 3 and 5. Oral argument is scheduled for September 20, 2010. In the third quarter of 2009, Wabash River Units 2, 3 and 5 were retired. On October 21, 2008, Plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Units 1 and 3 of the Gallagher Station in Indiana. A remedy trial on those two violations was scheduled to commence on January 25, 2010; however, the parties reached a negotiated agreement on those issues and filed a proposed consent decree with the court, which was approved and entered on March 18, 2010. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher units 1 and 3 to natural gas combustion by 2013 (or retirement of the units by February 2012); (ii) installation of additional pollution controls at Gallagher units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy estimates that these and other actions in the settlement will cost at least $80 million.

Due to the NSR remedy order and consent decree, Duke Energy Indiana will be requesting several approvals from the IURC including approval to add a dry sorbent injection system on Gallagher Generating Station Units 2 and 4, approval to convert to natural gas or retire Gallagher Generating Station Units 1 and 3, and approval to recover expenses for certain SO 2 emission allowance expenses required to be surrendered. A proceeding for the dry sorbent injection system approval is currently pending with a hearing held in July 2010. The remainder of the approvals, including rate recovery for the dry sorbent injection system, will be requested in a proceeding expected to be filed on or before September 30, 2010.

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

It is not possible to estimate the damages, if any, that the Duke Energy subsidiary registrants might incur in connection with the unresolved matters discussed above. Ultimate resolution of these matters relating to NSR, even in settlement, could have a material adverse effect on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. However, the Duke Energy Registrants will pursue appropriate regulatory treatment for any costs incurred in connection with such resolution.

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO 2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September, 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was subsequently denied. Defendants filed a petition for certiorari to the United States Supreme Court on August 2, 2010. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss and plaintiffs filed a notice of appeal. Briefing is ongoing. The defendants are preparing their briefs. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs, for and on behalf of a putative class of all residents of Mississippi, claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for unquantified compensatory and punitive damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case and plaintiffs filed a notice of appeal. In October 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was granted. The Court of Appeals granted defendants’ petition for rehearing en banc and a hearing was set, but subsequently taken off the calendar when an additional judge recused herself, leaving the court without a quorum. On May 28, 2010, after briefing on the issue, the court held it could not proceed with rehearing en banc, the original 5th Circuit opinion was properly vacated and the court can no longer reinstate it. As a result, the district court opinion’s decision dismissing the case was reinstated and is now the controlling decision in the case. Plaintiffs have until August 26, 2010 to file a petition for certiorari to the U.S. Supreme Court. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Price Reporting Cases. A total of 13 lawsuits have been filed against Duke Energy affiliates and other energy companies. Of the 13 lawsuits, 11 were consolidated into a single federal court proceeding in Nevada.

A settlement agreement was executed with the class plaintiffs in five of the 11 consolidated cases in September 2009. In February 2008, the judge in the consolidated proceeding granted a motion to dismiss one of the cases and entered judgment in favor of DETM. Plaintiffs’ motion to reconsider was, in large part, denied and on January 9, 2009, the court ruled that plaintiffs lacked standing to pursue their remaining claims and granted certain defendants’ motion for summary judgment. In February 2009, the same judge dismissed Duke Energy Carolinas from that case as well as four other of the consolidated cases. In November 2009, the judge granted Defendants’ motion for reconsideration of the denial of Defendants’ summary judgment motion in two of the remaining five cases to which Duke Energy affiliates are a party. In December 2009, plaintiffs in the consolidated cases filed a motion to amend their complaints in the individual cases to add a claim for treble damages under the Sherman Act, including additional factual allegations regarding fraudulent concealment of defendants’ allegedly conspiratorial conduct.

One case was filed in Tennessee state court, which dismissed the case based on the filed rate doctrine and federal preemption grounds. That case was appealed to the Tennessee Court of Appeals, which reversed this lower court ruling in October 2008. Defendants’ application for permission to appeal to the Tennessee Supreme Court was granted and oral argument occurred in November 2009. On April 26, 2010, the Tennessee Supreme Court reversed the appellate court ruling and dismissed all of the plaintiffs’ claims. In December 2009, the Court of Appeals affirmed the trial court ruling. On January 13, 2009, another case pending in Missouri state court was dismissed on the grounds that the plaintiff lacked standing to bring the case and the plaintiff’s appeal was heard by the Missouri Court of Appeals in November 2009. Plaintiffs have appealed to the Missouri Supreme Court.

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

Western Electricity Litigation. Plaintiffs, on behalf of themselves and other purchasers of electricity in the Pacific Northwest, allege in three cases that Duke Energy affiliates, among other energy companies, artificially inflated the price of electricity in certain western states. Two of the cases were dismissed and plaintiffs appealed to the U.S. Court of Appeal for the Ninth Circuit. Of those two cases, one was

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

dismissed by agreement in March 2007. In November 2007, the court issued an opinion affirming dismissal of the other case, plaintiffs’ motion for reconsideration was denied and plaintiffs did not file a petition for certiorari to the Supreme Court. Plaintiffs in the remaining case seek damages in unspecified amounts. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits, but Duke Energy does not presently believe the outcome of these matters will have a material adverse effect on its consolidated results of operations, cash flows or financial position.

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging the merits of two resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new assessments are based upon a flat-fee charge that fails to take into account the locational usage by each generator. DEIGP has been assessed $53 million, inclusive of interest. DEIGP challenged the assessment in Brazilian federal court. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL assessed an additional fine against DEIGP in the amount of $9 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, a result that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

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

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). Six causes of action were alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs sought a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying their claims as to plaintiffs’ fiduciary duty claims. At an unsuccessful mediation in September 2008, Plaintiffs quantified their claims as being in excess of $150 million. Another mediation is scheduled for September 1, 2010. It is not possible to predict with certainty the damages, if any, that Duke Energy might incur in connection with this matter.

DEGS of Narrows, L.L.C. On September 5, 2008, Celanese Acetate, LLC (Celanese) presented a claim against DEGS of Narrows, L.L.C., an indirect wholly-owned subsidiary of Duke Energy. Celanese alleged that, in procuring certain coal supply, DEGS of Narrows, L.L.C. failed to comply with the terms of a 2005 Agreement pursuant to which DEGS of Narrows, L.L.C. is required to procure all fuel, including coal, to fulfill its obligation to provide steam and water for use at Celanese’s Narrows, Virginia site. DEGS of Narrows, L.L.C. and Celanese were unable to resolve the dispute and arbitration was filed. The parties participated in arbitration between April 26, 2010 and May 1, 2010. Post-arbitration briefs and replies were filed on June 11, 2010. On July 14, 2010, a settlement award was granted to Celanese. As of June 30, 2010, Duke Energy had a total reserve of $16 million for this matter, of which, $13 million was recorded in the second quarter of 2010.

Duke Energy Carolinas

Duke Energy Carolinas Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in U.S District Court for the Western District of North Carolina alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, as discussed above. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice, but also ordered Duke Energy Carolinas to pay the plaintiffs’ attorneys’ fees. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice and the court should not have ordered payment of attorneys’ fees. The appeals have been consolidated and are now pending in the United States Court of Appeals for the Fourth Circuit.

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

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985. As of June 30, 2010, there were 373 asserted claims for non-malignant cases with the cumulative relief sought of up to $91 million, and 159 asserted claims for malignant cases with the cumulative relief sought of up to $41 million. Based on Duke Energy’s experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Condensed Consolidated Balance Sheets totaled $954 million and $980 million as of June 30, 2010 and December 31, 2009, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2027. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2027. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2027 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,037 million in excess of the self insured retention. Insurance recoveries of $970 million and $984 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of June 30, 2010 and December 31, 2009, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and non-profit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio denies the allegations made in the lawsuit. Following Duke Energy Ohio’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs now contend that the contracts at issue were an illegal rebate which violate antitrust and Racketeer Influenced and Corrupt Organizations (RICO) statutes. Defendants have again moved to dismiss the claims. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs have filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit and on July 22, 2010, filed their brief. Defendants are in the process of preparing their brief.

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

The Duke Energy Registrants have exposure to certain legal matters that are described herein. Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of $1 billion as of both June 30, 2010 and December 31, 2009, for these proceedings and exposures (the total of which is primarily related to Duke Energy Carolinas). These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of June 30, 2010 and December 31, 2009, Duke Energy recognized $970 million and $984 million, respectively, of probable insurance recoveries related to these losses (the total of which is primarily related to Duke Energy Carolinas).

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

5. Debt and Credit Facilities

Significant changes to Duke Energy’s, Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s debt and credit facilities since December 31, 2009 are as follows:

Unsecured Debt. In July 2010, International Energy issued $281 million principal amount in Brazil, which carries an interest rate of 8.59% plus IGP-M (Brazil’s Monthly inflation index) non-convertible debentures due July 2015. Proceeds of the issuance were used to refinance Brazil debt related to Paranapanema and for future debt maturities in Brazil.

In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

First Mortgage Bonds. In July 2010, Duke Energy Indiana issued $500 million principal amount of 3.75% first mortgage bonds due July 15, 2020. Proceeds from the issuance were used to repay $123 million of borrowings under the master credit facility, and will be used to fund Duke Energy Indiana’s ongoing capital expenditures and for general corporate purposes.

In June 2010, Duke Energy Carolinas issued $450 million principal amount of 4.30% first mortgage bonds due June 15, 2020. Proceeds from the issuance will be used to fund Duke Energy Carolinas’ ongoing capital expenditures and for general corporate purposes.

Non-Recourse Notes Payable of VIEs. As discussed further in Notes 1 and 10, effective January 1, 2010, Duke Energy began consolidating Cinergy Receivables. To fund the purchase of receivables, Cinergy Receivables borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to Cinergy Receivables. The borrowings are secured by the assets of Cinergy Receivables and are non-recourse to Duke Energy. The debt is short-term because the facility has an expiration date of October 2010; however, Duke Energy expects to extend that expiration by one year prior to its current expiration. At June 30, 2010, Cinergy Receivables borrowings were $242 million and are reflected as Non-recourse Notes Payable of VIEs on Duke Energy’s Condensed Consolidated Balance Sheets.

Non-Recourse Long-Term Debt of VIEs. In May 2010, Green Frontier Wind Power, LLC, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million principal amount maturing in 2025. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. The initial interest rate on the notes is the six month adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of approximately 3.4% plus the applicable margin, which was 2.5% as of June 30, 2010. Proceeds from the issuance will be used to help fund the existing wind portfolio. As this debt is non-recourse to Duke Energy, the balance at June 30, 2010 is classified within Non-recourse Long-Term Debt of VIEs in Duke Energy’s Condensed Consolidated Balance Sheets.

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

As of June 30, 2010, Duke Energy Carolinas was in a net money pool payable position of $14 million, of which $286 million is classified within Receivables and $300 million is classified within Long-term Debt in Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. As of December 31, 2009, Duke Energy Carolinas was in a net money pool receivable position of $289 million, of which $589 million is classified within Receivables and $300 million is classified within Long-term Debt in Duke Energy Carolinas’ Condensed Consolidated Balance Sheets.

As of June 30, 2010 and December 31, 2009, Duke Energy Ohio and Duke Energy Kentucky had combined short-term money pool receivables of $449 million and $184 million, respectively, which are classified within Receivables in Duke Energy Ohio’s Condensed Consolidated Balance Sheets.

As of June 30, 2010, Duke Energy Indiana was in a net money pool payable position of $134 million, of which $16 million is classified within Receivables and $150 million is classified within Long-term Debt in Duke Energy Indiana’s Condensed Consolidated Balance Sheets. As of December 31, 2009, Duke Energy Indiana was in a net money pool payable position of $119 million, of which $31 million is classified within Receivables and $150 million is classified within Long-term Debt in Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

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

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of June 30, 2010. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky, and Duke Energy Indiana are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of June 30, 2010 (in millions)( a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper	—	(300)	—	(150)	(450)
Drawdown(d)	—	—	—	(123)	(123)
Outstanding Letters of Credit	(11)	(109)	—	—	(120)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,061	$336	$666	$96	$2,159

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at June 30, 2010. The Duke Energy Ohio sub limit is comprised of $650 million for Duke Energy Ohio and $100 million for Duke Energy Kentucky.
(d)	Classified as Long-term Debt on the respective Condensed Consolidated Balance Sheets as Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the term of the loan of the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace amounts drawn under the master credit facility.

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

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2010, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

6. Goodwill, Intangible Assets and Impairments

Goodwill

The following table shows goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio at June 30, 2010 and December 31, 2009:

	USFE&G	Commercial Power	International	Total
	(in millions)
Duke Energy
Balance at December 31, 2009:
Goodwill	$3,483	$940	$298	$4,721
Accumulated Impairment Charges	—	(371)	—	(371)

Balance at December 31, 2009, as adjusted for accumulated impairment charges	3,483	569	298	4,350
Impairment Charges	—	(500)	—	(500)
Foreign Exchange and Other Changes	—	—	(2)	(2)

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	USFE&G	Commercial Power	International	Total
	(in millions)
Balance as of June 30, 2010:
Goodwill	3,483	940	296	4,719
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at June 30, 2010, as adjusted for accumulated impairment charges	$3,483	$69	$296	$3,848

	USFE&G	Commercial Power	Total
	(in millions)
Duke Energy Ohio
Balance at December 31, 2009:
Goodwill	$1,137	$1,188	$2,325
Accumulated Impairment Charges	—	(727)	(727)

Balance at December 31, 2009, as adjusted for accumulated impairment charges	1,137	461	1,598
Impairment Charges	(216)	(461)	(677)

Balance as of June 30, 2010:
Goodwill	1,137	1,188	2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at June 30, 2010, as adjusted for accumulated impairment charges	$921	$—	$921

Duke Energy. Duke Energy is required to perform an annual goodwill impairment test as of the same date each year and, accordingly, performs its annual impairment testing of goodwill as of August 31. Duke Energy updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the third quarter of 2009, in connection with the annual goodwill impairment test, Duke Energy recorded an approximate $371 million impairment charge to write-down the carrying value of Commercial Power’s non-regulated Midwest generation reporting unit to its implied fair value.

In the second quarter of 2010, based on circumstances discussed below, management determined that it was more likely than not that the fair value of Commercial Power’s non-regulated Midwest generation reporting unit was below its respective carrying value. Accordingly, an interim impairment test was performed for this reporting unit. Determination of reporting unit fair value was based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Based on completion of step one of the second quarter 2010 impairment analysis, management determined that the fair value of Commercial Power’s non-regulated Midwest generation reporting unit was less than its carrying value, which includes goodwill of $500 million.

Commercial Power’s non-regulated Midwest generation reporting unit includes nearly 4,000 MW of coal-fired generation capacity in Ohio dedicated to serve Ohio native load customers under the ESP through December 31, 2011. These assets also generate revenues through sales outside the native load customer base if circumstances arise that result in availability of excess capacity. Additionally, this reporting unit has approximately 3,600 MW of gas-fired generation capacity in Ohio, Pennsylvania, Illinois and Indiana which provides generation to unregulated energy markets in the Midwest. The businesses within Commercial Power’s non-regulated generation reporting unit operate in market structures that are, for the most part, unregulated and allow for customer choice among suppliers. As a result, the operations within this reporting unit are subjected to competitive pressures that do not exist in any of Duke Energy’s regulated jurisdictions.

Commercial Power’s other businesses, including the wind generation assets, are in a separate reporting unit for goodwill impairment testing purposes. No impairment exists with respect to Commercial Power’s wind generation assets.

The fair value of the non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, forecasted power and commodity prices, uncertainty of environmental costs, competition, the cost of capital, valuation of peer companies and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolve, and certain views and assumptions used in determining the fair value of the reporting unit in the 2010 interim impairment test changed significantly from those used in the 2009 annual impairment test. These factors had a significant impact on the valuation of the non-regulated Midwest generation reporting unit. More specifically, the following factors significantly impacted management’s valuation of the reporting unit:

•

Sustained lower forward power prices—In Ohio, Duke Energy provides power to retail customers under the ESP, which utilizes rates approved by the PUCO through 2011. These rates are currently above market prices for generation services, resulting in customers switching to other generation providers. Duke Energy will reset its generation prices effective January 1, 2012, and is presently evaluating a number of alternative structures for renewal of the ESP. Given forward power prices, which have declined from the time of the 2009 impairment, it is likely that the generation margin earned in 2012-2015 will be lower than present levels.

•

Potentially more stringent environmental regulations from the U.S. EPA—In May and July of 2010, the EPA issued proposed rules associated with the regulation of CCRs to address risks from the disposal of CCRs (e.g., ash ponds) and to limit the interstate transport of emissions of NOx and SO2. These proposed regulations, along with other pending EPA regulations, could result in significant capital and operations and maintenance expenditures for coal fired generation plants, and could result in the early retirement of certain generation assets, which do not currently have control equipment for NO x and SO2, as soon as 2015.

•

Customer switching—ESP customers have increasingly selected alternative energy generation service providers, as allowed by Ohio legislation, which further erodes margins on sales. In the second quarter of 2010, Duke Energy Ohio’s residential class became the target of an intense marketing campaign offering significant discounts to residential customers that switch to alternate power

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

suppliers. Customer switching levels were at approximately 55% at June 30, 2010 compared to approximately 29% in the third quarter of 2009.

As a result of the factors above, a non-cash goodwill impairment charge of $500 million was recorded during the second quarter of 2010. This impairment charge represented the entire remaining goodwill balance for the non-regulated Midwest generation reporting unit. In addition to the goodwill impairment charge, and as a result of factors similar to those described above, Commercial Power recorded $160 million of pre-tax impairment charges related to certain generating assets and emission allowances primarily associated with these generation assets in the Midwest to write-down the value of these assets to their estimated fair value. The generation assets that were subject to this impairment charge were those coal fired generating assets that do not have certain environmental emissions control equipment, causing these generation assets to be heavily impacted by the EPA’s proposed rules on emissions of NOx and SO2. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Condensed Consolidated Statement of Operations. As management is not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach fair value, Duke Energy relied heavily on the income approach to estimate the fair value of the impaired assets.

The fair values of Commercial Power’s non-regulated generation reporting unit and generating assets for which impairments were recorded were determined using significant unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements.

Duke Energy Ohio. For the same reasons discussed above, in the second quarter of 2010 management determined that is was more likely than not that the fair value of Duke Energy Ohio’s non-regulated Midwest generation reporting unit was less than its carrying value. Accordingly, Duke Energy Ohio also impaired its entire goodwill balance of $461 million related to this reporting unit during the second quarter of 2010. Also, as discussed above, Duke Energy Ohio recorded $160 million of pre-tax impairment charges related to certain generating assets and emission allowances primarily associated with these generation assets in the Midwest to write-down the value of these assets to their estimated fair value.

In the second quarter of 2010, goodwill for Ohio T&D was also analyzed. The fair value of the Ohio T&D reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, discount rates, valuation of peer companies, and regulatory and legislative developments. Management periodically updates the load forecasts to reflect current trends and expectations based on the current environment and future assumptions. The spring and summer 2010 load forecast indicated that load will not return to 2007 weather-normalized levels for several more years. Based on the results of the second quarter 2010 impairment analysis, the fair value of the Ohio T&D reporting unit was $216 million below its book value at Duke Energy Ohio and $40 million higher than its book value at Duke Energy. Accordingly, this goodwill impairment charge was only recorded by Duke Energy Ohio.

The fair value of Duke Energy Ohio’s Ohio T&D reporting unit for which an impairment was recorded was determined using significant unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements.

All of the above impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy Ohio’s Condensed Consolidated Statements of Operations.

Management has concluded that the impairment losses discussed above are probable and can be reasonably estimated although there is the potential for further refinement of the calculation of the amounts of the impairments later in 2010. The recorded charges represent management’s best estimate of the implied value of goodwill and associated impairment losses based on available information at the time of the filing of the Form 10-Q for the period ended June 30, 2010.

Intangible Assets

The net carrying amount of intangible assets as of June 30, 2010 and December 31, 2009 is $507 million and $593 million, respectively, at Duke Energy, $266 million and $332 million, respectively, at Duke Energy Ohio and $79 million and $98 million, respectively, at Duke Energy Indiana. The decrease in the net carrying amount of intangible assets relates primarily to the impairment of emission allowances at Duke Energy and Duke Energy Ohio as discussed above, as well as the consumption and/or sales of emission allowances during the six months ended June 30, 2010.

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

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2 , seasonal NOX and annual NOX) as a result of their energy operations such as electric generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electric generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity Fair Value Hedges. At June 30, 2010, there were no open commodity derivative instruments that were designated as fair value hedges.

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

Undesignated Contracts. The Duke Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts that were not re-designated as a hedge. Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. Since certain undesignated contracts expire as late as 2016, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of these contracts.

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts at June 30, 2010 are associated with forward power sales and purchases.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at June 30, 2010 are primarily associated with forward power sales and purchases and coal purchases, as well as forward NOx emission allowances, for the Commercial Power and Franchised Electric and Gas business segments.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts at June 30, 2010 are primarily associated with forward power sales, financial transmission rights and forward SO2 emission allowances.

Interest Rate Risk

The Duke Energy Registrants are exposed to risk resulting from changes in interest rates as a result of their issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Interest rate exposure is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into financial contracts, primarily interest rate swaps and U.S. Treasury lock agreements. At June 30, 2010, derivative instruments related to interest rate risk are categorized as follows:

Duke Energy. $309 million notional amount of interest rate cash flow hedges related to non-recourse long-term debt of VIEs and $38 million notional amount of undesignated interest rate contracts, both related to Commercial Power’s wind business, as well as the notional amounts related to Duke Energy Carolinas and Duke Energy Ohio below. See Note 5 for additional information on non-recourse long-term debt of VIEs.

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

Volumes

The following tables show information relating to the volume of the Duke Energy Registrants’ commodity derivative activity outstanding as of June 30, 2010 and December 31, 2009. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

Duke Energy	June 30, 2010	December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)	8,340	3,687
Electricity-capacity (Gigawatt-months)	153	—
Emission allowances: SO2 (thousands of tons)	8	9
Emission allowances: NOX (thousands of tons)	1	2
Natural gas (millions of decatherms)	71	71
Coal (millions of tons)	1	2

Duke Energy Ohio	June 30, 2010	December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	16,994	10,549
Electricity-capacity (Gigawatt-months)	134	—
Emission allowances: SO2 (thousands of tons)	—	1
Emission allowances: NOX (thousands of tons)	1	2
Coal (millions of tons)	1	2

(a)	Amounts include intercompany positions that eliminate at the consolidated Duke Energy level.

The following tables show fair value amounts of derivative contracts as of June 30, 2010 and December 31, 2009 and the line item(s) in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Condensed Consolidated Balance Sheets

Duke Energy	June 30, 2010		December 31, 2009
Balance Sheet Location	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$1	$—	$1	$—
Interest rate contracts
Current Assets: Other	4	—	4	—
Investments and Other Assets: Other	3	—	—	—
Current Liabilities: Other	—	7	—	1
Deferred Credits and Other Liabilities: Other	—	3	—	6

Total Derivatives Designated as Hedging Instruments	$8	$10	$5	$7

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$47	$9	$59	$1
Investments and Other Assets: Other	60	10	59	2

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy	June 30, 2010		December 31, 2009
Balance Sheet Location	Asset	Liability	Asset	Liability
	(in millions)
Current Liabilities: Other	83	175	85	232
Deferred Credits and Other Liabilities: Other	24	75	44	100
Interest rate contracts
Current Liabilities: Other	—	3	—	3
Deferred Credits and Other Liabilities: Other	—	6	—	4

Total Derivatives Not Designated as Hedging Instruments	$214	$278	$247	$342

Total Derivatives	$222	$288	$252	$349

Duke Energy Ohio	June 30, 2010		December 31, 2009
Balance Sheet Location	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$1	$—	$1	$—
Interest rate contracts
Current Assets: Other	3	—	4	—
Investments and Other Assets: Other	2	—	—	—
Deferred Credits and Other Liabilities: Other	—	—	—	6

Total Derivatives Designated as Hedging Instruments	$6	$—	$5	$6

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$41	$20	$25	$1
Investments and Other Assets: Other	25	8	11	4
Current Liabilities: Other	79	160	63	191
Deferred Credits and Other Liabilities: Other	24	32	26	35
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	5	—	2

Total Derivatives Not Designated as Hedging Instruments	$169	$226	$125	$234

Total Derivatives	$175	$226	$130	$240

The following tables show the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three and six months ended June 30, 2010 and 2009 and the financial statement line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

Duke Energy	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$—	$(5)	$—	$(12)
Fuel used in electric generation and purchased power-non-regulated	—	(1)	—	(7)
Interest rate contracts
Interest expense	(1)	(2)	(2)	(3)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(1)	$(8)	$(2)	$(22)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric and other	$—	$(5)	$—	$(12)
Fuel used in electric generation and purchased power-non-regulated	—	(1)	—	(7)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$—	$(6)	$—	$(19)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

Duke Energy’s effective portion of losses on cash flow hedges that were recognized in AOCI during the three and six months ended June 30, 2010 were pre-tax losses of $13 million and an insignificant amount during the three and six months ended June 30, 2009. In addition, there was no hedge ineffectiveness during the three and six months ended June 30, 2010 and 2009, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy. At June 30, 2010, $43 million of pre-tax deferred net losses on derivative instruments related to commodity and interest rate cash flow hedges remains in AOCI and an $8 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio. At June 30, 2010, $2 million of pre-tax deferred net gains on derivative instruments related to commodity cash flow hedges remains in AOCI and all of these gains are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three and six months ended June 30, 2010 and 2009 and the line item(s) in the Condensed Consolidated Statements of Operations in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

Undesignated Hedges—Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

Duke Energy	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$—	$—	$1	$—
Revenue, non-regulated electric, natural gas and other	(47)	(12)	(34)	16
Fuel used in electric generation and purchased power-non-regulated	6	(16)	6	(24)
Interest rate contracts
Interest expense	—	1	—	—

Total Pre-tax Losses Recognized in Earnings	$(41)	$(27)	$(27)	$(8)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$4	$42	$2	$(37)
Regulatory Liability	8	—	12	—
Interest rate contracts
Regulatory Asset	(2)	2	(2)	—

Total Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities	$10	$44	$12	$(37)

Duke Energy Ohio	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	$(79)	$(15)	$(18)	$(7)

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Fuel used in electric generation and purchased power-non-regulated	6	(16)	6	(24)
Interest rate contracts
Interest expense	—	(1)	—	(1)

Total Pre-tax Losses Recognized in Earnings (a)	$(73)	$(32)	$(12)	$(32)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$4	$49	$2	$(28)
Interest rate contracts
Regulatory Asset	(2)	3	(2)	4

Total Pre-tax Gains and (Losses) Recognized as Regulatory Assets	$2	$52	$—	$(24)

(a)	Amounts include intercompany positions between Duke Energy Ohio and a consolidated affiliate of Duke Energy.

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at June 30, 2010 and December 31, 2009.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

Duke Energy	June 30, 2010	December 31, 2009
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$198	$208
Collateral Already Posted	$81	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$14	$6

Duke Energy Ohio	June 30, 2010	December 31, 2009
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$198	$208
Collateral Already Posted	$81	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$14	$6

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

At June 30, 2010 and December 31, 2009, Duke Energy had receivables related to the right to reclaim cash collateral of $65 million and $112 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Condensed Consolidated Balance Sheets. Duke Energy had collateral receivables of $15 million and $19 million under master netting arrangements that have not been offset against net derivative positions at June 30, 2010 and December 31, 2009, respectively. Duke Energy had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at June 30, 2010 and December 31, 2009.

At June 30, 2010 and December 31, 2009, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of $65 million and $112 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Condensed Consolidated Balance Sheets. Duke Energy Ohio had $15 million and $18 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at June 30, 2010 and December 31, 2009, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Ohio had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at June 30, 2010 and December 31, 2009.

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

Investments in available-for-sale auction rate securities. As of June 30, 2010, Duke Energy has $221 million par value ($178 million carrying value) of auction rate securities for which an active market does not currently exist. Duke Energy Carolinas holds $74 million par value ($60 million fair value) of these auction rate securities. During the second quarter of 2010, $29 million of these investments in auction rate securities, including $8 million held by Duke Energy Carolinas, were sold at full par value plus accrued interest. The vast majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of June 30, 2010 using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using internal discounted cash flow models which incorporated primarily management’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine the present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the six months ended June 30, 2010 or 2009.

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

Goodwill and Long-Lived Assets. See Note 6 for a discussion of the valuation for goodwill and long-lived assets.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Condensed Consolidated Balance Sheets at fair value at June 30, 2010 and December 31, 2009:

	Total Fair Value Amounts at June 30, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(d)	$178	$—	$—	$178
Nuclear decommissioning trust fund equity securities(d)	1,122	1,034	40	48
Nuclear decommissioning trust fund debt securities(d)	601	31	570	—
Other long-term trading and available-for-sale equity securities(a)(d)	65	59	6	—
Other long-term trading available-for-sale debt securities(a)(d)	273	28	245	—
Derivative assets(b)	96	8	11	77

Total Assets	2,335	1,160	872	303

Derivative liabilities(c)	(162)	(53)	(25)	(84)

Net Assets	$2,173	$1,107	$847	$219

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(d)	$198	$—	$—	$198
Nuclear decommissioning trust fund equity securities(d)	1,156	1,156	—	—
Nuclear decommissioning trust fund debt securities(d)	609	36	573	—
Other long-term trading and available-for-sale equity securities(a)(d)	66	60	6	—
Other long-term trading available-for-sale debt securities(a)(d)	258	32	226	—
Derivative assets(b)	120	1	24	95

Total Assets	2,407	1,285	829	293

Derivative liabilities(c)	(217)	(112)	(35)	(70)

Net Assets	$2,190	$1,173	$794	$223

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Three Months Ended June 30, 2010
Balance at April 1, 2010	$202	$25	$21	$248
Transfers in to Level 3	—	—	—	—
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(73)	(73)
Fuel used in electric generation and purchased power-non-regulated	—	—	(8)	(8)
Total pre-tax gains (losses) included in other comprehensive income	5	—	(1)	4
Net purchases, sales, issuances and settlement	(29)	23	41	35

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Total gains included on balance sheet as regulatory asset or liability or as non-current liability	—	—	13	13

Balance at June 30, 2010	$178	$48	$(7)	$219

Three Months Ended June 30, 2009
Balance at April 1, 2009	$215	$—	$46	$261
Transfers in to Level 3	—	—	—	—
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	2	2
Fuel used in electric generation and purchased power-non-regulated	—	—	2	2
Net purchases, sales, issuances and settlement	(8)	—	10	2
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	—	12	12

Balance at June 30, 2009	$207	$—	$72	$279

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Six Months Ended June 30, 2010
Balance at January 1, 2010	$198	$—	$25	$223
Transfers in to Level 3	—	—	—	—
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(29)	(29)
Fuel used in electric generation and purchased power-non-regulated	—	—	(11)	(11)
Total pre-tax gains included in other comprehensive income	10	—	—	10
Net purchases, sales, issuances and settlement	(30)	48	(7)	11
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	—	15	15

Balance at June 30, 2010	$178	$48	$(7)	$219

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2010:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$16	$16
Fuel used in electric generation and purchased power-non-regulated	—	—	(1)	(1)

Total	$—	$—	$15	$15

Six Months Ended June 30, 2009
Balance at January 1, 2009	$224	$—	$34	$258
Transfers in to Level 3	—	—	—	—
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	21	21
Fuel used in electric generation and purchased power-non-regulated	—	—	3	3
Total pre-tax (losses) gains included in other comprehensive income	(9)	—	1	(8)
Net purchases, sales, issuances and settlement	(8)	—	4	(4)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	—	9	9

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Balance at June 30, 2009	$207	$—	$72	$279

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2009:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$16	$16
Fuel used in electric generation and purchased power-non-regulated	—	—	5	5

Total	$—	$—	$21	$21

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value at June 30, 2010 and December 31, 2009:

	Total Fair Value Amounts at June 30, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$60	$—	$—	$60
Nuclear decommissioning trust fund equity securities(b)	1,122	1,034	40	48
Nuclear decommissioning trust fund debt securities(b)	601	31	570	—
Derivative assets	3	1	2	—

Total assets	1,786	1,066	612	108
Derivative liabilities	(1)	(1)	—	—

Net assets	$1,785	$1,065	$612	$108

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	See Note 9 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$66	$—	$—	$66
Nuclear decommissioning trust fund equity securities(b)	1,156	1,156	—	—
Nuclear decommissioning trust fund debt securities(b)	609	36	573	—
Derivative assets	1	—	1	—

Net Assets	$1,832	$1,192	$574	$66

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	See Note 9 for additional information related to investments by major security type.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
	(in millions)
Three Months Ended June 30, 2010
Balance at April 1, 2010	$66	$25	$91
Total pre-tax gains included in other comprehensive income	2	—	2
Net purchases, sales, issuances and settlements	(8)	23	15

Balance at June 30, 2010	$60	$48	$108

Available-for- Sale Auction Rate Securities
(in millions)
Three Months Ended June 30, 2009
Balance at April 1, 2009	$70
Total pre-tax unrealized gains included in Other Comprehensive Income	1

Balance at June 30, 2009	$71

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
	(in millions)
Six Months Ended June 30, 2010
Balance at January 1, 2010	$66	$—	$66
Total pre-tax gains included in other comprehensive income	2	—	2
Net purchases, sales, issuances and settlements	(8)	48	40

Balance at June 30, 2010	$60	$48	$108

Available-for- Sale Auction Rate Securities
(in millions)
Six Months Ended June 30, 2009
Balance at January 1, 2009	$72
Total pre-tax unrealized losses included in Other Comprehensive Income	(1)

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Available-for- Sale Auction Rate Securities
(in millions)
Balance at June 30, 2009	$71

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets at fair value at June 30, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 7.

	Total Fair Value Amounts at June 30, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$44	$6	$5	$33
Derivative liabilities(b)	(95)	(52)	(6)	(37)

Net Liabilities	$(51)	$(46)	$(1)	$(4)

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$36	$1	$3	$32
Derivative liabilities(b)	(146)	(112)	(9)	(25)

Net (Liabilities) Assets	$(110)	$(111)	$(6)	$7

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
Three Months Ended June 30, 2010
Balance at April 1, 2010	$56
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	(50)
Fuel used in electric generation and purchased power-non-regulated	(8)
Total pre-tax losses included in other comprehensive income	(1)
Net purchases, sales, issuances and settlements	(4)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	3

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Derivatives (net)
Balance at June 30, 2010	$(4)

Three Months Ended June 30, 2009
Balance at April 1, 2009	$9
Total pre-tax realized or unrealized gains included in earnings:
Fuel used in electric generation and purchased power-non-regulated	2
Net purchases, sales, issuances and settlements	14
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	3

Balance at June 30, 2009	$28

Derivatives (net)
Six Months Ended June 30, 2010
Balance at January 1, 2010	$7
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	(2)
Fuel used in electric generation and purchased power-non-regulated	(11)
Net purchases, sales, issuances and settlements	(1)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	3

Balance at June 30, 2010	$(4)

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2010:
Revenue, non-regulated electric and other	$16
Fuel used in electric generation and purchased power-non-regulated	(1)

Total	$15

Six Months Ended June 30, 2009
Balance at January 1, 2009	$8
Total pre-tax realized or unrealized gains included in earnings:
Fuel used in electric generation and purchased power-non-regulated	3
Total pre-tax gains included in other comprehensive income	1
Net purchases, sales, issuances and settlements	9
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	7

Balance at June 30, 2009	$28

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2009:
Revenue, non-regulated electric and other	$(1)
Fuel used in electric generation and purchased power-non-regulated	5

Total	$4

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets at fair value at June 30, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at June 30, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)(d)	$37	$37	$—	$—
Available-for-sale debt securities(a)(d)	27	—	27	—
Derivative assets(b)	8	1	—	7

Total Assets	72	38	27	7
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$70	$38	$25	$7

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)(d)	$42	$42	$—	$—
Available-for-sale debt securities(a)(d)	28	—	28	—
Derivative assets(b)	4	—	—	4

Total Assets	74	42	28	4
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$72	$42	$26	$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Three Months Ended June 30, 2010
Balance at April 1, 2010	$3
Net purchases, sales, issuances and settlements	(6)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	10

Balance at June 30, 2010	$7

Three Months Ended June 30, 2009
Balance at April 1, 2009	$4
Net purchases, sales, issuances and settlements	(3)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	9

Balance at June 30, 2009	$10

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Derivatives (net)
(in millions)
Six Months Ended June 30, 2010
Balance at January 1, 2010	$4
Net purchases, sales, issuances and settlements	(9)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	12

Balance at June 30, 2010	$7

Six Months Ended June 30, 2009
Balance at January 1, 2009	$10
Net purchases, sales, issuances and settlements	(2)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	2

Balance at June 30, 2009	$10

Additional fair value disclosures. The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value.

	As of June 30, 2010
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$17,537	$19,028	$7,611	$8,435	$2,592	$2,642	$3,100	$3,445

(a)	Includes Non-recourse long-term debt of variable interest entities of $805 million for Duke Energy and $300 million for Duke Energy Carolinas.

	As of December 31, 2009
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$17,015	$16,899	$7,666	$7,312	$2,592	$2,529	$3,090	$3,239

(a)	Includes Non-recourse long-term debt of variable interest entities of $381 million for Duke Energy and $300 million for Duke Energy Carolinas.

At both June 30, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and commercial paper, as well as restricted funds held in trust at Duke Energy Ohio and Duke Energy Indiana, are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

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

Trading Securities. Duke Energy holds investments in debt and equity securities in grantor trusts that are associated with certain deferred compensation plans. These investments are reported at fair value in Duke Energy’s Condensed Consolidated Balance Sheets and all realized and unrealized gains and losses are included in earnings each period. At both June 30, 2010 and December 31, 2009, the fair value of these investments was $33 million.

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

Investments in equity securities within Duke Energy’s captive insurance portfolio are analyzed each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings. There were no other-than-temporary impairment charges to earnings during the six months ended June 30, 2010 or 2009.

With respect to investments in debt securities, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of regulatory assets or other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in a regulatory asset or earnings, and the amount attributable to all other factors, which would be recognized as a regulatory asset or within other comprehensive income. Since management believes, based on consideration of the criteria above, that no credit loss exists as of June 30, 2010 and management does not have the intent to sell its investments in auction rate debt securities and the investments in debt securities within its captive insurance portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments to earnings necessary as of both June 30, 2010 and 2009.

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

The estimated fair values of short-term and long-term investments classified as available-for-sale for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana are as follows (in millions):

Duke Energy

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	June 30, 2010			December 31, 2009
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Equity Securities	$265	$(63)	$1,181	$337	$(30)	$1,216
Corporate Debt Securities	14	(2)	259	14	(2)	256
Municipal Bonds	2	(7)	73	2	(8)	83
U.S. Government Bonds	16	—	263	11	(1)	290
Auction Rate Debt Securities	—	(43)	178	—	(53)	198
Other	11	(3)	252	18	(18)	211

Total long-term investments	$308	$(118)	$2,206	$382	$(112)	$2,254

(a)	The table above includes unrealized gains and losses of $300 million and $68 million, respectively, at June 30, 2010 and unrealized gains and losses of $374 million and $56 million, respectively, at December 31, 2009 associated with investments held in the NDTF. Additionally, the table above includes unrealized gains and losses of $1 million and $3 million, respectively, at June 30, 2010 and unrealized gains of $1 million and an insignificant amount of unrealized losses, respectively, at December 31, 2009 associated with investments held in the Duke Energy Indiana grantor trust. As discussed above, unrealized losses on investments within the NDTF and Duke Energy Indiana grantor trust are deferred as a regulatory asset pursuant to regulatory accounting treatment.

Debt securities held at June 30, 2010, which includes auction rate securities based on the stated maturity date, mature as follows: $41 million in less than one year, $171 million in one to five years, $171 million in six to 10 years and $464 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010			As of December 31, 2009
	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$296	$(33)	$(30)	$164	$(7)	$(23)
Corporate Debt Securities	30	—	(2)	38	—	(2)
Municipal Bonds	34	—	(7)	59	—	(8)
U.S. Government Bonds	3	—	—	93	(1)	—
Auction Rate Debt Securities(b)	178	(43)	—	198	(53)	—
Other	20	(2)	(1)	51	(15)	(3)

Total long-term investments	$561	$(78)	$(40)	$603	$(76)	$(36)

(a)	The table above includes fair values of $308 million and $298 million at June 30, 2010 and December 31, 2009, respectively, associated with investments held in the NDTF. Additionally, the table above includes fair values of $43 million and $27 million at June 30, 2010 and December 31, 2009, respectively, associated with investments held in the Duke Energy Indiana grantor trust.
(b)	See Note 8 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Carolinas

	June 30, 2010			December 31, 2009
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$265	$(56)	$1,122	$336	$(27)	$1,156
Corporate Debt Securities	11	(2)	213	10	(2)	195
Municipal Bonds	1	(7)	47	1	(8)	56
U.S. Government Bonds	15	—	235	11	(1)	258
Auction Rate Debt Securities	—	(14)	60	—	(16)	66
Other	8	(3)	106	16	(18)	100

Total long-term investments	$300	$(82)	$1,783	$374	$(72)	$1,831

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Debt securities held at June 30, 2010, which includes auction rate securities based on the stated maturity date, mature as follows: $29 million in less than one year, $130 million in one to five years, $129 million in six to 10 years and $313 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of June 30, 2010 and December 31, 2009.

	As of June 30, 2010			As of December 31, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$238	$(29)	$(27)	$145	$(4)	$(23)
Corporate Debt Securities	24	—	(2)	27	—	(2)
Municipal Bonds	29	—	(7)	32	—	(8)
U.S. Government Bonds	3	—	—	64	(1)	—
Auction Rate Debt Securities(a)	60	(14)	—	66	(16)	—
Other	14	(2)	(1)	30	(16)	(2)

Total long-term investments	$368	$(45)	$(37)	$364	$(37)	$(35)

(a)	See Note 8 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Indiana

	June 30, 2010			December 31, 2009
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$—	$(3)	$37	$—	$—	$42
Municipal Bonds	1	—	26	1	—	27
Other	—	—	1	—	—	1

Total long-term investments	$1	$(3)	$64	$1	$—	$70

Debt securities held at June 30, 2010 mature as follows: $1 million in less than one year, $15 million in one to five years, $5 million in six to 10 years and $6 million thereafter.

At Duke Energy Indiana, as of June 30, 2010 and December 31, 2009, $43 million and $27 million, respectively, carrying value of available-for-sale equity and debt securities were in an insignificant unrealized loss position for which other-than-temporary impairment losses have not been recorded.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

10. Variable Interest Entities

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. If an entity is determined to be a VIE, a qualitative analysis of control determines the party that consolidates a VIE based on what party has the power to direct the most significant activities of a legal entity that impact its economic performance as well as what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

As discussed in Note 17, the Duke Energy Registrants adopted new accounting rules associated with VIEs effective January 1, 2010. There were no material changes in decisions on consolidation of VIEs except for the adoption of new accounting rules that required Duke Energy to consolidate Cinergy Receivables, as discussed in Note 1.

CONSOLIDATED VIEs

The table below shows the VIEs that Duke Energy and Duke Energy Carolinas consolidate and how these entities impact Duke Energy’s and Duke Energy Carolinas’ respective Condensed Consolidated Balance Sheets. All entities listed in the table below are consolidated by Duke Energy, while only Duke Energy Receivables Finance Company, LLC (DERF) is consolidated by Duke Energy Carolinas. None of these entities is consolidated by Duke Energy Ohio or Duke Energy Indiana. There was no financial support provided during the quarter for the below VIEs that was not previously contractually required.

	Cinergy Receivables	DERF	CinCap V	Wind Assets	Other	Duke Energy
	(in millions)
At June 30, 2010
Condensed Consolidated Balance Sheets
Restricted Receivables of VIEs	$547	$646	$11	$9	$5	$1,218
Other Current Assets	—	—	—	7	29	36
Restricted Other Assets of VIEs	—	—	81	—	66	147
Property, Plant and Equipment Cost, VIES	—	—	—	539	85	624
Accumulated Depreciation and Amortization	—	—	—	(15)	(18)	(33)
Deferred Debt Expense	—	—	—	15	2	17

Total Assets	547	646	92	555	169	2,009
Non-Recourse Notes Payable of VIEs	242	—	—	—	—	242
Current Maturities of Long-Term Debt	—	—	9	23	25	57
Non-Recourse Long-Term Debt of VIEs	—	300	77	311	117	805
Other Deferred Credits and Other Liabilities	—	—	—	9	—	9

Total Liabilities	242	300	86	343	142	1,113

Noncontrolling Interests	—	—	—	—	12	12

Net Duke Energy Corporation Shareholder’s Equity	$305	$346	$6	$212	$15	$884

Cinergy Receivables. Cinergy Receivables was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to Cinergy Receivables. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by Cinergy Receivables through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by Cinergy Receivables to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. The proceeds obtained by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from Cinergy Receivables (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by Cinergy Receivables against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of Cinergy Receivables and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to Cinergy Receivables may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. The amount borrowed fluctuates based on the amount of receivables sold. The debt is classified as short-term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is October 2010; however, Duke Energy expects to extend that expiration by one year prior to its current expiration.

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

DERF. Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citibank, N.A., which expires in September 2011. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

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

Wind Assets. As discussed in Note 5, during the second quarter of 2010, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. These five wind farms are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power. Duke Energy has consolidated these entities since inception because the most significant activities that impact the economic performance of these wind farms were the decisions associated with the siting, negotiation of the purchase power agreement, engineering, procurement and construction, all of which were made solely by Duke Energy.

Other. Duke Energy has other VIEs with restricted assets and non-recourse debt. These VIEs include TX Solar, which is a photovoltaic electric generating entity, as well as certain on-site power generation facilities. Duke Energy consolidates these particular on-site power generation entities because Duke Energy has the power to direct the majority of the most significant activities, which, most notably involve the oversight of operation and maintenance related activities that impact the economic performance of these entities.

NON-CONSOLIDATED VIEs

The table below shows the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact Duke Energy’s, Duke Energy Ohio’s and Duke Energy Indiana’s respective Condensed Consolidated Balance Sheets. As discussed above and in Note 1, while Duke Energy began consolidating Cinergy Receivables effective January 1, 2010, Duke Energy Ohio and Duke Energy Indiana do not consolidate Cinergy Receivables as they are not the primary beneficiary. The non-consolidated VIEs related to Commercial Power’s wind business and other DEGS’ businesses are reflected only in Duke Energy’s Condensed Consolidated Financial Statements. The adoption of new accounting rules related to VIEs effective January 1, 2010 did not have any significant impact on the presentation of these non-consolidated VIEs on any of the Duke Energy Registrants’ Condensed Consolidated Financial Statements.

	Cinergy Receivables- Duke Energy Ohio	Cinergy Receivables- Duke Energy Indiana	Wind Assets	Other	Eliminations	Total Duke Energy
	(in millions)
At June 30, 2010
Condensed Consolidated Balance Sheets
Receivables	$156	$146	$—	$—	$(302)	$—
Investments in equity method unconsolidated affiliates	—	—	104	27	—	131
Intangibles	—	—	—	123	—	123

Total Assets	$156	$146	$104	$150	$(302)	$254

No financial support was provided to any of the unconsolidated VIEs during the six months ended June 30, 2010 that was not previously contractually required.

The Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

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

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to $156 million and $193 million at June 30, 2010 and December 31, 2009, respectively, for Duke Energy Ohio, and $146 million at both June 30, 2010 and December 31, 2009, for Duke Energy Indiana, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets at June 30, 2010 and December 31, 2009. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for Duke Energy Ohio in 2010 were an anticipated credit loss ratio of 0.8%, a discount rate of 2.7% and a receivable turnover rate of 12.6%. The key assumptions used in estimating the fair value for Duke Energy Indiana in 2010 were an anticipated credit loss ratio of 0.5%, a discount rate of 2.7% and a receivable turnover rate of 10.2%. Because the receivables generally turnover in less than two months, credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and the purchased beneficial interest (equity in Cinergy Receivables) is subordinate to all retained interests and thus would absorb losses first, the allocated bases of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the three and six months ended June 30, 2010:

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of June 30, 2010	$321	$253
Less: Retained interests	156	146

Net receivables sold as of June 30, 2010	$165	$107

Three Months Ended June 30, 2010
Sales
Receivables sold	$617	$586
Loss recognized on sale	6	4
Cash flows
Cash proceeds from receivables sold	$611	$553
Collection fees received	1	—
Return received on retained interests	3	4

Six Months Ended June 30, 2010	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$1,506	$1,207
Loss recognized on sale	14	8
Cash flows
Cash proceeds from receivables sold	$1,529	$1,200
Collection fees received	1	—
Return received on retained interests	8	7

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, maintenance and other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Operations.

The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR plus a fixed rate of 2.39%.

Wind Assets. Duke Energy’s Commercial Power business segment has investments in various entities that generate electricity through the use of wind power. Some of these entities are VIEs which are not consolidated due to the joint ownership of the entities when they were created. Instead, Duke Energy’s investment is recorded under the equity method of accounting. These entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.

Other. Duke Energy’s Commercial Power business segment has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is a 9% ownership interest in Ohio Valley Electric Corporation (OVEC). Through its ownership interest in OVEC, Duke Energy has a contractual arrangement to receive power from the jointly owned and operated power plant. The value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006.

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

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2010 and 2009.

	Income	Average Shares	EPS
	(in millions, except per- share amounts)
Three Months Ended June 30, 2010
(Loss) income from continuing operations attributable to Duke Energy common shareholders—basic and diluted	$(223)	1,314	$(0.17)

Three Months Ended June 30, 2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$278	1,288	$0.22

Effect of dilutive securities:
Stock options, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$278	1,289	$0.22

	Income	Average Shares	EPS
	(in millions, except per- share amounts)
Six Months Ended June 30, 2010
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$221	1,312	$0.17

Effect of dilutive securities:
Stock options, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$221	1,313	$0.17

Six Months Ended June 30, 2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$618	1,284	$0.48

Effect of dilutive securities:
Stock options, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$618	1,285	$0.48

As of June 30, 2010 and 2009, 19 million and 21 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

During the three and six months ended June 30, 2010, Duke Energy received proceeds of $77 million and $108 million, respectively, from the sale of common stock issued to fulfill obligations under its Dividend Reinvestment Plan (DRIP) and other internal plans, including 401(k) plans. During the three and six months ended June 30, 2009, Duke Energy received proceeds of $110 million and $280 million, respectively, from the sale of common stock issued to fulfill obligations under its DRIP and other internal plans, including 401(k) plans.

12. Stock-Based Compensation

For employee awards, equity classified stock-based compensation cost is measured at the grant date, based on the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy recorded pre-tax stock-based compensation expense for each of the three and six months ended June 30, 2010 and 2009 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010(a)	2009(a)	2010(a)	2009(a)
	(in millions)		(in millions)
Stock Options	$—	$—	$2	$2
Phantom Awards	6	4	14	11
Performance Awards	6	8	12	12

Total	$12	$12	$28	$25

(a)	Excludes stock-based compensation cost capitalized of approximately $1 million and $2 million for each of the three and six months ended June 30, 2010 and 2009, respectively.

The tax benefit associated with the recorded expense for each of the three months ended June 30, 2010 and 2009 was $5 million. The tax benefit associated with the expense for the six months ended June 30, 2010 and 2009 was $11 million and $10 million, respectively.

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

	Three Months Ended June 30, 2010			Three Months Ended June 30, 2009
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$24	$—	$2	$22	$1	$1
Interest cost on benefit obligation	62	2	11	63	2	12
Expected return on plan assets	(95)	—	(4)	(89)	—	(4)
Amortization of prior service cost/(credit)	2	—	(5)	1	—	(2)
Amortization of net transition liability	—	—	2	—	—	2
Amortization of loss/(gain)	13	—	1	—	—	(1)
Other	4	—	—	5	—	—

Net periodic costs	$10	$2	$7	$2	$3	$8

(a)	Excludes regulatory asset amortization of $4 million and $3 million for the three months ended June 30, 2010 and 2009, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $3 million for each of the three months ended June 30, 2010 and 2009, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

	Six Months Ended June 30, 2010			Six Months Ended June 30, 2009
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$48	$1	$4	$42	$1	$3
Interest cost on benefit obligation	124	4	20	128	5	23
Expected return on plan assets	(189)	—	(8)	(180)	—	(8)
Amortization of prior service cost/(credit)	3	1	(8)	3	1	(4)
Amortization of net transition liability	—	—	4	—	—	5
Amortization of loss/(gain)	25	—	2	1	—	(2)
Contractual termination benefit cost	10	—	—	—	—	—
Other	9	—	—	9	—	—

Net periodic costs	$30	$6	$14	$3	$7	$17

(a)	Excludes regulatory asset amortization of $8 million and $6 million for the six months ended June 30, 2010 and 2009, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $5 million for each of the six months ended June 30, 2010 and 2009, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

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

Duke Energy Carolinas

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Qualified Pension cost/(benefit)	$4	$(1)	$8	$(3)
Non-qualified Pension cost	—	—	1	1
Other Post-retirement cost	4	5	8	9

In February 2009, Duke Energy Carolinas made a cash contribution of $74 million, which represented its proportionate share of a $500 million contribution to Duke Energy’s qualified pension plans.

Duke Energy Carolinas participates in Duke Energy’s qualified pension plans, non-qualified pension plans, and other post-retirement benefit plans. Duke Energy Carolinas has elected an accounting policy to not reflect the funded status of these plans on its Condensed Consolidated Balance Sheets.

Duke Energy Ohio

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Qualified Pension cost(a)	$1	$2	$2	$3

(a)	Excludes regulatory asset amortization of $2 million for each of the three months ended June 30, 2010 and 2009, and $4 million and $3 million for the six months ended June 30, 2010 and 2009, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

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

Duke Energy Indiana

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Qualified Pension cost	$4	$2	$7	$5
Other Post-retirement cost	2	4	4	7

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

Employee Savings Plan

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of $18 million and $49 million during the three and six months ended June 30, 2010, respectively. Duke Energy made pre-tax employer matching contributions of $17 million and $44 million during the three and six months ended June 30, 2009, respectively.

The Subsidiary Registrants participate in Duke Energy sponsored employee savings plans. The following table shows the respective Subsidiary Registrants’ expense related to its proportionate share of pre-tax employer matching contributions.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Duke Energy Carolinas	$8	$8	$20	$19
Duke Energy Ohio	1	1	3	2
Duke Energy Indiana	1	1	4	3

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

At June 30, 2010, total estimated cost associated with the voluntary severance program and office consolidation is $180 million. Of this amount, Duke Energy recorded total expenses of $76 million for the three months ended June 30, 2010, of which $44 million was recorded by Duke Energy Carolinas, $11 million was recorded by Duke Energy Ohio and $16 million was recorded by Duke Energy Indiana. Duke Energy recorded total expenses of $144 million for the six months ended June 30, 2010, of which $85 million was recorded by Duke Energy Carolinas, $21 million was recorded by Duke Energy Ohio and $26 million was recorded by Duke Energy Indiana. As certain employees who accepted the voluntary severance program have significant retention periods, the remaining costs will be recognized ratably over the remaining service period of the employees, with the substantial majority of the remaining costs to be recognized throughout the remainder of 2010. The severance costs discussed above for Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, include an allocation of their proportionate share of severance costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. Amounts included in the table below represent the severance liability recorded by Duke Energy Carolinas and Duke Energy Indiana for employees of those registrants, and excludes costs allocated from and paid by Duke Energy’s shared services affiliate.

	Balance at December 31, 2009	Provision/ Adjustments	Cash Reductions	Balance at June 30, 2010
	(in millions)
Duke Energy	$7	$144	$(46)	$105
Duke Energy Carolinas	1	47	(21)	27
Duke Energy Indiana	—	4	—	4

Additionally, Duke Energy believes that it is possible that the voluntary severance plan may trigger settlement accounting or curtailment accounting with respect to its pension and other post-retirement benefit plans. At this time, management is unable to determine if settlement or curtailment accounting will be triggered.

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

Duke Energy. At June 30, 2010 and December 31, 2009, Duke Energy had unrecognized tax benefits of $397 million and $664 million, respectively. The net decrease in the unrecognized tax benefit balance is primarily related to a state tax settlement. Of the amount of unrecognized tax benefits at June 30, 2010, $129 million, if recognized, would affect the effective tax rate or a regulatory liability; however, Duke Energy is currently unable to estimate the specific effect to either. At June 30, 2010, Duke Energy had $12 million that, if recognized, would be recorded as a component of discontinued operations. It is reasonably possible that Duke Energy will reflect an $83 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

Duke Energy Carolinas. At June 30, 2010 and December 31, 2009, Duke Energy Carolinas had unrecognized tax benefits of $250 million and $517 million, respectively. The net decrease in the unrecognized tax benefit balance is primarily related to a state tax settlement. Of the amount of unrecognized tax benefits at June 30, 2010, $113 million, if recognized, would affect the effective tax rate or a regulatory liability; however, Duke Energy Carolinas is currently unable to estimate the specific effect to either. It is reasonably possible that Duke Energy Carolinas will reflect a $33 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio. At both June 30, 2010 and December 31, 2009, Duke Energy Ohio had unrecognized tax benefits of $32 million. Of the amount of unrecognized tax benefits at June 30, 2010, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. It is reasonably possible that Duke Energy Ohio will reflect an $18 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

Duke Energy Indiana. At both June 30, 2010 and December 31, 2009, Duke Energy Indiana had unrecognized tax benefits of $28 million. Of the amount of unrecognized tax benefits at June 30, 2010, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. It is reasonably possible that Duke Energy Indiana will reflect a $14 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

For Duke Energy and its subsidiaries, the examination and appeals process for years 1999 through 2003 is complete. This cycle has been submitted to Joint Committee on Taxation for final review. Management expects final approval by the Joint Committee in the third quarter of 2010. The years 2004 and 2005 are in Appeals. The Internal Revenue Service (IRS) is currently auditing the federal income tax returns for years 2006 and 2007. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2000.

The effective tax rates for each of the Duke Energy Registrants are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Duke Energy	(114.2)%	38.4%	60.1%	36.1%
Duke Energy Carolinas	30.0%	36.8%	33.9%	35.5%
Duke Energy Ohio	5.4%	42.0%	(4.3)%	37.8%
Duke Energy Indiana	36.1%	40.6%	34.9%	38.3%

As discussed in Note 6, in the second quarter of 2010, Duke Energy recorded a non-deductible goodwill impairment charge of $500 million and Duke Energy Ohio recorded non-deductible goodwill impairment charges of $677 million. In the first quarter of 2010, a $17 million write-off of deferred tax assets was recorded due to a change in tax treatment of the Medicare Part D subsidy due to the passing of the health care reform legislation. Of this amount, $14 million was recorded by Duke Energy Carolinas.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Duke Energy Carolinas	$38	$30	$76	$63
Duke Energy Ohio	25	27	62	67
Duke Energy Indiana	7	7	14	15

Total Duke Energy	$70	$64	$152	$145

16. Related Party Transactions

Duke Energy Carolinas

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 are as follows:

Assets/(Liabilities)

	June 30, 2010(a)	December 31, 2009(a)
	(in millions)
Current assets(b)	$138	$149
Non-current assets(c)	35	34
Current liabilities(d)	(140)	(177)
Non-current liabilities(e)	—	(16)
Net deferred tax liabilities(f)	(3,216)	(3,025)

(a)	Balances exclude assets or liabilities associated with money pool arrangements as discussed below.
(b)	The balances at June 30, 2010 and December 31, 2009 are classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

(c)	The balances at June 30, 2010 and December 31, 2009 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2010, $(103) million is classified as Accounts payable and $(37) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $(170) million is classified as Accounts payable and $(7) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets.
(e)	The balance at December 31, 2009 is classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at June 30, 2010, $(3,296) million is classified as Deferred income taxes and $80 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $(3,087) million is classified as Deferred income taxes and $62 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended June 30, 2010 and 2009, Duke Energy Carolinas recorded governance and shared services expenses of $234 million and $207 million, respectively. During the six months ended June 30, 2010 and 2009, Duke Energy Carolinas recorded governance and shared services expenses of $468 million and $397 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $6 million and $7 million for the three months ended June 30, 2010 and 2009, respectively, and $12 million and $14 million for the six months ended June 30, 2010 and 2009, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $(1) million and $4 million for the three months ended June 30, 2010 and 2009, respectively, and $2 million and $8 million for the six months ended June 30, 2010 and 2009, respectively.

As discussed further in Note 5, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, for each of the three months ended June 30, 2010 and 2009 was insignificant, and $1 million and $2 million for the six months ended June 30, 2010 and 2009, respectively. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended June 30, 2010 and 2009, and insignificant and $1 million for the six months ended June 30, 2010 and 2009, respectively.

In February 2010, Duke Energy Carolinas paid a $200 million dividend to its parent, Duke Energy. In June 2010, Duke Energy Carolinas paid a $150 million dividend to its parent, Duke Energy.

Duke Energy Ohio

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010(a)	December 31, 2009(a)
	(in millions)
Current assets(b)	$22	$31
Non-current assets(c)	31	26
Current liabilities(d)	(116)	(200)
Non-current liabilities(e)	(40)	(2)
Net deferred tax liabilities(f)	(1,497)	(1,535)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at June 30, 2010, $3 million is classified as Receivables and $19 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $20 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at June 30, 2010 and December 31, 2009 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2010, ($78) million is classified as Accounts payable, $(35) million is classified as Taxes accrued and ($3) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $(191) million is classified as Accounts payable and $(9) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets.
(e)	The balances at June 30, 2010 and December 31, 2009, are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at June 30, 2010, $(1,495) million is classified as Deferred income taxes, $(23) million is classified as Other within Current Liabilities, and $21 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Deferred income taxes on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended June 30, 2010 and 2009, Duke Energy Ohio recorded governance and shared services expenses of $55 million and $106 million, respectively. During the six months ended June 30, 2010 and 2009, Duke Energy Ohio recorded governance and shared services expenses of $158 million and $206 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $4 million for each of the three months ended June 30, 2010 and 2009, and $9 million and $8 million for the six months ended June 30, 2010 and 2009, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost and its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other cost recoveries and other charged expenses, net were $1 million and $3 million for the three months ended June 30, 2010 and 2009, respectively, and $2 million and $5 million for the six months ended June 30, 2010 and 2009, respectively.

As discussed further in Note 13, Duke Energy Ohio participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations of $237 million at June 30, 2010 and $253 million at December 31, 2009. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit costs	233	249

Additionally, as discussed in Note 10, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was $3 million for each of the three months ended June 30, 2010 and 2009, and $8 million for each of the six months ended June 30, 2010 and 2009.

As discussed further in Note 5, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, for each of the three and six months ended June 30, 2010 and 2009 was insignificant. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, for each of the three and six months ended June 30, 2010 and 2009 was insignificant.

Duke Energy Ohio enters into certain derivative positions on behalf of DERS, a consolidated affiliate of Duke Energy. These contracts are undesignated, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations. See Note 7 for additional information.

Duke Energy Indiana

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of June 30, 2010 and December 31, 2009 are as follows:

	June 30, 2010(a)	December 31, 2009(a)
	(in millions)
Current assets(b)	$75	$26
Non-current assets(c)	—	16
Current liabilities(d)	(65)	(127)
Non-current liabilities(e)	(34)	(20)
Net deferred tax liabilities(f)	(839)	(679)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at June 30, 2010, $37 million is classified as Receivables and $38 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $15 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balance at December 31, 2009 is classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2010, $(51) million is classified as Accounts payable and $(14) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Accounts payable on the Condensed Consolidated Balance Sheets.
(e)	The balances at June 30, 2010 and December 31, 2009 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at June 30, 2010, $(911) million is classified as Deferred income taxes and $72 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Deferred income taxes on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended June 30, 2010 and 2009, Duke Energy Indiana recorded governance and shared services expenses of $92 million and $85 million, respectively. During the six months ended June 30, 2010 and 2009, Duke Energy Indiana recorded governance and shared services expenses of $176 million and $178 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $2 million for each of the three months ended June 30, 2010 and 2009, and $4 million and $5 million for the six months ended June 30, 2010 and 2009, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $3 million for each of the three months ended June 30, 2010 and 2009, and $4 million and $5 million for the six months ended June 30, 2010 and 2009, respectively.

As discussed further in Note 13, Duke Energy Indiana participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations of $310 million at June 30, 2010 and $316 million at December 31, 2009. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2010	December 31, 2009
	(in millions)
Other current liabilities	$2	$2
Accrued pension and other post-retirement benefit costs	308	314

Additionally, as discussed in Note 10, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was $3 million for each of the three months ended June 30, 2010 and 2009, and $6 million for each of the six months ended June 30, 2010 and 2009.

As discussed further in Note 5, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, for each of the three and six months ended June 30, 2010 and 2009 was insignificant. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, for each of the three months ended June 30, 2010 and 2009 was insignificant, and insignificant and $1 million for the six months ended June 30, 2010 and 2009, respectively.

In February 2010, Duke Energy Indiana received a $225 million capital contribution from its parent, Cinergy. In June 2010, Duke Energy Indiana received a $125 million capital contribution from its parent, Cinergy.

17. New Accounting Standards

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to June 30, 2009 and the impact of such adoption, if applicable, has been presented in the respective Condensed Consolidated Financial Statements of the Duke Energy Registrants:

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

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

For the Duke Energy Registrants, this accounting guidance was effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Effective with adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs was impacted as Duke Energy began consolidating Cinergy Receivables effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation was not impacted by the adoption of ASC 810. This revised accounting guidance did not have a significant impact on any of the Duke Energy Registrants’ other interests in VIEs. See Note 10 for additional disclosures required by the revised accounting guidance in ASC 810.

18. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the Duke Energy Registrants includes net income and all other non-owner changes in equity. The tables below provide the components of other comprehensive income (loss) and total comprehensive income (loss) for the three months ended June 30, 2010 and 2009. Components of other comprehensive income (loss) and total comprehensive income (loss) for the six months ended June 30, 2010 and 2009 are presented in the respective Condensed Consolidated Statements of Equity and Comprehensive Income.

Duke Energy

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended June 30, 2010
Net (Loss) Income	$(222)	$5	$(217)

Other comprehensive loss
Foreign currency translation adjustments	(12)	(1)	(13)
Pension and OPEB related adjustments to AOCI(a)	2	—	2
Net unrealized loss on cash flow hedges(b)	(10)	—	(10)
Reclassification into earnings from cash flow hedges(c)	1	—	1
Unrealized gain on investments in auction rate securities(d)	3	—	3

Other comprehensive loss, net of tax	(16)	(1)	(17)

Total Comprehensive (Loss) Income	$(238)	$4	$(234)

(a)	Net of $1 million tax expense for the three months ended June 30, 2010.
(b)	Net of $3 million tax benefit for the three months ended June 30, 2010.
(c)	Net of insignificant tax benefit for the three months ended June 30, 2010.
(d)	Net of $2 million tax expense for the three months ended June 30, 2010.

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended June 30, 2009
Net Income	$276	$6	$282

Other comprehensive income
Foreign currency translation adjustments	183	9	192
Pension and OPEB related adjustments to AOCI(a)	17	—	17
Net unrealized gain on cash flow hedges(b)	1	—	1
Reclassification into earnings from cash flow hedges(c)	4	—	4
Unrealized gain on investments in available-for-sale securities(d)	3	—	3
Other(b)	1	—	1

Other comprehensive income, net of tax	209	9	218

Total Comprehensive Income	$485	$15	$500

(a)	Net of $9 million tax expense for the three months ended June 30, 2009.
(b)	Net of insignificant tax expense for the three months ended June 30, 2009.
(c)	Net of $4 million tax expense for the three months ended June 30, 2009.
(d)	Net of $1 million tax expense for the three months ended June 30, 2009.

Duke Energy Carolinas

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Three Months Ended June 30,
	2010	2009
	(in millions)
Net Income	$202	$151

Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	1	1
Unrealized gain on investments in auction rate securities(a)	1	—

Other comprehensive income, net of tax	2	1

Total Comprehensive Income	$204	$152

(a)	Net of $1 million tax expense for each of the three months ended June 30, 2010 and 2009.

Duke Energy Ohio

	Three Months Ended June 30,
	2010	2009
	(in millions)
Net (Loss) Income	$(759)	$45

Other comprehensive
Reclassification into earnings from cash flow hedges(a)	—	4
Pension and OPEB related adjustments to AOCI(b)	2	3

Other comprehensive, net of tax	2	7

Total Comprehensive (Loss) Income	$(757)	$52

(a)	Net of $2 million tax expense for the three months ended June 30, 2009.
(b)	Net of $1 million tax expense for each of the three months ended June 30, 2010 and 2009.

Duke Energy Indiana

	Three Months Ended June 30,
	2010	2009
	(in millions)
Net Income	$57	$40

Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	(1)

Other comprehensive loss, net of tax	—	(1)

Total Comprehensive Income	$57	$39

(a)	Net of insignificant tax benefit for the three months ended June 30, 2009.

19. Subsequent Events

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

Duke Energy

EXECUTIVE OVERVIEW

Net (loss) income attributable to Duke Energy was a loss of $222 million for the three months ended June 30, 2010 as compared to income of $276 million for the three months ended June 30, 2009. The net loss for the three months ended June 30, 2010 was due to an impairment of goodwill and certain generation assets associated with non-regulated generation operations in the Midwest, partially offset by other factors described further below. Diluted earnings per share decreased from $0.21 per share for the three months ended June 30, 2009 to a loss of $0.17 per share for the three months ended June 30, 2010. (Loss) income from continuing operations was a loss of $218 million for the three months ended June 30, 2010 as compared to income of $284 million for the same period in 2009. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $193 million for the three months ended June 30, 2010 as compared to $647 million for the same period in 2009.

Net income attributable to Duke Energy Corporation was $223 million for the six months ended June 30, 2010 as compared to $620 million for the same period in 2009. Diluted earnings per share decreased from $0.48 per share for the six months ended June 30, 2009 to $0.17 per share for the six months ended June 30, 2010 due to the decrease in net income in the six months ended June 30, 2010 as compared to the same period in 2009, primarily as a result of an impairment of goodwill and certain generation assets associated with non-regulated generation operations in the Midwest, partially offset by other factors described further below. Income from continuing operations was $227 million for the six months ended June 30, 2010 as compared to $630 million for the same period in 2009. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $1,206 million for the six months ended June 30, 2010 as compared to $1,411 million for the same period in 2009.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$3,287	$2,913	$374	$6,881	$6,225	$656
Operating expenses	3,306	2,398	908	6,141	5,035	1,106
Gains on sales of other assets and other, net	5	13	(8)	7	19	(12)

Operating (loss) income	(14)	528	(542)	747	1,209	(462)
Other income and expenses, net	124	119	5	244	147	97
Interest expense	212	186	26	422	370	52

(Loss) income from continuing operations before income taxes	(102)	461	(563)	569	986	(417)
Income tax expense from continuing operations	116	177	(61)	342	356	(14)

(Loss) income from continuing operations	(218)	284	(502)	227	630	(403)
Income (loss) from discontinued operations, net of tax	1	(2)	3	1	1	—

Net (loss) income	(217)	282	(499)	228	631	(403)
Less: Net income attributable to noncontrolling interests	5	6	(1)	5	11	(6)

Net (loss) income attributable to Duke Energy Corporation	$(222)	$276	$(498)	$223	$620	$(397)

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

PART I

Consolidated Operating Revenues

Three Months Ended June 30, 2010 as Compared to June 30, 2009. Consolidated operating revenues for the three months ended June 30, 2010 increased $374 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $273 million increase at U.S. Franchised Electric and Gas (USFE&G). See Operating Revenues discussion within “Segment Results” for USFE&G below for further information;

•	A $66 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information; and

•	A $39 million increase at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	A $5 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Six Months Ended June 30, 2010 as Compared to June 30, 2009. Consolidated operating revenues for the six months ended June 30, 2010 increased $656 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $441 million increase at USFE&G. See Operating Revenues discussion within “Segment Results” for USFE&G below for further information;

•	A $120 million increase at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information; and

•	A $108 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information.

Partially offsetting these increases was:

•	A $13 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Consolidated Operating Expenses

Three Months Ended June 30, 2010 as Compared to June 30, 2009. Consolidated operating expenses for the three months ended June 30, 2010 increased $908 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $742 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information;

•	A $120 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information; and

•	A $60 million increase at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information.

Partially offsetting these increases was:

•	An $18 million decrease at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Six Months Ended June 30, 2010 as Compared to June 30, 2009. Consolidated operating expenses for the six months ended June 30, 2010 increased $1,106 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $764 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information;

•	A $158 million increase at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information;

•	A $144 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information; and

•	A $39 million increase at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Consolidated Gains on Sales of Other Assets and Other, Net

Consolidated gains on sales of other assets and other, net, was $5 million and $13 million for the three months ended June 30, 2010 and 2009, respectively. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to gains at USFE&G in 2009.

Consolidated gains on sales of other assets and other, net, was $7 million and $19 million for the six months ended June 30, 2010 and 2009, respectively. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to gains at USFE&G in 2009.

Consolidated Operating (Loss) Income

Consolidated operating (loss) income for the three months ended June 30, 2010 decreased $542 million compared to the same period in 2009. Drivers to operating (loss) income are discussed above.

PART I

Consolidated operating (loss) income for the six months ended June 30, 2010 decreased $462 million compared to the same period in 2009. Drivers to operating (loss) income are discussed above.

Consolidated Other Income and Expenses, Net

Consolidated other income and expenses, net for the three months ended June 30, 2010 increased $5 million compared to the same period in 2009. The increase was driven primarily by a higher equity component of allowance for funds used during construction (AFUDC) of $20 million due to additional capital spending for ongoing construction projects and higher equity earnings of $17 million primarily from International Energy’s investment in National Methanol Company (NMC) and an incremental bad debt reserve recorded in 2009 by USFE&G related to Cinergy Receivables Company, LLC (Cinergy Receivables) partially offset by losses on investments that support benefit obligations versus gains in the comparable period in the prior year.

Consolidated other income and expenses, net for the six months ended June 30, 2010 increased $97 million compared to the same period in 2009. The increase was driven primarily by a $33 million charge in the first quarter of 2009 associated with performance guarantees issued on behalf of the Crescent JV (Crescent), a higher equity component of AFUDC of $46 million due to additional capital spending for ongoing construction projects and higher equity earnings of $40 million primarily from International Energy’s investment in NMC partially offset by foreign currency translation losses of $19 million.

Consolidated Interest Expense

Consolidated interest expense for the three months ended June 30, 2010 increased $26 million compared to the same period in 2009. The increase is due primarily to higher debt balances, partially offset by a higher debt component of AFUDC due to increased spending on capital projects.

Consolidated interest expense for the six months ended June 30, 2010 increased $52 million compared to the same period in 2009. The increase is due primarily to higher debt balances, partially offset by a higher debt component of AFUDC due to increased spending on capital projects.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended June 30, 2010 decreased $61 million compared to the same period in 2009. The effective tax rate for the three months ended June 30, 2010 and 2009 was (114%) and 38%, respectively. The change in the effective tax rate is primarily due to a $500 million impairment of non-deductible goodwill in the three months ended June 30, 2010.

Consolidated income tax expense from continuing operations for the six months ended June 30, 2010 decreased $14 million compared to the same period in 2009. The effective tax rate for the six months ended June 30, 2010 and 2009 was 60% and 36%, respectively. The increase in the effective tax rate is primarily due to a $500 million impairment of non-deductible goodwill in the six months ended June 30, 2010.

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

EBIT by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
U.S. Franchised Electric and Gas	$671	$500	$1,415	$1,057
Commercial Power	(604)	79	(475)	193
International Energy	126	68	266	161

Total reportable segment EBIT	193	647	1,206	1,411
Other	(122)	(38)	(268)	(128)

Total reportable segment and other EBIT	71	609	938	1,283
Interest expense	(212)	(186)	(422)	(370)
Interest income and other(a)	26	31	37	58
Add back of noncontrolling interest component of reportable segment and Other EBIT	13	7	16	15

PART I

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(in millions)
Consolidated (loss) income from continuing operations before income taxes	$(102)	$461	$569	$986

(a)	Other within Interest Income and other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segment and Other EBIT.

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

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Operating revenues	$2,422	$2,149	$273	$5,098	$4,657	$441
Operating expenses	1,812	1,692	120	3,810	3,666	144
Gains on sales of other assets and other, net	3	13	(10)	5	13	(8)

Operating income	613	470	143	1,293	1,004	289
Other income and expenses, net	58	30	28	122	53	69

EBIT	$671	$500	$171	$1,415	$1,057	$358

Duke Energy Carolinas GWh sales(a)	20,308	18,862	1,446	41,824	39,292	2,532
Duke Energy Midwest GWh sales(a)(b)	14,443	13,369	1,074	29,604	27,921	1,683
Net proportional MW capacity in operation(c)				26,947	27,242	(295)

(a)	Gigawatt-hours (GWh).
(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.
(c)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three and six months ended June 30, 2010 compared to the same period in the prior year.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Increase (decrease) over prior year
Residential sales(a)	5.3%	9.8%
General service sales(a)	3.1%	2.2%
Industrial sales(a)	11.1%	7.8%
Wholesale power sales	21.7%	6.3%
Total Duke Energy Carolinas sales(b)	7.7%	6.4%
Average number of customers	0.6%	0.5%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of electric customers for Duke Energy Midwest for the three and six months ended June 30, 2010 compared to the same period in the prior year.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Increase (decrease) over prior year
Residential sales(a)	3.4%	2.6%
General service sales(a)	1.8%	0.2%
Industrial sales(a)	19.7%	15.6%
Wholesale power sales	9.3%	6.3%
Total Duke Energy Midwest sales(b)	8.0%	6.0%
Average number of customers	0.4%	0.4%

PART I

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended June 30, 2010 as Compared to June 30, 2009

Operating Revenues. The increase was driven primarily by:

•

An $87 million net increase in retail rates and rate riders primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases, and an Ohio electric distribution rate increase in July 2009;

•

A $78 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from electric retail customers resulting from favorable weather conditions, and higher fuel rates for electric retail customers in North Carolina, partially offset by decreased demand from natural gas customers, and lower fuel rates for electric retail customers in the Midwest and South Carolina. Fuel revenues represent sales to retail and wholesale customers;

•

A $56 million increase in GWh sales to retail customers due to favorable weather conditions in 2010 compared to the same period in 2009. For the Carolinas, cooling degree days for the second quarter of 2010 were 51% above normal as compared to 13% above normal during the same period in 2009. For the Midwest, cooling degree days for the second quarter of 2010 were 51% above normal as compared to 15% above normal during the same period in 2009. For the Carolinas, May 2010 was the fifth warmest May on record and June 2010 was the warmest June ever recorded;

•	An $18 million increase in wholesale power revenues, net of sharing, primarily due to increases in charges for capacity and the addition of new customers served under long-term contracts; and

•	A $16 million increase in weather adjusted sales volumes to electric retail customers reflecting increased demand, primarily in the industrial sector.

Operating Expenses. The increase was driven primarily by:

•

An $84 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily due to higher volume of coal used in electric generation resulting from favorable weather conditions, and higher coal prices, partially offset by reduced purchased power, and decreased demand for natural gas purchased for resale;

•	A $34 million increase in operating and maintenance expense primarily due to higher outage costs at nuclear and fossil generation stations, and increased benefit costs; and

•	A $7 million increase in depreciation and amortization due primarily to increases in depreciation as a result of additional capital spending and amortization of regulatory assets.

Gains on Sales of Other Assets and Other, Net. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to 2009.

Other Income and Expenses, net. The increase resulted primarily from a higher equity component of AFUDC from additional capital spending for ongoing construction projects and higher deferred returns.

EBIT. As discussed above, the increase resulted primarily from overall net higher retail rates and rate riders, favorable weather, higher equity component of AFUDC, higher wholesale power revenues, and higher weather adjusted sales volumes. These positive impacts were partially offset by higher operating and maintenance expenses and increased depreciation and amortization.

Six Months Ended June 30, 2010 as Compared to June 30, 2009

Operating Revenues. The increase was driven primarily by:

•

A $151 million net increase in retail rates and rate riders primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases, an Ohio electric distribution rate increase in July 2009, and a Kentucky gas rate increase in January 2010;

•

A $105 million increase in GWh and thousand cubic feet (Mcf) sales to retail customers due to favorable weather conditions in 2010 compared to the same period in 2009. For the Carolinas and Midwest, weather statistics for both heating degree days and cooling degree days in 2010 were favorable compared to the same period in 2009. For the Carolinas, February 2010 and June 2010 were record setting months in relation to heating degree days and cooling degree days;

•

A $76 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from electric retail customers, and higher fuel rates for electric retail customers in North Carolina, partially offset by lower natural gas fuel rates in Ohio and Kentucky, and lower fuel rates for electric retail customers in the Midwest and South Carolina. Fuel revenues represent sales to retail and wholesale customers;

•

A $50 million increase in weather adjusted sales volumes electric retail customers reflecting increased demand, primarily in the industrial sector, and slight growth in the number of residential and general service electric customers in USFE&G’s service territory. The number of electric residential and general service customers in 2010 has increased by approximately 13,000 in the Carolinas and by approximately 6,000 in the Midwest compared to 2009; and

•	A $25 million increase in wholesale power revenues, net of sharing, primarily due to increases in charges for capacity and the addition of new customers served under long-term contracts.

Operating Expenses. The increase was driven primarily by:

•

An $82 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily due to higher volume and prices of coal used in electric generation, partially offset by reduced purchased power, and lower prices and decreased demand for natural gas purchased for resale;

PART I

•	A $42 million increase in depreciation and amortization due primarily to increases in depreciation as a result of additional capital spending and amortization of regulatory assets; and

•

A $26 million increase in operating and maintenance expense primarily due to higher outage costs at nuclear and fossil generation stations, and higher benefit costs, partially offset by overall lower storm costs and lower power and gas delivery maintenance costs in 2010.

Gains on Sales of Other Assets and Other, Net. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to 2009.

Other Income and Expenses, net. The increase resulted primarily from a higher equity component of AFUDC from additional capital spending for ongoing construction projects and higher deferred returns.

EBIT. As discussed above, the increase resulted primarily from overall net higher retail rates and rate riders, favorable weather, higher weather adjusted sales volumes, higher equity component of AFUDC, higher wholesale power revenues, and decreased storm and power delivery costs. These positive impacts were partially offset by higher outage costs at nuclear and fossil generation stations and higher benefits, and increased depreciation and amortization.

Matters Impacting Future USFE&G Results

See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW integrated gasification combined cycle (IGCC) plant at Duke Energy Indiana’s Edwardsport Generating Station.

USFE&G evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact USFE&G’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment Assessments in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009. An interim impairment test was performed in the second quarter of 2010 for the Ohio Transmission and Distribution reporting unit (Ohio T&D) as this reporting unit was more likely than not impaired at the Duke Energy Ohio level. See Note 6 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments” for further discussion. As of the date of the 2010 second quarter impairment analysis, the fair value of the Ohio T&D reporting unit exceeded its carrying value at Duke Energy, therefore no goodwill impairment charge was recorded. However, the fair value of the Ohio T&D reporting unit, which has a goodwill balance of $700 million as of June 30, 2010, exceeded the carrying value of equity by less than 5%. Management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2010 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would again perform an interim impairment test of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this test. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the weighted average cost of capital (WACC) and the equity valuations of peer companies, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

Commercial Power

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Operating revenues	$540	$474	$66	$1,119	$1,011	$108
Operating expenses	1,155	413	742	1,613	849	764
Gains on sales of other assets and other, net	4	—	4	3	5	(2)

Operating income	(611)	61	(672)	(491)	167	(658)
Other income and expenses, net	12	18	(6)	21	26	(5)
Expense attributable to noncontrolling interest	5	—	5	5	—	5

EBIT	$(604)	$79	$(683)	$(475)	$193	$(668)

Actual Plant Production, GWh	6,551	6,132	419	13,124	12,427	697
Proportional MW capacity in operation				8,005	8,071	(66)

Three Months Ended June 30, 2010 as Compared to June 30, 2009

Operating Revenues. The increase was driven primarily by:

•

A $70 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2010 compared to 2009 and margin earned from participation in wholesale auctions in 2010;

•	A $14 million increase in PJM capacity revenues due to additional MWs participating in the auction and higher cleared auction pricing in 2010 compared to 2009; and

PART I

•	A $5 million increase in wind generation revenues due to additional wind generation facilities placed in service after the second quarter of 2009.

Partially offsetting these increases were:

•

A $19 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and the economy net of higher retail pricing under the Electric Security Plan (ESP) in 2010; and

•

An $18 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $38 million in 2010 compared to losses of $20 million in 2009.

Operating Expenses. The increase was driven primarily by:

•

A $660 million impairment charge related to goodwill and non-regulated coal-fired generation assets in the Midwest. See Note 6 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill”, Intangible Assets and Impairments,” for additional information;

•	A $74 million increase in wholesale fuel expenses due to higher generation volumes and less favorable hedge realizations in 2010 as compared to 2009; and

•

A $5 million increase in depreciation and administrative expenses associated with wind projects placed in service after the second quarter of 2009 and the continued development of the renewable business in 2010.

Partially offsetting these increases were:

•	A $21 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $5 million in 2010 compared to losses of $16 million in 2009;

•

A $17 million decrease in operating expenses resulting from the amortization of certain deferred plant maintenance expense and higher transmission costs in 2010 compared to 2009 net of lower administrative expenses; and

•	An $11 million decrease in retail fuel and purchased power expenses due to lower generation volumes net of higher purchased power volumes in 2010 as compared to 2009.

Gains on Sales of Other Assets and Other, net. The increase in 2010 as compared to 2009 is attributable to higher gains on sales of emission allowances and renewable energy credits in 2010.

Other Income and Expenses, net. The decrease is due to lower equity earnings in 2010 as compared to 2009.

EBIT. The decrease is primarily attributable to goodwill and generating asset impairment charges and lower retail margins driven by the economy and customer switching net of higher PJM capacity revenues.

Six Months Ended June 30, 2010 as Compared to June 30, 2009

Operating Revenues. The increase was driven primarily by:

•

A $107 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2010 compared to 2009 and margin earned from participation in wholesale auctions in 2010;

•	A $29 million increase in PJM capacity revenues due to additional MWs participating in the auction and higher cleared auction pricing in 2010 compared to 2009; and

•	An $18 million increase in wind generation revenues due to additional wind generation facilities placed in service after the first quarter of 2009.

Partially offsetting these increases were:

•

A $41 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and the economy net of higher retail pricing under the ESP in 2010; and

•

A $16 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $17 million in 2010 compared to losses of $1 million in 2009.

Operating Expenses. The increase was driven primarily by:

•

A $660 million impairment charge related to goodwill and generation assets associated with non-regulated generation operations in the Midwest. See Note 6 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $114 million increase in wholesale fuel expenses due to higher generation volumes and less favorable hedge realizations in 2010 as compared to 2009;

•

An $18 million increase in depreciation and administrative expenses associated with wind projects placed in service after the second quarter of 2009 and the continued development of the renewable business in 2010; and

•

A $5 million increase in operating expenses resulting from the amortization of certain deferred plant maintenance expenses and higher transmission costs in 2010 compared to 2009 net of lower administrative expenses.

Partially offsetting these increases were:

•	A $37 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $13 million in 2010 compared to losses of $24 million in 2009; and

•	A $14 million decrease in retail fuel and purchased power expenses due to lower generation volumes net of higher purchased power volumes in 2010 as compared to 2009.

PART I

Gains on Sales of Other Assets and Other, net. The decrease in 2010 as compared to 2009 is attributable to lower gains on sales of emission allowances in 2010.

Other Income and Expenses, net. The decrease is due to lower equity earnings in 2010 as compared to 2009.

EBIT. The decrease is primarily attributable to the impairment of goodwill and generation assets associated with non-regulated generation operations in the Midwest and lower retail revenues driven by the economy and customer switching net of higher PJM capacity revenues.

Matters Impacting Future Commercial Power Results

Continuing low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customer switching in the second half of 2009 and that trend has continued into 2010. The overall impacts of customer switching could have a significant impact on Commercial Power’s results. Additionally, these evolving market conditions may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of June 30, 2010, Commercial Power had regulatory assets of $74 million related to the timing of collections under its ESP and mark-to-market losses on certain economic hedges.

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
(in millions, except where noted)	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Operating revenues	$310	$271	$39	$646	$526	$120
Operating expenses	207	225	(18)	425	386	39
Gains on sales of other assets and other, net	—	—	—	(1)	—	(1)

Operating income	103	46	57	220	140	80
Other income and expenses, net	30	26	4	59	32	27
Expense attributable to noncontrolling interest	7	4	3	13	11	2

EBIT	$126	$68	$58	$266	$161	$105

Sales, GWh	5,041	4,277	764	10,732	8,935	1,797
Proportional MW capacity in operation				4,203	4,051	152

Three Months Ended June 30, 2010 as Compared to June 30, 2009

Operating Revenues. The increase was driven primarily by:

•	A $29 million increase in Brazil due to higher sales volumes and favorable exchange rates;

•	An $8 million increase in Central America due to higher average prices partially offset by lower dispatch due to unfavorable hydrology; and

•	A $4 million increase in Ecuador due to higher dispatch as a result of drier weather and higher average prices.

Partially offsetting these increases was:

•	A $3 million decrease in Peru due to lower average prices and sales volumes.

Operating Expenses. The decrease was driven primarily by:

•	A $20 million decrease in Brazil primarily due to the absence of a provision recorded in 2009 related to transmission fees.

Partially offsetting this decrease was:

•	A $4 million increase in Central America primarily due to higher average fuel costs.

Other Income and Expenses, net. The increase was primarily driven by a $5 million increase in equity earnings from NMC due to higher average methanol prices and higher methyl tertiary butyl ether (MTBE) volumes; partially offset by lower methanol volumes due to planned maintenance.

EBIT. As discussed above, the increase was primarily due to favorable hydrology and exchange rates in Brazil, as well as the absence of a provision recorded in 2009 related to transmission fees, higher average prices in Central America and higher equity earnings from NMC.

Six Months Ended June 30, 2010 as Compared to June 30, 2009

Operating Revenues. The increase was driven primarily by:

•	A $57 million increase in Brazil due to favorable sales volumes and exchange rates partially offset by lower average spot prices;

PART I

•	A $41 million increase in Central America due to higher average sales prices partially offset by lower dispatch due to unfavorable hydrology; and

•	A $21 million increase in Ecuador as a result of higher dispatch due to drier weather.

Operating Expenses. The increase was driven primarily by:

•	A $32 million increase in Central America primarily due to higher average fuel costs and fuel consumption;

•	A $13 million increase in Ecuador due to higher fuel consumption as a result of higher dispatch; and

•	An $8 million increase in Peru due to higher hydrocarbon royalty costs.

Partially offsetting these increases were:

•	A $7 million decrease in Brazil due to the absence of a provision recorded in 2009 related to transmission fees partially offset by unfavorable exchange rates; and

•	A $6 million decrease in general and administrative due to lower legal fees and development costs.

Other Income and Expenses, net. The increase was primarily driven by a $23 million increase in equity earnings from NMC due to higher average prices and MTBE volumes partially offset by lower methanol volumes due to planned maintenance and a $5 million increase due to the equity losses recorded in 2009 related to Attiki Gas Supply S.A. (Attiki), which International Energy ceased having an equity investment in during the fourth quarter of 2009.

EBIT. As discussed above, the increase was primarily due to higher equity earnings from NMC, favorable results in Latin America, favorable exchange rates, primarily in Brazil, and the absence of a provision recorded in 2009 related to transmission fees and equity losses associated with Attiki.

Matters Impacting Future International Energy Results

International Energy is committed to selectively growing its Latin American power generation business while continuing to maximize the returns and cash flow from its current portfolio. However, International Energy periodically evaluates all of its businesses to ensure those businesses continue to align with its overall strategies. As such, International Energy is currently exploring a possible sale of certain long-lived assets in Latin America. The estimated fair value for these assets currently being evaluated for potential sale is less than carrying value. Consistent with generally accepted accounting principles (GAAP), write-downs to fair value have not been recorded on these long-lived assets as the forecasted undiscounted cash flows for the assets exceed the carrying value. In 2010, it is possible that a write-down of the carrying value of these assets to fair value could occur if a sale at an amount below carrying value becomes likely.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$37	$42	$(5)	$65	$78	$(13)
Operating expenses	154	94	60	340	182	158
Gains on sales of other assets and other, net	(2)	—	(2)	—	1	(1)

Operating income	(119)	(52)	(67)	(275)	(103)	(172)
Other income and expenses, net	(2)	17	(19)	5	(21)	26
Expense (benefit) attributable to noncontrolling interests	1	3	(2)	(2)	4	(6)

EBIT	$(122)	$(38)	$(84)	$(268)	$(128)	$(140)

Three Months Ended June 30, 2010 as Compared to June 30, 2009

Operating Revenues. The decrease was primarily due to mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating Expenses. The increase was driven primarily by $76 million of employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina; partially offset by lower deferred compensation expense due to unfavorable investment performance and lower corporate costs.

Other Income and Expenses, net. The decrease was driven primarily by unfavorable returns on investments that support benefit obligations in 2010 compared to gains in 2009.

EBIT. As discussed above, the reduction was due primarily to employee severance costs.

Six Months Ended June 30, 2010 as Compared to June 30, 2009

Operating Revenues. The decrease was primarily due to mark-to-market activity at DETM.

PART I

Operating Expenses. The increase was driven primarily by $144 million of employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina and a $16 million donation to the Duke Energy Foundation, which is a non-profit organization funded by Duke Energy shareholders that makes charitable contributions to selected non-profits and government subdivisions.

Other Income and Expenses, net. The increase was driven primarily by a 2009 charge related to certain guarantees Duke Energy had issued on behalf of Crescent.

EBIT. As discussed above, the reduction was due primarily to employee severance costs and a donation to the Duke Energy Foundation, partially offset by a 2009 charge related to Crescent guarantees.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50% interest in the Crescent JV (Crescent), which was Duke Energy’s real estate joint venture that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50% ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize its share of the net tax loss in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, as of June 30, 2010, it is possible that Duke Energy could incur a future tax liability related to its inability to fully utilize tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

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

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$3,058	$2,643	$415
Operating expenses	2,403	2,059	344
Gains on sales of other assets and other, net	5	13	(8)

Operating income	660	597	63
Other income and expenses, net	112	53	59
Interest expense	176	165	11

Income before income taxes	596	485	111
Income tax expense	202	172	30

Net income	$394	$313	$81

The $81 million increase in Duke Energy Carolinas’ net income for the six months ended June 30, 2010 compared to June 30, 2009 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $146 million increase in retail rates primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases;

•

A $138 million increase in fuel revenues driven primarily by increased GWh sales to retail customers, resulting from favorable weather conditions, and increased fuel rates in North Carolina. Fuel revenues represent sales to retail and wholesale customers;

•

An $88 million increase in GWh sales to retail customers due to favorable weather. Weather statistics for both heating degree days and cooling degree days in 2010 were favorable compared to the same period in 2009. February and June were record setting months in relation to heating degree days and cooling degree days, respectively, in 2010; and

•

A $22 million increase in weather adjusted sales volumes to retail customers primarily due to increased demand in the industrial and residential sectors. Industrial and residential sales, on a weather-adjusted basis, increased slightly less than 7% and 2%, respectively, compared to the same period in 2009, with total weather-adjusted retail sales for all classes up approximately 2%.

Operating Expenses. The increase was primarily due to:

•

A $152 million increase in operating and maintenance expenses primarily due to severance and benefit costs associated with a voluntary severance plan offered to employees in February 2010, higher outage costs at nuclear and fossil generation plants, costs related to the implementation of the save-a-watt program and increased employee benefit costs;

•	A $144 million increase in fuel expense (including purchased power) primarily due to increased retail demand resulting from favorable weather conditions; and

PART I

•	A $37 million increase in depreciation and amortization expense primarily due to increased production plant base and amortization of certain regulatory assets.

Other Income and Expenses, net. The increase is primarily due to a higher equity component of AFUDC from additional capital spending for ongoing construction projects, interest income recorded in 2010 following the resolution of certain income tax matters related to prior years, and higher deferred returns.

Interest Expense. The increase is primarily due to increased long-term debt and certain other regulatory liabilities, partially offset by a higher debt component of AFUDC due to additional capital spending for ongoing construction projects.

Income Tax Expense. The increase in income tax expense for the six months ended June 30, 2010 compared to the same period in the prior year was primarily due to higher pre-tax income, partially offset by an increase in AFUDC equity. The effective tax rate was approximately 33.9% as compared to an effective tax rate of 35.5% for the same period in 2009.

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

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$1,626	$1,742	$(116)
Operating expenses	2,188	1,481	707
Gains on sales of other assets and other, net	3	5	(2)

Operating (loss) income	(559)	266	(825)
Other income and expenses, net	14	5	9
Interest expense	58	62	(4)

(Loss) income before income taxes	(603)	209	(812)
Income tax expense	26	79	(53)

Net (loss) income	$(629)	$130	$(759)

The $759 million decrease in Duke Energy Ohio’s net income for the six months ended June 30, 2010 compared to June 30, 2009 was primarily due to the following factors:

Operating Revenues. The decrease was primarily driven by:

•	A $247 million decrease in retail electric revenues primarily resulting from lower sales volumes driven by increased customer switching levels, net of higher retail pricing under the ESP in 2010; and

•	A $55 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales volumes.

Partially offsetting these decreases were:

•

A $107 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2010 compared to 2009 and margin earned from participation in wholesale auctions in 2010;

•	A $29 million increase in PJM capacity revenues due to additional MWs participating in the auction and higher cleared auction pricing in 2010 compared to 2009;

•	A $24 million increase due to implementation of new distribution electric rates in Ohio;

•	A $15 million increase related to native load due to more favorable weather conditions in 2010 compared to 2009;

•	A $6 million increase due to implementation of new gas rates in Kentucky; and

•

A $6 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $1 million in 2010 compared to losses of $7 million in 2009.

PART I

Operating Expenses. The increase was primarily driven by:

•

A $677 million impairment of goodwill and a $160 million impairment of certain generation assets and emission allowances in 2010. See Note 6 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $114 million increase in wholesale fuel expenses due to higher generation volumes and less favorable hedge realizations in 2010 as compared to 2009; and

•

A $21 million increase in employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina.

Partially offsetting these increases were:

•	A $143 million decrease in retail fuel and purchased power expenses due to lower retail load due to customer switching in 2010 compared to 2009;

•	A $52 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced sales volumes;

•	A $37 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $14 million in 2010 compared to losses of $24 million in 2009; and

•

A $30 million decrease in operating and maintenance expenses primarily due to charges for Ohio environmental reserves in the second quarter of 2009, which were subsequently deferred as regulatory assets during the fourth quarter of 2009, lower storm costs largely driven by the impact of an ice storm in January 2009, and lower administrative and depreciation expenses net of the amortization of certain deferred plant maintenance expenses.

Gains on Sales of Other Assets and Other, net. The decrease in 2010 as compared to 2009 is attributable to lower gains on sales of emission allowances in 2010.

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

Income Tax Expense. The decrease is primarily due to a $677 million non-deductible impairment of goodwill as discussed above. The effective tax rate in 2010 was (4.3)% compared to an effective tax rate for the same period in 2009 of 37.8%.

Matters Impacting Future Duke Energy Ohio Results

Continuing low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customer switching in the second half of 2009 and that trend has continued into 2010. The overall impacts of customer switching could have a significant impact on Commercial Power’s results. Additionally, these evolving market conditions may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of June 30, 2010, Commercial Power had regulatory assets of $74 million related to the timing of collections under its ESP and mark-to-market losses on certain economic hedges.

As discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” in the second quarter of 2010, Duke Energy Ohio recorded a goodwill impairment charge of $216 million related to the Ohio T&D reporting unit to write down the goodwill to its implied fair value. As a result of this impairment charge, the carrying value of goodwill associated with the reporting unit of $746 million is equivalent to its implied fair value as of the impairment testing date. This impairment charge was based on a number of factors, including current and forecasted customer demand, discount rates, valuation of peer companies, and regulatory and legislative developments. Should the assumptions used related to these factors change in the future, it is possible that further goodwill impairment charges could be recorded.

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

PART I

	Six Months Ended June 30,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$1,189	$1,163	$26
Operating expenses	959	965	(6)

Operating income	230	198	32
Other income and expenses, net	32	17	15
Interest expense	67	73	(6)

Income before income taxes	195	142	53
Income tax expense	68	54	14

Net income	$127	$88	$39

The $39 million increase in Duke Energy Indiana’s net income for the six months ended June 30, 2010 compared to June 30, 2009 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $23 million increase in weather normalized sales volumes to retail customers reflecting the improving economic conditions which are primarily impacting the industrial sector;

•	A $13 million increase in wholesale power revenue, net of sharing, primarily due to adjustments made to formula rate contracts and increase in demand from customers served under long term contracts;

•	A $9 million increase in retail revenues primarily related to retail rates and recovery riders for certain capital and operating costs; and

•	A $7 million increase in retail revenues primarily related to favorable weather conditions in 2010 as compared to 2009.

Partially offsetting these increases were:

•	A $17 million decrease in rate pricing primarily due to the negative impact on overall average prices of higher sales volumes, which were primarily to industrial customers; and

•	A $7 million decrease in fuel revenues (including the rider for emission allowances) primarily due to lower fuel rates in 2010 as compared to 2009.

Operating Expenses. The decrease was primarily due to:

•	A $10 million decrease in fuel costs primarily due to lower purchased power and fuel used in generation;

•	A $7 million decrease in property and other taxes primarily due to lower property taxes in 2010 as compared to 2009; and

•

A $4 million decrease in depreciation and amortization expense due to amortization related to demand side management costs, partially offset by increased depreciation from additional capital spending, adjustments made to certain environmental projects and software amortization, and increased amortization of clean coal expenditures to match recovery through revenues.

Partially offsetting these decreases was:

•

A $15 million increase in operation and maintenance primarily due to costs associated with the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, partially offset by major storm costs in 2009.

Other Income and Expenses, net. The increase in 2010 compared to 2009 was primarily attributable to increased AFUDC in 2010 for additional capital spending related to Edwardsport IGCC new plant construction.

Income Tax Expense. Income tax expense increased primarily due to higher pre-tax income. The effective tax rate in 2010 was 34.9% compared to an effective tax rate for the same period in 2009 of 38.3%.

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

PART I

Operating Cash Flows

Net cash provided by operating activities was $2,124 million for the six months ended June 30, 2010 compared to $1,017 million for the same period in 2009, an increase in cash provided of $1,107 million. This change was driven primarily by:

•	Excluding the impacts of non-cash impairment charges, net income increased in the six months ended June 30, 2010 compared to the same period in 2009, and

•	A $500 million decrease in contributions to company sponsored pension plans.

Investing Cash Flows

Net cash used in investing activities was $2,508 million for the six months ended June 30, 2010 compared to $2,133 million for the same period in 2009, an increase in cash used of $375 million. This change was driven primarily by:

•	A $400 million increase in capital and investment expenditures, and

•	A $40 million decrease in proceeds from sales of other assets, partially offset by

•	A $16 million decrease in net purchases of available-for-sale securities.

Financing Cash Flows and Liquidity

Net cash used in financing activities was $148 million for the six months ended June 30, 2010 compared to net cash provided by financing activities of $836 million for the same period in 2009, a decrease in cash provided of $984 million. This change was driven primarily by:

•	A $920 million decrease in proceeds from issuances of long-term debt, net of repayments, and

•	A $175 million decrease in proceeds from the issuance of common stock primarily related to the Dividend Reinvestment Plan and other internal plans, partially offset by

•	A $130 million decrease in net repayments of notes payable and commercial paper.

Significant Financing Activities. In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

In May 2010, Green Frontier Wind Power, LLC, a subsidiary of Duke Energy Generation Services (DEGS), an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million principal amount maturing in 2025. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. The initial interest rate on the notes is the six month adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of approximately 3.4% plus the applicable margin, which was 2.5% as of June 30, 2010. Proceeds from the issuance will be used to help fund the existing wind portfolio. As this debt is non-recourse to Duke Energy, the balance at June 30, 2010 is classified within Non-recourse Long-Term Debt of Variable Interest Entities (VIEs) in Duke Energy’s Condensed Consolidated Balance Sheets.

In June 2010, Duke Energy Carolinas issued $450 million principal amount of 4.30% first mortgage bonds due June 15, 2020. Proceeds from the issuance will be used to fund Duke Energy Carolinas’ ongoing capital expenditures and for general corporate purposes.

Available Credit Facilities and Restrictive Debt Covenants. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of June 30, 2010. The amount available under the master credit facility has been reduced by draw downs of cash and the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky, and Duke Energy Indiana are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of June 30, 2010 (in millions)( a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper	—	(300)	—	(150)	(450)
Drawdown(d)	—	—	—	(123)	(123)
Outstanding Letters of Credit	(11)	(109)	—	—	(120)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,061	$336	$666	$96	$2,159

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at June 30, 2010. The Duke Energy Ohio sub limit is comprised of $650 million for Duke Energy Ohio and $100 million for Duke Energy Kentucky.
(d)	Classified as Long-term Debt on the respective Condensed Consolidated Balance Sheets as Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the term of the loan of the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace amounts drawn under the master credit facility.

In April 2010, Duke Energy and Duke Energy Carolinas entered into a new $200 million four-year unsecured revolving credit facility. Duke Energy and Duke Energy Carolinas are Co-Borrowers under this facility, with Duke Energy having a borrowing sub limit of $100 million

PART I

and Duke Energy Carolinas having no borrowing sub limit. Upon closing of the facility, Duke Energy made an initial borrowing of $75 million for general corporate purposes.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2010, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Other Issues

Global Climate Change. For information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

Coal Combustion Products. On June 21, 2010, the U.S. Environmental Protection Agency (EPA) issued a proposed rule related to coal combustion residuals (CCR), a term the EPA uses to describe the byproducts of coal combustion associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs destined for disposal would either be regulated as hazardous waste or continue to be regulated as non-hazardous waste. The EPA could issue a final rule by the end of 2011.

Clean Air Interstate Rule (CAIR). In July 2010, the EPA announced a proposed Transport Rule to replace the CAIR. The EPA proposed to establish state-level sulfur dioxide (SO2) and nitrogen oxide (NOx) caps that would take effect in 2012. The SO2 caps would be reduced in 2014 for 15 of the 31 affected states. The EPA proposes to allow limited interstate trading and is taking comment on two more restrictive alternatives. The EPA has indicated that it plans on finalizing the Transport Rule in June 2011.

Duke Energy cannot predict the outcome of these rulemakings, however, the potential cost of compliance may include significant capital and operations and maintenance expenditures for coal fired generation plants, and could result in the early retirement of certain generation assets.

The following discussion of off-balance sheet arrangements and contractual obligations is on a consolidated Duke Energy basis.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2010, there were no material changes to Duke Energy’s off-balance sheet arrangements other than Duke Energy’s consolidation of Cinergy Receivables effective January 1, 2010, which is discussed in Notes 1 and 10 to the Unaudited Condensed Consolidated Financial Statements, “Organization and Basis of Presentation” and “Variable Interest Entities,” respectively. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the six months ended June 30, 2010, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

As of June 30, 2010, there are no new accounting standards that have been issued, but have not yet been adopted, that would have a significant impact on the financial results or disclosures of Duke Energy.

Subsequent Events

For information on subsequent events related to regulatory matters, commitments and contingencies, and debt and credit facilities, see Note 3, “Regulatory Matters,” Note 4, “Commitments and Contingencies,” and Note 5, “Debt and Credit Facilities,” to the Unaudited Condensed Consolidated Financial Statements.

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

PART I

Item 4. Controls and Procedures. – Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Exchange Act is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2010 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2010, see Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies” under the heading “Litigation.”

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

There were no issuer purchases of equity securities during the second quarter of 2010.

Item 4. Submission of Matters to a Vote of Security Holders.

Removed and Reserved

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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: August 6, 2010	/s/ LYNN J. GOOD
Lynn J. Good Chief Financial Officer

Date: August 6, 2010	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller