Form 10-Q
period 2010-09-30
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2010-11-05
CIK 20290, 30371, 81020, 1326160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Duke Energy    Yes  ☐    No  ☒

Duke Energy Carolinas    Yes  ☐    No  ☒

Duke Energy Ohio    Yes  ☐    No  ☒

Duke Energy Indiana    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of October 29, 2010 Registrant	Description	Shares

Duke Energy	Common Stock, par value $0.001	1,324,548,714

Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.

Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.

Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

INDEX

FORM 10-Q FOR THE QUARTER ENDED

SEPTEMBER 30, 2010

		Page

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Duke Energy Corporation (Duke Energy)

	Unaudited Condensed Consolidated Statements of Operations	3

	Unaudited Condensed Consolidated Balance Sheets	4

	Unaudited Condensed Consolidated Statements of Cash Flows	6

	Unaudited Condensed Consolidated Statements of Equity and Comprehensive Income	7

	Duke Energy Carolinas, LLC (Duke Energy Carolinas)

	Unaudited Condensed Consolidated Statements of Operations	8

	Unaudited Condensed Consolidated Balance Sheets	9

	Unaudited Condensed Consolidated Statements of Cash Flows	11

	Unaudited Condensed Consolidated Statements of Member’s Equity and Comprehensive Income	12

	Duke Energy Ohio, Inc. (Duke Energy Ohio)

	Unaudited Condensed Consolidated Statements of Operations	13

	Unaudited Condensed Consolidated Balance Sheets	14

	Unaudited Condensed Consolidated Statements of Cash Flows	16

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss)	17

	Duke Energy Indiana, Inc. (Duke Energy Indiana)

	Unaudited Condensed Consolidated Statements of Operations	18

	Unaudited Condensed Consolidated Balance Sheets	19

	Unaudited Condensed Consolidated Statements of Cash Flows	21

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income	22

	Combined Notes to Unaudited Condensed Consolidated Financial Statements for Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana	23

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	79

3.	Quantitative and Qualitative Disclosures About Market Risk	93

4.	Controls and Procedures	94

PART II. OTHER INFORMATION

1.	Legal Proceedings	95

1A.	Risk Factors	95

2.	Unregistered Sales of Equity Securities and Use of Proceeds	95

4.	Submission of Matters to a Vote of Security Holders	95

6.	Exhibits	96

	Signatures	97

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

•

The influence of weather and other natural phenomena on each of the Duke Energy Registrants’ operations, including the economic, operational and other effects of storms, hurricanes, droughts and tornadoes;

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1. Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues
Regulated electric	$3,077	$2,784	$8,233	$7,717
Non-regulated electric, natural gas and other	791	534	2,159	1,432
Regulated natural gas	78	78	435	472

Total operating revenues	3,946	3,396	10,827	9,621

Operating Expenses
Fuel used in electric generation and purchased power—regulated	990	900	2,598	2,521
Fuel used in electric generation and purchased power—non-regulated	335	197	895	502
Cost of natural gas and coal sold	36	41	272	317
Operation, maintenance and other	881	805	2,724	2,458
Depreciation and amortization	447	432	1,329	1,253
Property and other taxes	182	175	538	528
Goodwill and other impairment charges	44	414	700	420

Total operating expenses	2,915	2,964	9,056	7,999

Gains on Sales of Other Assets and Other, net	2	13	9	32

Operating Income	1,033	445	1,780	1,654

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	21	17	86	42
Losses on sales and impairments of unconsolidated affiliates	(1)	(3)	(3)	(9)
Other income and expenses, net	116	82	297	210

Total other income and expenses	136	96	380	243

Interest Expense	202	190	624	560

Income From Continuing Operations Before Income Taxes	967	351	1,536	1,337
Income Tax Expense from Continuing Operations	301	244	643	600

Income From Continuing Operations	666	107	893	737
(Loss) Income From Discontinued Operations, net of tax	—	(1)	1	—

Net Income	666	106	894	737
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(4)	(3)	1	8

Net Income Attributable to Duke Energy Corporation	$670	$109	$893	$729

Earnings Per Share—Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.51	$0.08	$0.68	$0.56
Diluted	$0.51	$0.08	$0.68	$0.56
(Loss) Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.51	$0.08	$0.68	$0.56
Diluted	$0.51	$0.08	$0.68	$0.56
Dividends per share	$—	$—	$0.725	$0.70
Weighted-average shares outstanding
Basic	1,320	1,299	1,315	1,289
Diluted	1,322	1,300	1,316	1,290

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$1,808	$1,542
Receivables (net of allowance for doubtful accounts of $33 at September 30, 2010 and $42 at December 31, 2009)	769	845
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $33 at September 30, 2010 and $6 at December 31, 2009)	1,243	896
Inventory	1,230	1,515
Other	987	968

Total current assets	6,037	5,766

Investments and Other Assets
Investments in equity method unconsolidated affiliates	351	436
Nuclear decommissioning trust funds	1,884	1,765
Goodwill	3,857	4,350
Intangibles, net	489	593
Notes receivable	43	45
Restricted other assets of variable interest entities	144	92
Other	2,359	2,526

Total investments and other assets	9,127	9,807

Property, Plant and Equipment
Cost	57,145	55,362
Cost, variable interest entities	648	—
Less accumulated depreciation and amortization	18,069	17,412

Net property, plant and equipment	39,724	37,950

Regulatory Assets and Deferred Debits
Deferred debt expense	250	258
Regulatory assets related to income taxes	751	557
Other	1,968	2,702

Total regulatory assets and deferred debits	2,969	3,517

Total Assets	$57,857	$57,040

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	September 30, 2010	December 31, 2009
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,387	$1,390
Non-recourse notes payable of variable interest entities	287	—
Taxes accrued	416	428
Interest accrued	246	222
Current maturities of long-term debt	242	902
Other	1,087	1,146

Total current liabilities	3,665	4,088

Long-term Debt	16,961	15,732

Non-recourse long-term debt of variable interest entities	801	381

Deferred Credits and Other Liabilities
Deferred income taxes	6,397	5,615
Investment tax credits	375	310
Asset retirement obligations	1,780	3,185
Other	5,729	5,843

Total deferred credits and other liabilities	14,281	14,953

Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,324 million and 1,309 million shares outstanding at September 30, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	20,912	20,661
Retained earnings	1,396	1,460
Accumulated other comprehensive loss	(294)	(372)

Total Duke Energy Corporation shareholders’ equity	22,015	21,750
Noncontrolling interests	134	136

Total equity	22,149	21,886

Total Liabilities and Equity	$57,857	$57,040

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$894	$737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,481	1,395
Equity component of AFUDC	(173)	(106)
Severance expense	77	—
Gains on sales of other assets	(10)	(32)
Impairment of goodwill and other long-lived assets	703	429
Deferred income taxes	527	659
Equity in earnings of unconsolidated affiliates	(86)	(42)
Contributions to qualified pension plans	—	(500)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	44	20
Receivables	87	226
Inventory	289	(279)
Other current assets	123	28
Increase (decrease) in
Accounts payable	(100)	(293)
Taxes accrued	(76)	81
Other current liabilities	(94)	(70)
Other assets	30	113
Other liabilities	(55)	176

Net cash provided by operating activities	3,661	2,542

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,481)	(3,024)
Investment expenditures	(61)	(103)
Acquisitions, net of cash acquired	—	(124)
Purchases of available-for-sale securities	(1,742)	(2,432)
Proceeds from sales and maturities of available-for-sale securities	1,773	2,394
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	8	57
Purchases of emission allowances	(11)	(56)
Sales of emission allowances	20	43
Change in restricted cash	(29)	41
Other	(2)	(17)

Net cash used in investing activities	(3,525)	(3,221)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,450	3,357
Issuance of common stock related to employee benefit plans	215	420
Payments for the redemption of long-term debt	(1,599)	(1,279)
Notes payable and commercial paper	16	(268)
Distributions to noncontrolling interests	(5)	(34)
Dividends paid	(957)	(908)
Other	10	11

Net cash provided by financing activities	130	1,299

Net increase in cash and cash equivalents	266	620
Cash and cash equivalents at beginning of period	1,542	986

Cash and cash equivalents at end of period	$1,808	$1,606

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$524	$316
Debt associated with the consolidation of Cinergy Receivables	$342	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
					Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$(28)	$(351)	$20,988	$163	$21,151

Net income	—	—	—	729	—	—	—	—	729	8	737
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	298	—	—	—	298	15	313
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	—	—	—	19	19	—	19
Net unrealized gain on cash flow hedges(b)	—	—	—	—	—	1	—	—	1	—	1
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	16	—	—	16	—	16
Other(e)	—	—	—	—	—	—	5	—	5	—	5

Total comprehensive income									1,068	23	1,091

Common stock issuances, including dividend reinvestment and employee benefits	31	—	451	—	—	—	—	—	451	—	451
Purchases and other changes in noncontrolling interest in subsidiaries	—	—	14	—	—	—	—	—	14	(49)	(35)
Common stock dividends	—	—	—	(908)	—	—	—	—	(908)	—	(908)
Other	—	—	(5)	—	—	—	—	—	(5)	—	(5)

Balance at September 30, 2009	1,303	$1	$20,566	$1,428	$(8)	$(24)	$(23)	$(332)	$21,608	$137	$21,745

Balance at December 31, 2009	1,309	$1	$20,661	$1,460	$17	$(22)	$(31)	$(336)	$21,750	$136	$21,886

Net income	—	—	—	893	—	—	—	—	893	1	894
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	58	—	—	—	58	(1)	57
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	—	—	—	19	19	—	19
Net unrealized loss on cash flow hedges(b)	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	2	—	—	2	—	2
Unrealized gain on investments in auction rate securities(d)	—	—	—	—	—		8	—	8	—	8

Total comprehensive income									971	—	971

Common stock issuances, including dividend reinvestment and employee benefits	15	—	251	—	—	—	—	—	251	—	251
Common stock dividends	—	—	—	(957)	—	—	—	—	(957)	—	(957)
Changes in noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(2)	(2)

Balance at September 30, 2010	1,324	$1	$20,912	$1,396	$75	$(29)	$(23)	$(317)	$22,015	$134	$22,149

(a)	Net of $10 tax expense in both 2010 and in 2009.
(b)	Net of $3 tax benefit in 2010 and insignificant tax expense 2009.
(c)	Net of $1 tax expense in 2010 and $9 tax expense in 2009.
(d)	Net of $4 tax expense in 2010.
(e)	Net of $2 tax expense in 2009.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues-Regulated Electric	$1,877	$1,544	$4,935	$4,187

Operating Expenses
Fuel used in electric generation and purchased power	594	454	1,506	1,222
Operation, maintenance and other	471	386	1,401	1,164
Depreciation and amortization	200	175	585	523
Property and other taxes	93	88	269	253

Total operating expenses	1,358	1,103	3,761	3,162

Gains on Sales of Other Assets and Other, net	2	9	7	22

Operating Income	521	450	1,181	1,047
Other Income and Expenses, net	51	34	163	87
Interest Expense	95	78	271	243

Income Before Income Taxes	477	406	1,073	891
Income Tax Expense	162	141	364	313

Net Income	$315	$265	$709	$578

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$374	$394
Receivables (net of allowance for doubtful accounts of $2 at September 30, 2010 and December 31, 2009)	532	839
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $7 at September 30, 2010 and $6 at December 31, 2009)	687	556
Inventory	633	846
Other	350	313

Total current assets	2,576	2,948

Investments and Other Assets
Nuclear decommissioning trust funds	1,884	1,765
Other	967	1,130

Total investments and other assets	2,851	2,895

Property, Plant and Equipment
Cost	30,672	29,917
Less accumulated depreciation and amortization	11,001	10,692

Net property, plant and equipment	19,671	19,225

Regulatory Assets and Deferred Debits
Deferred debt expense	172	179
Regulatory assets related to income taxes	579	471
Other	266	972

Total regulatory assets and deferred debits	1,017	1,622

Total Assets	$26,115	$26,690

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	September 30, 2010	December 31, 2009
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$812	$703
Taxes accrued	141	137
Interest accrued	134	105
Current maturities of long-term debt	7	509
Other	460	478

Total current liabilities	1,554	1,932

Long-term Debt	7,447	6,857

Non-recourse long-term debt of variable interest entities	300	300

Deferred Credits and Other Liabilities
Deferred income taxes	3,443	3,087
Investment tax credits	220	178
Asset retirement obligations	1,703	3,098
Other	2,814	2,967

Total deferred credits and other liabilities	8,180	9,330

Commitments and Contingencies
Member’s Equity
Member’s Equity	8,663	8,304
Accumulated other comprehensive loss	(29)	(33)

Total member’s equity	8,634	8,271

Total Liabilities and Member’s Equity	$26,115	$26,690

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$709	$578
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	730	659
Equity component of AFUDC	(129)	(89)
Severance expense	61	—
Gains on sales of other assets	(7)	(22)
Deferred income taxes	260	491
Contributions to qualified pension plans	—	(74)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	1
Receivables	(37)	150
Inventory	217	(180)
Other current assets	(1)	(273)
Increase (decrease) in
Accounts payable	42	(22)
Taxes accrued	4	25
Other current liabilities	(50)	(18)
Other assets	26	(15)
Other liabilities	(91)	51

Net cash provided by operating activities	1,734	1,262

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,737)	(1,602)
Purchases of available-for-sale securities	(871)	(1,790)
Proceeds from sales and maturities of available-for-sale securities	845	1,770
Sales of emission allowances	7	21
Change in restricted cash	7	9
Notes due from affiliate, net	267	(5)
Other	(8)	(8)

Net cash used in investing activities	(1,490)	(1,605)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	692	154
Payments for the redemption of long-term debt	(602)	(356)
Capital contribution from parent	—	250
Dividends to parent	(350)	—
Other	(4)	(1)

Net cash (used in) provided by financing activities	(264)	47

Net decrease in cash and cash equivalents	(20)	(296)
Cash and cash equivalents at beginning of period	394	323

Cash and cash equivalents at end of period	$374	$27

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$212	$164

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Loss
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2008	$7,349	$(27)	$(6)	$7,316

Net income	578	—	—	578
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	3	—	3
Unrealized loss on investments in auction rate securities(b)	—	—	(3)	(3)

Total comprehensive income				578
Advance forgiveness from parent	3	—	—	3
Capital contribution from parent	250	—	—	250

Balance at September 30, 2009	$8,180	$(24)	$(9)	$8,147

Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271

Net income	709	—	—	709
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	2	—	2
Unrealized gain on investments in auction rate securities(b)	—	—	2	2

Total comprehensive income				713
Dividend to parent	(350)	—	—	(350)

Balance at September 30, 2010	$8,663	$(22)	$(7)	$8,634

(a)	Net of $1 tax expense in 2010 and 2009.
(b)	Net of $1 tax expense in 2010 and $2 tax benefit in 2009.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues
Regulated electric	$520	$637	$1,449	$1,785
Non-regulated electric and other	325	157	664	357
Regulated natural gas	78	78	436	472

Total operating revenues	923	872	2,549	2,614

Operating Expenses
Fuel used in electric generation and purchased power - regulated	140	210	410	627
Fuel used in electric generation and purchased power - non-regulated	138	74	319	179
Cost of natural gas and coal sold	13	15	191	240
Operation, maintenance and other	191	184	577	581
Depreciation and amortization	97	96	300	293
Property and other taxes	65	63	198	203
Goodwill and other impairment charges	—	769	837	769

Total operating expenses	644	1,411	2,832	2,892

Gains on Sales of Other Assets and Other, net	—	3	3	8

Operating Income (Loss)	279	(536)	(280)	(270)
Other Income and Expenses, net	8	(1)	22	4
Interest Expense	26	28	84	90

Income (Loss) Before Income Taxes	261	(565)	(342)	(356)
Income Tax Expense	85	63	111	142

Net Income (Loss)	$176	$(628)	$(453)	$(498)

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$341	$127
Receivables (net of allowance for doubtful accounts of $18 at September 30, 2010 and $17 at December 31, 2009)	619	563
Inventory	268	268
Other	138	176

Total current assets	1,366	1,134

Investments and Other Assets
Goodwill	921	1,598
Intangibles, net	257	332
Other	116	86

Total investments and other assets	1,294	2,016

Property, Plant and Equipment
Cost	10,136	10,243
Less accumulated depreciation and amortization	2,363	2,379

Net property, plant and equipment	7,773	7,864

Regulatory Assets and Deferred Debits
Deferred debt expense	23	24
Regulatory assets related to income taxes	90	83
Other	371	390

Total regulatory assets and deferred debits	484	497

Total Assets	$10,917	$11,511

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	September 30, 2010	December 31, 2009
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$323	$512
Taxes accrued	157	152
Interest accrued	32	26
Current maturities of long-term debt	7	19
Other	119	128

Total current liabilities	638	837

Long-term Debt	2,560	2,573

Deferred Credits and Other Liabilities
Deferred income taxes	1,631	1,577
Investment tax credits	10	11
Accrued pension and other post-retirement benefit costs	233	249
Asset retirement obligations	27	36
Other	373	330

Total deferred credits and other liabilities	2,274	2,203

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at September 30, 2010 and December 31, 2009	762	762
Additional paid-in capital	5,570	5,570
Accumulated deficit	(858)	(405)
Accumulated other comprehensive loss	(29)	(29)

Total common stockholder’s equity	5,445	5,898

Total Liabilities and Common Stockholder’s Equity	$10,917	$11,511

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(453)	$(498)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	301	295
Severance expense	23	—
Gains on sales of other assets and other, net	(3)	(8)
Impairment of goodwill and other long-lived assets	837	769
Deferred income taxes	28	65
Accrued pension and other post-retirement benefit costs	11	11
Contributions to qualified pension plans	—	(143)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(34)	28
Receivables	56	(3)
Inventory	1	(20)
Other current assets	66	33
Increase (decrease) in
Accounts payable	(217)	(164)
Taxes accrued	(2)	85
Other current liabilities	(17)	(1)
Other assets	15	43
Other liabilities	(31)	37

Net cash provided by operating activities	581	529

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(242)	(353)
Purchases of emission allowances	(10)	(19)
Sales of emission allowances	10	15
Notes due from affiliate, net	(113)	(221)
Change in restricted cash	—	3

Net cash used in investing activities	(355)	(575)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	7	563
Payments for the redemption of long-term debt	(7)	(102)
Notes payable and commercial paper	(12)	—
Notes payable to affiliate, net	—	(63)
Dividends to parent	—	(360)
Other	—	(3)

Net cash (used in) provided by financing activities	(12)	35

Net increase (decrease) in cash and cash equivalents	214	(11)
Cash and cash equivalents at beginning of period	127	27

Cash and cash equivalents at end of period	$341	$16

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$92	$36

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2008	$762	$5,570	$381	$(15)	$(28)	$6,670

Net loss	—	—	(498)	—	—	(498)
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	—	—	15	—	15
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	3	3

Total comprehensive loss						(480)
Dividends to parent	—	—	(360)	—	—	(360)

Balance at September 30, 2009	$762	$5,570	$(477)	$—	$(25)	$5,830

Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898

Net loss	—	—	(453)	—	—	(453)
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	—	(1)
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	1	1

Total comprehensive loss						(453)

Balance at September 30, 2010	$762	$5,570	$(858)	$—	$(29)	$5,445

(a)	Net of insignificant tax benefit in 2010 and $8 tax expense in 2009.
(b)	Net of insignificant tax expense in 2010 and $2 tax expense in 2009.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Operating Revenues-Regulated Electric	$694	$622	$1,883	$1,785

Operating Expenses
Fuel used in electric generation and purchased power	256	237	682	673
Operation, maintenance and other	131	142	445	441
Depreciation and amortization	95	110	281	300
Property and other taxes	19	19	52	59
Impairment charges	44	—	44	—

Total operating expenses	545	508	1,504	1,473

Losses on Sales of Other Assets and Other, net	—	(1)	—	(1)
Operating Income	149	113	379	311
Other Income and Expenses, net	19	13	51	30
Interest Expense	32	37	99	110

Income Before Income Taxes	136	89	331	231
Income Tax Expense	44	34	112	88

Net Income	$92	$55	$219	$143

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2010	December 31, 2009
ASSETS
Current Assets
Cash and cash equivalents	$212	$20
Receivables (net of allowance for doubtful accounts of $1 at September 30, 2010 and December 31, 2009)	409	245
Inventory	246	312
Other	77	31

Total current assets	944	608

Investments and Other Assets
Intangibles, net	69	98
Other	122	134

Total investments and other assets	191	232

Property, Plant and Equipment
Cost	10,925	10,055
Less accumulated depreciation and amortization	3,302	3,129

Net property, plant and equipment	7,623	6,926

Regulatory Assets and Deferred Debits
Deferred debt expense	43	44
Regulatory assets related to income taxes	82	4
Other	591	596

Total regulatory assets and deferred debits	716	644

Total Assets	$9,474	$8,410

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	September 30, 2010	December 31, 2009
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$262	$354
Taxes accrued	56	47
Interest accrued	46	40
Current maturities of long-term debt	5	4
Other	88	123

Total current liabilities	457	568

Long-term Debt	3,469	3,086

Deferred Credits and Other Liabilities
Deferred income taxes	895	679
Investment tax credits	145	120
Accrued pension and other post-retirement benefit costs	305	314
Asset retirement obligations	47	42
Other	655	667

Total deferred credits and other liabilities	2,047	1,822

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at September 30, 2010 and December 31, 2009	1	1
Additional paid-in capital	1,358	1,008
Retained earnings	2,134	1,915
Accumulated other comprehensive income	8	10

Total common stockholder’s equity	3,501	2,934

Total Liabilities and Common Stockholder’s Equity	$9,474	$8,410

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$219	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	285	303
Equity component of AFUDC	(40)	(18)
Severance expense	26	—
Losses on sales of other assets and other, net	—	1
Impairment charges	44	—
Deferred income taxes and investment tax credit amortization	82	92
Contributions to qualified pension plans	—	(100)
Accrued pension and other post-retirement benefit costs	18	17
(Increase) decrease in
Receivables	(2)	21
Inventory	66	(77)
Other current assets	8	23
Increase (decrease) in
Accounts payable	(98)	(101)
Taxes accrued	1	25
Other current liabilities	(21)	6
Other assets	4	7
Other liabilities	(38)	(11)

Net cash provided by operating activities	554	331

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(922)	(686)
Purchases of available-for-sale securities	(17)	(22)
Proceeds from sales and maturities of available-for-sale securities	19	23
Proceeds from the sale of other assets	—	10
Purchases of emission allowances	(1)	(37)
Sales of emission allowances	3	6
Notes due from affiliate, net	(160)	(134)
Change in restricted cash	(5)	7
Other	—	(1)

Net cash used in investing activities	(1,083)	(834)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of long-term debt	571	899
Payments for the redemption of long-term debt	(197)	(676)
Capital contribution from parent	350	140
Other	(3)	(4)

Net cash provided by financing activities	721	359

Net increase (decrease) in cash and cash equivalents	192	(144)
Cash and cash equivalents at beginning of period	20	144

Cash and cash equivalents at end of period	$212	$—

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$155	$105

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2008	$1	$868	$1,714	$11	$2,594

Net income	—	—	143	—	143
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	(1)

Total comprehensive income					142
Capital contribution from parent	—	140	—	—	140

Balance at September 30, 2009	$1	$1,008	$1,857	$10	$2,876

Balance at December 31, 2009	$1	$1,008	$1,915	$10	$2,934

Net income	—	—	219	—	219
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(2)	(2)

Total comprehensive income					217
Capital contribution from parent	—	350	—	—	350

Balance at September 30, 2010	$1	$1,358	$2,134	$8	$3,501

(a)	Net of $1 tax benefit in 2010 and 2009.

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

1. Organization and Basis of Presentation

Organization. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company primarily located in the Americas. Duke Energy operates in the United States (U.S.) primarily through its direct and indirect wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in South America and Central America through International Energy. When discussing Duke Energy’s condensed consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to the Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself. See Note 2 for information related to reportable operating segments for each of the Duke Energy Registrants.

These Unaudited Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and all majority-owned subsidiaries where the respective Duke Energy Registrants have control and those variable interest entities (VIEs) where the respective Duke Energy Registrants are the primary beneficiary. These Unaudited Condensed Consolidated Financial Statements also reflect Duke Energy Carolinas’ proportionate share of the Catawba Nuclear Station, as well as Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio, Indiana and Kentucky and Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

Duke Energy Carolinas generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC) and the Federal Energy Regulatory Commission (FERC). Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment.

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

As discussed further in Note 2, Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power. Franchised Electric and Gas generates, transmits, distributes and sells electricity, as well as transports and sells natural gas. Substantially all of these operations are regulated and qualify for regulatory accounting treatment. Commercial Power’s generation operations include generation assets located in Ohio that are dedicated to serve native load customers. These assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed non
-native. The passing of SB 221 in Ohio and the approval of Duke Energy Ohio’s Electric Security Plan (ESP) by the PUCO in 2008 resulted in the approval of an enhanced recovery mechanism for certain rate riders associated with native load generation and Commercial Power applies regulatory accounting treatment to such riders. The remaining portion of Commercial Power’s native load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with non-native customers, including the Midwest gas-fired generation assets, do not qualify for regulatory accounting treatment as those operations do not meet the necessary accounting criteria.

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

Effective with the adoption of new accounting rules related to transfers and servicing of financial assets and VIEs on January 1, 2010, Duke Energy began consolidating Cinergy Receivables Company LLC (Cinergy Receivables) as it was deemed to be its primary beneficiary. Cinergy Receivables is a bankruptcy remote, special purpose entity that is a wholly-owned limited liability company of Cinergy. Under the previous accounting rules, Cinergy Receivables met the criteria for qualified special purpose entities, and such entities were exempt from the consolidation requirements, thus Cinergy Receivables was not consolidated by any of the Duke Energy Registrants. Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana, sell, on a revolving basis, nearly all of their retail accounts receivables and a portion of their wholesale accounts receivable and related collections to Cinergy Receivables, but are not deemed to be the primary beneficiary, thus consolidation at such level is not required. Effective January 1, 2010, Duke Energy began reflecting the receivables sold to Cinergy Receivables on its Condensed Consolidated Balance Sheets. Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana, were deemed not to be the primary beneficiary of Cinergy Receivables, continue to meet the revised sales/derecognition criteria of the new accounting guidance and, accordingly, continue to account for the transfers of receivables to Cinergy Receivables as sales. See Note 10 for additional information.

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

At September 30, 2010 and December 31, 2009, Duke Energy, Duke Energy Carolinas and Duke Energy Ohio had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Condensed Consolidated Balance Sheets as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Duke Energy	$621	$460
Duke Energy Carolinas	277	276
Duke Energy Ohio(a)	38	23

(a)	Primarily relates to wholesale sales within the Commercial Power segment.

Additionally, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables. Duke Energy Ohio and Duke Energy Indiana meet the revised sales/derecognition criteria of the new accounting rules and, therefore, continue to account for the transfers of receivables to Cinergy Receivables as sales, and accordingly the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to Cinergy Receivables at September 30, 2010 and December 31, 2009 were as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Duke Energy Ohio	$75	$126
Duke Energy Indiana	105	112

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

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, DukeNet Communications, LLC (DukeNet), which Duke Energy has announced an agreement to sell a 50% ownership interest in as discussed further below, and related telecommunications businesses, Duke Energy Trading and Marketing, LLC (DETM), which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy and management is currently in the process of winding down, and Duke Energy’s effective 50% interest in the Crescent JV (Crescent), which was Duke Energy’s real estate joint venture that filed for Chapter 11 bankruptcy protection in June 2009 and emerged from bankruptcy in June 2010. Following the bankruptcy proceeding, Duke Energy no longer has any ownership interest in Crescent.

In June 2010, Duke Energy announced an agreement to sell a 50% ownership interest in DukeNet to Alinda Capital Partners LLC for $137 million. This transaction, which is expected to close in the fourth quarter of 2010, will result in Duke Energy and Alinda Capital Partners LLC becoming equal 50% owners in the new joint venture. The transaction price implies a total DukeNet enterprise value of $274 million. The net book value of DukeNet was $130 million as of September 30, 2010. Subsequent to the closing of this transaction, Duke Energy will account for its interest in the new joint venture under the equity method of accounting.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2010
USFE&G(a)	$2,934	$10	$2,944	$946	$350
Commercial Power	736	1	737	188	54
International Energy	273	—	273	110	21

Total reportable segments	3,943	11	3,954	1,244	425
Other	3	14	17	(100)	22
Eliminations	—	(25)	(25)	—	—
Interest expense	—	—	—	(202)	—
Interest income and other(b)	—	—	—	25	—

Total consolidated	$3,946	$—	$3,946	$967	$447

Three Months Ended September 30, 2009
USFE&G	$2,490	$10	$2,500	$716	$339
Commercial Power(c)	608	1	609	(234)	51
International Energy	293	—	293	100	22

Total reportable segments	3,391	11	3,402	582	412
Other	5	14	19	(65)	20
Eliminations	—	(25)	(25)	—	—
Interest expense	—	—	—	(190)	—
Interest income and other(b)	—	—	—	25	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	(1)	—

Total consolidated	$3,396	$—	$3,396	$351	$432

Nine Months Ended September 30, 2010
USFE&G(a)	$8,017	$25	$8,042	$2,361	$1,033
Commercial Power(c)	1,850	6	1,856	(287)	167
International Energy	919	—	919	376	63

Total reportable segments	10,786	31	10,817	2,450	1,263
Other	41	41	82	(368)	66
Eliminations	—	(72)	(72)	—	—
Interest expense	—	—	—	(624)	—
Interest income and other(b)	—	—	—	62	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	16	—

Total consolidated	$10,827	$—	$10,827	$1,536	$1,329

Nine Months Ended September 30, 2009
USFE&G	$7,131	$26	$7,157	$1,773	$980
Commercial Power(c)	1,616	4	1,620	(41)	155
International Energy	819	—	819	261	60

Total reportable segments	9,566	30	9,596	1,993	1,195
Other	55	42	97	(193)	58
Eliminations	—	(72)	(72)	—	—
Interest expense	—	—	—	(560)	—
Interest income and other(b)	—	—	—	83	—

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	14	—

Total consolidated	$9,621	$—	$9,621	$1,337	$1,253

(a)	On December 7, 2009 and January 10, 2010, the North Carolina and South Carolina rate case settlement agreements were approved by the NCUC and PSCSC, respectively. Among other things, the rate case settlements included an annual base rate increase of $315 million in North Carolina to be phased-in primarily over a two-year period beginning January 1, 2010, and a $74 million annual base rate increase in South Carolina effective February 1, 2010. On July 8, 2009, the PUCO approved a $55 million annual increase in rates for electric delivery service. These new rates were effective July 13, 2009. Additionally, on December 29, 2009, the KPSC approved a $13 million increase in annual base natural gas rates. New rates went into effect January 4, 2010. As discussed in Note 3, in the third quarter of 2010, USFE&G recorded a $44 million charge to reflect the impact of a settlement agreement provision which reduces the return on equity for a portion of the Edwardsport integrated gasification combined cycle (IGCC) plant construction costs.
(b)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.
(c)	As discussed in Note 6, in the third quarter of 2009, Commercial Power recorded impairment charges of $413 million, which consisted of a $371 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $42 million charge to write-down the value of certain generating assets in the Midwest to their estimated fair value. In the second quarter of 2010, Commercial Power recorded impairment charges of $660 million, which consisted of a $500 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	September 30, 2010	December 31, 2009
	(in millions)
USFE&G	$43,819	$42,763
Commercial Power	6,974	7,345
International Energy	4,226	4,067

Total reportable segments	55,019	54,175
Other	2,639	2,736
Reclassifications(a)	199	129

Total consolidated assets	$57,857	$57,040

(a)	Primarily represents reclassification of federal tax balances in consolidation.

Duke Energy Carolinas

Duke Energy Carolinas has one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Carolinas, which consists of the regulated electric utility business in central and western North Carolina and western South Carolina.

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain allocated corporate governance costs (see Note 16).

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(b)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2010
Franchised Electric(a)	$1,877	$654	$200

Total reportable segment	1,877	654	200
Other	—	(85)	—
Interest expense	—	(95)	—
Interest income	—	3	—

Total consolidated	$1,877	$477	$200

Three Months Ended September 30, 2009
Franchised Electric	$1,544	$516	$175

Total reportable segment	1,544	516	175
Other	—	(33)	—
Interest expense	—	(78)	—
Interest income	—	1	—

Total consolidated	$1,544	$406	$175

Nine Months Ended September 30, 2010
Franchised Electric(a)	$4,935	$1,567	$585

Total reportable segment	4,935	1,567	585
Other	—	(244)	—
Interest expense	—	(271)	—
Interest income	—	21	—

Total consolidated	$4,935	$1,073	$585

Nine Months Ended September 30, 2009
Franchised Electric	$4,187	$1,232	$523

Total reportable segment	4,187	1,232	523
Other	—	(103)	—
Interest expense	—	(243)	—
Interest income	—	5	—

Total consolidated	$4,187	$891	$523

(a)	On December 7, 2009 and January 10, 2010, the North Carolina and South Carolina rate case settlement agreements were approved by the NCUC and PSCSC, respectively. Among other things, the rate case settlements included an annual base rate increase of $315 million in North Carolina to be phased-in primarily over a two-year period beginning January 1, 2010, and a $74 million annual base rate increase in South Carolina effective February 1, 2010.
(b)	There were no intersegment revenues for the three and nine months ended September 30, 2010 and 2009.

Segment Assets

At September 30, 2010 and December 31, 2009, substantially all of Duke Energy Carolinas’ assets are owned by its Franchised Electric operating segment.

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

Business Segment Data

	Unaffiliated Revenues(d)	Segment EBIT/ Consolidated Income (Loss) Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2010
Franchised Electric and Gas(a)	$367	$102	$56
Commercial Power	556	196	41

Total reportable segments	923	298	97
Other	—	(19)	—
Interest expense	—	(26)	—
Interest income and other	—	8	—

Total consolidated	$923	$261	$97

Three Months Ended September 30, 2009
Franchised Electric and Gas	$336	$69	$53
Commercial Power(c)	536	(591)	43

Total reportable segments	872	(522)	96
Other	—	(15)	—
Interest expense	—	(28)	—
Interest income and other	—	—	—

Total consolidated	$872	$(565)	$96

Nine Months Ended September 30, 2010
Franchised Electric and Gas(a)(b)	$1,204	$69	$168
Commercial Power(c)	1,345	(273)	132

Total reportable segments	2,549	(204)	300
Other	—	(71)	—
Interest expense	—	(84)	—
Interest income and other	—	17	—

Total consolidated	$2,549	$(342)	$300

Nine Months Ended September 30, 2009
Franchised Electric and Gas	$1,185	$186	$156
Commercial Power(c)	1,429	(412)	137

Total reportable segments	2,614	(226)	293
Other	—	(46)	—
Interest expense	—	(90)	—
Interest income and other	—	6	—

Total consolidated	$2,614	$(356)	$293

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

(a)	On July 8, 2009, the PUCO approved a $55 million annual increase in Duke Energy Ohio rates for electric delivery service. These new rates were effective July 13, 2009. Additionally, on December 29, 2009, the KPSC approved a $13 million increase in Duke Energy Kentucky annual base natural gas rates. New rates went into effect January 4, 2010.
(b)	In the second quarter of 2010, Franchised Electric and Gas recorded an impairment charge of $216 million related to the Ohio Transmission and Distribution reporting unit. This impairment charge was not recorded by Duke Energy. See Note 6 for additional information.
(c)	As discussed in Note 6, in the third quarter of 2009, Commercial Power recorded impairment charges of $769 million, which consisted of a $727 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $42 million charge to write-down the value of certain generating assets in the Midwest to their estimated fair value. In the second quarter of 2010, Commercial Power recorded impairment charges of $621 million, which consisted of a $461 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets.
(d)	There was an insignificant amount of intersegment revenues for the three and nine months ended September 30, 2010 and 2009.

Segment Assets

	September 30, 2010	December 31, 2009
	(in millions)
Franchised Electric and Gas	$6,253	$6,091
Commercial Power	4,800	5,489

Total reportable segments	11,053	11,580
Other	149	4
Eliminations and reclassifications	(285)	(73)

Total consolidated assets	$10,917	$11,511

Duke Energy Indiana

Duke Energy Indiana has one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Indiana, which consists of the regulated electric utility business in north central, central and southern Indiana.

The remainder of Duke Energy Indiana’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain allocated governance costs (see Note 16).

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2010
Franchised Electric(b)	$694	$178	$95

Total reportable segment	694	178	95
Other	—	(15)	—
Interest expense	—	(32)	—
Interest income and other	—	5	—

Total consolidated	$694	$136	$95

Three Months Ended September 30, 2009
Franchised Electric	$622	$133	$110

Total reportable segment	622	133	110
Other	—	(11)	—
Interest expense	—	(37)	—
Interest income and other	—	4	—

Total consolidated	$622	$89	$110

Nine Months Ended September 30, 2010
Franchised Electric(b)	$1,883	$484	$281

Total reportable segment	1,883	484	281
Other	—	(65)	—
Interest expense	—	(99)	—
Interest income and other	—	11	—

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Total consolidated	$1,883	$331	$281

Nine Months Ended September 30, 2009
Franchised Electric	$1,785	$362	$300

Total reportable segment	1,785	362	300
Other	—	(33)	—
Interest expense	—	(110)	—
Interest income and other	—	12	—

Total consolidated	$1,785	$231	$300

(a)	There were no intersegment revenues for the three and nine months ended September 30, 2010 and 2009.
(b)	As discussed in Note 3, in the third quarter of 2010, Duke Energy Indiana recorded a $44 million charge to reflect the impact of a settlement agreement provision which reduces the return on equity for a portion of the Edwardsport IGCC plant construction costs.

Segment Assets

At September 30, 2010 and December 31, 2009, all of Duke Energy Indiana’s assets are owned by its Franchised Electric operating segment.

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

Duke Energy Indiana Energy Efficiency. On June 17, 2010, Duke Energy Indiana withdrew its request to implement the save-a-watt energy efficiency model approved by the IURC on February 10, 2010. On September 28, 2010, Duke Energy Indiana filed a petition for new energy efficiency programs to enable meeting the IURC’s energy efficiency mandates. Testimony in support of the petition will be filed in early November 2010.

Duke Energy Kentucky Energy Efficiency. On January 27, 2010, Duke Energy Kentucky withdrew its application to implement save-a-watt and plans to file a revised portfolio in the future. Until that time, energy efficiency programs continue under Duke Energy Kentucky’s existing demand-side management program.

Duke Energy Indiana Storm Cost Deferrals. On July 22, 2009, Duke Energy Indiana filed a request with the IURC to defer storm costs associated with a January 27, 2009 ice storm, which caused $14 million of damage primarily to its distribution system. Duke Energy Indiana has requested to defer the retail jurisdictional portion of the incremental storm costs, which would otherwise be charged as operating expense, until Duke Energy Indiana’s next general rate proceeding. The costs at issue were charged to operating expense pending an IURC order in this proceeding. Duke Energy Indiana filed its case-in-chief testimony on August 27, 2009, and an evidentiary hearing was held on November 12, 2009. On July 14, 2010, the IURC approved the request to defer $12 million of retail jurisdictional storm expense until the next retail rate proceeding. On August 12, 2010, the Indiana Office of Utility Consumer Counselor (OUCC) filed a notice of appeal with the IURC. The costs were deferred and operating expenses reduced in the third quarter of 2010. This request will be re-examined by the IURC as part of an IURC Investigation discussed further below.

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

Capital Expansion Projects.

Overview. U.S. Franchised Electric and Gas is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, IGCC, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, U.S. Franchised Electric and Gas is taking steps now to ensure those options are available.

Duke Energy Carolinas William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Also in December 2007, Duke Energy Carolinas filed applications with the NCUC and the PSCSC for approval of Duke Energy Carolinas’ decision to incur development costs associated with the proposed William States Lee III Nuclear Station. The PSCSC approved Duke Energy Carolinas’ William States Lee III Nuclear project development cost application on June 9, 2008, and the NCUC issued its approval order on June 11, 2008. The approvals for the recovery of project development costs extended through 2009. The NRC review of the COL application continues and the estimated receipt of the COL is in mid 2013. Duke Energy Carolinas filed with the Department of Energy (DOE) for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out of the program.

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

Duke Energy Indiana filed a new cost estimate for the IGCC project reflecting an estimated cost increase of $530 million on April 16, 2010, with its case-in-chief testimony in the subdocket proceeding. Duke Energy Indiana is requesting approval of the new cost estimate of $2.88 billion, including AFUDC, and for continuation of the existing cost recovery treatment. A major driver of the cost increase includes design changes reflected in the final engineering leading to increased scope and complexity. On September 17, 2010 an agreement was reached with the OUCC, Duke Energy Indiana Industrial Group and Nucor Steel – Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion will be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. The charge is recorded in Goodwill and other impairment charges on Duke Energy’s Condensed Consolidated Statement of Operations. This charge is recorded in Impairment charges on Duke Energy Indiana’s Condensed Consolidated Statements of Operations. An evidentiary hearing on the settlement is scheduled to begin November 29, 2010. Due to the IURC investigation discussed below, the IURC has scheduled a technical conference for November 3, 2010 related to the continuing need for the Edwardsport IGCC facility. Additionally, the IURC will re-review prior Edwardsport IGCC case approvals.

On June 2, 2010, Duke Energy Indiana filed a petition for its fifth semi-annual IGCC rider in an ongoing review proceeding with the IURC. The evidentiary hearing is scheduled for December 2, 2010, and an order is expected in the first quarter of 2011. Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. The CAC, an intervenor, recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009, and an order is expected by the end of the first quarter of 2011.

Construction of the Edwardsport IGCC plant is underway and is currently expected to be completed and placed in-service in 2012.

IURC Investigation. On October 5, 2010, the Governor of Indiana terminated the employment of the Chairman of the IURC in connection with Duke Energy’s hiring of a lawyer from the IURC staff. As requested by the governor, the Indiana Inspector General has initiated an investigation into the matter, and the IURC has announced it will internally audit the Duke Energy cases dating from January 1, 2010 through September 30, 2010, on which this attorney worked while at the IURC, which includes the Indiana storm costs deferral request discussed above, as well as all Edwardsport IGCC cases dating back to 2006. Duke Energy has engaged an outside law firm to conduct its own investigation regarding Duke Energy’s hiring of the attorney and Duke Energy’s related hiring practices. On October 5, 2010, Duke Energy placed the attorney and President of Duke Energy Indiana on administrative leave.

Federal Advanced Clean Coal Tax Credits. Duke Energy has been awarded $125 million of federal advanced clean coal tax credits

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

associated with its construction of Cliffside Unit 6 and $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for the Cliffside and Edwardsport projects. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. In 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amended complaint; the motion is pending. On July 26, 2010, the District Court denied plaintiffs’ motion for preliminary injunction seeking to halt the issuance of the tax credits.

Other Matters.

Duke Energy Indiana SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony supporting its request to build an intelligent distribution grid in Indiana. The proposal requested approval of distribution formula rates or, in the alternative, a SmartGrid rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. The petition also included a pilot program for the installation of small solar photovoltaic and wind generation on customer sites, for $10 million over a three-year period. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. In response to issues raised by intervenors, Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. On June 4, 2009, Duke Energy Indiana filed with the IURC a settlement agreement with the OUCC, the CAC, Nucor Corporation, and the Duke Energy Indiana Industrial Group which provided for a full deployment of Duke Energy Indiana’s SmartGrid initiative at a slower pace, including cost recovery through a tracking mechanism. An evidentiary hearing was held on June 29, 2009. On November 4, 2009, the IURC issued an order that rejected the settlement agreement as incomplete and not in the public interest. The IURC cited the lack of defined benefits of the programs and encouraged the parties to continue the collaborative process outlined in the settlement or to consider smaller scale pilots or phased-in options. The IURC required the parties to present a procedural schedule within 10 days to address the underlying relief requested in the cause, and to supplement the record to address issues regarding the American Recovery and Reinvestment Act funding recently awarded by the DOE. A technical conference was held at the IURC on December 1, 2009, wherein a procedural schedule was established for the IURC’s continuing review of Duke Energy Indiana’s SmartGrid proposal. On April 16, 2010, Duke Energy Indiana filed supplemental testimony in support of a revised SmartGrid proposal. An evidentiary hearing was held in July 2010, and an IURC order is anticipated in the first quarter of 2011.

Duke Energy Ohio SmartGrid. Duke Energy Ohio filed an application on June 30, 2009, to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. The PUCO Staff has completed its audit and filed its comments. The PUCO Staff and intervenors, the Office of the Ohio Consumers’ Counsel (OCC) and Kroger Company, filed comments on October 8, 2009. The OCC and Duke Energy Ohio filed reply comments on October 15, 2009. A Stipulation and Recommendation was entered into by Duke Energy Ohio, Staff of the PUCO, Kroger Company, and Ohio Partners for Affordable Energy, which provides for a revenue increase of $4.2 million under the electric rider and $590,000 under the natural gas rider. The OCC did not oppose the Stipulation and Recommendation. A hearing on the Stipulation and Recommendation occurred on November 20, 2009. Approval of the Stipulation and Recommendation occurred in May 2010. Duke Energy Ohio filed its application for 2009 cost recovery in July 2010 and is awaiting a PUCO order.

Pioneer Transmission LLC Joint Venture. In August 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission, LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765 KV transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the FERC and the IURC. Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at $1 billion, of which $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility. In March 2009, the FERC issued an order granting favorable rate treatment for the project, including requested rate incentives. That order was affirmed by a rehearing order issued by the FERC in January 2010. The IURC has appealed that order to the United States Court of Appeals for the Seventh Circuit. On October 28, 2010, the IURC dropped its appeal to the Seventh Circuit. As is customary in formula rate cases, the FERC set the formula rate that transmission customers would pay for hearing and settlement procedures to address various challenges by intervenors to the inputs and calculations underlying the formula rate. These rate issues were resolved by a separate settlement among all parties, which was approved by the FERC on October 26, 2009. In December 2009, the MISO/PJM inter-Regional Planning Committee did not include the Pioneer Transmission project in the current regional transmission expansion plan. The Committee referred the project to the regional generation output study for possible inclusion in the next regional expansion plan. Duke Energy and AEP continue to work through the planning and regulatory processes in order to bring this project to commercial operation by year end 2015.

Regional Transmission Organization. On May 20, 2010, Duke Energy Kentucky filed an application with the KPSC requesting permission to transfer control of certain of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from Midwest Independent Transmission System Operator, Inc. (Midwest ISO) to PJM Interconnection, LLC (PJM). There may be significant costs associated with this transition. A hearing is scheduled to proceed on November 3, 2010, with an order expected by the end of 2010. Duke Energy Kentucky expects to join PJM on January 1, 2012.

On June 25, 2010, Duke Energy Ohio and Duke Energy Kentucky submitted an Initial Filing to the FERC requesting that it issue an order by November 1, 2010 determining that the RTO realignment meets FERC standards for withdrawal from the RTO and approving the participation of Duke Energy Ohio and Duke Energy Kentucky load and resources in certain PJM reliability pricing model auctions. The FERC issued an Order which approved Duke Energy Ohio and Duke Energy Kentucky’s request on October 21, 2010, and authorized Duke Energy Ohio and Duke Energy Kentucky to terminate their existing obligations to the Midwest ISO, subject to certain conditions.

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

Remediation Activities. The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities, such as historic manufactured gas plant (MGP) sites. Most of these sites were decommissioned in the 1960s. While a majority of the MGP by-products were sold off-site during the time period when the plants operated, some residuals remained on-site during plant decommissioning. Remediation activities typically focus on the containment, removal and/or the management of these by-products. In some cases, Duke Energy no longer owns the property. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remedial requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Reserves associated with remediation activities at certain sites have been recorded and it is anticipated that additional costs associated with remediation activities at certain sites will be incurred in the future. All of these sites generally are managed in the normal course of business or affiliate operations.

As of September 30, 2010 Duke Energy Ohio had a total reserve of $52 million, related to remediation work at certain MGP sites. Duke Energy Ohio has received an order from the PUCO to defer these costs. The PUCO will rule on the recovery of these costs at a future proceeding. Management believes it is probable that additional liabilities will be incurred as work progresses at Ohio MGP sites; however, costs associated with future remediation cannot currently be reasonably estimated.

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

Clean Water Act 316(b). The Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy Registrants are either a whole or partial owner are affected sources under that rule. Of the fourteen facilities, eight are owned by Duke Energy Carolinas, three are owned by Duke Energy Ohio and three are owned by Duke Energy Indiana. On April 1, 2009, the U.S. Supreme Court ruled in favor of the appellants that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could narrow the range of technology options required for each of the 14 affected facilities. The EPA has indicated that it plans on finalizing the 316(b) rule in 2012. Because of the wide range of potential outcomes, the Duke Energy Registrants are unable to estimate its costs to comply at this time.

Clean Air Interstate Rule (CAIR). The EPA finalized its CAIR in May 2005. The CAIR limits total annual and summertime nitrogen oxide (NOx) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. On August 2, 2010, the EPA published a proposed Transport Rule in the Federal Register that will replace the CAIR. The EPA proposed to establish state-level SO2 and NOx caps that would take effect in 2012. The SO2 caps would be reduced in 2014 for 15 of the 31 affected states. The EPA proposes to allow limited interstate trading and is taking comment on two more restrictive alternatives. Duke Energy cannot predict the outcome of this rulemaking, however, potential cost of complying with the final regulation may be significant. The EPA has indicated that it plans on finalizing the Transport Rule in June 2011. The emission controls the Duke Energy Registrants are installing to comply with state specific clean air legislation contribute significantly to achieving compliance with the CAIR and future Transport Rule requirements. Additionally, Duke Energy expects to spend $75 million between 2010 and 2014 ($65 million in Ohio and $10 million in Indiana) to comply with Phase 1 of the CAIR. The IURC issued an order in 2006 granting Duke Energy Indiana $1.07 billion in rate recovery to cover its estimated Phase 1 compliance costs of the CAIR and the Clean Air Mercury Rule in Indiana.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend $375 million ($128 million at Duke Energy Carolinas, $79 million at Duke Energy Ohio and $168 million at Duke Energy Indiana) over the period 2010-2014 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems to comply with current regulations. The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of CCPs, primarily ash, from the Duke Energy Registrants’ coal-fired power plants.

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act (RCRA) coal combustion residuals (CCR), a term the EPA uses to describe the byproducts of coal combustion associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use would either be regulated as hazardous waste or would

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

continue to be regulated as non-hazardous waste. Duke Energy cannot predict the outcome of this rulemaking, however, potential cost of complying with the final regulation may be significant. The EPA could issue a final rule by the end of 2011.

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

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River. Additionally, the plaintiffs had claimed that these were a violation of an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station. A remedy trial for violations previously established at the Wabash River and W.C. Beckjord Stations was held during the week of February 2, 2009. On May 29, 2009, the court issued its remedy ruling and ordered the following relief: (i) Wabash River Units 2, 3 and 5 to be permanently retired by September 30, 2009; (ii) surrender of SO2 allowances equal to the emissions from Wabash River Units 2, 3 and 5 from May 22, 2008 through September 30, 2009; (iii) civil penalty in the amount of $687,500 for Beckjord violations; and (iv) installation of a particulate continuous emissions monitoring system at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid. On September 22, 2009, defendants filed a notice of appeal with the Seventh Circuit Court of Appeals of the judgment relating to Wabash River Units 2, 3 and 5. On October 12, 2010, the Seventh Circuit issued its decision reversing the trial court and ordered issuance of judgment in favor of Cinergy (USA v. Cinergy), which includes Duke Energy Indiana and Duke Energy Ohio, and pending the expiration of a 45 day period for the DOJ to file a petition for rehearing, will allow Wabash River Units 2, 3 and 5 to be placed back into service.

On October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Units 1 and 3 of the Gallagher Station in Indiana. A remedy trial on those two violations was scheduled to commence on January 25, 2010; however, the parties reached a negotiated agreement on those issues and filed a proposed consent decree with the court, which was approved and entered on March 18, 2010. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher Units 1 and 3 to natural gas combustion by 2013 (or retirement of the units by February 2012); (ii) installation of additional pollution controls at Gallagher Units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy estimates that these and other actions in the settlement will cost at least $80 million. Due to the NSR remedy order and consent decree, Duke Energy Indiana has requested several approvals from the IURC including approval to add a dry sorbent injection system on Gallagher Generating Station Units 2 and 4, approval to convert to natural gas or retire Gallagher Generating Station Units 1 and 3, and approval to recover expenses for certain SO2 emission allowance expenses required to be surrendered. On September 8, 2010, the IURC approved the implementation of the dry sorbent injection system. On September 28, 2010, Duke Energy Indiana filed a petition requesting the recovery of costs associated with the Gallagher consent decree. Testimony in support of the petition will be filed in early December 2010.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies alleging CAA violations at the Edwardsport power station. On October 20, 2009, the defendants filed a motion for summary judgment alleging that the applicable statute of limitations bars all of the plaintiffs’ claims. On September 14, 2010, the Court granted defendants’ motion for summary judgment in its entirety; however, entry of final judgment was stayed pending a decision from the Seventh Circuit Court of Appeals in USA v. Cinergy, referenced above, on a similar and potentially dispositive statute of limitations issue pending before that court. On October 12, 2010, the Seventh Circuit issued its decision in USA v. Cinergy in which the court ruled in favor of Cinergy and declined to address the referenced statute of limitations issue. When the decision becomes final, the defendants will proceed to file a motion for entry of final judgment in this litigation.

On July 31, 2009, the EPA served a request for information under section 114 of the CAA on Duke Energy, Duke Energy Ohio and Duke Energy Business Services, Inc., requesting information pertaining to various maintenance projects and emissions and operations data relevant to the Miami Fort and W.C. Beckjord stations in Ohio. Duke Energy’s objections and responses to the EPA’s section 114 request

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

were filed on September 28, 2009 and Duke Energy continues to provide information to the EPA. On September 17, 2010, the EPA sent a similar request to Zimmer station. Duke Energy Ohio and the other Zimmer owners will begin preparing a response to the section 114 request.

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

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, AEP, American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September, 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was subsequently denied. Defendants filed a petition for certiorari to the United States Supreme Court on August 2, 2010. The Solicitor General joined in the petition, agreeing that the matter should have been dismissed but raising different arguments than the defendants. The Petition will be fully briefed by the end of 2010. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs, for and on behalf of a putative class of all residents of Mississippi, claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for unquantified compensatory and punitive damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case and plaintiffs filed a notice of appeal. In October 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was granted. The Court of Appeals granted defendants’ petition for rehearing en banc and a hearing was set, but subsequently taken off the calendar when an additional judge recused herself, leaving the court without a quorum. On May 28, 2010, after briefing on the issue, the court held it could not proceed with rehearing en banc, the original 5th Circuit opinion was properly vacated and the court can no longer reinstate it. As a result, the district court’s decision dismissing the case was reinstated and is now the controlling decision in the case. On August 26, 2010, plaintiffs filed a petition for a Writ of Mandamus asking the Supreme Court to either reinstate the panel’s decision or to hold in abeyance its action dismissing the appeal. Defendants are currently preparing their response. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

One case was filed in Tennessee state court, which dismissed the case based on the filed rate doctrine and federal preemption grounds. That case was appealed to the Tennessee Court of Appeals, which reversed this lower court ruling in October 2008. On April 26,

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

2010, the Tennessee Supreme Court reversed the appellate court ruling and dismissed all of the plaintiffs’ claims and this decision is now final. On January 13, 2009, another case pending in Missouri state court was dismissed on the grounds that the plaintiff lacked standing to bring the case and the plaintiff’s appeal was heard by the Missouri Court of Appeals in November 2009. Plaintiffs have appealed to the Missouri Supreme Court which held oral argument on September 2, 2010.

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

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). Six causes of action were alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs sought a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying their claims as to plaintiffs’ fiduciary duty claims. At an unsuccessful mediation in September 2008, Plaintiffs quantified their claims as being in excess of $150 million. After mediation on September 21, 2010, the parties reached an agreement in principle to settle the lawsuit, subject to execution of a definitive settlement agreement, notice to the class members and approval of the settlement by the Court. In the third quarter of 2010, Duke Energy recorded a provision related to the settlement agreement. On October 12, 2010, the Court issued an order staying all pending motions in the case.

DEGS of Narrows, L.L.C. On September 5, 2008, Celanese Acetate, LLC (Celanese) presented a claim against DEGS of Narrows, L.L.C., an indirect wholly-owned subsidiary of Duke Energy. Celanese alleged that, in procuring certain coal supply, DEGS of Narrows, L.L.C. failed to comply with the terms of a 2005 Agreement pursuant to which DEGS of Narrows, L.L.C. is required to procure all fuel, including coal, to fulfill its obligation to provide steam and water for use at Celanese’s Narrows, Virginia site. DEGS of Narrows, L.L.C. and Celanese were unable to resolve the dispute and arbitration was filed. The parties participated in arbitration between April 26, 2010 and May 1, 2010. Post-arbitration briefs and replies were filed on June 11, 2010. On July 14, 2010, an arbitration award was entered in favor of Celanese totaling $17 million, excluding interest, which has been paid.

Crescent Litigation. On September 3, 2010, the Crescent Resources Litigation Trust filed suit against Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The Crescent Resources Litigation Trust was established in May, 2010 pursuant to the plan of reorganization approved in the Crescent bankruptcy proceedings in the same court. The complaint alleges that in 2006 the defendants caused Crescent to borrow approximately $1.2 billion from a consortium of banks and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the distribution is subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The plaintiff requests return of the funds as well as other statutory and equitable relief, punitive damages and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. No trial date has been set.

On October 13, 2010, a suit was filed in Mecklenburg County, North Carolina by a group of Duke Energy shareholders alleging breach of duty of loyalty and good faith by certain Duke Energy directors who were directors at the time of the 2006 Crescent transaction. It

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

is not possible to predict at this time whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits.

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

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985. As of September 30, 2010, there were 322 asserted claims for non-malignant cases with the cumulative relief sought of up to $79 million, and 156 asserted claims for malignant cases with the cumulative relief sought of up to $39 million. Based on Duke Energy’s experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Condensed Consolidated Balance Sheets totaled $865 million and $980 million as of September 30, 2010 and December 31, 2009, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,005 million in excess of the self insured retention. Insurance recoveries of $850 million and $984 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2010 and December 31, 2009, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs allege that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio denies the allegations made in the lawsuit. Following Duke Energy Ohio’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs now contend that the contracts at issue were an illegal rebate which violate antitrust and Racketeer Influenced and Corrupt Organizations (RICO) statutes. Duke Energy Ohio has again moved to dismiss the claims. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs have filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit and on July 22, 2010, plaintiffs filed their brief. Duke Energy Ohio filed a responsive brief on September 21, 2010. Plaintiffs are preparing a reply and both parties have requested oral argument.

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

Duke Energy Indiana

Prosperity Mine LLC. On October 12, 2009, Prosperity Mine, LLC (Prosperity) filed an arbitration under an Agreement for the Sale and Purchase of Coal dated October 30, 2008. The Agreement provided for sale by Prosperity and purchase by Duke Energy Indiana of 500,000 tons of coal per year, commencing on January 1, 2009 and continuing until December 31, 2014, unless sooner terminated under the terms of the Agreement. Duke Energy Indiana could terminate the Agreement if a force majeure event lasted more than three months. Prosperity declared a force majeure event on February 13, 2010 and, when Prosperity did not notify Duke Energy Indiana that the force majeure had ended, Duke Energy Indiana sent written notice of termination on May 14, 2010. Prosperity contends that the termination was improper and that it is owed damages, quantified at $88 million, for the full contractual volumes through 2014. The arbitration panel bifurcated the claims and conducted a hearing on September 21-22, 2010, on the liability issue. A decision is pending. Duke Energy Indiana disputes both the liability and Prosperity’s calculation of any damages due under the Agreement.

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

The Duke Energy Registrants have exposure to certain legal matters that are described herein. Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of $910 million and $1 billion as of both September 30, 2010 and December 31, 2009, respectively, for these proceedings and exposures (the total of which is primarily related to Duke Energy Carolinas). These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of September 30, 2010 and December 31, 2009, Duke Energy recognized $850 million and $984 million, respectively, of probable insurance recoveries related to these losses (the total of which is primarily related to Duke Energy Carolinas).

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

5. Debt and Credit Facilities

Significant changes to Duke Energy’s, Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s debt and credit facilities since December 31, 2009 are as follows:

Unsecured Debt. In July 2010, International Energy issued $281 million principal amount in Brazil, which carries an interest rate of 8.59% plus IGP-M (Brazil’s Monthly inflation index) non-convertible debentures due July 2015. Proceeds of the issuance were used to refinance Brazil debt related to DEIGP and for future debt maturities in Brazil.

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

Other Debt. In September 2010, Duke Energy Carolinas converted $143 million of tax-exempt variable-rate demand bonds to tax-exempt term bonds, which carry a fixed interest rate of 4.375% and mature October 2031. Prior to the conversion, the bonds were held by Duke Energy Carolinas as treasury bonds. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

In September 2010, Duke Energy Carolinas converted $100 million of tax-exempt variable-rate demand bonds, to tax-exempt term bonds, which carry a fixed interest rate of 4.625% and mature November 1, 2040. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

In September 2010, Duke Energy Indiana refunded $70 million of tax-exempt auction rate bonds through the issuance of $70 million principal amount of tax-exempt term bonds, of which $60 million carry a fixed interest rate of 3.375% and mature March 1, 2019 and $10 million carry a fixed interest rate of 3.75% and mature April 1, 2022. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Indiana’s first mortgage bonds.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Non-Recourse Notes Payable of VIEs. As discussed further in Notes 1 and 10, effective January 1, 2010, Duke Energy began consolidating Cinergy Receivables. To fund the purchase of receivables, Cinergy Receivables borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to Cinergy Receivables. The borrowings are secured by the assets of Cinergy Receivables and are non-recourse to Duke Energy. The debt is short-term because the facility had an expiration date of October 2010, which was subsequently extended to November 2010. Duke Energy plans to extend the facility to October 2011 in November 2010. At September 30, 2010, Cinergy Receivables borrowings were $287 million and are reflected as Non-Recourse Notes Payable of VIEs on Duke Energy’s Condensed Consolidated Balance Sheets.

Non-Recourse Long-Term Debt of VIEs. In May 2010, Green Frontier Wind Power, LLC, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million principal amount maturing in 2025. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. The initial interest rate on the notes is the six month adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of approximately 3.4% plus the applicable margin, which was 2.5% as of September 30, 2010. Proceeds from the issuance will be used to help fund the existing wind portfolio. As this debt is non-recourse to Duke Energy, the balance at September 30, 2010 is classified within Non-Recourse Long-term Debt of VIEs in Duke Energy’s Condensed Consolidated Balance Sheets.

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

As of September 30, 2010, Duke Energy Carolinas was in a net money pool receivable position of $22 million, of which $322 million is classified within Receivables and $300 million is classified within Long-term Debt in Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. As of December 31, 2009, Duke Energy Carolinas was in a net money pool receivable position of $289 million, of which $589 million is classified within Receivables and $300 million is classified within Long-term Debt in Duke Energy Carolinas’ Condensed Consolidated Balance Sheets.

As of September 30, 2010 and December 31, 2009, Duke Energy Ohio and Duke Energy Kentucky had combined short-term money pool receivables of $297 million and $184 million, respectively, which are classified within Receivables in Duke Energy Ohio’s Condensed Consolidated Balance Sheets.

As of September 30, 2010, Duke Energy Indiana was in a net money pool receivable position of $41 million, of which $191 million is classified within Receivables and $150 million is classified within Long-term Debt in Duke Energy Indiana’s Condensed Consolidated Balance Sheets. As of December 31, 2009, Duke Energy Indiana was in a net money pool payable position of $119 million, of which $31 million is classified within Receivables and $150 million is classified within Long-term Debt in Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of September 30, 2010. The amount available under the master credit facility has been reduced by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky, and Duke Energy Indiana are also reduced for amounts outstanding under the money pool arrangement.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Master Credit Facility Summary as of September 30, 2010 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper	—	(300)	—	(150)	(450)
Outstanding Letters of Credit	(24)	(7)	—	—	(31)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,048	$438	$666	$219	$2,371

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at September 30, 2010. The Duke Energy Ohio sub limit is comprised of $650 million for Duke Energy Ohio and $100 million for Duke Energy Kentucky.

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

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2010, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Other Financing Matters. In September 2010, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

6. Goodwill, Intangible Assets and Impairments

Goodwill

The following table shows goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio at September 30, 2010 and December 31, 2009:

	USFE&G	Commercial Power	International	Total
	(in millions)
Duke Energy
Balance at December 31, 2009:
Goodwill	$3,483	$940	$298	$4,721
Accumulated Impairment Charges	—	(371)	—	(371)

Balance at December 31, 2009, as adjusted for accumulated impairment charges	3,483	569	298	4,350
Impairment Charges	—	(500)	—	(500)
Foreign Exchange and Other Changes	—	—	7	7

Balance as of September 30, 2010:
Goodwill	3,483	940	305	4,728
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at September 30, 2010, as adjusted for accumulated impairment charges	$3,483	$69	$305	$3,857

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	USFE&G	Commercial Power	Total
	(in millions)
Duke Energy Ohio
Balance at December 31, 2009:
Goodwill	$1,137	$1,188	$2,325
Accumulated Impairment Charges	—	(727)	(727)

Balance at December 31, 2009, as adjusted for accumulated impairment charges	1,137	461	1,598
Impairment Charges	(216)	(461)	(677)

Balance as of September 30, 2010:
Goodwill	1,137	1,188	2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at September 30, 2010, as adjusted for accumulated impairment charges	$921	$—	$921

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

In the second quarter of 2010, based on circumstances discussed below, management determined that it was more likely than not that the fair value of Commercial Power’s non-regulated Midwest generation reporting unit was below its respective carrying value. Accordingly, an interim impairment test was performed for this reporting unit. Determination of reporting unit fair value was based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Based on completion of step one of the second quarter 2010 impairment analysis, management determined that the fair value of Commercial Power’s non-regulated Midwest generation reporting unit was less than its carrying value, which included goodwill of $500 million.

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

The fair value of the non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, forecasted power and commodity prices, uncertainty of environmental costs, competition, the cost of capital, valuation of peer companies and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolve, and certain views and assumptions used in determining the fair value of the reporting unit in the 2010 interim impairment test changed significantly from those used in the 2009 annual impairment test. These factors had a significant impact on the valuation of the non-regulated Midwest generation reporting unit. More specifically, the following factors significantly impacted management’s valuation of the reporting unit:

•

Sustained lower forward power prices—In Ohio, Duke Energy provides power to retail customers under the ESP, which utilizes rates approved by the PUCO through 2011. These rates are currently above market prices for generation services, resulting in customers switching to other generation providers. Duke Energy Ohio will reset its standard service offer for native load customers for generation effective January 1, 2012, and is presently evaluating a number of alternative structures. Given forward power prices, which have declined from the time of the 2009 impairment, it is likely that the generation margin earned in 2012-2015 will be lower than present levels.

•

Potentially more stringent environmental regulations from the U.S. EPA—In May and July of 2010, the EPA issued proposed rules associated with the regulation of CCRs to address risks from the disposal of CCRs (e.g., ash ponds) and to limit the interstate transport of emissions of NOx and SO2. These proposed regulations, along with other pending EPA regulations, could result in significant capital and operations and maintenance expenditures for coal fired generation plants, and could result in the early retirement of certain generation assets, which do not currently have control equipment for NOx and SO2, as soon as 2015.

•

Customer switching—ESP customers have increasingly selected alternative energy generation service providers, as allowed by Ohio legislation, which further erodes margins on sales. In the second quarter of 2010, Duke Energy Ohio’s residential class became the target of an intense marketing campaign offering significant discounts to residential customers that switch to alternate power suppliers. Customer switching levels were at approximately 55% at June 30, 2010 compared to approximately 29% in the third quarter of 2009.

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

Additionally, in 2009 and as a result of factors similar to those described above, Commercial Power recorded $42 million of pre-tax impairment charges related to certain generating assets in the Midwest to write-down the value of these assets to their estimated fair value. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Condensed Consolidated Statement of Operations. As management is not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach fair value, Duke Energy relied heavily on the income approach to estimate the fair value of the impaired assets.

The fair values of Commercial Power’s non-regulated generation reporting unit and generating assets for which impairments were recorded were determined using significant unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements.

Duke Energy completed its annual goodwill impairment test for all reporting units as of August 31, 2010, and determined that no additional impairments exist.

Duke Energy Ohio. For the same reasons discussed above, during the third quarter of 2009, in connection with the annual goodwill impairment test, Duke Energy Ohio recorded an approximate $727 million goodwill impairment charge to write-down the carrying value of Duke Energy Ohio’s non-regulated Midwest generation reporting unit to its implied fair value. In the second quarter of 2010 management determined that is was more likely than not that the fair value of Duke Energy Ohio’s non-regulated Midwest generation reporting unit was less than its carrying value. Accordingly, Duke Energy Ohio also impaired its entire goodwill balance of $461 million related to this reporting unit during the second quarter of 2010. Also, as discussed above, Duke Energy Ohio recorded $160 million of pre-tax impairment charges related to certain generating assets and emission allowances primarily associated with these generation assets in the Midwest to write-down the value of these assets to their estimated fair value.

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

Additionally, in 2009 and as a result of factors similar to those described above, Duke Energy recorded $42 million of pre-tax impairment charges related to certain non-regulated generating assets in the Midwest to write-down the value of these assets to their estimated fair value.

As management is not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach fair value, Duke Energy Ohio relied heavily on the income approach to estimate the fair value of the impaired assets.

All of the above impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy Ohio’s Condensed Consolidated Statements of Operations.

Duke Energy Ohio completed its annual goodwill impairment test for all reporting units as of August 31, 2010, and determined that no additional impairments exist.

Intangible Assets

The net carrying amount of intangible assets as of September 30, 2010 and December 31, 2009 is $489 million and $593 million, respectively, at Duke Energy, $257 million and $332 million, respectively, at Duke Energy Ohio and $69 million and $98 million, respectively, at Duke Energy Indiana. The decrease in the net carrying amount of intangible assets relates primarily to the impairment of emission allowances at Duke Energy and Duke Energy Ohio as discussed above, as well as the consumption and/or sales of emission allowances during the nine months ended September 30, 2010.

Other Impairments. As a result of a settlement related to the Edwardsport IGCC plant, Duke Energy Indiana recorded a pre-tax charge to earnings of $44 million in the third quarter of 2010. Refer to Note 3 for a description of the settlement, which is subject to approval by the IURC.

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

Certain derivative instruments qualify for hedge accounting and are designated as either cash flow hedges or fair value hedges, while others either do not qualify as accounting hedges (such as economic hedges) or have not been designated as hedges (hereinafter referred to as undesignated contracts). All derivative instruments not meeting the criteria for the normal purchase normal sale (NPNS) exception are recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. As the regulated operations of the Duke Energy Registrants meet the criteria for regulatory accounting treatment, the majority of the derivative contracts entered into by the regulated operations are not designated as hedges since gains and losses on such contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with changes in fair values of such derivative contracts.

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

Information presented in the tables below relates to Duke Energy on a consolidated basis and Duke Energy Ohio. As regulatory accounting treatment is applied to substantially all of Duke Energy Carolinas’ and Duke Energy Indiana’s derivative instruments, and the carrying value of the respective derivative instruments comprise a small portion of Duke Energy’s overall balance, separate disclosure for each of those registrants is not presented.

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2 , seasonal NOX and annual NOX ) as a result of their energy operations such as electric generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electric generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances for SO2, seasonal NOX and annual NOX, primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity Fair Value Hedges. At September 30, 2010, there were no open commodity derivative instruments that were designated as fair value hedges.

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

Undesignated Contracts. The Duke Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that no longer qualify for the NPNS scope exception, and de-designated hedge contracts. Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. As these undesignated contracts expire as late as 2021, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of these contracts.

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts at September 30, 2010 are associated with forward power sales and purchases.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at September 30, 2010 are primarily associated with forward power sales and purchases and coal purchases, as well as forward NOx emission allowances, for the Commercial Power business segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts at September 30, 2010 are primarily associated with forward power sales, financial transmission rights and forward SO2 emission allowances.

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

At September 30, 2010, derivative instruments related to interest rate risk are categorized as follows:

Duke Energy. $309 million notional amount of interest rate cash flow hedges related to non-recourse long-term debt of VIEs and $36 million notional amount of undesignated interest rate contracts, both related to Commercial Power’s wind business, as well as the notional amounts related to Duke Energy Carolinas and Duke Energy Ohio below. See Note 5 for additional information on non-recourse long-term debt of VIEs.

Duke Energy Carolinas. $300 million notional amount of undesignated forward starting interest rate swaps and $25 million notional amount of interest rate fair value hedges. In the third quarter of 2010, Duke Energy Carolinas entered into a series of forward starting interest rate swaps associated with debt that is anticipated to be issued in early 2012.

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

Volumes

The following tables show information relating to the volume of the Duke Energy Registrants’ commodity derivative activity outstanding as of September 30, 2010 and December 31, 2009. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. The Duke Energy Registrants have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

Duke Energy	September 30, 2010	December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)	6,208	3,687
Electricity-capacity (Gigawatt-months)	103	—
Emission allowances: SO2 (thousands of tons)	8	9
Emission allowances: NOX (thousands of tons)	1	2
Natural gas (millions of decatherms)	71	71
Coal (millions of tons)	1	2

Duke Energy Ohio	September 30, 2010	December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	13,528	10,549
Electricity-capacity (Gigawatt-months)	97	—
Emission allowances: SO2 (thousands of tons)	—	1
Emission allowances: NOX (thousands of tons)	1	2
Coal (millions of tons)	1	2

(a)	Amounts include intercompany positions that eliminate at the consolidated Duke Energy level.

The following tables show fair value amounts of derivative contracts as of September 30, 2010 and December 31, 2009 and the line item(s) in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Condensed Consolidated Balance Sheets

Duke Energy	September 30, 2010		December 31, 2009
Balance Sheet Location	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$1	$—	$1	$—
Interest rate contracts
Current Assets: Other	5	—	4	—
Investments and Other Assets: Other	7	—	—	—
Current Liabilities: Other	—	5	—	1
Deferred Credits and Other Liabilities: Other	—	10	—	6

Total Derivatives Designated as Hedging Instruments	$13	$15	$5	$7

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy	September 30, 2010		December 31, 2009
Balance Sheet Location	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$37	$12	$59	$1
Investments and Other Assets: Other	62	31	59	2
Current Liabilities: Other	119	159	85	232
Deferred Credits and Other Liabilities: Other	3	49	44	100
Interest rate contracts
Investments and Other Assets: Other	1	—	—	—
Current Liabilities: Other	—	3	—	3
Deferred Credits and Other Liabilities: Other	—	12	—	4

Total Derivatives Not Designated as Hedging Instruments	$222	$266	$247	$342

Total Derivatives	$235	$281	$252	$349

Duke Energy Ohio	September 30, 2010		December 31, 2009
Balance Sheet Location	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$1	$—	$1	$—
Interest rate contracts
Current Assets: Other	4	—	4	—
Investments and Other Assets: Other	6	—	—	—
Deferred Credits and Other Liabilities: Other	—	—	—	6

Total Derivatives Designated as Hedging Instruments	$11	$—	$5	$6

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$58	$15	$25	$1
Investments and Other Assets: Other	54	29	11	4
Current Liabilities: Other	118	153	63	191
Deferred Credits and Other Liabilities: Other	3	10	26	35
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	6	—	2

Total Derivatives Not Designated as Hedging Instruments	$233	$214	$125	$234

Total Derivatives	$244	$214	$130	$240

The following tables show the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three and nine months ended September 30, 2010 and 2009 and the financial statement line items in which such gains and losses are included.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Cash Flow Hedges—Location and Amount of Pre-Tax Gains and (Losses) Recognized in Comprehensive Income

Duke Energy	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$—	$(1)	$—	$(13)
Fuel used in electric generation and purchased power-non-regulated	1	(1)	1	(8)
Interest rate contracts
Interest expense	(2)	(1)	(4)	(4)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(1)	$(3)	$(3)	$(25)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

Duke Energy Ohio	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric and other	$—	$(2)	$—	$(14)
Fuel used in electric generation and purchased power-non-regulated	1	(2)	1	(9)

Total Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings	$1	$(4)	$1	$(23)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

Duke Energy’s effective portion of losses on cash flow hedges that were recognized in AOCI during the three and nine months ended September 30, 2010 were pre-tax losses of $1 million and $14 million, respectively, and an insignificant amount and $1 million during the three and nine months ended September 30, 2009, respectively. In addition, there was no hedge ineffectiveness during the three and nine months ended September 30, 2010 and 2009, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy. At September 30, 2010, $49 million of pre-tax deferred net losses on derivative instruments related to commodity and interest rate cash flow hedges remains in AOCI and a $7 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio. At September 30, 2010, $2 million of pre-tax deferred net gains on derivative instruments related to commodity cash flow hedges remains in AOCI and all of these gains are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the three and nine months ended September 30, 2010 and 2009 and the line item(s) in the Condensed Consolidated Statements of Operations in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Undesignated Hedges—Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

Duke Energy	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$—	$—	$1	$—
Revenue, non-regulated electric, natural gas and other	3	(9)	(31)	7
Fuel used in electric generation and purchased power-non-regulated	—	(9)	6	(33)

Total Pre-tax Losses Recognized in Earnings	$3	$(18)	$(24)	$(26)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$—	$42	$2	$5
Regulatory Liability	(2)		10
Interest rate contracts
Regulatory Asset	(6)	—	(8)	—

Total Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities	$(8)	$42	$4	$5

Duke Energy Ohio	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	46	4	28	(3)
Fuel used in electric generation and purchased power-non-regulated	—	(9)	6	(33)
Interest rate contracts
Interest expense	(1)	—	(1)	(1)

Total Pre-tax Losses Recognized in Earnings(a)	$45	$(5)	$33	$(37)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$—	$27	$2	$(1)
Interest rate contracts
Regulatory Asset	(2)	(1)	(4)	3

Total Pre-tax Gains and (Losses) Recognized as Regulatory Assets	$(2)	$26	$(2)	$2

(a)	Amounts include intercompany positions between Duke Energy Ohio and a consolidated affiliate of Duke Energy.

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at September 30, 2010 and December 31, 2009.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

Duke Energy	September 30, 2010	December 31, 2009
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$192	$208
Collateral Already Posted	$29	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$15	$6

Duke Energy Ohio	September 30, 2010	December 31, 2009
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$191	$208
Collateral Already Posted	$29	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$15	$6

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

At September 30, 2010 and December 31, 2009, Duke Energy had receivables related to the right to reclaim cash collateral of $19 million and $112 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Condensed Consolidated Balance Sheets. Duke Energy had collateral receivables of $12 million and $19 million under master netting arrangements that have not been offset against net derivative positions at September 30, 2010 and December 31, 2009, respectively. Duke Energy had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at September 30, 2010 and December 31, 2009.

At September 30, 2010 and December 31, 2009, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of $19 million and $112 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Condensed Consolidated Balance Sheets. Duke Energy Ohio had $10 million and $18 million in cash collateral receivables under master netting arrangements that have not been offset against net derivative positions at September 30, 2010 and December 31, 2009, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Ohio had insignificant cash collateral payables under master netting arrangements that have not been offset against net derivative positions at September 30, 2010 and December 31, 2009.

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

Investments in available-for-sale auction rate securities. As of September 30, 2010, Duke Energy has $218 million par value ($177 million carrying value) of auction rate securities for which an active market does not currently exist. Duke Energy Carolinas holds $74 million par value ($61 million carrying value) of these auction rate securities. During the nine months ended September 30, 2010, $33 million of these investments in auction rate securities were sold at full par value plus accrued interest. The vast majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of September 30, 2010 using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using internal discounted cash flow models which incorporated primarily management’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine the present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the nine months ended September 30, 2010 or 2009.

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

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Condensed Consolidated Balance Sheets at fair value at September 30, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 7.

	Total Fair Value Amounts at September 30, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(d)	$177	$—	$—	$177
Nuclear decommissioning trust fund equity securities(d)	1,222	1,174	43	5
Nuclear decommissioning trust fund debt securities(d)	662	57	564	41
Other long-term trading and available-for-sale equity securities(a)(d)	73	64	9	—
Other long-term trading available-for-sale debt securities(a)(d)	250	33	217	—
Derivative assets(b)	70	8	13	49

Total Assets	2,454	1,336	846	272

Derivative liabilities(c)	(116)	(13)	(32)	(71)

Net Assets	$2,338	$1,323	$814	$201

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

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

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Three Months Ended September 30, 2010
Balance at July 1, 2010	$178	$48	$(7)	$219
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(15)	(15)
Fuel used in electric generation and purchased power-non-regulated	—	—	(3)	(3)
Total pre-tax gains (losses) included in other comprehensive income	2	—	—	2
Net purchases, sales, issuances and settlement	(3)	(4)	2	(5)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	2	1	3

Balance at September 30, 2010	$177	$46	$(22)	$201

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Three Months Ended September 30, 2009
Balance at July 1, 2009	$207	$—	$72	$279
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(18)	(18)
Fuel used in electric generation and purchased power-non-regulated	—	—	10	10
Other income and expense, net	1	—	—	1
Net purchases, sales, issuances and settlement	(6)	—	(6)	(12)
Total pre-tax gains included in other comprehensive income	9	—	—	9
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	—	(12)	(12)

Balance at September 30, 2009	$211	$—	$46	$257

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Nine Months Ended September 30, 2010
Balance at January 1, 2010	$198	$—	$25	$223
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(44)	(44)
Fuel used in electric generation and purchased power-non-regulated	—	—	(14)	(14)
Total pre-tax gains included in other comprehensive income	12	—	—	12
Net purchases, sales, issuances and settlement	(33)	44	(5)	6
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	2	16	18

Balance at September 30, 2010	$177	$46	$(22)	$201

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2010:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$15	$15
Fuel used in electric generation and purchased power-non-regulated	—	—	(1)	(1)

Total	$—	$—	$14	$14

Nine Months Ended September 30, 2009
Balance at January 1, 2009	$224	$—	$34	$258
Total pre-tax realized or unrealized gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	3	3
Fuel used in electric generation and purchased power-non-regulated	—	—	13	13
Other income and expense, net	1	—	—	1
Total pre-tax gains included in other comprehensive income	—	—	1	1
Net purchases, sales, issuances and settlement	(14)	—	(2)	(16)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	—	(3)	(3)

Balance at September 30, 2009	$211	$—	$46	$257

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2009:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$3	$3
Fuel used in electric generation and purchased power-non-regulated	—	—	(5)	(5)

Total	$—	$—	$(2)	$(2)

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value at September 30, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts.

	Total Fair Value Amounts at September 30, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(d)	$61	$—	$—	$61
Nuclear decommissioning trust fund equity securities(d)	1,222	1,174	43	5
Nuclear decommissioning trust fund debt securities(d)	662	57	564	41
Derivative assets(b)	4	1	3	—

Total assets	1,949	1,232	610	107
Derivative liabilities(c)	(5)	(1)	(4)	—

Net assets	$1,944	$1,231	$606	$107

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$66	$—	$—	$66
Nuclear decommissioning trust fund equity securities(b)	1,156	1,156	—	—
Nuclear decommissioning trust fund debt securities(b)	609	36	573	—
Derivative assets	1	—	1	—

Net Assets	$1,832	$1,192	$574	$66

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	See Note 9 for additional information related to investments by major security type.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
	(in millions)
Three Months Ended September 30, 2010
Balance at July 1, 2010	$60	$48	$108
Total pre-tax gains included in other comprehensive income	1	—	1
Net purchases, sales, issuances and settlements	—	(4)	(4)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	2	2

Balance at September 30, 2010	$61	$46	$107

Available-for- Sale Auction Rate Securities
(in millions)
Three Months Ended September 30, 2009
Balance at July 1, 2009	$71
Total pre-tax unrealized losses included in Other Comprehensive Income (Loss)	(4)

Balance at September 30, 2009	$67

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
	(in millions)
Nine Months Ended September 30, 2010
Balance at January 1, 2010	$66	$—	$66
Total pre-tax gains included in other comprehensive income	3		3
Net purchases, sales, issuances and settlements	—	44	44
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	(8)	2	(6)

Balance at September 30, 2010	$61	$46	$107

Available-for- Sale Auction Rate Securities
(in millions)
Nine Months Ended September 30, 2009
Balance at January 1, 2009	$72
Total pre-tax unrealized losses included in Other Comprehensive Income (Loss)	(5)

Balance at September 30, 2009	$67

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets at fair value at September 30, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 7.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at September 30, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$79	$6	$10	$63
Derivative liabilities(b)	(49)	(12)	(6)	(31)

Net Assets (Liabilities)	$30	$(6)	$4	$32

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$36	$1	$3	$32
Derivative liabilities(b)	(146)	(112)	(9)	(25)

Net (Liabilities) Assets	$(110)	$(111)	$(6)	$7

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
Three Months Ended September 30, 2010
Balance at July 1, 2010	$(4)
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	29
Fuel used in electric generation and purchased power-non-regulated	(2)

Total pre-tax losses included in other comprehensive income	—
Net purchases, sales, issuances and settlements	9
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Derivatives (net)
Balance at September 30, 2010	$32

Three Months Ended September 30, 2009
Balance at July 1, 2009	$28
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric and other	(5)
Fuel used in electric generation and purchased power-non-regulated	10
Net purchases, sales, issuances and settlements	(2)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	(13)

Balance at September 30, 2009	$18

Derivatives (net)
Nine Months Ended September 30, 2010
Balance at January 1, 2010	$7
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	27
Fuel used in electric generation and purchased power-non-regulated	(13)
Net purchases, sales, issuances and settlements	8
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	3

Balance at September 30, 2010	$32

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2010:
Revenue, non-regulated electric and other	$31
Fuel used in electric generation and purchased power-non-regulated	(1)

Total	$30

Nine Months Ended September 30, 2009
Balance at January 1, 2009	$8
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric and other	(5)
Fuel used in electric generation and purchased power-non-regulated	13
Total pre-tax gains included in other comprehensive income	1
Net purchases, sales, issuances and settlements	7
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	(6)

Balance at September 30, 2009	$18

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2009:
Fuel used in electric generation and purchased power-non-regulated	(5)

Total	$(5)

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets at fair value at September 30, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at September 30, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)(d)	$42	$42	$—	$—
Available-for-sale debt securities(a)(d)	27	—	27	—
Derivative assets(b)	4	—	—	4

Total Assets	73	42	27	4
Derivative liabilities(c)	(3)	(1)	(2)	—

Net Assets	$70	$41	$25	$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)(d)	$42	$42	$—	$—
Available-for-sale debt securities(a)(d)	28	—	28	—
Derivative assets(b)	4	—	—	4

Total Assets	74	42	28	4
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$72	$42	$26	$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(d)	See Note 9 for additional information related to investments by major security type.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Three Months Ended September 30, 2010
Balance at July 1, 2010	$7
Net purchases, sales, issuances and settlements	(3)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	—

Balance at September 30, 2010	$4

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Derivatives (net)
(in millions)
Three Months Ended September 30, 2009
Balance at July 1, 2009	$10
Net purchases, sales, issuances and settlements	(4)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	1

Balance at September 30, 2009	$7

Derivatives (net)
(in millions)
Nine Months Ended September 30, 2010
Balance at January 1, 2010	$4
Net purchases, sales, issuances and settlements	(12)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	12

Balance at September 30, 2010	$4

Nine Months Ended September 30, 2009
Balance at January 1, 2009	$10
Net purchases, sales, issuances and settlements	(6)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	3

Balance at September 30, 2009	$7

Additional fair value disclosures. The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value.

	As of September 30, 2010
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$18,004	$19,926	$7,754	$8,737	$2,567	$2,654	$3,474	$3,934

(a)	Includes Non-recourse long-term debt of variable interest entities of $801 million for Duke Energy and $300 million for Duke Energy Carolinas.

	As of December 31, 2009
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$17,015	$16,899	$7,666	$7,312	$2,592	$2,529	$3,090	$3,239

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

(a)	Includes Non-recourse long-term debt of variable interest entities of $381 million for Duke Energy and $300 million for Duke Energy Carolinas.

At both September 30, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and commercial paper, as well as restricted funds held in trust at Duke Energy Ohio, are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

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

Trading Securities. Duke Energy holds investments in debt and equity securities in grantor trusts that are associated with certain deferred compensation plans. These investments are reported at fair value in Duke Energy’s Condensed Consolidated Balance Sheets and all realized and unrealized gains and losses are included in earnings each period. At September 30, 2010 and December 31, 2009, the fair value of these investments was $38 million and $33 million, respectively.

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

Investments in equity securities within Duke Energy’s captive insurance portfolio are analyzed each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings. There were no other-than-temporary impairment charges to earnings during the nine months ended September 30, 2010 or 2009.

With respect to investments in debt securities, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of regulatory assets or other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in a regulatory asset or earnings, and the amount attributable to all other factors, which would be recognized as a regulatory asset or within other comprehensive income. Since management believes, based on consideration of the criteria above, that no credit loss exists as of September 30, 2010 and management does not have the intent to sell its investments in auction rate debt securities and the investments in debt securities within its captive insurance portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments to earnings necessary as of both September 30, 2010 and 2009.

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

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The estimated fair values of short-term and long-term investments classified as available-for-sale for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana are as follows (in millions):

Duke Energy

	September 30, 2010			December 31, 2009
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Equity Securities	$360	$(22)	$1,286	$337	$(30)	$1,216
Corporate Debt Securities	19	(2)	264	14	(2)	256
Municipal Bonds	2	(5)	75	2	(8)	83
U.S. Government Bonds	14	—	269	11	(1)	290
Auction Rate Debt Securities	—	(42)	177	—	(53)	198
Other	9	(2)	275	18	(18)	211

Total long-term investments	$404	$(73)	$2,346	$382	$(112)	$2,254

(a)	The table above includes unrealized gains and losses of $394 million and $29 million, respectively, at September 30, 2010 and unrealized gains and losses of $374 million and $56 million, respectively, at December 31, 2009 associated with investments held in the NDTF. Additionally, the table above includes unrealized gains of $3 million and an insignificant amount of unrealized losses, respectively, at September 30, 2010 and unrealized gains of $1 million and an insignificant amount of unrealized losses, respectively, at December 31, 2009 associated with investments held in the Duke Energy Indiana grantor trust. As discussed above, unrealized losses on investments within the NDTF and Duke Energy Indiana grantor trust are deferred as a regulatory asset pursuant to regulatory accounting treatment.

Debt securities held at September 30, 2010, which excludes auction rate securities based on the stated maturity date, mature as follows: $40 million in less than one year, $181 million in one to five years, $191 million in six to 10 years and $471 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010			As of December 31, 2009
	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$134	$(9)	$(13)	$164	$(7)	$(23)
Corporate Debt Securities	10	—	(2)	38	—	(2)
Municipal Bonds	35	—	(5)	59	—	(8)
U.S. Government Bonds	35	—	—	93	(1)	—
Auction Rate Debt Securities(b)	177	(42)	—	198	(53)	—
Other	64	(1)	(1)	51	(15)	(3)

Total long-term investments	$455	$(52)	$(21)	$603	$(76)	$(36)

(a)	The table above includes fair values of $212 million and $298 million at September 30, 2010 and December 31, 2009, respectively, associated with investments held in the NDTF. Additionally, the table above includes fair values of $5 million and $27 million at September 30, 2010 and December 31, 2009, respectively, associated with investments held in the Duke Energy Indiana grantor trust.
(b)	See Note 8 for information about fair value measurements related to investments in auction rate debt securities.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

	September 30, 2010			December 31, 2009
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$359	$(21)	$1,222	$336	$(27)	$1,156
Corporate Debt Securities	15	(2)	217	10	(2)	195
Municipal Bonds	1	(5)	49	1	(8)	56
U.S. Government Bonds	13	—	235	11	(1)	258
Auction Rate Debt Securities	—	(13)	61	—	(16)	66
Other	6	(1)	161	16	(18)	100

Total long-term investments	$394	$(42)	$1,945	$374	$(72)	$1,831

Debt securities held at September 30, 2010, which excludes auction rate securities based on the stated maturity date, mature as follows: $35 million in less than one year, $132 million in one to five years, $150 million in six to 10 years and $345 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of September 30, 2010 and December 31, 2009.

	As of September 30, 2010			As of December 31, 2009
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$114	$(8)	$(13)	$145	$(4)	$(23)
Corporate Debt Securities	8	—	(2)	27	—	(2)
Municipal Bonds	30	—	(5)	32	—	(8)
U.S. Government Bonds	25	—	—	64	(1)	—
Auction Rate Debt Securities(a)	61	(13)	—	66	(16)	—
Other	35	—	(1)	30	(16)	(2)

Total long-term investments	$273	$(21)	$(21)	$364	$(37)	$(35)

(a)	See Note 8 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Indiana

	September 30, 2010			December 31, 2009
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$2	$—	$42	$—	$—	$42
Municipal Bonds	1	—	27	1	—	27
Other	—	—	—	—	—	1

Total long-term investments	$3	$—	$69	$1	$—	$70

Debt securities held at September 30, 2010 mature as follows: $2 million in less than one year, $14 million in one to five years, $7 million in six to 10 years and $4 million thereafter.

At Duke Energy Indiana, as of September 30, 2010 and December 31, 2009, $5 million and $27 million, respectively, carrying value of available-for-sale equity and debt securities were in an insignificant unrealized loss position for which other-than-temporary impairment losses have not been recorded.

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

CONSOLIDATED VIEs

The table below shows the VIEs that Duke Energy and Duke Energy Carolinas consolidate and how these entities impact Duke Energy’s and Duke Energy Carolinas’ respective Condensed Consolidated Balance Sheets. All entities listed in the table below are consolidated by Duke Energy, while only Duke Energy Receivables Finance Company, LLC (DERF) is consolidated by Duke Energy Carolinas. None of these entities is consolidated by Duke Energy Ohio or Duke Energy Indiana. No financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2010, or is expected to be provided in the future, that was not previously contractually required.

	Cinergy Receivables	DERF	CinCap V	Wind Assets	Other	Duke Energy
	(in millions)
At September 30, 2010
Condensed Consolidated Balance Sheets
Cash and Cash Equivalents	$—	$—	$—	$—	$2	$2
Restricted Receivables of VIEs	531	687	11	9	5	1,243
Other Current Assets	—	—	3	56	10	69
Intangibles, net	—	—	—	9	—	9
Restricted Other Assets of VIEs	—	—	78	—	66	144
Other Assets	—	—	23	9	—	32
Property, Plant and Equipment Cost, VIES	—	—	—	542	106	648
Less Accumulated Depreciation and Amortization	—	—	—	(19)	(28)	(47)
Deferred Debt Expense	—	—	—	15	2	17

Total Assets	531	687	115	621	163	2,117
Accounts Payable	—	—	—	—	4	4
Non-Recourse Notes Payable	287	—	—	—	—	287
Taxes Accrued	—	—	—	1	—	1
Current Maturities of Long-Term Debt	—	—	9	14	24	47
Other Current Liabilities	—	—	4	22	1	27
Non-Recourse Long-Term Debt	—	300	74	311	116	801
Deferred Income Taxes	—	—	—	118	—	118
Other Liabilities	—	—	21	18	1	40

Total Liabilities	287	300	108	484	146	1,325

Noncontrolling interests	—	—	—	—	4	4

Net Duke Energy Corporation Shareholder’s Equity	$244	$387	$7	$137	$13	$788

Cinergy Receivables. Cinergy Receivables was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to Cinergy Receivables. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by Cinergy Receivables through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by Cinergy Receivables to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. The proceeds obtained by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from Cinergy Receivables (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by Cinergy Receivables against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75%

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of Cinergy Receivables and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to Cinergy Receivables may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. The amount borrowed fluctuates based on the amount of receivables sold. The debt is classified as short-term because the facility has an expiration date of less than one year from the balance sheet date. The expiration date of October 2010 was subsequently extended to November 2010. Duke Energy plans to extend the facility to October 2011 in November 2010.

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

DERF. Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citibank, N.A., which expires in August 2012. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

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

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

NON-CONSOLIDATED VIEs

The table below shows the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact Duke Energy’s, Duke Energy Ohio’s and Duke Energy Indiana’s respective Condensed Consolidated Balance Sheets. As discussed above and in Note 1, while Duke Energy began consolidating Cinergy Receivables effective January 1, 2010, Duke Energy Ohio and Duke Energy Indiana do not consolidate Cinergy Receivables as they are not the primary beneficiary. The non-consolidated VIEs related to Commercial Power’s wind business and other DEGS’ businesses are reflected only in Duke Energy’s Condensed Consolidated Financial Statements. The adoption of new accounting rules related to VIEs effective January 1, 2010 did not have a significant impact on the presentation of these non-consolidated VIEs on any of the Duke Energy Registrants’ Condensed Consolidated Financial Statements.

	Cinergy Receivables- Duke Energy Ohio	Cinergy Receivables- Duke Energy Indiana	Wind Assets	Other	Eliminations	Total Duke Energy
	(in millions)
At September 30, 2010
Condensed Consolidated Balance Sheets
Receivables	$116	$123	$—	$—	$(239)	$—
Investments in equity method unconsolidated affiliates	—	—	100	25	—	125
Intangibles	—	—	—	120	—	120

Total Assets	116	123	100	145	(239)	245
Other Current Liabilities	—	—	—	2	—	2
Deferred Credits and Other Liabilities	—	—	—	30	—	30

Total Liabilities	—	—	—	32	—	32

Net Duke Energy Corporation Shareholder’s Equity	$116	$123	$100	$113	$(239)	$213

No financial support was provided to any of the unconsolidated VIEs during the nine months ended September 30, 2010, or is expected to be provided in the future, that was not previously contractually required.

With the exception of the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

Cinergy Receivables. As discussed above and in Note 1, Cinergy Receivables is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to $116 million and $193 million at September 30, 2010 and December 31, 2009, respectively, for Duke Energy Ohio, and $123 million and $146 million at September 30, 2010 and December 31, 2009, respectively, for Duke Energy Indiana, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

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

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the three and nine months ended September 30, 2010:

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of September 30, 2010	$293	$264
Less: Retained interests	116	123

Net receivables sold as of September 30, 2010	$177	$141

Three Months Ended September 30, 2010
Sales
Receivables sold	$672	$686
Loss recognized on sale	5	5
Cash flows
Cash proceeds from receivables sold	$707	$704
Collection fees received	—	1
Return received on retained interests	4	3

Nine Months Ended September 30, 2010	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$2,178	$1,893
Loss recognized on sale	19	13
Cash flows
Cash proceeds from receivables sold	$2,236	$1,904
Collection fees received	1	1
Return received on retained interests	12	10

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

Other. Duke Energy’s Commercial Power business segment has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is a 9% ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy has a contractual arrangement through March 2026 to buy power from the OVEC’s power plants. The proceeds from the sale of power by OVEC to its power purchase agreement counterparties, including Duke Energy Ohio, are designed to be sufficient for OVEC to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 megawatts of coal-fired generation capacity. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006.

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

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2010 and 2009.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Income	Average Shares	EPS
	(in millions, except per- share amounts)
Three Months Ended September 30, 2010
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$669	1,320	$0.51

Effect of dilutive securities:
Stock options, performance and unvested stock		2

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$669	1,322	$0.51

Three Months Ended September 30, 2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$110	1,299	$0.08

Effect of dilutive securities:
Stock options, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$110	1,300	$0.08

	Income	Average Shares	EPS
	(in millions, except per- share amounts)
Nine Months Ended September 30, 2010
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$891	1,315	$0.68

Effect of dilutive securities:
Stock options, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$891	1,316	$0.68

Nine Months Ended September 30, 2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$727	1,289	$0.56

Effect of dilutive securities:
Stock options, performance and unvested stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$727	1,290	$0.56

As of September 30, 2010 and 2009, 16 million and 19 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

During the three and nine months ended September 30, 2010, Duke Energy received proceeds of $98 million and $205 million, respectively, from the sale of common stock issued to fulfill obligations under its Dividend Reinvestment Plan (DRIP) and other internal plans, including 401(k) plans. During the three and nine months ended September 30, 2009, Duke Energy received proceeds of $130 million and $410 million, respectively, from the sale of common stock issued to fulfill obligations under its DRIP and other internal plans, including 401(k) plans.

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

Duke Energy recorded pre-tax stock-based compensation expense for each of the three and nine months ended September 30, 2010 and 2009 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010(a)	2009(a)	2010(a)	2009(a)
	(in millions)		(in millions)
Stock Options	$—	$—	$2	$2
Phantom Awards	7	3	21	14
Performance Awards	11	6	23	18
Other Stock Awards	1	1	1	1

Total	$19	$10	$47	$35

(a)	Excludes stock-based compensation cost capitalized of approximately $1 million and $3 million for each of the three and nine months ended September 30, 2010 and 2009, respectively.

The tax benefit associated with the recorded expense for the three months ended September 30, 2010 and 2009 was $7 million and $3 million, respectively. The tax benefit associated with the recorded expense for the nine months ended September 30, 2010 and 2009 was $18 million and $13 million, respectively.

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

	Three Months Ended September 30, 2010			Three Months Ended September 30, 2009
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$24	$—	$1	$22	$—	$2
Interest cost on benefit obligation	62	2	9	64	2	11
Expected return on plan assets	(94)	—	(3)	(91)	—	(4)
Amortization of prior service cost/(credit)	1	1	(2)	2	1	(2)
Amortization of net transition liability	—	—	4	—	—	3
Amortization of loss/(gain)	12	—	(2)	1	—	(2)
Other	5	—	—	4	—	—

Net periodic costs	$10	$3	$7	$2	$3	$8

(a)	Excludes regulatory asset amortization of $4 million and $3 million for the three months ended September 30, 2010 and 2009, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $2 million for each of the three months ended September 30, 2010 and 2009, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Nine Months Ended September 30, 2010			Nine Months Ended September 30, 2009
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$72	$1	$5	$64	$1	$5
Interest cost on benefit obligation	186	6	29	192	7	34
Expected return on plan assets	(283)	—	(11)	(271)	—	(12)
Amortization of prior service cost/(credit)	4	2	(6)	5	2	(6)
Amortization of net transition liability	—	—	8	—	—	8
Amortization of loss/(gain)	37	—	(4)	2	—	(4)
Contractual termination benefit cost	10	—	—	—	—	—
Other	14	—	—	13	—	—

Net periodic costs	$40	$9	$21	$5	$10	$25

(a)	Excludes regulatory asset amortization of $12 million and $9 million for the nine months ended September 30, 2010 and 2009, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $7 million for each of the nine months ended September 30, 2010 and 2009, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

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

Duke Energy Carolinas

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Qualified pension cost/(benefit)	$4	$(1)	$12	$(4)
Non-qualified Pension cost	1	1	2	2
Other post-retirement cost	4	4	12	13

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

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Qualified Pension cost(a)	$1	$1	$3	$4
Other Post-retirement cost(b)	—	1	—	1

(a)	Excludes regulatory asset amortization of $2 million and $1 million for the three months ended September 30, 2010 and 2009, respectively, and $6 million and $4 million for the nine months ended September 30, 2010 and 2009, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $2 million and $1 million for the three months ended September 30, 2010 and 2009, respectively, and $2 million for each of the nine months ended September 30, 2010 and 2009, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

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

Duke Energy Indiana

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Qualified Pension cost	$4	$2	$11	$7
Other Post-retirement cost	3	3	7	10

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

Employee Savings Plan

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of $18 million and $67 million during the three and nine months ended September 30, 2010, respectively. Duke Energy made pre-tax employer matching contributions of $18 million and $62 million during the three and nine months ended September 30, 2009, respectively.

The Subsidiary Registrants participate in Duke Energy sponsored employee savings plans. The following table shows the respective Subsidiary Registrants’ expense related to its proportionate share of pre-tax employer matching contributions.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
Duke Energy Carolinas	$8	$8	$28	$27
Duke Energy Ohio	—	1	3	3
Duke Energy Indiana	—	1	4	4

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

At September 30, 2010, total estimated cost associated with the voluntary severance program and office consolidation is $180 million. Of this amount, Duke Energy recorded total expenses of $20 million for the three months ended September 30, 2010, of which $13 million was recorded by Duke Energy Carolinas, $2 million was recorded by Duke Energy Ohio and $3 million was recorded by Duke Energy Indiana. Duke Energy recorded total expenses of $164 million for the nine months ended September 30, 2010, of which $98 million was recorded by Duke Energy Carolinas, $23 million was recorded by Duke Energy Ohio and $29 million was recorded by Duke Energy Indiana. As certain employees who accepted the voluntary severance program have significant retention periods, the remaining costs will be recognized ratably over the remaining service period of the employees, with the substantial majority of the remaining costs to be recognized throughout the remainder of 2010. The severance costs discussed above for Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, include an allocation of their proportionate share of severance costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. Amounts included in the table below represent the severance liability recorded by Duke Energy Carolinas and Duke Energy Indiana for employees of those registrants, and excludes costs allocated from and paid by Duke Energy’s shared services affiliate.

	Balance at December 31, 2009	Provision/ Adjustments	Cash Reductions	Balance at September 30, 2010
	(in millions)
Duke Energy	$7	$161	$(87)	$81
Duke Energy Carolinas	1	54	(37)	18
Duke Energy Indiana	—	4	(3)	1

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

Duke Energy. At September 30, 2010 and December 31, 2009, Duke Energy had unrecognized tax benefits of $397 million and $664 million, respectively. The net decrease in the unrecognized tax benefit balance is primarily related to a state tax settlement. Included in the liabilities for unrecognized tax benefits at September 30, 2010, is $129 million net of all federal and state benefits that, if recognized, would affect the effective tax rate or a regulatory liability; however, Duke Energy is currently unable to estimate the specific effect to either. At September 30, 2010, Duke Energy had $12 million, net of all federal and state benefits, that, if recognized, would be recorded as a component of discontinued operations. It is reasonably possible that Duke Energy will reflect a $51 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

Duke Energy Carolinas. At September 30, 2010 and December 31, 2009, Duke Energy Carolinas had unrecognized tax benefits of $262 million and $517 million, respectively. The net decrease in the unrecognized tax benefit balance is primarily related to a state tax settlement. Included in the liabilities for unrecognized tax benefits at September 30, 2010 is $113 million that, if recognized, would affect the effective tax rate or a regulatory liability; however, Duke Energy Carolinas is currently unable to estimate the specific effect to either. It is reasonably possible that Duke Energy Carolinas will reflect a $33 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

Duke Energy Ohio. At September 30, 2010 and December 31, 2009, Duke Energy Ohio had unrecognized tax benefits of $26 million and $32 million, respectively. There are no amounts included in the liabilities for unrecognized tax benefits, at September 30, 2010 that, if recognized, would affect the effective tax rate. Duke Energy Ohio does not anticipate any reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

Duke Energy Indiana. At September 30, 2010 and December 31, 2009, Duke Energy Indiana had unrecognized tax benefits of $23 million and $28 million, respectively. There are no amounts included in the liabilities for unrecognized tax benefits, at September 30, 2010 that, if recognized, would affect the effective tax rate. It is reasonably possible that Duke Energy Indiana will reflect a $2 million reduction in unrecognized tax benefits within the next 12 months due to expected settlements.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 2004. The examination and appeals process for years 1999 through 2003 is complete. This cycle has been submitted to Joint Committee on Taxation for final review. Management expects final approval by the Joint Committee in the fourth quarter of 2010. The years 2004 and 2005 are in Appeals. The Internal Revenue Service (IRS) is currently auditing the federal income tax returns for years 2006 and 2007. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 2000.

The effective tax rates for each of the Duke Energy Registrants are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Duke Energy	31.2%	69.7%	41.9%	44.9%
Duke Energy Carolinas	33.8%	34.6%	33.9%	35.1%
Duke Energy Ohio	32.6%	(11.1)%	(32.6)%	(39.9)%
Duke Energy Indiana	32.2%	37.6%	33.8%	38.0%

As discussed in Note 6, in the second quarter of 2010, Duke Energy recorded a non-deductible goodwill impairment charge of $500 million and Duke Energy Ohio recorded non-deductible goodwill impairment charges of $677 million. In the third quarter of 2009, Duke Energy recorded a non-deductible goodwill impairment charge of $371 million and Duke Energy Ohio recorded non-deductible goodwill impairment changes of $727 million. In the first quarter of 2010, a $17 million write-off of deferred tax assets was recorded due to a change in tax treatment of the Medicare Part D subsidy due to the passing of the health care reform legislation. Of this amount, $14 million was recorded by Duke Energy Carolinas. The higher effective tax rate at Duke Energy Indiana for the three month and nine month periods ending September 30, 2009 is primarily due to a 2009 true-up of the 2008 taxes related to adjustments to the manufacturing deduction, as well as lower AFUDC equity in 2009, as compared to 2010.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Duke Energy Carolinas	$47	$38	$123	$101
Duke Energy Ohio	28	26	90	93
Duke Energy Indiana	8	7	22	22

Total Duke Energy	$83	$71	$235	$216

16. Related Party Transactions

Duke Energy Carolinas

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 are as follows:

Assets/(Liabilities)

	September 30, 2010(a)	December 31, 2009(a)
	(in millions)
Current assets(b)	$150	$149
Non-current assets(c)	21	34
Current liabilities(d)	(203)	(177)
Non-current liabilities(e)	(2)	(16)
Net deferred tax liabilities(f)	(3,355)	(3,025)

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

(a)	Balances exclude assets or liabilities associated with money pool arrangements as discussed below.
(b)	Of the balance at September 30, 2010, $1 million is classified as Receivables and $149 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at September 30, 2010 and December 31, 2009 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at September 30, 2010, $(195) million is classified as Accounts payable and $(8) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $(170) million is classified as Accounts payable and $(7) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets.
(e)	The balances at September 30, 2010 and December 31, 2009 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at September 30, 2010, $(3,443) million is classified as Deferred income taxes and $88 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $(3,087) million is classified as Deferred income taxes and $62 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended September 30, 2010 and 2009, Duke Energy Carolinas recorded governance and shared services expenses of $276 million and $203 million, respectively. During the nine months ended September 30, 2010 and 2009, Duke Energy Carolinas recorded governance and shared services expenses of $744 million and $600 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $7 million for each of the three months ended September 30, 2010 and 2009, respectively, and $19 million and $21 million for the nine months ended September 30, 2010 and 2009, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $1 million and $4 million for the three months ended September 30, 2010 and 2009, respectively, and $3 million and $12 million for the nine months ended September 30, 2010 and 2009, respectively.

As discussed further in Note 13, Duke Energy Carolinas participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans.

As discussed further in Note 5, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended September 30, 2010 and 2009, and $1 million and $2 million for the nine months ended September 30, 2010 and 2009, respectively. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended September 30, 2010 and 2009, and $1 million for each of the nine months ended September 30, 2010 and 2009, respectively.

In February 2010, Duke Energy Carolinas paid a $200 million dividend to its parent, Duke Energy. In June 2010, Duke Energy Carolinas paid a $150 million dividend to its parent, Duke Energy.

Duke Energy Ohio

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010(a)	December 31, 2009(a)
	(in millions)
Current assets(b)	$103	$31
Non-current assets(c)	52	26
Current liabilities(d)	(106)	(200)
Non-current liabilities(e)	(35)	(2)
Net deferred tax liabilities(f)	(1,595)	(1,535)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at September 30, 2010, $62 million is classified as Receivables and $41 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $20 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at September 30, 2010 and December 31, 2009 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at September 30, 2010, $(64) million is classified as Accounts payable, $(38) million is classified as Taxes accrued and $(4) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $(191) million is classified as Accounts payable and $(9) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

(e)	The balances at September 30, 2010 and December 31, 2009, are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at September 30, 2010, $(1,586) million is classified as Deferred income taxes, $(30) million is classified as Other within Current Liabilities, and $21 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Deferred income taxes on the Condensed Consolidated Balance Sheets.

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended September 30, 2010 and 2009, Duke Energy Ohio recorded governance and shared services expenses of $99 million and $106 million, respectively. During the nine months ended September 30, 2010 and 2009, Duke Energy Ohio recorded governance and shared services expenses of $257 million and $312 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $5 million for each of the three months ended September 30, 2010 and 2009, and $14 million and $13 million for the nine months ended September 30, 2010 and 2009, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost and its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other cost recoveries and other charged expenses, net were $3 million and $7 million for the three months ended September 30, 2010 and 2009, respectively, and $5 million and $12 million for the nine months ended September 30, 2010 and 2009, respectively.

As discussed further in Note 13, Duke Energy Ohio participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations of $237 million at September 30, 2010 and $253 million at December 31, 2009.

These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit costs	233	249

Additionally, as discussed in Note 10, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was $4 million for each of the three months ended September 30, 2010 and 2009, and $12 million for each of the nine months ended September 30, 2010 and 2009.

As discussed further in Note 5, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended September 30, 2010 and 2009. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was $1 million and insignificant for the nine months ended September 30, 2010 and 2009, respectively. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, was insignificant for each of the three and nine months ended September 30, 2010 and 2009.

Duke Energy Ohio enters into certain derivative positions on behalf of DERS, a consolidated affiliate of Duke Energy. These contracts are undesignated, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations. See Note 7 for additional information.

Duke Energy Indiana

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of September 30, 2010 and December 31, 2009 are as follows:

	September 30, 2010(a)	December 31, 2009(a)
	(in millions)
Current assets (b)	$49	$26
Non-current assets(c)	—	16
Current liabilities(d)	(89)	(127)
Non-current liabilities(e)	(28)	(20)
Net deferred tax liabilities(f)	(841)	(679)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

(b)	Of the balance at September 30, 2010, $45 million is classified as Receivables and $4 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2009, $15 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balance at December 31, 2009 is classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at September 30, 2010, $(71) million is classified as Accounts payable and $(18) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Accounts payable on the Condensed Consolidated Balance Sheets.
(e)	The balances at September 30, 2010 and December 31, 2009 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at September 30, 2010, $(895) million is classified as Deferred income taxes and $54 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Deferred income taxes on the Condensed Consolidated Balance Sheets.

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended September 30, 2010 and 2009, Duke Energy Indiana recorded governance and shared services expenses of $90 million and $81 million, respectively. During the nine months ended September 30, 2010 and 2009, Duke Energy Indiana recorded governance and shared services expenses of $266 million and $259 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $2 million for each of the three months ended September 30, 2010 and 2009, and $6 million and $7 million for the nine months ended September 30, 2010 and 2009, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $2 million for each of the three months ended September 30, 2010 and 2009, and $6 million and $7 million for the nine months ended September 30, 2010 and 2009, respectively.

As discussed further in Note 13, Duke Energy Indiana participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations of $307 million at September 30, 2010 and $316 million at December 31, 2009. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2010	December 31, 2009
	(in millions)
Other current liabilities	$2	$2
Accrued pension and other post-retirement benefit costs	305	314

Additionally, as discussed in Note 10, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was $4 million and $3 million for the three months ended September 30, 2010 and 2009, respectively and $10 million and $9 million for the nine months ended September 30, 2010 and 2009, respectively.

As discussed further in Note 5, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was insignificant and $1 million for the three months ended September 30, 2010 and 2009, respectively, and insignificant and $1 million for the nine months ended September 30, 2010 and 2009, respectively. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended September 30, 2010 and 2009, and insignificant and $1 million for the nine months ended September 30, 2010 and 2009, respectively.

In February 2010, Duke Energy Indiana received a $225 million capital contribution from its parent, Cinergy. In June 2010, Duke Energy Indiana received a $125 million capital contribution from its parent, Cinergy.

17. New Accounting Standards

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to September 30, 2009 and the impact of such adoption, if applicable, has been presented in the respective Condensed Consolidated Financial Statements of the Duke Energy Registrants:

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 860—Transfers and Servicing (ASC 860). In June 2009, the FASB issued revised accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. This revised accounting guidance eliminated the concept of a qualifying special-purpose entity (QSPE) and required those entities which were not subject to consolidation under previous accounting rules to now be assessed for consolidation. In addition, this accounting guidance clarified and amended the derecognition criteria

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

for transfers of financial assets (including transfers of portions of financial assets) and required additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, this revised accounting guidance was effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement was prohibited. Since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy did not consolidate Cinergy Receivables, and the transfers were accounted for as sales. Effective with adoption of this revised accounting guidance and ASC 810-Consolidation (ASC 810), as discussed below, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs was impacted as Duke Energy began consolidating Cinergy Receivables effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation was not impacted by the adoption of ASC 860. See Note 10 for additional information.

ASC 810. In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a VIE. This revised accounting guidance also required an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct matters that most significantly impact the activities of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modified existing accounting guidance to require an ongoing evaluation of a VIEs primary beneficiary and amended the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this accounting guidance required enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement.

For the Duke Energy Registrants, this accounting guidance was effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved with, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that exist as of the effective date. Effective with adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs were impacted as Duke Energy began consolidating Cinergy Receivables effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation were not impacted by the adoption of ASC 810. This revised accounting guidance did not have a significant impact on any of the Duke Energy Registrants’ other interests in VIEs. See Note 10 for additional disclosures required by the revised accounting guidance in ASC 810.

18. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the Duke Energy Registrants includes net income and all other non-owner changes in equity. The tables below provide the components of other comprehensive income (loss) and total comprehensive income (loss) for the three months ended September 30, 2010 and 2009. Components of other comprehensive income (loss) and total comprehensive income (loss) for the nine months ended September 30, 2010 and 2009 are presented in the respective Condensed Consolidated Statements of Equity and Comprehensive Income.

Duke Energy

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended September 30, 2010
Net Income (Loss)	$670	$(4)	$666
Other comprehensive income
Foreign currency translation adjustments	88	4	92
Pension and OPEB related adjustments to AOCI(a)	4	—	4
Net unrealized loss on cash flow hedges(b)	1	—	1
Unrealized gain on investments in auction rate securities(c)	2	—	2

Other comprehensive income, net of tax	95	4	99

Total Comprehensive Income	$765	$—	$765

(a)	Net of $5 million tax expense for the three months ended September 30, 2010.
(b)	Net of insignificant tax expense for the three months ended September 30, 2010.
(c)	Net of insignificant tax expense for the three months ended September 30, 2010.

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended September 30, 2009
Net Income (Loss)	$109	$(3)	$106

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Other comprehensive income
Foreign currency translation adjustments	121	6	127
Pension and OPEB related adjustments to AOCI(a)	1	—	1
Reclassification into earnings from cash flow hedges(b)	2	—	2
Unrealized gain on investments in available-for-sale securities(c)	6	—	6
Other(d)	4	—	4

Other comprehensive income, net of tax	134	6	140

Total Comprehensive Income	$243	$3	$246

(a)	Net of $1 million tax expense for the three months ended September 30, 2009.
(b)	Net of $1 million tax expense for the three months ended September 30, 2009.
(c)	Net of $3 million tax expense for the three months ended September 30, 2009.
(d)	Net of $2 million tax expense for the three months ended September 30, 2009.

Duke Energy Carolinas

	Three Months Ended September 30,
	2010	2009
	(in millions)
Net Income	$315	$265

Other comprehensive income (loss)
Reclassification into earnings from cash flow hedges(a)	1	1
Unrealized gain (loss) on investments in auction rate securities(b)	1	(2)

Other comprehensive income (loss), net of tax	2	(1)

Total Comprehensive Income	$317	$264

(a)	Net of an insignificant tax expense for each of the three months ended September 30, 2010 and 2009, respectively.
(b)	Net of insignificant tax expense and a $2 million tax benefit for the three months ended September 30, 2010 and 2009, respectively.

Duke Energy Ohio

	Three Months Ended September 30,
	2010	2009
	(in millions)
Net Income (Loss)	$176	$(628)

Other comprehensive (loss) income
Reclassification into earnings from cash flow hedges(a)	(1)	2

Other comprehensive (loss) income, net of tax	(1)	2

Total Comprehensive Income (Loss)	$175	$(626)

(a)	Net of insignificant tax benefit and $2 million tax expense for the three months ended September 30, 2010 and 2009, respectively.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Indiana

	Three Months Ended September 30,
	2010	2009
	(in millions)
Net Income	$92	$55

Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	(1)	—

Other comprehensive loss, net of tax	(1)	—

Total Comprehensive Income	$91	$55

(a)	Net of $1 million tax benefit for the three months ended September 30, 2010.

19. Subsequent Events

For information on subsequent events related to regulatory matters, commitments and contingencies, debt and credit facilities and variable interest entities, see Notes 3, 4, 5 and 10, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company primarily located in the Americas. Duke Energy operates in the United States (U.S.) primarily through its wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in South America and Central America through International Energy.

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

Duke Energy

EXECUTIVE OVERVIEW

Net income attributable to Duke Energy was $670 million for the three months ended September 30, 2010 as compared to $109 million for the three months ended September 30, 2009. Diluted earnings per share increased from $0.08 per share for the three months ended September 30, 2009 to $0.51 per share for the three months ended September 30, 2010 primarily due to the increase in net income in the third quarter of 2010 as compared to the same period in 2009, primarily as a result of a 2009 impairment charge related to goodwill associated with the non-regulated generation operations in the Midwest along with other factors described further below. Income from continuing operations was $666 million for the three months ended September 30, 2010 as compared to $107 million for the same period in 2009. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $1,244 million for the three months ended September 30, 2010 as compared to $582 million for the same period in 2009.

Net income attributable to Duke Energy Corporation was $893 million for the nine months ended September 30, 2010 as compared to $729 million for the same period in 2009. Diluted earnings per share increased from $0.56 per share for the nine months ended September 30, 2009 to $0.68 per share for the nine months ended September 30, 2010 primarily due to the increase in net income in the nine months ended September 30, 2010 as compared to the same period in 2009, as described further below. Net income for both the nine months ended September 30, 2010 and 2009 was impacted by goodwill and other impairment charges of $660 and $413, respectively, primarily related to the non-regulated generation operations in the Midwest. Income from continuing operations was $893 million for the nine months ended September 30, 2010 as compared to $737 million for the same period in 2009. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $2,450 million for the nine months ended September 30, 2010 as compared to $1,993 million for the same period in 2009.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$3,946	$3,396	$550	$10,827	$9,621	$1,206
Operating expenses	2,915	2,964	(49)	9,056	7,999	1,057
Gains on sales of other assets and other, net	2	13	(11)	9	32	(23)

Operating income	1,033	445	588	1,780	1,654	126
Other income and expenses, net	136	96	40	380	243	137
Interest expense	202	190	12	624	560	64

Income from continuing operations before income taxes	967	351	616	1,536	1,337	199
Income tax expense from continuing operations	301	244	57	643	600	43

Income from continuing operations	666	107	559	893	737	156
(Loss) income from discontinued operations, net of tax	—	(1)	1	1	—	1

Net income	666	106	560	894	737	157
Less: Net (loss) income attributable to noncontrolling interests	(4)	(3)	(1)	1	8	(7)

Net income attributable to Duke Energy Corporation	$670	$109	$561	$893	$729	$164

PART I

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended September 30, 2010 as Compared to September 30, 2009. Consolidated operating revenues for the three months ended September 30, 2010 increased $550 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $444 million increase at U.S. Franchised Electric and Gas (USFE&G). See Operating Revenues discussion within “Segment Results” for USFE&G below for further information; and

•	A $128 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information.

Partially offsetting these increases were:

•	A $20 million decrease at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information; and

•	A $2 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Nine Months Ended September 30, 2010 as Compared to September 30, 2009. Consolidated operating revenues for the nine months ended September 30, 2010 increased $1,206 million compared to the same period in 2009. This change was primarily driven by the following:

•	An $885 million increase at USFE&G. See Operating Revenues discussion within “Segment Results” for USFE&G below for further information;

•	A $236 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information; and

•	A $100 million increase at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	A $15 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Consolidated Operating Expenses

Three Months Ended September 30, 2010 as Compared to September 30, 2009. Consolidated operating expenses for the three months ended September 30, 2010 decreased $49 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $293 million decrease at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information; and

•	A $28 million decrease at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these decreases were:

•	A $232 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information; and

•	A $41 million increase at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information.

Nine Months Ended September 30, 2010 as Compared to September 30, 2009. Consolidated operating expenses for the nine months ended September 30, 2010 increased $1,057 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $471 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information;

•	A $376 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information;

•	A $199 million increase at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information; and

•	An $11 million increase at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Consolidated Gains on Sales of Other Assets and Other, Net

Consolidated gains on sales of other assets and other, net, was $2 million and $13 million for the three months ended September 30, 2010 and 2009, respectively. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to gains at USFE&G and Commercial Power in 2009.

Consolidated gains on sales of other assets and other, net, was $9 million and $32 million for the nine months ended September 30, 2010 and 2009, respectively. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to gains at USFE&G and Commercial Power in 2009.

Consolidated Operating Income

Consolidated operating income for the three months ended September 30, 2010 increased $588 million compared to the same period in 2009. Drivers to operating income are discussed above.

Consolidated operating income for the nine months ended September 30, 2010 increased $126 million compared to the same period in 2009. Drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Consolidated other income and expenses, net for the three months ended September 30, 2010 increased $40 million compared to the same period in 2009. The increase was driven primarily by a higher equity component of allowance for funds used during construction (AFUDC) of $21 million due to additional capital spending for ongoing construction projects and favorable returns on investments.

PART I

Consolidated other income and expenses, net for the nine months ended September 30, 2010 increased $137 million compared to the same period in 2009. The increase was driven primarily by a higher equity component of AFUDC of $67 million due to additional capital spending for ongoing construction projects, higher equity earnings of $44 million primarily from International Energy’s investment in National Methanol Company (NMC), a $33 million charge in the first quarter of 2009 associated with guarantees issued on behalf of the Crescent JV (Crescent) and $18 million of deferred returns; partially offset by lower foreign currency translation gains of $24 million.

Consolidated Interest Expense

Consolidated interest expense for the three months ended September 30, 2010 increased $12 million compared to the same period in 2009. The increase is due primarily to higher debt balances, partially offset by lower interest expense related to income taxes and a higher debt component of AFUDC due to increased spending on capital projects.

Consolidated interest expense for the nine months ended September 30, 2010 increased $64 million compared to the same period in 2009. The increase is due primarily to higher debt balances, partially offset by a higher debt component of AFUDC due to increased spending on capital projects and lower interest expense related to income taxes.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended September 30, 2010 increased $57 million compared to the same period in 2009. The effective tax rate for the three months ended September 30, 2010 and 2009 was 31% and 70%, respectively. The change in the effective tax rate is primarily due to an impairment of non-deductible goodwill in the three months ended September 30, 2009.

Consolidated income tax expense from continuing operations for the nine months ended September 30, 2010 increased $43 million compared to the same period in 2009. The effective tax rate for the nine months ended September 30, 2010 and 2009 was 42% and 45%, respectively. The decrease in the effective tax rate is primarily due to favorable increases in AFUDC equity and the manufacturing deduction.

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

EBIT by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(in millions)
U.S. Franchised Electric and Gas	$946	$716	$2,361	$1,773
Commercial Power	188	(234)	(287)	(41)
International Energy	110	100	376	261

Total reportable segment EBIT	1,244	582	2,450	1,993
Other	(100)	(65)	(368)	(193)

Total reportable segment and other EBIT	1,144	517	2,082	1,800
Interest expense	(202)	(190)	(624)	(560)
Interest income and other(a)	25	25	62	83
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	(1)	16	14

Consolidated income from continuing operations before income taxes	$967	$351	$1,536	$1,337

(a)	Other within Interest Income and other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segment and Other EBIT.

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

PART I

USFE&G

USFE&G includes the regulated operations of Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Kentucky and certain regulated operations of Duke Energy Ohio.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Operating revenues	$2,944	$2,500	$444	$8,042	$7,157	$885
Operating expenses	2,065	1,833	232	5,875	5,499	376
Gains on sales of other assets and other, net	1	8	(7)	6	21	(15)

Operating income	880	675	205	2,173	1,679	494
Other income and expenses, net	66	41	25	188	94	94

EBIT	$946	$716	$230	$2,361	$1,773	$588

Duke Energy Carolinas GWh sales(a)	23,608	21,358	2,250	65,432	60,650	4,782
Duke Energy Midwest GWh sales(a)(b)	16,592	14,555	2,037	46,196	42,476	3,720
Net proportional MW capacity in operation(c)				26,877	26,977	(100)

(a)	Gigawatt-hours (GWh).
(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.
(c)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three and nine months ended September 30, 2010 compared to the same period in the prior year. The below percentages represent billed sales only for the periods presented and are not weather normalized.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Increase (decrease) over prior year
Residential sales(a)	13.8%	11.3%
General service sales(a)	6.8%	3.9%
Industrial sales(a)	8.8%	8.2%
Wholesale power sales	39.0%	15.8%
Total Duke Energy Carolinas sales(b)	10.5%	7.9%
Average number of customers	0.5%	0.5%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of electric customers for Duke Energy Midwest for the three and nine months ended September 30, 2010 compared to the same period in the prior year. The below percentages represent billed sales only for the periods presented and are not weather normalized.

	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2010
Increase (decrease) over prior year
Residential sales(a)	23.3%	9.4%
General service sales(a)	7.7%	2.8%
Industrial sales(a)	9.0%	13.2%
Wholesale power sales	19.5%	10.3%
Total Duke Energy Midwest sales(b)	14.0%	8.8%
Average number of customers	0.5%	0.4%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended September 30, 2010 as Compared to September 30, 2009

Operating Revenues. The increase was driven primarily by:

•

A $157 million increase in GWh sales to retail customers due to favorable weather conditions in 2010 compared to the same period in 2009. For the Carolinas, cooling degree days for the third quarter of 2010 were 27% above normal as compared to 4% below normal during the same period in 2009. For the Midwest, cooling degree days for the third quarter of 2010 were 32% above normal as compared to 32% below normal during the same period in 2009. For the Carolinas, the third quarter of 2010 was the warmest third quarter on record (dating back to 1961);

PART I

•

A $119 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from electric retail customers resulting from favorable weather conditions, and higher fuel rates for electric retail customers in North Carolina, partially offset by lower fuel rates for electric retail customers in the Midwest and South Carolina;

•

A $116 million net increase in retail pricing and rate riders primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases; and

•	A $20 million increase in wholesale power revenues, net of sharing, primarily due to increases in charges for capacity and the addition of new customers served under long-term contracts.

Partially offsetting these increases was:

•	A $12 million decrease in weather adjusted sales volumes to electric retail customers reflecting decreased demand, primarily in the residential and general service sectors.

Operating Expenses. The increase was driven primarily by:

•

A $159 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily due to higher volume of coal and gas used in electric generation resulting from favorable weather conditions, and higher coal prices;

•

A $44 million increase related to an Indiana disallowance charge from the Edwardsport settlement in 2010. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information;

•	An $11 million increase in depreciation and amortization due primarily to increases in depreciation as a result of additional capital spending and amortization of regulatory assets; and

•

A $10 million increase in operating and maintenance expense primarily due to costs related to the implementation of the save-a-watt program, higher customer service operations costs and higher maintenance costs at nuclear generation stations, partially offset by lower scheduled outage costs at nuclear and fossil generation stations, and the establishment of a regulatory asset to defer previously recognized costs related to the 2009 Indiana ice storm.

Gains on Sales of Other Assets and Other, Net. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to 2009.

Other Income and Expenses, net. The increase resulted primarily from a higher equity component of AFUDC from additional capital spending for increased construction expenditures related to new generation.

EBIT. As discussed above, the increase resulted primarily from favorable weather, overall net higher retail rates and rate riders, higher equity component of AFUDC, and higher wholesale power revenues. These positive impacts were partially offset by the disallowance charge from the Edwardsport settlement, lower weather adjusted sales volumes, increased depreciation and amortization, and higher operating and maintenance expenses.

Nine Months Ended September 30, 2010 as Compared to September 30, 2009.

Operating Revenues. The increase was driven primarily by:

•

A $267 million net increase in net retail pricing and rate riders primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases, an Ohio electric distribution rate increase in July 2009, and a Kentucky gas rate increase in January 2010;

•

A $262 million increase in GWh and thousand cubic feet (Mcf) sales to retail customers due to favorable weather conditions in 2010 compared to the same period in 2009. For the Carolinas and Midwest, weather statistics for both heating degree days and cooling degree days in 2010 were favorable compared to the same period in 2009;

•

A $195 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from electric retail customers, and higher fuel rates for electric retail customers in North Carolina, partially offset by lower natural gas fuel rates in Ohio and Kentucky, decreased demand from natural gas customers, and lower fuel rates for electric retail customers in the Midwest and South Carolina. Fuel revenues represent sales to retail and wholesale customers;

•	A $45 million increase in wholesale power revenues, net of sharing, primarily due to increases in charges for capacity and the addition of new customers served under long-term contracts; and

•

A $37 million increase in weather adjusted sales volumes to electric retail customers reflecting increased demand, primarily in the industrial sector, and slight growth in the number of residential and general service electric customers in USFE&G’s service territory. The number of electric residential and general service customers in 2010 has increased by approximately 12,000 in the Carolinas and by approximately 7,000 in the Midwest compared to 2009.

Operating Expenses. The increase was driven primarily by:

•

A $241 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily due to higher volume of coal and gas used in electric generation and higher coal prices, partially offset by reduced purchased power, and lower prices and decreased demand for natural gas purchased for resale;

•	A $53 million increase in depreciation and amortization due primarily to increases in depreciation as a result of additional capital spending and amortization of regulatory assets;

•	A $44 million increase related to an Indiana disallowance charge from the Edwardsport settlement in 2010; and

•

A $36 million increase in operating and maintenance expense primarily due to costs related to the implementation of the save-a-watt program, higher customer service operations costs, higher benefit costs and higher outage costs at nuclear and fossil generation stations, partially offset by overall lower storm costs, including the deferral of the 2009 Indiana ice storm costs mentioned above, and lower power and gas delivery maintenance costs in 2010.

Gains on Sales of Other Assets and Other, Net. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to 2009.

Other Income and Expenses, net. The increase resulted primarily from a higher equity component of AFUDC from additional capital spending for increased construction expenditures related to new generation.

EBIT. As discussed above, the increase resulted primarily from overall net higher retail pricing and rate riders, favorable weather, higher equity component of AFUDC, higher wholesale power revenues, and higher weather adjusted sales volumes. These positive impacts were partially offset by increased depreciation and amortization, the disallowance impairment charge related to the Edwardsport settlement, and higher operating and maintenance expenses.

Matters Impacting Future USFE&G Results

See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW integrated gasification combined cycle (IGCC) plant at Duke Energy Indiana’s Edwardsport Generating Station and for a discussion of the re-examination of the IURC orders for the Edwardsport Generating Station dating back to 2006 and all IURC matters reviewed between January 1, 2010 and September 30, 2010.

PART I

USFE&G evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact USFE&G’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment Assessments in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009. As of the date of the August 31 impairment analysis, the fair value of the Ohio T&D reporting unit exceeded its carrying value at Duke Energy, therefore no goodwill impairment charge was recorded. However, the fair value of the Ohio T&D reporting unit, which has a goodwill balance of $700 million as of September 30, 2010, exceeded the carrying value of equity by less than 15%. Management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2010 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would again perform an interim impairment test of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this test. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the weighted average cost of capital (WACC) and the equity valuations of peer companies, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

Commercial Power

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Operating revenues	$737	$609	$128	$1,856	$1,620	$236
Operating expenses	553	846	(293)	2,166	1,695	471
Gains on sales of other assets and other, net	1	3	(2)	4	8	(4)

Operating income	185	(234)	419	(306)	(67)	(239)
Other income and expenses, net	5	—	5	26	26	—
Expense attributable to noncontrolling interest	2	—	2	7	—	7

EBIT	$188	$(234)	$422	$(287)	$(41)	$(246)

Actual Plant Production, GWh	7,606	7,707	(101)	20,731	20,134	597
Proportional MW capacity in operation				8,005	8,141	(136)

Three Months Ended September 30, 2010 as Compared to September 30, 2009

Operating Revenues. The increase was driven primarily by:

•	A $103 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2010 compared to 2009;

•

A $20 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $26 million in 2010 compared to gains of $6 million in 2009; and

•	A $13 million increase in PJM Interconnection, LLC (PJM) capacity revenues due to additional megawatts participating in the auction and higher cleared auction pricing in 2010 compared to 2009.

Partially offsetting these increases was:

•

A $6 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and the economy net of weather and higher retail pricing under the Electric Security Plan (ESP) in 2010.

Operating Expenses. The decrease was driven primarily by:

•

A $413 million impairment charge recorded in the third quarter of 2009 related to goodwill and generation assets associated with non-regulated generation operations in the Midwest. See Note 6 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $16 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $7 million in 2010 compared to losses of $9 million in 2009.

Partially offsetting these decreases were:

•	A $78 million increase in wholesale fuel expenses due to higher generation volumes and unfavorable hedge realization in 2010 as compared to 2009;

•	A $24 million increase in retail fuel and purchased power expenses due to higher purchased power volumes net of lower generation volumes in 2010 as compared to 2009;

•

An $18 million increase in operating expenses resulting from the amortization of certain deferred plant maintenance expenses and higher transmission costs in 2010 compared to 2009 net of lower administrative expenses; and

•

A $6 million increase in depreciation and administrative expenses associated with wind projects placed in service after the third quarter of 2009 and the continued development of the renewable business in 2010.

Gains on Sales of Other Assets and Other, net. The decrease in 2010 as compared to 2009 is attributable to lower gains on sales of emission allowances in 2010.

Other Income and Expenses, net. The increase is primarily driven an impairment recognized on an equity method investment in 2009 and higher equity earnings of unconsolidated affiliates in 2010 compared to 2009.

PART I

EBIT. The increase is primarily attributable to higher wholesale generation margins and PJM capacity revenues net of impairment charges, primarily related to goodwill, in 2009, and lower retail revenues driven by customer switching.

Nine Months Ended September 30, 2010 as Compared to September 30, 2009

Operating Revenues. The increase was driven primarily by:

•

A $210 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2010 compared to 2009 and margin earned from participation in wholesale auctions in 2010;

•	A $42 million increase in PJM capacity revenues due to additional megawatts participating in the auction and higher cleared auction pricing in 2010 compared to 2009;

•	A $20 million increase in wind generation revenues due to additional wind generation facilities placed in service after the third quarter of 2009; and

•

A $4 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $9 million in 2010 compared to gains of $5 million in 2009.

Partially offsetting these increases was:

•

A $43 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and the economy net of weather and higher retail pricing under the ESP in 2010.

Operating Expenses. The increase was driven primarily by:

•

A $247 million increase in impairment charges consisting of $660 million in 2010 compared to $413 million in 2009 related to goodwill and generation assets associated with non-regulated generation operations in the Midwest. See Note 6 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $193 million increase in wholesale fuel expenses due to higher generation volumes and less favorable hedge realizations in 2010 as compared to 2009;

•

A $24 million increase in depreciation and administrative expenses associated with wind projects placed in service after the second quarter of 2009 and the continued development of the renewable business in 2010;

•

A $24 million increase in operating expenses resulting from the amortization of certain deferred plant maintenance expenses and higher transmission costs in 2010 compared to 2009 net of lower administrative expenses; and

•	A $9 million increase in retail fuel and purchased power expenses due to higher purchased power volumes net of lower generation volumes in 2010 as compared to 2009.

Partially offsetting these increases was:

•	A $53 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $20 million in 2010 compared to losses of $33 million in 2009.

Gains on Sales of Other Assets and Other, net. The decrease in 2010 as compared to 2009 is attributable to lower gains on sales of emission allowances in 2010.

EBIT. The decrease is primarily attributable to the impairment of goodwill and generation assets associated with non-regulated generation operations in the Midwest and lower retail revenues driven by customer switching net of higher PJM capacity revenues.

Matters Impacting Future Commercial Power Results

Continuing low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customers switching to alternative suppliers in the second half of 2009 and that trend has continued into 2010. The overall impacts of customer switching could have a significant impact on Commercial Power’s results. Additionally, these evolving market conditions may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of September 30, 2010, Commercial Power had regulatory assets of $43 million related to the timing of collections under its ESP and mark-to-market losses on certain economic hedges.

International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
Operating revenues	$273	$293	$(20)	$919	$819	$100
Operating expenses	180	208	(28)	605	594	11
Gains on sales of other assets and other, net	—	(1)	1	(1)	(1)	—

Operating income	93	84	9	313	224	89
Other income and expenses, net	23	21	2	82	53	29
Expense attributable to noncontrolling interest	6	5	1	19	16	3

EBIT	$110	$100	$10	$376	$261	$115

Sales, GWh	4,426	4,870	(444)	15,158	13,805	1,353
Proportional MW capacity in operation				4,203	4,051	152

PART I

Three Months Ended September 30, 2010 as Compared to September 30, 2009

Operating Revenues. The decrease was driven primarily by:

•	A $45 million decrease in Central America due to lower dispatch as a result of unfavorable hydrology, partially offset by higher average sales prices.

Partially offsetting this decrease was:

•	A $27 million increase in Brazil due to higher average prices and favorable exchange rates.

Operating Expenses. The decrease was driven primarily by:

•	A $29 million decrease in Central America due to lower fuel consumption as a result of lower dispatch.

Other Income and Expenses, net. The increase was driven primarily by the 2009 equity losses associated with Attiki Gas Supply S.A. (Attiki).

EBIT. As discussed above, the increase was primarily due to higher average prices and favorable exchange rates, primarily in Brazil, partially offset by unfavorable hydrology in Central America.

Nine Months Ended September 30, 2010 as Compared to September 30, 2009

Operating Revenues. The increase was driven primarily by:

•	An $85 million increase in Brazil due to favorable hydrology, higher average contract prices and exchange rates; and

•	A $21 million increase in Ecuador as a result of higher dispatch due to drier weather.

Partially offsetting this increase was:

•	A $4 million decrease in Central America due to lower dispatch as a result of unfavorable hydrology, partially offset by higher average sales prices.

Operating Expenses. The increase was driven primarily by:

•	A $16 million increase in Ecuador due to higher fuel consumption as a result of higher dispatch;

•	A $6 million increase in Peru due to higher hydrocarbon royalty costs; and

•	A $4 million increase in Central America primarily due to higher average fuel costs, partially offset by lower fuel consumption as a result of lower dispatch.

Partially offsetting these increases were:

•	A $10 million decrease in general and administrative due to lower legal and development costs, and the absence of 2009 reorganization costs; and

•	A $6 million decrease in Brazil due to the absence of a provision recorded in 2009 related to transmission fees, partially offset by unfavorable exchange rates.

Other Income and Expenses, net. The increase was primarily driven by a $24 million increase in equity earnings from NMC due to higher average prices and MTBE volumes partially offset by lower methanol volumes due to planned maintenance and a $7 million increase due to the equity losses recorded in 2009 related to Attiki, which International Energy ceased having an equity investment in during the fourth quarter of 2009.

EBIT. As discussed above, the increase was primarily due to favorable hydrology and exchange rates in Brazil and higher equity earnings from NMC, and the absence of a provision recorded in 2009 related to transmission fees and equity losses associated with Attiki.

Matters Impacting Future International Energy Results

International Energy is committed to selectively growing its Latin American power generation business while continuing to maximize the returns and cash flow from its current portfolio. However, International Energy periodically evaluates all of its businesses to ensure those businesses continue to align with its overall strategies. As such, International Energy is currently evaluating a possible sale of certain long-lived assets in Latin America. The estimated fair value for these assets currently being evaluated for potential sale is less than carrying value. Consistent with generally accepted accounting principles (GAAP), write-downs to fair value have not been recorded on these long-lived assets as the forecasted undiscounted cash flows for the assets exceed the carrying value. It is possible that a write-down of the carrying value of these assets to fair value could occur if a sale at an amount below carrying value becomes likely.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2010	2009	Increase (Decrease)	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$17	$19	$(2)	$82	$97	$(15)
Operating expenses	142	101	41	482	283	199
Gains on sales of other assets and other, net	—	3	(3)	—	4	(4)

Operating income	(125)	(79)	(46)	(400)	(182)	(218)
Other income and expenses, net	17	8	9	22	(13)	35
Benefit attributable to noncontrolling interests	(8)	(6)	(2)	(10)	(2)	(8)

EBIT	$(100)	$(65)	$(35)	$(368)	$(193)	$(175)

PART I

Three Months Ended September 30, 2010 as Compared to September 30, 2009

Operating Revenues. The decrease was primarily due to mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating Expenses. The increase was driven primarily by a litigation reserve and $20 million of employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina; partially offset by favorable loss experience at Bison Insurance Company Limited (Bison).

Other Income and Expenses, net. The increase was driven primarily by favorable returns on investments that support benefit obligations in 2010 compared to 2009 and higher investment income at Bison.

EBIT. As discussed above, the reduction was due primarily to the litigation reserve and employee severance costs.

Nine Months Ended September 30, 2010 as Compared to September 30, 2009

Operating Revenues. The decrease was primarily due to mark-to-market activity at DETM.

Operating Expenses. The increase was driven primarily by $164 million of employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, a litigation reserve and a $16 million donation to the Duke Energy Foundation, which is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions.

Other Income and Expenses, net. The increase was driven primarily by a 2009 charge related to certain guarantees Duke Energy had issued on behalf of Crescent and favorable investment income at Bison; partially offset by unfavorable returns on investments that support benefit obligations in 2010 compared to 2009.

EBIT. As discussed above, the reduction was due primarily to employee severance costs, the litigation reserve and a donation to the Duke Energy Foundation, partially offset by a 2009 charge related to Crescent guarantees.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50% interest in Crescent, which was Duke Energy’s real estate joint venture that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50% ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize its share of the net tax loss in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, as of September 30, 2010, it is possible that Duke Energy could incur a future tax liability related to its inability to fully utilize tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

Duke Energy Carolinas

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Duke Energy Carolinas’ Unaudited Condensed Consolidated Financial Statements.

Duke Energy Carolinas, a wholly-owned subsidiary of Duke Energy, is an electric utility company that generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$4,935	$4,187	$748
Operating expenses	3,761	3,162	599
Gains on sales of other assets and other, net	7	22	(15)

Operating income	1,181	1,047	134
Other income and expenses, net	163	87	76
Interest expense	271	243	28

Income before income taxes	1,073	891	182
Income tax expense	364	313	51

Net income	$709	$578	$131

PART I

The $131 million increase in Duke Energy Carolinas’ net income for the nine months ended September 30, 2010 compared to September 30, 2009 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•

A $258 million net increase in retail pricing and rate riders primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases and riders for the save-a-watt program;

•

A $248 million increase in fuel revenues driven primarily by increased GWh sales to retail customers, resulting from favorable weather conditions, and higher average fuel rates in North Carolina. Fuel revenues represent sales to retail and wholesale customers;

•

A $181 million increase in GWh sales to retail customers due to favorable weather. Weather statistics for both heating degree days and cooling degree days in 2010 were favorable compared to the same period in 2009. Cooling degree days for 2010 were approximately 34% above normal compared to 2% in 2009 and heating degree days for 2010 were 13% above normal compared to 4% in 2009; and

•

A $23 million increase in wholesale power revenues, net of sharing, primarily due to increased sales volumes resulting from the extreme weather conditions in 2010 and the addition of long-term contracts.

Operating Expenses. The increase was primarily due to:

•	A $284 million increase in fuel expense (including purchased power) primarily due to increased retail demand resulting from favorable weather conditions;

•

A $237 million increase in operating and maintenance expenses primarily due to severance and benefit costs associated with a voluntary severance plan offered to employees in February 2010, costs related to the implementation of the save-a-watt program, litigation reserve, higher outage costs at nuclear and fossil generation plants, increased employee benefit costs, and increased corporate costs; and

•	A $62 million increase in depreciation and amortization expense primarily due to increased production plant base and amortization of certain regulatory assets.

Gains on sales of Other Assets and Other, net. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to 2009.

Other Income and Expenses, net. The increase is primarily due to a higher equity component of AFUDC from additional capital spending for ongoing construction projects and higher deferred return and interest income recorded in 2010 following the resolution of certain income tax matters related to prior years.

Interest Expense. The increase is primarily due to increased long-term debt and certain other regulatory liabilities, partially offset by a higher debt component of AFUDC due to additional capital spending for ongoing construction projects.

Income Tax Expense. The increase in income tax expense for the nine months ended September 30, 2010 compared to the same period in the prior year was primarily due to higher pre-tax income, partially offset by an increase in AFUDC equity. The effective tax rate was 33.9% as compared to an effective tax rate of 35.1% for the same period in 2009.

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

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$2,549	$2,614	$(65)
Operating expenses	2,832	2,892	(60)
Gains on sales of other assets and other, net	3	8	(5)

Operating loss	(280)	(270)	(10)
Other income and expenses, net	22	4	18
Interest expense	84	90	(6)

Loss before income taxes	(342)	(356)	14
Income tax expense	111	142	(31)

Net loss	$(453)	$(498)	$45

PART I

The $45 million increase in Duke Energy Ohio’s net income for the nine months ended September 30, 2010 compared to September 30, 2009 was primarily due to the following factors:

Operating Revenues. The decrease was primarily driven by:

•	A $401 million decrease in retail electric revenues primarily resulting from lower sales volumes driven by increased customer switching levels, net of higher retail pricing under the ESP in 2010; and

•	A $57 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales volumes.

Partially offsetting these decreases were:

•

A $210 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2010 compared to 2009 and margin earned from participation in wholesale auctions in 2010;

•	A $64 million increase related to native load due to more favorable weather conditions in 2010 compared to 2009;

•

A $57 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $55 million in 2010 compared to losses of $2 million in 2009;

•	A $42 million increase in PJM capacity revenues due to additional MWs participating in the auction and higher cleared auction pricing in 2010 compared to 2009; and

•	A $28 million increase due to implementation of new distribution electric rates in Ohio.

Operating Expenses. The decrease was primarily driven by:

•	A $216 million decrease in retail fuel and purchased power expenses due to lower retail load due to customer switching in 2010 compared to 2009;

•	A $53 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $20 million in 2010 compared to losses of $33 million in 2009;

•	A $52 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced sales volumes; and

•

A $35 million decrease in operating and maintenance expenses primarily due to charges for Ohio environmental reserves in the second quarter of 2009, which were subsequently deferred as regulatory assets during the fourth quarter of 2009, lower storm costs largely driven by the impact of an ice storm in January 2009, and lower administrative expenses net of the amortization of certain deferred plant maintenance expenses.

Partially offsetting these decreases were:

•

A $68 million increase in impairment charges consisting of $837 million in 2010 compared to $769 million in 2009 related to goodwill and generation assets associated with non-regulated generation operations in the Midwest. See Note 6 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $193 million increase in wholesale fuel expenses due to higher generation volumes and less favorable hedge realizations in 2010 as compared to 2009; and

•

A $23 million increase in employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina.

Gains on Sales of Other Assets and Other, net. The decrease in 2010 as compared to 2009 is attributable to lower gains on sales of emission allowances in 2010.

Other Income and Expenses, net. The increase in 2010 compared to 2009 is primarily attributable to interest income recorded for a favorable tax adjustment in the third quarter of 2010, interest income accrued for uncertain income tax positions and a 2009 adjustment to reduce AFUDC related to certain projects placed in service prior to 2009.

Interest Expense. The decrease was primarily due to a 2009 adjustment to reduce capitalized interest related to certain projects placed in service prior to 2009 and reduced interest expense accrued for uncertain income tax positions, partially offset by an increase in debt balances in 2010 compared to 2009.

Income Tax Expense. The decrease is primarily the result of lower pre-tax earnings (adjusting for non-deductible goodwill). The effective tax rate in 2010 was (32.6%) compared to an effective tax rate for the same period in 2009 of (40.0%).

Matters Impacting Future Duke Energy Ohio Results

Continuing low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customers switching to alternative suppliers in the second half of 2009 and that trend has continued into 2010. The overall impacts of customer switching could have a significant impact on Commercial Power’s results. Additionally, these evolving market conditions may potentially impact Commercial Power’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. As of September 30, 2010, Commercial Power had regulatory assets of $43 million related to the timing of collections under its ESP and mark-to-market losses on certain economic hedges.

As discussed in Note 6 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” in the second quarter of 2010, Duke Energy Ohio recorded a goodwill impairment charge of $216 million related to the Ohio T&D reporting unit to write down the goodwill to its implied fair value. Subsequent to this impairment charge, the carrying value of goodwill associated with the reporting unit is $746 million. This impairment charge was based on a number of factors, including current and forecasted customer demand, discount rates, valuation of peer companies, and regulatory and legislative developments. Should the assumptions used related to these factors change in the future, it is possible that further goodwill impairment charges could be recorded.

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

PART I

	Nine Months Ended September 30,
	2010	2009	Increase (Decrease)
	(in millions)
Operating revenues	$1,883	$1,785	$98
Operating expenses	1,504	1,473	31
Losses on sales of other assets and other, net	—	(1)	1

Operating income	379	311	68
Other income and expenses, net	51	30	21
Interest expense	99	110	(11)

Income before income taxes	331	231	100
Income tax expense	112	88	24

Net income	$219	$143	$76

The $76 million increase in Duke Energy Indiana’s net income for the nine months ended September 30, 2010 compared to September 30, 2009 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $45 million increase in retail revenues primarily related to favorable weather conditions in 2010 as compared to 2009;

•	A $28 million increase in retail revenues from recovery riders for certain capital and operating costs;

•	A $26 million increase in weather normalized sales volumes to retail customers reflecting the improving economic conditions which are primarily impacting the industrial sector;

•

A $21 million increase in wholesale power revenue, net of sharing, primarily due to adjustments made to formula rate contracts and increase in demand from customers served under long-term contracts; and

•	A $7 million increase in fuel revenues (including the rider for emission allowances) primarily related to higher demand offset by lower fuel rates in 2010 as compared to 2009.

Partially offsetting these increases was:

•	A $30 million decrease in rate pricing primarily due to the negative impact on overall average prices of higher sales volumes.

Operating Expenses. The increase was primarily due to:

•

A $44 million increase related to the disallowance charge from the Edwardsport settlement in 2010. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information;

•	An $8 million increase in fuel costs primarily due to higher fuel used in generation and purchased power; and

•

A $5 million increase in operation and maintenance primarily due to costs associated with the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, partially offset by major storm costs in 2009;

Partially offsetting these increases were:

•	A $19 million decrease in depreciation and amortization expense primarily due to a write-off of the regulatory assets related to wholesale contracts in 2009; and

•	A $7 million decrease in property and other taxes primarily due to lower property taxes in 2010 as compared to 2009.

Other Income and Expenses, net. The increase in 2010 compared to 2009 was primarily attributable to increased AFUDC in 2010 for additional capital spending related to Edwardsport IGCC new plant construction.

Income Tax Expense. Income tax expense increased primarily due to higher pre-tax income, partially offset by an increase in deductions for AFUDC equity and the manufacturing deduction. The effective tax rate in 2010 was 33.8% compared to an effective tax rate for the same period in 2009 of 38.0%.

Matters Impacting Future Duke Energy Indiana Results

See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station and for a discussion of the re-examination of the IURC orders for the Edwardsport Generating Station dating back to 2006 and all IURC matters reviewed between January 1, 2010 and September 30, 2010.

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

Operating Cash Flows

Net cash provided by operating activities was $3,661 million for the nine months ended September 30, 2010 compared to $2,542 million for the same period in 2009, an increase in cash provided of $1,119 million. This change was driven primarily by:

PART I

•	A $570 million decrease in the purchases (increased use) of coal inventory,

•	A $500 million decrease in contributions to company sponsored pension plans, and

•	Excluding the impacts of non-cash impairment charges, net income increased in the nine months ended September 30, 2010 compared to the same period in 2009.

Investing Cash Flows

Net cash used in investing activities was $3,525 million for the nine months ended September 30, 2010 compared to $3,221 million for the same period in 2009, an increase in cash used of $304 million. This change was driven primarily by:

•	A $300 million increase in capital and investment expenditures, net of prior year acquisition of business.

Financing Cash Flows and Liquidity

Net cash provided by financing activities was $130 million for the nine months ended September 30, 2010 compared to $1,299 million for the same period in 2009, a decrease in cash provided of $1,169 million. This change was driven primarily by:

•	A $1.2 billion decrease in proceeds from issuances of long-term debt, net of repayments,

•	A $205 million decrease in proceeds from the issuance of common stock primarily related to the Dividend Reinvestment Plan and other internal plans, and

•	A $50 million increase in dividends paid, partially offset by

•	A $280 million decrease in net repayments / issuances of notes payable and commercial paper.

Significant Financing Activities. In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

In May 2010, Green Frontier Wind Power, LLC, a subsidiary of Duke Energy Generation Services (DEGS), an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million principal amount maturing in 2025. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. The initial interest rate on the notes is the six month adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of approximately 3.4% plus the applicable margin, which was 2.5% as of September 30, 2010. Proceeds from the issuance will be used to help fund the existing wind portfolio. As this debt is non-recourse to Duke Energy, the balance at September 30, 2010 is classified within Non-recourse Long-Term Debt of Variable Interest Entities (VIEs) in Duke Energy’s Condensed Consolidated Balance Sheets.

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

In July 2010, International Energy issued $281 million principal amount in Brazil, which carries an interest rate of 8.59% plus IGP-M (Brazil’s Monthly inflation index) non-convertible debentures due July 2015. Proceeds of the issuance were used to refinance Brazil debt related to DEIGP and for future debt maturities in Brazil.

In September 2010, Duke Energy Carolinas converted $143 million of tax-exempt variable-rate demand bonds to tax-exempt term bonds, which carry a fixed interest rate of 4.375 % and mature October 2031. Prior to the conversion, the bonds were held by Duke Energy Carolinas as treasury bonds. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

In September 2010, Duke Energy Carolinas converted $100 million of tax-exempt variable-rate demand bonds, to tax-exempt term bonds, which carry a fixed interest rate of 4.625% and mature November 1, 2040. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

In September 2010, Duke Energy Indiana refunded $70 million of tax-exempt auction rate bonds through the issuance of $70 million principal amount of tax-exempt term bonds, of which $60 million carry a fixed interest rate of 3.375% and mature March 1, 2019 and $10 million carry a fixed interest rate of 3.75% and mature April 1, 2022. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Indiana’s first mortgage bonds.

Available Credit Facilities and Restrictive Debt Covenants. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of September 30, 2010. The amount available under the master credit facility has been reduced by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky, and Duke Energy Indiana are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of September 30, 2010 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper	—	(300)	—	(150)	(450)
Outstanding Letters of Credit	(24)	(7)	—	—	(31)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,048	$438	$666	$219	$2,371

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.

PART I

(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at September 30, 2010. The Duke Energy Ohio sub limit is comprised of $650 million for Duke Energy Ohio and $100 million for Duke Energy Kentucky.

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

Restrictive Debt Convenants. The Duke Energy Registrant’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2010, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Other Financing Matters. In September 2010, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC). Under this Form S-3, which is uncapped, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

Other Issues

Global Climate Change. For information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

Coal Combustion Products. On June 21, 2010, the U.S. Environmental Protection Agency (EPA) issued a proposed rule related to coal combustion residuals (CCR), a term the EPA uses to describe the byproducts of coal combustion associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCR not employed in approved beneficial uses would either be regulated as hazardous waste or continue to be regulated as non-hazardous waste. The EPA could issue a final rule by the end of 2011.

Clean Air Interstate Rule (CAIR). In August 2010, the EPA published a proposed Transport Rule in the Federal Register that will replace the CAIR. The EPA proposed to establish state-level sulfur dioxide (SO2) and nitrogen oxide (NOx) caps that would take effect in 2012. The SO2 caps would be reduced in 2014 for 15 of the 31 affected states. The EPA proposes to allow limited interstate trading and is taking comment on two more restrictive alternatives. The EPA has indicated that it plans on finalizing the Transport Rule in June 2011.

Duke Energy cannot predict the outcome of these and other pending EPA rulemakings, however, the potential cost of compliance may include significant capital and operations and maintenance expenditures for coal fired generation plants, and could result in the early retirement of certain generation assets.

The following discussion of off-balance sheet arrangements and contractual obligations is on a consolidated Duke Energy basis.

Off-Balance Sheet Arrangements

During the nine months ended September 30, 2010, there were no material changes to Duke Energy’s off-balance sheet arrangements other than Duke Energy’s consolidation of Cinergy Receivables effective January 1, 2010, which is discussed in Notes 1 and 10 to the Unaudited Condensed Consolidated Financial Statements, “Organization and Basis of Presentation” and “Variable Interest Entities,” respectively. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the nine months ended September 30, 2010, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2009.

New Accounting Standards

As of September 30, 2010, there are no new accounting standards that have been issued, but have not yet been adopted, that would have a significant impact on the financial results or disclosures of Duke Energy.

Subsequent Events

For information on subsequent events related to regulatory matters, commitments and contingencies, debt and credit facilities and variable interest entities see Note 3, “Regulatory Matters,” Note 4, “Commitments and Contingencies,” Note 5, “Debt and Credit Facilities,” and Note 10, “Variable Interest Entities,” to the Unaudited Condensed Consolidated Financial Statements.

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

PART I

Item 4. Controls and Procedures. – Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) are recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Exchange Act are accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2010 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

During the third quarter of 2010, Duke Energy continued deployment of its Enterprise Asset Management system, used for asset management, work management and supply chain functions, to its Carolinas and Midwest operations. These system changes are a result of an evaluation of the previous systems and related processes to support evolving operational needs, and are not the result of any identified deficiencies in the previous systems. Duke Energy reviewed the implementation effort as well as the impact on Duke Energy’s internal control over financial reporting and where appropriate, made changes to internal controls over financial reporting to address these system changes.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2010, see Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies” under the heading “Litigation.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for Third Quarter of 2010

There were no issuer purchases of equity securities during the third quarter of 2010.

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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: November 5, 2010	/s/ LYNN J. GOOD
Lynn J. Good Chief Financial Officer

Date: November 5, 2010	/s/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller