Form 10-K
period 2010-12-31
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2011-02-25
CIK 20290, 30371, 81020, 1326160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states of incorporation	IRS Employer Identification No.
1-32853	DUKE ENERGY CORPORATION 526 South Church Street Charlotte, NC 28202-1803 704-594-6200 State of Incorporation: Delaware	20-2777218

1-4928	DUKE ENERGY CAROLINAS, LLC 526 South Church Street Charlotte, NC 28202-1803 704-594-6200 State of Incorporation: North Carolina	56-0205520

1-1232	DUKE ENERGY OHIO, INC. 139 East Fourth Street Cincinnati, OH 45202 704-594-6200 State of Incorporation: Ohio	31-0240030

1-3543	DUKE ENERGY INDIANA, INC. 1000 East Main Street Plainfield, IN 46168 704-594-6200 State of Incorporation: Indiana	35-0594457

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Registrant	Title of each class	Name of each exchange on which registered

Duke Energy Corporation (Duke Energy)	Common Stock, $0.001 par value	New York Stock Exchange, Inc.
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Duke Energy Ohio, Inc. (Duke Energy Ohio)	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana, Inc. (Duke Energy Indiana)	All of the registrant’s common stock is indirectly owned by Duke Energy.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Duke Energy    Yes  ☒    No ☐

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

Duke Energy  ☐

Duke Energy Carolinas  ☐

Duke Energy Ohio  ☐

Duke Energy Indiana  ☐

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

Duke Energy    Yes  ☐    No  ☒

Duke Energy Carolinas    Yes  ☐    No  ☒

Duke Energy Ohio    Yes  ☐    No  ☒

Duke Energy Indiana    Yes  ☐    No  ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy Corporation at June 30, 2010	21,037,000,000
Number of shares of Common Stock, $0.001 par value, outstanding at February 18, 2011.	1,329,144,291

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Duke Energy definite proxy statements for the 2011 Annual Meeting of Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11, 12, 13 and 14 hereof.

This combined Form 10-K is filed separately by four registrants: Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively, the Duke Energy Registrants). Information contained herein relating to any individual registrant is filed by such registrant solely on its own behalf. Each registrant makes no representation as to information relating exclusively to the other registrants.

Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana meet the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format permitted by General Instruction I (2) to such Form 10-K.

TABLE OF CONTENTS

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2010

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

•

The expected timing and likelihood of completion of the proposed merger with Progress Energy, Inc., including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed merger that could reduce anticipated benefits or cause the parties to abandon the merger, the diversion of management’s time and attention from Duke Energy’s ongoing business during this time period, the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the businesses and realize cost savings and any other synergies and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect.

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

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

AAC	Annually Adjusted Component

ACES	American Clean Energy and Security Act of 2009

ADEA	Age Discrimination in Employment

AEP	American Electric Power Company, Inc.

AFUDC	Allowance for Funds Used During Construction

Aguaytia	Aguaytia Energy del Perú S.R.L. Ltda.

ANEEL	Brazilian Electricity Regulatory Agency

AOCI	Accumulated Other Comprehensive Income

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Attiki	Attiki Gas Supply S.A.

Bison	Bison Insurance Company Limited

BPM	Bulk Power Marketing

CAA	Clean Air Act

CAC	Citizens Action Coalition of Indiana, Inc.

CAGR	Compounded Annual Growth Rate

CAIR	Clean Air Interstate Rule

Catamount	Catamount Energy Corporation

CC	Combined Cycle

CCP	Coal Combustion Product

Celanese	Celanese Acetate, LLC

CG&E	The Cincinnati Gas & Electric Company

Cinergy Receivables	Cinergy Receivables Company, LLC

Cliffside Unit 6	Cliffside Facility in North Carolina

CT	Combustion Turbine

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

CO2	Carbon Dioxide

COL	Combined Construction and Operating License

CPCN	Certificate of Public Convenience and Necessity

CRES	Competitive Retail Electric Supplier

Crescent	Crescent Joint Venture

DAQ	Division of Air Quality

DB	Defined Benefit Pension Plan

DCP Midstream	DCP Midstream, LLC (formerly Duke Energy Field Services, LLC)

Term or Acronym	Definition

DEGS	Duke Energy Generation Services, Inc.

DEI	Duke Energy International, LLC

DEIGP	Duke Energy International Geracao Paranapenema S.A.

DENA	Duke Energy North America

DENR	Department of Environment and Natural Resources

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy Retail	Duke Energy Retail Sales, LLC

DETM	Duke Energy Trading and Marketing, LLC

DOE	Department of Energy

DOJ	Department of Justice

DRIP	Dividend Reinvestment Plan

DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Indiana	Duke Energy Indiana, Inc.

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana

DukeNet	DukeNet Communications, LLC

DukeSolutions	DukeSolutions, Inc.

EPA	Environmental Protection Agency

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act

ESP	Electric Security Plan

ETR	Effective tax rate

EWG	Exempt Wholesale Generator

FASB	Financial Accounting Standards Board

FCC	Federal Communications Commission

FERC	Federal Energy Regulatory Commission

FIP	Federal Implementation Plan

FPP	Fuel and Purchased Power

FPSC	Florida Public Service Commission

GAAP	Generally Accepted Accounting Principles in the United States

GHG	Greenhouse Gas

GWh	Gigawatt-hours

Term or Acronym	Definition

HAP	Hazardous Air Pollutant

IGCC	Integrated Gasification Combined Cycle

IMPA	Indiana Municipal Power Agency

IAP	State Environmental Agency of Parana

IBAMA	Brazil Institute of Environment and Renewable Natural Resources

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

KV	Kilovolt

kWh	Kilowatt-hour

LIBOR	London Interbank Offered Rate

MACT	Maximum achievable control technology

Mcf	Thousand cubic feet

Merger Agreement	Agreement and Plan of Merger

Merger Sub	Diamond Acquisition Corporation

MGP	Manufactured gas plant

Midwest ISO	Midwest Independent Transmission System Operator, Inc.

MMBtu	Million British Thermal Unit

Moody’s	Moody’s Investor Services

MRO	Market Rate Offer

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MVP	Multi Value Projects

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear Decommissioning Trust Funds

NEIL	Nuclear Electric Insurance Limited

NMC	National Methanol Company

NOx	Nitrogen oxide

NPNS	Normal purchase/normal sale

NRC	Nuclear Regulatory Commission

NSR	New Source Review

Ohio T&D	Ohio Transmission and Distribution

ORS	South Carolina Office of Regulatory Staff

OUCC	Indiana Office of Utility Consumer Counselor

OVEC	Ohio Valley Electric Corporation

Pioneer Transmission	Pioneer Transmission, LLC

Term or Acronym	Definition

PJM	PJM Interconnection, LLC

Progress Energy	Progress Energy, Inc.

Prosperity	Prosperity Mine, LLC

PSCSC	Public Service Commission of South Carolina

PSD	Prevention of Significant Deterioration

PUCO	Public Utilities Commission of Ohio

PUHCA	Public Utility Holding Company Act of 1935, as amended

QSPE	Qualifying Special Purpose Entity

REPS	Renewable Energy and Energy Efficiency Portfolio Standard

RICO	Racketeer Influenced and Corrupt Organizations

RSP	Rate Stabilization Plan

RTO	Regional Transmission Organization

Saluda	Saluda River Electric Cooperative, Inc.’s

S 431	South Carolina General Assembly Senate Bill 431

SB 3	North Carolina General Assembly Senate Bill 3

SB 221	Ohio Senate Bill 221

SCEUC	South Carolina Energy Users Committee

SEC	Securities and Exchange Commission

SHGP	South Houston Green Power, L.P.

SO2	Sulfur dioxide

Spectra Energy	Spectra Energy Corp.

Spectra Capital	Spectra Energy Capital, LLC (formerly Duke Capital LLC)

S&P	Standard & Poor’s

Stimulus Bill	The American Recovery and Reinvestment Act of 2009

Subsidiary Registrants	Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana

TSA	Transition Services Agreement

TSR	Total shareholder return

USFE&G	U.S. Franchised Electric and Gas

Vectren	Vectren Energy Delivery of Indiana

VIE	Variable Interest Entity

WACC	Weighted Average Cost of Capital

Windstream	Windstream Corp.

WVPA	Wabash Valley Power Association, Inc.

PART II

Item 1. Business.

GENERAL

Proposed Merger with Progress Energy, Inc. On January 8, 2011, Duke Energy Corporation (Duke Energy) entered into an Agreement and Plan of Merger (Merger Agreement) between and among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly-owned subsidiary (Merger Sub) and Progress Energy, Inc. (Progress Energy), a North Carolina corporation. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Progress Energy with Progress Energy continuing as the surviving corporation and a wholly-owned subsidiary of Duke Energy. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be cancelled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement (and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be cancelled without any consideration therefor). Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Completion of the merger is conditioned upon, among other things, approval by the shareholders of both companies as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval, to the extent required, by the Federal Energy Regulatory Commission (FERC), the Federal Communication Commission (FCC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the Florida Public Service Commission (FPSC), the Indiana Utility Regulatory Commission (IURC), the Kentucky Public Service Commission (KPSC), the Public Utilities Commission of Ohio (PUCO) and the Nuclear Regulatory Commission (NRC). Duke Energy is targeting completion of the merger by the end of 2011, but cannot assure completion by any particular date. The Merger Agreement contains certain termination rights for both Duke Energy and Progress Energy, and further provides for the payment of fees and expenses upon termination under specified circumstances. Further information concerning the proposed merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 to be filed by Duke Energy with the Securities and Exchange Commission (SEC) in connection with the merger. On February 22, 2011, the board of directors of Duke Energy approved a reverse share split, at a ratio of 1-for-3 which will be subject to the merger being completed and receipt of the requisite approval of the shareholders of Duke Energy. For additional information on the details of this proposed transaction, see Note 3 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets.”

Overview.

Duke Energy Corporation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company primarily located in the Americas. Duke Energy operates in the United States (U.S.) primarily through its direct and indirect wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in South America and Central America primarily through Duke Energy International, LLC. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005 as Deer Holding Corp., a wholly-owned subsidiary of Duke Energy Corporation (Old Duke Energy, for purposes of this discussion regarding the Cinergy merger). In the second quarter of 2006, Duke Energy and Cinergy Corp. (Cinergy) consummated a merger which combined the Duke Energy and Cinergy regulated franchises, as well as deregulated generation in the Midwestern United States. On April 3, 2006, in accordance with the merger agreement, Old Duke Energy and Cinergy merged into wholly-owned subsidiaries of Duke Energy HC, resulting in Duke Energy HC becoming the parent entity. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (New Duke Energy or Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company, LLC (subsequently renamed Duke Energy Carolinas effective October 1, 2006). As a result of the merger transaction, each outstanding share of Cinergy common stock was converted into 1.56 shares of common stock of Duke Energy, which resulted in the issuance of approximately 313 million shares of Duke Energy common stock. Additionally, each share of common stock of Old Duke Energy was converted into one share of Duke Energy common stock. Old Duke Energy is the predecessor of Duke Energy for purposes of U.S. securities regulations governing financial statement filing.

During the third quarter of 2005, Duke Energy’s Board of Directors authorized and directed management to execute the sale or disposition of substantially all of former Duke Energy North America’s (DENA) remaining assets and contracts outside the Midwestern United States and certain contractual positions related to the Midwestern assets. The exit plan was completed in the second quarter of 2006. Certain assets of the former DENA business were transferred to the Commercial Power business segment and certain operations that Duke Energy continues to wind-down are in Other.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses, named Spectra Energy Corp. (Spectra Energy), including its wholly-owned subsidiary Spectra Energy Capital, LLC (Spectra Energy Capital, formerly Duke Capital LLC). The natural gas businesses spun off primarily consisted of Duke Energy’s Natural Gas Transmission business segment and Duke Energy’s 50% ownership interest in DCP Midstream, LLC (DCP Midstream, formerly Duke Energy Field Services, LLC), which was part of the Field Services business segment.

Duke Energy Business Segments. At December 31, 2010, Duke Energy operated the following business segments, all of which are considered reportable segments under the applicable accounting rules: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. For additional information on each of these business segments, including financial and geographic information about each reportable business segment, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of each of Duke Energy’s reportable business segments, as well as Other.

U.S. Franchised Electric and Gas. USFE&G generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, southwestern Ohio, central, north central and southern Indiana, and northern Kentucky. USFE&G also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, the regulated transmission and distribution operations of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky. These electric and gas operations are subject to the rules and regulations of the FERC, the NCUC, the PSCSC, the PUCO, the IURC and the KPSC. The substantial majority of USFE&G’s operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

PART II

Commercial Power. Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation operations, excluding renewable energy generation assets, consists of primarily coal-fired generation assets located in Ohio which are dedicated under the Duke Energy Ohio Electric Security Plan (ESP) and gas-fired non-regulated generation assets which are dispatched into wholesale markets. These assets comprise 7,550 net megawatts (MW) of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with baseload and mid-merit coal-fired units as well as combined cycle (CC) and peaking natural gas-fired units. Commercial Power’s operations which are subject to the ESP qualify for regulatory accounting treatment. For more information on the ESP, as well as the reapplication of regulatory accounting to certain of its operations, see the “Commercial Power” section below.

Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified by the PUCO as a Competitive Retail Electric Supplier (CRES) provider in Ohio. Duke Energy Retail serves retail electric customers in southwest, west central and northern Ohio with energy and other energy services at competitive rates. During 2010 and 2009, due to increased levels of customer switching as a result of the competitive markets in Ohio, Duke Energy Retail has focused on acquiring customers that had previously been served by Duke Energy Ohio under the ESP, as well as those previously served by other Ohio franchised utilities.

Commercial Power owns a 9% interest in Ohio Valley Electric Corporation (OVEC). Through its ownership interest in OVEC, Commercial Power has a contractual arrangement through March 2026 to buy power from OVEC’s power plants. All power purchased from OVEC is sold into wholesale markets.

Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. DEGS currently manages 4,440 MW of power generation at 28 facilities throughout the U.S. In addition, DEGS engages in the development, construction and operation of renewable energy projects. Currently, DEGS has over 5,000 MW of renewable energy projects in the development pipeline with 1,002 net MW of renewable generating capacity in operation as of December 31, 2010. DEGS is also developing transmission and biomass projects.

International Energy. International Energy principally owns, operates and manages power generation facilities, and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC (DEI) and its affiliates and its activities target power generation in Latin America. Through its wholly-owned subsidiary Aguaytia Energy del Perú S.R.L. Ltda. (Aguaytia) and its equity method investment in National Methanol Company (NMC), which is located in Saudi Arabia, International Energy also engages in the production of natural gas liquids, methanol and methyl tertiary butyl ether (MTBE).

Other. The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned captive insurance subsidiary, contributions to the Duke Energy Foundation, Duke Energy’s effective 50% interest in DukeNet Communications, LLC (DukeNet) and related telecom businesses. Additionally, Other includes the remaining portion of Duke Energy’s business formerly known as Duke Energy North America that was not exited or transferred to Commercial Power, primarily Duke Energy Trading and Marketing, LLC (DETM), which is 60% owned by Duke Energy and 40% owned by Exxon Mobil Corporation and management is currently in the process of winding down.

Unallocated corporate costs include certain costs not reflected in Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures and costs associated with certain corporate severance programs. Bison’s principal activities as a captive insurance entity include the indemnification and reinsurance of various business risks and losses, such as property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. DukeNet develops, owns and operates a fiber optic communications network, primarily in the southeast U.S., serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations.

General. Duke Energy is a Delaware corporation. Its principal executive offices are located at 526 South Church Street, Charlotte, North Carolina 28202-1803. Duke Energy Carolinas is a North Carolina limited liability company. Its principal executive offices are located at 526 South Church Street, Charlotte, North Carolina 28202-1803. Duke Energy Ohio is an Ohio corporation. Its principal executive offices are located at 139 East Fourth Street, Cincinnati, Ohio 45202. Duke Energy Indiana is an Indiana corporation. Its principal executive offices are located at 1000 East Main Street, Plainfield, Indiana 46168.

The telephone number for the Duke Energy Registrants is 704-594-6200. The Duke Energy Registrants electronically file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports.

The public may read and copy any materials that the Duke Energy Registrants file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Additionally, information about the Duke Energy Registrants, including its reports filed with the SEC, is available through Duke Energy’s Web site at http://www.duke-energy.com. Such reports are accessible at no charge through Duke Energy’s Web site and are made available as soon as reasonably practicable after such material is filed with or furnished to the SEC.

The following sections describe the business and operations of each of Duke Energy’s reportable business segments, as well as Other. (For more information on the operating outlook of Duke Energy and its reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Introduction—Executive Overview and Economic Factors for Duke Energy’s Business”. For financial information on Duke Energy’s reportable business segments, see Note 2 to the Consolidated Financial Statements, “Business Segments.”)

U.S. FRANCHISED ELECTRIC AND GAS

Service Area and Customers

USFE&G generates, transmits, distributes and sells electricity and transports and sells natural gas. It conducts operations primarily through Duke Energy Carolinas, the regulated transmission and distribution operations of Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky (Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest). Its service area covers 50,000 square miles with an estimated population of 12 million in central and western North Carolina, western South Carolina, southwestern Ohio, central, north central and southern Indiana, and northern Kentucky. USFE&G supplies electric service to 4 million residential, commercial and industrial customers over 152,200 miles of distribution lines and a 20,900 mile transmission system. USFE&G provides regulated transmission and distribution services for natural gas to 500,000 customers in southwestern Ohio and northern Kentucky via 7,200 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and 6,000 miles of service lines. Electricity is also sold wholesale to incorporated municipalities, electric cooperative utilities and other load serving entities.

PART II

Duke Energy Carolinas’ service area has a diversified commercial and industrial presence. Manufacturing continues to be one of the largest contributors to the economy in the region. Other sectors such as health care, finance, insurance, real estate services, local government and education also constitute key components of the states’ gross domestic product. Chemicals, food products, rubber and plastics, textile and motor vehicle manufacturing industries were among the most significant contributors to the Duke Energy Carolinas’ industrial sales revenue for 2010.

Duke Energy Ohio’s and Duke Energy Kentucky’s service area both have a diversified commercial and industrial presence. Major components of the economy include manufacturing, aerospace, real estate and rental leasing, wholesale trade, financial and insurance services, retail trade, education, healthcare and professional/business services.

The primary metals industry, transportation equipment, chemicals, and paper and plastics were the most significant contributors to the area’s manufacturing output and Duke Energy Ohio’s and Duke Energy Kentucky’s industrial sales revenue for 2010. Food and beverage manufacturing, fabricated metals, and electronics also have a strong impact on the area’s economic growth and the region’s industrial sales.

Industries of major economic significance in Duke Energy Indiana’s service territory include fabricated metals, rubber and plastics, food products, stone, clay and glass, primary metals, and transportation. Other significant industries operating in the area include chemicals and other manufacturing. Key sectors among general service customers include health care, education and retail trade.

The number of residential and general service customers within the USFE&G’s service territory, as well as sales to these customers, is expected to increase over time. However, growth in the near-term is being hampered by the current economic conditions. Industrial sales increased in 2010 when compared to 2009. The recovery in sales volumes was driven by higher levels of industrial production in response to higher expected demand for manufactured goods. Industrial sales will remain strong as the economy recovers, but with a lower expected growth rates.

USFE&G’s costs and revenues are influenced by seasonal patterns. Peak sales of electricity occur during the summer and winter months, resulting in higher revenue and cash flows during those periods. By contrast, fewer sales of electricity occur during the spring and fall, allowing for scheduled plant maintenance during those periods. Peak gas sales occur during the winter months.

The following maps show the USFE&G’s service territories and operating facilities.

PART II

U.S. Franchised Electric and Gas Carolinas Power Generation Facilities

SERVICE AREA
NC
SC
TENNESSEE
NORTH CAROLINA
VIRGINIA
GEORGIA
DAN RIVER
BELEWS CREEK
ROCKINGHAM
LOOKOUT SHOALS
RHODHISS
OXFORD
BRIDGEWATER
QUEENS CREEK
BRYSON
TUCKASEGEE
MARSHALL
MCGUIRE
COWANS FORD
LINCOLN
RIVERBEND
MOUNTAIN ISLAND
BUCK
CEDAR CLIFF
NANTAHALA
CLIFFSIDE
MISSION
FRANKLIN
THORPE
BEAR CREEK
TENNESSEE CREEK
TUXEDO
GASTON SHOALS
ALLEN
Charlotte
BAD CREEK
JOCASSEE
MILL CREEK
CATAWBA
WYLIE
99 ISLANDS
KEOWEE
OCONEE
FISHING CREEK
DEARBORN
LEE
GREAT FALLS
ROCKY CREEK
CEDAR CREEK
WATEREE
BUZZARDS ROOST
SCALE IN MILES
0 15 30 45 60
DUKE ENERGY REGULATED POWER GENERATION FACILITIES:
NUCLEAR
FOSSIL
COMBUSTION TURBINE
HYDRO
SERVICE AREA
CITY
COUNTY LINE
RIVER
STATE LINE
HIGHWAY

PART II

U.S. Franchised Electric and Gas Midwest Power Generation Regulated Facilities

Type of Power Facility
FOSSIL
COMBUSTION TURBINE
HYDRO
MI
PA
INDIANA
OHIO
ILLINOIS
KENTUCKY
WEST VIRGINIA
VA
TN
MIAMI WABASH
HENRY COUNTY
CONNERSVILLE
MIAMI FORT UNIT 6
MADISON
NOBLESVILLE
CAYUGA
WOODSDALE
Cincinnati
WABASH RIVER
Plainfield
MARKLAND HYDRO
EDWARDSPORT
WHEATLAND
EAST BEND
GIBSON
GALLAGHER

Energy Capacity and Resources

Electric energy for USFE&G’s customers is generated by three nuclear generating stations with a combined owned capacity of 5,173 MW (including Duke Energy’s 19.25% ownership in the Catawba Nuclear Station), fifteen coal-fired stations with an overall combined owned capacity of 13,454 MW (including Duke Energy’s 69% ownership in the East Bend Steam Station and 50.05% ownership in Unit 5 of the Gibson Steam Station), thirty-one hydroelectric stations (including two pumped-storage facilities) with a combined owned capacity of 3,201 MW, fifteen combustion turbine (CT) stations burning natural gas, oil or other fuels with an overall combined owned capacity of 5,028 MW, and one CC station burning natural gas with an owned capacity of 285 MW. In addition, USFE&G operates a solar Distributed Generation program with 9 MW of capacity. Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause USFE&G to purchase power for its customers include generating plant outages, extreme weather conditions, generation reliability during the summer, growth, and price. USFE&G has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy, and reliability of power supply.

USFE&G’s generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve native-load customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements. The vast majority of customer energy needs are met by large, low-energy-production-cost nuclear and coal-fired generating units that operate almost continuously (or at baseload levels). In 2010, 97.8 % of the total generated energy came from USFE&G’s low-cost, efficient nuclear and coal units (61.5% coal and 36.3% nuclear). The remaining energy needs were supplied by hydroelectric, CT and CC generation, renewable energy facilities, or economic purchases from the wholesale market.

PART II

Hydroelectric (both conventional and pumped storage) in the Carolinas and gas/oil CT and CC stations in both the Carolinas and Midwest operate primarily during the peak-hour load periods when customer loads are rapidly changing. CT’s and CC’s produce energy at higher production costs than either nuclear or coal, but are less expensive to build and maintain, and can be rapidly started or stopped as needed to meet changing customer loads. Hydroelectric units produce low-cost energy, but their operations are limited by the availability of water flow.

USFE&G’s pumped-storage hydroelectric facilities offer the added flexibility of using low-cost off-peak energy to pump water that will be stored for later generation use during times of higher-cost on-peak periods. These facilities allow USFE&G to maximize the value spreads between different high- and low-cost generation periods.

USFE&G is engaged in planning efforts to meet projected load growth in its service territories. Long-term projections indicate a need for capacity additions, which may include new nuclear, integrated gasification combined cycle (IGCC), coal facilities, gas-fired generation units or renewable energy facilities. Because of the long lead times required to develop such assets, USFE&G is taking steps now to ensure those options are available. Significant current or potential future capital projects are discussed below.

South Carolina passed energy legislation, (S 431), which became effective May 3, 2007. This legislation includes provisions to provide assurance of cost recovery related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction through a rider. The North Carolina General Assembly also passed comprehensive energy legislation, (SB 3), which was signed into law by the Governor on August 20, 2007. Like the South Carolina legislation, the North Carolina legislation provides cost recovery assurance, subject to prudency review, for nuclear project development costs as well as baseload generation construction costs. A utility may include financing costs related to construction work in progress for baseload plants in a rate case.

William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Duke Energy Carolinas had previously received approval to incur project development costs associated with William States Lee III Nuclear Station from both the NCUC and the PSCSC. Through several separate orders, the NCUC and PSCSC have deemed Duke Energy’s decision to incur project development and pre-construction costs for the project as reasonable and prudent through December 31, 2009 and up to an aggregate maximum amount of $230 million. On November 15, 2010 and January 7, 2011, Duke Energy Carolinas filed amended project development applications with the NCUC and PSCSC, respectively. These applications request approval of Duke Energy Carolinas’ decision to continue to incur project development and pre-construction costs for the project through December 31, 2013 and up to $459 million.

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

Duke Energy Carolinas is seeking partners for the William States Lee III Nuclear Station by issuing options to purchase an ownership interest in the plant.

Cliffside Unit 6. In June 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build one 800 MW unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. On February 27, 2009, Duke Energy Carolinas filed an updated cost estimate of $1.8 billion (excluding up to $0.6 billion of allowance for funds used during construction (AFUDC)) for the approved new Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an updated cost estimate with the NCUC where it reduced the estimated AFUDC financing costs from $600 million to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits. The Cliffside Unit 6 project is 80% complete as of December 31, 2010 and is currently anticipated to be completed and in-service in 2012.

Dan River and Buck Combined Cycle Facilities. In June 2008, the NCUC issued its order approving the CPCN applications to construct a 620 MW combined cycle natural gas fired generating facility at each of Duke Energy Carolinas’ existing Dan River Steam Station and Buck Steam Station. The Division of Air Quality (DAQ) issued final air permits authorizing construction of the Buck and Dan River combined cycle natural gas-fired generating units in October 2008 and August 2009, respectively.

On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, resulting in a modification of the construction schedule. On September 1, 2009, Duke Energy Carolinas filed with the NCUC further information clarifying the construction schedule for the two projects. Under the revised schedule, the Buck project is expected to begin operation in combined cycle mode by the end of 2011, but without a phased-in simple cycle commercial operation. The Dan River project is expected to begin operation in combined cycle mode by the end of 2012, also without a phased-in simple cycle commercial operation. On December 21, 2009, Duke Energy Carolinas entered into a First Amended and Restated engineering, construction and commissioning services agreement with Shaw North Carolina, Inc. for $322 million for the Buck project which reflects the revised schedule. On December 1, 2010, Duke Energy Carolinas entered into a First Amended and Restated engineering, construction and commissioning services agreement with Shaw North Carolina, Inc. for $307 million for the Dan River project which reflects the revised schedule. Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are $700 million and $710 million, respectively. The Buck project is approximately 74% and is scheduled to be placed in service in 2011. The Dan River project is in the early stages of construction and is scheduled to be placed in service in 2012.

Edwardsport IGCC. In September 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost $2 billion (including $120 million of AFUDC). In August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management.

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

PART II

associated with a study on carbon capture. Duke Energy Indiana was required to file its plans for studying carbon storage related to the project within 60 days of the order. On November 3, 2008 and May 1, 2009, Duke Energy Indiana filed its second and third semi-annual IGCC riders, respectively, both of which were approved by the IURC in full.

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. As Duke Energy Indiana has experienced design modifications and scope growth above what was anticipated from the preliminary engineering design, capital costs to the IGCC project increased. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add $150 million, or approximately 6.4% to the total IGCC Project cost estimate, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy Indiana would present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. An interim order was received on July 28, 2010 and approves implementation of an updated IGCC rider to recover costs incurred through September 30, 2009. The approvals are on an interim basis pending the outcome of the sub docket proceeding involving the revised cost estimate as discussed further below.

Duke Energy Indiana filed a new cost estimate for the IGCC project reflecting an estimated cost increase of $530 million on April 16, 2010, with its case-in-chief testimony in the subdocket proceeding. Duke Energy Indiana requested approval of the new cost estimate of $2.88 billion, including AFUDC, and for continuation of the existing cost recovery treatment. A major driver of the cost increase includes design changes reflected in the final engineering leading to increased scope and complexity. On September 17, 2010 an agreement was reached with the Indiana Office of Utility Consumer Counselor (OUCC), Duke Energy Indiana Industrial Group and Nucor Steel – Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion will be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. On December 9, 2010, the parties to the settlement withdrew the settlement agreement to provide an opportunity for the parties to the settlement to assess whether and to what extent the settlement agreement remained a reasonable allocation of risks and rewards and whether modifications to the settlement agreement were appropriate. The IURC granted the motion and scheduled a new evidentiary hearing to begin March 17, 2011. Management determined that the $44 million charge discussed above was not impacted by the withdrawal of the settlement agreement.

Additionally, the Citizens Action Coalition of Indiana, Inc. (CAC), Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper circumstances, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. The IURC has not yet ruled on the request to open additional subdockets. The IURC has set two field hearings for February 28, 2011 and March 2, 2011, which will provide an opportunity for the public to comment on the proceeding. The final cost for the project could be greater than the current estimate of $2.88 billion based on current run rates involving labor productivity at the site and higher AFUDC resulting from delays in the effective date of CWIP rider updates. Pending a full review of these factors and Duke Energy’s ability to mitigate the upward cost pressures, Duke Energy has not revised the $2.88 billion cost estimate. Duke Energy is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the plant costs, additional charges to expense could occur.

During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. In February 2011, Duke Energy Indiana filed a motion with the IURC proposing an updated procedural schedule to address the issues described above. The proposed schedule would allow for evidentiary hearings to take place in June 2011.

The Edwardsport IGCC facility is 80% complete as of December 31, 2010 and is expected to be completed and placed in service in 2012.

Duke Energy Indiana Carbon Sequestration. Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. The CAC, an intervenor, recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009, and an order is expected by the end of the second quarter of 2011.

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion on the above in-process or potential construction projects.

Fuel Supply

USFE&G relies principally on coal and nuclear fuel for its generation of electric energy. The following table lists USFE&G’s sources of power and fuel costs for the three years ended December 31, 2010.

	Generation by Source (Percent)			Cost of Delivered Fuel per Net Kilowatt-hour Generated (Cents)
	2010(e)	2009	2008	2010(e)	2009	2008
Coal(a)	61.5	59.6	66.9	3.04	2.88	2.59
Nuclear(b)	36.3	38.5	32.1	0.52	0.48	0.44
Oil and gas(c)	0.9	0.4	0.7	6.77	7.71	13.47

All fuels (cost-based on weighted average)(a)(b)	98.7	98.5	99.7	2.15	1.96	1.97
Hydroelectric(d)	1.3	1.5	0.3

	100.0	100.0	100.0

PART II

(a)	Statistics related to coal generation and all fuels reflect USFE&G’s 69% ownership interest in the East Bend Steam Station and 50.05% ownership interest in Unit 5 of the Gibson Steam Station.
(b)	Statistics related to nuclear generation and all fuels reflect USFE&G’s 12.5% interest in the Catawba Nuclear Station through September 30, 2008 and a 19.25% ownership interest in the Catawba Nuclear Station thereafter.
(c)	Cost statistics include amounts for light-off fuel at USFE&G’s coal-fired stations.
(d)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.
(e)	In addition, Duke Energy Carolinas produced approximately 6,000 megawatt-hours (MWh) in solar generation for 2010; no fuel costs are attributed to this generation.

Coal. USFE&G meets its coal demand in the Carolinas and Midwest through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. USFE&G uses spot-market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which have various price adjustment provisions and market re-openers, range from 2011 to 2014 for the Carolinas and 2011 to 2016 for the Midwest. USFE&G expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The coal purchased for the Carolinas is primarily produced from mines in eastern Kentucky, West Virginia and southwestern Virginia. The coal purchased for the regulated Midwest entities is primarily produced in Indiana, Illinois, and Kentucky. USFE&G has an adequate supply of coal under contract to fuel its projected 2011 operations and a significant portion of supply to fuel its projected 2012 operations.

The current average sulfur content of coal purchased by USFE&G for the Carolinas is between 1% and 2%; while the Midwest is 2%. USFE&G’s scrubbers, in combination with the use of sulfur dioxide (SO2) emission allowances, enable USFE&G to satisfy current SO2 emission limitations for existing facilities in the Carolinas and Midwest.

Gas. USFE&G is responsible for the purchase and the subsequent delivery of natural gas to native load customers in its Ohio and Kentucky service territories. USFE&G’s natural gas procurement strategy is to buy firm natural gas supplies (natural gas intended to be available at all times) and firm interstate pipeline transportation capacity during the winter season (November through March) and during the non-heating season (April through October) through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity. This strategy allows USFE&G to assure reliable natural gas supply for its high priority (non-curtailable) firm customers during peak winter conditions and provides USFE&G the flexibility to reduce its contract commitments if firm customers choose alternate gas suppliers under USFE&G customer choice/gas transportation programs. In 2010, firm supply purchase commitment agreements provided approximately100% of the natural gas supply. These firm supply agreements feature two levels of gas supply, specifically i. base load, which is a continuous supply to meet normal demand requirements, and ii. swing load, which is gas available on a daily basis to accommodate changes in demand due primarily to changing weather conditions.

USFE&G also owns two underground caverns with a total storage capacity of 16 million gallons of liquid propane. In addition, USFE&G has access to 5.5 million gallons of liquid propane storage and product loan through a commercial services agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix it with natural gas to supplement the natural gas supply during peak demand periods.

USFE&G maintains natural gas procurement-price volatility mitigation programs for Duke Energy Ohio and Duke Energy Kentucky. These programs pre-arrange percentages of seasonal gas requirements for Duke Energy Ohio and Duke Energy Kentucky. Duke Energy Ohio and Duke Energy Kentucky use primarily fixed-price forward contracts and contracts with a ceiling and floor on the price. As of December 31, 2010, Duke Energy Ohio and Duke Energy Kentucky, combined, had locked in pricing for a portion of their winter 2011/2012 system load requirements.

USFE&G is also responsible for the purchase and the subsequent delivery of natural gas to the gas turbine generators to serve native electric load customers in the Duke Energy Carolinas, Duke Energy Indiana and Duke Energy Kentucky service territories. The natural gas procurement strategy is to contract with one or several suppliers who buy spot market natural gas supplies along with firm or interruptible interstate pipeline transportation capacity for deliveries to the sites. This strategy allows for competitive pricing, flexibility of delivery, and reliable natural gas supplies to each of the natural gas plants. Many of the natural gas plants can be served by several supply zones and multiple pipelines.

Nuclear. The industrial processes for producing nuclear generating fuel generally involve the mining and milling of uranium ore to produce uranium concentrates, the services to convert uranium concentrates to uranium hexafluoride, the services to enrich the uranium hexafluoride, and the services to fabricate the enriched uranium hexafluoride into usable fuel assemblies.

Duke Energy Carolinas has contracted for uranium materials and services to fuel the Oconee, McGuire and Catawba Nuclear Stations in the Carolinas. Uranium concentrates, conversion services and enrichment services are primarily met through a diversified portfolio of long-term supply contracts. The contracts are diversified by supplier, country of origin and pricing. Duke Energy Carolinas staggers its contracting so that its portfolio of long-term contracts covers the majority of its fuel requirements at Oconee, McGuire and Catawba in the near-term and decreasing portions of its fuel requirements over time thereafter. Due to the technical complexities of changing suppliers of fuel fabrication services, Duke Energy Carolinas generally sources these services to a single domestic supplier on a plant-by-plant basis using multi-year contracts.

Duke Energy Carolinas has entered into fuel contracts that, based on its current need projections, cover 100% of the uranium concentrates, conversion services, and enrichment services requirements of the Oconee, McGuire and Catawba Nuclear Stations through at least 2012 and cover fabrication services requirements for these plants through at least 2018. For subsequent years, a portion of the fuel requirements at Oconee, McGuire and Catawba are covered by long-term contracts. For future requirements not already covered under long-term contracts, Duke Energy Carolinas believes it will be able to renew contracts as they expire, or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services. Near-term requirements not met by long-term supply contracts have been and are expected to be fulfilled with spot market purchases.

Energy Efficiency. Several factors have led to increased focus on energy efficiency, including environmental constraints, increasing costs of generating plants and legislative mandates regarding building codes and appliance efficiencies. As a result of these factors, Duke Energy has developed various programs designed to promote the efficient use of electricity by its customers. These programs and associated compensation mechanisms have been filed with various state commissions over the past several years.

On February 26, 2009, the NCUC approved Duke Energy Carolinas’ energy efficiency programs and authorized Duke Energy Carolinas to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas began offering energy

PART II

conservation programs to North Carolina retail customers and billing a conservation-program only rider on June 1, 2009. In October 2009, Duke Energy Carolinas also began offering demand response programs in North Carolina. On December 14, 2009, the NCUC approved the save-a-watt compensation model and, effective January 1, 2010, Duke Energy Carolinas began billing a rate rider reflecting both conservation and demand response programs. The save-a-watt programs and compensation approach in North Carolina are approved through December 31, 2013.

Duke Energy Carolinas began offering demand response and conservation programs to South Carolina retail customers effective June 1, 2009. On January 20, 2010, the PSCSC approved a save-a-watt rider for Duke Energy Carolinas’ energy efficiency programs. Duke Energy Carolinas began billing this rider to retail customers February 1, 2010. The save-a-watt programs and compensation approach in South Carolina are approved through December 31, 2013.

Save-a-watt was approved by the PUCO on December 17, 2008, in conjunction with the ESP, and Duke Energy Ohio began offering programs and billing a rate rider effective January 1, 2009. Save-a-watt is approved to continue in Ohio through December 31, 2011.

On June 17, 2010, Duke Energy Indiana withdrew its request to implement the save-a-watt energy efficiency model approved by the IURC on February 10, 2010. On September 28, 2010, Duke Energy Indiana filed a petition for new energy efficiency programs to enable meeting the IURC’s energy efficiency mandates. Testimony in support of the petition was filed in early November 2010, and an evidentiary hearing is scheduled to begin March 9, 2011.

On January 27, 2010, Duke Energy Kentucky withdrew the application to implement save-a-watt. Energy efficiency programs continue under Duke Energy Kentucky’s existing demand-side management program.

SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony, supporting its request to build an intelligent distribution grid in Indiana. The proposal requested approval of distribution formula rates or, in the alternative, a SmartGrid rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses and lost revenues. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. In response to issues raised by intervenors, Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. During 2009, filings by intervenors and Duke Energy Indiana have been made that address various issues related to SmartGrid. On April 16, 2010, Duke Energy Indiana filed supplemental testimony in support of a revised SmartGrid proposal. An evidentiary hearing was held in July 2010, and an IURC order is anticipated in the first half of 2011.

Duke Energy Ohio received approval to recover expenditures incurred to deploy the SmartGrid infrastructure in December 2008 in conjunction with the approval of Duke Energy Ohio’s ESP filing. On June, 30, 2009, Duke Energy Ohio filed an application to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. A Stipulation and Recommendation was entered into by Duke Energy Ohio, Staff of the PUCO, Kroger Company, and Ohio Partners for Affordable Energy, which provides for a revenue increase of $4.2 million under the electric rider and $590,000 under the natural gas rider. Approval of the Stipulation and Recommendation occurred in May 2010. Duke Energy Ohio filed its application for 2009 cost recovery in July 2010 and a Stipulation and Recommendation was filed on February 14, 2011, which provides for a revenue requirement increase of $8.7 million under the electric rider and $5 million under the gas rider. Duke Energy Ohio is awaiting a PUCO order. As part of the Stipulation and Recommendation, Duke Energy Ohio agreed to include a mid-deployment summary and review with its second quarter 2011 filing outlining its expenditures, deployment milestones, system performance levels and customer benefits in comparison to those outlined in the original plan. The PUCO has also begun an audit of the program, the results of which will be addressed in the same case.

Duke Energy Business Services was awarded a $200 million SmartGrid investment grant from the DOE in October 2009. The original grant application was based on a scaled SmartGrid deployment in Ohio and Indiana and a distribution automation pilot in Kentucky. However, due to the regulatory activities in Indiana described above, the project was re-scoped to include a phased-in approach in Indiana and additional deployments in Kentucky, North Carolina and South Carolina. The re-scoped grant was finalized with the DOE in May 2010.

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information.

Renewable Energy. Concerns of climate change and energy security, have sparked rising government support of renewable energy legislation at both the federal and state level. For example, the North Carolina legislation (SB 3) established a renewable energy and energy efficiency portfolio standard (REPS) for electric utilities, and in 2008, the state of Ohio also passed legislation that included renewable energy and advanced energy targets. With the passage of Senate Bill 221 (SB 221) in Ohio in 2008, Duke Energy Ohio is required to secure renewable energy and include an increasing percentage of renewables as part of its resource portfolio. The compliance percentages are based on a three-year historical average of its Standard Service Offer load. The requirements begin at 0.25% of the baseline load from all renewable resources, including 0.004% to be specifically from solar beginning in 2009, increasing to 12.5% total renewable, with 0.5% from solar by 2024. Of these percentages, at least 50% of each resource type must come from resources located within the state of Ohio. To address this legislation, Duke Energy Ohio initiated several acquisition activities focused on meeting the specific near-term 2009, 2010 and 2011 requirements. Effective December 10, 2009, the PUCO adopted a set of reporting standards known as “Green Rules” which will regulate energy efficiency, alternative energy generation requirements and emission reporting for activities mandated by SB 221.

The North Carolina REPS was enacted in 2007 as part of SB 3 and became effective January 1, 2008. SB 3 requires that renewable energy must equal 0.02% of retail sales beginning in 2010 and increases to 12.5% by 2021. A portion of the requirement may be met through energy efficiency programs (less than 25% until 2020 and less than 40% thereafter). A portion may also be met through purchases of unbundled out-of-state renewable energy credits (less than 25%). Duke Energy Carolinas recovers the majority of costs associated with renewable compliance through rate rider regulatory recovery; these costs apply only to North Carolina customers. REPS rider charges are statutorily capped in order to limit the impact of renewable compliance costs on customers and spending beyond the cost cap is not required.

Duke Energy Carolinas is in full compliance with these requirements.

Inventory

Generation of electricity is capital-intensive. USFE&G must maintain an adequate stock of fuel, materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2010, the inventory balance for USFE&G was $1,106 million. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for additional information.

Nuclear Insurance and Decommissioning

Duke Energy Carolinas owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and the Catawba Nuclear Stations each have two nuclear reactors and the Oconee Nuclear Station has three. Nuclear insurance includes: nuclear liability coverage; property, decontamination and premature decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy Carolinas for certain expenses associated with nuclear insurance premiums per the Catawba Nuclear Station joint owner

PART II

agreements. The Price-Anderson Act requires Duke Energy Carolinas to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which currently is $12.6 billion. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies—Nuclear Insurance,” for more information.

In 2005, and again in 2009 and 2010, the NCUC and PSCSC, respectively approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2010, 2009 and 2008, Duke Energy Carolinas expensed $48 million and contributed cash of $48 million to the Nuclear Decommissioning Trust Funds (NDTF) for decommissioning costs. The entire amount of these contributions were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. The balance of the external NDTF was $2,014 million as of December 31, 2010 and $1,765 million as of December 31, 2009.

As the NCUC and the PSCSC require that Duke Energy Carolinas update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of $3 billion in 2008 dollars. This estimate includes Duke Energy Carolinas’ 19.25% ownership interest in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Both the NCUC and the PSCSC have allowed Duke Energy Carolinas to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy Carolinas’ nuclear stations. Duke Energy Carolinas believes that the decommissioning costs being recovered through rates, when coupled with the existing fund balance and expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

Duke Energy Carolinas filed these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC in April 2009. In addition to the decommissioning cost studies, a new funding study was completed and indicates the current annual funding requirement of $48 million is sufficient to cover the estimated decommissioning costs. Duke Energy Carolinas received an order from the NCUC on its rate case filing on December 7, 2009, and from the PSCSC on Duke Energy Carolinas’ rate case on January 27, 2010. Both the NCUC and the PSCSC approved the existing $48 million annual funding level for nuclear decommissioning costs. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for more information.

After used fuel is removed from a nuclear reactor, it is cooled in a spent-fuel pool at the nuclear station. Under provisions of the Nuclear Waste Policy Act of 1982, Duke Energy Carolinas contracted with the DOE for the disposal of used nuclear fuel. The DOE failed to begin accepting used nuclear fuel on January 31, 1998, the date specified by the Nuclear Waste Policy Act and in Duke Energy’s contract with the DOE. Duke Energy Carolinas will continue to safely manage its used nuclear fuel until the DOE accepts it. In 1998, Duke Energy Carolinas filed a claim with the U.S. Court of Federal Claims against the DOE related to the DOE’s failure to accept commercial used nuclear fuel by the required date. Damages claimed in the lawsuit were based upon Duke Energy Carolinas’ costs incurred as a result of the DOE’s partial material breach of its contract, including the cost of securing additional used fuel storage capacity. On March 5, 2007, Duke Energy Carolinas and the U.S. Department of Justice reached a settlement resolving Duke Energy Carolinas’ used nuclear fuel litigation against the DOE. The agreement provided for an initial payment to Duke Energy Carolinas for certain storage costs incurred through July 31, 2005, with additional amounts reimbursed annually for future storage costs.

Asbestos Related Injuries and Damages Claims

Duke Energy has experienced numerous claims for indemnification and medical reimbursements relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985. As of December 31, 2010, there were 284 asserted claims for non-malignant cases with the cumulative relief sought of up to $69 million, and 119 asserted claims for malignant cases with the cumulative relief sought of up to $37 million. Based on Duke Energy’s experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Reserves recorded on Duke Energy’s Consolidated Balance Sheets are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change management’s estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside Duke Energy’s control, management believes it is reasonably possible that Duke Energy Carolinas may incur asbestos liabilities in excess of its recorded reserves.

Duke Energy Indiana and Duke Energy Ohio have also been named as defendants or co-defendants in lawsuits related to asbestos at their electric generating stations. The impact on Duke Energy’s consolidated results of operations, cash flows, or financial position of these cases to date has not been material. Based on estimates under varying assumptions, concerning uncertainties, such as, among others: (i) the number of contractors potentially exposed to asbestos during construction or maintenance of Duke Energy Indiana and Duke Energy Ohio generating plants; (ii) the possible incidence of various illnesses among exposed workers and (iii) the potential settlement costs without federal or other legislation that addresses asbestos tort actions, Duke Energy estimates that the range of reasonably possible exposure in existing and future suits over the foreseeable future is not material. This estimated range of exposure may change as additional settlements occur and claims are made and more case law is established.

See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies-Litigation-Asbestos Related Injuries and Damages Claims,” for more information.

Competition

USFE&G competes in some areas with government-owned power systems, municipally owned electric systems, rural electric cooperatives and other private utilities. By statute, the NCUC and the PSCSC assign service areas outside municipalities in North Carolina and South Carolina, respectively, to regulated electric utilities and rural electric cooperatives. Substantially all of the territory comprising Duke Energy Carolinas’ service area has been assigned in this manner. In unassigned areas, Duke Energy Carolinas’ business remains subject to competition. A decision of the North Carolina Supreme Court limits, in some instances, the right of North Carolina municipalities to serve customers outside their corporate limits. In South Carolina, competition continues between municipalities and other electric suppliers outside the municipalities’ corporate limits, subject to the regulation of the PSCSC. In Kentucky, the right of municipalities to serve customers outside corporate limits is subject to court approval. In Ohio, certified suppliers may offer retail electric generation service to residential, commercial

PART II

and industrial customers. In Indiana, the state is divided into certified electric service areas for municipal utilities, rural cooperatives and investor owned utilities. There are limited circumstances where the certified electric service areas can be modified, with approval of the IURC. USFE&G also competes with other utilities and marketers in the wholesale electric business. In addition, USFE&G continues to compete with natural gas providers.

Regulation

State

The NCUC, the PSCSC, the PUCO, the IURC and the KPSC (collectively, the State Utility Commissions) approve rates for retail electric service within their respective states. In addition, the PUCO and the KPSC approve rates for retail gas distribution service within their respective states. The state utility commissions, except for the PUCO, also have authority over the construction and operation of USFE&G’s generating facilities. CPCN’s issued by the State Utility Commissions, as applicable, authorize USFE&G to construct and operate its electric facilities, and to sell electricity to retail and wholesale customers. Prior approval from the relevant state utility commission is required for Duke Energy’s regulated operating companies to issue securities.

Duke Energy Carolinas 2009 North Carolina Rate Case. On June 2, 2009, Duke Energy Carolinas filed an Application for Adjustment of Rates and Charges Applicable to Electric Service in North Carolina to increase its base rates. The Application was based upon a historical test year consisting of the 12 months ended December 31, 2008. On October 20, 2009, Duke Energy Carolinas entered into a settlement agreement with the North Carolina Public Staff. Two organizations representing industrial customers joined the settlement on October 21, 2009. The terms of the agreement include a base rate increase of $315 million (or 8%) phased in primarily over a two-year period beginning January 1, 2010. In order to mitigate the impact of the increase on customers, the agreement provides for (i) a one-year delay in the collection of financing costs related to the Cliffside modernization project until January 1, 2011; and (ii) the accelerated return of certain regulatory liabilities to customers which lowered the total impact to customer bills to an increase of 7% in the near-term. The proposed settlement includes a 10.7% return on equity and a capital structure of 52.5% equity and 47.5% long-term debt. Additionally, Duke Energy Carolinas agreed not to file another rate case before 2011 with any changes to rates taking effect no sooner than 2012. The NCUC approved the settlement agreement in full by order dated December 7, 2009. The new rates were effective January 1, 2010.

Duke Energy Carolinas 2009 South Carolina Rate Case. On July 27, 2009, Duke Energy Carolinas filed its Application for Authority to Increase and Adjust Rates and Charges for an increase in rates and charges in South Carolina. On September 25, 2009, Duke Energy Carolinas filed a supplemental request seeking PSCSC approval of a charge to customer bills to pay for Duke Energy Carolinas’ new energy efficiency efforts. Parties to the proceeding include the South Carolina Office of Regulatory Staff (ORS), the South Carolina Energy Users Committee (SCEUC), and the South Carolina Green Party. Duke Energy Carolinas, ORS, and SCEUC filed a settlement agreement on November 24, 2009, recommending, (i) a $74 million increase in base rates, (ii) an allowed return on equity of 11% with rates set at a return on equity of 10.7% and capital structure of 53% equity, and (iii) various riders, including one that provides for the return of Demand Side Management (DSM) charges previously collected from customers over three years rather than five years, and another that provides for a storm reserve provision allowing Duke Energy Carolinas to collect $5 million annually (up to a maximum funding level of $50 million accumulating in reserves) to be used against large storm costs in any particular period. On January 20, 2010, the PSCSC approved the settlement agreement in full, including the cost recovery mechanism for the energy efficiency effort. The new rates were effective February 1, 2010.

Duke Energy Ohio Electric Rate Filings. New legislation (SB 221) passed in April 2008 and signed by the Governor of Ohio on May 1, 2008 codified the PUCO’s authority to approve an electric utility’s generation Standard Service Offer (SSO). An SSO may include an ESP, which allows for pricing structures similar to those under the historic Rate Stabilization Plan (RSP), or a Market Rate Offer (MRO), in which pricing is determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP to be effective January 1, 2009. On December 17, 2008, the PUCO issued its finding and order adopting a modified Stipulation with respect to Duke Energy Ohio’s ESP filing. The PUCO agreed to Duke Energy Ohio’s request for a net increase in base generation revenues, before impacts of customer switching, of $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including the recovery of expenditures incurred to deploy the SmartGrid infrastructure and the implementation of save-a-watt. See “Commercial Power” section below for additional information related to the ESP.

Duke Energy Ohio SSO Filing. On November 15, 2010, Duke Energy Ohio filed for approval of its next Standard Service Offer to replace the existing ESP that expires on December 31, 2011. The filing seeks approval of a MRO through which generation supply will ultimately procured through a competitive solicitation format. A technical conference was held November 22, 2010, and the hearing commenced on January 11, 2011. On February 23, 2011, the PUCO stated that Duke Energy Ohio did not file an application for a five-year MRO as required under Ohio statute. As a result, the PUCO ordered that the case cannot proceed as filed. Duke Energy Ohio is evaluating its options and plans to file a revised SSO in early second quarter of 2011.

For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters—Rate Related Information.”

Federal

The FERC approves USFE&G’s cost-based rates for electric sales to certain wholesale customers. Regulations of FERC and the State Utility Commissions govern access to regulated electric and gas customer and other data by non-regulated entities, and services provided between regulated and non-regulated energy affiliates. These regulations affect the activities of non-regulated affiliates with USFE&G.

Regional Transmission Organizations. Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana are transmission owners in a regional transmission organization operated by the Midwest Independent Transmission System Operator, Inc. (Midwest ISO), a non-profit organization which maintains functional control over the combined transmission systems of its members. In 2005, the Midwest ISO began administering an energy market within its footprint and in January 2009 it began administering an ancillary services market. Additionally, in April 2009, the Midwest ISO began administering a voluntary capacity auction, and in June 2009, instituted a tariff based capacity requirement.

The Midwest ISO is the provider of transmission service requested on the transmission facilities under its tariff. It is responsible for the reliable operation of those transmission facilities and the regional planning of new transmission facilities. The Midwest ISO administers energy markets utilizing Locational Marginal Pricing (i.e., the energy price for the next MW may vary throughout the Midwest ISO market based on transmission congestion and energy losses) as the methodology for relieving congestion on the transmission facilities under its functional control.

On May 20, 2010, Duke Energy Kentucky filed an application with the KPSC requesting permission to transfer control of certain of its transmission assets from the Midwest ISO to PJM Interconnection, LLC (PJM). There may be significant costs associated with this transition related to Midwest ISO transmission expansion costs and exit obligations. A hearing was held on November 3, 2010, and briefs were filed by November 19, 2010. On December 22, 2010, the KPSC issued an order granting approval for the transition, subject to several conditions. On January 25, 2011, the KPSC issued an order stating that the order had been satisfied and is now unconditional. The order further requires Duke Energy Kentucky to submit to the KPSC internal procedures for the receipt and tracking of notices from PJM regarding customer requests to participate in PJM demand-response programs.

PART II

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

On December 16, 2010, FERC issued an order related to the Midwest ISO’s cost allocation methodology surrounding Multi Value Projects (MVP), a type of Midwest ISO transmission expansion cost. The Midwest ISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the Midwest ISO footprint. The order provides for the allocation of MVP costs to withdrawing transmission owners for projects approved by the Midwest ISO up to date of the withdrawing transmission owners’ exit from the Midwest ISO. The basis for allocating such MVP costs is the withdrawing transmission owners’ historical usage of the Midwest ISO system. The impact of this order could result in an increase in the Midwest ISO transmission expansion costs incurred by Duke Energy Ohio and Duke Energy Kentucky subsequent to a withdrawal from Midwest ISO. Duke Energy Ohio, among other parties, is seeking rehearing of the FERC MVP order.

Duke Energy Ohio is currently negotiating with various stakeholders regarding recovery of the costs associated with the exit from the Midwest ISO.

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on Duke Energy’s operations.

Other

USFE&G is subject to the jurisdiction of the NRC for the design, construction and operation of its nuclear generating facilities. In 2000, the NRC renewed the operating license for Duke Energy Carolinas’ three Oconee nuclear units through 2033 for Units 1 and 2 and through 2034 for Unit 3. In 2003, the NRC renewed the operating licenses for all units at Duke Energy Carolinas’ McGuire and Catawba stations. The two McGuire units are licensed through 2041 and 2043, respectively, while the two Catawba units are licensed through 2043. All but one of USFE&G’s hydroelectric generating facilities are licensed by the FERC under Part I of the Federal Power Act, with license terms expiring from 2005 to 2036. The FERC has authority to issue new hydroelectric generating licenses. Hydroelectric facilities whose licenses expired in 2005 through 2010 are operating under annual extensions of the current license until FERC issues a new license. Other hydroelectric facilities whose licenses expire between 2011 and 2016 are in various stages of relicensing. Duke Energy expects to receive new licenses for all applicable hydroelectric facilities with the exception of the Dillsboro Project, for which Duke Energy requested and the FERC approved license surrender. Duke Energy Carolinas has removed the Dillsboro Project dam and powerhouse as part of multi-project and multi-stakeholder agreements and Duke Energy Carolinas is continuing with stream restoration and post-removal monitoring as requested by FERC’s license surrender order.

USFE&G is subject to the jurisdiction of the U.S. Environmental Protection Agency (EPA) and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section.

COMMERCIAL POWER

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation operations, excluding renewable energy generation assets, consist primarily of coal-fired generation assets located in Ohio which are dedicated under the Duke Energy Ohio ESP and gas-fired non-regulated generation assets which are dispatched into wholesale markets. These assets comprise of 7,550 net MW of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Effective January 1, 2009, Commercial Power’s primarily coal-fired generation assets began operating under the Duke Energy Ohio ESP, which expires on December 31, 2011, and is described below. Prior to January 1, 2009, these generation assets were contracted through the RSP, which expired on December 31, 2008.

The following map shows the Commercial Power service territory and generation facilities.

PART II

Commercial Power Midwest Power Generation Facilities

Type of Power Facility
FOSSIL
COMBUSTION TURBINE
MI
PA
INDIANA
OHIO
ILLINOIS
VERMILLION
Plainfield
MIAMI FORT
DICKS CREEK
Cincinnati
CONESVILLE
WASHINGTON ENERGY
KILLEN
HANGING ROCK
ZIMMER
STUART
BECKJORD
WEST VIRGINIA
VA
KENTUCKY
TN
CANADA
LEE
FAYETTE
IN
OH
IL
SERVICE AREA
WV
KY

Commercial Power also has a retail sales subsidiary, Duke Energy Retail, which is certified by the PUCO as a CRES provider in Ohio. Duke Energy Retail serves retail electric customers in southwest, west central and northern Ohio with energy and other energy services at competitive rates. Due to increased levels of customer switching as a result of the competitive markets in Ohio, which is discussed further below, Duke Energy Retail has focused on acquiring customers that had previously been served by Duke Energy Ohio under the ESP, as well as those previously served by other Ohio franchised utilities.

Through DEGS, Commercial Power develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. DEGS currently manages 4,440 MW of power generation at 28 facilities throughout the U.S. In addition, DEGS engages in the development, construction and operation of renewable energy projects. Currently, DEGS has over 5,000 MW of renewable energy projects in the development pipeline with 1,002 net MW of renewable generating capacity in operation as of December 31, 2010. DEGS is also developing transmission and biomass projects.

The following map shows the location of DEGS generation assets.

PART II

Duke Energy Generation Services – North America
Power Generation Facilities and Offices

CANADA
RYEGATE
Rutland
ROCHESTER
PHILADELPHIA
Chadds Ford
ST. PAUL COGEN
LANSING (3)
ASHTABULA
NORTH ALLEGHENY
CAMPBELL HILL
TOP OF THE WORLD
SILVER SAGE
HAPPY JACK
KIT CARSON
Plainfield
TUSCOLA
Cincinnati
COOLCO
ST. BERNARD
LAFARGE
SOUTH CHARLESTON
NARROWS
MURFREESBORO*
TAYLORSVILLE
Solar Star NC1
Charlotte
MURRAY
NEW ALBANY
SAN DIEGO
OCOTILLO
NOTREES
SWEETWATER
SHREVEPORT
Austin
Houston
TX Solar I
BOCA RATON
MEXICO
Duke Energy Generation Services (DEGS)
FOSSIL
COMBUSTION TURBINE
WIND
SOLAR
OTHER
*under construction
Franchised Electric & Gas Service Area

Rates and Regulation

Effective January 1, 2009, Commercial Power’s primarily coal-fired generation assets began operating under the Duke Energy Ohio ESP, which expires on December 31, 2011. Prior to the ESP, these generation assets had been contracted through the RSP, which expired on December 31, 2008. The ESP consists of the following discrete charges:

•

Annually Adjusted Component (AAC) Rider- This rider is intended to provide cost recovery primarily for certain environmental compliance expenditures. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

•

Fuel and Purchased Power (FPP) Rider – This rider is intended to provide cost recovery for fuel, purchased power and emission allowance expenses (including carbon or energy taxes) incurred to generate or procure electricity for retail ratepayers that are provided service by Duke Energy Ohio. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

•

Capacity Dedication Rider – This rider is intended to provide cost recovery for maintaining the generation fleet to serve the retail rate payers. This component is not avoidable (or non-by-passable) by customers that switch to an alternative electric service provider.

•

System Reliability Tracker – This tracker is intended to provide actual cost recovery for capacity purchases made to maintain adequate reserve margin. This component is not avoidable (or non-by-passable) by all customers that switch to an alternative electric service provider.

PART II

•

Base Generation Charge – This component reflects a market price for retail generation service and is not a cost-based rate. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

•

Transmission Cost Recovery Rider – The generation portion of this rider is designed to permit Duke Energy Ohio to recover certain Midwest ISO charges and all FERC approved transmission costs allocable to retail ratepayers that are provided service by Duke Energy Ohio. This component is avoidable (or by-passable) by all customers that switch to an alternative electric service provider.

Commercial Power’s primarily coal-fired assets, as excess capacity allows, also generate revenues through sales outside the native load customer base, and such revenue is termed wholesale.

Prior to December 17, 2008, Commercial Power did not apply regulatory accounting treatment to any of its operations due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. In April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s Standard Service Offer either through an ESP or a MRO, which is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP and, with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The approval of the ESP on December 17, 2008 resulted in the reapplication of regulatory accounting treatment to certain portions of Commercial Power’s operations as of that date. The ESP became effective on January 1, 2009.

Under the ESP, Commercial Power bills for its retail load generation via numerous riders. SB 221 and the ESP resulted in the approval of an enhanced recovery mechanism for certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Commercial Power began applying regulatory accounting treatment to the corresponding RSP riders that enhanced the recovery mechanism for recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio retail load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation associated with wholesale operations, including Commercial Power’s gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the necessary accounting criteria. Moreover, generation remains a competitive market in Ohio and retail load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. In assessing the probability of recovery of its regulatory assets established for its retail load generation operations, Duke Energy continues to monitor the amount of retail load customers that have switched to alternative suppliers. At December 31, 2010, management has concluded that the established regulatory assets are still probable of recovery even though there have been increased levels of customer switching.

Despite certain portions of the Ohio retail load operations not meeting the criteria for applying regulatory accounting treatment, all of Commercial Power’s Ohio retail load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to here-in as Commercial Power’s regulated operations.

Commercial Power is subject to regulation at the state level, primarily from PUCO and at the federal level, primarily from FERC. The PUCO approves prices for all retail electric generation sales by Duke Energy Ohio for its retail service territory. See “Regulation” section within USFE&G for additional information regarding the regulatory environment in Ohio.

Regulations of FERC and the PUCO govern access to regulated electric customer and other data by non-regulated entities, and services provided between regulated and non-regulated energy affiliates. These regulations affect the activities of Commercial Power.

Commercial Power is subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on Duke Energy’s operations.

Market Environment and Competition

Similar to USFE&G’s operations, the overall economic conditions have negatively impacted Commercial Power’s retail volumes for all customer classes. Commercial Power competes for wholesale contracts for the purchase and sale of electricity, coal, natural gas and emission allowances. The market price of commodities and services, along with the quality and reliability of services provided, drive competition in the energy marketing business. Commercial Power’s main competitors include other non-regulated generators in the Midwestern U.S., wholesale power, coal and natural gas marketers, renewable energy companies and financial institutions and hedge funds engaged in energy commodity marketing and trading.

Continuing low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers have begun supplying power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customer switching beginning in the second quarter of 2009 which continued into 2010. As of December 31, 2010, customer switching levels approximated 65% of Commercial Power’s Ohio retail load. However, through Duke Energy Retail, Commercial Power has been able to acquire 60% of the switched load by offering customers a choice between discounts to the ESP price or fixed price arrangements. Additionally, Duke Energy Retail has been able to acquire new customers previously served by other Ohio franchised utilities.

Fuel Supply

Commercial Power relies on coal and natural gas for its generation of electric energy.

Coal. Commercial Power meets its coal demand through a portfolio of purchase supply contracts and spot agreements. Large amounts of coal are purchased under supply contracts with mining operators who mine both underground and at the surface. Commercial Power uses spot-market purchases to meet coal requirements not met by supply contracts. Expiration dates for its supply contracts, which have various price adjustment provisions and market re-openers, range through 2012. Commercial Power expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The coal purchased is primarily produced in Illinois, Ohio and eastern Kentucky. Commercial Power has an adequate supply of coal to fuel its projected 2011 operations and a significant portion of supply to fuel its projected 2012 operations. The majority of Commercial Power’s coal-fired generation is equipped with flue gas desulfurization equipment. As a result, Commercial Power is able to satisfy the current emission limitations for SO2 for existing facilities.

Gas. Commercial Power is responsible for the purchase and the subsequent delivery of natural gas to its gas turbine generators. The majority of Commercial Power’s natural gas requirements are purchased in the spot market on an as-needed basis.

INTERNATIONAL ENERGY

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas, and natural gas liquids outside the U.S. It conducts operations primarily through DEI and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25% interest in NMC, a large regional producer of methanol and MTBE located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting. International Energy has a 25% ownership interest in Attiki Gas Supply S.A. (Attiki), a natural gas distributor located in Athens, Greece,

PART II

which was accounted for under the equity method of accounting through December 31, 2009. In January 2010, the counterparty to Attiki’s non-recourse debt issued a notice of default due to Duke Energy’s failure to make a scheduled semi-annual installment payment of principal and interest in November 2009 and following Duke Energy’s December 2009 decision to abandon its investment in Attiki and the related non-recourse debt. See Note 13 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions,” for additional information.

International Energy’s customers include retail distributors, electric utilities, independent power producers, marketers and industrial/commercial companies. International Energy’s current strategy is focused on optimizing the value of its current Latin American portfolio and expanding the portfolio through investment in generation opportunities in Latin America.

International Energy owns, operates or has substantial interests in 4,500 gross MW of generation facilities.

The following map shows the locations of International Energy’s facilities, including its interests in non-electric generation facilities in Saudi Arabia.

Duke Energy International Facilities*

Offices, Generating, and Energy Facilities
OFFICE
DIESEL GEN.
GAS GEN.
HYDRO GEN.
OTHER
Houston
Guatemala City
San Salvador
GUATEMALA
283 MW (bunker & diesel)
EL SALVADOR
296 MW (bunker & diesel)
ECUADOR
162 MW (diesel)
PERU
825 MW (hydro, gas, & diesel)
Lima
BRAZIL
2,113 MW (hydro)
Sao Paulo
Buenos Aires
ARGENTINA
524 MW (hydro & gas)
Saudi Arabia Inset Map
SAUDI ARABIA
National Methanol (NMC)

*Based upon owned MW capacity

Duke Energy International Assets Feb-15-11

Competition and Regulation

International Energy’s sales and marketing of electric power and natural gas competes directly with other generators and marketers serving its market areas. Competitors are country and region-specific but include government-owned electric generating companies, local distribution companies with self-generation capability and other privately-owned electric generating and marketing companies. The principal elements of competition are price and availability, terms of service, flexibility and reliability of service.

A high percentage of International Energy’s portfolio consists of base load hydroelectric generation facilities which compete with other forms of electric generation available to International Energy’s customers and end-users, including natural gas and fuel oils. Economic

PART II

activity, conservation, legislation, governmental regulations, weather, additional generation capacities and other factors affect the supply and demand for electricity in the regions served by International Energy.

International Energy’s operations are subject to both country-specific and international laws and regulations. (See “Environmental Matters” in this section.)

OTHER

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes certain unallocated corporate costs, Bison, Duke Energy’s wholly-owned, captive insurance subsidiary, contributions to the Duke Energy Foundation, Duke Energy’s effective 50% interest in DukeNet and related telecom businesses, and DETM, which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy and management is currently in the process of winding down.

Bison’s principal activities as a captive insurance entity include the indemnification and reinsurance of various business risks and losses, such as property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. DukeNet develops, owns and operates a fiber optic communications network, primarily in the southeast U.S., serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations.

Competition and Regulation

The entities within Other are subject to the jurisdiction of the EPA and state and local environmental agencies. (For a discussion of environmental regulation, see “Environmental Matters” in this section.)

GEOGRAPHIC REGIONS

For a discussion of Duke Energy’s foreign operations and certain of the risks associated with them, see “Risk Factors,” “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk—Foreign Currency Risk,” and Notes 2 and 14 to the Consolidated Financial Statements, “Business Segments” and “Risk Management, Derivative Instruments and Hedging Activities,” respectively.

EMPLOYEES

On December 31, 2010, Duke Energy had 18,440 employees. A total of 4,550 operating and maintenance employees were represented by unions.

EXECUTIVE OFFICERS OF DUKE ENERGY

STEPHEN G. DE MAY, 48, Senior Vice President, Investor Relations and Treasurer. Mr. De May assumed the role of Treasurer in November 2007 and in October 2009 Mr. De May assumed additional responsibility for investor relations. Prior to that, he served as Assistant Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Corp (Cinergy). Until the merger of Duke Energy and Cinergy, Mr. De May served as Vice President, Energy and Environmental Policy of Duke Energy since February 2004.

LYNN J. GOOD, 51, Group Executive and Chief Financial Officer. Ms. Good assumed her current position in July 2009. In November 2007, Ms. Good began serving as President, Commercial Businesses. Prior to that, she served as Senior Vice President and Treasurer since December 2006; prior to that she served as Treasurer and Vice President, Financial Planning since October 2006; and prior to that she served as Vice President and Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Ms. Good served as Executive Vice President and Chief Financial Officer of Cinergy from August 2005 and Vice President, Finance and Controller of Cinergy from November 2003 to August 2005.

DHIAA M. JAMIL, 54, Group Executive, Chief Generation Officer and Chief Nuclear Officer. Mr. Jamil assumed his position as Chief Generation Officer in July 2009 and his position as Chief Nuclear Officer in February 2008. Prior to that he served as Senior Vice President, Nuclear Support, Duke Energy Carolinas, LLC since March 2007; and prior to that he served as Vice President, Catawba Nuclear Station, since March 2004.

MARC E. MANLY, 58, Group Executive, Chief Legal Officer and Corporate Secretary. Mr. Manly assumed the role of Corporate Secretary in December 2008 and assumed position of Chief Legal Officer in April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Manly served as Executive Vice President and Chief Legal Officer of Cinergy since November 2002.

JAMES E. ROGERS, 63, Chairman, President and Chief Executive Officer. Mr. Rogers assumed the role of Chief Executive Officer and President in April 2006, upon the merger of Duke Energy and Cinergy and assumed the role of Chairman on January 2, 2007. Until the merger of Duke Energy and Cinergy, Mr. Rogers served as Chairman of the Board of Cinergy since 2000 and as Chief Executive Officer of Cinergy since 1995.

B. KEITH TRENT, 51, Group Executive and President, Commercial Businesses. Mr. Trent assumed his current position in July 2009. Prior to that he served as Group Executive and Chief Strategy, Policy and Regulatory Officer since May 2007. Prior to that he served as Group Executive and Chief Strategy and Policy Officer since October 2006 and prior to that he served as Group Executive and Chief Development Officer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Trent served as Executive Vice President, General Counsel and Secretary of Duke Energy since March 2005. Prior to that he served as General Counsel, Litigation of Duke Energy from May 2002 to March 2005.

JENNIFER L. WEBER, 44, Group Executive of Human Resources and Corporate Relations. Ms. Weber assumed her current position in January 2011. Prior to that she served as Senior Vice President and Chief Human Resources Officer since November 2008. Prior to that she served as Senior Vice President of Human Resources at Scripps Networks Interactive from 2005 to 2008.

STEVEN K. YOUNG, 52, Senior Vice President and Controller. Mr. Young assumed his current position in December 2006. Prior to that he served as Vice President and Controller since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Young served as Vice President and Controller of Duke Energy since June 2005. Prior to that Mr. Young served as Senior Vice President and Chief Financial Officer of Duke Energy Carolinas from March 2003 to June 2005.

Executive officers serve until their successors are duly elected.

There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

GENERAL

Duke Energy Subsidiaries Overview.

Duke Energy Carolinas. Duke Energy Carolinas generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, the PSCSC, the NRC and

PART II

FERC. Duke Energy Carolinas operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. Substantially all of Franchised Electric operations are regulated and qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Carolinas’ service area covers 24,000 square miles with an estimated population of 6.6 million in central and western North Carolina and western South Carolina. Duke Energy Carolinas supplies electric service to 2.4 million residential, commercial and industrial customers over 101,400 miles of distribution lines and a 13,100 mile transmission system.

The remainder of Duke Energy Carolinas’ operations is presented as Other. Although it is not considered a business segment, Other primarily consists of certain governance costs allocated by its parent, Duke Energy.

Duke Energy Ohio. Duke Energy Ohio is a wholly-owned subsidiary of Cinergy, which is a wholly-owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly-owned subsidiary Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries. Duke Energy Ohio is subject to the regulatory provisions of the PUCO, the KPSC and FERC.

Duke Energy Ohio Business Segments. At December 31, 2010, Duke Energy Ohio operated two business segments, both of which are considered reportable segments under the applicable accounting rules: Franchised Electric and Gas and Commercial Power. For additional information on each of these business segments, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of each of Duke Energy Ohio’s reportable business segments, as well as Other:

Franchised Electric and Gas. Franchised Electric and Gas consists of Duke Energy Ohio’s regulated electric and gas transmission and distribution systems, including its regulated electric generation in Kentucky. Franchised Electric and Gas plans, constructs, operates and maintains Duke Energy Ohio’s transmission and distribution systems, which generate, transmit and distribute electric energy to consumers in southwestern Ohio and northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. These electric and gas operations are subject to the rules and regulations of FERC, the PUCO and the KPSC. Substantially all of Franchised Electric and Gas’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

Duke Energy Ohio’s Franchised Electric and Gas service area covers 3,000 square miles with an estimated population of 2.2 million in southwestern Ohio and northern Kentucky. Franchised Electric and Gas supplies electric service to 820,000 residential, commercial and industrial customers over 19,800 miles of distribution lines and a 2,500 mile transmission system in Ohio and Kentucky. Franchised Electric and Gas provides regulated transmission and distribution services for natural gas to 500,000 customers via 7,200 miles of gas mains (gas distribution lines that serve as a common source of supply for more than one service line) and 6,000 miles of service lines. See Item 2. “Properties” for further discussion of Franchised Electric and Gas’ generating facilities.

Commercial Power. Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s generation operations consists of primarily coal-fired generation assets located in Ohio which are dedicated under the Duke Energy Ohio ESP and gas-fired non-regulated generation assets which are dispatched into wholesale markets. These assets are comprised of 7,550 net MW of power generation primarily located in the Midwestern United States. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Duke Energy Ohio’s Commercial Power reportable operating segment does not include the operations of DEGS or Duke Energy Retail, which is included in the Commercial Power reportable operating segment at Duke Energy. See Item 2. “Properties” for further discussion of Commercial Power’s generating facilities. Through December 31, 2008, most of the generation asset output in Ohio was contracted through the Rate Stabilization Plan (RSP). Effective January 1, 2009, Commercial Power began operating under an ESP, which expires on December 31, 2011. As a result of the approval of the ESP, certain of Commercial Power’s operations reapplied regulatory accounting treatment effective December 17, 2008. See Notes 1 and 4 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” and “Regulatory Matters,” respectively, for a discussion of the reapplication of regulatory accounting treatment to certain of Commercial Power’s operations, as well as for further discussion related to the RSP and ESP.

Duke Energy Ohio’s primarily coal-fired assets, as excess capacity allows, also generate revenues through sales outside the ESP load customer base, and such revenue is termed wholesale.

In 2010 Duke Energy Ohio earned approximately 13% of its consolidated operating revenues from PJM. These revenues relate to the sale of capacity and electricity from the gas-fired non-regulated generation assets. In 2009 and 2008 no single counterparty contributed 10% or more of consolidated operating revenue.

Other. The remainder of Duke Energy Ohio’s operations is presented as Other. Although it is not considered a business segment, Other primarily consists of certain governance costs allocated by its ultimate parent, Duke Energy.

Duke Energy Indiana. Duke Energy Indiana is a wholly-owned subsidiary of Cinergy. Duke Energy Indiana generates, transmits and distributes electricity in north central, central, and southern Indiana. Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC. Duke Energy Indiana operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. The substantial majority of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 2 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Indiana’s service area covers 22,000 square miles with an estimated population of 2.94 million in north central, central, and southern Indiana. Duke Energy Indiana supplies electric service to 790,000 residential, commercial and industrial customers over 31,000 miles of distribution lines and a 5,400 mile transmission system.

The remainder of Duke Energy Indiana’s operations is presented as Other. Although it is not considered a business segment, Other primarily includes certain governance costs allocated by its ultimate parent, Duke Energy.

PART II

ENVIRONMENTAL MATTERS

The Duke Energy Registrants are subject to federal, state and local laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Duke Energy is also subject to international laws and regulations with regard to air and water quality, hazardous and solid waste disposal and other environmental matters. Environmental laws and regulations affecting the Duke Energy Registrants include, but are not limited to:

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

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on the Duke Energy Registrants’ operations. Additionally, other potential future environmental laws and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if such laws are enacted, the Duke Energy Registrants would seek appropriate regulatory recovery of costs to comply within its regulated operations.

For more information on environmental matters involving the Duke Energy Registrants, including possible liability and capital costs, see Notes 4 and 5 to the Consolidated Financial Statements, “Regulatory Matters,” and “Commitments and Contingencies—Environmental,” respectively. Except to the extent discussed in Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies,” compliance with current international, federal, state and local provisions regulating the discharge of materials into the environment, or otherwise protecting the environment, is incorporated into the routine cost structure of our various business segments and is not expected to have a material adverse effect on the competitive position, consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.

PART II

Item 1A. Risk Factors.

Unless otherwise indicated, the risk factors discussed below generally relate to risks associated with all of the Duke Energy Registrants. Risks identified at the Subsidiary Registrant level are generally applicable to Duke Energy.

The Duke Energy Registrants’ franchised electric revenues, earnings and results are dependent on state legislation and regulation that affect electric generation, transmission, distribution and related activities, which may limit Duke Energy’s ability to recover costs.

The Duke Energy Registrants’ franchised electric businesses are regulated on a cost-of-service/rate-of-return basis subject to the statutes and regulatory commission rules and procedures of North Carolina, South Carolina, Ohio, Indiana and Kentucky. If the Duke Energy Registrants’ franchised electric earnings exceed the returns established by the state regulatory commissions, the Duke Energy Registrants’ retail electric rates may be subject to review and possible reduction by the commissions, which may decrease the Duke Energy Registrants’ future earnings. Additionally, if regulatory bodies do not allow recovery of costs incurred in providing service on a timely basis, the Duke Energy Registrants’ future earnings could be negatively impacted.

The Duke Energy Registrants’ businesses are subject to extensive federal regulation that will affect the Duke Energy Registrants’ operations and costs.

The Duke Energy Registrants are subject to regulation by FERC, the NRC and various other federal agencies. Regulation affects almost every aspect of the Duke Energy Registrants’ businesses, including, among other things, the Duke Energy Registrants’ ability to: take fundamental business management actions; determine the terms and rates of the Duke Energy Registrants’ transmission and distribution businesses’ services; make acquisitions; issue equity or debt securities; engage in transactions between the Duke Energy Registrants’ utilities and other subsidiaries and affiliates; and the ability of the operating subsidiaries to pay dividends to the Duke Energy Registrants. Changes to these regulations are ongoing, and the Duke Energy Registrants cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on the Duke Energy Registrants’ business. However, changes in regulation (including re-regulating previously deregulated markets) can cause delays in or affect business planning and transactions and can substantially increase the Duke Energy Registrants’ costs.

The Duke Energy Registrants must meet credit quality standards and there is no assurance that they and their rated subsidiaries will maintain investment grade credit ratings. If the Duke Energy Registrants or their rated subsidiaries are unable to maintain an investment grade credit rating, the Duke Energy Registrants would be required under credit agreements to provide collateral in the form of letters of credit or cash, which may materially adversely affect the Duke Energy Registrants’ liquidity.

Each of the Duke Energy Registrants and their rated subsidiaries senior unsecured long-term debt is currently rated investment grade by various rating agencies. The Duke Energy Registrants cannot be sure that the senior unsecured long-term debt of the Duke Energy Registrants or their rated subsidiaries will be rated investment grade in the future.

If the rating agencies were to rate the Duke Energy Registrants or their rated subsidiaries below investment grade, the entities’ borrowing costs would increase, perhaps significantly. In addition, their potential pool of investors and funding sources would likely decrease. Further, if the Duke Energy Registrants’ short-term debt rating were to fall, the entities’ access to the commercial paper market could be significantly limited. Any downgrade or other event negatively affecting the credit ratings of the Duke Energy Registrants’ subsidiaries could make their costs of borrowing higher or access to funding sources more limited, which in turn could increase the Duke Energy Registrants’ need to provide liquidity in the form of capital contributions or loans to such subsidiaries, thus reducing the liquidity and borrowing availability of the consolidated group.

A downgrade below investment grade could also require the Duke Energy Registrants to post additional collateral in the form of letters of credit or cash under various credit agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce the Duke Energy Registrants’ liquidity and profitability and could have a material adverse effect on the Duke Energy Registrants’ financial position, results of operations or cash flows.

Duke Energy relies on access to short-term money markets and longer-term capital markets to finance Duke Energy’s capital requirements and support Duke Energy’s liquidity needs, and Duke Energy’s access to those markets can be adversely affected by a number of conditions, many of which are beyond Duke Energy’s control.

Duke Energy’s business is financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from Duke Energy’s assets. Accordingly, Duke Energy relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from Duke Energy’s operations and to fund investments originally financed through debt instruments with disparate maturities. If Duke Energy is not able to access capital at competitive rates or at all, Duke Energy’s ability to finance its operations and implement its strategy and business plan as scheduled could be adversely affected. An inability to access capital may limit Duke Energy’s ability to pursue improvements or acquisitions that Duke Energy may otherwise rely on for future growth.

Market disruptions may increase Duke Energy’s cost of borrowing or adversely affect Duke Energy’s ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; capital market conditions generally; market prices for electricity and gas; terrorist attacks or threatened attacks on Duke Energy’s facilities or unrelated energy companies; or the overall health of the energy industry.

Duke Energy maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude Duke Energy from issuing commercial paper or Duke Energy and its affiliates from issuing letters of credit or borrowing under the revolving credit facility. Additionally, failure to comply with these financial covenants could result in Duke Energy being required to immediately pay down any outstanding amounts under other revolving credit agreements.

The Subsidiary Registrants rely on access to short-term intercompany borrowings and longer-term capital markets to finance the Subsidiary Registrants’ capital requirements and support their liquidity needs, and the Subsidiary Registrants’ access to those markets can be adversely affected by a number of conditions, many of which are beyond the Subsidiary Registrants control.

The Subsidiary Registrants’ businesses are financed to a large degree through debt and the maturity and repayment profile of debt used to finance investments often does not correlate to cash flows from the Subsidiary Registrants’ assets. Accordingly, the Subsidiary Registrants rely on access to short-term borrowings via Duke Energy’s money pool arrangement and financings from longer-term capital markets as a source of liquidity for capital requirements not satisfied by the cash flow from its operations and to fund investments originally financed through debt instruments with disparate maturities. If the Subsidiary Registrants are not able to access capital at competitive rates or the Subsidiary Registrants cannot obtain short-term borrowings via the money pool arrangement, their ability to finance their operations and implement their strategy could be adversely affected.

PART II

Market disruptions may increase the Subsidiary Registrants’ cost of borrowing or adversely affect the Subsidiary Registrants’ ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; capital market conditions generally; market prices for electricity and gas; terrorist attacks or threatened attacks on the Subsidiary Registrants’ facilities or unrelated energy companies; or the overall health of the energy industry. Restrictions on the Subsidiary Registrants’ ability to access financial markets may also affect its ability to execute its business plan as scheduled. An inability to access capital may limit the Subsidiary Registrants’ ability to pursue improvements or acquisitions that it may otherwise rely on for future growth.

The Subsidiary Registrants’ ultimate parent, Duke Energy, maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at either Duke Energy or the Subsidiary Registrants could preclude Duke Energy or the Subsidiary Registrants from issuing letters of credit or borrowing under the revolving credit facility.

The Duke Energy Registrants are exposed to credit risk of the customers and counterparties with whom the Duke Energy Registrants do business.

Adverse economic conditions affecting, or financial difficulties of, customers and counterparties with whom the Duke Energy Registrants do business could impair the ability of these customers and counterparties to pay for the Duke Energy Registrants’ services or fulfill their contractual obligations, including loss recovery payments under insurance contracts, or cause them to delay such payments or obligations. The Duke Energy Registrants depend on these customers and counterparties to remit payments on a timely basis. Any delay or default in payment could adversely affect the Duke Energy Registrants’ cash flows, financial position or results of operations.

The Duke Energy Registrants are subject to numerous environmental laws and regulations that require significant capital expenditures, can increase the Duke Energy Registrants’ cost of operations, and which may impact or limit the Duke Energy Registrants’ business plans, or expose the Duke Energy Registrants to environmental liabilities.

The Duke Energy Registrants are subject to numerous environmental laws and regulations affecting many aspects of the Duke Energy Registrants’ present and future operations, including air emissions (such as reducing NOx, SO2 mercury and greenhouse gas emissions in the U.S.), water quality, wastewater discharges, solid waste and hazardous waste. These laws and regulations can result in increased capital, operating, and other costs. These laws and regulations generally require the Duke Energy Registrants to obtain and comply with a wide variety of environmental licenses, permits, inspections and other approvals. Compliance with environmental laws and regulations can require significant expenditures, including expenditures for cleanup costs and damages arising from contaminated properties, and failure to comply with environmental regulations may result in the imposition of fines, penalties and injunctive measures affecting operating assets. The steps the Duke Energy Registrants could be required to take to ensure that its facilities are in compliance could be prohibitively expensive. As a result, the Duke Energy Registrants may be required to shut down or alter the operation of their facilities, which may cause the Duke Energy Registrants to incur losses. Further, the Duke Energy Registrants’ regulatory rate structure and the Duke Energy Registrants’ contracts with customers may not necessarily allow the Duke Energy Registrants to recover capital costs the Duke Energy Registrants incur to comply with new environmental regulations. Also, the Duke Energy Registrants may not be able to obtain or maintain from time to time all required environmental regulatory approvals for the Duke Energy Registrants’ operating assets or development projects. If there is a delay in obtaining any required environmental regulatory approvals, if the Duke Energy Registrants fail to obtain and comply with them or if environmental laws or regulations change and become more stringent, then the operation of the Duke Energy Registrants’ facilities or the development of new facilities could be prevented, delayed or become subject to additional costs. Although it is not expected that the costs of complying with current environmental regulations will have a material adverse effect on the Duke Energy Registrants’ financial position, results of operations or cash flows, no assurance can be made that the costs of complying with environmental regulations in the future will not have such an effect.

The EPA has proposed new federal regulations governing the management of coal combustion by-products, including fly ash. These regulations may require the Duke Energy Registrants to make additional capital expenditures and increase the Duke Energy Registrants’ operating and maintenance costs.

Additionally, potential other new environmental regulations, limiting the use of coal acquired from mountaintop removal and imposing additional requirements on water discharges associated with mountaintop removal, could require the Duke Energy Registrants to make additional capital expenditures and increase costs of fuel.

In addition, the Duke Energy Registrants are generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of the Duke Energy Registrants’ power generation facilities and natural gas assets which the Duke Energy Registrants have acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with some acquisitions and sales of assets, the Duke Energy Registrants may obtain, or be required to provide, indemnification against some environmental liabilities. If the Duke Energy Registrants incur a material liability, or the other party to a transaction fails to meet its indemnification obligations to the Duke Energy Registrants, the Duke Energy Registrants could suffer material losses.

The Duke Energy Registrants are involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to the Duke Energy Registrants could negatively affect the Duke Energy Registrants’ financial position, results of operations or cash flows.

The Duke Energy Registrants are subject to numerous legal proceedings, including claims for damages for bodily injuries alleged to have arisen prior to 1985 from the exposure to or use of asbestos at electric generation plants of Duke Energy Carolinas. Litigation is subject to many uncertainties and the Duke Energy Registrants cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which the Duke Energy Registrants are involved could require the Duke Energy Registrants to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on the Duke Energy Registrants’ cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require the Duke Energy Registrants to change the Duke Energy Registrants’ business practices and procedures, which could also have a material effect on the Duke Energy Registrants’ cash flows, financial position or results of operations.

The Duke Energy Registrants’ results of operations may be negatively affected by overall market, economic and other conditions that are beyond the Duke Energy Registrants’ control.

Sustained downturns or sluggishness in the economy generally affect the markets in which the Duke Energy Registrants operate and negatively influence the Duke Energy Registrants’ energy operations. Declines in demand for energy as a result of economic downturns in the Duke Energy Registrants’ franchised electric service territories will reduce overall sales and lessen the Duke Energy Registrants’ cash flows, especially as the Duke Energy Registrants’ industrial customers reduce production and, therefore, consumption of electricity and gas. Although the Duke Energy Registrants’ franchised electric and gas business is subject to regulated allowable rates of return and recovery of certain costs, such as fuel under periodic adjustment clauses, overall declines in electricity sold as a result of economic downturn or recession could reduce revenues and cash flows, thus diminishing results of operations. Additionally, prolonged economic downturns that negatively impact the Duke Energy Registrants’ results of operations and cash flows could result in future material impairment charges being recorded to write-down the carrying value of certain assets, including goodwill, to their respective fair values.

PART II

The Duke Energy Registrants also sell electricity into the spot market or other competitive power markets on a contractual basis. With respect to such transactions, the Duke Energy Registrants are not guaranteed any rate of return on the Duke Energy Registrants’ capital investments through mandated rates, and the Duke Energy Registrants’ revenues and results of operations are likely to depend, in large part, upon prevailing market prices in the Duke Energy Registrants’ regional markets and other competitive markets. These market prices may fluctuate substantially over relatively short periods of time and could reduce the Duke Energy Registrants’ revenues and margins and thereby diminish the Duke Energy Registrants’ results of operations.

Factors that could impact sales volumes, generation of electricity and market prices at which Duke Energy is able to sell electricity are as follows:

•

weather conditions, including abnormally mild winter or summer weather that cause lower energy usage for heating or cooling purposes, respectively, and periods of low rainfall that decrease the Duke Energy Registrants’ ability to operate its facilities in an economical manner;

•	supply of and demand for energy commodities;

•	illiquid markets including reductions in trading volumes which result in lower revenues and earnings;

•	transmission or transportation constraints or inefficiencies which impact the Duke Energy Registrants’ non-regulated energy operations;

•

availability of competitively priced alternative energy sources, which are preferred by some customers over electricity produced from coal, nuclear or gas plants, and of energy-efficient equipment which reduces energy demand;

•	natural gas, crude oil and refined products production levels and prices;

•	ability to procure satisfactory levels of inventory, such as coal and uranium;

•

electric generation capacity surpluses which cause the Duke Energy Registrants’ non-regulated energy plants to generate and sell less electricity at lower prices and may cause some plants to become non-economical to operate; and

•	capacity and transmission service into, or out of, the Duke Energy Registrants’ markets.

These factors have led to industry-wide downturns that have resulted in the slowing down or stopping of construction of new power plants and announcements by the Duke Energy Registrants and other energy suppliers and gas pipeline companies of plans to sell non-strategic assets, subject to regulatory constraints, in order to boost liquidity or strengthen balance sheets. Proposed sales by other energy suppliers could increase the supply of the types of assets that the Duke Energy Registrants are attempting to sell. In addition, recent FERC actions addressing power market concerns could negatively impact the marketability of the Duke Energy Registrants’ electric generation assets.

The Duke Energy Registrants’ operating results may fluctuate on a seasonal and quarterly basis.

Electric power generation is generally a seasonal business. In most parts of the United States and other markets in which the Duke Energy Registrants operate, demand for power peaks during the warmer summer months, with market prices typically peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of the Duke Energy Registrants’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

Potential terrorist activities or military or other actions could adversely affect the Duke Energy Registrants’ businesses.

The continued threat of terrorism and the impact of retaliatory military and other action by the United States and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil which may materially adversely affect the Duke Energy Registrants in ways the Duke Energy Registrants cannot predict at this time. In addition, future acts of terrorism and any possible reprisals as a consequence of action by the United States and its allies could be directed against companies operating in the United States or their international affiliates. Infrastructure and generation facilities such as the Duke Energy Registrants’ nuclear plants could be potential targets of terrorist activities. The potential for terrorism has subjected the Duke Energy Registrants’ operations to increased risks and could have a material adverse effect on the Duke Energy Registrants’ businesses. In particular, the Duke Energy Registrants may experience increased capital and operating costs to implement increased security for its plants, including its nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security, additional security personnel or additional capability following a terrorist incident.

The insurance industry has also been disrupted by these potential events. As a result, the availability of insurance covering risks the Duke Energy Registrants and the Duke Energy Registrants’ competitors typically insure against may decrease. In addition, the insurance the Duke Energy Registrants are able to obtain may have higher deductibles, higher premiums, lower coverage limits and more restrictive policy terms.

Additional risks and uncertainties not currently known to the Duke Energy Registrants or that the Duke Energy Registrants currently deems to be immaterial also may materially adversely affect the Duke Energy Registrants’ financial condition, results of operations or cash flows.

Duke Energy Carolinas may incur substantial costs and liabilities due to Duke Energy Carolinas’ ownership and operation of nuclear generating facilities.

Duke Energy Carolinas’ ownership interest in and operation of three nuclear stations subject Duke Energy Carolinas to various risks including, among other things: the potential harmful effects on the environment and human health resulting from the operation of nuclear facilities and the storage, handling and disposal of radioactive materials; limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with nuclear operations; and uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their licensed lives.

Duke Energy Carolinas’ ownership and operation of nuclear generation facilities requires Duke Energy Carolinas to meet licensing and safety-related requirements imposed by the NRC. In the event of non-compliance, the NRC may increase regulatory oversight, impose fines, and/or shut down a unit, depending upon its assessment of the severity of the situation. Revised security and safety requirements promulgated by the NRC, which could be prompted by, among other things, events within or outside of Duke Energy Carolinas’ control, such as a serious nuclear incident at a facility owned by a third-party, could necessitate substantial capital and other expenditures at Duke Energy Carolinas’ nuclear plants, as well as assessments against Duke Energy Carolinas to cover third-party losses. In addition, if a serious nuclear incident were to occur, it could have a material adverse effect on Duke Energy Carolinas’ results of operations and financial condition.

Duke Energy Carolinas’ ownership and operation of nuclear generation facilities also requires Duke Energy Carolinas to maintain funded trusts that are intended to pay for the decommissioning costs of Duke Energy Carolinas’ nuclear power plants. Poor investment performance of these decommissioning trusts’ holdings and other factors impacting decommissioning costs could unfavorably impact Duke Energy Carolinas’ liquidity and results of operations as Duke Energy Carolinas could be required to significantly increase its cash contributions to the decommissioning trusts.

The Duke Energy Registrants’ plans for future expansion and modernization of the Duke Energy Registrants’ generation fleet subject the Duke Energy Registrants’ to risk of failure to adequately execute and manage its significant construction plans, as well as the risk of not recovering all costs or of recovering costs in an untimely manner, which could materially impact the Duke Energy Registrants’ results of operations, cash flows or financial position.

PART II

During the three year period from 2011 to 2013, Duke Energy anticipates cumulative capital expenditures of $12 billion to $14 billion of which $10 billion relates to its regulated USFE&G businesses. The completion of the Duke Energy Registrants’ anticipated capital investment projects in existing and new generation facilities is subject to many construction and development risks, including, but not limited to, risks related to financing, obtaining and complying with terms of permits, meeting construction budgets and schedules, and satisfying operating and environmental performance standards. Moreover, the Duke Energy Registrants’ ability to recover all these costs and recovering costs in a timely manner could materially impact the Duke Energy Registrants’ consolidated financial position, results of operations or cash flows.

The Duke Energy Registrants’ sales may decrease if the Duke Energy Registrants’ are unable to gain adequate, reliable and affordable access to transmission assets.

The Duke Energy Registrants’ depend on transmission and distribution facilities owned and operated by utilities and other energy companies to deliver the electricity the Duke Energy Registrants’ sell to the wholesale market. FERC’s power transmission regulations, as well as those of Duke Energy’s international markets, require wholesale electric transmission services to be offered on an open-access, non-discriminatory basis. If transmission is disrupted, or if transmission capacity is inadequate, the Duke Energy Registrants’ ability to sell and deliver products may be hindered.

The different regional power markets have changing regulatory structures, which could affect the Duke Energy Registrants’ growth and performance in these regions. In addition, the independent system operators who oversee the transmission systems in regional power markets have imposed in the past, and may impose in the future, price limitations and other mechanisms to address volatility in the power markets. These types of price limitations and other mechanisms may adversely impact the profitability of the Duke Energy Registrants’ wholesale power marketing business.

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

Under current Ohio legislation, electric generation is sold in a competitive market in Ohio, and Duke Energy Ohio’s native load customers have the ability to switch to alternative suppliers for their electric generation service. Competitive power suppliers have begun supplying power to Duke Energy Ohio’s current customers in Ohio, and Duke Energy Ohio has experienced an increase in customer switching in the second half of 2009 and into 2010 and 2011. These evolving market conditions may continue to impact Duke Energy Ohio’s results of operations, and also may impact Duke Energy Ohio’s ability to continue to apply regulatory accounting treatment to certain portions of its Commercial Power business segment. To the extent competitive pressures increase, the economics of Duke Energy Ohio’s business may come under long-term pressure. Increased competition could also result in increased pressure to lower prices, including the price of electricity. Retail competition could continue to have a significant adverse financial impact on Duke Energy Ohio due to impairments of assets, a loss of retail customers, lower profit margins or increased costs of capital.

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

Increased competition resulting from deregulation or restructuring efforts in Ohio could continue to have a significant adverse impact on Duke Energy Ohio’s financial position, results of operations or cash flow. Duke Energy Ohio may not be able to respond in a timely or effective manner to the many changes designed to increase competition in the electricity industry. Duke Energy Ohio cannot predict when it will be subject to changes in legislation or regulation, nor can it predict the impact of these changes on its financial position, results of operations or cash flows.

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

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Carolinas and Duke Energy Indiana’s financial position, results of operations or cash flows and Duke Energy Carolinas’ and Duke Energy Indiana’s utility businesses.

Increased competition resulting from deregulation or restructuring efforts, including from the Energy Policy Act of 2005, could have a significant adverse financial impact on Duke Energy Carolinas and Duke Energy Indiana and their utility subsidiaries and consequently on Duke Energy Carolinas and Duke Energy Indiana’s results of operations, financial position, or cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Retail competition and the unbundling of regulated energy and gas service could have a significant adverse financial impact on Duke Energy Carolinas and Duke Energy Indiana and their subsidiaries due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Duke Energy Carolinas and Duke Energy Indiana cannot predict the extent and timing of entry by additional competitors into the electric markets. Duke Energy Carolinas and Duke Energy Indiana cannot predict when they will be subject to changes in legislation or regulation, nor can Duke Energy Carolinas and Duke Energy Indiana predict the impact of these changes on their financial position, results of operations or cash flows.

Duke Energy’s investments and projects located outside of the United States expose Duke Energy to risks related to laws of other countries, taxes, economic conditions, political conditions and policies of foreign governments. These risks may delay or reduce Duke Energy’s realization of value from Duke Energy’s international projects.

Duke Energy currently owns and may acquire and/or dispose of material energy-related investments and projects outside the United States. The economic, regulatory, market and political conditions in some of the countries where Duke Energy has interests or in which Duke Energy may explore development, acquisition or investment opportunities could present risks related to, among others, Duke Energy’s ability to obtain financing on suitable terms, Duke Energy’s customers’ ability to honor their obligations with respect to projects and investments, delays in construction, limitations on Duke Energy’s ability to enforce legal rights, and interruption of business, as well as risks of war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law, regulations, market rules or tax policy.

Duke Energy’s investments and projects located outside of the United States expose Duke Energy to risks related to fluctuations in currency rates. These risks, and Duke Energy’s activities to mitigate such risks, may adversely affect Duke Energy’s cash flows and results of operations.

PART II

Duke Energy’s operations and investments outside the United States expose Duke Energy to risks related to fluctuations in currency rates. As each local currency’s value changes relative to the U.S. dollar—Duke Energy’s principal reporting currency—the value in U.S. dollars of Duke Energy’s assets and liabilities in such locality and the cash flows generated in such locality, expressed in U.S. dollars, also change. Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real.

Duke Energy selectively mitigates some risks associated with foreign currency fluctuations by, among other things, indexing contracts to the U.S. dollar and/or local inflation rates, hedging through debt denominated or issued in the foreign currency and hedging through foreign currency derivatives. These efforts, however, may not be effective and, in some cases, may expose Duke Energy to other risks that could negatively affect Duke Energy’s cash flows and results of operations.

Poor investment performance of the Duke Energy pension plan holdings and other factors impacting pension plan costs could unfavorably impact the Duke Energy Registrants’ liquidity and results of operations.

Duke Energy’s costs of providing non-contributory defined benefit pension plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rates, the level of interest rates used to measure the required minimum funding levels of the plans, future government regulation and Duke Energy’s required or voluntary contributions made to the plans. The Subsidiary Registrants participate in employee benefit plans sponsored by their parent, Duke Energy. The Subsidiary Registrants are allocated their proportionate share of the cost and obligations related to these plans. Without sustained growth in the pension investments over time to increase the value of Duke Energy’s plan assets and depending upon the other factors impacting Duke Energy’s costs as listed above, Duke Energy could be required to fund its plans with significant amounts of cash. Such cash funding obligations, and the Subsidiary Registrants’ proportionate share of such cash funding obligations, could have a material impact on the Duke Energy Registrants’ financial position, results of operations or cash flows.

Duke Energy may be unable to obtain the approvals required to complete its merger with Progress Energy or, in order to do so, the combined company may be required to comply with material restrictions or conditions.

On January 8, 2011, Duke Energy announced the execution of a merger agreement with Progress Energy. Before the merger may be completed, approval by the shareholders of both Duke Energy and by Progress Energy will have to be obtained. In addition, various filings must be made with the FERC and various state utility, regulatory, antitrust and other authorities in the U.S. These governmental authorities may impose conditions on the completion, or require changes to the terms, of the merger, including restrictions or conditions on the business, operations, or financial performance of the combined company following completion of the merger. These conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, which could have a material adverse effect on the financial position, results of operations or cash flows of the combined company and/or cause either Duke Energy or Progress Energy to abandon the merger.

Conditions imposed by governmental authorities, including restrictions or conditions on the business, operations, or financial performance of Duke Energy Carolinas following the merger could have a material adverse effect on the financial position, results of operations or cash flows of Duke Energy Carolinas.

If completed, Duke Energy’s merger with Progress Energy may not achieve its intended results.

Duke Energy and Progress Energy entered into the merger agreement with the expectation that the merger would result in various benefits, including, among other things, cost savings and operating efficiencies relating to the joint dispatch of generation and combining of fuel purchasing power. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether the business of Progress Energy is integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs; decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s financial position, results of operations or cash flows.

Duke Energy will be subject to business uncertainties and contractual restrictions while the merger with Progress Energy is pending that could adversely affect Duke Energy’s financial results.

Uncertainty about the effect of the merger with Progress Energy on employees and customers may have an adverse effect on Duke Energy. Although Duke Energy intends to take steps designed to reduce any adverse effects, these uncertainties may impair Duke Energy’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Duke Energy to seek to change existing business relationships.

Employee retention and recruitment may be particularly challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite Duke Energy’s retention and recruiting efforts, key employees depart or fail to accept employment with Duke Energy because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Duke Energy’s financial results could be affected.

The pursuit of the merger and the preparation for the integration of Progress Energy into Duke Energy may place a significant burden on management and internal resources. The diversion of management attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could affect Duke Energy’s financial position, results of operations or cash flows.

In addition, the merger agreement restricts Duke Energy, without Progress Energy’s consent, from making certain acquisitions and taking other specified actions until the merger occurs or the merger agreement terminates. These restrictions may prevent Duke Energy from pursuing otherwise attractive business opportunities and making other changes to Duke Energy’s business prior to completion of the merger or termination of the merger agreement.

Failure to complete the merger with Progress Energy could negatively impact Duke Energy’s stock price and Duke Energy’s future business and financial results

If Duke Energy’s merger with Progress Energy is not completed, Duke Energy’s ongoing business and financial results may be adversely affected and Duke Energy will be subject to a number of risks, including the following:

•	Duke Energy may be required, under specified circumstances set forth in the Merger Agreement, to pay Progress Energy a termination fee of $675 million;

•	Duke Energy will be required to pay costs relating to the merger, including legal, accounting, financial advisory, filing and printing costs, whether or not the merger is completed; and

•

matters relating to Duke Energy’s merger with Progress Energy (including integration planning) may require substantial commitments of time and resources by our management, which could otherwise have been devoted to other opportunities that may have been beneficial to Duke Energy.

Duke Energy could also be subject to litigation related to any failure to complete our merger with Progress Energy. If the merger is not completed, these risks may materialize and may adversely affect Duke Energy’s financial position, results of operations or cash flows.

Item 1B. Unresolved Staff Comments.

None.

PART II

Item 2. Properties.

U.S. FRANCHISED ELECTRIC AND GAS

As of December 31, 2010, U.S. Franchised Electric and Gas (USFE&G) operated three nuclear generating stations with a combined owned capacity of 5,173 MW (including a 19.25% ownership in the Catawba Nuclear Station), fifteen coal-fired stations with an overall combined owned capacity of 13,454 MW, (including a 69% ownership in the East Bend Steam Station and a 50.05% ownership in Unit 5 of the Gibson Steam Station), thirty-one hydroelectric stations (including two pumped-storage facilities) with a combined owned capacity of 3,201 MW, fifteen CT stations with an overall combined owned capacity of 5,028 MW and one CC station with an owned capacity of 285 MW. In addition, USFE&G operates a solar Distributed Generation program with an approximate 9 MW of capacity. The stations are located in North Carolina, South Carolina, Indiana, Ohio and Kentucky. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Ownership Interest (percentage)
Duke Energy Carolinas:
Oconee	2,538	2,538	Nuclear	SC	100%
Catawba(a)	2,258	435	Nuclear	SC	19.25
Belews Creek	2,220	2,220	Coal	NC	100
McGuire	2,200	2,200	Nuclear	NC	100
Marshall	2,078	2,078	Coal	NC	100
Bad Creek	1,360	1,360	Hydro	SC	100
Lincoln CT	1,267	1,267	Natural gas/Fuel oil	NC	100
Allen	1,127	1,127	Coal	NC	100
Rockingham CT	825	825	Natural gas/Fuel oil	NC	100
Cliffside	760	760	Coal	NC	100
Jocassee	730	730	Hydro	SC	100
Mill Creek CT	596	596	Natural gas/Fuel oil	SC	100
Riverbend	454	454	Coal	NC	100
Lee	370	370	Coal	SC	100
Buck	369	369	Coal	NC	100
Cowans Ford	325	325	Hydro	NC	100
Dan River	276	276	Coal	NC	100
Buzzard Roost CT	176	176	Natural gas/Fuel oil	SC	100
Keowee	152	152	Hydro	SC	100
Lee CT	82	82	Natural gas/Fuel oil	SC	100
Riverbend CT	64	64	Natural gas/Fuel oil	NC	100
Buck CT	62	62	Natural gas/Fuel oil	NC	100
Dan River CT	48	48	Natural gas/Fuel oil	NC	100
Renewables	9	9	Solar	NC	100
Other small hydro (26 plants)	589	589	Hydro	NC/SC	100

Total Duke Energy Carolinas	20,935	19,112

Duke Energy Ohio:
East Bend(b)	600	414	Coal	KY	69
Woodsdale CT	462	462	Natural gas/Propane	OH	100
Miami Fort (Unit 6)	163	163	Coal	OH	100

Total Duke Energy Ohio	1,225	1,039

Duke Energy Indiana:
Gibson(c)	3,132	2,822	Coal	IN	90
Cayuga(d)	1,005	1,005	Coal/Fuel oil	IN	100
Wabash River(e)	676	676	Coal/Fuel oil	IN	100
Madison CT	576	576	Natural gas	OH	100
Gallagher	560	560	Coal	IN	100
Wheatland CT	460	460	Natural gas	IN	100
Noblesville CC	285	285	Natural gas	IN	100
Edwardsport	160	160	Coal/Fuel oil	IN	100
Henry County CT	129	129	Natural gas	IN	100
Cayuga CT	99	99	Natural gas/Fuel oil	IN	100
Miami Wabash CT(f)	96	96	Fuel oil	IN	100
Connersville CT	86	86	Fuel oil	IN	100
Markland	45	45	Hydro	IN	100

Total Duke Energy Indiana	7,309	6,999

Total USFE&G	29,469	27,150

(a)	This generation facility is jointly owned by Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency.
(b)	This generation facility is jointly owned by Duke Energy Kentucky and a subsidiary of Dayton Power and Light, Inc.
(c)	Duke Energy Indiana owns and operates Gibson Station Units 1-4 and owns 50.05% of Unit 5, but is the operator. Unit 5 is jointly owned by Duke Energy Indiana, Wabash Valley Power Association, Inc. and Indiana Municipal Power Agency.
(d)	Includes Cayuga Internal Combustion (IC).
(e)	Includes Wabash River IC; includes Wabash River Units 2, 3 and 5 which are not currently in operation. Although the May 2009 court order to shutdown these units was reversed in October 2010, and a court notice was filed on January 6, 2011, which allows the units to be restarted. See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies” for further discussion.

PART II

(f)	Includes Miami Wabash CT Unit 4 which is currently inoperable but in the process of being retired pending approval from the Midwest ISO.

In addition, as of December 31, 2010, USFE&G owned 20,900 conductor miles of electric transmission lines, including 600 miles of 525 kilovolts (KV), 1,700 miles of 345 KV, 3,300 miles of 230 KV, 8,900 miles of 100 to 161 KV, and 6,400 miles of 13 to 69 KV. USFE&G also owned approximately 152,200 conductor miles of electric distribution lines, including 103,300 miles of overhead lines and 48,900 miles of underground lines, as of December 31, 2010 and 7,200 miles of gas mains and 6,000 miles of service lines. As of December 31, 2010, the electric transmission and distribution systems had 2,300 substations. USFE&G also owns two underground caverns with a total storage capacity of approximately 16 million gallons of liquid propane. In addition, USFE&G has access to 5.5 million gallons of liquid propane storage and product loan through a commercial services agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

As of December 31, 2010, Duke Energy Carolinas owned 13,000 conductor miles of electric transmission lines, including 600 miles of 525 KV, 2,600 miles of 230 KV, 6,700 miles of 100 to 161 KV, and 3,100 miles of 13 to 69 KV. Duke Energy Carolinas also owned approximately 101,700 conductor miles of electric distribution lines, including 66,300 miles of overhead lines and 35,400 miles of underground lines, as of December 31, 2010. As of December 31, 2010, the electric transmission and distribution systems had 1,500 substations.

As of December 31, 2010, Duke Energy Ohio owned 2,500 conductor miles of electric transmission lines, including 1,000 miles of 345 KV, 700 miles of 100 to 161 KF, and 800 miles of 13 to 69 KV. Duke Energy Ohio also owned approximately 19,500 conductor miles of electric distribution lines, including 14,000 miles of overhead lines and 5,500 miles of underground lines, as of December 31, 2010 and approximately 7,200 miles of gas mains and services lines. As of December 31, 2010, the electric transmission and distribution systems had approximately 300 substations. In addition, Duke Energy Ohio has access to 5.5 million gallons of liquid propane storage and product loaned through a commercial services agreement with a third party. This liquid propane is used in the three propane/air peak shaving plants located in Ohio and Kentucky. Propane/air peak shaving plants vaporize the propane and mix with natural gas to supplement the natural gas supply during peak demand periods and emergencies.

As of December 31, 2010, Duke Energy Indiana owned 5,400 conductor miles of electric transmission lines, including 700 miles of 345 KV, 700 miles of 230 KV, 1,500 miles of 100 to 161 KV, and 2,500 miles of 13 to 69 KV. Duke Energy Indiana also owned approximately 31,000 conductor miles of electric distribution lines, including 23,000 miles of overhead lines and 8,000 miles of underground lines as of December 31, 2010. As of December 31, 2010, the electric transmission and distribution systems had 500 substations.

Substantially all of U.S. Franchised Electric and Gas’ electric plant in service is mortgaged under the indenture relating to Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.

For a map showing USFE&G’s properties, see “Business—U.S. Franchised Electric and Gas” earlier in this section.

COMMERCIAL POWER

The following table provides information about Commercial Power’s generation portfolio as of December 31, 2010. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Plant Type	Primary Fuel	Location	Approximate Ownership Interest (percentage)
Duke Energy Ohio:
J.M. Stuart(a)(b)	2,340	912	Steam	Coal	OH	39%
W.M. Zimmer(a)	1,300	605	Steam	Coal	OH	46.5
W.C. Beckjord(a)	1,124	862	Steam	Coal	OH	76.7
Miami Fort (Units 7 and 8)(a)	1,000	640	Steam	Coal	OH	64
Conesville(a)(b)	780	312	Steam	Coal	OH	40
Killen(a)(b)	600	198	Steam	Coal	OH	33
Beckjord CT	212	212	Simple Cycle	Fuel oil	OH	100
Dick’s Creek	152	152	Simple Cycle	Natural gas	OH	100
Miami Fort CT	60	60	Simple Cycle	Fuel oil	OH	100

Total Regulated(c)	7,568	3,953

Hanging Rock	1,240	1,240	Combined Cycle	Natural gas	OH	100
Lee	640	640	Simple Cycle	Natural gas	IL	100
Vermillion(d)	640	480	Simple Cycle	Natural gas	IN	75
Fayette	620	620	Combined Cycle	Natural gas	PA	100
Washington	620	620	Combined Cycle	Natural gas	OH	100

Total Unregulated	3,760	3,600

Total Duke Energy Ohio	11,328	7,553

Duke Energy:
Top of the World	200	200		Wind	WY	100
Notrees	153	153		Wind	TX	100
Campbell Hill	99	99		Wind	WY	100
North Allegheny	70	70		Wind	PA	100
Ocotillo	59	59		Wind	TX	100
Kit Carson	51	51		Wind	CO	100
Silver Sage	42	42		Wind	WY	100
Happy Jack	29	29		Wind	WY	100
TX Solar	14	14		Solar	TX	100
Other small solar	2	2		Solar	NC	100

Total Duke Energy	719	719

Total Commercial Power	12,047	8,272

(a)	These generation facilities are jointly owned by Duke Energy Ohio and subsidiaries of American Electric Power, Inc. and/or Dayton Power and Light, Inc.

PART II

(b)	Station is not operated by Duke Energy Ohio.
(c)	These generation facilities are dedicated under the ESP.
(d)	This generation facility is jointly owned by Duke Energy Ohio and Wabash Valley Power Association, Inc.

In addition to the above facilities, Commercial Power owns an equity interest in the 585 MW capacity Sweetwater wind projects located in Texas. Commercial Power’s share in these projects is 283 MW.

For a map showing Commercial Power’s properties, see “Business—Commercial Power” earlier in this section.

INTERNATIONAL ENERGY

The following table provides information about International Energy’s generation portfolio in continuing operations as of December 31, 2010.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Approximate Ownership Interest (percentage)
Paranapanema(a)	2,307	2,113	Hydro	Brazil	95%
Egenor	650	650	Hydro/Diesel	Peru	100
Cerros Colorados	576	524	Hydro/Natural Gas	Argentina	91
DEI El Salvador	328	296	Fuel Oil/Diesel	El Salvador	90
DEI Guatemala	283	283	Fuel Oil/Diesel	Guatemala	100
Electroquil	192	162	Diesel	Ecuador	85
Aguaytia	175	175	Natural Gas	Peru	100

Total	4,511	4,203

(a)	Includes Canoas I and II, which is jointly owned by Duke Energy and Companhia Brasileira de Aluminio.

International Energy also owns a 25% equity interest in NMC. In 2010, NMC produced approximately 900 thousand metric tons of methanol and in excess of 1 million metric tons of MTBE. Approximately 40% of methanol is normally used in the MTBE production. For additional information and a map showing International Energy’s properties, see “Business—International Energy” earlier in this section.

OTHER

Duke Energy owns approximately 4.8 million square feet of corporate, regional and district office space spread throughout its service territories in the Carolinas and the Midwest. Additionally, Duke Energy leases approximately 1.6 million square feet of office space throughout the Carolinas, Midwest and in Houston, Texas. In February 2009, Duke Energy entered into a lease for approximately 500,000 square feet of office space in Charlotte, North Carolina that will become its new corporate headquarters.

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

Brazilian Regulatory Citations. In September 2007, the State Environmental Agency of Parana (IAP) assessed seven fines against Duke Energy International Geracao Paranapenema S.A. (DEIGP), totaling $15 million for failure to comply with reforestation measures allegedly required by state regulations in Brazil. On January 14, 2011, DEIGP received a notice that one of the fines was subsequently increased, on grounds that DEIGP is allegedly a repeat offender, which made the total current amount of all IAP assessments $29 million. DEIGP filed an administrative appeal. Between June and August 2009, three of these fines, in the total amount of $2.4 million, were judged to be valid in the administrative courts. DEIGP challenged those administrative court rulings, in the Brazilian state court, by filing three judicial actions for annulment and also requested that its payment obligations be enjoined pending resolution on the merits. In one of the three cases, the court granted DEIGP’s request for injunction. In the second case, a decision on DEIGP’s request for injunction is pending. In the third case, DEIGP’s request for injunction was denied; however, DEIGP filed a petition for permission to deposit the total amount of the fine in the court registry and to suspend entry of the debt in the state tax liability roster. DEIGP’s petition was granted and DEIGP made a deposit of $1.4 million, in the court registry on September 29, 2010.

Additionally, DEIGP was assessed three environmental fines by the Brazilian federal environmental enforcement agency, Brazil Institute of Environment and Renewable Natural Resources (IBAMA), totaling $270,000 for improper maintenance of existing reforested areas. DEIGP believes that it has properly maintained all reforested areas and has challenged these assessments.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Duke Energy’s common stock is listed for trading on the New York Stock Exchange (NYSE) (ticker symbol DUK). As of February 18, 2011, there were approximately 156,368 common stockholders of record.

Common Stock Data by Quarter

	2010			2009
		Stock Price Range(a)			Stock Price Range(a)
	Dividends Per Share	High	Low	Dividends Per Share	High	Low
First Quarter	$0.24	$17.29	$16.02	$0.23	$15.96	$11.72
Second Quarter(b)	0.485	17.14	15.47	0.47	14.83	13.31
Third Quarter	—	18.08	15.87	—	16.02	14.10
Fourth Quarter(b)	0.245	18.60	17.19	0.24	17.94	15.33

(a)	Stock prices represent the intra-day high and low stock price.
(b)	Dividends paid in September 2010 and December 2010 increased from $0.24 per share to $0.245 per share and dividends paid in September 2009 and December 2009 increased from $0.23 per share to $0.24 per share.

Duke Energy expects to continue its policy of paying regular cash dividends; however, there is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, and financial condition, and are subject to declaration by the Board of Directors.

Duke Energy’s operating subsidiaries have certain restrictions on their ability to transfer funds in the form of dividends or loans to Duke Energy. See “Liquidity and Capital Resources” within “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further information regarding these restrictions and their impacts on Duke Energy’s liquidity.

Securities Authorized for Issuance Under Equity Compensation Plans

Duke Energy will provide information that is responsive to this Item 5 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 5 by reference.

Issuer Purchases of Equity Securities for Fourth Quarter of 2010

There were no repurchases of equity securities during the fourth quarter of 2010.

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in Duke Energy Corporation common stock, as compared with the Standard & Poor’s (S&P) 500 Stock Index and the Philadelphia Utility Index for the five-year period 2005 through 2010.

This performance chart assumes $100 invested on December 31, 2005 in Duke Energy common stock, in the S&P 500 Stock Index and in the Philadelphia Utility Index and that all dividends are reinvested.

PART II

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2010. In May 2010, Duke Energy’s Chief Executive Officer, as required by Section 303A.12(a) of the NYSE Listed Company Manual, certified to the NYSE that he was not aware of any violation by Duke Energy of the NYSE’s corporate governance listing standards.

PART II

Item 6. Selected Financial Data.(a)

	2010	2009	2008	2007	2006
	(in millions, except per-share amounts)
Statement of Operations
Total operating revenues	$14,272	$12,731	$13,207	$12,720	$10,607
Total operating expenses	11,964	10,518	10,765	10,222	9,210
Gains on sales of investments in commercial and multi-family real estate	—	—	—	—	201
Gains (losses) on sales of other assets and other, net	153	36	69	(5)	223

Operating income	2,461	2,249	2,511	2,493	1,821
Total other income and expenses	589	333	121	428	354
Interest expense	840	751	741	685	632

Income from continuing operations before income taxes	2,210	1,831	1,891	2,236	1,543
Income tax expense from continuing operations	890	758	616	712	450

Income from continuing operations	1,320	1,073	1,275	1,524	1,093
Income (loss) from discontinued operations, net of tax	3	12	16	(22)	783

Income before Extraordinary Items	1,323	1,085	1,291	1,502	1,876
Extraordinary items, net of tax	—	—	67	—	—

Net income	1,323	1,085	1,358	1,502	1,876
Net income (loss) attributable to noncontrolling interests	3	10	(4)	2	13

Net income attributable to Duke Energy Corporation	$1,320	$1,075	$1,362	$1,500	$1,863

Ratio of Earnings to Fixed Charges	3.0	3.0	3.4	3.7	2.6
Common Stock Data
Shares of common stock outstanding
Year-end	1,329	1,309	1,272	1,262	1,257
Weighted average—basic	1,318	1,293	1,265	1,260	1,170
Weighted average—diluted	1,319	1,294	1,267	1,265	1,188
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$1.00	$0.82	$1.01	$1.21	$0.92
Diluted	1.00	0.82	1.01	1.20	0.91
Income (loss) from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$0.01	$0.02	$(0.02)	$0.67
Diluted	—	0.01	0.01	(0.02)	0.66
Earnings per share (before extraordinary items)
Basic	$1.00	$0.83	$1.03	$1.19	$1.59
Diluted	1.00	0.83	1.02	1.18	1.57
Earnings per share (from extraordinary items)
Basic	$—	$—	$0.05	$—	$—
Diluted	—	—	0.05	—	—
Net income attributable to Duke Energy Corporation common shareholders
Basic	$1.00	$0.83	$1.08	$1.19	$1.59
Diluted	1.00	0.83	1.07	1.18	1.57
Dividends per share(b)	0.97	0.94	0.90	0.86	1.26
Balance Sheet
Total assets	$59,090	$57,040	$53,077	$49,686	$68,700
Long-term debt including capital leases and VIEs, less current maturities	$17,935	$16,113	$13,250	$9,498	$18,118

(a)	Significant transactions reflected in the results above include: 2010 and 2009 impairments of goodwill and other assets (see Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments”), 2007 spin-off of the natural gas businesses, 2006 merger with Cinergy, 2006 Crescent joint venture transaction and subsequent deconsolidation effective September 7, 2006.
(b)	2007 decrease due to the spin-off of the natural gas businesses to shareholders on January 2, 2007 as dividends subsequent to the spin-off were split proportionately between Duke Energy and Spectra Energy, Corp. (Spectra Energy) such that the sum of the dividends of the two stand-alone companies approximated the former total dividend of Duke Energy prior to the spin-off.

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

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2010, 2009 and 2008.

EXECUTIVE OVERVIEW

Proposed Merger with Progress Energy, Inc. On January 8, 2011, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) by and among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly-owned subsidiary (Merger Sub) and Progress Energy, Inc. (Progress Energy), a North Carolina corporation. The consummation of the merger provided for in the Merger Agreement, if completed is expected to result in, among other things, Duke Energy becoming the largest U.S. electric utility in terms of enterprise value, market capitalization, electric customers, generation capacity and total assets with:

•	approximately 57,000 MWs of generating capacity from a diversified mix of regional coal, nuclear, natural gas, oil and renewable power,

•	more than seven million retail customers in Florida, Indiana, Kentucky, North Carolina, Ohio and South Carolina, and

•	a service territory of approximately 104,000 square miles.

Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Progress Energy with Progress Energy continuing as the surviving corporation and a wholly-owned subsidiary of Duke Energy. Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be cancelled and converted into the right to receive 2.6125 shares of Duke Energy common stock, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement (and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be cancelled without any consideration therefor). Each outstanding option to acquire, and each outstanding equity award relating to one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy common stock, as applicable, subject to the appropriate adjustment for the reverse stock split. Completion of the merger is conditioned upon, among other things, approval by the shareholders of both companies as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval to the extent required by the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the Florida Public Service Commission (FPSC), the Indiana Utility Regulatory Commission (IURC), the Kentucky Public Service Commission (KPSC), the Public Utilities Commission of Ohio (PUCO) and the Nuclear Regulatory Commission (NRC). Duke Energy is targeting completion of the merger by the end of 2011, but cannot assure completion by any particular date. The Merger Agreement contains certain termination rights for both Duke Energy and Progress Energy, and further provides for the payment of fees and expenses upon termination under specified circumstances. Further information concerning the proposed merger will be included in a joint proxy statement/prospectus contained in the registration statement on Form S-4 to be filed by Duke Energy with the Securities and Exchange Commission (SEC) in connection with the merger.

Prior to the merger, Duke Energy and Progress Energy will continue to operate as separate companies. Accordingly, except for specific references to the pending merger, the descriptions of strategy and outlook and the risks and challenges Duke Energy faces, and the discussion and analysis of results of operations and financial condition set forth below relate solely to Duke Energy. Details regarding the pending merger are discussed in Note 3 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets.”

2010 Financial Results. Net income attributable to Duke Energy was $1,320 million for the year-ended December 31, 2010, as compared to $1,075 million for the year ended December 31, 2009. Diluted earnings per share increased from $0.83 per share for the year ended December 31, 2009 to $1.00 for the year ended December 31, 2010, primarily due to the increase in net income for the year ended December 31, 2010 as compared to the same period in 2009, as described further below. Net income for both of the years ended December 31, 2010 and 2009 was impacted by goodwill and other impairment charges of $660 million and $413 million, respectively, primarily related to the non-regulated generation operations in the Midwest. Income from continuing operation was $1,320 million for the year ended December 31, 2010 as compared to $1,073 million for the same period in 2009. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) increased to $3,223 million in 2010 from $2,713 million in 2009.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

2010 Areas of Focus and Accomplishments. In 2010, management was focused on controlling operations and maintenance expenses, maintaining operational excellence, continued modernization of infrastructure, competing effectively in Ohio and investing in renewable energy.

Controlling Operations and Maintenance Expenses. In order to address the impact of the weakened economy on sales volumes leading into 2010 management was focused on controlling costs with the goal that operations and maintenance expenses, net of deferrals and cost recovery riders, would be flat compared to 2009, due largely to sustainable reductions achieved during 2009, as well as certain 2010 initiatives such as a voluntary severance program and office consolidation. Record temperatures and related high load demands during the year resulted in increased expenses in order to maintain Duke Energy’s generation fleet and transmission and distribution systems. Due to the impact of these pressures, operations and maintenance expenses, net of deferrals and cost recovery riders, were slightly higher than 2009.

Maintaining Operational Excellence. Duke Energy assesses operational excellence using a number of quantitative measures including but not limited to capacity factor, commercial availability, equivalent availability, system average interruption frequency index and system

PART II

average interruption duration index depending on the component of the business being evaluated. During 2010 Duke Energy businesses met or exceeded most quantitative measures of operational excellence. Duke Energy’s nuclear fleet demonstrated a record capacity factor at approximately 95.9%. In addition Commercial Power’s non-regulated coal and gas generation assets delivered record generation volumes.

Continued Modernization of Infrastructure. Duke Energy’s strategy for meeting customer demand, while building a sustainable business that allows its customers and its shareholders to prosper in a carbon-constrained environment, includes significant commitments to renewable energy, customer energy efficiency, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants, and retirement of older less efficient coal-fired power plants. Due to the likelihood of upcoming environmental regulations, including carbon legislation, air pollutant regulation by the U.S. Environmental Protection Agency (EPA) and coal regulation, Duke Energy has been focused on modernizing its generation fleet in preparation for a low carbon future. Duke Energy plans to invest approximately $7 billion in four key generation fleet modernization projects with approximately 2,700 MWs of capacity within it U.S. Franchised Electric and Gas segment. During 2010, Duke Energy continued the construction of Cliffside Unit 6 in North Carolina and the Edwardsport IGCC plant in Indiana and both of these projects are approximately 80% at December 31, 2010. Both are scheduled to be placed in service during 2012. Once in service, Duke Energy will begin retiring older, less efficient coal and gas-fired units. Additionally, Duke Energy has continued construction on its 620 MW combined cycle natural gas-fired generating facilities at its existing Buck and Dan River Steam Stations. The Buck facility is approximately 74% complete and is scheduled to be placed in service in 2011. The Dan River facility is in the early stages of construction and is scheduled to be placed in service in 2012. Duke Energy invested $1.8 billion in the above generation fleet modernization projects in 2010 and $4.6 billion since the inception of these projects.

Competing Effectively in Ohio. While Commercial Power’s operations continue to be impacted by the competitive markets in Ohio, Duke Energy has been successful in preserving margin for its shareholders through Duke Energy Retail Sales, LLC (Duke Energy Retail). Retail customer switching levels increased to approximately 65% at December 31, 2010 from approximately 40% at December 31, 2009. However, through Duke Energy Retail, Commercial Power acquired approximately 60% of the switched load by offering customers a choice between discounts to the Electric Security Plan (ESP) price or fixed price per kWh arrangements. When factoring in the Duke Energy Retail activity, Commercial Power’s net customer switching was approximately 26% at December 31, 2010 compared to 15% at December 31, 2009, although those customers acquired by Duke Energy Retail were at lower margins than customers served under the ESP. Additionally, Duke Energy Retail has been successful in acquiring new customers outside Commercial Power’s ESP load territory.

On November 15, 2010, Duke Energy Ohio filed for approval of its next Standard Service Offer (SSO) to replace the existing ESP that expires on December 31, 2011. The filing seeks approval of a Market Rate Offer (MRO) through which generation supply is ultimately procured through a competitive solicitation format.

Investing in Renewable Energy. During 2010 Commercial Power added 267 net MW of renewable energy generation capacity, including Duke Energy’s first operating solar projects, bringing its total operating renewable energy generation capacity to 1,002 net MW. Commercial Power invested $290 million, net of grants, in its renewable energy construction program in 2010.

Non-Core Businesses. In December 2010, Duke Energy completed the formation of a joint venture for DukeNet Communications, LLC (DukeNet) with investment funds managed by Alinda Capital Partners LLC (Alinda) and the closing of a $150 million senior secured credit for DukeNet. Alinda acquired a 50% interest in DukeNet in exchange for $137 million of cash. The new five-year credit facility will provide DukeNet with capital for continued expansion of its telecommunications network, future acquisitions and general corporate purposes. Duke Energy recorded a pre-tax gain of $139 million related to the disposition of Duke Energy’s 50% interest in DukeNet, as well as the re-measurement to fair value of Duke Energy’s retained non-controlling interest.

In December 2010, Duke Energy completed the sale of its 30% equity investment in Q-Comm Corporation (Q-Comm) to Windstream Corp. (Windstream). The sale resulted in $165 million in net proceeds, including $83 million of Windstream common shares and a $109 million pre-tax gain.

Duke Energy Objectives – 2011 and beyond. Duke Energy will focus on obtaining approval of the merger with Progress Energy, continued modernization of infrastructure, executing on rate case filings, cost control efforts and achieving a constructive outcome to the SSO filing in Ohio.

Obtaining Approval of the Merger with Progress Energy. Completion of the merger is conditioned upon, among other things, shareholder approval of both companies as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval to the extent required by the FERC, FCC, NCUC, PSCSC, FPSC, PUCO, IURC, KPSC and the NRC. Duke Energy plans to file a registration statement on Form S-4 during the first quarter of 2011 and expects shareholder meetings for both Duke Energy and Progress Energy to be held in the second or third quarter of 2011. Duke Energy will file merger applications with the NCUC, and KPSC during the first quarter of 2011. FERC and NRC filings will be made during the first quarter of 2011. Duke Energy will file for approval of combined operational control of generation facilities with the PSCSC in the third quarter of 2011. Other required filings are expected to be made during the second quarter of 2011. Duke Energy anticipates all necessary approvals will be obtained by the end of 2011, however no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

Planned and Potential Rate Cases. The majority of future earnings are anticipated to be contributed from U.S. Franchised Electric and Gas (USFE&G), which consists of Duke Energy’s regulated businesses that currently own a capacity of approximately 27,000 MW of generation. The regulated generation portfolio consists of a mix of coal, nuclear, natural gas and hydroelectric generation, with the substantial majority of all of the sales of electricity coming from coal and nuclear generation facilities. The rate case outcomes reached in the various jurisdictions in 2009 will continue to have a positive impact on USFE&G’s earnings.

Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2011 and 2012. Duke Energy Indiana plans to file a rate case in 2012. Duke Energy Ohio is evaluating the need for electric distribution and gas rate cases in 2011 or 2012. Duke Energy Kentucky is evaluating the need for an electric rate case in 2011. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs. Planning for and obtaining favorable outcomes from these regulatory proceedings are a key factor in achieving Duke Energy’s long-term growth assumptions.

Continued Modernization of Infrastructure. Duke Energy anticipates total capital expenditures of $4.5 billion to $5 billion in 2011. The majority of this amount is expected to be spent on committed projects, including base load power plants to meet long-term growth in customer demand and to modernize the generation fleet, ongoing environmental projects, and nuclear fuel. Approximately $2 billion to $2.3 billion of these expenditures are principally related to Duke Energy’s ongoing generation fleet modernization projects. Duke Energy is committed to adding base load capacity at a reasonable price while modernizing the current generation facilities by replacing older, less efficient plants with cleaner, more efficient plants. Duke Energy will continue to focus on managing costs related to the Edwardsport IGCC and will work for a constructive outcome related to the cost increase proceedings. In addition to its ongoing Edwardsport IGCC plant, Cliffside Unit 6 and Buck and Dan River gas-fired generation projects, Duke Energy is evaluating the potential construction of the William States Lee III nuclear power plant in Cherokee County, South Carolina. As these major generation fleet modernization projects are completed in 2011 and 2012 the level of capital spending related to system growth will begin to decline. This will provide Duke Energy with the ability to direct capital to environmental projects where it estimates that it could spend as much as $5 billion over the next ten years.

As the majority of Duke Energy’s anticipated future capital expenditures are related to its regulated operations, a risk to Duke Energy is the ability to recover costs related to such expansion in a timely manner. Energy legislation passed in North Carolina and South Carolina in

PART II

2007 provides, among other things, mechanisms for Duke Energy to recover financing costs for new nuclear or coal base load generation during the construction phase. Duke Energy has received approval for nearly $260 million of future federal tax credits related to costs to be incurred for the modernization of Cliffside Unit 6, as well as the IGCC plant in Indiana. In addition, Duke Energy has received general assurances from the NCUC that the North Carolina allocable portion of development costs associated with the William States Lee III nuclear station will be recoverable through a future rate case proceeding as long as the costs are deemed prudent and reasonable. Through several separate orders, the NCUC and PSCSC have deemed Duke Energy’s decision to incur project development and pre-construction costs for the project as reasonable and prudent through December 31, 2009 and up to an aggregate maximum amount of $230 million. On November 15, 2010 and January 7, 2011, Duke Energy filed amended project development applications with the NCUC and PSCSC, respectively. These applications request approval of Duke Energy’s decision to continue to incur project development and pre-construction costs for the project through December 31, 2013 and up to $459 million. Duke Energy does not anticipate beginning construction of the proposed nuclear power plant without adequate assurance of cost recovery from the state legislators or regulators. Duke Energy is seeking joint venture partners for the William States Lee III Nuclear Station by issuing options to purchase an ownership interest in the plant.

In summary, Duke Energy is coordinating its future capital expenditure requirements with regulatory initiatives in order to ensure adequate and timely cost recovery while continuing to provide low cost energy to its customers.

Cost Control Efforts. Since the beginning of the economic downturn in 2007, Duke Energy was successful in holding operations and maintenance expenses, net of deferrals and cost recovery riders, flat through 2009. However, the record temperatures and related high load demands experienced during 2010 resulted in an increase in Duke Energy’s operations and maintenance expenses, net of deferrals and cost recovery riders, in 2010. Duke Energy expects continued costs pressures in 2011 due to additional maintenance expenses related to new assets, additional planned outages at nuclear stations, employee benefit costs and inflation. As a result of these pressures, Duke Energy expects operations and maintenance expenses, net of deferrals and cost recovery riders, to increase in 2011. Duke Energy expects the increase to be modest from the beginning of the economic downturn in 2007.

Ohio SSO filing. The current regulatory environment in Ohio makes it difficult for Duke Energy to reduce risk and earn consistent, reasonable returns on its primarily coal-fired generation portfolio in Ohio. Duke Energy believes its MRO filing best positions its primarily coal-fired generation portfolio in Ohio for the long-term under the current regulatory construct. Duke Energy’s proposed MRO provides the flexibility to deliver competitive and fair rates to customers, provides mechanisms to earn more adequate returns on investments in Ohio, and better balances risks and rewards to encourage future investments in Ohio. On February 23, 2011, the PUCO stated that Duke Energy Ohio did not file an application for a five-year MRO as required under Ohio statute. As a result, the PUCO ordered that the case cannot proceed as filed. Duke Energy Ohio is evaluating its options and plans to file a revised SSO in early second quarter of 2011. In conjunction with the initial MRO filing, Duke Energy plans to file a request to transfer the primarily coal-fired generation portfolio to an affiliate of Duke Energy Ohio in order to provide more flexibility around those assets in the future.

Economic Factors for Duke Energy’s Business. Duke Energy’s business model provides diversification between stable regulated businesses like USFE&G, and the traditionally higher-growth businesses like the unregulated portion of Commercial Power’s operations and International Energy. Duke Energy’s businesses can be negatively affected by sustained downturns or sluggishness in the economy, including low market prices of commodities, all of which are beyond Duke Energy’s control, and could impair Duke Energy’s ability to meet its goals for 2011 and beyond.

Declines in demand for electricity as a result of economic downturns reduce overall electricity sales and have the potential to lessen Duke Energy’s cash flows, especially as industrial customers reduce production and, thus, consumption of electricity. A weakening economy could also impact Duke Energy’s customer’s ability to pay, causing increased delinquencies, slowing collections and lead to higher than normal levels of accounts receivables, bad debts and financing requirements. A portion of USFE&G business risk is mitigated by its regulated allowable rates of return and recovery of fuel costs under fuel adjustment clauses. The current ESP in Ohio, which expires in December 2011, also helps mitigate a portion of the risk associated with certain portions of Commercial Power’s generation operations by providing mechanisms for recovery of certain costs associated with, among other things, fuel and purchased power for ESP load customers.

If negative market conditions should persist over time and estimated cash flows over the lives of Duke Energy’s individual assets, including goodwill, do not exceed the carrying value of those individual assets, asset impairments may occur in the future under existing accounting rules and diminish results of operations. A change in management’s intent about the use of individual assets (held for use versus held for sale) could also result in impairments or losses.

Duke Energy’s 2011 goals can also be substantially at risk due to the regulation of its businesses. Duke Energy’s businesses in the U.S. are subject to regulation on the federal and state level. Regulations, applicable to the electric power industry, have a significant impact on the nature of the businesses and the manner in which they operate. As noted above, Duke Energy plans to file various rate cases during 2011 and 2012. In addition, Duke Energy Indiana file a motion with the IURC proposing an updated procedural schedule to address various pending matters related to the Edwardsport IGCC. The outcome of any one or combination of these proceedings could have a significant impact on Duke Energy’s earnings. New legislation and changes to regulations are ongoing, including anticipated carbon legislation, and Duke Energy cannot predict the future course of changes in the regulatory or political environment or the ultimate effect that any such future changes will have on its business.

Duke Energy’s earnings are impacted by fluctuations in commodity prices. Exposure to commodity prices generates higher earnings volatility in the unregulated businesses. To mitigate these risks, Duke Energy enters into derivative instruments to effectively hedge some, but not all, known exposures.

Additionally, Duke Energy’s investments and projects located outside of the United States expose Duke Energy to risks related to laws of other countries, taxes, economic conditions, fluctuations in currency rates, political conditions and policies of foreign governments. Changes in these factors are difficult to predict and may impact Duke Energy’s future results.

Duke Energy also relies on access to both short-term money markets and longer-term capital markets as a source of liquidity for capital requirements not met by cash flow from operations. An inability to access capital at competitive rates or at all could adversely affect Duke Energy’s ability to implement its strategy. Market disruptions or a downgrade of Duke Energy’s credit rating may increase its cost of borrowing or adversely affect its ability to access one or more sources of liquidity. For further information related to management’s assessment of Duke Energy’s risk factors, see Item 1A. “Risk Factors.”

PART II

RESULTS OF OPERATIONS

	Years ended December 31,
	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
	(in millions)
Operating revenues	$14,272	$12,731	$1,541	$13,207	$(476)
Operating expenses	11,964	10,518	1,446	10,765	(247)
Gains on sales of other assets and other, net	153	36	117	69	(33)

Operating income	2,461	2,249	212	2,511	(262)
Other income and expenses, net	589	333	256	121	212
Interest expense	840	751	89	741	10

Income from continuing operations before income taxes	2,210	1,831	379	1,891	(60)
Income tax expense from continuing operations	890	758	132	616	142

Income from continuing operations	1,320	1,073	247	1,275	(202)
Income from discontinued operations, net of tax	3	12	(9)	16	(4)

Income before extraordinary items	1,323	1,085	238	1,291	(206)
Extraordinary items, net of tax	—	—	—	67	(67)

Net income	1,323	1,085	238	1,358	(273)
Less: Net (loss) income attributable to noncontrolling interests	3	10	(7)	(4)	14

Net income attributable to Duke Energy Corporation	$1,320	$1,075	$245	$1,362	$(287)

Consolidated Operating Revenues

Year Ended December 31, 2010 as Compared to December 31, 2009. Consolidated operating revenues for 2010 increased $1,541 million compared to 2009. This change was primarily driven by the following:

•	A $1,164 million increase at USFE&G. See Operating Revenue discussion within “Segment Results” for USFE&G below for further information;

•	A $334 million increase at Commercial Power. See Operating Revenue discussion within “Segment Results” for Commercial Power below for further information; and

•	A $46 million increase at International Energy. See Operating Revenue discussion within “Segment Results” for International Energy below for further information.

Year Ended December 31, 2009 as Compared to December 31, 2008. Consolidated operating revenues for 2009 decreased $476 million compared to 2008. This change was primarily driven by the following:

•	A $726 million decrease at USFE&G. See Operating Revenue discussion within “Segment Results” for USFE&G below for further information; and

•	A $27 million decrease at International Energy. See Operating Revenue discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	A $288 million increase at Commercial Power. See Operating Revenue discussion within “Segment Results” for Commercial Power below for further information.

Consolidated Operating Expenses

Year Ended December 31, 2010 as Compared to December 31, 2009. Consolidated operating expenses for 2010 increased $1,446 million compared to 2009. This change was driven primarily by the following:

•	A $624 million increase at USFE&G. See Operating Expense discussion within “Segment Results” for USFE&G below for further information;

•	A $576 million increase at Commercial Power. See Operating Expense discussion within “Segment Results” for Commercial Power below for further information; and

•	A $267 million increase at Other. See Operating Expense discussion within “Segment Results” for Other below for further information.

Partially offsetting these increases was:

•	A $28 million decrease at International Energy. See Operating Expense discussion within “Segment Results” for International Energy below for further information.

Year Ended December 31, 2009 as Compared to December 31, 2008. Consolidated operating expenses for 2009 decreased $247 million compared to 2008. This change was driven primarily by the following:

•	A $626 million decrease at USFE&G. See Operating Expense discussion within “Segment Results” for USFE&G below for further information;

•	A $65 million decrease at International Energy. See Operating Expense discussion within “Segment Results” for International Energy below for further information; and

PART II

•	A $40 million decrease at Other. See Operating Expense discussion within “Segment Results” for Other below for further information.

Partially offsetting these decreases was:

•

A $489 million increase at Commercial Power, which includes $413 million of impairment charges in 2009 primarily related to a goodwill impairment charge associated with the non-regulated generation operations in the Midwest. See Operating Expense discussion within “Segment Results” for Commercial Power below for further information.

Consolidated Gains on Sales of Other Assets and Other, net

Consolidated gains on sales of other assets and other, net was a gain of $153 million, $36 million and $69 million in 2010, 2009 and 2008, respectively. The gains in 2010 are primarily due to the $139 million gain from the sale of a 50% ownership interest in DukeNet in the fourth quarter of 2010. The gains for 2009 and 2008 relate primarily to sales of emission allowances by USFE&G and Commercial Power.

Consolidated Operating Income

Year Ended December 31, 2010 as Compared to December 31, 2009. For 2010, consolidated operating income increased $212 million compared to 2009. Drivers to operating income are discussed above.

Year Ended December 31, 2009 as Compared to December 31, 2008. For 2009, consolidated operating income decreased $262 million compared to 2008. Drivers to operating income are discussed above.

Consolidated Other Income and Expenses, net

Year Ended December 31, 2010 as Compared to December 31, 2009. For 2010, consolidated other income and expenses increased $256 million compared to 2009. This increase was primarily due to the $109 million gain on the sale of Duke Energy’s ownership interest in Q-Comm in the fourth quarter of 2010, a higher equity component of allowance for funds used during construction (AFUDC) of $81 million due to additional capital spending for ongoing construction projects, increased equity earnings of $46 million primarily from International Energy’s investment in National Methanol Company (NMC) and the absence of 2009 losses from its investment in Attiki Gas Supply S.A. (Attiki) and a $26 million charge in 2009 associated with certain performance guarantees Duke Energy had issued on behalf of the Crescent JV (Crescent).

Year Ended December 31, 2009 as Compared to December 31, 2008. For 2009, consolidated other income and expenses increased $212 million compared to 2008. This increase was primarily driven by an increase in equity earnings of $172 million due mostly to impairment charges recorded by Crescent in 2008, of which Duke Energy’s proportionate share was $238 million, partially offset by decreased equity earnings from International Energy of $55 million primarily related to lower contributions from its investment in National Methanol Company (NMC) and losses from its investment in Attiki. Also, the mark-to-market and investment income on investments that support benefit obligations within the captive insurance investment portfolio increased $45 million as a result of gains in 2009 compared to losses in 2008. Additionally, foreign exchange impacts resulted in an increase of $43 million due to favorable foreign exchange rates. Partially offsetting these increases was decreased interest income of $53 million due primarily to lower average cash and short-term investment balances, a $26 million charge in 2009 related to certain performance guarantees Duke Energy had issued on behalf of Crescent and an $18 million impairment charge in 2009 to write down the carrying value of International Energy’s investment in Attiki to its fair value.

Consolidated Interest Expense

Year Ended December 31, 2010 as Compared to December 31, 2009. Consolidated interest expense increased $89 million in 2010 as compared to 2009. This increase is primarily attributable to higher debt balances, partially offset by a higher debt component of AFUDC due to increased spending on capital projects and lower interest expense related to income taxes.

Year Ended December 31, 2009 as Compared to December 31, 2008. Consolidated interest expense increased $10 million in 2009 as compared to 2008. This increase is primarily attributable to higher debt balances, partially offset by lower average interest rates on floating rate debt and commercial paper balances.

Consolidated Income Tax Expense from Continuing Operations

Year Ended December 31, 2010 as Compared to December 31, 2009. For 2010, consolidated income tax expense from continuing operations increased $132 million compared to 2009, primarily due to the increase in pre-tax income. The effective tax rate for the year ended December 31, 2010 was 40% compared to 41% for the year ended December 31, 2009. The effective tax rates for both 2010 and 2009 reflect the effect of goodwill impairments, which are non-deductible for tax purposes.

Year Ended December 31, 2009 as Compared to December 31, 2008. For 2009, consolidated income tax expense from continuing operations increased $142 million compared to 2008. Although pre-tax income was lower in 2009 compared to 2008, the effective tax rate for the year ended December 31, 2009 was 41% compared to 33% for the year ended December 31, 2008 due primarily to a $371 million non-deductible goodwill impairment charge in 2009.

Consolidated Income from Discontinued Operations, net of tax

Consolidated income from discontinued operations was income of $3 million, $12 million and $16 million for 2010, 2009 and 2008, respectively. The 2008 amount is primarily comprised of Commercial Power’s sale of its 480 MW natural gas-fired peaking generating station located near Brownsville, Tennessee to Tennessee Valley Authority, which resulted in a $15 million after-tax gain.

Extraordinary Item, net of tax

The reapplication of regulatory accounting treatment to certain of Commercial Power’s operations on December 17, 2008 resulted in a $67 million after-tax ($103 million pre-tax) extraordinary gain related to total mark-to-market losses previously recorded in earnings associated with open forward native load economic hedge contracts for fuel, purchased power and emission allowances, which the ESP allows to be recovered through a fuel and purchased power rider.

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

See Note 2 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

PART II

Duke Energy’s segment EBIT may not be comparable to a similarly titled measure of another company because other entities may not calculate EBIT in the same manner. Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
	(in millions)
U.S. Franchised Electric and Gas	$2,966	$2,321	$645	$2,398	$(77)
Commercial Power	(229)	27	(256)	264	(237)
International Energy	486	365	121	411	(46)

Total reportable segment EBIT	3,223	2,713	510	3,073	(360)
Other	(255)	(251)	(4)	(568)	317

Total reportable segment EBIT and other	2,968	2,462	506	2,505	(43)
Interest expense	(840)	(751)	(89)	(741)	10
Interest income and other(a)	64	102	(38)	117	(15)
Add back of noncontrolling interest component of reportable segment and Other EBIT	18	18	—	10	8

Consolidated earnings from continuing operations before income taxes	$2,210	$1,831	$379	$1,891	$(60)

(a)	Other within Interest income and other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to reportable segment and Other EBIT.

Noncontrolling interest amounts presented below includes only expenses and benefits related to EBIT of Duke Energy’s joint ventures. It does not include the noncontrolling interest component related to interest and taxes of the joint ventures.

Segment EBIT, as discussed below, includes intercompany revenues and expenses that are eliminated in the Consolidated Financial Statements.

U.S. Franchised Electric and Gas

U.S. Franchised Electric and Gas includes the regulated operations of Duke Energy Carolinas, Duke Energy Indiana and Duke Energy Kentucky and certain regulated operations of Duke Energy Ohio.

	Years Ended December 31,
	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
	(in millions, except where noted)
Operating revenues	$10,597	$9,433	$1,164	$10,159	$(726)
Operating expenses	7,887	7,263	624	7,889	(626)
Gains on sales of other assets and other, net	5	20	(15)	6	14

Operating income	2,715	2,190	525	2,276	(86)
Other income and expenses, net	251	131	120	122	9

EBIT	$2,966	$2,321	$645	$2,398	$(77)

Duke Energy Carolinas’ GWh sales(a)	85,441	79,830	5,611	85,476	(5,646)
Duke Energy Midwest’s GWh sales(a)(b)	60,418	56,753	3,665	62,523	(5,770)
Net proportional MW capacity in operation(c)	26,869	26,957	(88)	27,438	(481)

(a)	Gigawatt-hours (GWh).
(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.
(c)	Megawatt (MW).

PART II

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. The below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year	2010	2009	2008
Residential sales(a)	10.2%	(0.2)%	(0.5)%
General service sales(a)	3.7%	(1.1)%	(0.5)%
Industrial sales(a)	7.4%	(15.2)%	(5.5)%
Wholesale power sales	12.2%	(31.6)%	11.9%
Total Duke Energy Carolinas’ sales(b)	7.0%	(6.6)%	(1.3)%
Average number of customers	0.5%	0.5%	1.5%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest. The below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year	2010	2009	2008
Residential sales(a)	8.2%	(4.3)%	(3.0)%
General service sales(a)	2.7%	(3.5)%	(1.2)%
Industrial sales(a)	10.4%	(15.0)%	(6.5)%
Wholesale power sales	2.1%	(20.8)%	1.5%
Total Duke Energy Midwest’s sales(b)	6.5%	(9.2)%	(3.2)%
Average number of customers	0.4%	(0.3)%	0.3%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Year Ended December 31, 2010 as Compared to December 31, 2009

Operating Revenues. The increase was driven primarily by:

•

A $374 million increase in net retail pricing and rate riders primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases, an Ohio electric distribution rate increase in July 2009, and a Kentucky gas rate increase in January 2010;

•

A $308 million increase in sales to retail customers due to favorable weather conditions in 2010 compared to 2009. For the Carolinas and Midwest, weather statistics for both heating degree days and cooling degree days in 2010 were favorable compared to 2009. The year 2010 had the most cooling degree days on record in the Duke Energy Carolinas’ service area (dating back to 1961);

•

A $282 million increase in fuel revenues (including emission allowances) driven primarily by increased demand from electric retail customers resulting from favorable weather conditions, and higher fuel rates for electric retail customers in North Carolina, partially offset by lower fuel rates for electric retail customers in the Midwest and South Carolina, and lower natural gas fuel rates in Ohio and Kentucky. Fuel revenues represent sales to retail and wholesale customers;

•

A $54 million net increase in wholesale power revenues, net of sharing, primarily due to increases in charges for capacity, increased sales volumes due to weather conditions in 2010 and the addition of new customers served under long-term contracts; and

•

A $40 million increase in weather adjusted sales volumes to electric retail customers reflecting increased demand, primarily in the industrial sector, and slight growth in the number of residential and general service electric customers in the USFE&G service territory. The number of electric residential customers in 2010 has increased by approximately 10,000 in the Carolinas and by approximately 7,000 in the Midwest compared to 2009.

Operating Expenses. The increase was driven primarily by:

•

A $315 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily due to higher volume of coal and gas used in electric generation resulting from favorable weather conditions, and higher coal prices, partially offset by lower natural gas prices to full-service retail customers;

•

A $162 million increase in operating and maintenance expenses primarily due to costs related to the implementation of the save-a-watt program, higher customer service operations costs, higher benefit costs, higher nuclear, power and gas delivery maintenance costs, higher outage costs at fossil generation stations, and the disallowance in 2010 of a portion of previously deferred costs in Ohio related to the 2008 Hurricane Ike wind storm, partially offset by overall lower storm costs, including the establishment of a regulatory asset to defer previously recognized costs related to an ice storm in Indiana in early 2009;

•	A $96 million increase in depreciation and amortization due primarily to increases in depreciation as a result of additional capital spending and amortization of regulatory assets; and

•

A $44 million disallowance charge related to the Edwardsport IGCC plant that is currently under construction. See Note 4 to the Consolidated Financial Statements, “ Regulatory Matters,” for additional information.

Gains on Sales of Other Assets and Other, net. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to 2009.

Other Income and Expenses, net. The increase resulted primarily from a higher equity component of AFUDC from additional capital spending for increased construction expenditures related to new generation and higher deferred returns.

EBIT. As discussed above, the increase resulted primarily from overall net higher retail pricing and rate riders, favorable weather, higher equity component of AFUDC, higher wholesale power revenues, and higher weather adjusted sales volumes. These positive impacts

PART II

were partially offset by higher operating and maintenance expenses, increased depreciation and amortization, and the disallowance charge related to the Edwardsport IGCC plant that is currently under construction.

Matters Impacting Future U.S. Franchised Electric and Gas Results

Results of USFE&G are impacted by the completion of its major generation fleet modernization projects. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW integrated gasification combined cycle (IGCC) plant at Duke Energy Indiana’s Edwardsport Generating Station.

Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2011 and 2012. Duke Energy Indiana plans to file a rate case in 2012. Duke Energy Ohio is evaluating the need for electric distribution and gas rate cases in 2011 or 2012. Duke Energy Kentucky is evaluating the need for an electric rate case in 2011. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs. USFE&G’s earnings could be adversely impacted if any of these rate cases are denied or delayed by the various state regulatory commissions.

USFE&G evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact USFE&G’s goodwill impairment assessments, see “Critical Accounting Policy for Goodwill Impairment Assessments”. As of the August 31 impairment analysis, the fair value of the Ohio Transmission and Distribution (Ohio T&D) reporting unit exceeded its carrying value at Duke Energy, therefore no goodwill impairment charge was recorded. However, the fair value of the Ohio T&D reporting unit, which has a goodwill balance of $700 million as of December 31, 2010, exceeded its carrying value by less than 15%. Management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2011 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would again perform an interim impairment test of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this test. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the weighted average cost of capital (WACC) and the equity valuations of peer companies, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

Year Ended December 31, 2009 as Compared to December 31, 2008

Operating Revenues. The decrease was driven primarily by:

•

A $536 million decrease in fuel revenues (including emission allowances) driven primarily by decreased demand from retail and near-term wholesale customers and lower natural gas fuel rates primarily in Ohio and Kentucky, partially offset by higher fuel rates for electric retail customers. Fuel revenues represent sales to both retail and wholesale customers;

•

A $117 million decrease due to lower weather normalized sales volumes to retail customers largely reflecting the overall declining economic conditions in 2009, which primarily impacted the industrial sector;

•

A $63 million decrease in GWh and thousand cubic feet (Mcf) sales to retail customers due to overall milder weather conditions in 2009 compared to 2008. Weather statistics for heating degree days in 2009 were unfavorable in the Midwest but favorable in the Carolinas compared to 2008. Weather statistics for cooling degree days in 2009 were unfavorable in both the Midwest and Carolinas compared to 2008; and

•

A $30 million net decrease in wholesale power revenues, net of sharing, primarily due to decreased sales volumes and lower prices on near-term sales as a result of weak market conditions, partially offset by higher prices and increased sales volumes to customers served under certain long-term contracts.

Partially offsetting these decreases was:

•

A $31 million net increase in retail rates and rate riders primarily due to increases in recoveries of Duke Energy Indiana’s environmental compliance costs and the IGCC rider, partially offset by the expiration of the one-time increment rider related to merger savings that was included in North Carolina retail rates in 2008.

Operating Expenses. The decrease was driven primarily by:

•

A $541 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily due to a lower volume of coal used in electric generation, lower prices and volumes for natural gas purchased for resale and used in electric generation and reduced purchased power, partially offset by higher coal prices;

•

A $71 million decrease in operating and maintenance expenses primarily due to lower scheduled outage and maintenance costs at nuclear and fossil generating stations, lower power and gas delivery maintenance and decreased capacity costs due to the expiration of certain drought mitigation contracts in 2008, partially offset by higher benefits costs; and

•

A $36 million decrease in depreciation and amortization due primarily to lower depreciation rates in the Carolinas, partially offset by increases in depreciation due primarily to additional capital spending.

Partially offsetting these decreases was:

•	A $22 million increase in property and other taxes due primarily to normal increases.

Gains on Sales of Other Assets and Other, net. The increase is primarily due to gains on the sale of nitrogen oxide (NOx) emission allowances in 2009.

Other Income and Expenses, net. The increase is due primarily to a higher equity component of AFUDC earned from additional capital spending for ongoing construction projects, partially offset by a favorable 2008 IURC ruling.

EBIT. The decrease resulted primarily from lower weather adjusted sales volumes, milder weather, lower wholesale power revenues, higher benefits costs and higher property and other taxes. These negative impacts were partially offset by decreased operation and maintenance costs as a result of lower outage and maintenance costs, lower depreciation rates in the Carolinas and overall net higher rates and rate riders.

PART II

Commercial Power

	Years Ended December 31,
	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
	(in millions, except where noted)
Operating revenues	$2,448	$2,114	$334	$1,826	$288
Operating expenses	2,710	2,134	576	1,645	489
Gains on sales of other assets and other, net	6	12	(6)	59	(47)

Operating income	(256)	(8)	(248)	240	(248)
Other income and expenses, net	35	35	—	24	11
Expense attributable to noncontrolling interests	8	—	8	—	—

EBIT	$(229)	$27	$(256)	$264	$(237)

Actual plant production, GWh	28,754	26,962	1,792	20,199	6,763
Net proportional megawatt capacity in operation	8,272	8,005	267	7,641	364

Year Ended December 31, 2010 as compared to December 31, 2009

Operating Revenues. The increase was primarily driven by:

•	A $294 million increase in wholesale electric revenues due to higher generation volumes and pricing net of lower margin earned from participation in wholesale auctions;

•	A $54 million increase in PJM Interconnection, LLC (PJM) capacity revenues due to additional megawatts participating in the auction and higher cleared auction pricing in 2010 compared to 2009;

•

A $51 million increase in renewable generation revenues due to additional wind generation facilities placed in service in 2010 and a full year of operations for wind generation facilities placed in service throughout 2009; and

•

An $8 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $6 million in 2010 compared to losses of $2 million in 2009.

Partially offsetting these increases was:

•	A $67 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels net of weather and higher retail pricing under the ESP in 2010.

Operating Expenses. The increase was primarily driven by:

•

A $259 million increase in impairment charges consisting of $672 million in 2010 compared to $413 million in 2009 related primarily to goodwill and generation assets associated with non-regulated generation operations in the Midwest. See Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $277 million increase in wholesale fuel expenses due to higher generation volumes and less favorable hedge realizations in 2010 as compared to 2009;

•	A $32 million increase in depreciation and administrative expenses associated with wind projects placed in service and the continued development of the renewable business in 2010; and

•

A $70 million increase in operating expenses resulting from the amortization of certain deferred plant maintenance expenses and higher transmission costs in 2010 compared to 2009 net of lower administrative expenses;

Partially offsetting these increases was:

•	An $85 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $27 million in 2010 compared to losses of $58 million in 2009; and

•	A $14 million decrease in retail fuel and purchased power expenses due to lower generation volumes net of higher purchased power volumes in 2010 as compared to 2009.

Gains on Sales of Other Assets and Other, net. The decrease in 2010 as compared to 2009 is attributable to lower gains on sales of emission allowances in 2010.

EBIT. The decrease is primarily attributable to higher impairment charges in 2010 associated with goodwill and generation assets of the non-regulated generation operations in the Midwest, higher operating expenses resulting from the amortization of certain deferred plant maintenance expenses and higher transmission costs, and lower retail revenues driven by customer switching. These factors were partially offset by higher retail revenue pricing as a result of the ESP, higher wholesale margins due to increased generation volumes and PJM capacity revenues and mark-to-market gains on non-qualifying fuel and power hedge contracts in 2010 compared to losses in 2009.

Matters Impacting Future Commercial Power Results

Commercial Power’s current strategy is focused on maintaining its competitive position in Ohio, maximizing the returns and cash flows from its current portfolio, as well as growing its non-regulated renewable energy portfolio. Results for Commercial Power are sensitive to changes in power supply, power demand, fuel and power prices and weather, as well as dependent upon completion of renewable energy construction projects and tax credits on renewable energy production.

Continuing low commodity prices have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers are able to supply power to current Commercial Power customers in Ohio and Commercial Power experienced an increase in customer switching beginning in the second quarter of 2009 which continued into 2010. As of December 31, 2010, customer switching levels approximated 65% of Commercial Power’s Ohio retail load. The overall impacts of customer switching could have a significant impact on Commercial Power’s results.

Commercial Power operates in Ohio under an ESP that expires on December 31, 2011. On November 15, 2010, Duke Energy Ohio filed for approval of its next Standard Service Offer to replace the existing ESP. The filing seeks approval of an MRO through which

PART II

generation supply is procured through a competitive solicitation format, which could have a significant impact on Commercial Power’s generation fleet. Regardless of the outcome of the proposed MRO filing, as a result of the current Ohio regulatory environment, Commercial Power’s earnings after the expiration of the current ESP could be lower than current earnings as the pricing under any Standard Service Offer arrangement may reflect to some degree 2011 power prices, which are projected to be less than the power prices that existed in 2008 when the current ESP was established.

Year Ended December 31, 2009 as compared to December 31, 2008

Operating Revenues. The increase was primarily driven by:

•

A $98 million increase in retail electric revenues resulting from higher retail pricing principally related to implementation of the ESP in 2009 and the timing of fuel and purchased power rider collections in 2008, net of lower sales volumes driven by the economy and increased customer switching levels;

•

A $70 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $2 million in 2009 compared to losses of $72 million in 2008;

•	A $68 million increase in revenues due to higher generation volumes and increased PJM capacity revenues from the Midwest gas-fired assets in 2009 compared to 2008;

•

A $48 million increase in wholesale electric revenues due to higher generation volumes and hedge realization in 2009 compared to 2008 and margin earned from participation in wholesale auctions in 2009; and

•

A $25 million increase in wind generation revenues due to commencement of operations of wind facilities in the third quarter of 2008 and additional wind generation facilities placed in service in 2009.

Operating Expenses. The increase was primarily driven by:

•	A $413 million impairment charge primarily related to goodwill associated with non-regulated generation operations in the Midwest;

•

A $55 million increase in fuel expense due to mark-to-market losses on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $58 million in 2009 compared to losses of $3 million in 2008;

•

A $44 million increase in depreciation and administrative expenses associated with wind projects placed in service in the third quarter of 2008 and throughout 2009, as well as the continued development of the renewable business in 2009;

•

A $36 million increase in operating expenses resulting from depreciation expense on environmental projects placed in service in the second half of 2008 and higher plant maintenance expenses resulting from increased plant outages in 2009 compared to 2008;

•

A $29 million increase in retail and wholesale fuel expense due to higher purchased power expenses and higher long-term contract prices and lower realized gains on fuel hedges in 2009 compared to 2008; and

•

A $10 million increase in fuel and operating expenses for the Midwest gas-fired assets primarily due to higher generation volumes in 2009 compared to 2008, partially offset by bad debt reserves recorded in 2008 associated with the Lehman Brothers bankruptcy.

Partially offsetting these increases was:

•	An $82 million impairment of emission allowances due to the invalidation of the Clean Air Interstate Rule (CAIR) in July 2008.

Gains (Losses) on Sales of Other Assets and Other, net. The decrease in 2009 compared to 2008 is attributable to lower gains on sales of emission allowances.

Other Income and Expenses, net. The increase in 2009 compared to 2008 is attributable to higher equity earnings of unconsolidated affiliates in 2009 primarily as a result of a full year of equity earnings from investments held by Catamount Energy Corporation (Catamount). Catamount, which is a leading wind power company, was acquired in September 2008. Partially offsetting this increase was a 2009 impairment charge to the carrying value of an equity method investment.

EBIT. The decrease is primarily attributable to higher impairment charges in 2009 primarily due to a goodwill impairment charge, partially offset by a 2008 impairment charge related to emission allowance, increased plant maintenance expenses and fewer gains on sales of emission allowances. These factors were partially offset by higher retail revenue pricing as a result of implementation of the ESP, higher margins from the Midwest gas-fired assets due to increased generation volumes and PJM capacity revenues.

International Energy

	Years Ended December 31,
	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
	(in millions, except where noted)
Operating revenues	$1,204	$1,158	$46	$1,185	$(27)
Operating expenses	806	834	(28)	899	(65)
(Losses) gains on sales of other assets and other, net	(3)	—	(3)	1	(1)

Operating income	395	324	71	287	37
Other income and expenses, net	110	63	47	146	(83)
Expense attributable to noncontrolling interest	19	22	(3)	22	—

EBIT	$486	$365	$121	$411	$(46)

Sales, GWh	19,504	19,978	(474)	18,066	1,912
Net proportional megawatt capacity in operation	4,203	4,053	150	4,018	35

Year Ended December 31, 2010 as Compared to December 31, 2009

Operating Revenues. The increase was driven primarily by:

•	A $105 million increase in Brazil due to favorable exchange rates, higher average contract prices, and favorable hydrology.

Partially offsetting this increase was:

•	A $54 million decrease in Central America due to lower dispatch as a result of unfavorable hydrology, partially offset by higher average prices.

Operating Expenses. The decrease was driven primarily by:

•	A $27 million decrease in Central America due to lower fuel consumption as a result of lower dispatch; and

PART II

•	A $13 million decrease in general and administrative due to lower legal, development, and labor costs.

Partially offsetting these decreases was:

•	A $9 million increase in Peru due to higher hydrocarbon royalty costs.

Other Income and Expenses, net. The increase was driven by a $24 million increase due to the absence of 2009 losses from its investment in Attiki and a $23 million increase in equity earnings from NMC due to higher average prices and methyl tertiary butyl ether (MTBE) volumes, partially offset by higher butane costs.

EBIT. The increase in EBIT was primarily due to favorable results in Brazil, the absence of a provision recorded in 2009 related to transmission fees in Brazil, 2009 equity losses associated with Attiki, higher equity earnings from NMC, and lower general and administrative costs, partially offset by lower results in Central America.

Year Ended December 31, 2009 as Compared to December 31, 2008

Operating Revenues. The decrease was driven primarily by:

•	A $41 million decrease in Peru due to unfavorable average hydrocarbon and spot prices; and

•	A $16 million decrease in Central America due to lower average sales prices and lower dispatch in El Salvador, partially offset by favorable hydrology in Guatemala as a result of drier weather.

Partially offsetting these decreases was:

•	A $29 million increase in Ecuador due to higher dispatch as a result of drier weather.

Operating Expenses. The decrease was driven primarily by:

•	An $81 million decrease in Peru due to lower purchased power costs, thermal generation and hydrocarbon royalty costs; and

•	A $55 million decrease in Central America due to lower fuel costs.

Partially offsetting these decreases was:

•	A $31 million increase in Ecuador due to higher fuel consumption and the reversal of a bad debt allowance as a result of collection of an arbitration award in the prior year;

•	A $24 million increase in Brazil due to transmission cost adjustments, partially offset by favorable exchange rates; and

•	An $8 million increase in general and administrative expenses due to reorganization costs and higher legal costs.

Other Income and Expenses, net. The decrease was driven primarily by a $41 million decrease in equity earnings at NMC as a result of lower pricing for both methanol and MTBE, partially offset by lower butane costs, an $18 million impairment of the investment in Attiki and $14 million of decreased equity earnings at Attiki due to lower margins and the absence of prior year hedge income due to hedge contract terminations.

EBIT. The decrease in EBIT was primarily due to lower equity earnings at NMC and Attiki, an impairment of the investment in Attiki and unfavorable exchange rates and transmission adjustments in Brazil, partially offset by favorable hydrology in Brazil and Central America and lower operating expenses in Peru.

Other

	Years Ended December 31,
	2010	2009	Variance 2010 vs. 2009	2008	Variance 2009 vs. 2008
	(in millions)
Operating revenues	$118	$128	$(10)	$134	$(6)
Operating expenses	656	389	267	429	(40)
Gains on sales of other assets and other, net	145	4	141	3	1

Operating income	(393)	(257)	(136)	(292)	35
Other income and expenses, net	129	2	127	(288)	290
Benefit attributable to noncontrolling interest	(9)	(4)	(5)	(12)	(8)

EBIT	$(255)	$(251)	$(4)	$(568)	$317

Year Ended December 31, 2010 as Compared to December 31, 2009

Operating Expenses. The increase was driven primarily by $172 million of employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, donations of $56 million to the Duke Energy Foundation, which is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions and a litigation reserve.

Gains on sales of other assets and other, net. The increase is primarily due to the $139 million gain from the sale of a 50% ownership interest in DukeNet in the fourth quarter of 2010.

Other Income and Expenses, net. The increase was due primarily to the sale of Duke Energy’s ownership interest in Q-Comm, and a 2009 charge related to certain guarantees Duke Energy had issued on behalf of Crescent.

EBIT. As discussed above, the decrease was due primarily to employee severance costs, donations to the Duke Energy Foundation and a litigation reserve; partially offset by gains recognized on the sale of a 50% ownership interest in DukeNet and the sale of Duke Energy’s ownership interest in Q-Comm.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50% interest in Crescent, which was Duke Energy’s real estate joint venture that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy

PART II

forfeited its entire 50% ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize its share of the net tax loss in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, it is possible that Duke Energy could incur a future tax liability related to its inability to fully utilize tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

Year Ended December 31, 2009 as Compared to December 31, 2008

Operating Income. The increase was primarily due to favorable results at Duke Energy Trading and Marketing (DETM) and Bison Insurance Company Limited (Bison) and lower corporate costs, partially offset by higher deferred compensation expense due to improved market performance.

Other Income and Expenses, net. The increase was due primarily to impairment charges recorded by Crescent in 2008, for which Duke Energy’s proportionate share was $238 million, with no comparable losses in 2009, and favorable returns on investments that support benefit obligations. Partially offsetting these favorable variances was a 2009 charge related to certain performance guarantees Duke Energy had issued on behalf of Crescent.

EBIT. The increase was due primarily to prior year losses at Crescent, favorable results at Bison and DETM and lower corporate costs, partially offset by a 2009 charge related to certain performance guarantees Duke Energy had issued on behalf of Crescent.

Duke Energy Carolinas

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2010, 2009 and 2008.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2010	2009	Increase (Decrease)
Operating revenues	$6,424	$5,495	$929
Operating expenses	4,986	4,232	754
Gains on sales of other assets and other, net	7	24	(17)

Operating income	1,445	1,287	158
Other income and expenses, net	212	122	90
Interest expense	362	330	32

Income before income taxes	1,295	1,079	216
Income tax expense	457	377	80

Net income	$838	$702	$136

Net Income

The $136 million increase in Duke Energy Carolinas’ net income for the year ended December 31, 2010 compared to December 31, 2009 was primarily due to the following factors:

Operating Revenues. The increase was driven primarily by:

•

A $333 million net increase in net retail pricing and rate riders primarily due to new retail base rates implemented in North Carolina and South Carolina in the first quarter of 2010 resulting from the 2009 rate cases and riders for the save-a-watt program;

•

A $317 million increase in fuel revenues driven primarily by increased GWh sales to retail customers, resulting from favorable weather conditions, and higher average fuel rates in North Carolina, partially offset by lower fuel rates in South Carolina. Fuel revenues represent sales to retail and wholesale customers;

•

A $214 million increase in GWh sales to retail customers due to favorable weather. Weather statistics for both heating degree days and cooling degree days in 2010 were favorable compared to 2009. Cooling degree days for 2010 were approximately 33% above normal compared to about normal in 2009 and heating degree days for 2010 were 16% above normal compared to 6.5% above normal in 2009; and

•

A $23 million increase in wholesale power revenues, net of sharing, primarily due to the addition of long-term contracts, increased sales volumes resulting from extreme weather conditions in 2010, and increased capacity charges.

Operating Expenses. The increase was driven primarily by:

•	A $347 million increase in fuel expense (including purchased power) primarily due to increased retail demand resulting from favorable weather conditions;

•

A $297 million increase in operating and maintenance expenses primarily due to increased employee severance costs associated with the 2010 voluntary severance plan, costs related to the implementation of the save-a-watt program, a 2010

PART II

litigation reserve, higher nuclear non-outage maintenance costs, increased corporate costs, increased employee benefit costs, and higher customer service costs; and

•	A $95 million increase in depreciation and amortization expense primarily due to increased production plant base and amortization of certain regulatory assets.

Gains on sales of Other Assets and Other, net. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2010 compared to 2009.

Other Income and Expenses, net. The increase is primarily due to a higher equity component of AFUDC from additional capital spending for ongoing construction projects, higher deferred returns, and interest income recorded in 2010 following the resolution of certain income tax matters related to prior years.

Interest Expense. The increase is primarily due to increased long-term debt and certain other regulatory liabilities, partially offset by a higher debt component of AFUDC due to additional capital spending for ongoing construction projects.

Income Tax Expense. The increase in income tax expense for 2010 compared to 2009 was primarily due to higher pre-tax income. The effective tax rate was 35.3% for 2010 as compared to an effective tax rate of 34.9% for 2009.

Matters Impacting Future Results

Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2011 and 2012. These planned rates cases are needed to recover investments in Duke Energy Carolinas’ ongoing infrastructure modernization projects and operating costs. Duke Energy Carolinas’ earnings could be adversely impacted if these rate cases are denied or delayed by either of the state regulatory commissions.

Duke Energy Ohio

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2010, 2009 and 2008.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)
	Years Ended December 31,
	2010	2009	Increase (Decrease)
Operating revenues	$3,329	$3,388	$(59)
Operating expenses	3,557	3,534	23
Gains on sales of other assets and other, net	3	12	(9)

Operating loss	(225)	(134)	(91)
Other income and expenses, net	25	11	14
Interest expense	109	117	(8)

Loss before income taxes	(309)	(240)	(69)
Income tax expense	132	186	(54)

Net loss	$(441)	$(426)	$(15)

Net Loss

The $15 million increase in Duke Energy Ohio’s net loss was primarily due to the following factors:

Operating Revenues. The decrease was due primarily to:

•	A $495 million decrease in retail electric revenues resulting largely from lower sales volumes driven by increased customer switching levels, net of higher retail pricing under the ESP in 2010; and

•	A $70 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales volumes;

Partially offsetting these decreases were:

•	A $294 million increase in wholesale electric revenues due to higher generation volumes and pricing net of lower margin earned from participation in wholesale auctions;

•	A $72 million increase related to more favorable weather conditions in 2010 compared to 2009;

•	A $54 million increase in PJM capacity revenues due to additional MWs participating in the auction and higher cleared auction pricing in 2010 compared to 2009;

•

A $36 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $30 million in 2010 compared to losses of $6 million in 2009;

•	A $28 million increase due to implementation of new distribution electric rates in Ohio;

•	A $17 million increase in retail gas revenues from Ohio recovery riders for Accelerated Main Replacement (AMRP) costs and uncollectible accounts expense; and

•	A $13 million increase due to implementation of new gas rates in Kentucky.

PART II

Operating Expenses. The increase was due primarily to:

•	A $277 million increase in wholesale fuel expenses due to higher generation volumes and less favorable hedge realizations in 2010 as compared to 2009;

•

A $68 million increase in impairment charges consisting of $837 million in 2010 compared to $769 million in 2009 related to goodwill and to generation assets associated with the Midwest non-regulated generation operations. See Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•

A $62 million increase in operating expenses resulting from the amortization of certain deferred plant maintenance expenses, the partial disallowance of previously deferred 2008 Hurricane Ike storm costs, and the 2009 deferral of environmental amounts in Ohio that had been charged to expense in prior periods, net of lower administrative expenses;

•

A $24 million increase in employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina; and

•	A $17 million increase in depreciation and amortization costs related to increased software and regulatory asset amortization.

Partially offsetting these increases were:

•	A $277 million decrease in retail fuel and purchased power expenses due to lower retail load due to customer switching in 2010 compared to 2009;

•	An $84 million decrease in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market gains of $26 million in 2010 compared to losses of $58 million in 2009; and

•	A $67 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced sales volumes;

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

Interest Expense. The decrease was primarily due to a 2009 adjustment to reduce capitalized interest related to certain projects placed in service prior to 2009 and reduced interest expense accrued for uncertain income tax positions, partially offset by an increase in average debt balances in 2010 compared to 2009.

Income Tax Expense. The decrease in income tax expense for 2010 as compared to 2009 is primarily the result of lower pre-tax earnings (adjusting for non-deductible goodwill). The effective tax rate in 2010 was (43.0%) compared to an effective tax rate of (77.2%) in 2009.

Matters Impacting Future Results

As discussed in Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” in the second quarter of 2010, Duke Energy Ohio recorded a goodwill impairment charge of $216 million related to the Ohio T&D reporting unit to write down the goodwill to its implied fair value. Subsequent to this impairment charge, the carrying value of goodwill associated with the reporting unit is $746 million. This impairment charge was based on a number of factors, including current and forecasted customer demand, discount rates, valuation of peer companies, and regulatory and legislative developments. Should the assumptions used related to these factors change in the future, it is possible that further goodwill impairment charges could be recorded.

On November 15, 2010, Duke Energy Ohio filed for approval of its next Standard Service Offer to replace the existing ESP. The filing seeks approval of an MRO through which generation supply is procured through a competitive solicitation format. The outcome of this filing could have a significant impact on Duke Energy Ohio’s earnings.

Continuing low commodity prices in have put downward pressure on power prices. The available capacity and lower prices have provided opportunities for customers in Ohio to switch generation suppliers. Competitive power suppliers are able to supply power to current Duke Energy Ohio customers in Ohio and Duke Energy Ohio experienced an increase in customer switching beginning in the second quarter of 2009 which continued into 2010. As of December 31, 2010, customer switching levels approximated 65% of Commercial Power’s Ohio retail load. The overall impacts of customer switching could have a significant impact on Duke Energy Ohio’s results.

Duke Energy Indiana

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2010, 2009 and 2008.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2010	2009	Increase (Decrease)
Operating revenues	$2,520	$2,353	$167
Operating expenses	2,012	1,926	86
Losses on sales of other assets and other, net	(2)	(4)	2

Operating income	506	423	83

PART II

	Years Ended December 31,
	2010	2009	Increase (Decrease)
Other income and expenses, net	70	38	32
Interest expense	135	144	(9)

Income before income taxes	441	317	124
Income tax expense	156	116	40

Net income	$285	$201	$84

Net Income

The $84 million increase in Duke Energy Indiana’s net income for the year ended December 31, 2010 compared to December 31, 2009 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $52 million increase in retail revenues primarily related to favorable weather conditions in 2010 as compared to 2009;

•	A $44 million increase in retail revenues from recovery riders for certain capital and operating costs;

•	A $38 million increase in fuel revenues (including emission allowances) primarily related to higher demand offset by lower fuel rates in 2010 as compared to 2009;

•

A $29 million increase in wholesale power revenue, net of sharing, primarily due to adjustments made to formula rate contracts and increase in demand from customers served under long term contracts; and

•	A $26 million increase in weather normalized sales volumes to retail customers, primarily impacting the industrial sector.

Partially offsetting these increases was:

•	A $32 million decrease in rate pricing primarily due to the negative impact on overall average prices of higher sales volumes.

Operating Expenses. The increase was primarily due to:

•

A $44 million disallowance charge related to the Edwardsport IGCC plant that is currently under construction. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information;

•

A $39 million increase in operation and maintenance primarily due to employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, higher generation station outage costs, and higher benefit costs, partially offset by major storm costs in 2009; and

•	A $35 million increase in fuel costs primarily due to higher fuel used in generation and purchased power.

Partially offsetting these increases was:

•

A $28 million decrease in depreciation and amortization expense primarily due to a write-off of the regulatory assets related to wholesale contracts in 2009 and amortization related to various regulatory assets.

Other Income and Expenses, net. The increase in 2010 compared to 2009 was primarily attributable to increased AFUDC in 2010 for additional capital spending related to Edwardsport IGCC plant construction.

Income Tax Expense. Income tax expense increased primarily due to higher pre-tax income. The effective tax rate in 2010 was 35.5% compared to an effective tax rate of 36.7% in 2009, primarily due to an increase in deductions for AFUDC equity.

Matters Impacting Future Results

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station.

Duke Energy Indiana plans to file a rate case in 2012. This planned rate case is needed to recover investments in Duke Energy Indiana’s ongoing infrastructure modernization projects and operating costs. Duke Energy Indiana’s earnings could be adversely impacted if any of this rate case is denied or delayed by the IURC.

PART II

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The application of accounting policies and estimates is an important process that continues to develop as Duke Energy’s operations change and accounting guidance evolves. Duke Energy has identified a number of critical accounting policies and estimates that require the use of significant estimates and judgments.

Management bases its estimates and judgments on historical experience and on other various assumptions that it believes are reasonable at the time of application. The estimates and judgments may change as time passes and more information about Duke Energy’s environment becomes available. If estimates and judgments are different than the actual amounts recorded, adjustments are made in subsequent periods to take into consideration the new information. Duke Energy discusses its critical accounting policies and estimates and other significant accounting policies with senior members of management and the audit committee, as appropriate. Duke Energy’s critical accounting policies and estimates are discussed below.

Regulatory Accounting

Certain of Duke Energy’s regulated operations (primarily the majority of U.S. Franchised Electric and Gas and certain portions of Commercial Power) meet the criteria for application of regulatory accounting treatment. As a result, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP in the U.S. for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that either are not likely to or have yet to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, historical regulatory treatment for similar costs in Duke Energy’s jurisdictions, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income. Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, recognition of nuclear decommissioning costs and amortization of regulatory assets or may disallow recovery of all or a portion of certain assets. Total regulatory assets were $3,390 million as of December 31, 2010 and $3,886 million as of December 31, 2009. Total regulatory liabilities were $3,155 million as of December 31, 2010 and $3,108 million as of December 31, 2009. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

In order to apply regulatory accounting treatment and record regulatory assets and liabilities, certain criteria must be met. In determining whether the criteria are met for its operations, management makes significant judgments, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs. If facts and circumstances change so that a portion of Duke Energy’s regulated operations meet all of the scope criteria when such criteria had not been previously met, regulatory accounting treatment would be reapplied to all or a separable portion of the operations. Such reapplication includes adjusting the balance sheet for amounts that meet the definition of a regulatory asset or regulatory liability.

The regulatory accounting rules require recognition of a loss if it becomes probable that part of the cost of a plant under construction or a recently completed plant will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made. Such assessments can require significant judgment by management regarding matters such as the ultimate cost of a plant under construction, regulatory recovery implications, etc. As discussed in Note 4, “Regulatory Matters,” during 2010 Duke Energy Indiana recorded a $44 million disallowance charge related to the IGCC plant currently under construction in Edwardsport, Indiana. Management will continue to assess matters as the construction of the plant and the related regulatory proceedings continue, and further charges could be required in 2011 or beyond,

Commercial Power owns, operates and manages power plants in the Midwestern United States. Commercial Power’s generation operations, excluding renewable energy generation assets, consists of primarily coal-fired generation assets located in Ohio which are dedicated under the Duke Energy Ohio Electric Security Plan (ESP) and gas-fired non-regulated generation assets which are dispatched into wholesale markets. The primarily coal-fired generation assets also sell power into wholesale markets to the extent there is excess generation above the amount needed to fulfill Commercial Power’s obligations under the ESP. The wholesale generation operations do not qualify for regulatory accounting treatment as these operations do not meet the scope criteria. Commercial Power applies regulatory accounting treatment to certain portions of its ESP operations as the rate structure for these portions is designed to recover the specific costs of these components of the ESP. Despite other portions of the ESP operations not qualifying for regulatory accounting treatment, all of Commercial Power’s ESP operations’ rates are subject to approval by the PUCO, and thus these operations are referred to herein as Commercial Power’s regulated operations. Generation is a competitive business in Ohio and retail customers have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of Commercial Power’s regulatory assets will not be recovered through the established riders. Duke Energy monitors the amount of retail customers that have switched to alternative suppliers when assessing the recoverability of its regulatory assets established for its ESP operations. As discussed in Note 4, “Regulatory Matters,” Duke Energy Ohio’s ESP expires on December 31, 2011. In November 2010, Duke Energy Ohio filed a request to serve its retail customers under a Market Rate Offer (MRO), effective January 1, 2012. Duke Energy will evaluate whether the continued application of regulatory accounting for Commercial Power’s operations is appropriate once the outcome of the MRO filing is known.

No other operations within Commercial Power, and no operations within the International Energy business segment, qualify for regulatory accounting treatment.

The substantial majority of U.S. Franchised Electric and Gas’s operations qualify for regulatory accounting treatment and thus its costs of business and related revenues can result in the recording of regulatory assets and liabilities, as described above.

Goodwill Impairment Assessments

At December 31, 2010 and 2009, Duke Energy had goodwill balances of $3,858 million and $4,350 million, respectively. At December 31, 2010, the goodwill balances by segment were $3,483 million at U.S. Franchised Electric and Gas, $69 million at Commercial Power, and $306 million at International Energy. The majority of Duke Energy’s goodwill relates to the acquisition of Cinergy in April 2006, whose assets are primarily included in the U.S. Franchised Electric and Gas and Commercial Power segments. Commercial Power also has $69 million of goodwill that resulted from the September 2008 acquisition of Catamount, a leading wind power company located in Rutland, Vermont. As of the acquisition date, Duke Energy allocates goodwill to a reporting unit, which Duke Energy defines as an operating segment or one level below an operating segment.

PART II

Duke Energy recorded impairments of $500 million and $371 million related to Commercial Power’s non-regulated Midwest generation reporting unit in 2010 and 2009. Duke Energy Ohio recorded impairments of $677 million and $727 million related to Commercial Power’s non-regulated Midwest generation reporting unit in 2010 and 2009. Subsequent to the 2010 impairment charges, there is no recorded amount of goodwill at Commercial Power’s non-regulated Midwest generation reporting unit. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations. See Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments” for further information regarding the factors impacting the valuation of Commercial Power’s non-regulated generation reporting unit. Duke Energy determined that no other goodwill impairments existed in 2010, 2009 and 2008.

As discussed in Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments”, Duke Energy is required to test goodwill for impairment at the reporting unit level at least annually and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Duke Energy evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. The analysis of the potential impairment of goodwill requires a two step process. Step one of the impairment test involves comparing the fair values of reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill is not performed.

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

For purposes of the step one analyses, determination of the reporting units’ fair values is based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Key assumptions used in the income approach analyses for the U.S. Franchised Electric and Gas reporting units include, but are not limited to, the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs, and expectations of returns on equity that will be achieved. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors, into its revenue and expense forecasts.

Estimated future cash flows under the income approach are based to a large extent on Duke Energy’s internal business plan, and adjusted as appropriate for Duke Energy’s views of market participant assumptions. Duke Energy’s internal business plan reflects management’s assumptions related to customer usage and attrition based on internal data and economic data obtained from third party sources, projected commodity pricing data and potential changes in environmental regulations. The business plan assumes the occurrence of certain events in the future, such as the outcome of future rate filings, future approved rates of returns on equity, anticipated earnings/returns related to significant future capital investments, continued recovery of cost of service and the renewal of certain contracts. Management also makes assumptions regarding the run rate of operation, maintenance and general and administrative costs based on the expected outcome of the aforementioned events. Should the actual outcome of some or all of these assumptions differ significantly from the current assumptions, revisions to current cash flow assumptions could cause the fair value of Duke Energy’s reporting units to be significantly different in future periods.

One of the most significant assumptions that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the discount rate applied to the estimated future cash flows. Management determines the appropriate discount rate for each of its reporting units based on the WACC for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (a major component of the cost of equity is the current risk-free rate on twenty year U.S. Treasury bonds). Duke Energy considered implied WACC’s for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. For example, transmission and distribution reporting units generally would have a lower company specific risk premium as they do not have the higher level of risk associated with owning and operating generation assets nor do they have significant construction risk or risk associated with potential future carbon legislation or pending EPA regulations. The discount rates used for calculating the fair values as of August 31, 2010 for each of Duke Energy’s domestic reporting units were commensurate with the risks associated with each reporting unit and ranged from 5.75% to 9.0%. For Duke Energy’s international operations, a base discount rate of 8.2% was used, with specific adders used for each separate jurisdiction in which International Energy operates to reflect the differing risk profiles of the jurisdictions and countries. This resulted in discount rates for the August 31, 2010 goodwill impairment test for the international operations ranging from 9.7% to 13.0%.

Another significant assumption that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the long-term growth rate of the businesses for purposes of determining a terminal value at the end of the discrete forecast period. A long-term growth rate of three percent was used in the valuations of all of the U.S. Franchised Electric and Gas reporting units, reflecting the median long-term inflation rate and the significant capital investments forecasted for all of the U.S. Franchised Electric and Gas reporting units. A long-term growth rate of two percent was used in the valuation of the Commercial Power non-regulated Midwest generation reporting unit given the finite lives of the unregulated generation power plants and current absence of plans to reinvest in the unregulated generation assets.

These underlying assumptions and estimates are made as of a point in time; subsequent changes, particularly changes in the discount rates or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges. Management continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

In the second quarter of 2010, goodwill for U.S. Franchised Electric and Gas’s Ohio T&D reporting unit (Ohio T&D) was tested at this interim date. The fair value of the Ohio T&D reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, discount rates, valuation of peer companies, and regulatory and legislative developments. Management periodically updates the load forecasts to reflect current trends and expectations based on the current environment and future assumptions. The spring and summer 2010 load forecast indicated that load will not return to 2007 weather-normalized levels for several more years. Based on the results of the second quarter 2010 impairment analysis, the fair value of the Ohio T&D reporting unit was $216 million below its book value at Duke Energy Ohio and $40 million higher than its book value at Duke Energy. Accordingly, this goodwill impairment charge was only recorded by Duke Energy Ohio.

As of December 31, 2010, the Ohio T&D reporting unit had a goodwill balance of approximately $700 million at Duke Energy and $745 million at Duke Energy Ohio. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit

PART II

include additional declines in load volume forecasts, changes in the WACC, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

As of December 31, 2010, the fair value of Commercial Power’s Renewables Reporting unit exceeded its carrying value by approximately 10%. As an overall test of the reasonableness of the estimated fair values of the reporting units, Duke Energy reconciled the combined fair value estimates of its reporting units to its market capitalization as of August 31, 2010. The reconciliation confirmed that the fair values were reasonably representative of market views when applying a reasonable control premium to the market capitalization. Additionally, Duke Energy would perform an interim impairment assessment should any events occur or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. Subsequent to August 31, 2010, management did not identify any indicators of potential impairment that required an update to the annual impairment test. The majority of Duke Energy’s business is in environments that are either fully or partially rate-regulated. In such environments, revenue requirements are adjusted periodically by regulators based on factors including levels of costs, sales volumes and costs of capital. Accordingly, Duke Energy’s regulated utilities operate to some degree with a buffer from the direct effects, positive or negative, of significant swings in market or economic conditions. However, management will continue to monitor changes in the business, as well as overall market conditions and economic factors that could require additional impairment tests.

Long-Lived Asset Impairment Assessments

Property, plant and equipment is stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. Duke Energy evaluates property, plant and equipment for impairment when events or changes in circumstances indicate that the carrying value of such assets may not be recoverable. The determination of whether an impairment has occurred is based on an estimate of undiscounted future cash flows attributable to the assets, as compared with the carrying value of the assets. Performing an impairment evaluation involves a significant degree of estimation and judgment in areas such as identifying circumstances that indicate an impairment may exist, identifying and grouping affected assets, and developing the undiscounted and discounted future cash flows (used to estimate fair value in the absence of market-based value) associated with the asset. Additionally, determining fair values requires probability weighting the cash flows to reflect expectations about possible variations in their amounts or timing and the selection of an appropriate discount rate. Although cash flow estimates are based on relevant information available at the time the estimates are made, estimates of future cash flows are, by nature, highly uncertain and may vary significantly from actual results. If an impairment has occurred, the amount of the impairment recognized is determined by estimating the fair value of the assets and recording a loss if the carrying value is greater than the fair value. For assets identified as held for sale, the carrying value is compared to the estimated fair value less the cost to sell in order to determine if an impairment loss is required. Until the assets are disposed of, their estimated fair value is re-evaluated when circumstances or events change.

As discussed further in Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments”, Commercial Power recorded $160 million of pre-tax impairment charges related to certain generating assets and emission allowances primarily associated with these generation assets in the Midwest to write-down the value of these assets to their estimated fair value. The generation assets that were subject to this impairment charge were those coal fired generating assets that do not have certain environmental emissions control equipment, causing these generation assets to be potentially heavily impacted by the EPA’s proposed rules on emissions of NOx and SO2. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations.

Revenue Recognition

Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Operating revenues include unbilled electric and gas revenues earned when service has been delivered but not billed by the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (kWh) or per Mcf for all customer classes to the number of estimated kWh or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (mWh) to the number of estimated mWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per MW to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix.

In accordance with new accounting rules effective on January 1, 2010, Duke Energy began consolidating Cinergy Receivables Company, LLC (Cinergy Receivables). Accordingly, unbilled revenues which had been included in the sale of receivables to Cinergy Receivables prior to the effective date of the new accounting rules, and thus not reflected on Duke Energy’s Consolidated Balance Sheets, are now included in Receivables on Duke Energy’s Consolidated Balance Sheets. At December 31, 2010 and 2009, Duke Energy had $751 million and $460 million, respectively, of unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Consolidated Balance Sheets.

Accounting for Loss Contingencies

Duke Energy is involved in certain legal and environmental matters that arise in the normal course of business. In the preparation of its consolidated financial statements, management makes judgments regarding the future outcome of contingent events and records a loss contingency when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. Management regularly reviews current information available to determine whether such accruals should be adjusted and whether new accruals are required. Estimating probable losses requires analysis of multiple forecasts and scenarios that often depend on judgments about potential actions by third parties, such as federal, state and local courts and other regulators. Contingent liabilities are often resolved over long periods of time. Amounts recorded in the consolidated financial statements may differ from the actual outcome once the contingency is resolved, which could have a material impact on future results of operations, financial position and cash flows of Duke Energy.

Duke Energy has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Consolidated Balance Sheets totaled $853 million and $980 million as of December 31, 2010 and December 31, 2009, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of

PART II

resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,005 million in excess of the self insured retention. Insurance recoveries of $850 million and $984 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2010 and 2009, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

For further information, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Accounting for Income Taxes

Significant management judgment is required in determining Duke Energy’s provision for income taxes, deferred tax assets and liabilities and the valuation allowance recorded against Duke Energy’s net deferred tax assets, if any.

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the book basis and tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The probability of realizing deferred tax assets is based on forecasts of future taxable income and the use of tax planning that could impact the ability to realize deferred tax assets. If future utilization of deferred tax assets is uncertain, a valuation allowance may be recorded against certain deferred tax assets.

In assessing the likelihood of realization of deferred tax assets, management considers estimates of the amount and character of future taxable income. Actual income taxes could vary from estimated amounts due to the impacts of various items, including changes to income tax laws, Duke Energy’s forecasted financial condition and results of operations in future periods, as well as results of audits and examinations of filed tax returns by taxing authorities. Although management believes current estimates are reasonable, actual results could differ from these estimates.

Significant judgment is also required in computing Duke Energy’s quarterly effective tax rate (ETR). ETR calculations are revised each quarter based on the best full year tax assumptions available at that time, including, but not limited to, income levels, deductions and credits. In accordance with interim tax reporting rules, a tax expense or benefit is recorded every quarter to adjust for the difference in tax expense computed based on the actual year-to-date ETR versus the forecasted annual ETR.

Duke Energy recognizes tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Duke Energy records the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant management judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized in the Consolidated Financial Statements. Management reevaluates tax positions each period in which new information about recognition or measurement becomes available. The portion of the tax benefit which is uncertain is disclosed in the footnotes to the Consolidated Financial Statements.

Undistributed foreign earnings associated with International Energy’s operations are considered indefinitely reinvested, thus no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in International Energy’s foreign jurisdictions is not needed to fund the operations of its U.S. operations and that International Energy either has invested or has intentions to reinvest such earnings. While management currently intends to indefinitely reinvest all of International Energy’s unremitted earnings, should circumstances change, Duke Energy may need to record additional income tax expense in the period in which such determination changes. The cumulative undistributed earnings as of December 31, 2010 on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is $1.2 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $175 million and $250 million.

For further information, see Note 22 to the Consolidated Financial Statements, “Income Taxes.”

Pension and Other Post-Retirement Benefits

The calculation of pension expense, other post-retirement benefit expense and pension and other post-retirement liabilities require the use of assumptions. Changes in these assumptions can result in different expense and reported liability amounts, and future actual experience can differ from the assumptions. Duke Energy believes that the most critical assumptions for pension and other post-retirement benefits are the expected long-term rate of return on plan assets and the assumed discount rate. Additionally, medical and prescription drug cost trend rate assumptions are critical to Duke Energy’s estimates of other post-retirement benefits.

Funding requirements for defined benefit (DB) plans are determined by government regulations. Duke Energy made voluntary contributions to its DB retirement plans of $400 million in 2010, $800 million in 2009 and zero in 2008. In 2011, Duke Energy anticipates making $200 million of contributions to its DB plans.

Duke Energy Plans

Duke Energy and its subsidiaries (including legacy Cinergy businesses) maintain non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains non-qualified, non-contributory defined benefit retirement plans which cover certain executives.

Duke Energy and most of its subsidiaries also provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Certain employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Duke Energy recognized pre-tax qualified pension cost of $52 million in 2010. In 2011, Duke Energy’s pre-tax qualified pension cost is expected to be $7 million lower than in 2010 resulting primarily from inclusion of special settlement and contract termination benefit costs in 2010 that will not be included in 2011. Duke Energy recognized pre-tax nonqualified pension cost of $12 million and pre-tax other post-

PART II

retirement benefits cost of $28 million, in 2010. In 2011, pre-tax non-qualified pension cost and pre-tax other post-retirement benefits costs are expected to be approximately the same amounts in 2010.

For both pension and other post-retirement plans, Duke Energy assumes that its plan’s assets will generate a long-term rate of return of 8.25% as of December 31, 2010. The assets for Duke Energy’s pension and other post-retirement plans are maintained in a master trust. The investment objective of the master trust is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation targets were set after considering the investment objective and the risk profile. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I) and the Duke Energy Corporation Post-Retirement Medical Benefits Trust (VEBA II). The investment objective of the VEBAs is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. The VEBAs are passively managed.

The expected long-term rate of return of 8.25% for the plan’s assets was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted average returns expected by asset classes were 2.6% for U.S. equities, 1.45% for Non-U.S. equities, 1.0% for global equities, 2.0% for debt securities, 0.3% for global private equity, 0.3% for hedge funds, 0.3% for real estate and 0.3% for other global securities.

Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 5.00% as of December 31, 2010. Duke Energy determines the appropriate discount based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact Duke Energy’s future pension expense and liabilities. Management cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2010 pre-tax pension expense, pension obligation and other post-retirement benefit obligation if a 0.25% change in rates were to occur:

	Qualified Pension Plans		Other Post-Retirement Plans
	+0.25%	-0.25%	+0.25%	-0.25%
	(in millions)
Effect on 2010 pre-tax pension expense
Expected long-term rate of return	$(11)	$11	$—	$—
Discount rate	(7)	7	(1)	1
Effect on benefit obligation at December 31, 2010
Discount rate	(101)	101	(17)	17

Duke Energy’s U.S. post-retirement plan uses a medical care trend rate which reflects the near and long-term expectation of increases in medical health care costs. Duke Energy’s U.S. post-retirement plan uses a prescription drug trend rate which reflects the near and long-term expectation of increases in prescription drug health care costs. As of December 31, 2010, the medical care trend rates were 8.50%, which grades to 5.00% by 2020. As of December 31, 2010, the prescription drug trend rate was 9.80%, which grades to 5.00% by 2025. The following table presents the approximate effect on Duke Energy’s 2010 pre-tax other post-retirement expense and other post-retirement benefit obligation if a 1% point change in the health care trend rate were to occur:

	Other Post-Retirement Plans
	+1.0%	-1.0%
	(in millions)
Effect on other post-retirement expense	$2	$(2)
Effect on other post-retirement benefit obligation	37	(33)

For further information, see Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans.”

PART II

LIQUIDITY AND CAPITAL RESOURCES

Known Trends and Uncertainties

At December 31, 2010, Duke Energy had cash and cash equivalents of $1.7 billion, of which $700 million is held in foreign jurisdictions and is forecasted to be used to fund the operations of and investments in International Energy. To fund its liquidity and capital requirements during 2011, Duke Energy will rely primarily upon cash flows from operations, borrowings, and its existing cash and cash equivalents. The relatively stable operating cash flows of the U.S. Franchised Electric and Gas business segment compose a substantial portion of Duke Energy’s cash flows from operations and it is anticipated that it will continue to do so for the next several years. A material adverse change in operations, or in available financing, could impact Duke Energy’s ability to fund its current liquidity and capital resource requirements.

Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, regulatory constraints, economic trends and market volatility (see Item 1A. “Risk Factors” for details).

Duke Energy projects 2011 capital and investment expenditures of $5.0 billion, primarily consisting of:

•	$3.9 billion at U.S. Franchised Electric and Gas

•	$0.7 billion at Commercial Power

•	$0.2 billion at International Energy and

•	$0.2 billion at Other

Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Based on this goal, 78% of total projected 2011 capital expenditures are allocated to the U.S. Franchised Electric and Gas segment. Total U.S. Franchised Electric and Gas projected 2011 capital and investment expenditures include $1.7 billion for system growth, $1.8 billion for maintenance and upgrades of existing plants and infrastructure to serve load growth and $0.4 billion of nuclear fuel.

With respect to the 2011 capital expenditure plan, Duke Energy has flexibility within its $5.0 billion budget to defer or eliminate certain spending should the broad economic recovery stall. Of the $5.0 billion budget, $2.4 billion relates to projects for which management has committed capital, including, but not limited to, the continued construction of Cliffside Unit 6, the Edwardsport IGCC plant and the Buck and Dan River combined cycle gas-fired facilities, and management intends to spend those capital dollars in 2011 irrespective of broader economic factors. $2.0 billion of projected 2011 capital expenditures are expected to be used primarily for overall system maintenance, customer connections and corporate expenditures. Although these expenditures are ultimately necessary to ensure overall system maintenance and reliability, the timing of the expenditures may be influenced by broad economic conditions and customer growth, thus management has more flexibility in terms of when these dollars are actually spent. The remaining planned 2011 capital expenditures of $0.6 billion are of a discretionary nature and relate to growth opportunities in which Duke Energy may invest, provided there are opportunities that meet return expectations.

As a result of Duke Energy’s significant commitment to modernize its generating fleet through the construction of new units, as well as its focus on increasing its renewable energy portfolio, the ability to cost effectively manage the construction phase of current and future projects is critical to ensuring full and timely recovery of costs of construction within its regulated operations. Should Duke Energy encounter significant cost overruns above amounts approved by the various state commissions, and those amounts are disallowed for recovery in rates, future cash flows and results of operations could be adversely impacted.

Many of Duke Energy’s current capital expenditure projects, including system modernization and renewable investments, qualify for bonus depreciation. Duke Energy estimates that over time it could generate cumulative cash benefits between $1.5 billion and $3 billion from these provisions. This broad range reflects uncertainty over how bonus depreciation rules will be applied. Duke Energy is waiting for clarification from the US Department of Treasury to determine which projects will qualify for 50% or for 100% bonus depreciation deductions. Even though bonus depreciation related to Duke Energy’s regulated projects reduces rate base, the cash benefits will decrease Duke Energy’s need for financings over time and help to mitigate future customer rate increases.

Duke Energy anticipates its debt to total capitalization ratio to be 47% in 2011. In 2011, Duke Energy currently anticipates issuing additional net debt of $2.2 billion, primarily for the purpose of funding capital expenditures. Due to the flexibility in the timing of projected 2011 capital expenditures, the timing and amount of debt issuances throughout 2011 could be influenced by changes in the timing of capital spending.

Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, with aggregate bank commitments of $3.14 billion. Additionally, Duke Energy has access to $0.2 billion in credit facilities from smaller regional banks. At December 31, 2010, Duke Energy has available borrowing capacity of $2.5 billion under these facilities. Management currently believes that amounts available under its revolving credit facility are accessible should there be a need to generate additional short-term financing in 2011, such as the issuance of commercial paper. Management expects that cash flows from operations and issuances of debt will be sufficient to cover the 2011 funding requirements related to capital and investments expenditures and dividend payments.

Duke Energy monitors compliance with all debt covenants and restrictions and does not currently believe it will be in violation or breach of its significant debt covenants during 2011. However, circumstances could arise that may alter that view, including a future change in tax law governing U.S. taxation of foreign earnings. If and when management had a belief that such potential breach could exist, appropriate action would be taken to mitigate any such issue. Duke Energy also maintains an active dialogue with the credit rating agencies.

Duke Energy periodically evaluates the impact of repatriation of cash generated and held in foreign countries. Duke Energy’s current intent is to indefinitely reinvest foreign earnings. However, circumstances could arise that may alter that view. If Duke Energy were to decide to repatriate foreign generated and held cash, recognition of material U.S. federal income tax liabilities could be required.

Operating Cash Flows

Net cash provided by operating activities was $4,511 million in 2010, compared to $3,463 million in 2009, an increase in cash provided of $1,048 million. The increase in cash provided by operating activities was driven primarily by:

•	Excluding the impacts of non-cash impairment charges, net income increased during the year ended December 31, 2010 compared to the same period in 2009,

•	A $400 million decrease in contributions to company sponsored pension plans, and

•

Changes in traditional working capital amounts due to timing of cash receipts and cash payments, principally a decrease in coal inventory, partially offset by a net decrease in cash from taxes of $480 million.

Net cash provided by operating activities was $3,463 million in 2009, compared to $3,328 million in 2008, an increase in cash provided of $135 million. The increase in cash provided by operating activities was driven primarily by:

•	Excluding the impacts of non-cash impairment charges, net income increased during the year ended December 31, 2009 compared to the same period in 2008, and

•

Changes in traditional working capital amounts due to timing of cash receipts and cash payments, principally a net increase in cash from taxes of $740 million, partially offset by an increase in coal inventory, partially offset by

•	An $800 million increase in contributions to company sponsored pension plans.

PART II

Investing Cash Flows

Net cash used in investing activities was $4,423 million in 2010, $4,492 million in 2009, and $4,611 million in 2008.

The primary use of cash related to investing activities is capital, investment and acquisition expenditures, detailed by reportable business segment in the following table.

Capital, Investment and Acquisition Expenditures by Business Segment

	Years Ended December 31,
	2010	2009	2008
	(in millions)
U.S. Franchised Electric and Gas	$3,891	$3,560	$3,650
Commercial Power	525	688	870
International Energy	181	128	161
Other	258	181	241

Total consolidated	$4,855	$4,557	$4,922

The decrease in cash used in investing activities in 2010 as compared to 2009 is primarily due to the following:

•	A $300 million increase in proceeds from asset sales,

•	A $120 million decrease in purchases of available-for-sale securities, net of proceeds, due to net proceeds of $95 million in 2010 compared to net purchases of $25 million in 2009, and

•	A $40 million increase in net emission allowance activity, reflecting net sales in 2010 compared to net purchases in 2009.

These increases in cash used were partially offset by the following:

•	A $300 million increase in capital, investment and acquisition expenditures.

The decrease in cash used in investing activities in 2009 as compared to 2008 is primarily due to the following:

•	A $365 million decrease in capital, investment and acquisition expenditures, due primarily to 2008 acquisitions.

This decrease in cash used was partially offset by the following:

•	A $125 million decrease in proceeds from available-for-sale securities, net of purchases, due to net purchases of $25 million in 2009 compared to net proceeds of $100 million in 2008,

•	A $70 million decrease in net emission allowance activity, reflecting net purchases in 2009 compared to net sales in 2008, and

•	A $30 million decrease in proceeds from asset sales.

Financing Cash Flows and Liquidity

Duke Energy’s consolidated capital structure as of December 31, 2010, including short-term debt, was 45% debt and 55% common equity. The fixed charges coverage ratio, calculated using SEC guidelines, was 3.0 times for 2010, 3.0 times for 2009, and 3.4 times for 2008.

Net cash provided by financing activities was $40 million in 2010 compared to $1,585 million in 2009, a decrease in cash provided of $1,545 million. The change was due primarily to the following:

•

A $1,785 million decrease in proceeds from issuances of long-term debt, net of redemptions, as a result of net issuances of $1,091 million during 2010 as compared to net issuances of $2,876 million during 2009,

•	A $200 million decrease in proceeds from the issuances of common stock primarily related to the DRIP and other internal plans, and

•	A $60 million increase in dividends paid in 2010.

These decreases in cash provided were partially offset by:

•	A $490 million increase due to the repayment of the Duke Energy Ohio credit facility drawdown and outstanding commercial paper in 2009, and

Net cash provided by financing activities was $1,585 million in 2009 compared to $1,591 million in 2008, a decrease in cash provided of $6 million. The change was due primarily to the following:

•	A $475 million decrease due to the repayment of the Duke Energy Ohio credit facility drawdown and outstanding commercial paper, and

•	An $80 million increase in dividends paid in 2009.

These decreases in cash provided were partially offset by:

•	A $385 million increase in proceeds from the issuances of common stock primarily related to the DRIP and other internal plans, and

•

A $210 million increase in proceeds from issuances of long-term debt, net of redemptions, as a result of net issuances of $2,875 million during 2009 as compared to net issuances of $2,665 million during 2008.

Significant Financing Activities—Year Ended 2010. Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans. Proceeds from all issuances of common stock, primarily related to the DRIP and other employee benefit plans, including employee exercises of stock options, were $302 million in 2010.

During the year ended December 31, 2010, Duke Energy’s total dividend per share of common stock was $0.97, which resulted in dividend payments of $1,284 million.

In December 2010, Top of the World Wind Energy LLC, a subsidiary of Duke Energy Generation Services, Inc. (DEGS), an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $193 million principal amount maturing in December 2028. The collateral for this loan is substantially all of the assets of Top of the World Windpower LLC. The initial interest rate on the notes is the six month adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of 3.465% plus the applicable margin, which was 2.375% as of December 31, 2010. Proceeds from the issuance will be used to help fund the existing wind portfolio.

PART II

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

In May 2010, Green Frontier Wind Power, LLC, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million principal amount maturing in 2025. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. The initial interest rate on the notes is the six month adjusted LIBOR plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of approximately 3.4% plus the applicable margin, which was 2.5% as of September 30, 2010. Proceeds from the issuance will be used to help fund the existing wind portfolio.

In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

Significant Financing Activities—Year Ended 2009. Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans. Proceeds from all issuances of common stock, primarily related to the DRIP and other employee benefit plans, including employee exercises of stock options, were $519 million in 2009.

During the year ended December 31, 2009, Duke Energy’s total dividend per share of common stock was $0.94, which resulted in dividend payments of $1,222 million.

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

In November 2009, Duke Energy Carolinas issued $750 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.30% and mature February 15, 2040. Proceeds from this issuance will be used to fund capital expenditures and general corporate purposes, including the repayment at maturity of $500 million of senior notes and first mortgage bonds in the first half of 2010.

In October 2009, Duke Energy Indiana refunded $50 million of tax-exempt variable-rate demand bonds through the issuance of $50 million principal amount of tax-exempt term bonds, which carry a fixed interest rate of 4.95% and mature October 1, 2040. The tax-exempt bonds are secured by a series of Duke Energy Indiana’s first mortgage bonds.

PART II

In September 2009, Duke Energy Ohio and Duke Energy Indiana repaid and immediately re-borrowed $279 million and $123 million, respectively, under Duke Energy’s master credit facility.

In September 2009, Duke Energy Carolinas converted $77 million of tax-exempt variable-rate demand bonds to tax-exempt term bonds, which carry a fixed interest rate of 3.60% and mature February 1, 2017. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

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

In August 2009, Duke Energy issued $1 billion principal amount of senior notes, of which $500 million carry a fixed interest rate of 3.95% and mature September 15, 2014 and $500 million carry a fixed interest rate of 5.05% and mature September 15, 2019. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In June 2009, Duke Energy Indiana refunded $55 million of tax-exempt variable-rate demand bonds through the issuance of $55 million principal amount of tax-exempt term bonds due August 1, 2039, which carry a fixed interest rate of 6.00% and are secured by a series of Duke Energy Indiana’s first mortgage bonds. The refunded bonds were redeemed July 1, 2009.

In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance were used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

In March 2009, Duke Energy Indiana issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.45% and mature April 1, 2039. Proceeds from this issuance were used to fund capital expenditures, to replenish cash used to repay $97 million of senior notes which matured on March 15, 2009, to fund the repayment at maturity of $125 million of first mortgage bonds due July 15, 2009, and for general corporate purposes, including the repayment of short-term notes.

In January 2009, Duke Energy issued $750 million principal amount of 6.30% senior notes due February 1, 2014. Proceeds from the issuance were used to redeem commercial paper and for general corporate purposes.

In January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit, of which $144 million had initial rates of 0.7% reset on a weekly basis with $44 million maturing May 2035, $23 million maturing March 2031 and $77 million maturing December 2039. The remaining $127 million had initial rates of 0.5% reset on a daily basis with $77 million maturing December 2039 and $50 million maturing October 2040.

Significant Financing Activities—Year Ended 2008. Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Beginning in the fourth quarter of 2009, Duke Energy began issuing authorized but unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans. Proceeds from all issuances of common stock, primarily related to the DRIP and other employee benefit plans, including employee exercises of stock options, were $133 million in 2009.

During the year ended December 31, 2008, Duke Energy’s total dividend per share of common stock was $0.90, which resulted in dividend payments of $1,143 million.

In December 2008, Duke Energy Kentucky refunded $50 million of tax-exempt auction rate bonds through the issuance of $50 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due August 1, 2027, had an initial interest rate of 0.65% which is reset on a weekly basis.

In November 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $500 million carry a fixed interest rate of 7.00% and mature November 15, 2018 and $400 million carry a fixed interest rate of 5.75% and mature November 15, 2013. The net proceeds from issuance were used to repay amounts borrowed under the master credit facility, to repay senior notes due January 1, 2009, to replenish cash used to repay senior notes at their scheduled maturity in October 2008 and for general corporate purposes.

In October 2008, International Energy issued $153 million of debt in Brazil, of which $112 million mature in September 2013 and carry a variable interest rate equal to the Brazil interbank rate plus 2.15%, and $41 million mature in September 2015 and carry a fixed interest rate of 11.6% plus an annual inflation index. International Energy used these proceeds to pre-pay existing long-term debt balances.

In September 2008, Duke Energy and its wholly-owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky, borrowed a total of $1 billion under Duke Energy’s master credit facility. For additional information, see “Available Credit Facilities and Restrictive Debt Covenants” below.

In August 2008, Duke Energy Indiana issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.35% and mature August 15, 2038. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of short-term notes and to redeem first mortgage bonds maturing in September 2008.

In June 2008, Duke Energy issued $500 million principal amount of senior notes, of which $250 million carry a fixed interest rate of 5.65% and mature June 15, 2013 and $250 million carry a fixed interest rate of 6.25% and mature June 15, 2018. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In April 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $300 million carry a fixed interest rate of 5.10% and mature April 15, 2018 and $600 million carry a fixed interest rate of 6.05% and mature April 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of $23 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

In April 2008, Duke Energy Carolinas refunded $100 million of tax-exempt auction rate bonds through the issuance of $100 million of tax-exempt variable-rate demand bonds, which are supported by a direct-pay letter of credit. The variable-rate demand bonds, which are due November 1, 2040, had an initial interest rate of 2.15% which will be reset on a weekly basis.

In January 2008, Duke Energy Carolinas issued $900 million principal amount of first mortgage bonds, of which $400 million carry a fixed interest rate of 5.25% and mature January 15, 2018 and $500 million carry a fixed interest rate of 6.00% and mature January 15, 2038. Proceeds from the issuance were used to fund capital expenditures and for general corporate purposes, including the repayment of commercial paper. In anticipation of this debt issuance, Duke Energy Carolinas executed a series of interest rate swaps in 2007 to lock in the market interest rates at that time. The value of these interest rate swaps, which were terminated prior to issuance of the fixed rate debt, was a pre-tax loss of $18 million. This amount was recorded as a component of Accumulated Other Comprehensive Loss and is being amortized as a component of Interest Expense over the life of the debt.

PART II

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

Master Credit Facility Summary as of December 31, 2010 (in millions)(a)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio(c)	Duke Energy Indiana	Total
Facility Size(b)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper	—	(300)	—	(150)	(450)
Outstanding Letters of Credit	(11)	(7)	(27)	—	(45)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,061	$438	$639	$219	$2,357

(a)	This summary excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Contains sub limits at December 31, 2010 as follows: $650 million for Duke Energy Ohio and $100 million for Duke Energy Kentucky.

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

In September 2008, Duke Energy and its wholly owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky borrowed a total of $1 billion under Duke Energy’s Master Credit Facility. All outstanding borrowings have been repaid as of December 31, 2010.

In September 2008, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $330 million three-year letter of credit agreement with a syndicate of banks, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit up to $279 million and $51 million, respectively, on their behalf to support various series of variable rate demand bonds issued or to be issued on behalf of either Duke Energy Indiana or Duke Energy Kentucky. In September 2010, the letter of credit agreement was amended to reduce the size to $327 million and extend the maturity date to September 2012. This credit facility, which is not part of Duke Energy’s master credit facility, may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2010, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

Credit Ratings. Duke Energy and certain subsidiaries each hold credit ratings by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). Duke Energy’s corporate credit rating and issuer credit rating from S&P and Moody’s, respectively, as of February 1, 2011 is A- and Baa2, respectively. The following table summarizes the February 1, 2011 unsecured credit ratings from the rating agencies retained by Duke Energy and its principal funding subsidiaries.

Senior Unsecured Credit Ratings Summary as of February 1, 2011

	Standard and Poor’s	Moody’s Investors Service
Duke Energy Corporation	BBB+	Baa2
Duke Energy Carolinas, LLC	A-	A3
Cinergy Corp.	BBB+	Baa2
Duke Energy Ohio, Inc.	A-	Baa1
Duke Energy Indiana, Inc.	A-	Baa1
Duke Energy Kentucky, Inc.	A-	Baa1

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

On January 10, 2011, S&P and Moody’s affirmed the ratings and stable outlook of Duke Energy and its subsidiaries, except for Duke Energy Ohio which the outlook was changed from positive to stable. These rating agency actions were taken in response to the announcement of the proposed merger with Progress. See Note 3 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets” for further details on the proposed merger.

Credit-Related Clauses. Duke Energy may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at S&P or Moody’s. As of December 31, 2010, Duke Energy had $4 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB- at S&P or Baa3 at

PART II

Moody’s, and $14 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s.

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

Duke Energy has paid quarterly cash dividends for 85 consecutive years and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries. As discussed in Note 4 to the Consolidated Financial Statements “Regulatory Matters”, Duke Energy’s wholly-owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy via dividend, advance or loan as a result of conditions imposed by various regulators in conjunction with Duke Energy’s merger with Cinergy. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2010, the amount of restricted net assets of wholly-owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is $9.8 billion. However, Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated Retained Earnings account. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have any significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.

Off-Balance Sheet Arrangements

Duke Energy and certain of its subsidiaries enter into guarantee arrangements in the normal course of business to facilitate commercial transactions with third parties. These arrangements include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications.

Most of the guarantee arrangements entered into by Duke Energy enhance the credit standing of certain subsidiaries, non-consolidated entities or less than wholly-owned entities, enabling them to conduct business. As such, these guarantee arrangements involve elements of performance and credit risk, which are not included on the Consolidated Balance Sheets. The possibility of Duke Energy, either on its own or on behalf of Spectra Energy Capital, LLC (Spectra Capital) through indemnification agreements entered into as part of the spin-off of Spectra Energy Corp (Spectra Energy), having to honor its contingencies is largely dependent upon the future operations of the subsidiaries, investees and other third parties, or the occurrence of certain future events.

Duke Energy performs ongoing assessments of its guarantee obligations to determine whether any liabilities have been triggered as a result of potential increased non-performance risk by parties for which Duke Energy has issued guarantees. Except for certain performance obligations related to Crescent, which filed Chapter 11 bankruptcy petitions in a U.S. Bankruptcy court in June 2009 and for which a liability of $26 million was recorded during 2009 due to the probability of performance under certain guarantees, it is not probable as of December 31, 2010 that Duke Energy will have to perform under its remaining existing guarantee obligations. However, management continues to monitor the financial condition of the third parties or non-wholly-owned entities for whom Duke Energy has issued guarantees on behalf of to determine whether performance under these guarantees becomes probable in the future.

See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further details of the guarantee arrangements.

Issuance of these guarantee arrangements is not required for the majority of Duke Energy’s operations. Thus, if Duke Energy discontinued issuing these guarantees, there would not be a material impact to the consolidated results of operations, cash flows or financial position.

Duke Energy holds interests in VIEs, both consolidated and unconsolidated. For further information, see Note 17 to the Consolidated Financial Statements, “Variable Interest Entities”.

Other than the guarantee arrangements discussed above and normal operating lease arrangements, Duke Energy does not have any material off-balance sheet financing entities or structures. For additional information on these commitments, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Contractual Obligations

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations for each of the periods presented.

Contractual Obligations as of December 31, 2010

	Payments Due By Period
	Total	Less than 1 year (2011)	2-3 Years (2012 & 2013)	4-5 Years (2014 & 2015)	More than 5 Years (2016 & Thereafter)
	(in millions)
Long-term debt(a)	$29,475	$1,197	$5,757	$4,095	$18,426
Capital leases(b)	660	54	98	89	419
Operating leases(b)	523	87	136	83	217
Purchase Obligations:(h)
Firm capacity and transportation payments(c)	359	23	39	39	258
Energy commodity contracts(d)	13,771	3,323	4,709	2,907	2,832
Other purchase, maintenance and service obligations(e)	2,650	2,260	41	115	234
Other funding obligations(f)	480	48	96	96	240

Total contractual cash obligations(g)	$47,918	$6,992	$10,876	$7,424	$22,626

PART II

(a)	See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities.” Amount includes interest payments over life of debt. Interest payments on variable rate debt instruments were calculated using interest rates derived from the interpolation of the forecast interest rate curve. In addition, a spread was placed on top of the interest rates to aid in capturing the volatility inherent in projecting future interest rates.
(b)	See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.” Amounts in the table above include the interest component of capital leases based on the interest rates explicitly stated in the lease agreements.
(c)	Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity, and natural gas transportation contracts.
(d)	Includes contractual obligations to purchase physical quantities of electricity, coal, nuclear fuel and limestone. Also, includes contracts that Duke Energy has designated as hedges, undesignated contracts and contracts that qualify as normal purchase/normal sale (NPNS). For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2010. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting agreements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.
(e)	Includes contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for new generation plants and nuclear plant refurbishments, environmental projects on fossil facilities, major maintenance of certain non-regulated plants, maintenance and day to day contract work at certain wind facilities and commitments to buy wind and combustion turbines (CT). Amount excludes certain open purchase orders for services that are provided on demand, for which the timing of the purchase cannot be determined.
(f)	Relates to future annual funding obligations to the nuclear decommissioning trust fund (NDTF) (see Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations”).
(g)	The table above excludes certain obligations discussed herein related to amounts recorded within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets due to the uncertainty of the timing and amount of future cash flows necessary to settle these obligations. The amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as Duke Energy may use internal resources or external resources to perform retirement activities. As a result, cash obligations for asset retirement activities are excluded from the table above. However, the vast majority of asset retirement obligations will be settled beyond 2014. Asset retirement obligations recognized on the Consolidated Balance Sheets total $1,816 million and the fair value of the NDTF, which will be used to help fund these obligations, is $2,014 million at December 31, 2010. The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing of when cash payments will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans”) and regulatory liabilities (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excluded are Deferred Income Taxes and Investment Tax Credits recorded on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Additionally, amounts related to uncertain tax positions are excluded from the table above due to uncertainty of timing of future payments.
(h)	Current liabilities, except for current maturities of long-term debt, and purchase obligations reflected in the Consolidated Balance Sheets, have been excluded from the above table.

Quantitative and Qualitative Disclosures About Market Risk.

Risk Management Policies

Duke Energy and its registrants are exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Finance and Risk Management Committee of the Board of Directors receives periodic updates from the Chief Risk Officer and other members of management on market risk positions, corporate exposures, credit exposures and overall risk management activities. The Chief Risk Officer is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

Commodity Price Risk

Duke Energy

Duke Energy and its registrants are exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. Duke Energy’s exposure to these fluctuations is limited by the cost-based regulation of its U.S. Franchised Electric and Gas operations and certain portions of Commercial Power’s operations as these regulated operations are typically allowed to recover certain of these costs through various cost-recovery clauses, including fuel clauses. While there may be a delay in timing between when these costs are incurred and when these costs are recovered through rates, changes from year to year have no material impact on operating results of these regulated operations. Additionally, most of Duke Energy’s long-term power sales contracts substantially shift all fuel price risk to the purchaser.

Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. Duke Energy employs established policies and procedures to manage its risks associated with these market fluctuations, which may include using various commodity derivatives, such as swaps, futures, forwards and options. For additional information, see Note 14 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities.”

Validation of a contract’s fair value is performed by an internal group separate from Duke Energy’s deal origination areas. While Duke Energy uses common industry practices to develop its valuation techniques, changes in Duke Energy’s pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Hedging Strategies. Duke Energy closely monitors the risks associated with commodity price changes on its future operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations. Duke Energy’s primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to the prices of power and fuel.

The majority of derivatives used to manage Duke Energy’s commodity price exposure are either not designated as a hedge or do not qualify for hedge accounting. These instruments are referred to as undesignated contracts. Undesignated derivatives entered into by

PART II

regulated businesses reflect mark-to-market changes of the derivative instruments fair value as a regulatory asset or liability on the Consolidated Balance Sheets. Undesignated derivatives entered into by unregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.

Certain derivatives used to manage Duke Energy’s commodity price exposure are accounted for as either cash flow hedges or fair value hedges. To the extent that instruments accounted for as hedges are effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations until after delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including the use of contracts with different commodities or unmatched terms and counterparty credit risk. Hedge effectiveness is monitored regularly and measured at least quarterly.

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, Duke Energy enters into other contracts that qualify for the NPNS exception. When a contract meets the criteria to qualify as a NPNS, U.S. Franchised Electric and Gas and Commercial Power apply such exception. Income recognition and realization related to normal purchases and normal sales contracts generally coincide with the physical delivery of power. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract as long as the transaction remains probable of occurring.

Generation Portfolio Risks for 2011. Duke Energy is primarily exposed to market price fluctuations of wholesale power, natural gas, and coal prices in the U.S. Franchised Electric and Gas and Commercial Power segments. Duke Energy optimizes the value of its bulk power marketing (BPM) and non-regulated generation portfolios. The portfolios include generation assets (power and capacity), fuel, and emission allowances. The component pieces of the portfolio are bought and sold based on models and forecasts of generation in order to manage the economic value of the portfolio in accordance with the strategies of the business units. The generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% price change per MWh in forward wholesale power prices would have a corresponding effect on Duke Energy’s pre-tax income of $20 million in 2011 and would have had a $12 million impact in 2010, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% change in the forward price per ton of coal would have a corresponding effect on Duke Energy’s pre-tax income of $2 million in 2011 and would have had an $8 million impact in 2010, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% price change per Million British Thermal Unit (MMBtu) in natural gas prices would have a corresponding effect on Duke Energy’s pre-tax income of $17 million in 2011 and would have had a $6 million impact in 2010, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below.

Sensitivities for derivatives beyond 2011. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2011 are also exposed to changes in fair value due to market price fluctuations of wholesale power and coal. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% price change in the forward price per MWh of wholesale power would have a corresponding effect on Duke Energy’s pre-tax income of $20 million in 2011 and would have had a $24 million impact in 2010, resulting from the impact of mark-to-market changes on non-qualifying and undesignated power contracts pertaining to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% change in the forward price per ton of coal would have an insignificant effect on Duke Energy’s pre-tax income in 2011 and $10 million in 2010, resulting from the impact of mark-to-market changes on non-qualifying and undesignated coal contracts pertaining to periods in excess of one year from the respective date.

Other Commodity Risks. At December 31, 2010, pre-tax income in 2011 was not expected to be materially impacted for exposures to other commodities’ price changes.

The commodity price sensitivity calculations above consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Duke Energy Carolinas

Duke Energy Carolinas has limited exposure to market price changes in fuel incurred for its retail customers due to the cost tracking and recovery mechanisms in its retail jurisdictions. Duke Energy Carolinas does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emissions allowances with its BPM sales. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. Duke Energy Carolinas employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as forwards and swaps. For further information see Note 14 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities.

Generation Portfolio Risks for 2011. Duke Energy Carolinas is primarily exposed to market price fluctuations of wholesale power prices through its BPM activities. The generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a ten percent price change per MWh in forward wholesale power prices would have a corresponding effect on Duke Energy Carolinas’ pre-tax income of $1 million in both 2011 and 2010, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date.

Duke Energy Carolinas’ exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location, availability of coal supply, and unique or specific contract terms. The commodity price sensitivity calculations above consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Duke Energy Ohio

Duke Energy Ohio has limited exposure to market price changes of fuel and emission allowance costs incurred for its retail customers due to the use of cost tracking and recovery mechanisms in its retail jurisdictions. Duke Energy Ohio does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve retail operations and it natural gas distribution. Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities, such as gas or coal. Duke Energy Ohio employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as forwards, swaps and options. See Note 14 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities,” for additional information. Other

PART II

derivatives used to manage Duke Energy Ohio’s commodity price exposure are either not designated as a hedge or do not qualify for hedge accounting. Derivatives related to regulated businesses reflect changes in the fair value of the derivative instruments as a regulatory asset or liability on the Consolidated Balance Sheets. Derivatives related to unregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.

Generation Portfolio Risks for 2011. Duke Energy Ohio is primarily exposed to market price fluctuations of wholesale power, coal, natural gas and emission allowance prices associated with its excess capacity from generation assets that are dedicated to serve Ohio retail customers and its non-regulated operations. Duke Energy Ohio closely monitors the risks associated with these commodity price changes on its future generation operations and, where appropriate, uses various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations, in addition to optimizing the value of its non-regulated generation portfolio. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio, where such market transparency exists. The generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% price change per MWh in forward wholesale power prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of $19 million in 2011 and $10 million in 2010, respectively, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% change in the forward price per ton of coal would have a corresponding effect on Duke Energy Ohio’s pre-tax income of $2 million in 2011 and $8 million in 2010, respectively, excluding the impact of mark-to-market changes on non-qualifying or undesignated hedges relating to periods in excess of one year from the respective date, which are discussed further below. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% price change per MMBtu in natural gas prices would have a corresponding effect on Duke Energy Ohio’s pre-tax income of $17 million in 2011 and $6 million in 2010, respectively, excluding the impact of mark-to-market changes on undesignated hedges relating to periods in excess of one year from the respective date.

Sensitivities for derivatives beyond 2011. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2011 are also exposed to changes in fair value due to market price fluctuations of wholesale power and coal. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% price change in the forward price per MWh of wholesale power would have a corresponding effect on Duke Energy Ohio’s pre-tax income of $20 million in 2011 and $24 million in 2010, respectively, resulting from the impact of mark-to-market changes on non-qualifying and undesignated power contracts pertaining to periods in excess of one year from the respective date. Based on a sensitivity analysis as of December 31, 2010 and 2009, it was estimated that a 10% change in the forward price per ton of coal would have an insignificant effect on Duke Energy Ohio’s pre-tax income in 2011 and $10 million in 2010, resulting from the impact of mark-to-market changes on non-qualifying and undesignated coal contracts pertaining to periods in excess of one year from the respective date.

Duke Energy Ohio’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The commodity price sensitivity calculations above consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Duke Energy Indiana

Duke Energy Indiana has limited exposure to market price changes of fuel and emission allowance costs incurred for its retail customers due to the use of cost tracking and recovery mechanisms in the state of Indiana. Duke Energy Indiana does have exposure to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve retail operations or committed load (i.e., bi-lateral and wholesale power sales). Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities, such as gas, coal or emission allowances. Duke Energy Indiana employs established policies and procedures to manage its risks associated with these market fluctuations using various commodity derivatives, such as forwards, swaps and options. See Note 14 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities,” for additional information.

Generation Portfolio Risks for 2011. Duke Energy Indiana is primarily exposed to the impact of market fluctuations in the prices of electricity, fuel and emission allowances associated with its generation output not utilized to serve retail operations or committed load (through its bi-lateral and wholesale power sales activities), although the impact on the Consolidated Statements of Operations reported earnings is partially offset by mechanisms in the regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Duke Energy Indiana closely monitors the risks associated with these commodity price changes on its future generation operations and, where appropriate, uses various commodity instruments such as forward contracts and swap contracts to mitigate the effect of such fluctuations on operations. The portfolio includes generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on this model in order to manage the economic value of the portfolio, where such market transparency exists. Based on a sensitivity analysis performed as of December 31, 2010, Duke Energy Indiana’s forecasted exposure to commodity price risk is not anticipated to have any material adverse effect on its consolidated results of operations in 2011. The sensitivity analysis performed as of December 31, 2009 related to forecasted exposure to commodity price risk during 2010 also indicated that commodity price risk would not have any material adverse effect on Duke Energy Indiana’s consolidated results of operations during 2010 and the impacts of changing commodity prices in its consolidated results of operations for 2010 was insignificant.

Duke Energy Indiana’s exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The commodity price sensitivity calculations above consider existing hedge positions and estimated production levels, but do not consider other potential effects that might result from such changes in commodity prices.

Credit Risk

Duke Energy

Credit risk represents the loss that Duke Energy Registrants would incur if a counterparty fails to perform under its contractual obligations. To reduce credit exposure, Duke Energy seeks to enter into netting agreements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties. Duke Energy attempts to further reduce credit risk with certain counterparties by

PART II

entering into agreements that enable Duke Energy to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Duke Energy may, at times, use credit derivatives or other structures and techniques to provide for third-party credit enhancement of Duke Energy’s counterparties’ obligations. Duke Energy also obtains cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Duke Energy’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy frequently uses master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Duke Energy’s principal customers for power and natural gas marketing and transportation services are industrial end-users, marketers, local distribution companies, municipalities, electric cooperatives and utilities located throughout the U.S. and Latin America. Duke Energy has concentrations of receivables from natural gas and electric utilities and their affiliates, as well as industrial customers and marketers throughout these regions. These concentrations of customers may affect Duke Energy’s overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, Duke Energy analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,005 million in excess of the self insured retention. Insurance recoveries of $850 million and $984 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2010 and 2009, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy and its subsidiaries also have credit risk exposure through issuance of performance guarantees, letters of credit and surety bonds on behalf of less than wholly-owned entities and third parties. Where Duke Energy has issued these guarantees, it is possible that Duke Energy could be required to perform under these guarantee obligations in the event the obligor under the guarantee fails to perform. Where Duke Energy has issued guarantees related to assets or operations that have been disposed of via sale, Duke Energy attempts to secure indemnification from the buyer against all future performance obligations under the guarantees. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further information on guarantees issued by Duke Energy or its subsidiaries.

Duke Energy is also subject to credit risk of its vendors and suppliers in the form of performance risk on contracts including, but not limited to, outsourcing arrangements, major construction projects and commodity purchases. Duke Energy’s credit exposure to such vendors and suppliers may take the form of increased costs or project delays in the event of non-performance.

Based on Duke Energy’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy does not currently anticipate a materially adverse effect on its consolidated financial position or results of operations as a result of non-performance by any counterparty.

Duke Energy Carolinas

Retail. Credit risk associated with Duke Energy Carolinas’ service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Duke Energy Carolinas mitigates this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers have historically been insignificant to the operations of Duke Energy Carolinas and are typically recovered through the retail rates. Management continually monitors customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves.

Wholesale Sales. To reduce credit exposure related to wholesale sales, Duke Energy Carolinas seeks to enter into netting agreements with counterparties that permit Duke Energy Carolinas to offset receivables and payables with such counterparties. Duke Energy Carolinas attempts to further reduce credit risk with certain counterparties by entering into agreements that enable Duke Energy Carolinas to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Where exposed to credit risk, Duke Energy Carolinas analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy Carolinas’ principal customers for wholesale sales are marketers, municipalities, electric cooperatives and utilities located throughout the Southeastern United States. Duke Energy Carolinas has concentrations of receivables from the electric utilities sector. These concentrations of customers may affect Duke Energy Carolinas’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Based on Duke Energy Carolinas’ policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy Carolinas does not anticipate a materially adverse effect on its consolidated financial position or results of operations as a result of non-performance by any counterparty.

Other. Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,005 million in excess of the self insured retention. Insurance recoveries of $850 million and $984 million related to this policy are classified in the Consolidated Balance Sheets primarily in Other within Investments and Other Assets and Receivables as of December 31, 2010 and 2009, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Carolinas is also subject to credit risk of its vendors and suppliers in the form of performance risk on contracts including but not limited to outsourcing arrangements, major construction projects and commodity purchases. Duke Energy Carolinas credit exposure to such vendors and suppliers may take the form of increased costs or project delays in the event of non-performance.

Duke Energy Ohio

Retail. Credit risk associated with Duke Energy Ohio’s service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Duke Energy Ohio mitigates this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers have historically been insignificant to the operations of Duke Energy Ohio and are typically recovered through the retail rates. Management continually monitors customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Ohio sells

PART II

certain of its accounts receivable and related collections through Cinergy Receivables, a Duke Energy consolidated variable interest entity. Losses on collection are first absorbed by the equity of Cinergy Receivables and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 17 to the Consolidated Financial Statements, “Variable Interest Entities.”

Wholesale Sales. To reduce credit exposure related to wholesale sales, Duke Energy Ohio seeks to enter into netting agreements with counterparties that permit it to offset receivables and payables with such counterparties. Duke Energy Ohio attempts to further reduce credit risk with certain counterparties by entering into agreements that enable it to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Where exposed to credit risk, Duke Energy Ohio analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy Ohio’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Ohio may use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Based on Duke Energy Ohio’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy Ohio does not currently anticipate a materially adverse effect on its financial position, results of operations or cash flows as a result of non-performance by any counterparty.

Duke Energy Ohio is also subject to credit risk of its vendors and suppliers in the form of performance risk on contracts including but not limited to outsourcing arrangements and commodity purchases. Duke Energy Ohio credit exposure to such vendors and suppliers may take the form of increased costs or project delays in the event of non-performance.

Duke Energy Indiana

Retail. Credit risk associated with Duke Energy Indiana’s service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. Duke Energy Indiana mitigates this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for the retail customers have historically been insignificant to the operations of Duke Energy Indiana and are typically recovered through the retail rates. Management continually monitors customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Indiana sells certain of its accounts receivable and related collections through Cinergy Receivables, a Duke Energy consolidated variable interest entity. Losses on collection are first absorbed by the equity of Cinergy Receivables and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 17 to the Consolidated Financial Statements, “Variable Interest Entities.”

Wholesale Sales. To reduce credit exposure related to bi-lateral sales, Duke Energy Indiana seeks to enter into netting agreements with counterparties that permit it to offset receivables and payables with such counterparties. Duke Energy Indiana attempts to further reduce credit risk with certain counterparties by entering into agreements that enable it to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events. Where exposed to credit risk, Duke Energy Indiana analyzes the counterparties’ financial condition prior to entering into an agreement, establishes credit limits and monitors the appropriateness of those limits on an ongoing basis. Duke Energy Indiana’s industry has historically operated under negotiated credit lines for physical delivery contracts. Duke Energy Indiana may use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

Based on Duke Energy Indiana’s policies for managing credit risk, its exposures and its credit and other reserves, Duke Energy Indiana does not currently anticipate a material adverse effect on its consolidated results of operations, cash flows or financial position as a result of non-performance by any counterparty.

Duke Energy Indiana is also subject to credit risk of its vendors and suppliers in the form of performance risk on contracts including but not limited to outsourcing arrangements, major construction projects and commodity purchases. Duke Energy Indiana credit exposure to such vendors and suppliers may take the form of increased costs or project delays in the event of non-performance.

Interest Rate Risk

The Duke Energy Registrants are exposed to risk resulting from changes in interest rates as a result of their issuance of variable and fixed rate debt and commercial paper. The Duke Energy Registrants manage interest rate exposure by limiting variable-rate exposures to a percentage of total capitalization and by monitoring the effects of market changes in interest rates. The Duke Energy registrants also enter into financial derivative instruments, which may include instruments such as, but not limited to, interest rate swaps, swaptions and U.S. Treasury lock agreements to manage and mitigate interest rate risk exposure. See Notes 1, 6, 14, and 15 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” “Debt and Credit Facilities,” “Risk Management, Derivative Instruments and Hedging Activities,” and “Fair Value of Financial Assets and Liabilities.”

Duke Energy

Based on a sensitivity analysis as of December 31, 2010, it was estimated that if market interest rates average 1% higher (lower) in 2011 than in 2010, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $8 million. Comparatively, based on a sensitivity analysis as of December 31, 2009, had interest rates averaged 1% higher (lower) in 2010 than in 2009, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by $19 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term and long-term investments, cash and cash equivalents outstanding as of December 31, 2010 and 2009. The decrease in interest rate sensitivity is primarily due to repayment of the master credit facility borrowings, swapping project financed debt from floating to fixed and increased cash balances. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy’s financial structure.

Duke Energy Carolinas

Based on a sensitivity analysis as of December 31, 2010, it was estimated that if market interest rates average 1% higher (lower) in 2011 than in 2010, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $2 million Comparatively, based

PART II

on a sensitivity analysis as of December 31, 2009, had interest rates averaged 1% higher (lower) in 2010 than in 2009, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by $5 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term and long-term investments, cash and cash equivalents outstanding as of December 31, 2010 and 2009. The decrease in interest rate sensitivity is primarily due to a decrease of cash and short-term investments and decrease in floating-rate pollution control bonds. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Carolinas’ financial structure.

Duke Energy Ohio

Based on a sensitivity analysis as of December 31, 2010, it was estimated that if market interest rates average 1% higher (lower) in 2011 than in 2010, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $1 million. Comparatively, based on a sensitivity analysis as of December 31, 2009, had interest rates averaged 1% higher (lower) in 2010 than in 2009, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by $7 million. These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, including money pool balances, adjusted for interest rate hedges and cash and cash equivalents outstanding as of December 31, 2010 and 2009. The decrease in interest rate sensitivity is primarily due to an increase in cash. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Ohio’s financial structure.

Duke Energy Indiana

Based on a sensitivity analysis as of December 31, 2010, it was estimated that if market interest rates average 1% higher (lower) in 2011 than in 2010, interest expense, net of offsetting impacts in interest income, would increase (decrease) by $5 million. Comparatively, based on a sensitivity analysis as of December 31, 2009, had interest rates averaged 1% higher (lower) in 2010 than in 2009, it was estimated that interest expense, net of offsetting impacts in interest income, would have increased (decreased) by $6 million. These sensitivities were estimated by considering the impact of the hypothetical interest rates on variable-rate instruments outstanding, including money pool balances, adjusted for cash and cash equivalents outstanding as of December 31, 2010 and 2009. There were no open interest rate hedge positions as of December 31, 2010. The slight decrease in interest rate sensitivity is primarily due to an increase in cash. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in Duke Energy Indiana’s financial structure.

Marketable Securities Price Risk

Duke Energy

As described further in Note 16 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities,” Duke Energy invests in debt and equity securities as part of various investment portfolios to fund certain obligations of the business. The vast majority of the investments in equity securities are within the NDTF and assets of the various pension and other post-retirement benefit plans.

Pension Plan Assets. Duke Energy maintains investments to help fund the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. Duke Energy has established asset allocation targets for its pension plan holdings, which take into consideration the investment objectives and the risk profile with respect to the trust in which the assets are held. Duke Energy’s target asset allocation for equity securities is 58% of the value of the plan assets and the holdings are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. A significant decline in the value of plan asset holdings could require Duke Energy to increase its funding of the pension plan in future periods, which could adversely affect cash flows in those periods. Additionally, a decline in the fair value of plan assets, absent additional cash contributions to the plan, could increase the amount of pension cost required to be recorded in future periods, which could adversely affect Duke Energy’s results of operations in those periods. During 2010, Duke Energy contributed $400 million to its qualified pension plan. See Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on pension plan assets.

Duke Energy Carolinas

NDTF. As required by the NRC and the NCUC, Duke Energy Carolinas maintains trust funds to fund the costs of nuclear decommissioning (see Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations”). As of December 31, 2010, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per the NRC and the NCUC requirements, these funds may be used only for activities related to nuclear decommissioning. The investments in equity securities are exposed to price fluctuations in equity markets. Accounting for nuclear decommissioning recognizes that costs are recovered through Duke Energy Carolinas’ rates; therefore, fluctuations in equity prices do not affect Duke Energy Carolinas’ Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities pursuant to an Order by the NCUC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through Duke Energy Carolinas’ rates.

In 2005 and again in 2009 and 2010, the NCUC and PSCSC approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2010, 2009 and 2008, Duke Energy expensed $48 million and contributed cash of $48 million to the NDTF for decommissioning costs. The balance of the NDTF was $2,014 million and $1,765 million as of December 31, 2010 and 2009, respectively.

As the NCUC and the PSCSC require that Duke Energy update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of $3 billion in 2008 dollars. This estimate includes Duke Energy Carolina’s 19.25% ownership interest in the Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. Duke Energy filed these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC in April 2009. In addition to the decommissioning cost studies, a new funding study was completed and indicates the current annual funding requirement of $48 million is sufficient to cover the estimated decommissioning costs. Both the NCUC and the PSCSC approved the existing $48 million annual funding level for nuclear decommissioning costs.

Both the NCUC and the PSCSC have allowed Duke Energy to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy’s nuclear stations. Duke Energy believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

PART II

The following table provides the fair value of investments held in the NDTF at December 31, 2010:

Fair Value at December 31, 2010
(in millions)
Equity Securities	$1,365
Corporate Debt Securities	227
U.S. Government Bonds	224
Municipal Bonds	43
Other	155

Total	$2,014

PART II

Pension and Other Post-Retirement Benefit Plans. The Subsidiary Registrants’ proportionate share of Duke Energy’s costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. In 2010, Duke Energy contributed $400 million to its qualified pension plans, of which $158 million was funded by Duke Energy Carolinas, $45 million was funded by Duke Energy Ohio and $46 million was funded by Duke Energy Indiana. See Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on pension plan assets.

Foreign Currency Risk

Duke Energy is exposed to foreign currency risk from investments in international affiliate businesses owned and operated in foreign countries and from certain commodity-related transactions within domestic operations that are denominated in foreign currencies. To mitigate risks associated with foreign currency fluctuations, contracts may be denominated in or indexed to the U.S. Dollar/inflation rates and/or local inflation rates, or investments may be naturally hedged through debt denominated or issued in the foreign currency. Duke Energy may also use foreign currency derivatives, where possible, to manage its risk related to foreign currency fluctuations. To monitor its currency exchange rate risks, Duke Energy uses sensitivity analysis, which measures the impact of devaluation of the foreign currencies to which it has exposure.

In 2011, Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real. A 10% devaluation in the currency exchange rates as of December 31, 2010 in all of Duke Energy’s exposure currencies would result in an estimated net pre-tax loss on the translation of local currency earnings of $20 million to Duke Energy’s Consolidated Statements of Operations in 2011. The Consolidated Balance Sheet would be negatively impacted by $180 million currency translation through the cumulative translation adjustment in Accumulated Other Comprehensive Income (AOCI) as of December 31, 2010 as a result of a 10% devaluation in the currency exchange rates. For comparative purposes, as of December 31, 2009, a 10% devaluation in the currency exchange rates in all of Duke Energy’s exposure currencies was expected to result in an estimated net pre-tax loss on the translation of local currency earnings of $20 million to Duke Energy’s Consolidated Statements of Operations and a reduction of $160 million currency translation through the cumulative translation adjustment in AOCI as of December 31, 2009.

Other Issues

General. Duke Energy’s fixed charges coverage ratio, as calculated using SEC guidelines, was 3.0 times for both 2010 and 2009, and 3.4 times for 2008. Duke Energy Carolinas’ fixed charges coverage ratio, as calculated using SEC guidelines, was 3.6 times for 2010, and 3.5 times for both 2009 and 2008. For Duke Energy Ohio, for the years ended December 31, 2010 and December 31, 2009, earnings were insufficient to cover fixed charges by $317 million and $244 million, respectively, due primarily to non-cash goodwill impairment charges of $677 million and $727 million, respectively. For the year ended December 31, 2008, Duke Energy Ohio’s fixed charges coverage ratio was 4.6 times. Duke Energy Indiana’s fixed charges coverage ratio, as calculated using SEC guidelines was 3.6 times for 2010, 2.9 times for 2009 and 3.8 times for 2008.

Global Climate Change and Other EPA Regulations Under Development. Although there is still much to learn about the causes and long-term effects of climate change, many, including the Duke Energy Registrants, advocate taking steps now to begin reducing greenhouse gas (GHG) emissions with the long-term aim of stabilizing the atmospheric concentration of GHGs.

The U.S. Environmental Protection Agency (EPA) publishes an inventory of man-made U.S. GHG emissions annually. Carbon dioxide (CO2), a byproduct of all sources of combustion including fossil fuel combustion and motor vehicle operations, currently accounts for about 85% of total U.S. GHG emissions. The Duke Energy Registrants’ GHG emissions consist primarily of CO2 and most come from its fleet of coal-fired power plants in the U.S. In 2010, the Duke Energy Registrants’ U.S. power plants emitted approximately 97.5 million tons of CO2. The CO2 emissions from Duke Energy’s international electric operations are less than 3 million tons annually. The Duke Energy Registrants’ future CO2 emissions will be influenced by variables including new regulations, economic conditions that affect electricity demand, and the Duke Energy Registrants’ decisions regarding generation technologies deployed to meet customer electricity needs.

On June 26, 2009, the U.S. House of Representatives passed H.R. 2454—the American Clean Energy and Security Act of 2009 (ACES). This legislation included a GHG cap-and-trade program covering approximately 85% of the GHG emissions in the U.S. economy, including emissions from the electric utility sector. On November 5, 2009, the U.S. Senate Environment and Public Works Committee passed and sent to the Senate floor S. 1733 – the Clean Energy Jobs and American Power Act of 2009. The Senate’s legislation included an economy-wide cap-and-trade program similar to the one contained in ACES. However, the 111th Congress adjourned on January 3, 2011, without passage of H.R 2454 or any other legislation mandating the control or reduction of GHG emissions. This means that any potential effort by the 112th Congress to pass legislation mandating GHG emission reductions would have to start anew because legislation that is not passed in a previous Congress does not carry over to the next.

The Duke Energy Registrants believe that it is highly unlikely that legislation mandating reductions in GHG emissions will be passed by the 112th Congress which ends at the end of 2012. Beyond 2012 the prospects for enactment of any legislation mandating reductions in GHG emissions is highly uncertain. While the Duke Energy Registrants continue to believe that Congress will eventually adopt some form of mandatory GHG emission reduction legislation, management cannot predict if or when such legislation might be enacted, what the requirements of any potential legislation might be, or the potential impact it might have on the Duke Energy Registrants.

On December 7, 2009, the EPA finalized an Endangerment Finding for greenhouse gases under the Clean Air Act (CAA). The Endangerment Finding did not impose any regulatory requirements on the electric utility industry, but it was a necessary prerequisite for the EPA to be able to finalize several subsequent GHG rules. A subsequent EPA regulation of GHGs from mobile sources issued in 2010 resulted in GHGs being pollutants subject to regulation under the CAA, thereby subjecting newly constructed and modified stationary sources to CAA’s Prevention of Significant Deterioration (PSD) permitting program for increases in GHGs. Without any changes, the CAA requirements would have subjected tens of thousands of additional stationary sources to PSD permitting requirements. To avoid this result, the EPA issued the Tailoring Rule on June 3, 2010. Under the Tailoring Rule, which went into effect on January 2, 2011, new major stationary sources of GHGs and existing major stationary sources of GHGs that undertake a modification that will result in a net GHG emissions increase of at least 75,000 tons per year are subject to GHG permitting requirements under the PSD permitting program. All of the Duke Energy Registrants’ existing coal-fired generating units and several of its natural gas-fired generating units are major sources of GHG emissions. The PSD permitting program requires sources that trigger PSD permitting requirements for GHGs to perform a Best Available Control Technology (BACT) analysis for GHG emissions to determine what, if any, actions must be taken at the source to limit its GHG emissions. In each of the states in which the Duke Energy Registrants operates major stationary sources of GHG emissions, the state is the permitting authority for the PSD program. This means that the states will ultimately determine the BACT requirements that will apply in the event the Duke Energy Registrants trigger PSD permitting requirements for GHG emissions at any of its facilities.

Greenhouse gas PSD permitting requirements and the application of BACT to limit GHG emissions do not apply to any existing source that does not undertake a modification resulting in a net GHG emissions increase of at least 75,000 tons per year. While the Duke Energy

PART II

Registrants do not anticipate taking actions that would trigger the PSD permitting requirements for GHGs at any of its existing generating facilities or facilities currently under construction, if it were to do so, management does not believe that it would have a material impact on the Duke Energy Registrants’ future results of operations.

Numerous entities have filed petitions with the D.C. Circuit Court of Appeals for review of EPA’s Endangerment Finding and Tailoring Rule. Management cannot predict the outcome of the litigation and it could be several years before the legal challenges are ultimately resolved.

In December 2010, the EPA announced that it had entered into a settlement agreement requiring it to propose by July 26,2011 and finalize by May 26, 2012 a rule to establish GHG emission standards (New Source Performance Standards) for new fossil-fueled electric generating units and existing fossil-fueled electric generating units that undertake a major modification. The EPA also announced that it will issue emission guidelines for states for their use in developing plans for reducing GHG emissions at existing fossil-fueled electric generating units that do not undertake a major modification. The outcome of these pending EPA regulatory actions is uncertain and management cannot determine at this time if they will have a material impact on the Duke Energy Registrants’ future results of operations or cash flows.

The Duke Energy Registrants do not anticipate any of the states in which it currently operates fossil-fueled electric generating units to take action to mandate reductions in GHG emissions from these facilities.

The Duke Energy Registrants are taking actions today that will result in reduced GHG emissions over time. These actions will lower the Duke Energy Registrants’ exposure to any future mandatory GHG emission reduction requirements, whether a result of federal legislation or EPA regulation. Under any future scenario involving mandatory GHG limitations, The Duke Energy Registrants would plan to seek recovery of their compliance costs through appropriate regulatory mechanisms in the jurisdictions in which it operates.

The Duke Energy Registrants recognize that certain groups associate severe weather events with climate change, and forecast the possibility that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes of extreme weather events (such as increased frequency, duration, and severity), the long period of time over which any potential changes might take place, and the inability to predict these with any degree of accuracy, make estimating any potential future financial risk to the Duke Energy Registrants’ operations that may result from the physical risks of potential changes in the frequency and/or severity of extreme weather events, whatever the cause or causes might be, impossible. Currently, the Duke Energy Registrants plan and prepare for extreme weather events that it experiences from time to time, such as ice storms, tornados, hurricanes, severe thunderstorms, high winds and droughts. The Duke Energy Registrants’ past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events. For example, the Duke Energy Registrants routinely take steps to reduce the potential impact of severe weather events on its electric distribution systems. The Duke Energy Registrants’ electric generating facilities are designed to withstand extreme weather events without damage. The Duke Energy Registrants maintain an inventory of coal and oil on site to mitigate the effects of any potential short-term disruption in its fuel supply so it can continue to provide its customers with an uninterrupted supply of electricity. The Duke Energy Registrants have a program in place to effectively manage the impact of future droughts on its operations. The Duke Energy Registrants do not currently operate in coastal areas and therefore are not exposed to the effects of potential sea level rise.

In addition to regulations for GHGs, the EPA is developing several other environmental regulations that, as a group, will affect the electric utility industry. Included in that group are the previously proposed Transport Rule, regulations for coal combustion residuals and pending proposals for Clean Water Act 316(b) and Utility Boiler Maximum Achievable Control Technology (MACT) emission standards. As a group, non-GHG environmental regulations under development will require the Duke Energy Registrants to install additional environmental controls and may result in the accelerated retirement of some older coal-fired units. While the final requirements for the Duke Energy Registrants from the EPA’s regulatory actions will not be known until the second half of 2011 and later, for planning purposes, the Duke Energy Registrants currently estimate the costs of new control equipment that may need to be installed could total approximately $5 billion over the next 10 years. The Duke Energy Registrants expect to also incur incremental increases in operation, maintenance, and other expenses in conjunction with the non-GHG proposed and pending EPA regulations. Additionally, the Duke Energy Registrants are evaluating the need to retire approximately 2,400 MW of coal-fired generating capacity if it is not economical to bring these plants into compliance with the EPA regulations and for other reasons. Until the final regulatory requirements are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred or MW to be retired may be materially different from these estimates based on the timing and requirements of the final EPA regulations.

For additional information on other issues related to the Duke Energy Registrants, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

PART II

New Accounting Standards

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of December 31, 2010:

ASC 605—Revenue Recognition (ASC 605). In October 2009, the Financial Accounting Standards Board (FASB) issued new revenue recognition accounting guidance in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables. This new accounting guidance primarily applies to all contractual arrangements in which a vendor will perform multiple revenue generating activities and addresses the unit of accounting for arrangements involving multiple deliverables, as well as how arrangement consideration should be allocated to the separate units of accounting. For the Duke Energy Registrants, the new accounting guidance is effective January 1, 2011 and will be applied prospectively. The Duke Energy Registrants do not expect this new accounting guidance to have a material impact to its consolidated results of operations, cash flows or financial position.

ASC 350—Intangibles – Goodwill and Other (ASC 350). In December 2010, the FASB amended the accounting guidance related to annual goodwill impairment tests. This revised accounting guidance requires entities which have reporting units with a zero or negative carrying value to assess, considering qualitative factors such as those described in existing accounting guidance, whether is it more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists for the applicable reporting unit, the entity must perform step 2 of the goodwill impairment test. For Duke Energy, the revised accounting guidance is effective January 1, 2011 and will be applied prospectively. Duke Energy is currently evaluating the potential impact of the adoption of this revised accounting guidance on its annual impairment test of goodwill and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows or financial position. None of Duke Energy’s reporting units had a negative carrying value as of December 31, 2010.

ASC 805—Business Combinations (ASC 805).In November 2010, the FASB issued new accounting guidance in response to diversity in the interpretation of pro forma information requirements for business combinations. The new accounting guidance requires an entity to present pro forma financial information as if a business combination occurred at the beginning of the earliest period presented as well as additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. For Duke Energy, this new accounting guidance is effective January 1, 2011 and will be applied to all business combinations consummated after that date.

ASC 820—Fair Value Measurements and Disclosures (ASC 820). In January 2010, the FASB amended existing fair value measurements and disclosures accounting guidance to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. For the Duke Energy Registrants, certain portions of this revised accounting guidance were effective on January 1, 2010, with additional disclosures effective for periods beginning January 1, 2011. The initial adoption of this accounting guidance resulted in additional disclosure in the notes to the consolidated financial statements but did not have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. The adoption of the remaining portions of this accounting guidance will result in additional disclosure in the notes to the consolidated financial statements but is not expected to have an impact on the Duke Energy Registrants’ consolidated result of operations, cash flows or financial position.

ASC 310—Receivables (ASC 310). In July 2010, the FASB issued revised disclosure requirements related to financing receivables to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses. This revised accounting guidance requires disclosure information at disaggregated levels and requires roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables. For the Duke Energy Registrants, certain portions of these revised disclosure requirements were effective for the year ended December 31, 2010, with additional disclosures effective for periods beginning January 1, 2011. The initial adoption of these revised disclosure requirements did not result in any significant impact to the notes to the consolidated financial statements or on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. The adoption of the remaining portions of this revised accounting guidance may result in additional disclosure in the notes to the consolidated financial statements but is not expected to have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.”

PART II

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Duke Energy Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 25, 2011

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

	Years Ended December 31,
	2010	2009	2008

Operating Revenues
Regulated electric	$10,723	$10,033	$9,325
Non-regulated electric, natural gas and other	2,930	2,050	3,092
Regulated natural gas	619	648	790

Total operating revenues	14,272	12,731	13,207

Operating Expenses
Fuel used in electric generation and purchased power—regulated	3,345	3,246	3,007
Fuel used in electric generation and purchased power—non-regulated	1,199	765	1,400
Cost of natural gas and coal sold	381	433	613
Operation, maintenance and other	3,825	3,313	3,351
Depreciation and amortization	1,786	1,656	1,670
Property and other taxes	702	685	639
Goodwill and other impairment charges	726	420	85

Total operating expenses	11,964	10,518	10,765

Gains on Sales of Other Assets and Other, net	153	36	69

Operating Income	2,461	2,249	2,511

Other Income and Expenses
Equity in earnings (losses) of unconsolidated affiliates	116	70	(102)
Gains (losses) on sales and impairments of unconsolidated affiliates	103	(21)	(9)
Other income and expenses, net	370	284	232

Total other income and expenses	589	333	121

Interest Expense	840	751	741

Income From Continuing Operations Before Income Taxes	2,210	1,831	1,891
Income Tax Expense from Continuing Operations	890	758	616

Income From Continuing Operations	1,320	1,073	1,275
Income From Discontinued Operations, net of tax	3	12	16

Income Before Extraordinary Items	1,323	1,085	1,291
Extraordinary Items, net of tax	—	—	67

Net Income	1,323	1,085	1,358
Less: Net Income (Loss) Attributable to Noncontrolling Interests	3	10	(4)

Net Income Attributable to Duke Energy Corporation	$1,320	$1,075	$1,362

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$1.00	$0.82	$1.01
Diluted	$1.00	$0.82	$1.01
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$0.01	$0.02
Diluted	$—	$0.01	$0.01
Earnings per share (before extraordinary items)
Basic	$1.00	$0.83	$1.03
Diluted	$1.00	$0.83	$1.02
Earnings per share (from extraordinary items)
Basic	$—	$—	$0.05
Diluted	$—	$—	$0.05
Net income attributable to Duke Energy Corporation common shareholders
Basic	$1.00	$0.83	$1.08
Diluted	$1.00	$0.83	$1.07
Dividends per share	$0.97	$0.94	$0.90
Weighted-average shares outstanding
Basic	1,318	1,293	1,265
Diluted	1,319	1,294	1,267

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$1,670	$1,542
Receivables (net of allowance for doubtful accounts of $34 at December 31, 2010, and $42 at December 31, 2009)	855	845
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $34 at December 31, 2010 and $6 at December 31, 2009)	1,302	896
Inventory	1,318	1,515
Other	1,078	968

Total current assets	6,223	5,766

Investments and Other Assets
Investments in equity method unconsolidated affiliates	444	436
Nuclear decommissioning trust funds	2,014	1,765
Goodwill	3,858	4,350
Intangibles, net	467	593
Notes receivable	42	45
Restricted other assets of variable interest entities	139	92
Other	2,300	2,526

Total investments and other assets	9,264	9,807

Property, Plant and Equipment
Cost	57,597	55,362
Cost, variable interest entities	942	—
Less accumulated depreciation and amortization	18,195	17,412

Net property, plant and equipment	40,344	37,950

Regulatory Assets and Deferred Debits
Deferred debt expense	246	258
Regulatory assets related to income taxes	780	557
Other	2,233	2,702

Total regulatory assets and deferred debits	3,259	3,517

Total Assets	$59,090	$57,040

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions, except per-share amounts)

	December 31,
	2010	2009
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,587	$1,390
Non-recourse notes payable of variable interest entities	216	—
Taxes accrued	412	428
Interest accrued	237	222
Current maturities of long-term debt	275	902
Other	1,170	1,146

Total current liabilities	3,897	4,088

Long-term Debt	16,959	15,732

Non-recourse long-term debt of variable interest entities	976	381

Deferred Credits and Other Liabilities
Deferred income taxes	6,978	5,615
Investment tax credits	359	310
Asset retirement obligations	1,816	3,185
Other	5,452	5,843

Total deferred credits and other liabilities	14,605	14,953

Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,329 million and 1,309 million shares outstanding at December 31, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	21,023	20,661
Retained earnings	1,496	1,460
Accumulated other comprehensive income (loss)	2	(372)

Total Duke Energy Corporation shareholders’ equity	22,522	21,750
Noncontrolling interests	131	136

Total equity	22,653	21,886

Total Liabilities and Equity	$59,090	$57,040

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,323	$1,085	$1,358
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,994	1,846	1,834
Equity component of AFUDC	(234)	(153)	(148)
Extraordinary items, net of tax	—	—	(67)
Gains on sales of other assets	(268)	(44)	(95)
Impairment of goodwill and other long-lived assets	738	449	94
Deferred income taxes	741	941	485
Equity in (earnings) loss of unconsolidated affiliates	(116)	(70)	102
Contributions to qualified pension plans	(400)	(800)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	15	4	(33)
Receivables	19	(38)	189
Inventory	198	(298)	(209)
Other current assets	227	277	(449)
Increase (decrease) in
Accounts payable	167	(80)	(136)
Taxes accrued	30	52	47
Other current liabilities	43	70	(88)
Other, assets	157	144	384
Other, liabilities	(123)	78	60

Net cash provided by operating activities	4,511	3,463	3,328

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,803)	(4,296)	(4,386)
Investment expenditures	(52)	(137)	(147)
Acquisitions, net of cash acquired	—	(124)	(389)
Purchases of available-for-sale securities	(2,166)	(3,013)	(7,353)
Proceeds from sales and maturities of available-for-sale securities	2,261	2,988	7,454
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	406	70	92
Purchases of emission allowances	(14)	(93)	(62)
Sales of emission allowances	24	67	104
Change in restricted cash	(75)	58	115
Other	(4)	(12)	(39)

Net cash used in investing activities	(4,423)	(4,492)	(4,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,738	4,409	4,794
Issuance of common stock related to employee benefit plans	302	519	133
Payments for the redemption of long-term debt	(1,647)	(1,533)	(2,130)
Notes payable and commercial paper	(55)	(548)	(73)
Distributions to noncontrolling interests	(10)	(37)	(2)
Contributions from noncontrolling interests	—	—	6
Dividends paid	(1,284)	(1,222)	(1,143)
Other	(4)	(3)	6

Net cash provided by financing activities	40	1,585	1,591

Net increase in cash and cash equivalents	128	556	308
Cash and cash equivalents at beginning of period	1,542	986	678

Cash and cash equivalents at end of period	$1,670	$1,542	$986

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$795	$689	$677
Cash paid (refunded) for income taxes	$64	$(419)	$322
Significant non-cash transactions:
Accrued capital expenditures	$361	$428	$378
Debt associated with the consolidation of variable interest entities	$342	$—	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In millions)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)				Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
					Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI
Balance at December 31, 2007	1,262	$1	$19,933	$1,398	$(7)	$(54)	$2	$(74)	$21,199	$181	$21,380

Net income	—	—	—	1,362	—	—	—	—	1,362	(4)	1,358
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	(299)	—	—	—	(299)	(16)	(315)
Net unrealized gains on cash flow hedges(a)	—	—	—	—	—	10	—	—	10	—	10

Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	3	—	—	3	—	3
Pension and OPEB related adjustments to AOCI	—	—	—	—	—	—	—	3	3	—	3
Net actuarial loss(c)	—	—	—	—	—	—	—	(280)	(280)	—	(280)
Unrealized loss on investments in auction rate securities(d)	—	—	—	—	—	—	(28)	—	(28)	—	(28)
Reclassification of losses on investments in auction rate securities and other available-for-sale securities into earnings(e)	—	—	—	—	—	—	8	—	8	—	8
Unrealized loss on investments in available-for-sale securities(f)	—	—	—	—	—	—	(10)	—	(10)	—	(10)
Total comprehensive income									769	(20)	749
Common stock issuances, including dividend reinvestment and employee benefits	10	—	173	—	—	—	—	—	173	—	173
Common stock dividends	—	—	—	(1,143)	—	—	—	—	(1,143)	—	(1,143)
Additional amounts related to the spin-off of Spectra Energy	—	—	—	(10)	—	—	—	—	(10)	2	(8)

Balance at December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$(28)	$(351)	$20,988	$163	$21,151

Net income				1,075					1,075	10	1,085
Other Comprehensive Income
Foreign currency translation adjustments	—	—	—	—	323	—	—	—	323	18	341
Net unrealized gain on cash flow hedges(a)	—	—	—	—	—	1	—	—	1	—	1
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	18	—	—	18	—	18
Pension and OPEB related adjustments to AOCI(g)	—	—	—	—	—	—	—	36	36	—	36
Net actuarial loss(c)	—	—	—	—	—	—	—	(21)	(21)	—	(21)
Unrealized loss on investments in auction rate securities(d)	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Reclassification of gains on investments in available-for-sale securities into earnings(e)	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Unrealized gain on investments in available-for-sale securities(f)	—	—	—	—	—	—	8	—	8	—	8

Total comprehensive income									1,429	28	1,457
Common stock issuances, including dividend reinvestment and employee benefits	37	—	546	—	—	—	—	—	546	—	546
Purchases and other changes in noncontrolling interest in subsidiaries	—	—	14	—	—	—	—	—	14	(55)	(41)
Common stock dividends	—	—	—	(1,222)	—	—	—	—	(1,222)	—	(1,222)
Other	—	—	(5)	—	—	—	—	—	(5)	—	(5)

Balance at December 31, 2009	1,309	$1	$20,661	$1,460	$17	$(22)	$(31)	$(336)	$21,750	$136	$21,886

Net income	—	—	—	1,320	—	—	—	—	1,320	3	1,323
Other comprehensive income									—		—
Foreign currency translation adjustments	—	—	—	—	80	—	—	—	80	(1)	79
Pension and OPEB related adjustments to AOCI(g)	—	—	—	—	—	—	—	276	276	—	276
Net unrealized gain on cash flow hedges(a)	—	—	—	—	—	1	—	—	1	—	1
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	3	—	—	3	—	3
Unrealized gain on investments in auction rate securities(d)	—	—	—	—	—	—	14	—	14	—	14

Total comprehensive income									1,694	2	1,696
Common stock issuances, including dividend reinvestment and employee benefits	20	—	362	—	—	—	—	—	362	—	362
Common stock dividends	—	—	—	(1,284)	—	—	—	—	(1,284)	—	(1,284)
Changes in noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(7)	(7)

Balance at December 31, 2010	1,329	$1	$21,023	$1,496	$97	$(18)	$(17)	$(60)	$22,522	$131	$22,653

(a)	Net of $1 tax expense in 2010 and $1 tax expense in 2009 and $6 tax benefit in 2008.
(b)	Net of insignificant tax expense in 2010 and $10 tax expense in 2009 and $2 tax expense in 2008.
(c)	Net of $12 tax benefit in 2009 and $159 tax benefit in 2008.
(d)	Net of $8 tax expense in 2010, $4 tax benefit in 2009 and $18 tax benefit in 2008.
(e)	Net of $2 tax expense in 2009 and $5 tax expense in 2008.
(f)	Net of $4 tax expense in 2009 and $8 tax benefit in 2008.
(g)	Net of $150 tax expense in 2010 and $16 tax expense in 2009.

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Carolinas, LLC

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Carolinas, LLC and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 25, 2011

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2010	2009	2008
Operating Revenues-Regulated Electric	$6,424	$5,495	$5,903
Operating Expenses
Fuel used in electric generation and purchased power	1,944	1,597	1,844
Operation, maintenance and other	1,907	1,609	1,721
Depreciation and amortization	787	692	730
Property and other taxes	348	334	316

Total operating expenses	4,986	4,232	4,611

Gains on Sales of Other Assets and Other, net	7	24	3

Operating Income	1,445	1,287	1,295
Other Income and Expenses, net	212	122	98
Interest Expense	362	330	331

Income Before Income Taxes	1,295	1,079	1,062
Income Tax Expense	457	377	372

Net Income	$838	$702	690

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$153	$394
Receivables (net of allowance for doubtful accounts of $3 at December 31, 2010 and $2 at December 31, 2009)	669	839
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at December 31, 2010 and December 31, 2009)	637	556
Inventory	716	846
Other	398	313

Total current assets	2,573	2,948

Investments and Other Assets
Nuclear decommissioning trust funds	2,014	1,765
Other	1,119	1,130

Total investments and other assets	3,133	2,895

Property, Plant and Equipment
Cost	31,191	29,917
Less accumulated depreciation and amortization	11,126	10,692

Net property, plant and equipment	20,065	19,225

Regulatory Assets and Deferred Debits
Deferred debt expense	169	179
Regulatory assets related to income taxes	601	471
Other	847	972

Total regulatory assets and deferred debits	1,617	1,622

Total Assets	$27,388	$26,690

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions)

	December 31,
	2010	2009
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$856	$703
Taxes accrued	114	137
Interest accrued	109	105
Current maturities of long-term debt	8	509
Other	485	478

Total current liabilities	1,572	1,932

Long-term Debt	7,462	6,857

Non-recourse long-term debt of variable interest entities	300	300

Deferred Credits and Other Liabilities
Deferred income taxes	3,988	3,087
Investment tax credits	205	178
Accrued pension and other post-retirement benefit costs	242	—
Asset retirement obligations	1,728	3,098
Other	2,975	2,967

Total deferred credits and other liabilities	9,138	9,330

Commitments and Contingencies
Member’s Equity
Member’s Equity	8,938	8,304
Accumulated other comprehensive loss	(22)	(33)

Total member’s equity	8,916	8,271

Total Liabilities and Member’s Equity	$27,388	$26,690

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$838	$702	$690
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	984	873	885
Equity component of AFUDC	(174)	(125)	(95)
Gains on sales of other assets	(7)	(24)	(6)
Deferred income taxes	456	600	375
Contributions to qualified pension plans	(158)	(158)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	1	(27)
Receivables	24	235	(83)
Inventory	134	(183)	(46)
Other current assets	(55)	44	(167)
Increase (decrease) in
Accounts payable	111	138	(129)
Taxes accrued	(23)	31	117
Other current liabilities	4	42	25
Other assets	19	(34)	(33)
Other liabilities	(124)	(217)	63

Net cash provided by operating activities	2,030	1,925	1,569

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,280)	(2,236)	(2,410)
Acquisitions, net of cash acquired	—	—	(150)
Purchases of available-for-sale securities	(1,045)	(2,118)	(5,349)
Proceeds from sales and maturities of available-for-sale securities	1,066	2,094	5,219
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	—	—	3
Sales of emission allowances	7	23	—
Change in restricted cash	7	15	43
Notes due from affiliate, net	250	(251)	(338)
Other	(7)	(17)	(6)

Net cash used in investing activities	(2,002)	(2,490)	(2,988)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	692	904	3,064
Payments for the redemption of long-term debt	(607)	(511)	(1,176)
Notes payable and commercial paper	—	—	(450)
Notes payable to affiliate, net	—	—	300
Capital contribution from parent	—	250	—
Dividends to parent	(350)	—	—
Other	(4)	(7)	(17)

Net cash (used in) provided by financing activities	(269)	636	1,721

Net (decrease) increase in cash and cash equivalents	(241)	71	302
Cash and cash equivalents at beginning of period	394	323	21

Cash and cash equivalents at end of period	$153	$394	$323

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$342	$312	$285
Cash paid (received) for income taxes	$69	$(317)	$60
Significant non-cash transactions:
Accrued capital expenditures	$181	$208	$151
Allocation of net pension and other post-retirement assets from parent	$146	$—	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(In millions)

	Member’s Equity		Accumulated Other Comprehensive Income (Loss)	Total
		Net Gains (Losses) on Cash Flow Hedges	Other
Balance at December 31, 2007	$6,654	$(21)	$—	$6,633

Net income	690	—	—	690
Other Comprehensive Income
Net unrealized losses on cash flow hedges(a)	—	(8)	—	(8)
Reclassification into earnings from cash flow hedges(b)	—	2	—	2
Unrealized loss on investments in auction rate securities(c)	—	—	(6)	(6)

Total comprehensive income				678
Advance forgiveness from parent	5	—	—	5

Balance at December 31, 2008	$7,349	$(27)	$(6)	$7,316

Net income	702	—	—	702
Other Comprehensive Income
Reclassification into earnings from cash flow hedges(b)	—	3	—	3
Unrealized loss on investments in auction rate securities(c)	—	—	(3)	(3)

Total comprehensive income				702
Advance forgiveness from parent	3	—	—	3
Capital contribution from parent	250	—	—	250

Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271

Net income	838	—	—	838
Other comprehensive income
Reclassification into earnings from cash flow hedges(b)	—	4	—	4
Unrealized gain on investments in auction rate securities(c)	—	—	7	7

Total comprehensive income				849
Allocation of net pension and other post-retirement assets from parent	146	—	—	146
Dividend to parent	(350)	—	—	(350)

Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916

(a)	Net of $5 tax benefit in 2008.
(b)	Net of $2 tax expense in 2010, 2009 and 2008.
(c)	Net of $5 tax expense in 2010, $3 tax benefit in 2009 and $4 tax benefit in 2008.

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Ohio, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 25, 2011

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2010	2009	2008
Operating Revenues
Regulated electric	$1,823	$2,236	$988
Non-regulated electric and other	885	502	1,646
Regulated natural gas	621	650	790

Total operating revenues	3,329	3,388	3,424

Operating Expenses
Fuel used in electric generation and purchased power—regulated	490	772	157
Fuel used in electric generation and purchased power—non-regulated	465	274	847
Cost of natural gas and coal sold	269	329	486
Operation, maintenance and other	836	744	743
Depreciation and amortization	400	384	409
Property and other taxes	260	262	241
Goodwill and other impairment charges	837	769	82

Total operating expenses	3,557	3,534	2,965

Gains on Sales of Other Assets and Other, net	3	12	59

Operating Income (Loss)	(225)	(134)	518
Other Income and Expenses, net	25	11	34
Interest Expense	109	117	94

Income (Loss) Before Income Taxes	(309)	(240)	458
Income Tax Expense	132	186	171
Income Before Extraordinary Items	(441)	(426)	287
Extraordinary Items, net of tax	—	—	67

Net Income (Loss)	$(441)	$(426)	$354

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$228	$127
Receivables (net of allowance for doubtful accounts of $18 at December 31, 2010 and $17 at December 31, 2009)	888	563
Inventory	254	268
Other	121	176

Total current assets	1,491	1,134

Investments and Other Assets
Goodwill	921	1,598
Intangibles, net	248	332
Other	62	86

Total investments and other assets	1,231	2,016

Property, Plant and Equipment
Cost	10,259	10,243
Less accumulated depreciation and amortization	2,411	2,379

Net property, plant and equipment	7,848	7,864

Regulatory Assets and Deferred Debits
Deferred debt expense	23	24
Regulatory assets related to income taxes	78	83
Other	353	390

Total regulatory assets and deferred debits	454	497

Total Assets	$11,024	$11,511

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions, except share and per-share amounts)

	December 31,
	2010	2009
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$467	$512
Taxes accrued	153	152
Interest accrued	22	26
Current maturities of long-term debt	7	19
Other	99	128

Total current liabilities	748	837

Long-term Debt	2,557	2,573

Deferred Credits and Other Liabilities
Deferred income taxes	1,640	1,577
Investment tax credits	9	11
Accrued pension and other post-retirement benefit costs	207	249
Asset retirement obligations	27	36
Other	372	330

Total deferred credits and other liabilities	2,255	2,203

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at December 31, 2010 and December 31, 2009	762	762
Additional paid-in capital	5,570	5,570
Accumulated deficit	(846)	(405)
Accumulated other comprehensive loss	(22)	(29)

Total common stockholder’s equity	5,464	5,898

Total Liabilities and Common Stockholder’s Equity	$11,024	$11,511

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(441)	$(426)	$354
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	403	386	412
Extraordinary item, net of tax	—	—	(67)
Gains on sales of other assets and other, net	(3)	(12)	(59)
Impairment of goodwill and other long-lived assets	837	769	82
Deferred income taxes	17	102	53
Accrued pension and other post-retirement benefit costs	12	13	4
Contributions to qualified pension plans	(45)	(210)	—
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(18)	35	10
Receivables	(30)	(77)	38
Inventory	15	(16)	(70)
Other current assets	71	69	(28)
Increase (decrease) in
Accounts payable	(21)	8	(112)
Taxes accrued	25	18	(43)
Other current liabilities	6	(15)	9
Other assets	42	25	19
Other liabilities	(15)	24	(55)

Net cash provided by operating activities	855	693	547

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(446)	(433)	(565)
Net proceeds from the sales of other assets	—	—	4
Purchases of emission allowances	(12)	(25)	(17)
Sales of emission allowances	13	37	74
Notes due from affiliate, net	(296)	(184)	—
Change in restricted cash	—	10	52
Other	1	—	1

Net cash used in investing activities	(740)	(595)	(451)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	34	813	136
Payments for the redemption of long-term debt	(36)	(103)	(191)
Notes payable and commercial paper	(12)	(279)	279
Notes payable to affiliate, net	—	(63)	(126)
Dividends to parent	—	(360)	(200)
Other	—	(6)	—

Net cash (used in) provided by financing activities	(14)	2	(102)

Net increase (decrease) in cash and cash equivalents	101	100	(6)
Cash and cash equivalents at beginning of period	127	27	33

Cash and cash equivalents at end of period	$228	$127	$27

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$108	$112	$91
Cash paid for income taxes	$114	$2	$187
Significant non-cash transactions:
Accrued capital expenditures	$40	$64	$81

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Loss		Total
				Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI
Balance at December 31, 2007	$762	$5,570	$227	$(32)	$7	$6,534

Net income	—	—	354	—	—	354
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	—	—	17	—	17
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	(35)	(35)

Total comprehensive income						336
Dividends to Prent	—	—	(200)	—	—	(200)

Balance at December 31, 2008	$762	$5,570	$381	$(15)	$(28)	$6,670

Net loss	—	—	(426)	—	—	(426)
Other comprehensive loss
Cash flow hedges(a)	—	—	—	16	—	16
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	(2)	(2)

Total comprehensive loss						(412)
Dividends to Parent	—	—	(360)	—	—	(360)

Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898

Net loss	—	—	(441)	—	—	(441)
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	—	(1)
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	8	8

Total comprehensive loss						(434)

Balance at December 31, 2010	$762	$5,570	$(846)	$—	$(22)	$5,464

(a)	Net of $1 tax benefit in 2010, $8 tax expense in 2009 and $10 tax expense in 2008.
(b)	Net of $4 tax expense in 2010, $1 tax expense in 2009 and net of $19 tax benefit in 2008.

See Notes to Consolidated Financial Statements

PART II

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Duke Energy Indiana, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, Inc. and subsidiary (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Indiana, Inc. and subsidiary at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 25, 2011

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	Years Ended December 31,
	2010	2009	2008
Operating Revenues-Regulated Electric	$2,520	$2,353	$2,483

Operating Expenses
Fuel used in electric generation and purchased power	912	877	1,006
Operation, maintenance and other	611	573	592
Depreciation and amortization	375	403	353
Property and other taxes	70	73	74
Impairment charges	44	—	—

Total operating expenses	2,012	1,926	2,025

Losses on Sales of Other Assets and Other, net	(2)	(4)	3

Operating Income	506	423	461
Other Income and Expenses, net	70	38	70
Interest Expense	135	144	123

Income Before Income Taxes	441	317	408
Income Tax Expense	156	116	150

Net Income	$285	$201	$258

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$54	$20
Receivables (net of allowance for doubtful accounts of $1 at December 31, 2010 and December 31, 2009)	431	245
Inventory	267	312
Other	85	31

Total current assets	837	608

Investments and Other Assets
Intangibles, net	64	98
Other	126	134

Total investments and other assets	190	232

Property, Plant and Equipment
Cost	11,213	10,055
Less accumulated depreciation and amortization	3,341	3,129

Net property, plant and equipment	7,872	6,926

Regulatory Assets and Deferred Debits
Deferred debt expense	43	44
Regulatory assets related to income taxes	101	4
Other	588	596

Total regulatory assets and deferred debits	732	644

Total Assets	$9,631	$8,410

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions, except share and per-share amounts)

	December 31,
	2010	2009
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$314	$354
Taxes accrued	45	47
Interest accrued	47	40
Current maturities of long-term debt	11	4
Other	99	123

Total current liabilities	516	568

Long-term Debt	3,461	3,086

Deferred Credits and Other Liabilities
Deferred income taxes	973	679
Investment tax credits	145	120
Accrued pension and other post-retirement benefit costs	270	314
Asset retirement obligations	46	42
Other	653	667

Total deferred credits and other liabilities	2,087	1,822

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized;
53,913,701 shares outstanding at December 31, 2010 and December 31, 2009	1	1
Additional paid-in capital	1,358	1,008
Retained earnings	2,200	1,915
Accumulated other comprehensive income	8	10

Total common stockholder’s equity	3,567	2,934

Total Liabilities and Common Stockholder’s Equity	$9,631	$8,410

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$285	$201	$258
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	380	407	358
Equity component of AFUDC	(56)	(29)	(46)
Losses (gains) on sales of other assets and other, net	2	4	(3)
Impairment charges	44	—	—
Deferred income taxes and investment tax credit amortization	143	109	(15)
Contributions to qualified pension plans	(46)	(140)	—
Accrued pension and other post-retirement benefit costs	23	23	32
(Increase) decrease in
Receivables	(99)	31	(22)
Inventory	46	(96)	(78)
Other current assets	(14)	50	(65)
Increase (decrease) in
Accounts payable	(21)	(19)	(22)
Taxes accrued	—	(1)	(9)
Other current liabilities	17	(25)	21
Other assets	4	21	26
Other liabilities	(46)	(24)	(9)

Net cash provided by operating activities	662	512	426

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,255)	(1,029)	(774)
Purchases of available-for-sale securities	(24)	(73)	(20)
Proceeds from sales and maturities of available-for-sale securities	25	84	14
Net proceeds from the sales of other assets	—	—	4
Purchases of emission allowances	(1)	(68)	(46)
Sales of emission allowances	3	7	27
Notes due from affiliate, net	(84)	90	(121)
Change in restricted cash	(6)	9	8
Other	(4)	(12)	(3)

Net cash used in investing activities	(1,346)	(992)	(911)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	571	949	623
Payments for the redemption of long-term debt	(199)	(728)	(49)
Notes payable to affiliate, net	—	—	49
Capital contribution from parent	350	140	—
Other	(4)	(5)	(6)

Net cash provided by financing activities	718	356	617

Net increase (decrease) in cash and cash equivalents	34	(124)	132
Cash and cash equivalents at beginning of period	20	144	12

Cash and cash equivalents at end of period	$54	$20	$144

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$122	$141	$110
Cash paid for income taxes	$31	$—	$136
Significant non-cash transactions:
Accrued capital expenditures	$131	$150	$80
Reclassification of money pool borrowings to long-term debt	$—	$—	$150

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(In millions)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
				Net Gains (Losses) on Cash Flow Hedges
Balance at December 31, 2007	$1	$868	$1,456	$12	$2,343

Net income	—	—	258	—	258
Other comprehensive loss
Cash flow hedges(a)	—	—	—	(1)	(1)
Reclassification of unrealized gains on available-for-sale securities to regulatory asset(c)	—	—	—	—	(6)

Total comprehensive income					251

Balance at December 31, 2008	$1	$868	$1,714	$11	$2,594

Net income	—	—	201	—	201
Other comprehensive loss
Cash flow hedges(a)	—	—	—	(1)	(1)

Total comprehensive income					200
Capital contribution from parent	—	140	—	—	140

Balance at December 31, 2009	$1	$1,008	$1,915	$10	$2,934

Net income	—	—	285	—	285
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(2)	(2)

Total comprehensive income					283
Capital contribution from parent	—	350	—	—	350

Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567

(a)	Net of $1 tax benefit in 2010, 2009 and 2008.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements

For the Years Ended December 31, 2010, 2009 and 2008

Index to Combined Notes To Consolidated Financial Statements

The notes to the consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Registrant	Applicable Notes
Duke Energy Corporation	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20, 21, 22, 23, 24, 25
Duke Energy Carolinas, LLC	1, 2, 3, 4, 5, 6, 8, 9, 10, 13, 14, 15, 16, 17, 19, 21, 22, 23, 24, 25
Duke Energy Ohio, Inc.	1, 2, 3, 4, 5, 6, 8, 9, 10, 12, 13, 14, 15, 17, 19, 21, 22, 23, 24, 25
Duke Energy Indiana, Inc.	1, 2, 4, 5, 6, 8, 9, 10, 12, 13, 14, 15, 16, 17, 19, 21, 22, 23, 24, 25

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company primarily located in the Americas. Duke Energy operates in the United States (U.S.) primarily through its direct and indirect wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in South and Central America through International Energy. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to the Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself. As discussed further in Note 2, Duke Energy operates three reportable business segments: U.S. Franchised Electric and Gas, Commercial Power and International Energy.

These Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and all majority-owned subsidiaries where the respective Duke Energy Registrants have control and those variable interest entities (VIEs) where the respective Duke Energy Registrants are the primary beneficiary.

Duke Energy’s Consolidated Financial Statements reflect Duke Energy Carolinas’ proportionate share of the Catawba Nuclear Station, as well as Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio, Indiana and Kentucky and Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

Duke Energy Carolinas is an electric utility company and generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina. Duke Energy Carolinas’ Consolidated Financial Statements reflect its proportionate share of the Catawba Nuclear Station. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC) and the Federal Energy Regulatory Commission (FERC). Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 2, Duke Energy Carolinas’ operations include one reportable business segment, Franchised Electric.

Duke Energy Ohio is a wholly-owned subsidiary of Cinergy Corp. (Cinergy), which is a wholly-owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly-owned subsidiary Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries. Duke Energy Ohio’s Consolidated Financial Statements reflect its proportionate share of certain generation and transmission facilities in Ohio, Indiana and Kentucky. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC.

As discussed further in Note 2, Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power.

Duke Energy Indiana is a wholly-owned subsidiary of Cinergy. Duke Energy Indiana is an electric utility that provides service in north central, central, and southern Indiana. Duke Energy Indiana’s Consolidated Financial Statements reflect its proportionate share of certain generation and transmission facilities. Its primary line of business is generation, transmission and distribution of electricity. As discussed further in Note 2, Duke Energy Indiana operates one reportable business segment, Franchised Electric. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. The substantial majority of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the United States, management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Cost-Based Regulation. Duke Energy Carolinas and Duke Energy Indiana account for their regulated operations in accordance with applicable regulatory accounting guidance. Duke Energy and Duke Energy Ohio account for certain of their regulated operations in accordance with applicable regulatory accounting guidance. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, the Duke Energy Registrants record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities are

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

amortized consistent with the treatment of the related cost in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Deferred Debits and Deferred Credits and Other Liabilities, respectively. The Duke Energy Registrants periodically evaluate the applicability of regulatory accounting treatment by considering factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, the Duke Energy Registrants may have to reduce their asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. If it becomes probable that part of the cost of a plant under construction or a recently completed plant will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made, that amount is recognized as a loss. For further information see Note 4.

In order to apply regulatory accounting treatment and record regulatory assets and liabilities, certain criteria must be met. In determining whether the criteria are met for its operations, management makes significant judgments, including determining whether revenue rates for services provided to customers are subject to approval by an independent, third-party regulator, whether the regulated rates are designed to recover specific costs of providing the regulated service, and a determination of whether, in view of the demand for the regulated services and the level of competition, it is reasonable to assume that rates set at levels that will recover the operations’ costs can be charged to and collected from customers. This final criterion requires consideration of anticipated changes in levels of demand or competition, direct and indirect, during the recovery period for any capitalized costs. If facts and circumstances change so that a portion of the Duke Energy Registrants’ regulated operations meet all of the scope criteria when such criteria had not been previously met, regulatory accounting treatment would be reapplied to all or a separable portion of the operations. Such reapplication includes adjusting the balance sheet for amounts that meet the definition of a regulatory asset or regulatory liability. Refer to the following section titled, “Reapplication of Regulatory Accounting Treatment to Portions of Generation in Ohio.”

Energy Purchases, Fuel Costs and Fuel Cost Deferrals. Fuel expense includes fuel costs or other recoveries that are deferred through fuel clauses established by Duke Energy Carolinas’ regulators. These clauses allow Duke Energy Carolinas to recover fuel costs, fuel-related costs and portions of purchased power costs through surcharges on customer rates. These deferred fuel costs are recognized in revenues and fuel expenses as they are billable to customers.

Duke Energy Ohio utilizes a cost tracking recovery mechanism (commonly referred to as a fuel adjustment clause) that recovers retail and a portion of its wholesale fuel costs from customers. The fuel adjustment clause is calculated based on the estimated cost of fuel in the next three-month period, and is trued up after actual costs are known. Duke Energy Ohio records any under-recovery or over-recovery resulting from the differences between estimated and actual costs as a regulatory asset or regulatory liability until it is billed or refunded to its customers, at which point it is adjusted through fuel expense. Also, Duke Energy Ohio began utilizing a tracking mechanism approved by the PUCO for the recovery of system reliability capacity costs related to certain specified purchases of capacity to meet reserve margin requirements.

Duke Energy Indiana utilizes a cost tracking recovery mechanism (commonly referred to as a fuel adjustment clause) that recovers retail and a portion of its wholesale fuel costs from customers. Indiana law limits the amount of fuel costs that Duke Energy Indiana can recover to an amount that will not result in earning a return in excess of that allowed by the IURC. The fuel adjustment clause is calculated based on the estimated cost of fuel in the next three-month period, and is trued up after actual costs are known. Duke Energy Indiana records any under-recovery or over-recovery resulting from the differences between estimated and actual costs as a regulatory asset or regulatory liability until it is billed or refunded to its customers, at which point it is adjusted through fuel expense.

In addition to the fuel adjustment clause, Duke Energy Indiana utilizes a purchased power tracking mechanism approved by the IURC for the recovery of costs related to certain specified purchases of power necessary to meet native load peak demand requirements to the extent such costs are not recovered through the existing fuel adjustment clause.

Reapplication of Regulatory Accounting Treatment to Portions of Generation in Ohio. The Midwest generation operations of Duke Energy’s Commercial Power business segment and Duke Energy Ohio’s Commercial Power business segment include generation assets located in Ohio that are dedicated under the ESP. These assets, as excess capacity allows, also generate revenues through sales outside the ESP customer base, and such revenue is termed wholesale.

Prior to December 17, 2008, Commercial Power did not apply regulatory accounting treatment to any of its operations due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. As discussed further in Note 4, in April 2008, new legislation, Ohio Senate Bill 221 (SB 221), was passed in Ohio and signed by the Governor of Ohio on May 1, 2008. The new law codified the PUCO’s authority to approve an electric utility’s Standard Service Offer either through an Electric Security Plan (ESP) or a Market Rate Option (MRO), which is a price determined through a competitive bidding process. On July 31, 2008, Duke Energy Ohio filed an ESP and, with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The approval of the ESP on December 17, 2008 resulted in the reapplication of regulatory accounting treatment to certain portions of Commercial Power’s operations as of that date. The ESP became effective on January 1, 2009.

From January 1, 2005, through December 31, 2008, Commercial Power operated under a Rate Stabilization Plan (RSP), which was a market-based Standard Service Offer. Although the RSP contained certain trackers that enhanced the potential for cost recovery, there was no assurance of stranded cost recovery upon the expiration of the RSP on December 31, 2008, since it was initially anticipated that there would be a move to full competitive markets. Accordingly, Commercial Power did not apply regulatory accounting treatment to any of its generation operations prior to December 17, 2008. In connection with the approval of the ESP, Duke Energy and Duke Energy Ohio reassessed whether

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Commercial Power’s generation operations met the criteria for regulatory accounting treatment as SB 221 substantially increased the PUCO’s oversight authority over generation in the state of Ohio, including giving the PUCO complete approval of generation rates and the establishment of an earnings test to determine if a utility has earned significantly excessive earnings. Duke Energy and Duke Energy Ohio determined that certain costs and related rates (riders) of Commercial Power’s operations related to generation serving retail load met the necessary accounting criteria for regulatory accounting treatment as SB 221 and Duke Energy Ohio’s approved ESP enhanced the recovery mechanism for certain costs of its generation serving retail load and increased the likelihood that these operations will remain under a cost recovery model for certain costs for the remainder of the ESP period.

Despite certain portions of the Ohio retail load operations not meeting the criteria for applying regulatory accounting treatment, all of Commercial Power’s Ohio retail load operations’ rates are subject to approval by the PUCO, and thus these operations are referred to here-in as Commercial Power’s regulated operations. Accordingly, these revenues and corresponding fuel and purchased power expenses are recorded in Regulated Electric within Operating Revenues and Fuel Used in Electric Generation and Purchased Power—Regulated within Operating Expenses, respectively, on the respective Consolidated Statements of Operations.

Under the ESP, Commercial Power bills for its retail load generation via numerous riders. SB 221 and the ESP resulted in the approval of an enhanced recovery mechanism for certain of these riders, which includes, but is not limited to, a price-to-compare fuel and purchased power rider and certain portions of a price-to-compare cost of environmental compliance rider. Accordingly, Commercial Power began applying regulatory accounting treatment to the corresponding RSP riders that enhanced the mechanism for recovery under the ESP on December 17, 2008. The remaining portions of Commercial Power’s Ohio retail load generation operations, revenues from which are reflected in rate riders for which the ESP does not specifically allow enhanced recovery, as well as all generation operations associated with wholesale operations, including Commercial Power’s gas-fired generation assets, continue to not apply regulatory accounting as those operations do not meet the necessary accounting criteria. Moreover, generation remains a competitive market in Ohio and retail load customers continue to have the ability to switch to alternative suppliers for their electric generation service. As customers switch, there is a risk that some or all of the regulatory assets will not be recovered through the established riders. In assessing the probability of recovery of its regulatory assets established for its retail load generation operations, Duke Energy and Duke Energy Ohio continue to monitor the amount of retail load customers that have switched to alternative suppliers. At December 31, 2010, management has concluded that the established regulatory assets are still probable of recovery even though there have been increased levels of customer switching.

The reapplication of regulatory accounting treatment to generation in Ohio on December 17, 2008, as discussed above, resulted in an approximate $67 million after-tax ($103 million pre-tax) extraordinary gain related to mark-to-market losses previously recorded in earnings associated with open forward retail load economic hedge contracts for fuel, purchased power and emission allowances, which the RSP and ESP allow to be recovered through a fuel and purchase power (FPP) rider. There were no other immediate income statement impacts on the date of reapplication of regulatory accounting. A corresponding regulatory asset was established for the value of these contracts.

Cash and Cash Equivalents. All highly liquid investments with maturities of three months or less at the date of acquisition are considered cash equivalents.

Restricted Cash. The Duke Energy Registrants have restricted cash related primarily to proceeds from debt issuances that are held in trust for the purpose of funding future environmental construction or maintenance expenditures. Restricted cash balances are reflected within both Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.

Restricted Cash

	December 31,
	2010	2009
	(in millions)
Duke Energy	$126	$38
Duke Energy Carolinas	2	10
Duke Energy Ohio	4	4
Duke Energy Indiana	6	1

Inventory. Inventory is comprised of amounts presented in the tables below and is recorded primarily using the average cost method. Inventory related to the Duke Energy Registrants’ regulated operations is valued at historical cost consistent with ratemaking treatment. Materials and supplies are recorded as inventory when purchased and subsequently charged to expense or capitalized to plant when installed. Inventory related to the Duke Energy Registrants’ non-regulated operations is valued at the lower of cost or market.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Components of Inventory

	December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Materials and supplies	$734	$476	$106	$78
Coal held for electric generation	528	240	92	189
Natural gas	56	—	56	—

Total Inventory	$1,318	$716	$254	$267

	December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Materials and supplies	$705	$442	$104	$78
Coal held for electric generation	748	404	102	234
Natural gas	62	—	62	—

Total Inventory	$1,515	$846	$268	$312

Investments in Debt and Equity Securities. The Duke Energy Registrants classify investments into two categories – trading and available-for-sale. Trading securities are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. Available-for-sale securities are also reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses included in Accumulated Other Comprehensive Income (AOCI) or a regulatory asset or liability, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. Other-than-temporary impairments related to equity securities and the credit loss portion of debt securities are included in earnings, unless deferred in accordance with regulatory accounting treatment. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets with respect to certain investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

See Note 16 for further information on the investments in debt and equity securities, including investments held in the Nuclear Decommissioning Trust Fund (NDTF).

Goodwill. Duke Energy and Duke Energy Ohio perform an annual goodwill impairment test as of August 31 each year and updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Duke Energy and Duke Energy Ohio perform the annual review for goodwill impairment at the reporting unit level, which Duke Energy has determined to be an operating segment or one level below and Duke Energy Ohio has determined to be an operating segment.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

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

For purposes of the step one analyses, determination of a reporting unit’s fair value is typically based on a combination of the income approach, which estimates the fair value of reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of a reporting unit based on market comparables within the utility and energy industries.

See Note 12 for further information, including discussion of a $500 million goodwill impairment charge recorded at Duke Energy and a $677 million goodwill impairment charge at Duke Energy Ohio during the year ended December 31, 2010, and a $371 million goodwill impairment charge recorded at Duke Energy and $727 million goodwill impairment charge recorded at Duke Energy Ohio during the year ended December 31, 2009.

Long-Lived Asset Impairments. The Duke Energy Registrants evaluate whether long-lived assets, excluding goodwill, have been impaired when circumstances indicate the carrying value of those assets may not be recoverable. For such long-lived assets, an impairment exists when its carrying value exceeds the sum of estimates of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. When alternative courses of action to recover the carrying amount of a long-lived asset are under consideration, a probability-weighted approach is used for developing estimates of future undiscounted cash flows. If the carrying value of the long-lived asset is not recoverable based on these estimated future undiscounted cash flows, the impairment loss is measured as the excess of the carrying value of the asset over its fair value, such that the asset’s carrying value is adjusted to its estimated fair value.

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

See Note 12 for further information regarding long-lived asset impairment charges recorded during the year ended December 31, 2010 and 2009.

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. The Duke Energy Registrants capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized,” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, are expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. For regulated operations, depreciation studies are conducted periodically to update the composite rates and are approved by the various state commissions. The composite weighted-average depreciation rates for each of the Duke Energy Registrant were:

	December 31,
	2010	2009	2008

Duke Energy(a)	3.2%	3.3%	3.1%
Duke Energy Carolinas(a)	2.7%	2.0%	3.0%
Duke Energy Ohio	4.1%	3.8%	2.6%
Duke Energy Indiana	3.5%	4.2%	3.8%

(a)	Excludes nuclear fuel at Duke Energy and Duke Energy Carolinas.

When the Duke Energy Registrants retire their regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation. When it sells entire regulated operating units, or retires or sells non-regulated properties, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

See Note 10 for further information on the components and estimated useful lives of Duke Energy’s property, plant and equipment balance.

Nuclear Fuel. Amortization of nuclear fuel purchases is included within Fuel Used in Electric Generation and Purchased Power-Regulated in the Consolidated Statements of Operations. The amortization is recorded using the units-of-production method.

AFUDC and Interest Capitalized. In accordance with applicable regulatory accounting guidance, the Duke Energy Registrants record AFUDC, which represents the estimated debt and equity costs of capital funds necessary to finance the construction of new regulated

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

facilities. Both the debt and equity components of AFUDC are non-cash amounts within the Consolidated Statements of Operations. AFUDC is capitalized as a component of the cost of Property, Plant and Equipment, with an offsetting credit to Other Income and Expenses, net on the Consolidated Statements of Operations for the equity component and as an offset to Interest Expense on the Consolidated Statements of Operations for the debt component. After construction is completed, the Duke Energy Registrants are permitted to recover these costs through inclusion in the rate base and the corresponding depreciation expense or nuclear fuel expense.

AFUDC equity is recorded in the Consolidated Statements of Operations on an after-tax basis and is a permanent difference item for income tax purposes (i.e., a permanent difference between financial statement and income tax reporting), thus reducing the Duke Energy Registrants’ effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences. See Note 22 for information related to the impacts of AFUDC equity on the Duke Energy Registrants’ effective tax rate.

For non-regulated operations, interest is capitalized during the construction phase in accordance with the applicable accounting guidance.

Asset Retirement Obligations. The Duke Energy Registrants recognize asset retirement obligations for legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset, and for conditional asset retirement obligations. The term conditional asset retirement obligation refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. When recording an asset retirement obligation, the present value of the projected liability is recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset. This additional carrying amount is then depreciated over the estimated useful life of the asset.

In the second quarter of 2010, Duke Energy Carolinas recorded a $1.5 billion correction of an error to reduce the nuclear decommissioning asset retirement obligation liability, with offsetting impacts to regulatory assets and property, plant and equipment. This correction had no impact on Duke Energy Carolinas’ results of operations or cash flows.

See Note 9 for further information regarding The Duke Energy Registrants’ asset retirement obligations.

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

As discussed below, in accordance with new accounting rules on January 1, 2010, Duke Energy began consolidating Cinergy Receivables. Accordingly, unbilled revenues which had been included in the sale of receivables to Cinergy Receivables prior to the effective date of the new accounting rules, and thus not reflected on Duke Energy’s Consolidated Balance Sheets, are now included in Receivables on Duke Energy’s Consolidated Balance Sheets.

At December 31, 2010 and 2009, Duke Energy, Duke Energy Carolinas and Duke Energy Ohio had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Consolidated Balance Sheets as follows:

	December 31, 2010	December 31, 2009
	(in millions)
Duke Energy	$751	$460
Duke Energy Carolinas	322	276
Duke Energy Ohio(a)	54	23

(a)	Primarily relates to wholesale sales within the Commercial Power segment.

Additionally, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables. Duke Energy Ohio and Duke Energy Indiana meet the revised sales/derecognition criteria of the new accounting rules and, therefore, continue to account for the transfers of receivables to Cinergy Receivables as sales, and accordingly the receivables sold are not reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to Cinergy Receivables at December 31, 2010 and 2009 were as follows:

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	December 31, 2010	December 31, 2009
	(in millions)

Duke Energy Ohio	$112	$126
Duke Energy Indiana	125	112

See Note 17 for additional information.

Accounting for Risk Management, Hedging Activities and Financial Instruments. The Duke Energy Registrants may use a number of different derivative and non-derivative instruments in connection with its commodity price, interest rate and foreign currency risk management activities, including swaps, futures, forwards and options. All derivative instruments except for those that are designated as hedges and those that qualify for the normal purchase/normal sale (NPNS) exception within the accounting guidance for derivatives are recorded on the Consolidated Balance Sheets at their fair value. The Duke Energy Registrants may designate qualifying derivative instruments as either cash flow hedges or fair value hedges, while others either have not been designated as hedges or do not qualify as a hedge (hereinafter referred to as undesignated contracts).

For all contracts accounted for as a hedge, the Duke Energy Registrants prepare formal documentation of the hedge in accordance with the accounting guidance for derivatives. In addition, at inception and at least every three months thereafter, the Duke Energy Registrants formally assess whether the hedge contract is highly effective in offsetting changes in cash flows or fair values of hedged items. The Duke Energy Registrants document hedging activity by transaction type (futures/swaps) and risk management strategy (commodity price risk/interest rate risk).

See Note 14 for additional information and disclosures regarding risk management activities and derivative transactions and balances.

Captive Insurance Reserves. Duke Energy has captive insurance subsidiaries which provide coverage, on an indemnity basis, to Duke Energy entities as well as certain third parties, on a limited basis, for various business risks and losses, such as property, business interruption and general liability. Liabilities include provisions for estimated losses incurred but not yet reported (IBNR), as well as provisions for known claims which have been estimated on a claims-incurred basis. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from historical experience.

Duke Energy, through its captive insurance entities, also has reinsurance coverage, which provides reimbursement to Duke Energy for certain losses above a per incident and/or aggregate retention. Duke Energy recognizes a reinsurance receivable for recovery of incurred losses under its captive’s reinsurance coverage once realization of the receivable is deemed probable by its captive insurance companies.

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

Loss Contingencies and Environmental Liabilities. The Duke Energy Registrants are involved in certain legal and environmental matters that arise in the normal course of business. Contingent losses are recorded when it is determined that it is probable that a loss has occurred and the amount of the loss can be reasonably estimated. When a range of the probable loss exists and no amount within the range is a better estimate than any other amount, the Duke Energy Registrants record a loss contingency at the minimum amount in the range. Unless otherwise required by GAAP, legal fees are expensed as incurred.

Environmental liabilities are recorded on an undiscounted basis when the necessity for environmental remediation becomes probable and the costs can be reasonably estimated, or when other potential environmental liabilities are reasonably estimable and probable. The Duke Energy Registrants expense environmental expenditures related to conditions caused by past operations that do not generate current or future revenues. Certain environmental expenses receive regulatory accounting treatment, under which the expenses are recorded as regulatory assets. Environmental expenditures related to operations that generate current or future revenues are expensed or capitalized, as appropriate.

See Note 5 for further information.

Pension and Other Post-Retirement Benefit Plans. Duke Energy maintains qualified, non-qualified and other post-retirement benefit plans. Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana employees participate in Duke Energy’s qualified, non-qualified and other post-retirement benefit plans and are allocated their proportionate share of benefit costs by Duke Energy. See Note 21 for information related to Duke Energy’s benefit plans, including certain accounting policies associated with these plans.

Severance and Special Termination Benefits. Duke Energy has an ongoing severance plan under which, in general, the longer a terminated employee worked prior to termination the greater the amount of severance benefits. Duke Energy records a liability for involuntary severance once an involuntary severance plan is committed to by management, or sooner, if involuntary severances are probable and the

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

related severance benefits can be reasonably estimated. For involuntary severance benefits that are incremental to its ongoing severance plan benefits, Duke Energy measures the obligation and records the expense at its fair value at the communication date if there are no future service requirements, or, if future service is required to receive the termination benefit, ratably over the service period. From time to time, Duke Energy offers special termination benefits under voluntary severance programs. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Employee acceptance of voluntary severance benefits is determined by management based on the facts and circumstances of the special termination benefits being offered. See Note 19 for further information.

Guarantees. Upon issuance or modification of a guarantee, Duke Energy recognizes a liability at the time of issuance or material modification for the estimated fair value of the obligation it assumes under that guarantee, if any. Fair value is estimated using a probability-weighted approach. Duke Energy reduces the obligation over the term of the guarantee or related contract in a systematic and rational method as risk is reduced under the obligation. Any additional contingent loss for guarantee contracts subsequent to the initial recognition of a liability in accordance with applicable accounting guidance is accounted for and recognized at the time a loss is probable and the amount of the loss can be reasonably estimated.

Duke Energy has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Energy’s potential exposure under these indemnification agreements can range from a specified to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. See Note 7 for further information.

Other Current and Non-Current Liabilities. At December 31, 2010 and 2009, $248 million and $257 million, respectively, of liabilities associated with vacation accrued are included in Other within Current Liabilities in the Consolidated Balance Sheets of Duke Energy. As of December 31, 2010 and 2009, this balance exceeded 5% of total current liabilities.

At December 31, 2010 and 2009, $89 million and $94 million, respectively, of liabilities associated with vacation accrued were included in Other Current Liabilities in the Consolidated Balance Sheets of Duke Energy Carolinas. At December 31, 2010, this balance exceeded 5% of total current liabilities.

Stock-Based Compensation. Stock-based compensation represents the cost related to stock-based awards granted to employees. Duke Energy recognizes stock-based compensation based upon the estimated fair value of the awards, net of estimated forfeitures. The recognition period for these costs begin at either the applicable service inception date or grant date and continues throughout the requisite service period, or for certain share-based awards until the employee becomes retirement eligible, if earlier. Share-based awards, including stock options, but not performance shares, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized on the date such awards are granted. See Note 20 for further information.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances may also be bought and sold via third party transactions or consumed as the emissions are generated. Allowances allocated to or acquired by the Duke Energy Registrants are held primarily for consumption. The Duke Energy Registrants record emission allowances as Intangible Assets on their Consolidated Balance Sheets at cost and recognizes the allowances in earnings as they are consumed or sold. Gains or losses on sales of emission allowances by regulated businesses that do not provide for direct recovery through a cost tracking mechanism and non-regulated businesses are presented in Gains (Losses) on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. For regulated businesses that provide for direct recovery of emission allowances, any gain or loss on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances and, therefore, as the recovery of the gain or loss is recognized in operating revenues, the regulatory asset or liability related to the emission allowance activity is recognized as a component of Fuel Used in Electric Generation and Purchased Power-Regulated in the Consolidated Statements of Operations. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows. See Note 12 for discussion regarding the impairment of the carrying value of certain emission allowances in 2010 and 2008.

Income Taxes. Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns as required. Deferred income taxes have been provided for temporary differences between the GAAP and tax carrying amounts of assets and liabilities. These differences create taxable or tax-deductible amounts for future periods. Investment tax credits (ITC) associated with regulated operations are deferred and are amortized as a reduction of income tax expense over the estimated useful lives of the related properties.

Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana entered into a tax sharing agreement with Duke Energy, where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses or benefits. The accounting for income taxes essentially represents the income taxes that the Subsidiary Registrants would incur if the Subsidiary Registrants were a separate company filing their own federal tax return as a C-Corporation. Duke Energy Carolinas files separate state income tax returns in North Carolina and South Carolina.

The Duke Energy Registrants record unrecognized tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Management evaluates each position

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. The Duke Energy Registrants record the largest amount of the unrecognized tax benefit that is greater than 50% likely of being realized upon settlement or effective settlement. Management considers a tax position effectively settled for the purpose of recognizing previously unrecognized tax benefits when the following conditions exist: (i) the taxing authority has completed its examination procedures, including all appeals and administrative reviews that the taxing authority is required and expected to perform for the tax positions, (ii) the Duke Energy Registrants do not intend to appeal or litigate any aspect of the tax position included in the completed examination, and (iii) it is remote that the taxing authority would examine or reexamine any aspect of the tax position. Deferred taxes are not provided on translation gains and losses where the Duke Energy Registrants expect earnings of a foreign operation to be indefinitely reinvested.

The Duke Energy Registrants record, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

See Note 22 for further information.

Accounting for Renewable Energy Tax Credits and Grants Under the American Recovery and Reinvestment Act of 2009. In 2009, The American Recovery and Reinvestment Act of 2009 (the Stimulus Bill) was signed into law, which provides tax incentives in the form of ITC or cash grants for renewable energy facilities and renewable generation property either placed in service through specified dates or for which construction has begun prior to specified dates. Under the Stimulus Bill, Duke Energy and Duke Energy Ohio may elect an ITC, which is determined based on a percentage of the tax basis of the qualified property placed in service, for property placed in service after 2008 and before 2014 (2013 for wind facilities) or a cash grant, which allows entities to elect to receive a cash grant in lieu of the ITC for certain property either placed in service in 2009 or 2010 or for which construction begins in 2009 and 2010. When Duke Energy and Duke Energy Ohio elect either the ITC or cash grant on Commercial Power’s wind facilities that meet the stipulations of the Stimulus Bill, Duke Energy and Duke Energy Ohio reduce the basis of the property recorded on the Consolidated Balance Sheets by the amount of the ITC or cash grant and, therefore, the ITC or grant benefit is recognized ratably over the life of the associated asset. Additionally, certain tax credits and government grants received under the Stimulus Bill provide for an incremental initial tax depreciable base in excess of the carrying value for GAAP purposes, creating an initial deferred tax asset equal to the tax effect of one half of the ITC or government grant. Duke Energy records the deferred tax benefit as a reduction to income tax expense in the period that the basis difference is created.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by the Duke Energy Registrants from its customers. These taxes, which are required to be paid regardless of the Duke Energy Registrants’ ability to collect from the customer, are accounted for on a gross basis. When the Duke Energy Registrants act as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. The Duke Energy Registrants’ excise taxes accounted for on a gross basis and recorded as operating revenues in the accompanying Consolidated Statements of Operations were as follows:

	Year Ended December 31,
	2010	2009	2008
	(in millions)
Duke Energy Carolinas	$156	$132	$127
Duke Energy Ohio	115	117	121
Duke Energy Indiana	29	27	30

Total Duke Energy	$300	$276	$278

Foreign Currency Translation. The local currencies of Duke Energy’s foreign operations have been determined to be their functional currencies, except for certain foreign operations whose functional currency has been determined to be the U.S. Dollar, based on an assessment of the economic circumstances of the foreign operation. Assets and liabilities of foreign operations, except for those whose functional currency is the U.S. Dollar, are translated into U.S. Dollars at the exchange rates at period end. Translation adjustments resulting from fluctuations in exchange rates are included as a separate component of AOCI. Revenue and expense accounts of these operations are translated at average exchange rates prevailing during the year. Gains and losses arising from balances and transactions denominated in currencies other than the functional currency are included in the results of operations in the period in which they occur. See Note 23 for additional information on gains and losses primarily associated with International Energy’s remeasurement of certain cash and debt balances into the reporting entity’s functional currency and transaction gains and losses.

Statements of Consolidated Cash Flows. The Duke Energy Registrants have made certain classification elections within their Consolidated Statements of Cash Flows. Cash flows from discontinued operations are combined with cash flows from continuing operations within operating, investing and financing cash flows within the Consolidated Statements of Cash Flows. With respect to cash overdrafts, book overdrafts are included within operating cash flows while bank overdrafts are included within financing cash flows.

Dividend Restrictions and Unappropriated Retained Earnings. Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, as further described in Note 4, due to conditions established by

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

regulators at the time of the Duke Energy/Cinergy merger in April 2006, certain wholly-owned subsidiaries, including the Subsidiary Registrants, have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2010 and 2009, an insignificant amount of Duke Energy’s consolidated Retained Earnings balance represents undistributed earnings of equity method investments.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2010 and the impact of such adoption, if applicable has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 860—Transfers and Servicing (ASC 860). In June 2009, the FASB issued revised accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. This revised accounting guidance eliminated the concept of a QSPE and required those entities which were not subject to consolidation under previous accounting rules to now be assessed for consolidation. In addition, this accounting guidance clarified and amended the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and required additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, this revised accounting guidance was effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement was prohibited. Since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through Cinergy Receivables, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy did not consolidate Cinergy Receivables, and the transfers were accounted for as sales. Effective with adoption of this revised accounting guidance and ASC 810-Consolidation (ASC 810), as discussed below, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs was impacted as Duke Energy began consolidating Cinergy Receivables effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation were not impacted by the adoption of ASC 860. See Note 17 for additional information.

ASC 810—Consolidations (ASC 810). In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a VIE. This revised accounting guidance also required an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct the activities that most significantly impact the economic performance of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modified existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amended the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this accounting guidance required enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement.

For the Duke Energy Registrants, this accounting guidance was effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that existed as of the effective date. Effective with adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs were impacted as Duke Energy began consolidating Cinergy Receivables effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation were not impacted by the adoption of ASC 810. This revised accounting guidance did not have a significant impact on any of the Duke Energy Registrants’ other interests in VIEs. See Note 17 for additional disclosures required by the revised accounting guidance in ASC 810.

ASC 820—Fair Value Measurements and Disclosures (ASC 820). In January 2010, the FASB amended existing fair value measurements and disclosures accounting guidance to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. For the Duke Energy Registrants, certain portions of this revised accounting guidance were effective on January 1, 2010, with additional disclosures effective for periods beginning January 1, 2011. The initial adoption of this accounting guidance resulted in additional disclosure in the notes to the consolidated financial statements but did not have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

ASC 310—Receivables (ASC 310). In July 2010, the FASB issued revised disclosure requirements related to financing receivables to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for financing receivables and the related allowance for credit losses. This revised accounting guidance requires disclosure information at disaggregated levels and requires roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables. For the Duke Energy Registrants, certain portions of these revised disclosure requirements were effective for the year ended December 31, 2010, with additional disclosures effective for periods beginning January 1, 2011. The initial adoption of these revised disclosure requirements did not result in any significant impact to the notes to the consolidated financial statements or on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2009 and the impact of such adoption, if applicable has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board’s (FASB) Accounting Standards Codification (ASC) 105—Generally Accepted Accounting Principles (ASC 105). In June 2009, the FASB amended ASC 105 for the ASC, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of the changes to ASC 105, which was for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

reporting standards. Under the ASC, all of its content carries the same level of authority and the GAAP hierarchy includes only two levels of GAAP: authoritative and non-authoritative. While the adoption of the ASC did not have an impact on the accounting followed in the Duke Energy Registrants’ consolidated financial statements, the ASC impacted the references to authoritative and non-authoritative accounting literature contained within the Notes.

ASC 805—Business Combinations (ASC 805). In December 2007, the FASB issued revised guidance related to the accounting for business combinations. This revised guidance retained the fundamental requirement that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy, this revised guidance is applied prospectively to business combinations for which the acquisition date occurred on or after January 1, 2009. The impact to Duke Energy of applying this revised guidance for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of ASC 805. The revised guidance of ASC 805 changed the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Effective January 1, 2009, the resolution of any tax contingencies relating to Cinergy that existed as of the date of the merger are required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

ASC 810. In December 2007, the FASB amended ASC 810 to establish accounting and reporting standards for the noncontrolling (minority) interest in a subsidiary and for the deconsolidation of a subsidiary and to clarify that a noncontrolling interest in a subsidiary is an ownership interest in a consolidated entity that should be reported as equity in the consolidated financial statements. This amendment also changed the way the consolidated income statement is presented by requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. In addition, this amendment established a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. For the Duke Energy Registrants, this amendment was effective as of January 1, 2009, and has been applied prospectively, except for certain presentation and disclosure requirements that were applied retrospectively. The adoption of these provisions of ASC 810 impacted the presentation of noncontrolling interests in the Duke Energy Registrants’ Consolidated Financial Statements, as well as the calculation of the Duke Energy Registrants’ effective tax rate.

ASC 815—Derivatives and Hedging (ASC 815). In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities required under ASC 815. The amendments to ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Duke Energy Registrants adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. See Note 14 for the disclosures required under ASC 815.

ASC 715—Compensation—Retirement Benefits (ASC 715). In December 2008, the FASB amended ASC 715 to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with ASC 820—Fair Value Measurements and Disclosures (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For the Duke Energy Registrants, these amendments to ASC 715 were effective for the Duke Energy Registrants’ Form 10-K for the year ended December 31, 2009. The adoption of these new disclosure requirements did not have any impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. See Note 21 for the disclosures required under ASC 715.

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2008 and the impact of such adoption, if applicable, has been presented in the accompanying Consolidated Financial Statements:

ASC 820. Refer to Note 15 for required fair value disclosures.

ASC 825 – Financial Instruments (ASC 825). ASC 825 permits, but does not require, entities to elect to measure many financial instruments and certain other items at fair value. See Note 15.

ASC 860 and ASC 810. In December 2008, the FASB amended the disclosure requirements related to transfers and servicing of financial assets and VIEs to require public entities to provide additional disclosures about transfers of financial assets and to require public enterprises to provide additional disclosures about their involvement with VIEs. Additionally, certain disclosures were required to be provided by a public enterprise that is (a) a sponsor that has a variable interest in a VIE and (b) an enterprise that holds a significant variable interest in a QSPE but was not the transferor (nontransferor enterprise) of financial assets to the QSPE. The new disclosure requirements are intended to provide greater transparency to financial statement users about a transferor’s continuing involvement with transferred financial assets and an enterprise’s involvement with VIEs. The new disclosure requirements were effective for Duke Energy beginning December 31, 2008. The additional requirements of ASC 810 did not have any impact on Duke Energy’s consolidated results of operations, cash flows or financial position. See Note 17 for additional information.

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of December 31, 2010:

ASC 605—Revenue Recognition (ASC 605). In October 2009, the FASB issued new revenue recognition accounting guidance in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables. This new accounting guidance primarily applies to all contractual arrangements in which a vendor will perform multiple revenue generating activities,

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

and addresses the unit of accounting for arrangements involving multiple deliverables, as well as how arrangement consideration should be allocated to the separate units of accounting. For the Duke Energy Registrants, the new accounting guidance is effective January 1, 2011 and will be applied prospectively. Duke Energy does not expect this new accounting guidance to have a material impact to its consolidated results of operations, cash flows or financial position.

ASC 350—Intangibles – Goodwill and Other (ASC 350). In December 2010, the FASB amended the accounting guidance related to annual impairment tests. The revised accounting guidance requires entities which have reporting units with a zero or negative carrying value to assess, considering qualitative factors such as those described in existing accounting guidance, whether it is more likely than not that a goodwill impairment exists. If an entity concludes that it is more likely than not that a goodwill impairment exists for the applicable reporting unit, the entity must perform step 2 of the goodwill impairment test. For Duke Energy, the revised accounting guidance is effective January 1, 2011 and will be applied prospectively. Duke Energy is currently evaluating the potential impact of the adoption of this revised accounting guidance on its annual impairment test of goodwill and is unable to estimate at this time the impact of adoption on its consolidated results of operations cash flows or financial position. None of Duke Energy’s reporting units had a negative carrying value as of December 31, 2010.

ASC 805. In November 2010, the FASB issued new accounting guidance in response to diversity in the interpretation of pro forma information requirements for business combinations. The new accounting guidance requires an entity to present pro forma financial information as if the business combination occurred at the beginning of the earliest period presented, as well as, additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. For Duke Energy this new accounting guidance is effective January 1, 2011 and will be applied to all business combinations consummated after that date.

ASC 820—Fair Value Measurements and Disclosures (ASC 820). In January 2010, the FASB amended existing fair value measurements and disclosures accounting guidance to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. For the Duke Energy Registrants, certain portions of this revised accounting guidance were effective on January 1, 2010, with additional disclosures effective for periods beginning January 1, 2011. The initial adoption of this accounting guidance resulted in additional disclosure in the notes to the consolidated financial statements but did not have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. The adoption of the remaining portions of this accounting guidance will result in additional disclosure in the notes to the consolidated financial statements but is not expected to have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

ASC 310—Receivables (ASC 310). In July 2010, the FASB issued revised disclosure requirements related to financing receivables to address concerns about the sufficiency, transparency, and robustness of credit risk disclosures for finance receivables and the related allowance for credit losses. This revised accounting guidance requires disclosure information at disaggregated levels and requires roll-forward schedules of the allowance for credit losses and information regarding the credit quality of receivables. For the Duke Energy Registrants, certain portions of these revised disclosure requirements were effective for the year ended December 31, 2010, with additional disclosures effective for periods beginning January 1, 2011. The initial adoption of these revised disclosure requirements did not result in any significant impact to the notes to the consolidated financial statements or on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. The adoption of the remaining portions of this revised accounting guidance may result in additional disclosure in the notes to the consolidated financial statements but is not expected to have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

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

Operating segments for each of the Duke Energy Registrants are determined based on information used by the chief operating decision maker in deciding how to allocate resources and evaluate the performance at each of the Duke Energy Registrants. There is no aggregation within reportable operating segments at any of the Duke Energy Registrants.

Duke Energy

Duke Energy has the following reportable operating segments: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy.

USFE&G generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, central, north central and southern Indiana, and northern Kentucky. USFE&G also transmits, and distributes electricity in southwestern Ohio. Additionally, USFE&G transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, certain regulated portions of Duke Energy Ohio including Duke Energy Kentucky and Duke Energy Indiana.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation assets consist of renewable energy generation assets, Duke Energy Ohio’s regulated generation in Ohio and five Midwestern gas-fired non-regulated generation assets. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified by the PUCO as a Competitive Retail Electric Supplier (CRES) provider in Ohio. Duke Energy Retail serves retail electric customers in southwest, west central and northern Ohio at competitive rates. Due to increased levels of customer switching as a result of the competitive markets in Ohio, Duke Energy Retail has focused on acquiring customers that had previously been served by Duke Energy Ohio under the ESP, as well as those previously served by other Ohio franchised utilities. Commercial Power also develops and implements customized energy solutions. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. In addition, DEGS engages in the development, construction and operation of renewable energy projects and is also developing transmission and biomass projects.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25% interest in National Methanol Company (NMC), located in Saudi Arabia, which is a large regional producer of methanol and methyl tertiary butyl ether (MTBE). Through December 31, 2009, International Energy has a 25% ownership interest in Attiki Gas Supply S.A. (Attiki), which is a natural gas distributor located in Athens, Greece. In January 2010, the counterparty to Attiki’s non-recourse debt issued a notice of default due to Duke Energy’s failure to make a scheduled semi-annual installment payment of principal and interest following Duke Energy’s 2009 decision to abandon its investment in Attiki and the related non-recourse debt. See Note 13 for additional information related to the investment in Attiki.

The remainder of Duke Energy’s operations is presented as Other. While it is not considered a business segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, Duke Energy’s effective 50% interest in DukeNet Communications, LLC (DukeNet) and related telecommunications businesses, Duke Energy Trading and Marketing, LLC (DETM), which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy and management is currently in the process of winding down, and Duke Energy’s effective 50% interest in the Crescent JV (Crescent), which was Duke Energy’s real estate joint venture that filed for Chapter 11 bankruptcy protection in June 2009 and emerged from bankruptcy in June 2010. Following the bankruptcy proceeding, Duke Energy no longer has any ownership interest in Crescent. See Note 13 for additional information related to Crescent. In December 2010, Duke Energy sold a 50% ownership in DukeNet to investments funds managed by Alinda Capital Partners, LLC (collectively Alinda). See Note 3 for further discussion of the DukeNet disposition transaction

Unallocated corporate costs include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance costs, costs to achieve mergers and divestitures and costs associated with certain corporate severance programs. Bison’s principal activities as a captive insurance entity include the indemnification and reinsurance of various business risks and losses, such as property, business interruption and general liability of subsidiaries and affiliates of Duke Energy. On a limited basis, Bison also participates in reinsurance activities with certain third parties.

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures and Acquisitions	Segment Assets(b)
(in millions)
Year Ended December 31, 2010

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

U.S. Franchised Electric and Gas(c)(h)	$10,563	$34	$10,597	$2,966	$1,386	$3,891	$45,210
Commercial Power(d)	2,440	8	2,448	(229)	225	525	6,704
International Energy	1,204	—	1,204	486	86	181	4,310

Total reportable segments	14,207	42	14,249	3,223	1,697	4,597	56,224
Other(e)	65	53	118	(255)	89	258	2,845
Eliminations and reclassifications	—	(95)	(95)	—	—	—	21
Interest expense	—	—	—	(840)	—	—	—
Interest income and other(f)	—	—	—	72	—	—	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	10	—	—	—

Total consolidated	$14,272	$—	$14,272	$2,210	$1,786	$4,855	$59,090

Year Ended December 31, 2009
U.S. Franchised Electric and Gas	$9,392	$41	$9,433	$2,321	$1,290	$3,560	$42,763
Commercial Power(d)	2,109	5	2,114	27	206	688	7,345
International Energy	1,158	—	1,158	365	81	128	4,067

Total reportable segments	12,659	46	12,705	2,713	1,577	4,376	54,175
Other	72	56	128	(251)	79	181	2,736
Eliminations and reclassifications	—	(102)	(102)	—	—	—	129
Interest expense	—	—	—	(751)	—	—	—
Interest income and other(e)	—	—	—	102	—	—	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	18	—	—	—

Total consolidated	$12,731	$—	$12,731	$1,831	$1,656	$4,557	$57,040

Year Ended December 31, 2008
U.S. Franchised Electric and Gas	$10,130	$29	$10,159	$2,398	$1,326	$3,650	$39,556
Commercial Power	1,817	9	1,826	264	174	870	7,467
International Energy	1,185	—	1,185	411	84	161	3,309

Total reportable segments	13,132	38	13,170	3,073	1,584	4,681	50,332
Other(g)	75	59	134	(568)	86	241	2,605
Eliminations and reclassifications	—	(97)	(97)	—	—	—	140
Interest expense	—	—	—	(741)	—	—	—
Interest income and other(e)	—	—	—	117	—	—	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	10	—	—	—

Total consolidated	$13,207	$—	$13,207	$1,891	$1,670	$4,922	$53,077

(a)	Segment results exclude results of entities classified as discontinued operations.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

(b)	Includes assets held for sale and assets of entities in discontinued operations. See Note 13 for description and carrying value of investments accounted for under the equity method of accounting within each segment.
(c)	On December 7, 2009 and January 10, 2010, the North Carolina and South Carolina rate case settlement agreements were approved by the NCUC and PSCSC, respectively. Among other things, the rate case settlements included an annual base rate increase of $315 million in North Carolina to be phased-in primarily over a two-year period beginning January 1, 2010, and a $74 million annual base rate increase in South Carolina effective February 1, 2010. On July 8, 2009, the PUCO approved a $55 million annual increase in rates for electric delivery service. These new rates were effective July 13, 2009. Additionally, on December 29, 2009, the KPSC approved a $13 million increase in annual base natural gas rates. New rates went into effect January 4, 2010.
(d)	As discussed further in Note 12, during the year ended December 31, 2010, Commercial Power recorded impairment charges of $660 million, which consisted of a $500 million goodwill impairment charge associated with the non-regulated Midwest generating operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets. During the year ended December 31, 2009, Commercial Power recorded impairment charges of $413 million, which consists of a $371 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $42 million charge to write-down the value of certain generating assets in the Midwest to their estimated fair value.
(e)	During 2010, Other recorded a $172 million expense related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina (see Note 19). This was partially offset by a $139 million gain from the sale of a 50% ownership interest in DukeNet (see Note 3), and a $109 million gain from the sale of an equity method investment in, Q-Comm Corporation (Q-Comm) (see Note 13).
(f)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.
(g)	As discussed further in Note 13, Duke Energy recorded its proportionate share of impairment charges recorded by Crescent of $238 million during the year ended December 31, 2008.
(h)	As discussed in Note 4, during the year ended December 31, 2010, USFE&G recorded a $44 million charge related to the Edwardsport integrated gasification combined cycle (IGCC) plant that is currently under construction.

Geographic Data

	U.S.	Latin America(a)	Consolidated
	(in millions)
2010
Consolidated revenues	$13,068	$1,204	$14,272
Consolidated long-lived assets	42,754	2,733	45,487
2009
Consolidated revenues	$11,573	$1,158	$12,731
Consolidated long-lived assets	41,043	2,561	43,604
2008
Consolidated revenues	$12,022	$1,185	$13,207
Consolidated long-lived assets	37,866	2,065	39,931

(a)	Change in amounts of long-lived assets in Latin America is primarily due to foreign currency translation adjustments on property, plant and equipment and other long-lived asset balances.

Duke Energy Carolinas

Duke Energy Carolinas has one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Carolinas, which consists of the regulated electric utility business in central and western North Carolina and western South Carolina.

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain allocated corporate governance costs (see Note 13).

Business Segment Data

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues(b)	Segment EBIT/ Consolidated Income before Income Taxes	Depreciation and Amortization	Capital and Acquisition Expenditures	Segment Assets
	(in millions)
Year Ended December 31, 2010
Franchised Electric(a)	$6,424	$1,930	$787	$2,280	$27,388

Total reportable segments	6,424	1,930	787	2,280	27,388
Other(c)	—	(296)	—	—	—
Interest expense	—	(362)	—	—	—
Interest income	—	23	—	—	—

Total consolidated	$6,424	$1,295	$787	$2,280	$27,388

Year Ended December 31, 2009
Franchised Electric	$5,495	$1,545	$692	$2,236	$26,690

Total reportable segments	5,495	1,545	692	2,236	26,690
Other	—	(143)	—	—	—
Interest expense	—	(330)	—	—	—
Interest income	—	7	—	—	—

Total consolidated	$5,495	$1,079	$692	$2,236	$26,690

Year Ended December 31, 2008
Franchised Electric	$5,903	$1,564	$730	$2,560	$24,117

Total reportable segments	5,903	1,564	730	2,560	24,117
Other	—	(186)	—	—	—
Interest expense	—	(331)	—	—	—
Interest income	—	15	—	—	—

Total consolidated	$5,903	$1,062	$730	$2,560	$24,117

(a)	On December 7, 2009 and January 10, 2010, the North Carolina and South Carolina rate case settlement agreements were approved by the NCUC and PSCSC, respectively. Among other things, the rate case settlements included an annual base rate increase of $315 million in North Carolina to be phased-in primarily over a two-year period beginning January 1, 2010, and a $74 million annual base rate increase in South Carolina effective February 1, 2010.
(b)	There were no intersegment revenues for the years ended December 31, 2010, 2009 and 2008.
(c)	During 2010, Other recorded a $99 million expense related to the 2010 voluntary severance plan (see Note 19).

All of Duke Energy Carolinas’ revenues are generated domestically and its long-lived assets are all in the U.S.

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

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s generation asset fleet consists of Duke Energy Ohio’s regulated generation in Ohio and five Midwestern gas-fired non-regulated generation assets. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Duke Energy Ohio’s Commercial Power reportable operating segment does not include the operations of DEGS or Duke Energy Retail, which is included in the Commercial Power reportable operating segment at Duke Energy.

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain allocated governance costs (see Note 13).

Business Segment Data

	Unaffiliated Revenues(d)	Segment EBIT/ Consolidated (Loss) Income Before Income Taxes	Depreciation and Amortization	Capital Expenditures	Segment Assets
Year Ended December 31, 2010
Franchised Electric and Gas(b)(c)	$1,623	$137	$226	$353	$6,258
Commercial Power(a)(e)	1,706	(262)	174	93	4,821

Total reportable segments	3,329	(125)	400	446	11,079
Other	—	(93)	—	—	192
Eliminations and reclassifications	—	—	—	—	(247)
Interest expense	—	(109)	—	—	—
Interest income and other	—	18	—	—	—

Total consolidated	$3,329	$(309)	$400	$446	$11,024

Year Ended December 31, 2009
Franchised Electric and Gas	$1,578	$283	$205	$294	$6,091
Commercial Power(a)	1,810	(352)	179	139	5,489

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues(d)	Segment EBIT/ Consolidated (Loss) Income Before Income Taxes	Depreciation and Amortization	Capital Expenditures	Segment Assets
Total reportable segments	3,388	(69	384	433	11,580
Other	—	(64)	—	—	4
Eliminations and reclassifications	—	—	—	—	(73)
Interest expense	—	(117)	—	—	—
Interest income and other	—	10	—	—	—

Total consolidated	$3,388	$(240)	$384	$433	$11,511

Year Ended December 31, 2008
Franchised Electric and Gas	$1,778	$291	$243	$305	$5,857
Commercial Power	1,646	301	166	260	6,249

Total reportable segments	3,424	592	409	565	12,106
Other	—	(67)	—	—	17
Eliminations and reclassifications	—	—	—	—	(34)
Interest expense	—	(94)	—	—	—
Interest income and other	—	27	—	—	—

Total consolidated	$3,424	$458	$409	$565	$12,089

(a)	As discussed in Note 12, during the year ended December 31, 2010, Commercial Power recorded impairment charges of $621 million, which consisted of a $461 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets. During the year ended December 31, 2009, Commercial Power recorded impairment charges of $769 million, which consisted of a $727 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $42 million charge to write-down the value of certain generating assets in the Midwest to their estimated fair value.
(b)	On July 8, 2009, the PUCO approved a $55 million annual increase in rates for electric delivery service. These new rates were effective July 13, 2009. Additionally, on December 29, 2009, the KPSC approved a $13 million increase in annual base natural gas rates. New rates went into effect January 4, 2010.
(c)	In the second quarter of 2010, Franchised Electric and Gas recorded an impairment charge of $216 million related to the Ohio Transmission and Distribution reporting unit. This impairment charge was not applicable to Duke Energy as this reporting unit has a lower carrying value at Duke Energy. See Note 12 for additional information.
(d)	There was an insignificant amount of intersegment revenues for the years ended December 31, 2010, 2009 and 2008.
(e)	In 2010 Duke Energy Ohio earned approximately 13% of its consolidated operating revenues from PJM. These revenues relate to the sale of capacity and electricity from Commercial Power’s gas-fired non-regulated generation assets. In 2009 and 2008 no single counterparty contributed 10% or more of consolidated operating revenue.

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

The remainder of Duke Energy Indiana’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain allocated governance costs (see Note 13).

Business Segment Data

	Unaffiliated Revenues(b)	Segment EBIT/ Consolidated Income before Income Taxes	Depreciation and Amortization	Capital Expenditures	Segment Assets
	(in millions)
Year Ended December 31, 2010
Franchised Electric(a)	$2,520	$650	$375	$1,255	$9,631

Total reportable segment	2,520	650	375	1,255	9,631
Other	—	(87)	—	—	—
Interest expense	—	(135)	—	—	—
Interest income and other	—	13	—	—	—

Total consolidated	$2,520	$441	$375	$1,255	$9,631

Year Ended December 31, 2009
Franchised Electric	$2,353	$494	$403	$1,029	$8,410

Total reportable segment	2,353	494	403	1,029	8,410
Other	—	(46)	—	—	—
Interest expense	—	(144)	—	—	—

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Unaffiliated Revenues(b)	Segment EBIT/ Consolidated Income before Income Taxes	Depreciation and Amortization	Capital Expenditures	Segment Assets
	(in millions)
Interest income and other	—	13	—	—	—

Total consolidated	$2,353	$317	$403	$1,029	$8,410

Year Ended December 31, 2008
Franchised Electric	$2,483	$558	$353	$774	$7,818

Total reportable segment	2,483	558	353	774	7,818
Other	—	(49)	—	—	—
Interest expense	—	(123)	—	—	—
Interest income and other	—	22	—	—	—

Total consolidated	$2,483	$408	$353	$774	$7,818

(a)	As discussed in Note 4, during the year ended December 31, 2010, Duke Energy Indiana recorded a $44 million charge related to the Edwardsport IGCC plant that is currently under construction
(b)	There were no intersegment revenues for the years ended December 31, 2010, 2009 and 2008.

All of Duke Energy Indiana’s revenues are generated domestically and its long-lived assets are in the U.S.

3. Acquisitions and Dispositions of Businesses and Sales of Other Assets

Acquisitions. The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.

Duke Energy

On January 8, 2011, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) by and among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly-owned subsidiary (Merger Sub) and Progress Energy, Inc. (Progress Energy), a North Carolina corporation. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Progress Energy with Progress Energy continuing as the surviving corporation and a wholly-owned subsidiary of Duke Energy.

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be cancelled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be cancelled without any consideration therefor). Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy Common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at December 31, 2010, Duke Energy would issue 765 million shares of common stock to convert the Progress Energy common shares in the merger. The merger will be accounted for under the purchase method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on the date Duke Energy and Progress Energy announced the execution of the Merger Agreement, the transaction would be valued at $14 billion and would result in incremental recorded goodwill to Duke Energy in the range of $7 to $8 billion, based on initial estimates. Duke Energy would also assume $12 billion of Progress Energy debt (based on Progress Energy’s outstanding indebtedness on that date). The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval to the extent required by the FERC, the Federal Communications Commission (FCC), the NCUC, the PSCSC, the Florida Public Service Commission (FPSC), the IURC, the KPSC, the PUCO, and the NRC. Duke Energy is targeting completion of the merger by the end of 2011, however no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The Merger Agreement contains certain termination rights for both Duke Energy and Progress Energy, and further provides for the payment of a termination fee of $400 million by Progress Energy under specified circumstances and a termination fee of $675 million by Duke Energy under specific circumstances.

In June 2009, Duke Energy completed the purchase of the remaining approximate 24% noncontrolling interest in the Aguaytia Integrated Energy Project (Aguaytia), located in Peru, for $28 million. Subsequent to this transaction, Duke Energy owns 100% of Aguaytia. As the carrying value of the noncontrolling interest was $42 million at the date of acquisition, Duke Energy’s consolidated equity increased $14 million as a result of this transaction. Cash paid for acquiring this additional ownership interest is included in Distributions to noncontrolling interests within Net cash provided by (used in) financing activities on the Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

In June 2009, Duke Energy acquired North Allegheny Wind, LLC (North Allegheny) in Western Pennsylvania for $124 million. The fair value of the net assets acquired were determined primarily using a discounted cash flow model as the output of North Allegheny is contracted for 23 1/2 years under a fixed price purchased power agreement. Substantially all of the fair value of the acquired net assets has been attributed to property, plant and equipment. There was no goodwill associated with this transaction. North Allegheny owns 70 MW of power generating assets that began commercially generating electricity in the third quarter of 2009.

In September 2008, Duke Energy acquired Catamount Energy Corporation (Catamount), a leading wind power company located in Rutland, Vermont. This acquisition included over 300 MW of power generating assets, including 283 net MW in the Sweetwater wind power facility in West Texas, and 20 net MW of biomass-fueled cogeneration in New England and also included 1,750 MW of wind assets with the potential for development in the U.S. and United Kingdom. This transaction resulted in a purchase price of $245 million plus the assumption of $80 million of debt. The purchase accounting entries consisted of $190 million of equity method investments, $117 million of intangible assets related to wind development rights, $69 million of goodwill, none of which is deductible for tax purposes, and $80 million of debt. See “dispositions” below for a discussion of the subsequent sale of two projects acquired as part of the Catamount transaction.

Duke Energy Carolinas

On September 30, 2008, Duke Energy Carolinas completed the purchase of a portion of Saluda River Electric Cooperative, Inc.’s (Saluda) ownership interest in the Catawba Nuclear Station. Under the terms of the agreement, Duke Energy Carolinas paid $150 million for the additional ownership interest in the Catawba Nuclear Station. Following the closing of the transaction, Duke Energy Carolinas owns 19.25% of the Catawba Nuclear Station. No goodwill was recorded as a result of this transaction. See Note 4 for discussion of the NCUC and PSCSC approval of Duke Energy Carolinas’ petition requesting an accounting order to defer incremental costs incurred from the purchase of this additional ownership interest.

The pro forma results of operations for Duke Energy and Duke Energy Carolinas as if those acquisitions discussed above which closed prior to December 31, 2010 occurred as of the beginning of the periods presented do not materially differ from reported results.

Dispositions.

In December 2010, Duke Energy completed the previously announced agreement with investment funds managed by Alinda to sell a 50% ownership interest in DukeNet. As a result of the disposition transaction, DukeNet and Alinda became equal 50% owners in the new joint venture. Duke Energy received $137 million in cash. The DukeNet disposition transaction resulted in a pre-tax gain of $139 million, which was recorded in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. The pre-tax gain reflects the gain on the disposition of Duke Energy’s 50% interest in DukeNet, as well as the gain resulting from the re-measurement to fair value of Duke Energy’s retained non-controlling interest. Effective with the closing of the DukeNet disposition transaction, on December 20, 2010, DukeNet is no longer consolidated into Duke Energy’s consolidated financial statements and is now accounted for by Duke Energy as an equity method investment.

In the first quarter of 2009, Duke Energy completed the sale of two United Kingdom wind projects acquired in the Catamount acquisition. No gain or loss was recognized on these transactions.

Sales of Other Assets. For the year ended December 31, 2010, the sale of other assets at Duke Energy resulted in $160 million in proceeds and net pre-tax gains of $153 million, which are recorded in Gains on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. These gains primarily relate to the DukeNet gain as discussed above and sales of emission allowances by USFE&G and Commercial Power.

For the years ended December 31, 2009 and 2008, the sale of other assets at Duke Energy resulted in $63 million and $87 million, respectively in proceeds and net pre-tax gains of $36 million and $69 million, respectively, which are recorded in Gains on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations. These gains primarily relate to sales of emission allowances by USFE&G and Commercial Power.

The sale of emission allowances and other assets at Duke Energy Carolinas resulted in proceeds of $8 million, $24 million and $3 million, for the years ended December 31, 2010, 2009 and 2008, respectively. Net pre-tax gains of $7 million, $24 million and $3 million were recorded for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are recorded in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations.

The sale of other assets at Duke Energy Ohio resulted in $13 million, $37 million and $77 million in proceeds for the years ended December 31, 2010, 2009 and 2008, respectively. Net pre-tax gains of $3 million, $12 million and $59 million were recorded for the years ended December 31, 2010, 2009 and 2008, respectively. These amounts are recorded in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. Pre-tax gains relate to Commercial Power’s sales of emission allowances.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

4. Regulatory Matters

Regulatory Assets and Liabilities.

The substantial majority of USFE&G’s operations and certain portions of Commercial Power’s operations apply regulatory accounting treatment. Accordingly, these businesses record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

Duke Energy Registrants’ Regulatory Assets and Liabilities:

As of December 31, 2010	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Recovery/Refund Period Ends(s)
	(in millions)

Regulatory Assets(a)
Net regulatory asset related to income taxes(c)	780	601	78	101	(o	)
Accrued pension and post retirement(d)	1,616	680	211	316	(b	)
ARO costs and NDTF assets(d)	133	133	—	—	2043
Regulatory transition charges (RTC)(d)	3	—	3	—	2011
Gasification services agreement buyout costs(d)	129	—	—	129	2018
Deferred debt expense(c)	138	108	9	21	2040
Vacation accrual(e)	146	67	8	13	2011
Post-in-service carrying costs and deferred operating expense(c)(d)	92	—	11	81	(o	)
Under-recovery of fuel costs(f)(g)	52	20	13	19	2011
Hedge costs and other deferrals(h)(r)	6	—	6	—	(b	)
Storm cost deferrals(d)	33	—	21	12	(b	)
Allen Steam Station/Saluda River deferrals(h)(n)	39	39	—	—	2015
Over-distribution of Bulk Power Marketing sharing(f)	35	35	—	—	2011
Manufactured gas plant environmental reserve(d)	60	—	60	—	(b	)
Smart Grid(d)	28	—	28	—	(b	)
Other(h)	100	29	12	59	(b	)

Total Regulatory Assets	3,390	1,712	460	751

Regulatory Liabilities(a)
Removal costs(c)(k)	2,465	1,684	220	565	(q	)
Nuclear property and liability reserves(k)	141	141	—	—	2043

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Demand-side management costs(j)(k)	95	90	5	—	(p	)
Accrued pension and other post-retirement benefits(i)	88	—	20	58	(b	)
Gas purchase costs(l)	25	—	25	—	2011
Over-recovery of fuel costs(m)(j)	155	152	3	—	2011
Commodity contract termination settlement(i)	28	—	—	28	2014
Injuries and damages reserve(c)(k)	38	38	—	—	(b	)
Hedge costs and other deferrals(c)(i)	75	60	1	—	2042
Other(i)	45	22	21	2	(b	)

Total Regulatory Liabilities	3,155	2,187	295	653

As of December 31, 2009	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Recovery/Refund Period Ends(s)
	(in millions)

Regulatory Assets(a)
Net regulatory asset related to income taxes(c)	557	471	83	4	(o	)
Accrued pension and post retirement(d)	1,295	—	218	332	(b	)
ARO costs and NDTF assets(d)	901	901	—	—	2043
Regulatory transition charges(d)	73	—	73	—	2011
Gasification services agreement buyout costs(d)	145	—	—	145	2018
Deferred debt expense(c)	151	118	9	24	2040
Vacation accrual(e)	142	69	8	13	2011
Post-in-service carrying costs and deferred operating expense(c)(d)	95	—	9	86	(o	)
Under-recovery of fuel costs(f)(g)	182	93	89	—	2011
Hedge costs and other deferrals(h)(r)	81	—	81	—	(b	)
Storm cost deferrals(d)	38	—	38	—	(b	)
Allen Steam Station/Saluda River deferrals(h)(n)	63	63	—	—	2015
Over-distribution of Bulk Power Marketing sharing(f)	30	30	—	—	2011
Manufactured gas plant environmental reserve(d)	21	—	21	—	(b	)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Smart Grid(d)	8	—	8	—	(b	)
Other(h)	104	26	16	62	(b	)

Total Regulatory Assets	3,886	1,771	653	666

Regulatory Liabilities(a)
Removal costs(c)(k)	2,277	1,552	200	530	(q	)
Nuclear property and liability reserves(k)	188	188	—	—	2043
Demand-side management costs(j)(k)	156	140	8	—	(p	)
Accrued pension and other post-retirement benefits(i)	91	—	27	64	(b	)
Gas purchase costs(l)	29	—	29	—	2011
Over-recovery of fuel costs(m)(j)	218	173	7	38	2011
Commodity contract termination settlement(i)	30	—	—	30	2014
Injuries and damages reserve(c)(k)	49	49	—	—	(b	)
Hedge costs and other deferrals(c)(i)	17	—	—	—	2042
Other(i)	53	31	16	14	(b	)

Total Regulatory Liabilities	3,108	2,133	287	676

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Recovery/Refund period varies for these items with some currently unknown.
(c)	Included in rate base.
(d)	Included in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(e)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(f)	Included in Receivables and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(g)	Approximately $13 million and $88 million at December 31, 2010 and 2009, respectively, relates to under collections of Commercial Power’s ESP load fuel costs.
(h)	Included in Other within Current Assets and Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets.
(i)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(j)	Duke Energy is required to pay interest on the outstanding balance.
(k)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(l)	Included in Accounts Payable on the Consolidated Balance Sheets.
(m)	Included in Accounts Payable and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(n)	North Carolina has approved earning a return on the outstanding balance. South Carolina will not earn a return during the refund period.
(o)	Recovery is over the life of the associated asset.
(p)	Incurred costs were deferred and are being recovered in rates. Duke Energy Carolinas is currently over-recovered for these costs in the South Carolina jurisdiction. Expected refund period is three years but is dependent on volume of sales.
(q)	Liability is extinguished over the lives of the associated assets.
(r)	Approximately zero and $75 million of the balance at December 31, 2010 and 2009, respectively, relates to mark-to-market deferrals associated with open ESP load hedge positions at Commercial Power.
(s)	Represents the latest recovery period across all jurisdictions in which the Duke Energy Registrants operate. Regulatory asset and liability balances may be collected or refunded sooner than the indicated date in certain jurisdictions.

Restrictions on the Ability of Certain Subsidiaries to Make Dividends, Advances and Loans to Duke Energy. As a condition to the Duke Energy and Cinergy merger approval, the PUCO, the KPSC, the PSCSC, the IURC and the NCUC imposed conditions (the Merger Conditions) on the ability of Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy’s public

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

utility subsidiaries may not transfer funds to the parent through intercompany loans or advances; however, certain subsidiaries may transfer funds to the parent by obtaining approval of the respective state regulatory commissions. Additionally, the Merger Conditions imposed the following restrictions on the ability of the public utility subsidiaries to pay cash dividends:

Duke Energy Carolinas. Under the Merger Conditions, Duke Energy Carolinas must limit cumulative distributions to Duke Energy subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded by Duke Energy Carolinas subsequent to the merger. At December 31, 2010, Duke Energy Carolinas had restricted net assets of approximately $3.6 billion that cannot be transferred to Duke Energy via dividend or loan based on the aforementioned merger conditions.

Duke Energy Ohio. Under the Merger Conditions, Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO. In September 2009, the PUCO approved Duke Energy Ohio’s request to pay dividends out of paid-in capital up to the amount of the pre-merger retained earnings and to maintain a minimum of 30% equity in its capital structure. Under the Merger Conditions, Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35% equity in its capital structure. At December 31, 2010, Duke Energy Ohio had restricted net assets of approximately $4.8 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned Merger Conditions.

Duke Energy Indiana. Under the Merger Conditions, Duke Energy Indiana shall limit cumulative distributions paid subsequent to the Duke Energy-Cinergy merger to (i) the amount of retained earnings on the day prior to the closing of the merger plus (ii) any future earnings recorded by Duke Energy Indiana subsequent to the merger. In addition, Duke Energy Indiana will not declare and pay dividends out of capital or unearned surplus without prior authorization of the IURC. At December 31, 2010, Duke Energy Indiana had restricted net assets of approximately $1.3 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned Merger Conditions.

Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.

At December 31, 2010, Duke Energy’s consolidated subsidiaries had restricted net assets of approximately $9.8 billion that may not be transferred to Duke Energy without appropriate approval based on the aforementioned merger conditions.

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

Duke Energy Carolinas 2009 North Carolina Rate Case. On June 2, 2009, Duke Energy Carolinas filed an Application for Adjustment of Rates and Charges Applicable to Electric Service in North Carolina to increase its base rates. The Application was based upon a historical test year consisting of the 12 months ended December 31, 2008. On October 20, 2009, Duke Energy Carolinas entered into a settlement agreement with the North Carolina Public Staff. Two organizations representing industrial customers joined the settlement on October 22, 2009. The terms of the agreement include a base rate increase of $315 million (or approximately 8%) phased in primarily over a two-year period beginning January 1, 2010. In order to mitigate the impact of the increase on customers, the agreement provides for (i) a one-year delay in the collection of financing costs related to the Cliffside modernization project until January 1, 2011; and (ii) the accelerated return of certain regulatory liabilities to customers which lower the total impact to customer bills to an increase of approximately 7% in the near-term. The proposed settlement included a 10.7% return on equity and a capital structure of 52.5% equity and 47.5% long-term debt. Additionally, Duke Energy Carolinas agreed not to file another rate case before 2011 with any changes to rates taking effect no sooner than 2012. The NCUC approved the settlement agreement in full by order dated December 7, 2009. The new rates were effective on January 1, 2010.

Duke Energy Carolinas 2009 South Carolina Rate Case. On July 27, 2009, Duke Energy Carolinas filed its Application for Authority to Increase and Adjust Rates and Charges for an increase in rates and charges in South Carolina including approval of a charge to customer bills to pay for Duke Energy Carolinas’ new energy efficiency efforts. Parties to the proceeding include the South Carolina Office of Regulatory Staff (ORS), the South Carolina Energy Users Committee (SCEUC), and the South Carolina Green Party. Duke Energy Carolinas, ORS, and SCEUC filed a settlement agreement on November 24, 2009, recommending, (i) a $74 million increase in base rates, (ii) an allowed return on equity of 11% with rates set at a return on equity of 10.7% and capital structure of 53% equity, and (iii) various riders, including one that provides for the return of Demand Side Management charges previously collected from customers over three years, and another that provides for a storm reserve provision allowing Duke Energy Carolinas to collect $5 million annually (up to a maximum funding level of $50 million accumulating in reserves) to be used against large storm costs in any particular period. On January 20, 2010, the PSCSC approved the settlement agreement in full, including the cost recovery mechanism for the energy efficiency effort. The new rates were effective February 1, 2010.

Duke Energy Ohio Electric Rate Filings. Ohio legislation (SB 221) codifies the PUCO’s authority to approve an electric utility’s generation Standard Service Offer (SSO). A SSO may include an ESP, which would allow for pricing structures similar to those under the historic RSP, or a MRO, in which pricing is determined through a competitive bidding process. SB 221 provides for the PUCO to approve non-bypassable charges for new generation, including construction work-in-process from the outset of construction, as part of an ESP. The new law grants the PUCO discretion to approve single issue rate adjustments to distribution and transmission rates and establishes new alternative energy resources (including renewable energy) portfolio standards, such that a utility’s portfolio must consist of at least 25% of these resources by 2025. SB 221 also provides a separate requirement for energy efficiency, which must reduce a utility’s load by 22% before 2025. A utility’s earnings under the ESP are subject to an annual earnings test and the PUCO must order a refund if it finds that the utility’s earnings significantly exceed the earnings of benchmark companies with similar business and financial risks. The earnings test acts as a cap to the ESP price. SB 221 also limits the ability of a utility to transfer its designated generating assets to an exempt wholesale generator (EWG) absent PUCO approval. On July 31, 2008, Duke Energy Ohio filed an ESP to be effective January 1, 2009. On December 17, 2008, the PUCO issued its finding and order adopting a modified Stipulation with respect to Duke Energy Ohio’s ESP filing. The PUCO agreed to Duke Energy Ohio’s request for a net increase in base generation revenues, before impacts of customer switching, of $36 million, $74 million and $98 million in 2009, 2010 and 2011, respectively, including the termination of the residential and non-residential RTC, the recovery of expenditures incurred to deploy the SmartGrid infrastructure and the implementation of save-a-watt. The Stipulation also allowed Duke Energy Ohio to defer up to $50 million of certain operation and maintenance costs incurred at the W.C. Beckjord generating station for its continued operation and to amortize those costs over the three-year ESP period. The PUCO modified the Stipulation to permit certain non-residential customers to opt out of utility-

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

sponsored energy efficiency initiatives and to allow residential governmental aggregation customers who leave Duke Energy Ohio’s system to avoid some charges.

As discussed further below and in Note 1, as a result of the approval of the ESP, effective December 17, 2008, Commercial Power reapplied regulatory accounting to certain portions of its operations.

Duke Energy Ohio Standard Service Offer (SSO). On November 15, 2010, Duke Energy Ohio filed for approval of its next SSO to replace the existing ESP that expires on December 31, 2011. The filing seeks approval of a MRO through which generation supply will ultimately be procured through a competitive solicitation format. A technical conference was held November 22, 2010, and the hearing commenced on January 11, 2011. On February 23, 2011, the PUCO stated that Duke Energy Ohio did not file an application for a five-year MRO as required under Ohio statute. As a result, the PUCO ordered that the case cannot proceed as filed. Duke Energy Ohio is evaluating its options and plans to file a revised SSO in early second quarter of 2011.

Duke Energy Indiana Energy Efficiency. On June 17, 2010, Duke Energy Indiana withdrew its request to implement the save-a-watt energy efficiency model approved by the IURC on February 10, 2010. On September 28, 2010, Duke Energy Indiana filed a petition for new energy efficiency programs to enable meeting the IURC’s energy efficiency mandates. Testimony in support of the petition was filed in early November 2010, and an evidentiary hearing is scheduled to begin March 9, 2011.

Duke Energy Indiana Storm Cost Deferrals. On July 22, 2009, Duke Energy Indiana filed a request with the IURC to defer storm costs associated with a January 27, 2009 ice storm, which caused $14 million of damage primarily to its distribution system. Duke Energy Indiana has requested to defer the retail jurisdictional portion of the incremental storm costs, which would otherwise be charged as operating expense, until Duke Energy Indiana’s next general rate proceeding. The costs at issue were charged to operating expense pending an IURC order in this proceeding. Duke Energy Indiana filed its case-in-chief testimony on August 27, 2009, and an evidentiary hearing was held on November 12, 2009. On July 14, 2010, the IURC approved the request to defer $12 million of retail jurisdictional storm expense until the next retail rate proceeding. On August 12, 2010, the Indiana Office of Utility Consumer Counselor (OUCC) filed a notice of appeal with the IURC. The costs were deferred and operating expenses reduced in the third quarter of 2010. On December 7, 2010, the IURC issued an order reopening this proceeding for review in consideration of the evidence presented as a result of an internal audit performed as part of an IURC investigation discussed further below. The IURC noted that this was the only proceeding during 2010 in which an appeal to the Court of Appeals was pursued. The audit did not find that the order conflicted with the staff report; however, it did note that the staff report offered no specific recommendation to either approve or deny the requested relief, and that the original order was appealed.

Duke Energy Ohio Storm Cost Recovery. On December 11, 2009, Duke Energy Ohio filed an application with the PUCO to recover Hurricane Ike storm restoration costs of $31 million through a discrete rider. The PUCO granted the request to defer the costs associated with the storm recovery; however, they further ordered Duke Energy Ohio to file a separate action pursuant to which the actual amount of recovery would be determined. A hearing was held in May 2010, and on January 11, 2011, the PUCO approved recovery of $14 million plus carrying costs which will be spread over a three-year period. In December 2010, Duke Energy Ohio recorded a $17 million disallowance of costs previously deferred. This charge is recorded in Operations, maintenance and other on Duke Energy Ohio’s and Duke Energy’s Consolidated Statements of Operations. Duke Energy Ohio filed an application for rehearing on February 10, 2011, as did the consumer advocate, the office of the Ohio Consumer’s Council. An order on the applications for rehearing is expected by March 12, 2011.

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

Duke Energy Carolinas William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Duke Energy Carolinas had previously received approval to incur project development costs associated with William States Lee III Nuclear Station from both the NCUC and the PSCSC. Through several separate orders, the NCUC and PSCSC have deemed Duke Energy’s decision to incur project development and pre-construction costs for the project as reasonable and prudent through December 31, 2009 and up to an aggregate maximum amount of $230 million. On November 15, 2010 and January 7, 2011, Duke Energy Carolinas filed amended project development applications with the NCUC and PSCSC, respectively. These applications request approval of Duke Energy Carolinas’ decision to continue to incur project development and pre-construction costs for the project through December 31, 2013 and up to $459 million.

The NRC review of the COL application continues and the estimated receipt of the COL is in mid 2013. Duke Energy Carolinas filed with the DOE for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed William States Lee III Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out of the program.

Duke Energy Carolinas is seeking partners for the William States Lee III Nuclear Station by issuing options to purchase an ownership interest in the plant.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas Cliffside Unit 6. On June 2, 2006, Duke Energy Carolinas filed an application with the NCUC for a Certificate of Public Convenience and Necessity (CPCN) to construct two 800 MW state of the art coal generation units at its existing Cliffside Steam Station in North Carolina. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build one 800 MW unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. On February 27, 2009, Duke Energy Carolinas filed an updated cost estimate of $1.8 billion (excluding up to $0.6 billion of AFUDC) for the approved new Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an updated cost estimate with the NCUC where it reduced the estimated AFUDC financing costs from $600 million to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits, as discussed further below.

On January 29, 2008, the North Carolina Department of Environment and Natural Resources (DENR) issued a final air permit for the new Cliffside Unit 6. In March 2008, four contested case petitions, which have since been consolidated, were filed appealing the final air permit. On May 12, 2009, the Administrative Law Judge issued rulings favorable to DENR and Duke Energy, dismissing several of petitioners’ claims and granting summary judgment against petitioners on other claims, resulting in the dismissal of two petitions and leaving two for hearing. See Note 5 for a discussion of a lawsuit filed by the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) related to the construction of Cliffside Unit 6.

On October 14, 2008, Duke Energy Carolinas submitted revised hazardous air pollutant (HAPs) emissions determination documentation including revised emission source information to the Division of Air Quality (DAQ) indicating that no maximum achievable control technology (MACT) or MACT-like requirements apply since Cliffside Unit 6 has been demonstrated to be a minor source of HAPs. After issuing a draft permit and holding public hearings on that draft permit in January 2009, the DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing operating conditions to assure that emissions stay below the major source threshold. In May 2009, four contested case petitions were filed appealing the March 13, 2009 final air permit. These four cases have been consolidated with each other and with the four consolidated cases filed in 2008, resulting in the dismissal of two of the four cases. The administrative law judge heard oral arguments on motions for summary judgment in July 2010. The administrative law judge issued a ruling for summary judgment on December 8, 2010. The ruling reduced the number of issues remaining for hearing. A hearing date has not yet been scheduled but is expected to occur by the third quarter of 2011. Construction of Cliffside Unit 6 is ongoing and is currently anticipated to be completed and in-service in 2012.

Duke Energy Carolinas Dan River and Buck Combined Cycle Facilities. In June 2008, the NCUC issued its order approving the CPCN applications to construct a 620 MW combined cycle natural gas fired generating facility at each of Duke Energy Carolinas’ existing Dan River Steam Station and Buck Steam Station. The DAQ issued a final air permit authorizing construction of the Buck and Dan River combined cycle natural gas-fired generating units in October 2008 and August 2009, respectively.

On November 5, 2008, Duke Energy Carolinas notified the NCUC that since the issuance of the CPCN order, recent economic factors have caused increased uncertainty with regard to forecasted load and near-term capital expenditures, resulting in a modification of the construction schedule. On September 1, 2009, Duke Energy Carolinas filed with the NCUC further information clarifying the construction schedule for the two projects. Under the revised schedule, the Buck project is expected to begin operation in combined cycle mode by the end of 2011, but without a phased-in simple cycle commercial operation. The Dan River project is expected to begin operation in combined cycle mode by the end of 2012, also without a phased-in simple cycle commercial operation. On December 21, 2009, Duke Energy Carolinas entered into a First Amended and Restated engineering, construction and commissioning services agreement with Shaw North Carolina, Inc. for $322 million for the Buck project which reflects the revised schedule. On December 1, 2010, Duke Energy Carolinas entered into a First Amended and Restated engineering, construction and commissioning services agreement with Shaw North Carolina, Inc. for $307 million for the Dan River project with reflects the revised schedule. Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are $700 million and $710 million, respectively.

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

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

July 28, 2010. The order approves the implementation of an updated IGCC rider to recover costs incurred through September 30, 2009, effective immediately. The approvals are on an interim basis pending the outcome of the sub docket proceeding involving the revised cost estimate as discussed further below.

Duke Energy Indiana filed a new cost estimate for the IGCC project reflecting an estimated cost increase of $530 million on April 16, 2010, with its case-in-chief testimony in the subdocket proceeding. Duke Energy Indiana is requesting approval of the new cost estimate of $2.88 billion, including AFUDC, and for continuation of the existing cost recovery treatment. A major driver of the cost increase includes design changes reflected in the final engineering leading to increased scope and complexity. On September 17, 2010 an agreement was reached with the OUCC, Duke Energy Indiana Industrial Group and Nucor Steel – Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion will be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. The charge is recorded in Goodwill and other impairment charges on Duke Energy’s Consolidated Statement of Operations. This charge is recorded in Impairment charges on Duke Energy Indiana’s Consolidated Statements of Operations. Due to the IURC investigation discussed below, the IURC convened a technical conference on November 3, 2010 related to the continuing need for the Edwardsport IGCC facility.

On December 9, 2010, the parties to the settlement withdrew the settlement agreement to provide an opportunity to assess whether and to what extent the settlement agreement remained a reasonable allocation of risks and rewards and whether modifications to the settlement agreement were appropriate. The IURC granted the motion and scheduled a new evidentiary hearing to begin March 17, 2011. Management determined that the $44 million charge discussed above was not impacted by the withdrawal of the settlement agreement.

Additionally, the CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper circumstances, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. The IURC has not yet ruled on the request to open additional subdockets. The IURC has set two field hearings for February 28, 2011 and March 2, 2011, which will provide an opportunity for the public to comment on the proceeding. The final cost for the project could be greater than the current estimate of $2.88 billion based on current run rates involving labor productivity at the site and higher AFUDC resulting from delays in the effective date of CWIP rider updates. Pending a full review of these factors and Duke Energy’s ability to mitigate the upward cost pressures, Duke Energy has not revised the $2.88 billion cost estimate. Duke Energy is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the plant costs, additional charges to expense could occur.

During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. In February 2011, Duke Energy Indiana filed a motion with the IURC proposing an updated procedural schedule to address the issues described above. The proposed schedule would allow for evidentiary hearings to take place in June 2011.

Construction of the Edwardsport IGCC plant is ongoing and is currently expected to be completed and placed in-service in 2012.

Duke Energy Indiana Carbon Sequestration. Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. The CAC, an intervenor, recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009, and an order is expected by the end of the second quarter of 2011.

Duke Energy Indiana IURC Investigation. On October 5, 2010, the Governor of Indiana terminated the employment of the Chairman of the IURC in connection with Duke Energy Indiana’s hiring of an attorney from the IURC staff. As requested by the governor, the Indiana Inspector General has initiated an investigation into the matter, and the IURC announced it will internally audit the Duke Energy Indiana cases dating from January 1, 2010 through September 30, 2010, on which this attorney worked while at the IURC, which includes the Indiana storm costs deferral request discussed above, as well as all Edwardsport IGCC cases dating back to 2006. Duke Energy Indiana has engaged an outside law firm to conduct its own investigation regarding Duke Energy Indiana’s hiring of an IURC attorney and Duke Energy Indiana’s related hiring practices. On October 5, 2010, Duke Energy Indiana placed the attorney and President of Duke Energy Indiana on administrative leave, they were subsequently terminated on November 8, 2010. On December 7, 2010, the IURC released its internal audit findings concluding that the previous rulings were supported by sound, legal reasoning consistent with the Indiana Rules of Evidence and historical practice and procedures of the IURC and that the previous rulings appeared to be balanced and consistent among the parties. The audit concluded it did not reveal any bias or a resultant unfair advantage obtained by Duke Energy Indiana as a result of the evidentiary rulings of the former IURC attorney. As noted above, in the storm cost deferral case, the IURC found no conflict between the order and the staff report; however, the audit report noted the staff report offered no specific recommendation to either approve or deny the requested relief and that this was the only order that was subject to an appeal. As such, the IURC reopened that proceeding for further review and consideration of the evidence presented.

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

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Other Matters.

Pioneer Transmission LLC Joint Venture. In August 2008, Duke Energy announced the formation of a 50-50 joint venture, called Pioneer Transmission, LLC (Pioneer Transmission), with American Electric Power Company, Inc. (AEP) to build and operate 240 miles of extra-high-voltage 765 kV transmission lines and related facilities in Indiana. Pioneer Transmission will be regulated by the FERC and the IURC. Both Duke Energy and AEP own an equal interest in the joint venture and will share equally in the project costs, which are currently estimated at $1 billion, of which $500 million is anticipated to be financed by Pioneer Transmission and the remaining amount split equally between Duke Energy and AEP. The joint venture will operate in Indiana as a transmission utility. In March 2009, the FERC issued an order granting favorable rate treatment for the project, including requested rate incentives. That order was affirmed by a rehearing order issued by the FERC in January 2010. The IURC has appealed that order to the United States Court of Appeals for the Seventh Circuit. On October 28, 2010, the IURC dropped its appeal to the Seventh Circuit. As is customary in formula rate cases, the FERC set the formula rate that transmission customers would pay for hearing and settlement procedures to address various challenges by intervenors to the inputs and calculations underlying the formula rate. These rate issues were resolved by a separate settlement among all parties, which was approved by the FERC on October 26, 2009. In December 2009, the Midwest Independent Transmission System Operator, Inc. (Midwest ISO)/PJM inter-Regional Planning Committee did not include the Pioneer Transmission project in the current regional transmission expansion plan. The Committee referred the project to the regional generation output study for possible inclusion in the next regional expansion plan. Duke Energy and AEP continue to work through the planning and regulatory processes in order to bring this project to commercial operation by year end 2015.

Duke Energy Ohio and Duke Energy Kentucky Regional Transmission Organization. On May 20, 2010, Duke Energy Kentucky filed an application with the KPSC requesting permission to transfer control of certain of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from Midwest ISO to PJM Interconnection, LLC (PJM). There may be significant costs associated with this transition related to Midwest ISO transmission expansion costs and exit obligations. A hearing was held on November 3, 2010, and briefs were filed by November 19, 2010. On December 22, 2010, the KPSC issued an order granting approval for the transition, subject to several conditions. On January 25, 2011, the KPSC issued an order stating that the order had been satisfied and is now unconditional. The order further requires Duke Energy Kentucky to submit to the KPSC internal procedures for the receipt and tracking of notices from PJM regarding customer requests to participate in PJM demand-response programs.

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

On December 16, 2010, FERC issued an order related to the Midwest ISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of Midwest ISO transmission expansion cost. The Midwest ISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the Midwest ISO footprint. The order provides for the allocation of MVP costs to withdrawing transmission owners for projects approved by the Midwest ISO up to date of the withdrawing transmission owners’ exit from the Midwest ISO. The basis for allocating such MVP costs will be the withdrawing transmission owners’ historical usage of the Midwest ISO system. The impact of this order could result in an increase in the Midwest ISO transmission expansion costs incurred by Duke Energy Ohio and Duke Energy Kentucky subsequent to a withdrawal from Midwest ISO. Duke Energy Ohio, among other parties, is seeking rehearing of the FERC MVP order.

Duke Energy Ohio is currently negotiating with various stakeholders regarding recovery of the costs associated with the exit from the midwest ISO.

5. Commitments and Contingencies

General Insurance

The Duke Energy Registrants carry insurance and reinsurance coverage either directly or through indemnification from Duke Energy’s captive insurance company, Bison, and its affiliates, consistent with companies engaged in similar commercial operations with similar type properties. The Duke Energy Registrants’ coverage includes (i) commercial general liability coverage for liabilities arising to third parties for bodily injury and property damage resulting from the Duke Energy Registrants’ operations; (ii) workers’ compensation liability coverage to statutory limits; (iii) automobile liability coverage for all owned, non-owned and hired vehicles covering liabilities to third parties for bodily injury and property damage; (iv) insurance policies in support of the indemnification provisions of the Duke Energy Registrants’ by-laws and (v) property coverage for all real and personal property damage, excluding electric transmission and distribution lines, including damages arising from boiler and machinery breakdowns, earthquake, flood damage and extra expense. All coverage is subject to certain deductibles or retentions, sublimits, terms and conditions common for companies with similar types of operations.

The Duke Energy Registrants also maintain excess liability coverage above the established primary limits for commercial general liability and automobile liability coverage. Limits, terms, conditions and deductibles are comparable to those carried by other energy companies of similar size.

The cost of the Duke Energy Registrants’ coverage can fluctuate year to year reflecting the changing conditions of the insurance and reinsurance markets.

Nuclear Insurance

Duke Energy Carolinas owns and operates the McGuire and Oconee Nuclear Stations and operates and has a partial ownership interest in the Catawba Nuclear Station. The McGuire and Catawba Nuclear Stations each have two nuclear reactors and the Oconee Nuclear Station has three. Nuclear insurance includes: nuclear liability coverage; property, decontamination and premature decommissioning coverage; and business interruption and/or extra expense coverage. The other joint owners of the Catawba Nuclear Station reimburse Duke Energy Carolinas for certain expenses associated with nuclear insurance premiums per the Catawba Nuclear Station joint owner agreements. The Price-Anderson Act requires Duke Energy to provide for public nuclear liability claims resulting from nuclear incidents to the maximum total financial protection liability, which currently is $12.6 billion.

Primary Nuclear Liability Insurance. Duke Energy has purchased the maximum reasonably available private primary nuclear liability insurance as required by law, which currently is $375 million.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Excess Nuclear Liability Program. This program provides $12.2 billion of coverage through the Price-Anderson Act’s mandatory industry-wide excess secondary financial protection program of risk pooling. The $12.2 billion is the sum of the current potential cumulative retrospective premium assessments of $117.5 million per licensed commercial nuclear reactor. This would be increased by $117.5 million for each additional commercial nuclear reactor licensed, or reduced by $117.5 million for nuclear reactors no longer operational and may be exempted from the risk pooling program. Under this program, licensees could be assessed retrospective premiums to compensate for public nuclear liability damages in the event of a nuclear incident at any licensed facility in the U.S. If such an incident should occur and public nuclear liability damages exceed primary nuclear liability insurance, licensees may be assessed up to $117.5 million for each of their licensed reactors, payable at a rate not to exceed $17.5 million a year per licensed reactor for each incident. The assessment and rate are subject to indexing for inflation and may be subject to state premium taxes. The Price-Anderson Act provides for an inflation adjustment at least every five years with the last adjustment effective October 2008.

Duke Energy Carolinas is a member of Nuclear Electric Insurance Limited (NEIL), which provides property and accidental outage insurance coverage for Duke Energy Carolinas’ nuclear facilities under three policy programs:

Primary Property Insurance. This policy provides $500 million of primary property damage coverage, with a $2.5 million deductible per occurrence obligation, for each of Duke Energy Carolinas’ nuclear facilities.

Excess Property Insurance. This policy provides excess property, decontamination and decommissioning liability insurance: $2.25 billion for the Catawba Nuclear Station and $1 billion each for the Oconee and McGuire Nuclear Stations. The Oconee and McGuire Nuclear Stations also share an additional $1 billion insurance limit above their dedicated $1 billion underlying excess. This shared additional excess $1 billion limit is not subject to reinstatement in the event of a loss.

Accidental Outage Insurance. This policy provides business interruption and/or extra expense coverage resulting from an accidental property damage outage of a nuclear unit. Each McGuire and Catawba unit is insured for up to $3.5 million per week, and the Oconee units are insured for up to $2.8 million per week. Coverage amounts decline if more than one unit is involved in an accidental outage. Initial coverage begins after a 12-week deductible period for Catawba and a 26-week deductible period for McGuire and Oconee and continues at 100% for 52 weeks and 80% for the next 110 weeks. The McGuire and Catawba policy limit is $490 million and the Oconee policy limit is $392 million.

Losses resulting from non-certified acts of terrorism are covered as common occurrence, such that if non-certified terrorist acts occur against one or more commercial nuclear power plant insured by NEIL with a 12 month period, they would be treated as one event and the owners of the plants where the act occurred would share one full limit of liability (currently $3.2 billion)

In the event of large industry losses, NEIL’s Board of Directors may assess Duke Energy Carolinas for amounts up to 10 times its annual premiums. The current potential maximum assessments are: Primary Property Insurance—$37 million, Excess Property Insurance—$43 million and Accidental Outage Insurance—$22 million.

Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after a qualifying accident, and second, to decontaminate before any proceeds can be used for decommissioning, plant repair or restoration.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material adverse effect on Duke Energy Carolinas’ results of operations, cash flows or financial position.

The maximum assessment amounts include 100% of Duke Energy Carolinas’ potential obligation to NEIL for the Catawba Nuclear Station. However, the other joint owners of the Catawba Nuclear Station are obligated to assume their pro rata share of liability for retrospective premiums and other premium assessments resulting from the Price-Anderson Act’s excess secondary financial protection program of risk pooling, or the NEIL policies.

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

As of December 31, 2010, Duke Energy Ohio had a total reserve of $50 million, related to remediation work at certain MGP sites. Duke Energy Ohio has received an order from the PUCO to defer the costs incurred. The PUCO will rule on the recovery of these costs at a future proceeding. Management believes it is probable that additional liabilities will be incurred as work progresses at Ohio MGP sites; however, costs associated with future remediation cannot currently be reasonably estimated.

The Duke Energy Registrants have accrued costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. Costs associated with remediation activities within the Duke Energy Registrants’ operations are typically expensed unless regulatory recovery of the costs is deemed probable.

Clean Water Act 316(b). The Environmental Protection Agency (EPA) finalized its cooling water intake structures rule in July 2004. The rule established aquatic protection requirements for existing facilities that withdraw 50 million gallons or more of water per day from

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Fourteen of the 23 coal and nuclear-fueled generating facilities in which Duke Energy Registrants are either a whole or partial owner are affected sources under that rule. Of the fourteen facilities, eight are owned by Duke Energy Carolinas, three are partially owned by Duke Energy Ohio and three are owned by Duke Energy Indiana. On April 1, 2009, the U.S. Supreme Court ruled that the EPA may consider costs when determining which technology option each site should implement. Depending on how the cost-benefit analysis is incorporated into the revised EPA rule, the analysis could change the range of technology options required for each of the 14 affected facilities. The EPA has indicated that it plans to issue a proposed rule in March 2011 and finalize the rule in July 2012. Because of the wide range of potential outcomes, the Duke Energy Registrants are unable to estimate its costs to comply at this time.

Clean Air Interstate Rule (CAIR). The EPA finalized the CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On March 25, 2008, the U.S. Court of Appeals for the District of Columbia (D.C. Circuit) heard oral argument in a case involving multiple challenges to the CAIR. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. The EPA filed a petition for rehearing on September 24, 2008 with the D.C. Circuit asking the court to reconsider various parts of its ruling vacating the CAIR. In December 2008, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. On August 2, 2010, the EPA published a proposed Transport Rule in the Federal Register that will replace the CAIR. The EPA proposed to establish state-level SO2 and NOx caps that would take effect in 2012. The SO2 caps would be reduced in 2014 for 15 of the 31 affected states. The EPA proposes to allow limited interstate trading and asked for comment on two more restrictive alternatives. Duke Energy cannot predict the outcome of this rulemaking. However, the potential cost of complying with the final regulation may be significant and impairments may result if any Duke Energy SO2 emission allowances book value exceeds their fair market value. The EPA has indicated that it plans on finalizing the Transport Rule in June 2011. The emission controls the Duke Energy Registrants are installing to comply with state specific clean air legislation contribute significantly to achieving compliance with the CAIR and future Transport Rule requirements. Additionally, Duke Energy expects to spend $60 million between 2011 and 2015($53 million in Ohio and $7 million in Indiana) to comply with Phase 1 of the CAIR. The IURC issued an order in 2006 granting Duke Energy Indiana rate recovery to cover its Phase 1 compliance costs of the CAIR.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend $369 million ($131 million at Duke Energy Carolinas, $70 million at Duke Energy Ohio and $168 million at Duke Energy Indiana) over the period 2011-2015 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems to comply with current regulations. The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of CCPs, primarily ash, from the Duke Energy Registrants’ coal-fired power plants.

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act (RCRA) coal combustion residuals (CCR), a term the EPA uses to describe the CCPs associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. Duke Energy cannot predict the outcome of this rulemaking, however, the potential cost of complying with the final regulation may be significant. The EPA could issue a final rule by the end of 2011 or early 2012.

Utility Boiler Maximum Achievable Control Technology (MACT) Standards. The EPA is currently planning to propose a MACT rule in March 2011 and finalize the rule in November 2011. The rule will establish emission limits for hazardous air pollutants that will apply to all coal-fired electric generating units. Based on this rulemaking schedule and the requirements of the Clean Air Act (CAA), compliance with final MACT emission limits would be required in early 2015, although the CAA provides for possible extensions of the compliance date of up to two years. Duke Energy cannot predict the outcome of this rulemaking. However, the potential cost of compliance with the final regulation may be significant.

Litigation

Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana

New Source Review (NSR). In 1999-2000, the U.S. Department of Justice (DOJ), acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of the Duke Energy Registrants’ plants have been subject to these allegations. The Duke Energy Registrants assert that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. On July 29, 2010, the district court issued an order on outstanding motions for summary judgment filed in response to the Supreme Court remand. The court vacated large portions of the previous trial court’s opinion in light of the Supreme Court ruling and found that Duke Energy Carolinas has the burden of proof for the Routine Maintenance Repair and Replacement exclusion, but that the exception must be viewed in light of industry practice, not only in light of an individual unit. The court also clarified that it will apply the “actual-to-projected-actual” emissions test to determine whether Duke Energy Carolinas should reasonably have sought a pre-project permit for any of the projects at issue. No trial date has been set, but a trial is not expected before the end of 2011.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups have intervened in the case. A jury trial commenced on May 5, 2008 and jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Wabash River, including the Gallagher Station units discussed below. Additionally, the plaintiffs had claimed that these were a violation of an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station. A remedy trial for violations previously established at the Wabash River and W.C. Beckjord Stations was held during the week of February 2, 2009. On May 29, 2009, the court issued its remedy ruling and ordered the following relief: (i) Wabash River Units 2, 3 and 5 to be permanently retired by September 30, 2009; (ii) surrender of SO2 allowances equal to the emissions from Wabash River Units 2, 3 and 5 from May 22, 2008 through September 30, 2009; (iii) civil penalty

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

in the amount of $687,500 for Beckjord violations; and (iv) installation of a particulate continuous emissions monitoring system at the W.C. Beckjord Station Units 1 and 2. The civil penalty has been paid. On September 22, 2009, defendants filed a notice of appeal with the Seventh Circuit Court of Appeals of the judgment relating to Wabash River Units 2, 3 and 5. On October 12, 2010, the Seventh Circuit issued its decision reversing the trial court and ordered issuance of judgment in favor of Cinergy (USA v. Cinergy), which includes Duke Energy Indiana and Duke Energy Ohio. The plaintiff’s motion for rehearing was denied on December 29, 2010. On January 6, 2011, the mandate from the Seventh Circuit was issued, returning the case to the District Court for it to enter judgment in Duke Energy Ohio and Duke Energy Indiana’s favor. This ruling will allow Wabash River Units 2, 3 and 5 to be placed back into service.

Regarding the Gallagher Station units, on October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy Indiana under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Indiana was not previously found liable. That new trial commenced on May 11, 2009. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy Indiana on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Units 1 and 3 of the Gallagher Station in Indiana. A remedy trial on those two violations was scheduled to commence on January 25, 2010; however, the parties reached a negotiated agreement on those issues and filed a proposed consent decree with the court, which was approved and entered on March 18, 2010. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher Units 1 and 3 to natural gas combustion by 2013 (or retirement of the units by February 2012); (ii) installation of additional pollution controls at Gallagher Units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy Indiana estimates that these and other actions in the settlement will cost $88 million. Due to the NSR remedy order and consent decree, Duke Energy Indiana has requested several approvals from the IURC including approval to add a dry sorbent injection system on Gallagher Generating Station Units 2 and 4, approval to convert to natural gas or retire Gallagher Generating Station Units 1 and 3, and approval to recover expenses for certain SO2 emission allowance expenses required to be surrendered. On September 8, 2010, the IURC approved the implementation of the dry sorbent injection system. On September 28, 2010, Duke Energy Indiana filed a petition requesting the recovery of costs associated with the Gallagher consent decree. Testimony in support of the petition was filed in early December 2010, and an evidentiary hearing is scheduled for April 27, 2011.

On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies alleging CAA violations at the Edwardsport power station. On October 20, 2009, the defendants filed a motion for summary judgment alleging that the applicable statute of limitations bars all of the plaintiffs’ claims. On September 14, 2010, the Court granted defendants’ motion for summary judgment in its entirety; however, entry of final judgment was stayed pending a decision from the Seventh Circuit Court of Appeals in USA v. Cinergy, referenced above, on a similar and potentially dispositive statute of limitations issue pending before that court. On October 12, 2010, the Seventh Circuit issued its decision in USA v. Cinergy in which the court ruled in favor of Cinergy and declined to address the referenced statute of limitations issue. The Seventh circuit issued its mandate on January 6, 2011, and as a result, the defendants will file a motion for entry of final judgment in this litigation.

On July 31, 2009, the EPA served a request for information under section 114 of the CAA to Duke Energy, Duke Energy Ohio and Duke Energy Business Services, Inc. The request for information pertained to various maintenance projects and emissions and operations data relevant to the Miami Fort and W.C. Beckjord stations in Ohio. Duke Energy Ohio’s objections and responses to the EPA’s section 114 request were filed on September 28, 2009; however, Duke Energy Ohio continued to provide information to the EPA. On September 17, 2010, the EPA sent a similar request to Zimmer station. Duke Energy Ohio submitted a response in November 2010. Subsequently, the EPA issued a Notice of Violation.

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

Duke Energy

Section 126 Petitions. In March 2004, the state of North Carolina filed a petition under Section 126 of the CAA in which it alleges that sources in 13 upwind states, including Ohio, Indiana, Kentucky and South Carolina significantly contribute to North Carolina’s non-attainment with certain ambient air quality standards. In August 2005, the EPA issued a proposed response to the petition. The EPA proposed to deny the ozone portion of the petition based upon a lack of contribution to air quality by the named states. The EPA also proposed to deny the particulate matter portion of the petition based upon the CAIR Federal Implementation Plan (FIP) that would address the air quality concerns from neighboring states. On April 28, 2006, the EPA denied North Carolina’s petition based upon the final CAIR FIP described above. North Carolina has filed a legal challenge to the EPA’s denial. On March 5, 2009 the D.C. Circuit remanded the case to the EPA for reconsideration. While the EPA has conceded to the D.C. Circuit’s July 18, 2008 decision in the CAIR litigation, North Carolina v. EPA No. 05-1244, discussed above, a subsequent order issued by the D.C. Circuit on December 23, 2008, has eliminated the legal basis for the EPA’s denial of North Carolina’s Section 126 petition. The EPA has taken no action on the North Carolina petition. With the EPA’s development of the Transport Rule as a replacement for CAIR, it is not expected that any action the EPA might take in the future in response to the North Carolina petition would result in emission reduction requirements more stringent than the Transport Rule requirements.

Carbon Dioxide (CO2) Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, AEP, American Electric Power Service Corporation, The Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September, 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was subsequently denied. Defendants filed a petition for certiorari to the United States Supreme Court on

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

August 2, 2010. The Solicitor General filed a brief in which it agreed that the matter should have been dismissed but raised different arguments than did the defendants. On December 6, 2010, the Supreme Court granted certiorari. Argument on this matter is scheduled for April 19, 2011. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss. The plaintiffs filed a notice of appeal and briefing is complete. Duke Energy will notify the Court of the Supreme Court’s decision to accept certiorari in the Carbon Dioxide Litigation discussed above, and will ask the Court to defer scheduling argument until the Supreme Court decides that case. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Hurricane Katrina Lawsuit. In April 2006, Duke Energy and Cinergy were named in the third amended complaint of a purported class action lawsuit filed in the U.S. District Court for the Southern District of Mississippi. Plaintiffs, for and on behalf of a putative class of all residents of Mississippi, claim that Duke Energy and Cinergy, along with numerous other utilities, oil companies, coal companies and chemical companies, are liable for unquantified compensatory and punitive damages relating to losses suffered by victims of Hurricane Katrina. Plaintiffs claim that defendants’ greenhouse gas emissions contributed to the frequency and intensity of storms such as Hurricane Katrina. On August 30, 2007, the court dismissed the case and plaintiffs filed a notice of appeal. In October 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was granted. The Court of Appeals granted defendants’ petition for rehearing en banc and a hearing was set, but subsequently taken off the calendar when an additional judge recused herself, leaving the court without a quorum. On May 28, 2010, after briefing on the issue, the court held it could not proceed with rehearing en banc, the original 5th Circuit opinion was properly vacated and the court can no longer reinstate it. As a result, the district court’s decision dismissing the case was reinstated and is now the controlling decision in the case. On August 26, 2010, plaintiffs filed a petition for a Writ of Mandamus asking the Supreme Court to either reinstate the panel’s decision or to hold in abeyance its action dismissing the appeal. On January 9, 2011, the Supreme Court denied the Mandamus petition which ended the case.

Price Reporting Cases. A total of 13 lawsuits were filed against Duke Energy affiliates and other energy companies. Of the 13 lawsuits, 11 were consolidated into a single federal court proceeding in Nevada.

A settlement agreement was executed with the class plaintiffs in five of the 11 consolidated cases in September 2009. In February 2008, the judge in the consolidated proceeding granted a motion to dismiss the sixth case and entered judgment in favor of DETM. Plaintiffs’ motion to reconsider was, in large part, denied and on January 9, 2009, the court ruled that plaintiffs lacked standing to pursue their remaining claims and granted certain defendants’ motion for summary judgment. In February 2009, the same judge dismissed Duke Energy Carolinas from that case as well as four other of the remaining consolidated cases. In November 2009, the judge granted Defendants’ motion for reconsideration of the denial of defendants’ summary judgment motion in two of the remaining five cases to which Duke Energy affiliates are a party. In December 2009, plaintiffs in the consolidated cases filed a motion to amend their complaints in the individual cases to add a claim for treble damages under the Sherman Act, including additional factual allegations regarding fraudulent concealment of defendants’ allegedly conspiratorial conduct. Those motions were denied on October 29, 2010.

One case was filed in Tennessee state court, which dismissed the case based on the filed rate doctrine and federal preemption grounds. That case was appealed to the Tennessee Court of Appeals, which reversed this lower court ruling in October 2008. On April 26, 2010, the Tennessee Supreme Court reversed the appellate court ruling and dismissed all of the plaintiffs’ claims and this decision is now final. On January 13, 2009, another case pending in Missouri state court was dismissed on the grounds that the plaintiff lacked standing to bring the case and the plaintiff’s appeal was heard by the Missouri Court of Appeals in November 2009. Plaintiffs have appealed to the Missouri Supreme Court which, on September 24, 2010, entered an order affirming the appellate court ruling in favor of Duke Energy and the other defendants.

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

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

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

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). Six causes of action were alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs sought a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy, Corp. (Spectra Energy) in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying their claims as to plaintiffs’ fiduciary duty claims. At an unsuccessful mediation in September 2008, Plaintiffs quantified their claims as being in excess of $150 million. After mediation on September 21, 2010, the parties reached an agreement in principle to settle the lawsuit, subject to execution of a definitive settlement agreement, notice to the class members and approval of the settlement by the Court. In the third quarter of 2010, Duke Energy recorded a provision related to the settlement agreement. On October 12, 2010, the Court issued an order staying all pending motions in the case. On February 8, 2011, the settlement was preliminarily approved by the court; however, the settlement is still subject to final approval.

Crescent Litigation. On September 3, 2010, the Crescent Resources Litigation Trust filed suit against Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The Crescent Resources Litigation Trust was established in May, 2010 pursuant to the plan of reorganization approved in the Crescent bankruptcy proceedings in the same court. The complaint alleges that in 2006 the defendants caused Crescent to borrow approximately $1.2 billion from a consortium of banks and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the distribution is subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The plaintiff requests return of the funds as well as other statutory and equitable relief, punitive damages and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. Defendants filed a motion to dismiss in December 2010. No trial date has been set.

On October 14, 2010, a suit was filed in Mecklenburg County, North Carolina by a group of Duke Energy shareholders alleging breach of duty of loyalty and good faith by certain Duke Energy directors who were directors at the time of the 2006 Crescent transaction. On January 5, 2011, defendants filed a Notice of Designation of this case for the North Carolina Business Court the defendants’ motion to dismiss was filed on February 14, 2011. It is not possible to predict at this time whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits.

Progress Energy Merger Litigation. Duke Energy has been named as a defendant in ten purported shareholder actions filed in North Carolina state court and one case filed in federal court in North Carolina. The actions, which contain similar allegations, were brought by individual shareholders against the following defendants: Progress, Duke Energy, Diamond Acquisition Corporation and Directors of Progress Energy. The lawsuits allege that the individual defendants breached their fiduciary duties to Progress Energy shareholders and that Duke Energy and its affiliate, Diamond Acquisition Corporation, aided and abetted the individual defendants. The plaintiffs seek damages and to enjoin the merger. It is not possible to predict at this time whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this litigation.

Duke Energy Carolinas

Duke Energy Carolinas Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in U.S District Court for the Western District of North Carolina alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 at Cliffside Steam Station in Rutherford County, North Carolina without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On August 8, 2008 the plaintiffs filed a motion for summary judgment. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, as discussed above. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice, but also ordered Duke Energy Carolinas to pay the plaintiffs’ attorneys’ fees. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice and the court should not have ordered payment of attorneys’ fees. The appeals have been consolidated. On December 7, 2010, the U.S. Court of Appeals for the Fourth Circuit heard oral argument. A decision is pending.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

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

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted by Duke Energy Carolinas on its electric generation plants prior to 1985. As of December 31, 2010, there were 284 asserted claims for non-malignant cases with the cumulative relief sought of up to $69 million, and 119 asserted claims for malignant cases with the cumulative relief sought of up to $37 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Consolidated Balance Sheets totaled $853 million and $980 million as of December 31, 2010 and 2009, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,005 million in excess of the self insured retention. Insurance recoveries of $850 million and $984 million related to this policy are classified in the respective Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2010 and 2009, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged that Duke Energy Ohio (then The Cincinnati Gas & Electric Company (CG&E)), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s (then CG&E’s) pending RSP, which was implemented in early 2005. Duke Energy Ohio denied the allegations made in the lawsuit. Following Duke Energy Ohio’s filing of a motion to dismiss plaintiffs’ claims, plaintiffs amended their complaint on May 30, 2008. Plaintiffs contended that the contracts at issue were an illegal rebate which violate antitrust and Racketeer Influenced and Corrupt Organizations (RICO) statutes. Duke Energy Ohio again moved to dismiss the claims. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit and briefing continues on this matter. Both parties have requested oral argument. It is not possible to predict at this time whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this lawsuit.

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

Duke Energy Indiana

Prosperity Mine LLC. On October 12, 2009, Prosperity Mine, LLC (Prosperity) filed for arbitration under an Agreement for the Sale and Purchase of Coal dated October 30, 2008. The Agreement provided for sale by Prosperity and purchase by Duke Energy Indiana of 500,000 tons of coal per year, commencing on January 1, 2009 and continuing until December 31, 2014, unless sooner terminated under the terms of the Agreement. Duke Energy Indiana could terminate the Agreement if a force majeure event lasted more than three months. Prosperity declared a force majeure event on February 13, 2010 and, when Prosperity did not notify Duke Energy Indiana that the force majeure had ended, Duke Energy Indiana sent written notice of termination on May 14, 2010. Prosperity contends that the termination was improper and that it is owed damages, quantified at $88 million, for the full contractual volumes through 2014. The arbitration panel bifurcated the claims and conducted a hearing on September 21-22, 2010, on the liability issue. On November 17, 2010, the arbitrators issued their decision, ruling in favor of Duke Energy Indiana on all counts. On January 7, 2011, Prosperity filed a lawsuit in Indiana state court alleging that the arbitrators exceeded their power and acted without authority and asking that the arbitrators’ award be vacated.

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

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

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

The Duke Energy Registrants have exposure to certain legal matters that are described herein. Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of $900 million and $1 billion as of December 31, 2010 and 2009, respectively, for these proceedings and exposures (the total of which is primarily related to Duke Energy Carolinas). These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of December 31, 2010 and 2009, Duke Energy recognized $850 million and $984 million, respectively, of probable insurance recoveries related to these losses (the total of which is primarily related to Duke Energy Carolinas).

The Duke Energy Registrants expense legal costs related to the defense of loss contingencies as incurred.

Other Commitments and Contingencies

General. As part of its normal business, the Duke Energy Registrants are a party to various financial guarantees, performance guarantees and other contractual commitments to extend guarantees of credit and other assistance to various subsidiaries, investees and other third parties. To varying degrees, these guarantees involve elements of performance and credit risk, which are not included on the respective Consolidated Balance Sheets. The possibility of any of the Duke Energy Registrants having to honor their contingencies is largely dependent upon future operations of various subsidiaries, investees and other third parties, or the occurrence of certain future events.

In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the respective Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on the respective Consolidated Balance Sheets If such contracts meet the definition of a derivative and the NPNS exception does not apply.

Operating and Capital Lease Commitments

Duke Energy

Duke Energy leases assets in several areas of its operations. Consolidated rental expense for operating leases was $122 million in 2010, $129 million in 2009 and $164 million in 2008 which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Amortization of assets recorded under capital leases is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year, and capital leases as of December 31, 2010:

	Operating Leases	Capital Leases
	(in millions)
2011	$87	$31
2012	74	28
2013	62	28
2014	47	25
2015	36	27
Thereafter	217	144

Total future minimum lease payments	$523	$283

Duke Energy Carolinas

Duke Energy Carolinas leases assets in several areas of its operations. Consolidated rental expense for operating leases was $60 million in 2010, $56 million in 2009 and $85 million in 2008, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Consolidated capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 6). Amortization of assets recorded under capital leases is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2010:

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Operating Leases	Capital Leases
	(in millions)
2011	$37	$1
2012	31	2
2013	26	2
2014	19	2
2015	14	2
Thereafter	83	12

Total future minimum lease payments	$210	$21

Duke Energy Ohio

Duke Energy Ohio leases assets in several areas of its operations. Consolidated rental expense for operating leases was $19 million in 2010, $22 million in 2009 and $31 million in 2008, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Consolidated capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 6). Amortization of assets recorded under capital leases is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2010:

	Operating Leases	Capital Leases
	(in millions)
2011	$16	$9
2012	13	8
2013	11	8
2014	9	7
2015	7	6
Thereafter	14	15

Total future minimum lease payments	$70	$53

Duke Energy Indiana

Duke Energy Indiana leases assets in several areas of its operations. Consolidated rental expense for operating leases was $24 million in 2010, $26 million in 2009 and $25 million in 2008, which is included in Operation, Maintenance and Other on the Consolidated Statements of Operations. Capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 6). Amortization of capital lease assets is included in Depreciation and Amortization on the Consolidated Statements of Operations. The following is a summary of future minimum lease payments under operating leases, which at inception had a noncancelable term of more than one year, and capital leases as of December 31, 2010:

	Operating Leases	Capital Leases
	(in millions)
2011	$19	$4
2012	18	4
2013	15	3
2014	10	3
2015	7	3
Thereafter	12	14

Total future minimum lease payments	$81	$31

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

6. Debt and Credit Facilities

Summary of Debt and Related Terms

Duke Energy

	Weighted- Average Rate	Year Due	December 31,
			2010	2009
			(in millions)
Unsecured debt	6.3%	2011 – 2037	$8,036	$7,922
Secured debt	3.9%	2011 – 2035	1,167	660
First mortgage bonds(a)	5.5%	2011 – 2040	6,689	5,940
Capital leases	7.5%	2011 – 2047	283	248
Other debt(b)	1.9%	2012 – 2041	1,623	1,843
Non-recourse notes payable of VIEs			216	—
Notes payable and commercial paper(c)	0.4%		450	450
Fair value hedge carrying value adjustment			25	18
Unamortized debt discount and premium, net			(63)	(66)

Total debt(d)			18,426	17,015
Current maturities of long-term debt			(275)	(902)
Short-term non-recourse notes payable of VIEs			(216)	—

Total long-term debt			17,935	$16,113

(a)	As of December 31, 2010, substantially all of USFE&G’s electric and gas plant in service is mortgaged under the mortgage bond indenture of Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana.
(b)	Includes $1,540 million and $1,410 million of Duke Energy tax-exempt bonds as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, $583 million and $331 million, respectively, was secured by first mortgage bonds and $348 million and $433 million, respectively, was secured by a letter of credit.
(c)	Includes $450 million as of both December 31, 2010 and 2009 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 14 days as of December 31, 2010 and 2009, respectively.
(d)	As of December 31, 2010 and 2009, $489 million and $479 million, respectively, of debt was denominated in Brazilian Reals.

Duke Energy Carolinas

	Weighted- Average Rate	Year Due	December 31,
			2010	2009
			(in millions)
Unsecured debt	6.1%	2011 – 2037	$2,318	$2,622
Secured debt associated with accounts receivable securitization	1.2%	2012	300	300
First mortgage bonds(a)	5.6%	2013 – 2040	4,413	4,163
Capital leases	13.9%	2011 – 2030	21	—
Other debt(b)	3.4%	2012 – 2040	415	274

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Weighted- Average Rate	Year Due	December 31,
			2010	2009
			(in millions)
Money pool borrowings(c)	0.4%		300	300
Fair value hedge carrying value adjustment			16	20
Unamortized debt discount and premium, net			(13)	(13)

Total debt			7,770	7,666
Current maturities of long-term debt			(8)	(509)

Total long-term debt			$7,762	$7,157

(a)	As of December 31, 2010, substantially all of Duke Energy Carolinas’ electric plant in service is mortgaged under the mortgage bond indenture relating to Duke Energy Carolinas.
(b)	Includes $415 million and $272 million of Duke Energy Carolinas tax-exempt bonds as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, respectively, $360 million and $117 million were secured by first mortgage bonds.
(c)	Includes $300 million as of both December 31, 2010 and 2009 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these money pool borrowings, along with Duke Energy Carolinas’ ability and intent to refinance these balances on a long-term basis.

Duke Energy Ohio

	Weighted- Average Rate	Year Due	December 31,
			2010	2009
			(in millions)
Unsecured debt	5.7%	2012 – 2036	$1,305	$1,305
First mortgage bonds(a)	4.3%	2013 – 2019	700	700
Capital leases	4.8%	2011 – 2020	53	55
Other debt(b)	0.6%	2024 – 2041	534	572
Fair value hedge carrying value adjustment			8	(2)
Unamortized debt discount and premium, net			(36)	(38)

Total debt			2,564	2,592
Current maturities of long-term debt			(7)	(19)

Total long-term debt			$2,557	$2,573

(a)	As of December 31, 2010, substantially all of Franchised Electric & Gas’s electric plant in service is mortgaged under the mortgage bond indenture relating to Duke Energy Ohio (excluding Duke Energy Kentucky).
(b)	Includes $525 million and $538 million of Duke Energy Ohio tax-exempt bonds as of December 31, 2010 and 2009, respectively.

Duke Energy Indiana

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Weighted- Average Rate	Year Due	December 31,
			2010	2009
			(in millions)
Unsecured debt	5.7%	2013 – 2035	$1,149	$1,151
First mortgage bonds(a)	5.7%	2011 – 2039	1,577	1,076
Capital leases	7.1%	2011 – 2047	31	25
Money pool borrowings(c)	0.4%		150	150
Other debt(b)	2.0%	2019 – 2040	575	698
Unamortized debt discount and premium, net			(10)	(10)

Total debt			3,472	3,090
Current maturities of long-term debt			(11)	(4)

Total long-term debt			$3,461	$3,086

(a)	As of December 31, 2010, substantially all of Duke Energy Indiana’s electric plant in service is mortgaged under the mortgage bond indenture relating to Duke Energy Indiana.
(b)	Includes $575 million and $576 million of Duke Energy Indiana tax-exempt bonds as of December 31, 2010 and 2009, respectively. As of December 31, 2010 and 2009, $223 million and $214 million, respectively, were secured by first mortgage bonds. As of both December 31, 2010 and December 31, 2009, $271 million was secured by a letter of credit.
(c)	Includes $150 million as of both December 31, 2010 and 2009 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these money pool borrowings, along with Duke Energy Indiana’s ability and intent to refinance these balances on a long-term basis.

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

In September 2009, Duke Energy Ohio and Duke Energy Indiana repaid and immediately re-borrowed $279 million and $123 million, respectively, under Duke Energy’s master credit facility.

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

In August 2009, Duke Energy issued $1 billion principal amount of senior notes, of which $500 million carry a fixed interest rate of 3.95% and mature September 15, 2014 and $500 million carry a fixed interest rate of 5.05% and mature September 15, 2019. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In January 2009, Duke Energy issued $750 million principal amount of 6.30% senior notes due February 1, 2014. Proceeds from the issuance were used to redeem commercial paper and for general corporate purposes.

First Mortgage Bonds. In July 2010, Duke Energy Indiana issued $500 million principal amount of 3.75% first mortgage bonds due July 15, 2020. Proceeds from the issuance were used to repay $123 million of borrowings under Duke Energy’s master credit facility, and will be used to fund Duke Energy Indiana’s ongoing capital expenditures and for general corporate purposes.

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

In November 2009, Duke Energy Carolinas issued $750 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.30% and mature February 15, 2040. Proceeds from this issuance will be used to fund capital expenditures and general corporate purposes, including the repayment at maturity of $500 million of senior notes and first mortgage bonds in the first half of 2010.

In March 2009, Duke Energy Ohio issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.45% and mature April 1, 2019. Proceeds from this issuance were used to repay short-term notes and for general corporate purposes, including funding capital expenditures.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

In March 2009, Duke Energy Indiana issued $450 million principal amount of first mortgage bonds, which carry a fixed interest rate of 6.45% and mature April 1, 2039. Proceeds from this issuance were used to fund capital expenditures, to replenish cash used to repay $97 million of senior notes which matured on March 15, 2009, to fund the repayment at maturity of $125 million of first mortgage bonds due July 15, 2009, and for general corporate purposes, including the repayment of short-term notes.

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

In October 2009, Duke Energy Indiana refunded $50 million of tax-exempt variable-rate demand bonds through the issuance of $50 million principal amount of tax-exempt term bonds, which carry a fixed interest rate of 4.95% and mature October 1, 2040. The tax-exempt bonds are secured by a series of Duke Energy Indiana’s first mortgage bonds.

In September 2009, Duke Energy Carolinas converted $77 million of tax-exempt variable-rate demand bonds to tax-exempt term bonds, which carry a fixed interest rate of 3.60% and mature February 1, 2017. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Carolinas’ first mortgage bonds.

In June 2009, Duke Energy Indiana refunded $55 million of tax-exempt variable-rate demand bonds through the issuance of $55 million principal amount of tax-exempt term bonds due August 1, 2039, which carry a fixed interest rate of 6.00% and are secured by a series of Duke Energy Indiana’s first mortgage bonds. The refunded bonds were redeemed July 1, 2009.

In January 2009, Duke Energy Indiana refunded $271 million of tax-exempt auction rate bonds through the issuance of $271 million of tax-exempt variable-rate demand bonds, which are supported by direct-pay letters of credit, of which $144 million had initial rates of 0.7% reset on a weekly basis with $44 million maturing May 2035, $23 million maturing March 2031 and $77 million maturing December 2039. The remaining $127 million had initial rates of 0.5% reset on a daily basis with $77 million maturing December 2039 and $50 million maturing October 2040.

Non-Recourse Notes Payable of VIEs. As discussed further in Notes 1 and 17, effective January 1, 2010, Duke Energy began consolidating Cinergy Receivables. To fund the purchase of receivables, Cinergy Receivables borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to Cinergy Receivables. The borrowings are secured by the assets of Cinergy Receivables and are non-recourse to Duke Energy. The debt is short-term because the facility has an expiration date of October 2011; however, Duke Energy expects to extend that expiration by one year prior to its current expiration. At December 31, 2010, Cinergy Receivables borrowings were $216 million and are reflected as Non-Recourse Notes Payable of VIEs on Duke Energy’s Consolidated Balance Sheets.

Non-Recourse Long-Term Debt of VIEs. In May 2010, Green Frontier Wind Power, LLC, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million principal amount maturing in 2025. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. The initial interest rate on the notes is the six month adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of 3.4% plus the applicable margin, which was 2.5% as of December 31, 2010. Proceeds from the issuance will be used to help fund the existing wind portfolio. As this debt is non-recourse to Duke Energy, the balance at December 31, 2010 is classified within Non-Recourse Long-term Debt of VIEs in Duke Energy’s Consolidated Balance Sheets.

In December 2010, Top of the World Wind Energy LLC, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $193 million principal amount maturing in December 2028. The collateral for this loan is substantially all of the assets of Top of the World Windpower LLC. The initial interest rate on the notes is the six month adjusted LIBOR plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of 3.465% plus the applicable margin, which was 2.375% as of December 31, 2010. Proceeds from the issuance will be used to help fund the existing wind portfolio.

Money Pool. The Subsidiary Registrants receive support for their short-term borrowing needs through participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the Subsidiary Registrants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between the money pool participants. Per the terms of the money pool arrangement, Duke Energy may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly-owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

As of December 31, 2010, Duke Energy Carolinas was in a net money pool receivable position of $39 million, of which $339 million is classified within Receivables and $300 million is classified within Long-term Debt in Duke Energy Carolinas’ Consolidated Balance Sheets. As of December 31, 2009, Duke Energy Carolinas was in a net money pool receivable position of $289 million, of which $589 million is classified within Receivables and $300 million is classified within Long-term Debt in Duke Energy Carolinas’ Consolidated Balance Sheets.

As of December 31, 2010 and 2009, Duke Energy Ohio had short-term money pool receivables of $480 million and $184 million, respectively, which are classified within Receivables in Duke Energy Ohio’s Consolidated Balance Sheets.

As of December 31, 2010, Duke Energy Indiana was in a net money pool payable position of $35 million, of which $115 million is classified within Receivables and $150 million is classified within Long-term Debt in Duke Energy Indiana’s Consolidated Balance Sheets. As of December 31, 2009, Duke Energy Indiana was in a net money pool payable position of $119 million, of which $31 million is classified within Receivables and $150 million is classified within Long-term Debt in Duke Energy Indiana’s Consolidated Balance Sheets.

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Consolidated Statements of Cash Flows.

Accounts Receivable Securitization. Duke Energy Carolinas securitizes certain accounts receivable through Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit administered by Citibank, N.A., which terminates in August 2012. The credit facility and related securitization documentation contain several covenants, including covenants with respect to the accounts receivable held by DERF, as well as a covenant requiring that the ratio of Duke Energy Carolinas’ consolidated indebtedness to Duke Energy Carolinas’ consolidated capitalization not exceed 65%. As of December 31, 2010 and 2009, the interest rate associated with the credit facility, which is based on commercial paper rates, was 1.2% and 1.6%, respectively, and $300 million was outstanding under the credit facility as of both December 31, 2010 and 2009. The securitization transaction was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, is reflected as a secured borrowing in the Consolidated Balance Sheets. As of December 31, 2010 and 2009, the $300 million outstanding balance of the credit facility was secured by $637 million and $556 million, respectively, of accounts receivable held by DERF. The obligations of DERF under the credit facility are non-recourse to Duke Energy Carolinas. DERF meets the accounting definition of a VIE and is subject to the new accounting rules for consolidation and transfers of financial assets that were effective January 1, 2010; however, the new accounting rules did not result in a substantial change to the accounting for DERF. See Note 17 for further information on VIEs.

Floating Rate Debt. Unsecured debt, secured debt and other debt includes floating-rate instruments. Floating-rate instruments are primarily based on commercial paper rates or a spread relative to an index such as LIBOR for debt denominated in U.S. dollars. The following table shows floating rate debt by registrant as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
	(in millions)
Duke Energy(a)	$2,851	$2,800
Duke Energy Carolinas	695	795
Duke Energy Ohio	525	538
Duke Energy Indiana	502	694

(a)	Excludes $376 million and $336 million of Brazilian debt at December 31, 2010 and 2009, respectively, that is indexed annually to Brazilian inflation

The following table shows the average interest rate associated with floating rate debt detailed in the table above by registrant as of December 31, 2010 and 2009:

	December 31, 2010	December 31, 2009
Duke Energy	1.6%	1.5%
Duke Energy Carolinas	0.8%	0.9%
Duke Energy Ohio	0.5%	0.4%
Duke Energy Indiana	0.4%	0.3%

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Maturities, Call Options and Acceleration Clauses.

Annual Maturities as of December 31, 2010

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
2011	$275	$8	$7	$11
2012	2,552	1,778	507	155
2013	1,563	405	265	405
2014	1,623	45	46	5
2015	1,207	505	5	5
Thereafter	10,990	5,029	1,734	2,891

Total long-term debt, including current maturities	$18,210	$7,770	$2,564	$3,472

The Duke Energy Registrants have the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Registrant’s ability to repay these obligations prior to their scheduled maturity.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of December 31, 2010. The amount available under the master credit facility has been reduced by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky, and Duke Energy Indiana are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of December 31, 2010 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper(d)	—	(300)	—	(150)	(450)
Outstanding Letters of Credit	(11)	(7)	(27)	—	(45)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,061	$438	$639	$219	$2,357

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at December 31, 2010. The Duke Energy Ohio sub limit is comprised of $650 million for Duke Energy Ohio and $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through money pool to Duke Energy Carolinas and Duke Energy Indiana.

At December 31, 2010 and 2009, various tax-exempt bonds, commercial paper issuances and money pool borrowings were classified as Long-Term Debt on the Consolidated Balance Sheets. These tax-exempt bonds, commercial paper issuances and money pool borrowings, which are short-term obligations by nature, are classified as long-term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility and other specific purpose credit facilities have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis. The following tables show short-term obligations classified as long-term debt as of December 31, 2010 and 2009:

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Short-term obligations classified as long-term

	December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Tax exempt bonds(a)(b)(c)(d)	$632	$95	$161	$352
Notes Payable and Commercial paper(e)	450	300	—	150
DERF(f)	300	300	—	—

Total	$1,382	$695	$161	$502

(a)	Of the $632 million of pollution control bonds outstanding at December 31, 2010, at Duke Energy, the master credit facility served as a backstop for $311 million of these pollution control bonds (of which $27 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(b)	For Duke Energy Carolinas, the master credit facility served as a backstop for the $95 million of pollution control bonds outstanding at December 31, 2010.
(c)	Of the $161 million of tax-exempt bonds outstanding at December 31, 2010 at Duke Energy Ohio, $111 million were backstopped by Duke Energy’s master credit facility (of which $27 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(d)	Of the $352 million of tax-exempt bonds outstanding at December 31, 2010 at Duke Energy Indiana, $81 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(e)	Duke Energy has issued $450 million in Commercial Paper, which is backstopped by the master credit facility, and the proceeds are in the form of loans through the money pool to Duke Energy Carolinas of $300 million and Duke Energy Indiana of $150 million as of December 31, 2010.
(f)	DERF is a short-term obligation backed by a credit facility which expires in August 2012.

	December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Tax exempt bonds(a)(b)(c)(d)	$706	$195	$134	$352
Notes Payable and Commercial paper(e)	450	300	—	150
DERF(f)	300	300	—	—
Drawdown under the Master Credit Facility(g)	123	—	—	123

Total	$1,579	$795	$134	$625

(a)	Of the $706 million of pollution control bonds outstanding at December 31, 2009 at Duke Energy, the master credit facility served as a backstop for $385 million of these pollution control bonds (of which $100 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(b)	For Duke Energy Carolinas, the master credit facility served as a backstop for the $195 million of pollution control bonds outstanding at December 31, 2009 (of which $100 million is in the form of letters of credit).
(c)	Of the $134 million of tax-exempt bonds outstanding at December 31, 2009 at Duke Energy Ohio, $84 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(d)	Of the $352 million of tax-exempt bonds outstanding at December 31, 2009 at Duke Energy Indiana, $81 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(e)	Duke Energy has issued $450 million in Commercial Paper, which is backstopped by the master credit facility, and the proceeds are in the form of loans through the money pool to Duke Energy Carolinas of $300 million and Duke Energy Indiana of $150 million as of December 31, 2009.
(f)	DERF is a short-term obligation backed by a credit facility which expires in August 2012.
(g)	The borrowings under the master credit facility at Duke Energy Indiana was a revolving loan bearing interest at one-month LIBOR plus an applicable spread of 19 basis points. Duke Energy Indiana has the intent and ability to refinance this obligation on a long-term basis, either through renewal of the terms of the loan through the master credit facility, which has non-cancelable terms in excess of one-year, or through issuance of long-term debt to replace the amount drawn under the master credit facility.

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

In September 2008, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $330 million three-year letter of credit agreement with a syndicate of banks, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit up to $279 million and $51 million, respectively, on their behalf to support various series of variable rate demand bonds issued or to be issued on behalf of either Duke Energy Indiana or Duke Energy Kentucky. This credit facility, which is not part of Duke Energy’s master credit facility, may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2010, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries.

Other Financing Matters. In September 2010, Duke Energy filed a registration statement (Form S-3) with the SEC. Under this Form S-3, which is uncapped, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

At December 31, 2010, $2.0 billion of debt issued by Duke Energy Carolinas was guaranteed by Duke Energy.

Other Loans. During 2010 and 2009, Duke Energy had loans outstanding against the cash surrender value of the life insurance policies that it owns on the lives of its executives. The amounts outstanding were $444 million as of December 31, 2010 and $411 million as of December 31, 2009. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

7. Guarantees and Indemnifications

Duke Energy and its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees,

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

surety bonds and indemnifications. Duke Energy and its subsidiaries enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy, Cinergy or International Energy, or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for certain guarantees that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Capital against any losses incurred under these guarantee obligations. The maximum potential amount of future payments associated with the guarantees issued by Spectra Capital is $251 million.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2010 was $290 million. Of this amount, $91 million relates to guarantees issued on behalf of less than wholly-owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy. $321 million of the guarantees expire between 2012 and 2028, with the remaining performance guarantees having no contractual expiration.

Included in the maximum potential amount of future payments discussed above is $40 million of maximum potential amounts of future payments associated with guarantees issued to customers or other third parties related to the payment or performance obligations of certain entities that were previously wholly-owned by Duke Energy but which have been sold to third parties, such as DukeSolutions, Inc. (DukeSolutions) and Duke Engineering & Services, Inc. (DE&S). These guarantees are primarily related to payment of lease obligations, debt obligations, and performance guarantees related to provision of goods and services. Duke Energy has received back-to-back indemnification from the buyer of DE&S indemnifying Duke Energy for any amounts paid related to the DE&S guarantees. Duke Energy also received indemnification from the buyer of DukeSolutions for the first $2.5 million paid by Duke Energy related to the DukeSolutions guarantees. Further, Duke Energy granted indemnification to the buyer of DukeSolutions with respect to losses arising under some energy services agreements retained by DukeSolutions after the sale, provided that the buyer agreed to bear 100% of the performance risk and 50% of any other risk up to an aggregate maximum of $2.5 million (less any amounts paid by the buyer under the indemnity discussed above). Additionally, for certain performance guarantees, Duke Energy has recourse to subcontractors involved in providing services to a customer. These guarantees have various terms ranging from 2012 to 2021, with others having no specific term.

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a non-wholly-owned entity to honor its obligations to a third party, as well as used bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. Substantially all of these guarantees issued by Duke Energy relate to projects at Crescent that were under development at the time of the joint venture creation in 2006. Crescent filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009. During 2009, Duke Energy determined that it was probable that it will be required to perform under certain of these guarantee obligations and recorded a charge of $26 million associated with these obligations, which represented Duke Energy’s best estimate of its exposure under these guarantee obligations. At the time the charge was recorded, the face value of the guarantees was $70 million, which has since been reduced to $40 million as of December 31, 2010 as Crescent continues to complete some of its obligations under these guarantees.

Duke Energy has entered into various indemnification agreements related to purchase and sale agreements and other types of contractual agreements with vendors and other third parties. These agreements typically cover environmental, tax, litigation and other matters, as well as breaches of representations, warranties and covenants. Typically, claims may be made by third parties for various periods of time, depending on the nature of the claim. Duke Energy’s potential exposure under these indemnification agreements can range from a specified amount, such as the purchase price, to an unlimited dollar amount, depending on the nature of the claim and the particular transaction. Duke Energy is unable to estimate the total potential amount of future payments under these indemnification agreements due to several factors, such as the unlimited exposure under certain guarantees.

At December 31, 2010, the amounts recorded on the Consolidated Balance Sheets for the guarantees and indemnifications mentioned above, including performance guarantees associated with projects at Crescent for which it is probable that Duke Energy will be required to perform, is $30 million. This amount is primarily recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

8. Joint Ownership of Generating and Transmission Facilities

Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency, have joint ownership of Catawba Nuclear Station, which is a facility operated by Duke Energy Carolinas. As discussed in Note 3, in September 2008, Duke Energy paid $150 million for an additional 7% ownership interest in the Catawba Nuclear Station.

Duke Energy Ohio, Columbus Southern Power Company, and Dayton Power & Light jointly own electric generating units and related transmission facilities in Ohio. Duke Energy Kentucky and Dayton Power & Light jointly own an electric generating unit. Duke Energy Ohio and Wabash Valley Power Association, Inc. (WVPA) jointly own Vermillion Station. Additionally, Duke Energy Indiana is a joint-owner of Gibson Station Unit No. 5 with WVPA and Indiana Municipal Power Agency (IMPA), as well as a joint-owner with WVPA and IMPA of certain Indiana transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by Duke Energy Indiana.

The Duke Energy registrant’s share of jointly-owned plant or facilities included on the December 31, 2010 Consolidated Balance Sheets is as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Duke Energy
Duke Energy Carolinas
Production:
Catawba Nuclear Station (Units 1 and 2)(a)	19.25%	$883	$418	$7
Duke Energy Ohio
Production:
Miami Fort Station (Units 7 and 8)(b)	64.0	599	193	12
W.C. Beckjord Station (Unit 6)(b)(d)	37.5	—	—	—
J.M. Stuart Station(b)(c)	39.0	786	242	25
Conesville Station (Unit 4)(b)(c)	40.0	302	61	11
W.M. Zimmer Station(b)	46.5	1,322	540	21
Killen Station(b)(c)	33.0	302	135	1
Vermillion(b)	75.0	183	55	—
Transmission(a)	Various	104	52	2
Duke Energy Kentucky
Production:
East Bend Station(a)	69.0	433	227	3
Duke Energy Indiana
Production:
Gibson Station (Unit 5)(a)	50.05	329	153	10
Transmission and local facilities(a)	Various	3,243	1,396	—
International Energy
Production:
Brazil – Canoas I and II	47.1	373	94	—

(a)	Included in USFE&G segment.
(b)	Included in Commercial Power segment.
(c)	Station is not operated by Duke Energy Ohio.
(d)	During the second quarter of 2010, Duke Energy Ohio recorded an impairment charge to write-down its share of W.C. Beckjord Station to fair value. See Note 12 for further details.

The Duke Energy registrant’s share of revenues and operating costs of the above jointly owned generating facilities are included within the corresponding line on the Consolidated Statements of Operations. Each participant in the jointly owned facilities must provide its own financing.

9. Asset Retirement Obligations

Asset retirement obligations, which represent legal obligations associated with the retirement of certain tangible long-lived assets, are computed as the present value of the projected costs for the future retirement of specific assets and are recognized in the period in which the liability is incurred, if a reasonable estimate of fair value can be made. The present value of the liability is added to the carrying amount of the associated asset in the period the liability is incurred and this additional carrying amount is depreciated over the remaining life of the asset. Subsequent to the initial recognition, the liability is adjusted for any revisions to the estimated future cash flows associated with the asset retirement obligation (with corresponding adjustments to property, plant, and equipment), which can occur due to a number of factors including, but not limited to, cost escalation, changes in technology applicable to the assets to be retired and changes in federal, state or local regulations, as well as for accretion of the liability due to the passage of time until the obligation is settled. Depreciation expense is

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

adjusted prospectively for any increases or decreases to the carrying amount of the associated asset. The recognition of asset retirement obligations has no impact on the earnings of Duke Energy’s regulated electric operations as the effects of the recognition and subsequent accounting for an asset retirement obligation are offset by the establishment of regulatory assets and liabilities pursuant to regulatory accounting.

Asset retirement obligations recognized by Duke Energy relate primarily to the decommissioning of nuclear power facilities, asbestos removal, closure of landfills and removal of wind generation assets. Asset retirement obligations recognized by Duke Energy Carolinas relate primarily to the decommissioning of nuclear power facilities, asbestos removal and closure of landfills at fossil generation facilities. Asset retirement obligations at Duke Energy Ohio relate primarily to the retirement of gas mains, asbestos abatement at certain generating stations and closure and post-closure activities of landfills. Asset retirement obligations at Duke Energy Indiana relate primarily to obligations associated with future asbestos abatement at certain generating stations. Certain of the Duke Energy Registrants’ assets have an indeterminate life, such as transmission and distribution facilities and thus the fair value of the retirement obligation is not reasonably estimable. A liability for these asset retirement obligations will be recorded when a fair value is determinable.

The following tables present the changes to the liability associated with asset retirement obligations for the Duke Energy Registrants during the years ended December 31, 2010 and 2009:

	December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Balance as of January 1,	$3,185	$3,098	$36	$42
Accretion expense(a)	97	93	1	2
Correction of prior year error(b)	(1,465)	(1,465)	—	—
Liabilities settled	(10)	(7)	—	(3)
Revisions in estimates of cash flows	(8)	(1)	(10)	4
Liabilities incurred in the current year	12	5	—	1
Other	5	5	—	—

Balance as of December 31,	$1,816	$1,728	$27	$46

(a)	Substantially all of the accretion expense for the years ended December 31, 2010 relate to Duke Energy’s regulated electric operations and has been deferred in accordance with regulatory accounting treatment, as discussed above.
(b)	As discussed in Note 1, in the second quarter of 2010, Duke Energy Carolinas recorded a $1.5 billion correction of an error to reduce the nuclear decommissioning asset retirement obligation liability, with offsetting impacts to regulatory assets and property, plant and equipment. This correction had no impact on Duke Energy Carolinas’ equity, results of operations or cash flows.

	December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Balance as of January 1,	$2,567	$2,509	$33	$24
Accretion expense(a)	200	196	2	1
Revisions in estimates of cash flows(b)	389	385	—	2
Liabilities incurred in the current year	35	13	1	15
Other	(6)	(5)	—	—

Balance as of December 31,	$3,185	$3,098	$36	$42

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

(a)	Substantially all of the accretion expense for the years ended December 31, 2009 relate to Duke Energy’s regulated electric operations and has been deferred in accordance with regulatory accounting treatment, as discussed above.
(b)	As discussed below, Duke Energy Carolinas updates its nuclear decommissioning costs study every five years as required by the NCUC and PSCSC. The increase in the revisions to estimated cash flows primarily relates to the increase in estimated cost of decommissioning Duke Energy Carolinas’ nuclear units. Approximately half of the increase from 2008 in the nuclear decommissioning cost estimates is due to increased labor costs since the last cost study in 2003. The change in the credit-adjusted risk-free rate since the 2003 study also impacted the determination of the asset retirement obligation liability associated with nuclear decommissioning.

Duke Energy’s regulated electric and regulated natural gas operations accrue costs of removal for property that do not have an associated legal retirement obligation based on regulatory orders from the various state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory treatment. Duke Energy does not accrue the estimated cost of removal for any non-regulated assets (including Duke Energy Ohio’s generation assets). See Note 4 for the estimated cost of removal for assets without an associated legal retirement obligation, which are included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets as of December 31, 2010 and 2009.

Nuclear Decommissioning Costs. In 2005 and again in 2009 and 2010, the NCUC and PSCSC, respectively approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2010, 2009 and 2008, Duke Energy Carolinas expensed $48 million and contributed cash of $48 million to the NDTF for decommissioning costs. These amounts are presented in the Consolidated Statements of Cash Flows in Purchases of Available-For-Sale Securities within Net Cash Used in Investing Activities. The entire amount of these contributions were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. Both the NCUC and the PSCSC have allowed Duke Energy Carolinas to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy Carolinas’ nuclear stations. Duke Energy Carolinas believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

The balance of the NDTF, which are reflected as NDTF within Investments and Other Assets in the Consolidated Balance Sheets, was $2,014 million as of December 31, 2010 and $1,765 million as of December 31, 2009. The increase in the value of the NDTF during 2010 is due to higher overall returns in the equity and debt markets combined with the $48 million annual contributions made to the contaminated funds during 2010. The fair value of assets legally restricted for the purpose of settling asset retirement obligations associated with nuclear decommissioning was $1,744 million as of December 31, 2010 and $1,530 million as of December 31, 2009.

As the NCUC and the PSCSC require that Duke Energy Carolinas update its cost estimate for decommissioning its nuclear plants every five years, new site-specific nuclear decommissioning cost studies were completed in January 2009 that showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of $3 billion in 2008 dollars. This estimate includes Duke Energy Carolinas’ 19.25% ownership interest in the Catawba Nuclear Station. The other joint owners of Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. The previous study, completed in 2004, estimated total nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of $2.3 billion in 2003 dollars.

Duke Energy Carolinas filed these site-specific nuclear decommissioning cost studies with the NCUC and the PSCSC in conjunction with various rate case filings. In addition to the decommissioning cost studies, a new funding study was completed and indicates the current annual funding requirement of $48 million is sufficient to cover the estimated decommissioning costs. Duke Energy Carolinas received an order from the NCUC on its rate case filing on December 7, 2009, and the PSCSC accepted a settlement agreement on Duke Energy Carolinas’ rate case on January 20, 2010. Both the NCUC and the PSCSC approved the existing $48 million annual funding level for nuclear decommissioning costs.

The operating licenses for Duke Energy Carolinas’ nuclear units are subject to extension. In December 2003, Duke Energy Carolinas was granted renewed operating licenses for Catawba Nuclear Station Units 1 and 2 until 2043 and McGuire Nuclear Station Units 1 and 2 until 2041 and 2043, respectively. In 2000, Duke Energy Carolinas was granted a renewed operating license for the Oconee Nuclear Station Units 1 and 2 until 2033 and Unit 3 until 2034.

10. Property, Plant and Equipment

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

		December 31, 2010
	Estimated Useful Life	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(Years)	(in millions)
Land(a)	—	$743	$357	$133	$89
Plant—Regulated
Electric generation, distribution and transmission(a)	8 – 125	36,744	24,980	3,483	8,282
Natural gas transmission and distribution(a)	12 – 60	1,815	—	1,815	—
Other buildings and improvements(a)	25 – 100	610	366	111	132
Plant—Unregulated
Electric generation, distribution and transmission(a)	8 – 100	5,256	—	3,960	—
Other buildings and improvements(a)	20 – 90	2,108	1	188	—
Nuclear fuel	—	1,176	1,176	—	—
Equipment(a)	3 – 33	718	166	147	128
Vehicles(a)	5 – 26	75	13	—	—
Construction in process(a)	—	7,015	3,677	182	2,426
Other(a)	5 – 33	2,279	455	240	156

Total property, plant and equipment		58,539	31,191	10,259	11,213
Total accumulated depreciation—regulated(b),(c)		(16,273)	(11,126)	(1,832)	(3,341)
Total accumulated depreciation—unregulated(c)(d)		(1,922)	—	(579)	—

Total net property, plant and equipment		$40,344	$20,065	$7,848	$7,872

(a)	Includes capitalized leases of $414 million, $134 million, and $53 million at Duke Energy, Duke Energy Ohio, and Duke Energy Indiana, respectively.
(b)	Includes $667 million of accumulated amortization of nuclear fuel at Duke Energy and Duke Energy Carolinas.
(c)	Includes accumulated amortization of capitalized leases of $31 million, $17 million and $10 million at Duke Energy, Duke Energy Ohio, and Duke Energy Indiana, respectively.
(d)	Includes accumulated depreciation of VIEs of $45 million at December 31, 2010.

		December 31, 2009
	Estimated Useful Life	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(Years)	(in millions)
Land	—	$725	$342	$134	$88
Plant—Regulated
Electric generation, distribution and transmission(a)	8 – 125	35,983	24,450	3,376	8,157

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

		December 31, 2009
	Estimated Useful Life	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(Years)	(in millions)
Natural gas transmission and distribution	12 –60	1,694	—	1,694	—
Other buildings and improvements(a)	25 –100	617	364	129	124
Plant—Unregulated
Electric generation, distribution and transmission(a)	8 –100	5,120	—	4,230	—
Other buildings and improvements(a)	20 – 90	1,855	—	190	—
Nuclear fuel	—	1,079	1,079	—	—
Equipment(a)	4 – 33	799	173	89	117
Vehicles	5 – 26	77	14	—	—
Construction in process	—	5,336	3,083	210	1,433
Other(a)	5 – 33	2,077	412	191	136

Total property, plant and equipment		55,362	29,917	10,243	10,055
Total accumulated depreciation—regulated(b), (c)		(15,526)	(10,692)	(1,726)	(3,129)
Total accumulated depreciation—unregulated(c)		(1,886)	—	(653)	—

Total net property, plant and equipment		$37,950	$19,225	$7,864	$6,926

(a)	Includes capitalized leases of $384 million, $111 million, and $50 million at Duke Energy, Duke Energy Ohio, and Duke Energy Indiana, respectively.
(b)	Includes $603 million of accumulated amortization of nuclear fuel at Duke Energy and Duke Energy Carolinas.
(c)	Includes accumulated amortization of capitalized leases of $20 million, $11 million and $8 million at Duke Energy, Duke Energy Ohio, and Duke Energy Indiana, respectively.

The following table presents capitalized interest, which includes the debt component of AFUDC, for the years ended December 31, 2010, 2009, and 2008 respectively:

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Years Ended December 31,
	2010	2009	2008
	(in millions)
Duke Energy	$167	$102	$93
Duke Energy Carolinas	83	65	45
Duke Energy Ohio	8	4	19
Duke Energy Indiana	19	13	10

11. Other Income and Expenses, net. The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008 are as follows:

Duke Energy

	For the years ended December 31,
	2010	2009	2008
	(in millions)
Income/(Expense):
Interest income	$67	$77	$130
Foreign exchange gains (losses)(a)	1	23	(20)
AFUDC equity	234	153	148
Deferred returns	15	(7)	(11)
Impairments of available-for-sale securities(b)	—	—	(13)
Other	53	38	(2)

Total	$370	$284	$232

(a)	Primarily relates to International Energy’s remeasurement of certain cash and debt balances into the functional currency.
(b)	In 2008, Duke Energy recorded a pre-tax impairment charge to earnings related to the credit risk of certain investments in auction rate debt securities.

Duke Energy Carolinas

	For the years ended December 31,
	2010	2009	2008
	(in millions)
Income/(Expense):
Interest income	$23	$6	$15
AFUDC equity	174	125	95
Deferred returns	15	(7)	(11)
Other	—	(2)	(1)

Total	$212	$122	$98

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio

	For the years ended December 31,
	2010	2009	2008
	(in millions)
Income/(Expense):
Interest income	$18	$10	$27
AFUDC equity	4	(2)	7
Other	3	3	—

Total	$25	$11	$34

Duke Energy Indiana

	For the years ended December 31,
	2010	2009	2008
	(in millions)
Income/(Expense)
Interest income	$14	$14	$21
AFUDC equity	56	29	46
Other	—	(5)	3

Total	$70	$38	$70

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

12. Goodwill, Intangible Assets and Impairments

Goodwill. The following table shows goodwill by reportable segment for Duke Energy and Duke Energy Ohio at December 31, 2010 and 2009:

	USFE&G	Commercial Power	International Energy	Total
	(in millions)
Duke Energy
Balance at December 31, 2009:
Goodwill	$3,483	$940	$298	$4,721
Accumulated Impairment Charges	—	(371)	—	(371)

Balance at December 31, 2009, as adjusted for accumulated impairment charges	3,483	569	298	4,350
Impairment Charges	—	(500)	—	(500)
Foreign Exchange and Other Changes	—	—	8	8

Balance as of December 31, 2010:
Goodwill	3,483	940	306	4,729
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at December 31, 2010, as adjusted for accumulated impairment charges	$3,483	$69	$306	$3,858

	USFE&G	Commercial Power	Total
	(in millions)
Duke Energy Ohio
Balance at December 31, 2009:
Goodwill	$1,137	$1,188	$2,325
Accumulated Impairment Charges	—	(727)	(727)

Balance at December 31, 2009, as adjusted for accumulated impairment charges	1,137	461	1,598
Impairment Charges	(216)	(461)	(677)

Balance as of December 31, 2010:
Goodwill	1,137	1,188	2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at December 31, 2010, as adjusted for accumulated impairment charges	$921	$—	$921

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

Commercial Power’s non-regulated Midwest generation reporting unit includes nearly 4,000 MW of primarily coal-fired generation capacity in Ohio which is dedicated under the ESP through December 31, 2011. These assets also generate revenues through sales outside the ESP load customer base if circumstances arise that result in availability of excess capacity. Additionally, this reporting unit has approximately 3,600 MW of gas-fired generation capacity in Ohio, Pennsylvania, Illinois and Indiana which provides generation to unregulated energy markets in the Midwest. The businesses within Commercial Power’s non-regulated Midwest generation reporting unit operate in market structures that are, for the most part, unregulated and allow for customer choice among suppliers. As a result, the operations within this reporting unit are subjected to competitive pressures that do not exist in any of Duke Energy’s regulated jurisdictions.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Commercial Power’s other businesses, including the renewable generation assets, are in a separate reporting unit for goodwill impairment testing purposes. No impairment exists with respect to Commercial Power’s renewable generation assets.

The fair value of Commercial Power’s non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, forecasted power and commodity prices, uncertainty of environmental costs, competition, the cost of capital, valuation of peer companies and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolve, and certain views and assumptions used in determining the fair value of the reporting unit in the 2010 interim impairment test changed significantly from those used in the 2009 annual impairment test. These factors had a significant impact on the valuation of Commercial Power’s non-regulated Midwest generation reporting unit. More specifically, the following factors significantly impacted management’s valuation of the reporting unit:

•

Sustained lower forward power prices—In Ohio, Duke Energy provides power to retail customers under the ESP, which utilizes rates approved by the PUCO through 2011. These rates are currently above market prices for generation services, resulting in customers switching to other generation providers. Duke Energy Ohio will reset its Standard Service Offer for retail load customers for generation effective January 1, 2012. Given forward power prices, which have declined from the time of the 2009 impairment, it is likely that the generation margin earned in 2012-2015 will be lower than present levels.

•

Potentially more stringent environmental regulations from the U.S. EPA—In May and July of 2010, the EPA issued proposed rules associated with the regulation of CCRs to address risks from the disposal of CCRs (e.g., ash ponds) and to limit the interstate transport of emissions of NOx and SO2. These proposed regulations, along with other pending EPA regulations, could result in significant expenditures for coal fired generation plants, and could result in the early retirement of certain generation assets, which do not currently have control equipment for NO x and SO2, as soon as 2015.

•

Customer switching—ESP customers have increasingly selected alternative generation service providers, as allowed by Ohio legislation, which further erodes margins on sales. In the second quarter of 2010, Duke Energy Ohio’s residential class became the target of an intense marketing campaign offering significant discounts to residential customers that switch to alternate power suppliers. Customer switching levels were at approximately 55% at June 30, 2010 compared to approximately 29% in the third quarter of 2009.

As a result of the factors above, a non-cash goodwill impairment charge of $500 million was recorded during the second quarter of 2010. This impairment charge represented the entire remaining goodwill balance for Commercial Power’s non-regulated Midwest generation reporting unit. In addition to the goodwill impairment charge, and as a result of factors similar to those described above, Commercial Power recorded $160 million of pre-tax impairment charges related to certain generating assets and emission allowances primarily associated with these generation assets in the Midwest to write-down the value of these assets to their estimated fair value. The generation assets that were subject to this impairment charge were those coal-fired generating assets that do not have certain environmental emissions control equipment, causing these generation assets to be heavily impacted by the EPA’s proposed rules on emissions of NOx and SO2. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations.

During 2009, in connection with the annual goodwill impairment test, Duke Energy recorded an approximate $371 million impairment charge to write-down the carrying value of Commercial Power’s non-regulated Midwest generation reporting unit to its implied fair value. Additionally, in 2009 and as a result of factors similar to those described above, Commercial Power recorded $42 million of pre-tax impairment charges related to certain generating assets in the Midwest to write-down the value of these assets to their estimated fair value. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations. As management is not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach fair value, Duke Energy relied heavily on the income approach to estimate the fair value of the impaired assets.

The fair value of Commercial Power’s non-regulated Midwest generation reporting unit in 2009 was impacted by a multitude of factors, including current and forecasted customer demand, current and forecasted power and commodity prices, impact of the economy on discount rates, valuation of peer companies, competition, and regulatory and legislative developments. These factors had a significant impact on the risk-adjusted discount rate and other inputs used to value the non-regulated Midwest generation reporting unit. More specifically, as of August 31, 2009, the following factors significantly impacted management’s valuation of the reporting unit that consequently resulted in an approximate $371 million non-cash goodwill impairment charge during the third quarter of 2009:

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

•

Depressed market power prices—Low natural gas and coal prices have put downward pressure on market prices for power. As the economic recession continued throughout 2009, demand for power remained low and market prices were at lower levels than previously forecasted. In Ohio, Duke Energy provides power to retail customers under the ESP, which utilizes rates approved by the PUCO through 2011. These rates are currently above market prices for generation services. The current low levels of market prices impact price forecasts and places uncertainty over the pricing of power after the expiration of the ESP at the end of 2011. Additionally, customers have recently begun to select alternative energy generation service providers, as allowed by Ohio legislation, which further erodes margins on sales.

•

Carbon legislation/regulation developments—On June 26, 2009, the U.S. House of Representatives passed The American Clean Energy and Security Act of 2009 (ACES) to encourage the development of clean energy sources and reduce greenhouse gas emissions. The ACES would create an economy-wide cap and trade program for large sources of greenhouse gas emissions. In September 2009, the U.S. Senate made significant progress toward their own version of climate legislation and, also in 2009, the EPA began actions that could lead to its regulation of greenhouse gas emissions absent carbon legislation. Climate legislation has the potential to significantly increase the costs of coal and other carbon-intensive electricity generation throughout the U.S., which could impact the value of the coal fired generating plants, particularly in non-regulated environments.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The fair values of Commercial Power’s non-regulated Midwest generation reporting unit and generating assets for which impairments were recorded were determined using significant unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements.

Duke Energy completed its annual goodwill impairment test for all reporting units as of August 31, 2010, and determined that no additional impairments exist.

Duke Energy Ohio. In the second quarter of 2010, based on circumstances discussed above for Duke Energy, management determined that is was more likely than not that the fair value of Duke Energy Ohio’s non-regulated Midwest generation reporting unit was less than its carrying value. Accordingly, Duke Energy Ohio also impaired its entire goodwill balance of $461 million related to this reporting unit during the second quarter of 2010. Also, as discussed above, Duke Energy Ohio recorded $160 million of pre-tax impairment charges related to certain generating assets and emission allowances primarily associated with these generation assets in the Midwest to write-down the value of these assets to their estimated fair value.

In the second quarter of 2010, goodwill for Ohio Transmission and Distribution (Ohio T&D) was also analyzed. The fair value of the Ohio T&D reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, discount rates, valuation of peer companies, and regulatory and legislative developments. Management periodically updates the load forecasts to reflect current trends and expectations based on the current environment and future assumptions. The spring and summer 2010 load forecast indicated that load will not return to 2007 weather-normalized levels for several more years. Based on the results of the second quarter 2010 impairment analysis, the fair value of the Ohio T&D reporting unit was $216 million below its book value at Duke Energy Ohio and $40 million higher than its book value at Duke Energy. Accordingly, this goodwill impairment charge was only recorded by Duke Energy Ohio.

The fair value of Duke Energy Ohio’s Ohio T&D reporting unit for which an impairment was recorded was determined using significant unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements.

For the same reasons discussed above, during 2009, in connection with the annual goodwill impairment test, Duke Energy Ohio recorded an approximate $727 million goodwill impairment charge to write-down the carrying value of Duke Energy Ohio’s non-regulated Midwest generation reporting unit to its implied fair value. Additionally, in 2009 and as a result of factors similar to those described above, Duke Energy Ohio recorded $42 million of pre-tax impairment charges related to certain non-regulated generating assets in the Midwest to write-down the value of these assets to their estimated fair value.

As management is not aware of any recent market transactions for comparable assets with sufficient transparency to develop a market approach fair value, Duke Energy Ohio relied heavily on the income approach to estimate the fair value of the impaired assets.

All of the above impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy Ohio’s Consolidated Statements of Operations.

Duke Energy Ohio completed its annual goodwill impairment test for all reporting units as of August 31, 2010, and determined that no additional impairments exist.

Intangibles. The carrying amount and accumulated amortization of intangible assets as of December 31, 2010 and 2009 are as follows:

	December 31, 2010
	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Emission allowances	$175	$125	$49
Gas, coal and power contracts	295	271	24
Wind development rights	119	—	—
Other	71	9	—

Total gross carrying amount	660	405	73

Accumulated amortization—gas, coal and power contracts	(157)	(148)	(9)
Accumulated amortization—wind development rights	(5)	—	—
Accumulated amortization—other	(31)	(9)	—

Total accumulated amortization	(193)	(157)	(9)

Total intangible assets, net	$467	$248	$64

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	December 31, 2009
	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Emission allowances	$274	$191	$82
Gas, coal and power contracts	296	271	24
Wind development rights	127	—	—
Other	66	9	—

Total gross carrying amount	763	471	106

Accumulated amortization—gas, coal and power contracts	(140)	(132)	(8)
Accumulated amortization—wind development rights	(2)	—	—
Accumulated amortization—other	(28)	(7)	—

Total accumulated amortization	(170)	(139)	(8)

Total intangible assets, net	$593	$332	$98

Emission allowances in the tables above include emission allowances acquired by Duke Energy as part of its merger with Cinergy, which were recorded at the then fair value on the date of the merger in April 2006, and emission allowances purchased by Duke Energy. Additionally, Duke Energy is allocated certain zero cost emission allowances on an annual basis.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The change in the gross carrying value of emission allowances during the years ended December 31, 2010 and 2009 are as follows:

	December 31, 2010
	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Gross carrying value at beginning of period	$274	$191	$82
Purchases of emission allowances	14	12	1
Sales and consumption of emission allowances(a)(b)	(66)	(31)	(34)
Impairment of emission allowances	(47)	(47)	—
Other changes	—	—	—

Gross carrying value at end of period	$175	$125	$49

	December 31, 2009
	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Gross carrying value at beginning of period	$300	$239	$59
Purchases of emission allowances	93	25	68
Sales and consumption of emission allowances(a)(b)	(120)	(75)	(45)
Other changes	1	2	—

Gross carrying value at end of period	$274	$191	$82

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by U.S. Franchised Electric and Gas and Commercial Power.

Amortization expense for gas, coal and power contracts, wind development rights and other intangible assets for the years ended December 31, 2010, 2009 and 2008 was:

	2010	2009	2008
	(in millions)
Duke Energy	$24	$25	$27
Duke Energy Ohio	20	23	22
Duke Energy Indiana	1	1	1

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2010. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts, as well as estimated amortization related to the wind development projects acquired from Catamount. The amortization amounts discussed below are estimates and actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, delays in the in-service dates of wind assets, additional intangible acquisitions and other events.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Amortization Expense

	2011	2012	2013	2014	2015
	(in millions)

Duke Energy	$86	$27	$24	$21	$87
Duke Energy Ohio	31	22	19	16	81
Duke Energy Indiana	51	1	1	1	1

As discussed in Note 3, Duke Energy completed the acquisition of Catamount in September 2008, resulting in the recognition of $117 million of intangible assets related to wind farm development rights. Of this amount, a portion of the intangible asset value was assigned to projects that Duke Energy disposed of through sale during the year ended December 31, 2009. The intangible assets recorded in connection with the Catamount acquisition primarily represent land use rights and interconnection agreements acquired by Duke Energy as part of the purchase price. Since these intangible assets relate to development projects for which final decisions related to construction and operation have not been made, Duke Energy will continue to evaluate the carrying value of these intangible assets for recovery. In any period in which a final decision has been made to not pursue construction and operation of a specific development project, the carrying value of intangible assets assigned to the related project will be charged to expense. For projects that are approved for construction and operation, amortization of the intangible asset value assigned to each of these projects will not begin until commercial operation is achieved. Duke Energy will evaluate the useful lives of these intangible assets as the projects begin commercial operations, which is anticipated to be in the years 2011 through 2016. Duke Energy currently estimates the useful lives of these projects, once in commercial operation, will be the shorter of the lease term of the land or the estimated lives of the projects, which is approximately 25 years.

In connection with the merger with Cinergy in April 2006, Duke Energy Ohio recorded an intangible liability of $113 million associated with the RSP, which was recognized in earnings over the regulatory period that ended on December 31, 2008. Duke Energy Ohio also recorded $56 million of intangible liabilities associated with other power sale contracts in connection with its merger with Cinergy. The carrying amount of these intangible liabilities associated with other power sale contracts was $4 million and $10 million at December 31, 2010 and 2009, respectively. During the years ended December 31, 2010, 2009 and 2008, Duke Energy Ohio amortized $6 million, $6 million and $73 million, respectively, to income related to these intangible liabilities. The remaining balance of $4 million will be amortized to income in 2011. Intangible liabilities are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

2008 Impairment of Emission Allowances. On July 11, 2008, the U.S. Court of Appeals for the District of Columbia issued a decision vacating the CAIR. Subsequently, in December 2008, a federal appeals court reinstated the CAIR while the EPA develops a new clean air program. See Note 5 for additional information on the CAIR. However, as a result of the July 11, 2008 decision temporarily vacating the CAIR, there were sharp declines in market prices of SO2 and NOx allowances in the third quarter of 2008 due to uncertainty associated with future federal requirements to reduce emissions. Accordingly, Duke Energy and Duke Energy Ohio evaluated the carrying value of emission allowances held by its regulated and unregulated businesses for impairment during the third quarter of 2008.

At the time of its temporary repeal, the CAIR required 50% reductions in SO2 emissions beginning in 2010 and further 30% reductions in SO2 emissions in 2015 beyond specified requirements. These reductions were to be achieved by requiring the surrender of SO2 allowances in a ratio of two allowances per ton of SO2 emitted beginning in 2010, up from a current one-to-one ratio, escalating to 2.86 allowances per ton of SO2 emitted beginning in 2015. Taking into account these increases in emission allowance requirements under CAIR, Commercial Power’s forecasted SO2 emissions needed through 2037 exceeded the number of emission allowances held prior to the vacating of the CAIR. Subsequent to the temporary decision to vacate CAIR, Commercial Power determined that it had SO2 allowances in excess of forecasted emissions and those allowances held in excess of forecasted emissions from future generation required an impairment evaluation. In performing the impairment evaluation for SO2 allowances at September 30, 2008, management compared quoted market prices for each vintage year allowance to the carrying value of the related allowances in excess of forecasted emissions through 2038. Due to the sharp decline in market prices of SO2 allowances, as discussed above, Commercial Power recorded pre-tax impairment charges of $77 million related to forecasted excess SO2 allowances held at September 30, 2008. Additionally, Commercial Power recorded pre-tax impairment charges of $5 million related to annual NOx allowances during the third quarter of 2008 as these were also affected by the decision to vacate the CAIR. These impairment charges are recorded in Goodwill and Other Impairment Charges within Operating Expenses on the Consolidated Statements of Operations. The fair values of Duke Energy and Duke Energy Ohio’s emission allowances for which impairments were recorded were determined using significant unobservable inputs (i.e., Level 3 inputs) as defined by the accounting guidance for fair value measurements.

Additionally, U.S. Franchised Electric and Gas has emission allowances and certain commitments to purchase emission allowances that, based on management’s best estimate at September 30, 2008, resulted in a quantity of emission allowances in excess of the amounts projected to be utilized for operations. The excess emission allowances include forward contracts to purchase SO2 allowances to cover forecasted shortfalls in emission allowances necessary for operations that were entered into prior to the July 11, 2008 CAIR decision. Prior to the temporary vacating of the CAIR, these forward contracts, which primarily settled in the fourth quarter of 2008 or in 2009, qualified for the NPNS exception within the accounting rules for derivatives. However, since certain of these forward contracts would no longer be considered probable of use in the normal course of operations due to the excess over forecasted needs, in September 2008, U.S. Franchised Electric and Gas determined that these contracts no longer qualified for the NPNS exception. At the time this determination was made, the fair value of the contracts was a liability of $34 million. Since U.S. Franchised Electric and Gas anticipates regulatory recovery of the cost of these emission allowances in normal course, a corresponding regulatory asset was recorded on the Consolidated Balance Sheets. These forward contracts have continued to be marked-to-market, with an offset to the regulatory asset balance, until ultimate settlement.

As a result of the reinstatement of the CAIR in December 2008, as discussed above, all emission allowances and certain commitments to purchase emission allowances held by U.S. Franchised Electric and Gas and Commercial Power are anticipated to be utilized for future

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

emission allowance requirements under the CAIR, unless the EPA develops a new clean air program that changes the existing requirements under the CAIR. Refer to Note 4 for further information.

Other Impairments. As discussed in Note 4, in 2010, Duke Energy Indiana recorded a pre-tax charge to earnings of $44 million related to the Edwardsport IGCC plant that is currently under construction.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

13. Investments in Unconsolidated Affiliates and Related Party Transactions

Duke Energy

Investments in domestic and international affiliates that are not controlled by Duke Energy, but over which it has significant influence, are accounted for using the equity method. Significant investments in affiliates accounted for under the equity method are as follows:

Commercial Power. As of December 31, 2010 and 2009, investments accounted for under the equity method primarily consist of Duke Energy’s approximate 50% ownership interest in the five Sweetwater projects (Phase I-V), which are wind power assets located in Texas that were acquired as part of the acquisition of Catamount, which is further described in Note 3.

International Energy. As of both December 31, 2010 and 2009, investments accounted for under the equity method primarily include a 25% indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia. As of December 31, 2010 and 2009, Duke Energy’s wholly-owned subsidiary, CGP Global Greece Holdings S.A. (CGP Greece) has as its only asset the 25% indirect interest in Attiki, and its only third-party liability is a debt obligation that is secured by the 25% indirect interest in Attiki. The debt obligation is also secured by Duke Energy’s indirect wholly-owned interest in CGP Greece and is otherwise non-recourse to Duke Energy. This debt obligation of $66 million and $71 million as of December 31, 2010 and 2009, respectively, is reflected in Current Maturities of Long-Term Debt on Duke Energy’s Consolidated Balance Sheets. As of December 31, 2010 and 2009, Duke Energy’s investment balance in Attiki was $66 million and $71 million, respectively, reflecting an $18 million impairment charge recognized in the fourth quarter of 2009 to reduce the carrying amount of the investment to its estimated fair value.

In November 2009, CGP Greece failed to make a scheduled semi-annual installment payment of principal and interest on the debt and in December 2009, Duke Energy decided to abandon its investment in Attiki and the related non-recourse debt. The decision to abandon Attiki was made in part due to the non-strategic nature of the investment. In January 2010 the counterparty to the debt issued a Notice of Event of Default, asserting its rights to exercise CGP Greece’s voting rights in and receive CGP Greece’s share of dividends paid by Attiki.

During 2010, the counterparty to the debt commenced a process with the joint venture parties to find a buyer for CGP Greece’s 25% indirect interest in Attiki. Effective in January 2010, Duke Energy no longer accounts for Attiki under the equity method, and the investment balance remaining on Attiki was transferred to Other within Assets on the Consolidated Balance Sheet as Duke Energy retains legal ownership of the investment.

Other. As of December 31, 2010 and 2009, investments accounted for under the equity method primarily include telecommunications investments.

As discussed in Note 3, in December 2010, Duke Energy completed the previously announced agreement with Alinda to sell a 50% ownership interest in DukeNet. As a result of the disposition transaction, DukeNet and Alinda are equal 50% owners in the new joint venture. Subsequent to the closing to the DukeNet disposition transaction, effective on December 21, 2010, DukeNet is no longer consolidated into Duke Energy’s consolidated financial statements and is accounted for by Duke Energy as an equity method investment.

On December 2, 2010, Duke Energy completed the sale of its 30% equity investment in Q-Comm to Windstream Corp. (Windstream). The sale resulted in $165 million in net proceeds, including $87 million of Windstream common shares and a $109 million pre-tax gain recorded in Gains (Losses) on Sales and Impairments of Unconsolidated Affiliates on the Consolidated Statements of Operations.

Additionally, Other included Duke Energy’s effective 50% interest in Crescent which, as discussed further below, has a carrying value of zero. As discussed in Note 2, Crescent emerged from bankruptcy in June 2010 and following the bankruptcy proceeding, Duke Energy no longer has any ownership interest in Crescent.

In connection with the renegotiation of its debt agreements in June 2008, Crescent management modified its existing business strategy to focus some of its efforts on producing near-term cash flows from its non-strategic real estate projects in order to improve liquidity. As a result of its revised business strategy to accelerate certain cash flows resulting from the June 2008 amendments to its debt agreements, Crescent updated its recoverability assessments for its real estate projects as required under the accounting guidance for asset impairments. Under the accounting guidance for asset impairments, the carrying amount of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. For certain of Crescent’s non-strategic assets, it was determined that some projects’ projected undiscounted cash flows did not exceed the carrying value of the projects based on the revised business strategy assumptions, and an impairment loss was recorded equal to the amount by which the carrying amount of each impaired project exceeded its estimated fair value. The methods for determining fair value included discounted cash flow models, as well as valuing certain properties based on recent offer prices for bulk-sale transactions and other price data for similar assets. During the year ended December 31, 2008, Crescent recorded impairment charges on certain of its property holdings, primarily in its residential division, of which Duke Energy’s proportionate pre-tax share was $238 million. Duke Energy’s proportionate share of these impairment charges are recorded in Equity in Earnings (Losses) of Unconsolidated Affiliates in Duke Energy’s Consolidated Statements of Operations.

As a result of the impairment charges recorded during the year ended December 31, 2008, the carrying value of Duke Energy’s investment in Crescent was reduced to zero. Accordingly, Duke Energy discontinued applying the equity method of accounting to its investment in Crescent during the year ended December 31, 2008 and did not record its proportionate share of any Crescent earnings or losses in subsequent periods.

See Note 7 for a discussion of charges recorded in 2009 related to performance guarantees issued by Duke Energy on behalf of Crescent. Crescent filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

As of December 31, 2010 and 2009, the carrying amount of investments in affiliates with carrying amounts greater than zero approximated the amount of underlying equity in net assets.

Impairments. During the years ended December 31, 2010, 2009 and 2008, Duke Energy recorded pre-tax impairment charges to the carrying value of investments in unconsolidated affiliates of $11 million, $21 million and $9 million, respectively. Approximately $18 million of the impairment charge recorded during the year ended December 31, 2009 relates to International Energy’s investment in Attiki, (discussed above). These impairment charges, which were recorded in Gains (Losses) on Sales and Impairments of Unconsolidated Affiliates on the Consolidated Statements of Operations, were recorded as a result of Duke Energy concluding that it would not be able to recover its carrying value in these investments, thus the carrying value of these investments were written down to their estimated fair value.

Investments in Equity Method Unconsolidated Affiliates

	As of:
	December 31, 2010			December 31, 2009
	Domestic	International	Total	Domestic	International	Total
	(in millions)
U.S. Franchised Electric and Gas	$5	$—	$5	$4	$—	$4
Commercial Power	174	1	175	198	—	198
International Energy(a)	—	83	83	—	153	153
Other(b)	173	8	181	71	10	81

	$352	$92	$444	$273	$163	$436

(a)	As discussed above, in 2010, International Energy’s Attiki investment is no longer accounted for under the equity method. Also, in 2009, International Energy recorded an $18 million pre-tax impairment to write-down the value of its Attiki investment to fair value.
(b)	As discussed above, Other includes a 50% interest in DukeNet of $137 million as of December 31, 2010.

Equity in Earnings (Losses) of Equity Method Unconsolidated Affiliates

	For the Years Ended:
	December 31, 2010			December 31, 2009			December 31, 2008
	Domestic	International	Total(a)	Domestic	International	Total(a)	Domestic	International	Total(a)
	(in millions)
U.S. Franchised Electric and Gas	$—	$—	$—	$(10)	$—	$(10)	$(16)	$—	$(16)
Commercial Power	7	—	7	7	—	7	16	—	16
International Energy	—	102	102	—	72	72	—	127	127
Other(b)	5	2	7	—	1	1	(230)	1	(229)

	$12	$104	$116	$(3)	$73	$70	$(230)	$128	$(102)

(a)	Duke Energy’s share of net earnings from these unconsolidated affiliates is reflected in the Consolidated Statements of Operations as Equity in Earnings (Losses) of Unconsolidated Affiliates.
(b)	Amounts for the year ended December 31, 2008 include Duke Energy’s proportionate share of impairment charges recorded by Crescent of $238 million pre-tax.

During the years ended December 31, 2010, 2009 and 2008, Duke Energy received distributions from equity investments of $111 million, $83 million and $195 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows.

Summarized Combined Financial Information of Equity Method Unconsolidated Affiliates

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of December 31,
	2010	2009
	(in millions)
Balance Sheet
Current assets	$413	$1,154
Non-current assets	1,599	2,353
Current liabilities	(242)	(920)
Non-current liabilities	(145)	(744)

Net assets	$1,625	$1,843

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)

Income Statement
Operating revenues	$1,385	$1,509	$2,683
Operating expenses	924	1,252	2,407
Net income	430	257	58
Other Investments. Commercial Power had an interest in SHGP, which is a cogeneration facility containing three combustion turbines in Texas City, Texas. Although Duke Energy owned a significant portion of SHGP, it was not consolidated as Duke Energy did not hold a majority voting control or have the ability to exercise control over SHGP, nor was Duke Energy the primary beneficiary. In the fourth quarter of 2008, Duke Energy finalized an asset swap agreement with the other joint venture owner of SHGP, which gave Duke Energy the option to receive either wind assets or a cash settlement, both of which had a value of $180 million and which approximated the carrying value of Duke Energy’s investment in SHGP.

Effective with the finalization of the asset swap agreement in December 2008, Duke Energy turned over of the operations of SHGP to its equity partner, and Duke Energy’s 50% common equity interest in SHGP was converted to a preferred equity interest, which is considered a cost method investment. Commencing on the turnover date and continuing until either the wind asset was transferred to Duke Energy or ultimate cash settlement, Duke Energy received a fixed monthly payment in lieu of the economic benefit it would have otherwise received as a common equity member of SHGP. This payment was intended to compensate Duke Energy for normal distributions that it would otherwise be entitled to as an equity owner of SHGP; however, this payment was not economically linked to the actual earnings and operating results of SHGP.

Duke Energy exercised the cash settlement option and received total cash proceeds of $184 million in December 2010. This transaction did not result in a significant gain.

Advance SC LLC, which provides funding for economic development projects, educational initiatives, and other programs, was formed during 2004. U.S. Franchised Electric and Gas made donations of $1 million, $11 million and $11 million to the unconsolidated subsidiary during the years ended December 31, 2010, 2009 and 2008, respectively. Additionally, at December 31, 2010 and 2009, U.S. Franchised Electric and Gas had a trade payable to Advance SC LLC of $3 million and $1 million, respectively.

In early 2008, Duke Energy began discussions with Crescent to purchase certain parcels of land in North Carolina and South Carolina that potentially have strategic value to Duke Energy’s regulated operations in those states. During the second quarter of 2008, Duke Energy had independent third party appraisals performed for each parcel of land in order to assist in the determination of a potential purchase price. In June 2008, Duke Energy acquired approximately 12,700 acres of land for a purchase price of $51 million. Crescent recorded a gain on the

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

sale. Since Duke Energy was a joint venture owner in Crescent at the time, its proportionate share of the gain was eliminated and instead recorded as a reduction in the carrying amount of the purchased real estate.

Summary Condensed Financial Information

Item 4-08(g) of Regulation S-X requires the presentation of summarized financial information for individual equity method investments that meet certain quantitative thresholds.

As discussed in Note 2, since Crescent emerged from bankruptcy in June 2010, Duke Energy no longer has any ownership interest in Crescent. Summarized financial information for Crescent has not been presented for the year ended December 31, 2009 since, as discussed above, Duke Energy suspended applying the equity method of accounting to its investment in Crescent in the third quarter of 2008 as its investment in Crescent had been written down to zero. Accordingly, there were no amounts related to the operations of Crescent included in the Consolidated Statements of Operations for the years ended December 31, 2010 and 2009. Summarized financial information for Crescent for the year ended December 31, 2008 is as follows:

Year Ended December 31, 2008
(in millions)

Operating revenues	$407

Operating expenses	$754

Operating income	$(347)

Net income(a)	$(420)

(a)	2008 net income includes the gain recorded by Crescent on the sale of land to Duke Energy that was eliminated by Duke Energy, as discussed further above.

December 31, 2008
(in millions)

Current assets	$77

Non-current assets	$1,685

Current liabilities	$471

Non-current liabilities	$1,341

Noncontrolling interest	$(1)

Duke Energy Carolinas

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2010 and 2009 are as follows:

Assets/(Liabilities)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	December 31, 2010(a)	December 31, 2009(a)
	(in millions)

Current assets(b)	$293	$149
Non-current assets(c)	104	34
Current liabilities(d)	(195)	(177)
Non-current liabilities(e)	(93)	(16)
Net deferred tax liabilities(f)	(3,906)	(3,025)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits and money pool arrangements as discussed below.
(b)	Of the balance at December 31, 2010, $90 million is classified as Receivables and $203 million is classified as Other within Current Assets on the Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balances at December 31, 2010 and December 31, 2009 are classified as Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	The balance at December 31, 2010 is classified as Accounts payable on the Consolidated Balance Sheets. Of the balance at December 31, 2009, $(170) million is classified as Accounts payable and $(7) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(e)	The balances at December 31, 2010 and December 31, 2009 are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at December 31, 2010, $(3,988) million is classified as Deferred income taxes and $82 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2009, $(3,087) million is classified as Deferred income taxes and $62 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the years ended December 31, 2010, 2009 and 2008, Duke Energy Carolinas recorded governance and shared services expenses of $1,016 million, $825 million and $803 million, respectively. The increase in 2010 as compared to 2009 is primarily attributable to the 2010 voluntary opportunity plan discussed further in Note 19. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $25 million, $28 million and $29 million for the years ended December 31, 2010, 2009 and 2008, respectively and are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $3 million, $22 million and $15 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As discussed further in Note 21, Duke Energy Carolinas participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Beginning December 31, 2010, Duke Energy Carolinas was allocated accrued pension and other post-retirement benefit obligations of $252 million. This amount has been classified in the Consolidated Balance Sheets as follows:

	December 31, 2010	December 31, 2009
	(in millions)

Other current liabilities	$10	$—
Accrued pension and other post-retirement benefit costs	242	—

As discussed further in Note 6, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was $1 million for the year ended December 31, 2010 and insignificant for each of the years ended December 31, 2009 and 2008. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Consolidated Statements of Operations, was $1 million, $3 million and $4 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

During the year ended December 31, 2010, Duke Energy Carolinas paid $350 million in dividends to its parent, Duke Energy.

During the year ended December 31, 2010, Duke Energy Carolinas received a $146 million allocation of net pension and other post-retirement benefit assets from its parent, Duke Energy. During the year ended December 31, 2009, Duke Energy Carolinas received $250 million in capital contributions from its parent, Duke Energy. Additionally, during the year ended December 31, 2009, Duke Energy Carolinas recorded an approximate $3 million increase in Member’s Equity as a result of forgiveness of an advance by its parent, Duke Energy.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009 are as follows:

Assets/(Liabilities)

	December 31, 2010(a)	December 31, 2009(a)
	(in millions)

Current assets(b)	$82	$31
Non-current assets(c)	15	26
Current liabilities(d)	(86)	(200)
Non-current liabilities(e)	(42)	(2)
Net deferred tax liabilities(f)	(1,579)	(1,535)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at December 31, 2010, $24 million is classified as Receivables and $58 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2009, $20 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balances at December 31, 2010 and December 31, 2009 are classified as Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at December 31, 2010, $(83) million is classified as Accounts payable and $(3) million is classified as Other within Current Liabilities on the Consolidated Balance Sheets. Of the balance at December 31, 2009, $(191) million is classified as Accounts payable and $(9) million is classified as Other within Current Liabilities on the Consolidated Balance Sheets.
(e)	The balances at December 31, 2010 and December 31, 2009, are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at December 31, 2010, $(1,588) million is classified as Deferred income taxes and $9 million is classified as Other within Current Assets on the Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Deferred income taxes on the Consolidated Balance Sheets.

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the years ended December 31, 2010, 2009 and 2008, Duke Energy Ohio recorded governance and shared services expenses of $369 million, $401 million and $319 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $19 million, $17 million and $18 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost and its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other cost recoveries and other charged expenses, net were $5 million, $5 million and $13 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As discussed further in Note 21, Duke Energy Ohio participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations of $211 million and $253 million at December 31, 2010 and 2009, respectively. These amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31, 2010	December 31, 2009
	(in millions)

Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit costs	207	249

Additionally, as discussed in Note 17, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, an unconsolidated affiliate that is consolidated by Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was $15 million, $15 million and $21 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As discussed further in Note 6, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was $1 million for the year ended December 31, 2010 and insignificant for each of the years ended December 31, 2009 and 2008. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Consolidated Statements of Operations, was insignificant for each of the years ended December 31, 2010 and 2009, and $3 million for the year ended December 31, 2008.

Duke Energy Ohio enters into certain derivative positions on behalf of Duke Energy Retail, a consolidated affiliate of Duke Energy. These contracts are undesignated, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Consolidated Statements of Operations. In addition, equal and offsetting mark-to-market impacts of intercompany contracts with Duke Energy Retail are reflected in Duke Energy Ohio’s Consolidated Statements of Operations representing the pass through of the economics of the original contracts to Duke Energy Retail in accordance with contractual arrangements between Due Energy Ohio and Duke Energy Retail. See Note 15 for additional information.

During the years ended December 31, 2009 and 2008, Duke Energy Ohio paid dividends to its parent, Cinergy, of $360 million and $200 million, respectively.

Duke Energy Indiana

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets as of December 31, 2010 and December 31, 2009 are as follows:

Assets/(Liabilities)

	December 31, 2010(a)	December 31, 2009(a)
	(in millions)

Current assets(b)	$51	$26
Non-current assets(c)	—	16
Current liabilities(d)	(69)	(127)
Non-current liabilities(e)	(20)	(20)
Net deferred tax liabilities(f)	(932)	(679)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at December 31, 2010, $27 million is classified as Receivables and $24 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2009, $15 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balance at December 31, 2009 is classified as Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at December 31, 2010, $(67) million is classified as Accounts payable and $(2) million is classified as Taxes accrued on the Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Accounts payable on the Consolidated Balance Sheets.
(e)	The balances at December 31, 2010 and December 31, 2009 are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at December 31, 2010, $(973) million is classified as Deferred income taxes and $41 million is classified as Other within Current Assets on the Consolidated Balance Sheets. The balance at December 31, 2009 is classified as Deferred income taxes on the Consolidated Balance Sheets.

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the years ended December 31, 2010, 2009 and 2008, Duke Energy Indiana recorded governance and shared services expenses of $364 million, $343 million and $326 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $8 million, $10 million and $9 million for the years ended December 31, 2010, 2009 and 2008, respectively, and are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $8 million, $12 million and $7 million for the years ended December 31, 2010, 2009 and 2008, respectively.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

As discussed further in Note 21, Duke Energy Indiana participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations of $272 million and $316 million at December 31, 2010 and 2009, respectively. These amounts have been classified in the Consolidated Balance Sheets as follows:

	December 31, 2010	December 31, 2009
	(in millions)

Other current liabilities	$2	$2
Accrued pension and other post-retirement benefit costs	270	314

Additionally, as discussed in Note 17, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, an unconsolidated affiliate that is consolidated by Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was $13 million, $12 million and $15 million for the years ended December 31, 2010, 2009 and 2008, respectively.

As discussed further in Note 6, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was insignificant, $1 million and $2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Consolidated Statements of Operations, for the years ended December 31, 2010, 2009 and 2008 was $1 million, $1 million and $6 million, respectively.

During the year ended December 31, 2010 and 2009, Duke Energy Indiana received $350 million and $140 million, respectively, in capital contributions, from its parent, Cinergy.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

14. Risk Management, Derivative Instruments and Hedging Activities

The Duke Energy Registrants closely monitor the risks associated with commodity price changes and changes in interest rates on their operations and, where appropriate, use various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments, while others either do not qualify as a hedge or have not been designated as hedges (hereinafter referred to as undesignated contracts). The Duke Energy Registrants’ primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with the Duke Energy Registrants’ variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, the Duke Energy Registrants may elect to designate such derivatives as either cash flow hedges or fair value hedges. The Duke Energy Registrants offset fair value amounts recognized on their Consolidated Balance Sheets related to derivative instruments executed with the same counterparty under the same master netting agreement.

The operations of the USFE&G business segment and certain operations of the Commercial Power business segment meet the criteria for regulatory accounting treatment. Accordingly, for derivatives designated as cash flow hedges within the regulated operations, gains and losses are reflected as a regulatory liability or asset instead of as a component of AOCI. For derivatives designated as fair value hedges or left undesignated within the regulated operations, including economic hedges associated with Commercial Power’s ESP load generation through the duration of the current ESP that ends in December 2011, gains and losses associated with the change in fair value of these derivative contracts would be deferred as a regulatory liability or asset, thus having no immediate earnings impact.

Within the Duke Energy Registrants’ unregulated businesses, for derivative instruments that qualify for hedge accounting and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of AOCI and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that qualify and are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. The Duke Energy Registrants’ include the gain or loss on the derivative in the same line item as the offsetting loss or gain on the hedged item in the Consolidated Statements of Operations. Additionally, the Duke Energy Registrants’ enter into derivative agreements that are economic hedges that either do not qualify for hedge accounting or have not been designated as a hedge. The changes in fair value of these undesignated derivative instruments are reflected in current earnings.

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

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2 , seasonal NOX and annual NOX ) as a result of their energy operations such as electric generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electric generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity Fair Value Hedges. At December 31, 2010, there were no open commodity derivative instruments that were designated as fair value hedges.

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

Undesignated Contracts. The Duke Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. As these undesignated contracts expire as late as 2021, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of these contracts.

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts at December 31, 2010 are associated with forward power sales and purchases.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electric generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at December 31, 2010 are primarily associated with forward sales and purchases of power, coal and emission allowances, for the Commercial Power segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts at December 31, 2010 are primarily associated with forward power purchases, financial transmission rights and forward emission allowances.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Interest Rate Risk

The Duke Energy Registrants are exposed to risk resulting from changes in interest rates as a result of their issuance or anticipated issuance of variable and fixed-rate debt and commercial paper. Interest rate exposure is managed by limiting variable-rate exposures to a percentage of total debt and by monitoring the effects of market changes in interest rates. To manage risk associated with changes in interest rates, the Duke Energy Registrants may enter into financial contracts; primarily interest rate swaps and U.S. Treasury lock agreements. Additionally, in anticipation of certain fixed-rate debt issuances, a series of forward starting interest rate swaps may be executed to lock in components of the market interest rates at the time and terminated prior to or upon the issuance of the corresponding debt. When these transactions occur within a business that meets the criteria for regulatory accounting treatment, these contracts may be treated as undesignated and any pre-tax gain or loss recognized from inception to termination of the hedges would be recorded as a regulatory liability or asset and amortized as a component of interest expense over the life of the debt. Alternatively, these derivatives may be designated as hedges whereby, any pre-tax gain or loss recognized from inception to termination of the hedges would be recorded in AOCI and amortized as a component of interest expense over the life of the debt.

At December 31, 2010, derivative instruments related to interest rate risk are categorized as follows:

Duke Energy. $492 million notional amount of interest rate cash flow hedges related to non-recourse long-term debt of VIEs and $34 million notional amount of undesignated interest rate contracts, both related to Commercial Power’s wind business, as well as the notional amounts related to Duke Energy Carolinas and Duke Energy Ohio below. See Note 6 for additional information on non-recourse long-term debt of VIEs.

Duke Energy Carolinas. $500 million notional amount of undesignated forward starting interest rate swaps related to hedging anticipated fixed rate debt issuances in 2012, and $25 million notional amount of interest rate fair value hedges.

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

Volumes

The following tables show information relating to the volume of Duke Energy and Duke Energy Ohio’s commodity derivative activity outstanding as of December 31, 2010 and December 31, 2009. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy and Duke Energy Ohio have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

Duke Energy	December 31, 2010	December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)	8,200	3,687
Electricity-capacity (Gigawatt-months)	58	—
Emission allowances: SO2 (thousands of tons)	8	9
Emission allowances: NOX (thousands of tons)	—	2
Natural gas (millions of decatherms)	37	71
Coal (millions of tons)	—	2

Financial contracts
Interest rates (dollars in millions)	$1,328	$366

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio	December 31, 2010	December 31, 2009
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	13,183	10,549
Electricity-capacity (Gigawatt-months)	60	—
Emission allowances: SO2 (thousands of tons)	—	1
Emission allowances: NOX (thousands of tons)	—	2
Coal (millions of tons)	—	2

Financial contracts
Interest rates (dollars in millions)	$277	$277

(a)	Amounts include intercompany positions that eliminate at the consolidated Duke Energy level.

The following table shows fair value amounts of derivative contracts as of December 31, 2010 and 2009, and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

Balance Sheet Location

Duke Energy	December 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	(in millions)

Derivatives Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$—	$—	$1	$—
Interest rate contracts
Current Assets: Other	5	—	4	—
Investments and Other Assets: Other	16	—	—	—
Current Liabilities: Other	—	13	—	1
Deferred Credits and Other Liabilities: Other	—	—	—	6

Total Derivatives Designated as Hedging Instruments	$21	$13	$5	$7

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Balance Sheet Location

Duke Energy	December 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	(in millions)

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$108	$54	$59	$1
Investments and Other Assets: Other	55	4	59	2
Current Liabilities: Other	75	118	85	232
Deferred Credits and Other Liabilities: Other	3	72	44	100
Interest rate contracts
Investments and Other Assets: Other(a)	60	—	—	—
Current Liabilities: Other	—	2	—	3
Deferred Credits and Other Liabilities: Other	—	5	—	4

Total Derivatives Not Designated as Hedging Instruments	$301	$255	$247	$342

Total Derivatives	$322	$268	$252	$349

Balance Sheet Location

Duke Energy Ohio	December 31, 2010		December 31, 2009
	Asset	Liability	Asset	Liability
	(in millions)

Derivatives Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$—	$—	$1	$—
Interest rate contracts
Current Assets: Other	4	—	4	—
Investments and Other Assets: Other	2	—	—	—
Deferred Credits and Other Liabilities: Other	—	—	—	6

Total Derivatives Designated as Hedging Instruments	$6	$—	$5	$6

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$106	$57	$25	$1
Investments and Other Assets: Other	6	2	11	4
Current Liabilities: Other	75	98	63	191
Deferred Credits and Other Liabilities: Other	3	7	26	35
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	4	—	2

Total Derivatives Not Designated as Hedging Instruments	$190	$169	$125	$234

Total Derivatives	$196	$169	$130	$240

(a)	Relates to interest rate swaps at Duke Energy Carolinas.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the years ended December 31, 2010 and 2009, and the Consolidated Statements of Operations line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

Duke Energy	Year Ended December 31,
	2010	2009
	(in millions)

Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$—	$(13)
Fuel used in electric generation and purchased power-non-regulated	2	(10)
Interest rate contracts
Interest expense	(5)	(5)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(3)	$(28)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

Duke Energy Ohio	Year Ended December 31,
	2010	2009
	(in millions)

Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Commodity contracts
Revenue, non-regulated electric and other	$—	$(14)
Fuel used in electric generation and purchased power-non-regulated	2	(10)

Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$2	$(24)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

Duke Energy’s effective portion of gains on cash flow hedges that were recognized in AOCI during the year ended December 31, 2010 were pre-tax gains of $2 million, and an insignificant amount during the year ended December 31, 2009. In addition, there was no hedge ineffectiveness during the years ended December 31, 2010 and 2009, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy. At December 31, 2010, $32 million of pre-tax deferred net losses on derivative instruments related to commodity and interest rate cash flow hedges remains in AOCI and a $14 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio. At December 31, 2010, an insignificant amount of pre-tax deferred net gains on derivative instruments related to commodity cash flow hedges remains in AOCI and an insignificant amount of these gains are expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the year ended December 31, 2010 and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets or liabilities.

Undesignated Hedges—Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

Duke Energy	Year Ended December 31,
	2010	2009
	(in millions)

Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$1	$1
Revenue, non-regulated electric, natural gas and other	(38)	1
Fuel used in electric generation and purchased power-non-regulated	9	10
Interest rate contracts
Interest Expense		1

Total Pre-tax (Losses) Gains Recognized in Earnings	$(28)	$13

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$5	$(48)
Regulatory Liability	14	3
Interest rate contracts
Regulatory Asset	(1)	1
Regulatory Liability(a)	60	—

Total Pre-tax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$78	$(44)

Duke Energy Ohio	Year Ended December 31,
	2010	2009
	(in millions)

Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	(3)	5
Fuel used in electric generation and purchased power-non-regulated	9	10
Interest rate contracts
Interest expense	(1)	(1)

Total Pre-tax Gains Recognized in Earnings(b)	$5	$14

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets
Commodity contracts

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Duke Energy Ohio	Year Ended December 31,
	2010	2009
	(in millions)

Regulatory Asset	$5	$(80)
Interest rate contracts
Regulatory Asset	(1)	5

Total Pre-tax Gains (Losses) Recognized as Regulatory Assets	$4	$(75)

(a)	Relates to interest rate swaps at Duke Energy Carolinas.
(b)	Amounts include intercompany positions that eliminate at the consolidated Duke Energy level.

Credit Risk

The Duke Energy Registrants’ principal customers for power and natural gas marketing and transportation services are industrial end-users, marketers, local distribution companies, municipalities, electric cooperatives and utilities located throughout the U.S. and Latin America. The Duke Energy Registrants have concentrations of receivables from natural gas and electric utilities and their affiliates, as well as municipalities, electric cooperatives, industrial customers and marketers throughout these regions. These concentrations of customers may affect the Duke Energy Registrants’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Duke Energy Registrants analyze their counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis.

The Duke Energy Registrants’ industry has historically operated under negotiated credit lines for physical delivery contracts. The Duke Energy Registrants frequently use master collateral agreements to mitigate certain credit exposures, primarily related to hedging the risks inherent in its generation portfolio. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents an unsecured credit limit, determined in accordance with the corporate credit policy. Collateral agreements also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

The Duke Energy Registrants also obtains cash, letters of credit or surety bonds from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

Certain of Duke Energy and Duke Energy Ohio’s derivative contracts contain contingent credit features, such as material adverse change clauses or payment acceleration clauses that could result in immediate payments, the posting of letters of credit or the termination of the derivative contract before maturity if specific events occur, such as a downgrade of Duke Energy or Duke Energy Ohio’s credit rating below investment grade.

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at December 31, 2010.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent

Features

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Duke Energy	December 31, 2010	December 31, 2009
	(in millions)

Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$148	$208
Collateral Already Posted	$2	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$14	$6

Duke Energy Ohio	December 31, 2010	December 31, 2009
	(in millions)

Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$147	$208
Collateral Already Posted	$2	$130
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$14	$6

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy and Duke Energy Ohio offset fair value amounts (or amounts that approximate fair value) recognized on their Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement.

At December 31, 2010 and 2009, Duke Energy had receivables related to the right to reclaim cash collateral of approximately $2 million and $112 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Consolidated Balance Sheets. Duke Energy had collateral receivables of $2 million and $19 million under master netting arrangements that have not been offset against net derivative positions at December 31, 2010 and December 31, 2009, respectively. Duke Energy had cash collateral payables of $3 million under master netting arrangements that have not been offset against net derivative positions at December 31, 2010 and insignificant amounts at December 31, 2009.

At December 31, 2010 and 2009, Duke Energy Ohio had receivables related to the right to reclaim cash collateral of approximately $2 million and $112 million, respectively, and had payables related to obligations to return cash collateral of insignificant amounts that have been offset against net derivative positions in the Consolidated Balance Sheets Duke Energy Ohio had collateral receivables of insignificant amounts and $19 million under master netting arrangements that have not been offset against net derivative positions at December 31, 2010 and December 31, 2009, respectively, as these amounts primarily represent initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts. Duke Energy Ohio had cash collateral payables of $3 million under master netting arrangements that have not been offset against net derivative positions at December 31, 2010 and insignificant amounts at December 31, 2009. See Note 15 for additional information on fair value disclosures related to derivatives.

15. Fair Value of Financial Assets and Liabilities

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

The Duke Energy Registrants classify recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information. Duke Energy does not adjust quoted market prices on Level 1 for any blockage factor.

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

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Level 3—any fair value measurements which include unobservable inputs for the asset or liability for more than an insignificant portion of the valuation. A level 3 measurement may be based primarily on level 2 inputs.

The fair value accounting guidance for financial instruments permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under other GAAP. There are no financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which the option to record at fair value has been elected. However, in the future, the Duke Energy Registrants may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

Valuation methods of the primary fair value measurements disclosed below are as follows:

Investments in equity securities. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices are not adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities. Duke Energy has $149 million par value ($118 million carrying value) and $251 million par value ($198 million carrying value) as of December 31, 2010, and December 31, 2009, respectively of auction rate securities for which an active market does not currently exist. During the year ended December 31, 2010, $102 million of these investments in auction rate securities were sold at full par value plus accrued interest. Duke Energy Carolinas holds $16 million par value ($12 million carrying value) and $82 million par value ($66 million carrying value) as of December 31, 2010, and December 31, 2009, respectively of auction rate securities. During the year ended December 31, 2010, $66 million of these investments in auction rate securities were sold at full par value plus accrued interest. The vast majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of December 31, 2010 using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using internal discounted cash flow models which incorporated primarily management’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine the present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the year ended December 31, 2010 or 2009. See Note 16 for a discussion of other-than-temporary impairments associated with investments in auction rate debt securities during the year ended December 31, 2008.

Investments in debt securities. Most debt investments (including those held in the (NDTF) are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measures. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

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

Goodwill and Long-Lived Assets. See Note 12 for a discussion of the valuation for goodwill and long-lived assets.

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at December 31, 2010 and 2009. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 14.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(b)	$118	$—	$—	$118
Nuclear decommissioning trust fund equity securities(b)	1,365	1,313	46	6
Nuclear decommissioning trust fund debt securities(b)	649	35	573	41
Other long-term trading and available-for-sale equity securities(a)(b)	164	157	7	—
Other long-term trading and available-for-sale debt securities(a)(b)	221	10	211	—
Derivative assets(c)	186	21	81	84

Total Assets	$2,703	$1,536	$918	$249

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Derivative liabilities(d)	(132)	(8)	(21)	(103)

Net Assets	$2,571	$1,528	$897	$146

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	See Note 16 for additional information related to investments by major security type.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(b)	$198	$—	$—	$198
Nuclear decommissioning trust fund equity securities(b)	1,156	1,156	—	—
Nuclear decommissioning trust fund debt securities(b)	609	36	573	—
Other long-term trading and available-for-sale equity securities(a)(b)	66	60	6	—
Other long-term trading and available-for-sale debt securities(a)(b)	258	32	226	—
Derivative assets(c)	120	1	24	95

Total Assets	$2,407	$1,285	$829	$293
Derivative liabilities(d)	(217)	(112)	(35)	(70)

Net Assets	$2,190	$1,173	$794	$223

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	See Note 16 for additional information related to investments by major security type.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Year Ended December 31, 2010
Balance at January 1, 2010	$198	$—	$25	$223
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(45)	(45)
Fuel used in electric generation and purchased power-non-regulated	—	—	(13)	(13)
Total pre-tax gains (losses) included in other comprehensive income	22	—	(1)	21
Net purchases, sales, issuances and settlements	(102)	45	(3)	(60)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	2	18	20

Balance at December 31, 2010	$118	$47	$(19)	$146

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2010:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$1	$1
Fuel used in electric generation and purchased power-non-regulated	—	—	—	—

Total	$—	$—	$1	$1

Year Ended December 31, 2009
Balance at January 1, 2009	$224	$—	$34	$258
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(5)	(5)
Fuel used in electric generation and purchased power-non-regulated	—	—	16	16
Total pre-tax (losses) gains included in other comprehensive income	(10)	—	1	(9)
Net purchases, sales, issuances and settlement	(16)	—	(7)	(23)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	—	(14)	(14)

Balance at December 31, 2009	$198	$—	$25	$223

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2010:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$(14)	$(14)
Fuel used in electric generation and purchased power-non-regulated	—	—	(1 2)	(12)

Total	$—	$—	$(26)	$(26)

Year Ended December 31, 2008
Balance at January 1, 2008	$15	$—	$8	$23
Transfers in to Level 3
Total pre-tax realized or unrealized losses included in earnings:	285	—	—	285
Revenue, non-regulated electric, natural gas, and other	—	—	(11)	(11)
Fuel used in electric generation and purchased power-non-regulated	—	—	96	96
Other income and expense, net	(3)	—	—	(3)
Total pre-tax losses included in other comprehensive income	(43)	—	(1)	(44)
Net purchases, sales, issuances and settlements	(30)	—	(84)	(114)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	—	26	26

Balance at December 31, 2008	$224	$—	$34	$258

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2008:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$(3)	$(3)
Fuel used in electric generation and purchased power-non-regulated	—	—	30	30
Other income and expense, net	(3)	—	—	(3)

Total	$(3)	$—	$27	$24

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at December 31, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(c)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities(c)	1,365	1,313	46	6
Nuclear decommissioning trust fund debt securities(c)	649	35	573	41
Derivative assets(b)	62	1	61	—

Total assets	2,088	1,349	680	59
Derivative liabilities(d)	(1)	(1)	—	—

Net assets	$2,087	$1,348	$680	$59

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	See Note 16 for additional information related to investments by major security type.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)(c)	$66	$—	$—	$66
Nuclear decommissioning trust fund equity securities(b)	1,156	1,156	—	—
Nuclear decommissioning trust fund debt securities(b)	609	36	573	—
Derivative assets(c)	1	—	1	—

Net Assets	$1,832	$1,192	$574	$66

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	See Note 16 for additional information related to investments by major security type.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
	(in millions)
Year Ended December 31, 2010
Balance at January 1, 2010	$66	$—	$66
Total pre-tax gains included in other comprehensive income	12	—	12
Net purchases, sales, issuances and settlements	(66)	45	(21)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	2	2

Balance at December 31, 2010	$12	$47	$59

Available-for-Sale Auction Rate Securities
(in millions)
Year Ended December 31, 2009
Balance at January 1, 2009	$72
Total pre-tax unrealized losses included in Other Comprehensive income	(6)

Balance at December 31, 2009	$66

Year Ended December 31, 2008
Balance at January 1, 2008	$—
Total transfers in to Level 3	82
Total pre-tax unrealized losses included in Other Comprehensive income	(10)

Balance at December 31, 2008	$(72)

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at December 31, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 14.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$59	$20	$6	$33
Derivative liabilities(b)	(32)	(7)	(5)	(20)

Net Assets	$27	$13	$1	$13

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

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

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
Year Ended December 31, 2010
Balance at January 1, 2010	$7
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	8
Fuel used in electric generation and purchased power-non-regulated	(12)
Net purchases, sales, issuances and settlements	8
Total pre-tax losses included in other comprehensive income	(1)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	3

Balance at December 31, 2010	$13

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2010:
Revenue, non-regulated electric and other	$17
Fuel used in electric generation and purchased power-non-regulated	—

Total	$17

Year Ended December 31, 2009
Balance at January 1, 2009	$8
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric and other	(6)
Fuel used in electric generation and purchased power-non-regulated	16
Total pre-tax gains included in other comprehensive income	1
Net purchases, sales, issuances and settlements	6
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	(18)

Balance at December 31, 2009	$7

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2009:
Fuel used in electric generation and purchased power-non-regulated	(12)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Derivatives (net)
Total	$(12)

Year Ended December 31, 2008
Balance at January 1, 2008	$(22)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	(1)
Fuel used in electric generation and purchased power-non-regulated	96
Net purchases, sales, issuances and settlements	(63)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	(2)

Balance at December 31, 2008	$8

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2008:
Revenue, non-regulated electric and other	$7
Fuel used in electric generation and purchased power-non-regulated	30

Total	$37

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at December 31, 2010 and December 31, 2009. Amounts presented in the tables below exclude cash collateral amounts.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)(d)	$47	$47	$—	$—
Available-for-sale debt securities(a)(d)	26	—	26	—
Derivative assets(b)	4	—	—	4

Total Assets	77	47	26	4
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$75	$47	$24	$4

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(d)	See Note 16 for additional information related to investments by major security type

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)(d)	$42	$42	$—	$—
Available-for-sale debt securities(a)(d)	28	—	28	—
Derivative assets(b)	4	—	—	4

Total Assets	74	42	28	4
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$72	$42	$26	$4

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

(d)	See Note 16 for additional information related to investments by major security type.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Year Ended December 31, 2010
Balance at January 1, 2010	$4
Net purchases, sales, issuances and settlements	(15)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	15

Balance at December 31, 2010	$4

Year Ended December 31, 2009
Balance at January 1, 2009	$10
Net purchases, sales, issuances and settlements	(9)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	3

Balance at December 31, 2009	$4

Year Ended December 31, 2008
Balance at January 1, 2008	$—
Net purchases, sales, issuances and settlements	(17)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	27

Balance at December 31, 2008	$10

Additional Fair Value Disclosures - Long-term debt: The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2010 and 2009 are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets.

	As of December 31, 2010
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$18,210	$19,484	$7,770	$8,376	$2,564	$2,614	$3,472	$3,746

(a)	Includes Non-recourse long-term debt of variable interest entities of $976 million for Duke Energy and $300 million for Duke Energy Carolinas.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of December 31, 2009
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$17,015	$16,899	$7,666	$7,312	$2,592	$2,529	$3,090	$3,239

a)	Includes Non-recourse long-term debt of variable interest entities of $381 million for Duke Energy and $300 million for Duke Energy Carolinas.

At both December 31, 2010 and December 31, 2009, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable and commercial paper, as well as restricted funds held in trust at Duke Energy Ohio, are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

See Note 21 for disclosure of fair value measurements for investments that support Duke Energy’s qualified, non-qualified and other post-retirement benefit plans.

16. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities into two categories – trading and available-for-sale. Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities and are reported at fair value in the Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Trading Securities. Duke Energy holds investments in debt and equity securities in grantor trusts that are associated with certain deferred compensation plans. At December 31, 2010 and December 31, 2009, the fair value of these investments was $29 million and $33 million, respectively. Additionally, at December 31, 2010 Duke Energy held Windstream Corp. equity securities, which were received as proceeds from the sale of Duke Energy’s equity investment in Q-Comm during the fourth quarter of 2010 (see note 3). The fair value of these securities at December 31, 2010 was $87 million. Duke Energy subsequently sold these securities in the first quarter of 2011. The sale did not result in a material gain or loss.

Available for Sale Securities. Duke Energy’s available-for-sale securities are primarily comprised of investments held in the NDTF at Duke Energy Carolinas, investments in a grantor trust at Duke Energy Indiana related to other post-retirement benefit plans as required by the IURC, Duke Energy captive insurance investment portfolio and investments of Duke Energy and Duke Energy Carolinas in auction rate debt securities. The investments within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas and Duke Energy Indiana have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas and Duke Energy Indiana. Accordingly, all unrealized losses associated with equity securities within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized losses associated with investments in debt and equity securities within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are deferred as a regulatory asset, thus there is no immediate impact on the earnings of Duke Energy Carolinas and Duke Energy Indiana as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings. For investments in debt and equity securities held in the captive insurance investment portfolio and investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired, at which time the write-down to fair value may be included in earnings based on the criteria discussed below.

For available-for-sale securities outside of the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust, which are discussed separately above, Duke Energy analyzes all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Since management believes, based on consideration of the criteria above, that no credit loss exists as of December 31, 2010 and 2009, and management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments necessary as of December 31, 2010 and 2009. Accordingly, all changes in the market value of investments in auction rate debt securities and captive insurance investments were reflected as a component of other comprehensive income in 2010 and 2009. However, during the year ended December 31, 2008, Duke Energy recorded a pre-tax impairment charge to earnings of approximately $13 million related to the credit risk of certain investments including auction rate debt securities. The remaining changes in fair value of investments in auction rate debt securities and captive insurance investments in 2008 were considered temporary and were reflected as a component of other comprehensive income. See Note 15 for additional information related to fair value measurements for investments in auction rate debt securities that were not part of its NDTF or captive insurance investment portfolio.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any additional other-than-temporary impairment losses should be recorded.

Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration liquidity factors in the current markets with respect to certain short-term investments that have historically provided for a high degree of liquidity, such as investments in auction rate debt securities.

Short-term investments. During the year ended December 31, 2010 and 2009, there were no purchases or sales of short-term investments.

Long-term investments. Duke Energy classifies its investments in debt and equity securities held in the Duke Energy Carolinas NDTF (see Note 15 for further information), the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long-term. Additionally, Duke Energy has classified $118 million carrying value ($149 million par value) and $198 million carrying value ($251 million par value) of investments in auction rate debt securities as long-term at December 31, 2010 and 2009, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

The cost of securities sold is determined using the specific identification method. During the years ended December 31, 2010, 2009 and 2008, Duke Energy purchased long-term investments of $2,166 million, $3,013 million and $3,076 million, respectively, and received proceeds on sales of $2,261 million $2,988 million and $3,030 million, respectively. The majority of these purchases and sales relate to activity within the Duke Energy Carolinas NDTF, including annual contributions to the NDTF of $48 million pursuant to an order by the NCUC (see Note 9).

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The estimated fair values of investments classified as available-for-sale are as follows (in millions):

Duke Energy

	December 31, 2010			December 31, 2009
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Equity Securities	$481	$(16)	$1,435	$337	$(30)	$1,216
Corporate Debt Securities	12	(3)	270	14	(2)	256
Municipal Bonds	1	(9)	69	2	(8)	83
U.S. Government Bonds	10	(1)	235	11	(1)	290
Auction Rate Debt Securities	—	(31)	118	—	(53)	198
Other	11	(5)	274	18	(18)	211

Total long-term investments	$515	$(65)	$2,401	$382	$(112)	$2,254

(a)	The table above includes unrealized gains and losses of $505 million and $32 million, respectively, at December 31, 2010 and unrealized gains and losses of $374 million and $56 million, respectively, at December 31, 2009 associated with investments held in the Duke Energy Carolinas NDTF. Additionally, the table above includes unrealized gains of $6 million and an insignificant amount of unrealized losses, respectively, at December 31, 2010 and unrealized gains of $1 million and an insignificant amount of unrealized losses, respectively, at December 31, 2009 associated with investments held in the Duke Energy Indiana grantor trust. As discussed above, unrealized losses on investments within the NDTF and Duke Energy Indiana grantor trust are deferred as a regulatory asset pursuant to regulatory accounting treatment.

For the years ended December 31, 2009 and 2008, a pre-tax gain of $7 million and a pre-tax loss of $1 million, respectively, were reclassified out of AOCI into earnings.

Debt securities held at December 31, 2010, which excludes auction rate securities based on the stated maturity date, mature as follows: $34 million in less than one year, $171 million in one to five years, $186 million in six to 10 years and $456 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded in the Consolidated Statement of Operations, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2010 and 2009.

	As of December 31, 2010			As of December 31, 2009
	Estimated Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Estimated Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$85	(11)	$(5)	$164	$(7)	$(23)
Corporate Debt Securities	73	(2)	(2)	38	—	(2)
Municipal Bonds	42	(8)	(1)	59	—	(8)
U.S. Government Bonds	38	—	(1)	93	(1)	—
Auction Rate Debt Securities(b)	118	(31)	—	198	(53)	—
Other	84	(1)	(3)	51	(15)	(3)

Total long-term investments	$440	$(53)	$(12)	$603	$(76)	$(36)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

(a)	The table above includes fair values of $226 million and $298 million at December 31, 2010 and December 31, 2009, respectively, associated with investments held in the Duke Energy Carolinas NDTF. Additionally, the table above includes fair values of $5 million and $27 million at December 31, 2010 and December 31, 2009, respectively, associated with investments held in the Duke Energy Indiana grantor trust.
(b)	See Note 15 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Carolinas

	December 31, 2010			December 31, 2009
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$475	$(16)	$1,365	$336	$(27)	$1,156
Corporate Debt Securities	10	(3)	227	10	(2)	195
Municipal Bonds	1	(9)	43	1	(8)	56
U.S. Government Bonds	10	—	224	11	(1)	258
Auction Rate Debt Securities	—	(3)	12	—	(16)	66
Other	9	(4)	155	16	(18)	100

Total long-term investments	$505	$(35)	$2,026	$374	$(72)	$1,831

For the years ended December 31, 2010, 2009, and 2008, there were no gains reclassified out of AOCI into earnings.

Debt securities held at December 31, 2010, which excludes auction rate securities based on the stated maturity date, mature as follows: $29 million in less than one year, $126 million in one to five years, $145 million in six to 10 years and $349 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2010 and December 31, 2009.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of December 31, 2010			As of December 31, 2009
	Estimated Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Estimated Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$79	(11)	$(5)	$145	$(4)	$(23)
Corporate Debt Securities	59	(2)	(1)	27	—	(2)
Municipal Bonds	28	(8)	(1)	32	—	(8)
U.S. Government Bonds	33	—	—	64	(1)	—
Auction Rate Debt Securities(a)	12	(3)	—	66	(16)	—
Other	27	(1)	(3)	30	(16)	(2)

Total long-term investments	$238	$(25)	$(10)	$364	$(37)	$(35)

(a)	See Note 15 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Indiana

	December 31, 2010			December 31, 2009
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$6	$—	$47	$—	$—	$42
Municipal Bonds	—	—	26	1	—	27
Other	—	—	—	—	—	1

Total long-term investments	$6	$—	$73	$1	$—	$70

Debt securities held at December 31, 2010 mature as follows: $1 million in less than one year, $15 million in one to five years, $8 million in six to 10 years and $2 million thereafter.

At Duke Energy Indiana, as of December 31, 2010 and December 31, 2009, $14 million and $27 million, respectively, carrying value of available-for-sale equity and debt securities were in an insignificant unrealized loss position for which other-than-temporary impairment losses have not been recorded.

17. Variable Interest Entities

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

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

As discussed in Note 1, the Duke Energy Registrants adopted new accounting rules associated with VIEs effective January 1, 2010. There were no material changes in decisions on consolidation of VIEs except for the adoption of new accounting rules that required Duke Energy to consolidate Cinergy Receivables, as discussed in Note 1.

CONSOLIDATED VIEs

The table below shows the VIEs that Duke Energy and Duke Energy Carolinas consolidate and how these entities impact Duke Energy’s and Duke Energy Carolinas’ respective Consolidated Balance Sheets. All entities listed in the table below are consolidated by Duke Energy, while only DERF is consolidated by Duke Energy Carolinas. None of these entities is consolidated by Duke Energy Ohio or Duke Energy Indiana.

No financial support was provided to any of the consolidated VIEs during the years ended December 31, 2010 and 2009, respectively, or is expected to be provided in the future, that was not previously contractually required.

	Cinergy Receivables	DERF	CinCap V	Renewables	Other	Total Duke Energy
	(in millions)

At December 31, 2010
VIE Balance Sheets
Restricted Receivables of VIEs	$629	$637	$12	$20	$4	$1,302
Other Current Assets	—	—	4	282	8	294
Intangibles, net	—	—	—	13	—	13
Restricted Other Assets of VIEs	—	—	76	(2)	65	139
Other Assets	—	—	23	—	—	23
Property, Plant and Equipment Cost, VIES	—	—	—	892	50	942
Less Accumulated Depreciation and Amortization	—	—	—	(26)	(29)	(55)
Other Assets	—	—	—	24	(3)	21

Total Assets	629	637	115	1,203	95	2,679
Accounts Payable	—	—	—	2	2	4
Non-Recourse Notes Payable	216	—	—	—	—	216
Taxes Accrued	—	—	—	1	—	1
Current Maturities of Long-Term Debt	—	—	9	45	7	61
Other Current Liabilities	—	—	5	16	—	21
Non-Recourse Long-Term Debt	—	300	71	518	87	976
Deferred Income Taxes	—	—	—	191	—	191
Asset Retirement Obligation	—	—	—	12	—	12
Other Liabilities	—	—	22	4	—	26

Total Liabilities	216	300	107	789	96	1,508

Noncontrolling interests	—	—	—	—	1	1

Net Duke Energy Corporation Shareholder’s Equity	$413	$337	$8	$414	$(2)	$1,170

Cinergy Receivables. Cinergy Receivables was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to Cinergy Receivables. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by Cinergy Receivables through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by Cinergy Receivables to Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from Cinergy Receivables (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by Cinergy Receivables against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of Cinergy Receivables and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

equity infusions to Cinergy Receivables may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. The amount borrowed fluctuates based on the amount of receivables sold. The debt is short-term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is October 2011.

As noted above, Cinergy Receivables is required to maintain a minimum net worth of $3 million. For the years ending December 31, 2010 and 2009, Duke Energy infused $10 million and $11 million, respectively, of equity to Cinergy Receivables to remedy net worth deficiencies. There were no equity infusions by Duke Energy in 2008. The net worth deficiencies were partially attributable to the economic downturn starting in 2008 having a negative impact on customers’ ability to pay their utility bills. Cinergy Receivables, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana continue to monitor arrearages to determine whether an other-than-temporary impairment of receivables has occurred.

Cinergy Receivables is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of Cinergy Receivables are not funded by Cinergy, but by Duke Energy. The most significant activity of Cinergy Receivables relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, as discussed in Note 1, effective January 1, 2010, Duke Energy began consolidating Cinergy Receivables. Neither Duke Energy Ohio or Duke Energy Indiana consolidate Cinergy Receivables.

Prior to the consolidation of Cinergy Receivables by Duke Energy, Duke Energy’s Consolidated Balance Sheets reflected the retained interest in the accounts receivable transferred to Cinergy Receivables as Receivables and its equity in Cinergy Receivables within Investments in Equity Method Unconsolidated Affiliates. The retained interest balance of $340 million at December 31, 2009 has been reclassified to Restricted Receivables of Variable Interest Entities on Duke Energy’s Consolidated Balance Sheets to conform to current year presentation.

DERF. Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit, which expires in August 2012. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

The obligations of DERF under the facility are non-recourse to Duke Energy Carolinas. Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase assets of DERF or guarantee performance. DERF is considered a VIE because the equity capitalization is insufficient to support its operations. If deficiencies in the net worth of DERF were to occur, those deficiencies would be cured through funding from Duke Energy Carolinas. In addition, the most significant activity of DERF relates to the decisions made with respect to the management of delinquent receivables. Since those decisions are made by Duke Energy Carolinas and any net worth deficiencies of DERF would be cured through funding from Duke Energy Carolinas, Duke Energy Carolinas met the accounting requirements to consolidate DERF effective January 1, 2010.

As DERF has historically been consolidated by Duke Energy Carolinas, the adoption of the new accounting rules related to VIEs effective January 1, 2010 had no significant impact on Duke Energy Carolinas’ Consolidated Financial Statements.

See Note 6 for further information.

CinCap V. CinCap V was created to finance and execute a power sale agreement with Central Maine Power Company for approximately 35 MW of capacity and energy. This agreement expires in 2016. CinCap V is considered a VIE because the equity capitalization is insufficient to support its operations. As Cinergy has the power to direct the most significant activities of the entity, which are the decisions to hedge and finance the power sales agreement, CinCap V is consolidated by Duke Energy. As CinCap V has historically been consolidated by Duke Energy, the adoption of the new accounting rules related to VIEs effective January 1, 2010 had no significant impact on Duke Energy’s Consolidated Financial Statements.

In addition to the amounts included in the above table for the year ended December 31, 2010, CinCap V was also consolidated by Duke Energy for the year ended December 31, 2009 and included, $94 million of notes receivable which are included on the Consolidated Balance Sheets at December 31, 2009. Of this amount, $8 million is included in Receivables on the Consolidated Balance Sheets and $86 million is included in Restricted Assets of Variable Interest Entities on the Consolidated Balance Sheets at December 31, 2009. Also, $89 million of non-recourse debt was included on the Consolidated Balance Sheets, of which $8 million is included in Current Maturities of Long-Term Debt on the Consolidated Balance Sheets and $81 million is included in Non-Recourse Long-Term Debt of Variable Interest Entities on the Consolidated Balance Sheets at December 31, 2009. In addition, miscellaneous other assets and liabilities are included on Duke Energy’s Consolidated Balance Sheets at December 31, 2009.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

CinCap V has a note receivable with one counterparty whose credit rating is BBB+. The cash flows from the note receivable is designed to repay debt. The note receivable, with a balance of $85 million and $94 million at December 31, 2010 and 2009, respectively, bears an effective interest rate of 9.23% and matures in December 2016.

The maturity dates of the note receivable at CinCap V at December 31, 2010 are as follows: $10 million in 2011, $11 million in 2012, $13 million in 2013, $15 million in 2014, $17 million in 2015 and $19 million thereafter.

CinCap V’s debt was obtained from a bank and is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase assets of Cincap V or guarantee performance.

Renewables. As discussed in Note 6, during the second quarter of 2010, Green Frontier Windpower, LLC, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million. The collateral for this loan is a group of five renewable energy facilities located in Wyoming, Colorado and Pennsylvania. Also, as discussed in Note 6, in December 2010, Top of the World Wind Energy LLC, a subsidiary of DEGS and an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $193 million principal amount maturing in December 2028. The collateral for this loan is substantially all of the assets of the Top of the World wind energy facility.

In the second quarter of 2010, TX Solar I, LLC, a subsidiary of DEGS and an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term note purchase agreement for $45 million. The collateral for this note purchase agreement is substantially all of the assets of the TX Solar photovoltaic energy facility.

These renewable energy facilities are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power. Duke Energy has consolidated these entities since inception because the most significant activities that impact the economic performance of these renewable energy facilities were the decisions associated with the siting, negotiation of the purchase power agreement, engineering, procurement and construction, all of which were made solely by Duke Energy.

The debt is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase the assets of these renewable energy facilities or guarantee performance except for a Green Frontier Windpower, LLC $37 million multi-purpose letter of credit, Top of the World Wind Energy, LLC’s debt service reserve and operations and maintenance reserve guarantees with liability caps of $11 million and $10, million respectively and a TX Solar I, LLC $2 million debt service reserve guarantee. The assets are restricted and they cannot be pledged as collateral or sold to third parties without the prior approval of the debt holders.

Other. Duke Energy has other VIEs with restricted assets and non-recourse debt. These VIEs include certain on-site power generation facilities. Duke Energy consolidates these particular on-site power generation entities because Duke Energy has the power to direct the majority of the most significant activities, which, most notably involve the oversight of operation and maintenance related activities that impact the economic performance of these entities.

NON-CONSOLIDATED VIEs

The table below shows the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact Duke Energy’s, Duke Energy Ohio’s and Duke Energy Indiana’s respective Consolidated Balance Sheets. As discussed above and in Note 1, while Duke Energy began consolidating Cinergy Receivables effective January 1, 2010, Duke Energy Ohio and Duke Energy Indiana do not consolidate Cinergy Receivables as they are not the primary beneficiary. The non-consolidated VIEs related to Commercial Power’s renewables business and other DEGS’ businesses are reflected only in Duke Energy’s Consolidated Financial Statements. The adoption of new accounting rules related to VIEs effective January 1, 2010 did not have a significant impact on the presentation of these non-consolidated VIEs on any of the Duke Energy Registrants’ Consolidated Financial Statements.

	Cinergy Receivables- Duke Energy Ohio	Cinergy Receivables- Duke Energy Indiana	DukeNet	Renewables	Other	Eliminations	Total Duke Energy
At December 31, 2010
Consolidated Balance Sheets
Receivables	$216	$192	$—	$—	$—	$(408)	$—
Investments in equity method unconsolidated affiliates	—	—	137	95	23	—	255
Intangibles	—	—	—	—	119	—	119

Total Assets	216	192	137	95	142	(408)	374
Other Current Liabilities	—	—	—	—	3	—	3
Deferred Credits and Other Liabilities	—	—	—	—	28	—	28

Total Liabilities	—	—	—	—	31	—	31

Net Duke Energy Corporation Shareholder’s Equity	$216	$192	$137	$95	$111	$(408)	$343

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the year ended December 31, 2010, or is expected to be provided in the future.

With the exception of the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as “Deferred Credits and Other Liabilities”, which are discussed further in Note 7, the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

Cinergy Receivables. As discussed above and in Note 1, Cinergy Receivables is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The note, which amounts to $216 million and $193 million at December 31, 2010 and December 31, 2009, respectively, for Duke Energy Ohio, and $192 million and $146 million at December 31, 2010 and December 31, 2009, respectively, for Duke Energy Indiana, is subordinate to senior loans that Cinergy Receivables obtains from commercial paper conduits controlled by unrelated financial institutions. The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Balance Sheets at December 31, 2010 and December 31, 2009. The retained interests reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

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

The following table shows the gross and net receivables sold, retained interests, sales, and cash flows during the years ended December 31, 2010, 2009 and 2008, respectively:

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of December 31, 2010	$373	$284
Less: Retained interests	216	192

Net receivables sold as of December 31, 2010	$157	$92

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of December 31, 2009	$376	$243
Less: Retained interests	193	146

Net receivables sold as of December 31, 2009	$183	$97

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of December 31, 2008	$473	$225
Less: Retained interests	174	117

Net receivables sold as of December 31, 2008	$299	$108

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Duke Energy Ohio	Duke Energy Indiana
Year Ended December 31, 2010
Sales
Receivables sold	$2,858	$2,537
Loss recognized on sale	26	17
Cash flows
Cash proceeds from receivables sold	$2,809	$2,474
Collection fees received	1	1
Return received on retained interests	15	13

	Duke Energy Ohio	Duke Energy Indiana
Year Ended December 31, 2009
Sales
Receivables sold	$3,108	$2,398
Loss recognized on sale	26	16
Cash flows
Cash proceeds from receivables sold	$3,063	$2,353
Collection fees received	2	1
Return received on retained interests	15	12

	Duke Energy Ohio	Duke Energy Indiana
Year Ended December 31, 2008
Sales
Receivables sold	$3,316	$2,401
Loss recognized on sale	38	22
Cash flows
Cash proceeds from receivables sold	$3,276	$2,389
Collection fees received	3	—
Return received on retained interests	21	15

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, Maintenance and Other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations.

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

DukeNet. As discussed in Note 3, on December 20, 2010, Duke Energy sold a 50% ownership interest in DukeNet to Alinda for a net gain of $139 million. The sale resulted in DukeNet becoming a joint venture with Duke Energy and Alinda each owning a 50% interest. In connection with the formation of the new DukeNet joint venture, a five-year, $150 million senior secured credit facility was executed with a syndicate of ten external financial institutions. DukeNet is considered a VIE because it has entered into certain contractual arrangements that provide DukeNet with additional forms of subordinated financial support. The most significant activities that impact DukeNet’s economic performance relate to its business development and fiber optic capacity marketing and management activities. The power to direct these activities is jointly and equally shared by Duke Energy and Alinda. As a result, neither Duke Energy nor Alinda consolidate the DukeNet joint venture. Accordingly, DukeNet is now considered by Duke Energy as a non-consolidated VIE that is reported as an equity method investment.

Unless consent by Duke Energy is given otherwise, Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase the assets of DukeNet, or guarantee performance.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Renewables. Duke Energy’s Commercial Power business segment has investments in various entities that generate electricity through the use of renewable energy technology. Some of these entities, which were part of the Catamount acquisition, are VIEs which are not consolidated due to the joint ownership of the entities when they were created. Instead, Duke Energy’s investment is recorded under the equity method of accounting. These entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.

Other. Duke Energy’s Commercial Power business segment has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is a 9% ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement through March 2026 to buy power from OVEC’s power plants. The proceeds from the sale of power by OVEC to its power purchase agreement counterparties, including Duke Energy Ohio, are designed to be sufficient for OVEC to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 megawatts of coal-fired generation capacity. As discussed in Note 5, the proposed rulemaking on CCP’s could increase the costs of OVEC which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006.

In addition, the company has guaranteed the performance of certain entities in which the company no longer has an equity interest. As a result, the company has a variable interest in certain VIEs that are non-consolidated. For a further discussion refer to Note 7.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

18. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income attributable to Duke Energy common stockholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common stockholders, as adjusted, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

Effective January 1, 2009, Duke Energy began applying revised accounting guidance for EPS related to participating securities, whereby unvested share-based payment awards that have non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) when dividends are paid to common stockholders, irrespective of whether the award ultimately vests, constitute participation rights and should be included in the computation of basic EPS using the two-class method. All prior period EPS data was retrospectively adjusted to conform to these revised accounting provisions.

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2010, 2009, and 2008.

(in millions, except per share amounts)	Income	Average Shares	EPS
2010
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$1,315	1,318	$1.00

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$1,315	1,319	$1.00

2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$1,061	1,293	$0.82

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$1,061	1,294	$0.82

2008
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$1,276	1,265	$1.01

Effect of dilutive securities:
Stock options, performance and restricted stock		2

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$1,276	1,267	$1.01

As of December 31, 2010, 2009 and 2008, 13 million, 20 million and 15 million, respectively, of stock options, unvested stock and performance awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but previously unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan (DRIP) and other internal plans, including 401(k) plans. During the years ended December 31, 2010, 2009 and 2008, Duke Energy received proceeds of $288 million, $494 million and $100 million, respectively, from the sale of common stock associated with these plans.

19. Severance

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

Duke Energy recorded total expenses of $172 million for the year ended December 31, 2010, of which $99 million was recorded by Duke Energy Carolinas, $24 million was recorded by Duke Energy Ohio and $33 million was recorded by Duke Energy Indiana. The severance costs discussed above for Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana, include an allocation of their proportionate share of severance costs for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. Amounts included in the table below represent the severance liability recorded by Duke Energy Carolinas and Duke Energy Indiana for employees of those registrants, and excludes costs allocated from and paid by Duke Energy’s shared services affiliate.

	Balance at December 31, 2009	Provision/ Adjustments	Cash Reductions	Balance at December 31, 2010
	(in millions)
Duke Energy	$7	$186	$(106)	$87
Duke Energy Carolinas	1	60	(40)	21
Duke Energy Indiana	—	4	(3)	1

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

20. Stock-Based Compensation

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy’s 2010 Long-Term Incentive Plan (the 2010 Plan) reserved 75 million shares of common stock for awards to employees and outside directors. The 2010 Plan superseded the 2006 Long-Term Incentive Plan, as amended (the 2006 Plan), and no additional grants will be made from the 2006 Plan. Under the 2010 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to three years. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. In 2011, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards which are exercised or become vested; however Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

The 2010 Plan allows for a maximum of 18.75 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights.

Stock-Based Compensation Expense

Pre-tax stock-based compensation expense recorded in the Consolidated Statements of Operations is as follows:

	For the Years Ended December 31,
	2010(a)	2009(a)	2008(a)
	(in millions)
Stock Options	$2	$2	$2
Phantom Awards	26	17	17
Performance Awards	39	20	23
Other Stock Awards	—	1	1

Total	$67	$40	$43

(a)	Excludes stock-based compensation cost capitalized as a component of property, plant and equipment of $4 million, $4 million and $3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

The tax benefit associated with the stock-based compensation expense for the years ended December 31, 2010, 2009 and 2008 was $26 million, $16 million and $17 million, respectively.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2009	17,306	$18
Granted	1,103	16

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Exercised	(1,335)	11
Forfeited or expired	(3,193)	24

Outstanding at December 31, 2010	13,881	$17	3.2	$35

Exercisable at December 31, 2010	12,376	$17	2.3	$32

Options Expected to Vest	1,505	$16	8.8	$3

On December 31, 2009 and 2008, Duke Energy had 17 million and 19 million exercisable options, respectively, with a weighted-average exercise price of $18 and $17, respectively. The total intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $8 million, $6 million and $11 million, respectively, with a related tax benefit of $3 million, $2 million and $4 million, respectively. Cash received from options exercised during the years ended December 31, 2010, 2009 and 2008 was $14 million, $24 million and $30 million, respectively. There were 1,103,448 stock options granted during the year ended December 31, 2010, 603,015 stock options granted during the year ended December 31, 2009, and no stock options granted during the year ended December 31, 2008. The options granted in 2010 were expensed immediately, therefore, there is no future compensation cost associated with these options.

These assumptions were used to determine the grant date fair value of the stock options granted during 2010:

Weighted-Average Assumptions for Option Pricing

Risk-free interest rate(a)	2.9%

Expected dividend yield(b)	6.3%

Expected life(c)	6.0 yrs.

Expected volatility(d)	20.4%

(a)	The risk free rate is based upon the U.S. Treasury Constant Maturity rates as of the grant date.
(b)	The expected dividend yield is based upon annualized dividends and the 1-year average closing stock price.
(c)	The expected term of options is derived from historical data.
(d)	Volatility is based upon 50% historical and 50% implied volatility. Historic volatility is based on Duke Energy’s historical volatility over the expected life using daily stock prices. Implied volatility is the average for all option contracts with a term greater than six months using the strike price closest to the stock price on the valuation date.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2006 and 2010 Plans generally vest over periods from immediate to three years. Phantom stock awards issued and outstanding under the 1998 Plan generally vest over periods from immediate to five years. Duke Energy awarded 1,046,902 shares (fair value of $17 million, based on the market price of Duke Energy’s common stock at the grant date) during the year ended December 31, 2010, 1,095,935 shares (fair value of $16 million based on the market price of Duke Energy’s common stock at the grant date) during the year ended December 31, 2009, and 973,515 shares (fair value of $17 million based on the market price of Duke Energy’s common stock at the grant date) during the year ended December 31, 2008.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The following table summarizes information about phantom stock awards outstanding at December 31, 2010:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2009	2,366	$19
Granted	1,047	16
Vested	(1,492)	20
Forfeited	(158)	17

Outstanding at December 31, 2010	1,763	$17

Phantom Stock Awards Expected to Vest	1,639	$17

The total grant date fair value of the shares vested during the years ended December 31, 2010, 2009 and 2008 was $29 million, $23 million and $20 million, respectively. At December 31, 2010, Duke Energy had $21 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.8 years.

Employees who chose to leave Duke Energy under the voluntary severance plan were not eligible to receive any share-based awards during 2010 regardless of their release date. The annual share-based awards were granted on February 22, 2010 which was during the window of time for employees to request to voluntarily end their employment. Due to the timing of the grant, the awards related to those employees who accepted the voluntary severance program were considered granted and then subsequently forfeited for reporting purposes. Approximately 79,000 phantom award shares were granted and then subsequently forfeited as a result.

Performance Awards

Stock-based awards issued and outstanding under the 2010 Plan and the 1998 Plan generally vest over three years if performance targets are met. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2010, 2009 and 2008 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other performance awards not containing market conditions were awarded in 2010, 2009 and 2008. The performance goal for the 2010 award is Duke Energy’s Return on Equity (ROE) over a three year period. The performance goal for the 2009 and 2008 is Duke Energy’s compounded annual growth rate (CAGR) of annual diluted EPS, adjusted for certain items, over a three year period. All of these awards are measured at grant date price. Duke Energy awarded 2,733,950 shares (fair value of $38 million) during the year ended December 31, 2010, 3,426,244 shares (fair value of $44 million) during the year ended December 31, 2009, and 2,407,755 shares (fair value of $37 million) during the year ended December 31, 2008.

The following table summarizes information about stock-based performance awards outstanding at the maximum level at December 31, 2010:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2009	6,869	$14
Granted	2,734	14
Vested	(981)	15
Forfeited	(1,072)	15

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2010	7,550	$14

Stock-based Performance Awards Expected to Vest	7,252	$14

The total grant date fair value of the shares vested during the years ended December 31, 2010, 2009 and 2008 was $15 million, $20 million and $20 million, respectively. At December 31, 2010, Duke Energy had $25 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.4 years.

Employees who chose to leave Duke Energy under the voluntary severance plan were not eligible to receive any share-based awards during 2010 regardless of their release date. The annual share-based awards were granted on February 22, 2010 which was during the window of time for employees to request to voluntarily end their employment. Due to the timing of the grant, the awards related to those employees who accepted the voluntary severance program were considered granted and then subsequently forfeited for reporting purposes. Approximately 178,000 performance award shares were granted and then subsequently forfeited as a result.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the years ended December 31, 2010, 2009 or 2008.

The following table summarizes information about other stock awards outstanding at December 31, 2010:

	Shares (in thousands)	Weighted Average Grant Date Fair Value
Number of Other Stock Awards:
Outstanding at December 31, 2009	168	$28
Vested	(23)	28
Forfeited	(14)	28

Outstanding at December 31, 2010	131	$28

Other Stock Awards Expected to Vest	131	$28

The total fair value of the shares vested during the years ended December 31, 2010, 2009 and 2008 was $1 million, $1 million, and $2 million, respectively.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

21. Employee Benefit Plans

Duke Energy Corporation

Defined Benefit Retirement Plans

Duke Energy and its subsidiaries (including legacy Cinergy businesses) maintain qualified, non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which varies with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy U.S. employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains non-qualified, non-contributory defined benefit retirement plans which cover certain executives.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. Duke Energy made contributions to its U.S. qualified defined benefit pension plans of $400 million and $800 million during the years ended December 31, 2010 and 2009, respectively. Duke Energy made no contributions to its U.S. qualified defined benefit pension plans during the year ended December 31, 2008. Duke Energy anticipates making $200 million in contributions to its U.S. qualified defined benefit pension plans during the year ended December 31, 2011.

Actuarial gains and losses subject to amortization are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the qualified retirement plans is 10 years. The average remaining service period of active employees covered by the non-qualified retirement plans is nine years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets in a particular year on a straight line basis over the next five years.

Net periodic benefit costs disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective benefit plan for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

As required by the applicable accounting rules, Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.

Qualified Pension Plans

Components of Net Periodic Pension Costs: Qualified Pension Plans

	For the Years Ended December 31,
	2010(a)	2009(a)	2008(a)
	(in millions)
Service cost	$96	$85	$92
Interest cost on projected benefit obligation	248	257	254
Expected return on plan assets	(378)	(362)	(340)
Amortization of prior service cost	5	7	7
Amortization of actuarial loss	50	2	13
Settlement and contractual termination benefit cost	13	—	—
Other	18	17	20

Net periodic pension costs	$52	$6	$46

(a)	These amounts exclude $16 million, $10 million and $13 million for the years ended December 31, 2010, 2009 and 2008, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Accumulated Other Comprehensive Income and Regulatory Assets(a) : Qualified Pension Plans

	For the year ended December 31,
	(in millions)
	2010	2009
Regulatory assets, net increase (decrease)	$350	$(22)
Accumulated other comprehensive (income)/loss
Deferred income tax asset	143	9
Actuarial gains arising during the year	(5)	(8)
Amortization of prior year actuarial losses	(16)	(1)
Reclassification of actuarial losses to regulatory assets	(365)	—
Prior service cost arising during the year	—	(7)
Amortization of prior year prior service cost	(3)	(4)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the year ended December 31,
	(in millions)
	2010	2009
Reclassification of prior service cost to regulatory assets	(19)	—

Net amount recognized in accumulated other comprehensive (income)/loss	$(265)	$(11)

(a)	Excludes actuarial losses of $3 million in 2010 and gains of $9 million in 2009 recognized in other accumulated comprehensive income, net of tax, associated with a Brazilian retirement plan.

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$4,695	$4,161
Service cost	96	85
Interest cost	248	257
Actuarial losses (gains)	190	415
Plan amendments	2	(9)
Obligation assumed from plan merger	—	7
Settlement and contractual termination benefit cost	13	—
Benefits paid	(383)	(221)

Obligation at measurement date	$4,861	$4,695

The accumulated benefit obligation was $4,611 million and $4,409 million at December 31, 2010 and 2009, respectively.

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$4,224	$2,853
Actual return on plan assets	556	787
Benefits paid	(383)	(221)
Assets received from plan merger	—	5
Employer contributions	400	800

Plan assets at measurement date	$4,797	$4,224

Amounts Recognized in the Consolidated Balance Sheets: Qualified Pension Plans

The following table provides the amounts related to Duke Energy’s qualified pension plans that are reflected in Other within Investments and Other Assets and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Prefunded pension cost	$101	$—
Accrued pension liability	(165)	(471)

Net amount recognized	$(64)	$(471)

The following table provides the amounts related to Duke Energy’s qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets at December 31, 2010 and 2009:

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of December 31,
	2010	2009
	(in millions)
Regulatory assets	$1,259	$909
Accumulated other comprehensive (income) loss
Deferred income tax asset	(63)	(206)
Prior service cost	5	27
Net actuarial loss	141	528

Net amount recognized in accumulated other comprehensive (income) loss(a)	$83	$349

(a)	Excludes accumulated other comprehensive income of $17 million and $21 million as of December 31, 2010 and 2009, respectively, net of tax, associated with a Brazilian retirement plan.

Of the amounts above, $77 million of unrecognized net actuarial loss and $5 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2011.

Additional Information: Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$1,052	$4,695
Accumulated benefit obligation	956	4,409
Fair value of plan assets	951	4,224

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2010	2009	2008
	(percentages)
Discount rate	5.00	5.50	6.50
Salary increase (graded by age)	4.10	4.50	4.50

Determined Expense	2010	2009	2008
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs: Non-Qualified Pension Plans

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Service cost	$1	$2	$2
Interest cost on projected benefit obligation	9	10	10
Amortization of prior service cost	2	2	3
Amortization of actuarial loss	—	—	1
Settlement credit	—	(1)	—

Net periodic pension costs	$12	$13	$16

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Regulatory Assets, Regulatory Liabilities and Accumulated Other Comprehensive Income: Non-qualified Pension Plans

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net increase	$23	$—
Regulatory liabilities, net increase	3	—
Accumulated other comprehensive (income)/loss
Deferred income tax asset	8	(4)
Actuarial (gains) losses arising during the year	(8)	15
Amortization of prior year actuarial losses	—	(1)
Reclassification of actuarial losses to regulatory assets	(1)	—
Reclassification of actuarial losses to regulatory liabilities	—	—
Amortization of prior year prior service cost	(2)	(3)
Reclassification of prior services cost to regulatory assets	(1)	—
Reclassification of prior services cost to regulatory liabilities	(8)	—

Net amount recognized in accumulated other comprehensive (income)/loss	$(12)	$7

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$173	$166
Service cost	1	2
Interest cost	9	10
Actuarial losses (gains)	2	14
Benefits paid	(18)	(19)

Obligation at measurement date	$167	$173

Change in Fair Value of Plan Assets
Benefits paid	$(18)	$(19)
Employer contributions	18	19

Plan assets at measurement date	$—	$—

The accumulated benefit obligation was $160 million and $159 million at December 31, 2010 and 2009, respectively.

Amounts Recognized in the Consolidated Balance Sheets: Non-Qualified Pension Plans

The following table provides the amounts related to Duke Energy’s non-qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Accrued pension liability(a)	$(167)	$(173)

(a)	Includes $19 million and $15 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The following table provides the amounts related to Duke Energy’s non-qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits, Other within Deferred Credits and Other Liabilities and AOCI on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Regulatory assets	$23	$—
Regulatory liabilities	3	—

Accumulated other comprehensive (income) loss
Deferred income tax liability (asset)	1	(7)
Prior service cost	1	12
Net actuarial (gain) loss	(1)	8

Net amount recognized in accumulated other comprehensive (income) loss	$1	$13

Of the amounts above, $1 million of unrecognized prior service cost and $1 million of unrecognized net actuarial loss will be recognized in net periodic pension costs in 2011.

Additional Information: Non-Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$167	$173
Accumulated benefit obligation	160	159
Fair value of plan assets	—	—

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2010	2009	2008
	(percentages)
Discount rate	5.00	5.50	6.50
Salary increase (graded by age)	4.10	4.50	4.50

Determined Expense	2010	2009	2008
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Other Post-Retirement Benefit Plans

Duke Energy and most of its subsidiaries provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Duke Energy did not make any contributions to its other post-retirement benefit plans during the years ended December 31, 2010, 2009 or 2008.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 11 years.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Components of Net Periodic Other Post-Retirement Benefit Costs

	For the Years Ended December 31,
	2010(a)	2009(a)	2008(a)
	(in millions)
Service cost	$7	$7	$7
Interest cost on accumulated post-retirement benefit obligation	38	46	44
Expected return on plan assets	(15)	(16)	(16)
Amortization of prior service credit	(8)	(8)	(8)
Amortization of net transition liability	11	10	11
Amortization of actuarial gain	(5)	(5)	(2)
Prior period accounting true-up adjustment(b)	—	—	(55)

Net periodic other post-retirement benefit costs	$28	$34	$(19)

(a)	These amounts exclude $9 million, $9 million and $9 million for the years ended December 31, 2010, 2009 and 2008, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Represents the correction of errors, primarily in periods prior to 2008, related to the accounting for Duke Energy’s other post-retirement benefit plans that would have reduced amounts recorded as other post-retirement benefit expense during those historical periods. Of this amount, $15 million was capitalized as a component of property, plant and equipment.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Modernization Act) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans. Accounting guidance issued and adopted by Duke Energy in 2004 prescribes the appropriate accounting for the federal subsidy. The after-tax effect on net periodic post-retirement benefit cost was a decrease of $4 million in 2010, $3 million in 2009 and $3 million in 2008. Duke Energy recognized a $1 million and $5 million subsidy receivable as of December 31, 2010 and 2009, respectively, which is included in Receivables on the Consolidated Balance Sheets.

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities: Other Post-Retirement Benefit Plans

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net (decrease) increase	$(14)	$66
Regulatory liabilities, net (decrease) increase	(5)	91
Accumulated other comprehensive (income)/loss
Deferred income tax liability	1	(2)
Actuarial (gain) loss arising during the year	(3)	3
Amortization of prior year actuarial gains	1	1
Reclassification of actuarial losses to regulatory liabilities	(8)	—
Amortization of prior year prior service credit	2	2
Reclassification of prior service credit to regulatory liabilities	9	—
Amortization of prior year net transition liability	(2)	(2)
Reclassification of net transition liability to regulatory liabilities	(2)	—

Net amount recognized in accumulated other comprehensive (income)/loss	$(2)	$2

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$728	$738
Service cost	7	7

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Interest cost	38	46

Plan participants’ contributions	35	21
Actuarial gain	(12)	(11)
Plan transfer	—	2
Benefits paid	(79)	(80)
Accrued retiree drug subsidy	6	5

Accumulated post-retirement benefit obligation at measurement date	$723	$728

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$169	$169
Actual return on plan assets	19	28
Benefits paid	(79)	(80)
Employer contributions	42	31
Plan participants’ contributions	35	21

Plan assets at measurement date	$186	$169

Amounts Recognized in the Consolidated Balance Sheets: Other Post-Retirement Benefit Plans

The following table provides the amounts related to Duke Energy’s other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Accrued other post-retirement liability(a)	$(537)	$(559)

(a)	Includes $2 million and $3 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

The following table provides the amounts related to Duke Energy’s other post-retirement benefit plans that are reflected in Other within Regulatory Assets and Deferred Debits, Other within Deferred Credits and Other Liabilities and AOCI on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Regulatory assets	$59	$73
Regulatory liabilities	86	91
Accumulated other comprehensive (income)/loss:
Deferred income tax liability	3	2
Net transition obligation	—	4
Prior service credit	(3)	(14)
Net actuarial loss (gain)	(7)	3

Net amount recognized in accumulated other comprehensive (income)/loss	$(7)	$(5)

Of the amounts above, $10 million of unrecognized net transition obligation, $3 million of unrecognized gains and $8 million of unrecognized prior service credit (which will reduce pension expense) will be recognized in net periodic pension costs in 2011.

Assumptions Used for Other Post-Retirement Benefits Accounting

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of December 31,
Determined Benefit Obligations	2010	2009	2008
	(percentages)
Discount rate	5.00	5.50	6.50

Determined Expense	2010	2009	2008
Discount rate	5.50	6.50	6.00
Expected long-term rate of return on plan assets	5.53-8.50	5.53-8.50	5.53-8.50
Assumed tax rate(a)	35.0	35.0	35.0

(a)	Applicable to the health care portion of funded post-retirement benefits.

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Assumed Health Care Cost Trend Rates(a)

	Medicare Trend Rate		Prescription Drug Trend Rate
	2010	2009	2010	2009
Health care cost trend rate assumed for next year	8.50%	8.50%	9.80%	11.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019	2025	2024

(a)	Health care cost trend rates include prescription drug trend rate due to the effect of the Modernization Act.

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$2	$(2)
Effect on post-retirement benefit obligation	37	(33)

Expected Benefit Payments: Defined Benefit Retirement Plans

The following table presents Duke Energy’s expected benefit payments to participants in its qualified, non-qualified and other post-retirement benefit plans over the next 10 years, which are primarily paid out of the assets of the various trusts. These benefit payments reflect expected future service, as appropriate.

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans(a)	Total
		(in millions)
Years Ended December 31,
2011	$438	$20	$59	$517
2012	442	16	59	517
2013	431	15	59	505
2014	428	16	60	504
2015	417	14	61	492
2016 – 2020	2,032	64	309	2,405

(a)	Duke Energy expects to receive future subsidies under Medicare Part D of $4 million in each of the years 2011-2015, and a total of $23 million during the years 2016-2020.

Plan Assets

Master Retirement Trust. Assets for both the qualified pension and other post-retirement benefits are maintained in a Master Retirement Trust (Master Trust). Approximately 97% of Master Trust assets were allocated to qualified pension plans and approximately 3% were allocated to other post-retirement plans, as of December 31, 2010 and 2009, respectively. The investment objective of the Master Trust is to achieve reasonable returns, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The long-term rate of return of 8.25% as of December 31, 2010 for the Master Trust was developed using a weighted-average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted-average returns expected by asset classes were 2.6% for U.S. equities, 1.45% for non-U.S. equities, 1.0% for global equities, 2.0% for debt securities, 0.3% for global private equity, 0.3% for hedge funds, 0.3% for real estate and 0.3% for other global securities. The asset allocation targets were set after considering the investment objective and the risk profile. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, and real estate are held for diversification. Investments within asset classes are to

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to the targeted allocation when considered appropriate.

The Duke Energy Subsidiary Registrants’ qualified pension and other post-retirement benefits are derived from the Master Trust, as such, each are allocated their proportionate share of the assets discussed below.

The following table presents target and actual asset allocations for the Master Trust at December 31, 2010 and 2009:

		Percentage at December 31,
Asset Category	Target Allocation	2010	2009
U.S. equity securities	28%	30%	33%
Non-U.S. equity securities	15	19	20
Global equity securities	10	10	10
Debt securities	32	27	28
Global private equity securities	3	—	—
Hedge funds	4	3	—
Real estate and cash	4	7	9
Other global securities	4	4	—

Total	100%	100%	100%

VEBA I/II. Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I) and the Duke Energy Corporation Post-Retirement Medical Benefits Trust (VEBA II). The investment objective of the VEBAs is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. The VEBAs are passively managed.

The following tables present target and actual asset allocations for the VEBA I and VEBA II at December 31, 2010 and 2009:

		Percentage at December 31,
VEBA I Asset Category	Target Allocation	2010	2009
U.S. equity securities	30%	22%	23%
Debt securities	45	34	37
Cash	25	44	40

Total	100%	100%	100%

		Percentage at December 31,
VEBA II Asset Category	Target Allocation	2010	2009
U.S. equity securities	50%	1%	—%
Debt securities	50	69	92
Cash	—	30	8

Total	100%	100%	100%

Fair Value Measurements. On December 31, 2009, Duke Energy adopted the new fair value disclosure requirements for pension and other post-retirement benefit plan assets. The accounting guidance for fair value defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received by Duke Energy to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Duke Energy classifies recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by the accounting guidance for fair value, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

Level 1—unadjusted quoted prices in active markets for identical assets or liabilities that Duke Energy has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occurs with sufficient frequency and volume to provide ongoing pricing information. Duke Energy does not adjust quoted market prices on Level 1 for any blockage factor.

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

The following table provides the fair value measurement amounts for Master Trust qualified pension and other post-retirement assets at December 31, 2010:

	Total Fair Value Amounts at December 31, 2010(a)	Level 1	Level 2	Level 3
	(in millions)
Master Trust

Equity securities	$2,978	$2,019	$959	$—
Corporate bonds	1,062	11	1,040	11
Short-term investment funds	484	469	15	—
Partnership interests	108	—	—	108
Hedge funds	94	—	94	—
Real estate investment trust	66	—	—	66
U.S. Government securities	138	—	138	—
Other investments (b)	(121)	(84)	3	(40)
Guaranteed investment contracts	38	—	—	38
Government bonds - Foreign	35	—	34	1
Cash	2	2	—	—
Asset backed securities	9	—	8	1
Government and commercial mortgage backed securities	8	—	8	—

Total Assets	$4,901	$2,417	$2,299	$185

(a)	Excludes $23 million in net receivables and payables associated with security purchases and sales.
(b)	Includes pending investment sales (net of investment purchases) of $(139) million.

The following table provides the fair value measurement amounts for Master Trust qualified pension and other post-retirement assets at December 31, 2009:

	Total Fair Value Amounts at December 31, 2009(a)	Level 1	Level 2	Level 3
	(in millions)
Master Trust

Equity securities	$2,587	$1,733	$831	$23
Corporate bonds	1,008	—	989	19
Short-term investment funds	341	39	302	—
Partnership interests	109	—	—	109
Real estate investment trust	64	—	—	64
U.S. Government securities	57	—	57	—
Other investments	43	38	4	1
Guaranteed investment contracts	38	—	—	38

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	Total Fair Value Amounts at December 31, 2009(a)	Level 1	Level 2	Level 3
	(in millions)
Government bonds - Foreign	33	—	32	1
Asset backed securities	19	—	18	1

Government and commercial mortgage backed securities	14	—	14	—

Total Assets	$4,313	$1,810	$2,247	$256

(c)	Excludes $22 million in net receivables and payables associated with security purchases and sales.

The following table provides the fair value measurement amounts for VEBA I and VEBA II other post-retirement assets at December 31, 2010:

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
VEBA I/II

Cash and cash equivalents	$30	$—	$30	$—
Equity securities	12	—	12	—
Debt securities	17	—	17	—

Total Assets	$59	$—	$59	$—

The following table provides the fair value measurement amounts for VEBA I and VEBA II other post-retirement assets at December 31, 2009:

	Total Fair Value Amounts at December 31, 2009	Level 1	Level 2	Level 3
	(in millions)
VEBA I/II

Cash and cash equivalents	$27	$—	$27	$—
Equity securities	12	11	1	—
Debt securities	19	—	19	—

Total Assets	$58	$11	$47	$—

The following table provides a reconciliation of beginning and ending balances of Master Trust assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3) for the year ended December 31, 2010:

Master Trust
Year Ended December 31, 2010
Balance at January 1, 2010	$256

Purchases, sales, issuances and settlements (net)	(71)
Total gains/(losses), realized and unrealized and other	—

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Master Trust
Year Ended December 31, 2010

Balance at December 31, 2010	$185

The following table provides a reconciliation of beginning and ending balances of Master Trust assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3) for the year ended December 31, 2009:

Master Trust
Year Ended December 31, 2009

Balance at January 1, 2009	$318

Purchases, sales, issuances and settlements (net)	(23)
Total losses, (realized and unrealized) and other	(39)

Balance at December 31, 2009	$256

Valuation methods of the primary fair value measurements disclosed above are as follows:

Investments in equity securities: Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Duke Energy has not adjusted prices to reflect for after-hours market activity. Most equity security valuations are Level 1 measures. Investments in equity securities with unpublished prices are valued as Level 2 if they are redeemable at the measurement date. Investments in equity securities with redemption restrictions are valued as Level 3.

Investments in corporate bonds and U.S. government securities: Most debt investments are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measures. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement.

Investments in short-term investment funds: Valued at the net asset value of units held at year end. Investments in short-term investment funds with published prices are valued as Level 1. Investments in short-term investment funds with unpublished prices are valued as Level 2.

Investments in real estate investment trust: Valued based upon property appraisal reports prepared by independent real estate appraisers. The Chief Real Estate Appraiser of the asset manager is responsible for assuring that the valuation process provides independent and reasonable property market value estimates. An external appraisal management firm not affiliated with the asset manager has been appointed to assist the Chief Real Estate Appraiser in maintaining and monitoring the independence and the accuracy of the appraisal process.

Employee Savings Plans

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per pay period. Duke Energy made pre-tax employer matching contributions of $85 million in 2010, $80 million in 2009 and $78 million in 2008. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.

Duke Energy Carolinas

Duke Energy Retirement Plans. Duke Energy Carolinas participates in Duke Energy sponsored qualified non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits. Duke Energy Carolinas also participates in Duke Energy sponsored non-qualified, non-contributory defined benefit pension plans which cover certain executives.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy Carolinas made contributions to Duke Energy’s qualified defined benefit pension plans of $158 million during each of the years ended December 31, 2010 and 2009. Duke Energy Carolinas made no contributions to Duke Energy’s qualified defined benefit pension plans during the year ended December 31, 2008.

Actuarial gains and losses subject to amortization are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the qualified retirement plans is 10 years. The average remaining service period of active employees covered by the non-qualified retirement plans is nine years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets in a particular year on a straight-line basis over the next five years.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Net periodic pension costs disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective plan for the periods presented. However, portions of the net periodic pension costs (benefits) disclosed in the tables have been capitalized as a component of property, plant and equipment.

As required by applicable accounting rules, Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.

Prior to the year ended December 31, 2010, Duke Energy Carolinas did not have any amounts reflected on its Consolidated Balance Sheets associated with Duke Energy sponsored qualified pension, non-qualified pension and other post-retirement benefit plans.

Amounts presented in the tables below represent the amounts of pension and other post-retirement benefit cost allocated by Duke Energy for employees of Duke Energy Carolinas. Additionally, Duke Energy Carolinas is allocated its proportionate share of pension and other post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Carolinas. These allocated amounts are included in the governance and shared services costs discussed in Note 13.

Qualified Pension Plans

Components of Net Periodic Pension (Benefit) Costs as allocated by Duke Energy: Qualified Pension Plans

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Service cost benefit earned during the year	$36	$31	$34
Interest cost on projected benefit obligation	91	95	94
Expected return on plan assets	(147)	(142)	(141)
Amortization of prior service cost	1	1	1
Amortization of actuarial loss	27	2	9
Other	8	7	9

Net periodic pension (benefit) costs	$16	$(6)	$6

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets: Qualified Pension Plans

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net increase	$628	$—

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$1,737	$1,537
Service cost	36	31
Interest cost	91	95
Actuarial losses	57	154
Transfers	(5)	(6)
Benefits paid	(130)	(74)

Obligation at measurement date	$1,786	$1,737

The accumulated benefit obligation was $1,743 million and $1,687 million at December 31, 2010 and 2009, respectively.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$1,602	$1,225
Actual return on plan assets	212	299
Benefits paid	(130)	(74)
Transfers	(5)	(6)
Employer contributions	158	158

Plan assets at measurement date	$1,837	$1,602

Amounts Recognized in the Consolidated Balance Sheets: Qualified Pension Plans

The following table provides the amounts related to Duke Energy’s Carolinas’ qualified pension plans that are reflected in Other within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Prefunded pension cost	$51	$—

The following table provides the amounts related to Duke Energy Carolinas’ qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Regulatory Assets	$628	$—

Of the amounts above, $36 million of unrecognized net actuarial loss and $1 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2011.

Additional Information: Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets: as allocated by Duke Energy

	As of December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$—	$1,737
Accumulated benefit obligation	—	1,687
Fair value of plan assets	—	1,602

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2010	2009	2008
	(percentages)
Discount rate	5.00	5.50	6.50
Salary increase (graded by age)	4.10	4.50	4.50

Determined Expense	2010	2009	2008
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs as allocated by Duke Energy: Non-Qualified Pension Plans

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Amortization of prior service cost	$1	$1	$1
Interest cost on projected benefit obligation	1	1	1

Net periodic pension costs	$2	$2	$2

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets: Non-Qualified Pension Plans

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net increase	$3	$—

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$22	$20
Service cost	—	—
Interest cost	1	1
Actuarial losses	1	4
Benefits paid	(3)	(3)

Obligation at measurement date	$21	$22

Change in Fair Value of Plan Assets
Benefits paid	$(3)	$(3)
Employer contributions	3	3

Plan assets at measurement date	$—	$—

The accumulated benefit obligation was $20 million and $21 million at December 31, 2010 and 2009, respectively.

Amounts Recognized in the Consolidated Balance Sheets: Non-Qualified Pension Plans

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

The following table provides the amounts related to Duke Energy Carolinas’ non-qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Accrued pension liability(a)	$(21)	$—

(a)	Includes $5 million and zero recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

The following table provides the amounts related to Duke Energy’s non-qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Regulatory assets	$3	$—

Of the amounts above, an insignificant amount will be recognized in net periodic pension costs in 2011.

Additional Information: Non-Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets: as allocated by Duke Energy

	As of December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$21	$22
Accumulated benefit obligation	20	21
Fair value of plan assets	—	—

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2010	2009	2008
	(percentages)
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50

Determined Expense	2010	2009	2008
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Other Post-Retirement Benefit Plans

In conjunction with Duke Energy, Duke Energy Carolinas provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 11 years.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Components of Net Periodic Other Post-Retirement Benefit Costs as allocated by Duke Energy

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Service cost benefit earned during the year	$2	$2	$2
Interest cost on accumulated post-retirement benefit obligation	17	21	21
Expected return on plan assets	(10)	(11)	(11)
Amortization of prior service credit	(5)	(5)	(5)
Amortization of net transition liability	9	9	9
Amortization of actuarial loss	3	1	2

Net periodic other post-retirement benefit costs	$16	$17	$18

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets: Other Post-Retirement Benefit Plans

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net increase	$49	$—

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$338	$342
Service cost	2	2
Interest cost	17	21
Plan participants’ contributions	24	18
Actuarial gain	(14)	(2)
Transfer	(1)	(1)
Plan transfer	—	2
Benefits paid	(44)	(47)
Accrued retiree drug subsidy	4	3

Accumulated post-retirement benefit obligation at measurement date	$326	$338

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$114	$120
Actual return on plan assets	13	18
Benefits paid	(44)	(47)
Employer contributions	18	5
Plan participants’ contributions	24	18

Plan assets at measurement date	$125	$114

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Amounts Recognized in the Consolidated Balance Sheets: Other Post-Retirement Benefit Plans

The following table provides the amounts related to Duke Energy Carolinas’ other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Accrued other post-retirement liability	$(201)	$—

The following table provides the amounts related to Duke Energy Carolinas’ other post-retirement benefit plans that are reflected in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Regulatory assets	$49	$—

Of the amounts above, $9 million of unrecognized net transition obligation, $3 million of unrecognized losses and $5 million of unrecognized prior service credit (which will reduce pension expense) will be recognized in net periodic pension costs in 2011.

Assumptions Used for Other Post-Retirement Benefits Accounting

Determined Benefit Obligations	2010	2009	2008
	(percentages)
Discount rate	5.00	5.50	6.50

Determined Expense	2010	2009	2008
Discount rate	5.50	6.50	6.00
Expected long-term rate of return on plan assets	5.53-8.50	5.53-8.50	5.53-8.50
Assumed tax rate(a)	35.0	35.0	35.0

(a)	Applicable to the health care portion of funded post-retirement benefits.

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Assumed Health Care Cost Trend Rates(a)

	Medicare Trend Rate		Prescription Drug Trend Rate
	2010	2009	2010	2009
Health care cost trend rate assumed for next year	8.50%	8.50%	9.80%	11.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019	2025	2024

(a)	Health care cost trend rates include prescription drug trend rate due to the effect of the Modernization Act.

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligation	16	(14)

Expected Benefit Payments : Defined Benefit Retirement Plans

The following table presents Duke Energy’s expected benefit payments made on behalf of Duke Energy Carolinas to participants in its qualified, non-qualified and other post-retirement benefit plans over the next 10 years, which are primarily paid out of the assets of the various trusts. These benefit payments reflect expected future service, as appropriate.

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans(a)	Total
		(in millions)
Years Ended December 31,
2011	$177	$5	$26	$208
2012	182	3	26	211
2013	185	2	26	213
2014	187	2	26	215
2015	177	2	26	205
2016 – 2020	830	7	132	969

(a)	Duke Energy expects to receive on behalf of Duke Energy Carolinas, future subsidies under Medicare Part D of $3 million in each of the years 2011-2012, $3 million in each of the years 2013-2015 and a total of $13 million during the years 2016-2020.

Employee Savings Plans

Duke Energy sponsors, and Duke Energy Carolinas participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per pay period. Duke Energy Carolinas expensed pre-tax plan contributions, as allocated by Duke Energy, of $36 million in 2010, $36 million in 2009 and $35 million in 2008.

Duke Energy Ohio

Duke Energy Retirement Plans. Duke Energy Ohio participates in qualified and non-qualified defined benefit pension plans and other post-retirement benefit plans sponsored by Duke Energy. Duke Energy allocates pension and other post-retirement obligations and costs related to these plans to Duke Energy Ohio.

Net periodic benefit cost disclosed in the tables below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective plan for the periods presented. However, portions of the net periodic benefit cost disclosed in the tables have been capitalized as a component of property, plant and equipment.

As required by the applicable accounting rules, Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.

Amounts presented in the tables below represent the amounts of pension and other post-retirement benefit cost allocated to Duke Energy Ohio. Additionally, Duke Energy Ohio is allocated its proportionate share of pension and other post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Ohio. These allocated amounts are included in the governance and shared services costs discussed in Note 13.

Qualified Pension Plans

Duke Energy’s qualified defined benefit pension plans cover substantially all employees meeting certain minimum age and service requirements. The plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which varies with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. Duke Energy Ohio also participates in Duke Energy sponsored non-qualified, non-contributory defined benefit pension plans which cover certain executives.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. In 2010, Duke Energy Ohio made a cash contribution of approximately $45 million, which represented its proportionate share of a $400 million total contribution to Duke Energy’s qualified pension plans. In 2009, Duke Energy Ohio made a cash contribution of $210 million, which represented its proportionate share of an $800 million total contribution to Duke Energy’s qualified pension plans. Duke Energy did not make any contributions to its defined benefit retirement plans in 2008.

Actuarial gains and losses are amortized over the average remaining service period of active employees. The average remaining service period of active employees covered by the qualified retirement plans is 10 years. The average remaining service period of active employees covered by the non-qualified retirement plans is nine years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years.

Components of Net Periodic Pension Costs as allocated by Duke Energy: Qualified Pension Plans

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the Years Ended December 31,
	2010(a)	2009(a)	2008(a)
	(in millions)
Service cost earned during the year	$7	$8	$12
Interest cost on projected benefit obligation	33	38	42
Expected return on plan assets	(44)	(43)	(46)
Amortization of prior service cost	1	1	1
Amortization of actuarial loss	4	—	—
Other	2	2	3

Net periodic pension costs	$3	$6	$12

(a)	These amounts exclude $7 million, $4 million and $4 million for the years ended December 31, 2010, 2009 and 2008, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets and AOCI: Qualified Pension Plans

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net increase	$6	$1
Accumulated other comprehensive (income)/loss
Deferred income tax asset	4	—
Actuarial (gain) loss arising during the year	(9)	2
Prior service credit arising during the year	—	(1)
Amortization of prior year actuarial losses	(1)	—
Amortization of prior year prior service cost	(1)	—

Net amount recognized in accumulated other comprehensive (income)/loss	$(7)	$1

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$689	$694
Service cost	7	8
Interest cost	33	38
Actuarial losses	24	67
Plan amendments	—	(2)
Transfers	(54)	(76)
Benefits paid	(48)	(40)

Obligation at measurement date	$651	$689

The accumulated benefit obligation was $616 million and $640 million at December 31, 2010 and 2009, respectively.

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$557	$360
Actual return on plan assets	65	103
Transfers	(54)	(76)
Benefits paid	(48)	(40)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of and for the Years Ended December 31,
	2010	2009
Employer contributions	45	210

Plan assets at measurement date	$565	$557

Amounts Recognized in the Consolidated Balance Sheets: Qualified Pension Plans

The following table provides the amounts related to Duke Energy Ohio’s qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Accrued pension liability	$(86)	$(132)

The following table provides the amounts related to Duke Energy Ohio’s qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Regulatory Assets	$111	$105

Accumulated Other Comprehensive Loss (Income)
Deferred income tax asset	$(16)	$(20)
Prior service cost	1	2
Net actuarial loss	45	55

Net amount recognized accumulated other comprehensive loss (income)	$30	$37

Of the amounts above, approximately $8 million of unrecognized net actuarial loss and approximately $1 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2011.

Additional Information: Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets: as allocated by Duke Energy

	As of December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$651	$689
Accumulated benefit obligation	616	640
Fair value of plan assets	565	557

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2010	2009	2008
	(percentages)
Discount rate	5.00	5.50	6.50
Salary increase (graded by age)	4.10	4.50	4.50

Determined Expense	2010	2009	2008
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs as allocated by Duke Energy: Non-Qualified Pension Plans

Duke Energy Ohio’s non-qualified pension plan pre-tax net periodic pension benefit costs as allocated by Duke Energy was insignificant for the years ended December 31, 2010, 2009 and 2008.

Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Regulatory Assets and Accumulated Other Comprehensive Income: Non-Qualified Pension Plans

Duke Energy Ohio’s non-qualified pension plan Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets and Accumulated Other Comprehensive Income as allocated by Duke Energy was insignificant for the years ended December 31, 2010 and 2009.

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$4	$6
Service cost	—	—
Interest cost	—	—
Actuarial losses	3	—
Benefits paid	(1)	(2)

Obligation at measurement date	$6	$4

Change in Fair Value of Plan Assets
Benefits paid	$(1)	$(2)
Employer contributions	1	2

Plan assets at measurement date	$—	$—

The accumulated benefit obligation was $6 million and $4 million at December 31, 2010 and 2009, respectively.

Amounts Recognized in the Consolidated Balance Sheets: Non-Qualified Pension Plans

The following table provides the amounts related to Duke Energy Ohio’s non-qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Accrued pension liability(a)	$(6)	$(5)

(a)	Includes $1 million and $1 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Amounts related to Duke Energy Ohio’s non-qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets were insignificant at December 31, 2010 and 2009.

Additional Information: Non-Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets: as allocated by Duke Energy

	As of December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$6	$4
Accumulated benefit obligation	6	4
Fair value of plan assets	—	—

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Assumptions Used for Pension Benefits Accounting

	As of December 31,
	2010	2009	2008
	(percentages)
Benefit Obligations
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50
Net Periodic Benefit Cost
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00

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

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 11 years. During 2008, Duke Energy Ohio recorded pre-tax income of $20 million related to the correction of errors in actuarial valuations prior to 2008 that would have reduced amounts recorded as other post-retirement benefit expense recorded during those historical periods. Duke Energy did not make any contributions to its other post-retirement plans in 2010, 2009 or 2008.

Components of Net Periodic Other Post-Retirement Benefit Costs as allocated by Duke Energy

	For the Years Ended December 31,
	2010(a)	2009(a)	2008(a)
	(in millions)
Service cost	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	3	4	4
Expected return on plan assets	(1)	(1)	(1)
Amortization of prior service credit	(1)	(1)	(1)
Prior period accounting true-up adjustment(b)	—	—	(18)
Amortization of actuarial gain	(2)	(2)	(1)

Net periodic other post-retirement benefit costs	$—	$1	$(16)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

(a)	These amounts exclude $2 million for each of the years ended December 31, 2010, 2009 and 2008 of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Includes the recognition of the approximate $20 million correction of errors discussed above.

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities: Other Post-Retirement Benefit Plans

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net increase	$—	$32
Regulatory liabilities, net (decrease) increase	(4)	27
Accumulated other comprehensive (income)/loss
Deferred income tax liability	3	(2)
Actuarial gain arising during the year	(3)	—
Amortization of prior year prior service credit	—	—
Amortization of prior year actuarial gains	1	1
Amortization of prior year net transition liability	—	—

Net amount recognized in accumulated other comprehensive (income)/loss	$1	$(1)

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$70	$76
Service cost	1	1
Interest cost	3	4
Plan participants’ contributions	1	—
Actuarial loss	2	3
Transfers	(6)	(10)
Benefits paid	(5)	(5)
Accrued retiree drug subsidy	—	1

Accumulated post-retirement benefit obligation at measurement date	$66	$70

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$7	$6
Actual return on plan assets	2	1
Benefits paid	(5)	(5)
Employer contributions	3	5
Plan participants’ contributions	1	—

Plan assets at measurement date	$8	$7

Amounts Recognized in the Consolidated Balance Sheets: Other Post-Retirement Benefit Plans

The following table provides the amounts related to Duke Energy Ohio’s other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of December 31,
	2010	2009
	(in millions)
Accrued other post-retirement liability(a)	$(58)	$(63)

(a)	Includes $2 million and $2 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

The following table provides the amounts related to Duke Energy Ohio’s other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities and AOCI on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Regulatory liabilities	$20	$24
Accumulated other comprehensive income
Deferred income tax liability	$5	$2
Prior service credit	(1)	(1)
Net actuarial loss gain	(12)	(10)

Net amount recognized in accumulated other comprehensive (income)/loss	$(8)	$(9)

Of the amounts above, $2 million of unrecognized gains and $1 million of unrecognized prior service credit (which will reduce pension expense) will be recognized in net periodic pension costs in 2011.

Assumptions Used for Other Post-retirement Benefits Accounting

	2010	2009	2008
	(percentages)
Benefit Obligations
Discount rate	5.00	5.50	6.50
Net Periodic Benefit Cost
Discount rate	5.50	6.50	6.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

Assumed Health Care Cost Trend Rates

	Medicare Trend Rate		Prescription Drug Trend Rate
	2010	2009	2010	2009
Health care cost trend rate assumed for next year	8.50%	8.50%	9.80%	11.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019	2025	2024

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligation	21	(18)

Expected Benefit Payments

The following table presents Duke Energy’s expected benefit payments made on behalf of Duke Energy Ohio to participants in its qualified, non-qualified and other post-retirement benefit plans over the next 10 years, which are primarily paid out of the assets of the various trusts. These benefit payments reflect expected future service, as appropriate.

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans	Total
		(in millions)
Years Ended December 31,
2011	$48	$1	$5	$54
2012	47	1	5	53
2013	47	—	5	52
2014	46	—	5	51
2015	47	—	5	52
2016 – 2020	239	2	27	268

Employee Savings Plans

Duke Energy sponsors, and Duke Energy Ohio participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per period. Duke Energy Ohio expensed pre-tax plan contributions, as allocated by Duke Energy, of $4 million in 2010, $4 million in 2009 and $6 million in 2008.

Duke Energy Indiana

Duke Energy Retirement Plans. Duke Energy Indiana participates in qualified and non-qualified defined benefit pension plans and other post-retirement benefit plans sponsored by Duke Energy. Duke Energy allocates pension and other post-retirement obligations and costs related to these plans to Duke Energy Indiana.

Net periodic benefit cost disclosed below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective plan for the periods presented. However, portions of the net periodic benefit cost disclosed have been capitalized as a component of property, plant and equipment.

As required by the applicable accounting rules, Duke Energy uses a December 31 measurement date for its defined benefit retirement plan assets and obligations.

Amounts presented below represent the amounts of pension and other post-retirement benefit cost allocated to Duke Energy Indiana. Additionally, Duke Energy Indiana is allocated its proportionate share of pension and other post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provides support to Duke Energy Indiana. These allocated amounts are included in the governance and shared services costs discussed in Note 13.

Qualified Pension Plans

Duke Energy’s qualified defined benefit pension plans cover substantially all employees meeting certain minimum age and service requirements. The plans cover most employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which varies with age and years of service) of current eligible earnings and current interest credits. Certain legacy Cinergy employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. Duke Energy Indiana also participates in Duke Energy sponsored non-qualified, non-contributory defined benefit pension plans which cover certain executives.

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. Duke Energy made qualified pension benefit contributions of $400 million to its qualified pension plans in 2010, of which $46 million represents contributions made by Duke Energy Indiana for the year ended December 31, 2010. Duke Energy made qualified pension benefit contributions of $800 million to its qualified pension plans in 2009, of which $140 million represents contributions made by Duke Energy Indiana for the year ended December 31, 2009. Duke Energy did not make any contributions to its defined benefit retirement plans in 2008.

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the qualified retirement plans is 10 years. The average remaining service period of the active employees covered by the qualified retirement plans is nine years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Components of Net Periodic Pension (Benefit) Costs as allocated by Duke Energy: Qualified Pension Plans

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Service cost	$11	$9	$11
Interest cost on projected benefit obligation	32	33	33
Expected return on plan assets	(45)	(42)	(37)
Amortization of prior service cost	2	2	2
Amortization of actuarial loss	12	5	6
Other	2	2	2

Net periodic pension costs	$14	$9	$17

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net decrease	$(4)	$	$(16)

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$602	$551
Service cost	11	9
Interest cost	32	33
Actuarial losses	32	45
Plan amendments	2	—
Transfers	(7)	(5)
Benefits paid	(44)	(31)

Obligation at measurement date	$628	$602

The accumulated benefit obligation was $578 million and $556 million at December 31, 2010 and 2009, respectively.

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$505	$307
Actual return on plan assets	65	94
Benefits paid	(44)	(31)
Transfers	(7)	(5)
Employer contributions	46	140

Plan assets at measurement date	$565	$505

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Amounts Recognized in the Consolidated Balance Sheets: Qualified Pension Plans

The following table provides the amounts related to Duke Energy Indiana’s qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Accrued pension liability	$(63)	$(97)

The following table provides the amounts related to Duke Energy Indiana’s qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Regulatory Assets	$224	$228

Additional Information: Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets: as allocated by Duke Energy

	As of December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$628	$602
Accumulated benefit obligation	578	556
Fair value of plan assets	565	505

Assumptions Used for Pension Benefits Accounting

	As of December 31,
	2010	2009	2008
	(percentages)
Benefit Obligations
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50
Net Periodic Benefit Cost
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs as allocated by Duke Energy: Non-Qualified Pension Plans

Duke Energy Indiana’s non-qualified pension plan pre-tax net periodic pension benefit costs, as allocated by Cinergy, were insignificant for the years ended December 31, 2010 and 2009 $1 million for the year ended December 31, 2008.

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets: Non-Qualified Pension Plans

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net increase (decrease)	$1	$(1)

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

As of and for the Years Ended December 31,
	2010		2009
(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date		$6		$6
Service cost		—		—
Interest cost		—		—
Actuarial losses		—		—
Benefits paid		—		—

Obligation at measurement date		$6		$6

Change in Fair Value of Plan Assets
Benefits paid	$	(—)	$	(—)
Employer contributions		—		—

Plan assets at measurement date		$—		$—

The accumulated benefit obligation was $6 million and $6 million at December 31, 2010 and 2009, respectively.

Amounts Recognized in the Consolidated Balance Sheets: Non-Qualified Pension Plans

The following table provides the amounts related to Duke Energy Indiana’s non-qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Accrued pension liability(a)	$(6)	$(6)

(a)	Includes $1 million and $1 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

The following table provides the amounts related to Duke Energy Indiana’s non-qualified pension plans that are reflected in Regulatory Assets on the Consolidated Balance Sheets at December 31, 2010 and 2009:

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	As of December 31,
	2010	2009
	(in millions)
Regulatory assets	$3	$2

Of the amounts above, an insignificant amount will be recognized in net periodic pension costs in 2011.

Additional Information: Non-Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets: as allocated by Duke Energy

	As of December 31,
	2010	2009
	(in millions)
Projected benefit obligation	$6	$6
Accumulated benefit obligation	6	6
Fair value of plan assets	—	—

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a yield curve approach. Under the yield curve approach, expected future benefit payments for each plan are discounted by a rate on a third-party bond yield curve corresponding to each duration. The yield curve is based on a bond universe of AA and AAA-rated long-term corporate bonds. A single discount rate is calculated that would yield the same present value as the sum of the discounted cash flows.

Assumptions Used for Pension Benefits Accounting: Non-Qualified Plans

	As of December 31,
	2010	2009	2008
	(percentages)
Benefit Obligations
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50
Net Periodic Benefit Cost
Discount rate	5.50	6.50	6.00
Salary increase	4.50	4.50	5.00

Other Post-Retirement Benefit Plans

Duke Energy Indiana participates in other post-retirement benefit plans sponsored by Duke Energy. Prior to January 1, 2008, Cinergy was the sponsor of the other post-retirement benefit plans. Effective January 1, 2008, Duke Energy became the sponsor of these other post-retirement benefit plans. Duke Energy provides certain health care and life insurance benefits to retired employees and their eligible dependents on a contributory and non-contributory basis. These benefits are subject to minimum age and service requirements. The health care benefits include medical coverage, dental coverage, and prescription drug coverage and are subject to certain limitations, such as deductibles and co-payments. These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over approximately 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 10 years.

During the fourth quarter of 2008, Duke Energy Indiana recorded pre-tax income of $19 million related to the correction of errors in actuarial valuations prior to 2008 that would have reduced amounts recorded as other post-retirement benefit expense recorded during those historical periods. Duke Energy did not make any contributions to its other post-retirement plans in 2010, 2009 or 2008.

Components of Net Periodic Other Post-Retirement Benefit Costs as allocated by Duke Energy

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Service cost	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	8	11	10
Expected return on plan assets	(1)	(1)	(1)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Amortization of net transition liability	—	—	9
Amortization of actuarial loss (gain)	1	2	(4)

Net periodic other post-retirement benefit costs	$9	$13	$14

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets and Regulatory Liabilities: Other Post-Retirement Benefit Plans

	For the year ended December 31,
	2010	2009
	(in millions)
Regulatory assets, net decrease	$(12)	$(6)
Regulatory liabilities, net (decrease) increase	(6)	16

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2010	2009
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$154	$175
Service cost	1	1
Interest cost	8	11
Plan participants’ contributions	3	—
Actuarial (gain) loss	1	(19)
Benefits paid	(15)	(14)
Transfers	(1)	(1)
Accrued retiree drug subsidy	1	1

Accumulated post-retirement benefit obligation at measurement date	$152	$154

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$13	$10
Actual return on plan assets	2	3
Benefits paid	(15)	(14)
Employer contributions	11	14
Plan participants’ contributions	3	—

Plan assets at measurement date	$14	$13

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Amounts Recognized in the Consolidated Balance Sheets: Other Post-Retirement Benefit Plans

The following table provides the amounts related to Duke Energy Indiana’s other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Accrued other post-retirement liability(a)	$(138)	$(141)

(a)	Includes an insignificant amount recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2010 and 2009, respectively.

The following table provides the amounts related to Duke Energy Indiana’s other post-retirement benefit plans that are reflected in Other within Regulatory Assets and Deferred Debits and within Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2010 and 2009:

	As of December 31,
	2010	2009
	(in millions)
Regulatory assets	$90	$102
Regulatory liabilities	58	64

Assumptions Used for Other Post-retirement Benefits Accounting

	As of December 31,
	2010	2009	2008
	(percentages)
Benefit Obligations
Discount rate	5.00	5.50	6.50
Net Periodic Benefit Cost
Discount rate	5.50	6.50	6.00
Expected long-term rate of return on plan assets	8.50	8.50	8.50

Assumed Health Care Cost Trend Rates

	Medicare Trend Rate		Prescription Drug Trend Rate
	2010	2009	2010	2009
Health care cost trend rate assumed for next year	8.50%	8.50%	9.80%	11.00%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2019	2025	2024

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligation	21	(18)

Expected Benefit Payments

The following table presents Duke Energy’s expected benefit payments to participants on behalf of Duke Energy Indiana in its qualified, non-qualified and other post-retirement benefit plans over the next 10 years, which are primarily paid out of the assets of the various trusts. These benefit payments reflect expected future service, as appropriate.

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans(a)	Total
		(in millions)
Years Ended December 31,
2011	$40	$—	$13	$53
2012	40	—	14	54
2013	38	—	14	52
2014	39	—	15	54
2015	41	—	15	56
2016 – 2020	220	2	73	295

(a)	Duke Energy expects to receive future subsidies under Medicare Part D on behalf of Duke Energy Indiana of $1 million in each of the years 2010-2014, $2 million in 2015, and a total of $8 million during the years 2016-2020.

Employee Savings Plans

Duke Energy sponsors, and Duke Energy Indiana participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of before-tax employee contributions, of up to 6% of eligible pay per period. Duke Energy Indiana expensed pre-tax plan contributions, as allocated by Duke Energy, of $6 million in 2010, $5 million in 2009 and $5 million in 2008.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

22. Income Taxes

Duke Energy and its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions. The taxable income of Duke Energy and its subsidiaries is reflected in Duke Energy’s U.S. federal and state income tax returns. These subsidiaries have a tax sharing agreement with Duke Energy where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that each of these subsidiaries would incur if it were a separate company filing its own tax return as a C-Corporation.

The following details the components of income tax expense:

Income Tax Expense

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)

Current income taxes
Federal	$(5)	$3	$107	$(3)
State	39	(2)	8	16
Foreign	125	—	—	—

Total current income taxes	159	1	115	13

Deferred income taxes
Federal	639	388	6	123
State	83	75	12	22
Foreign	20	—	—	—

Total deferred income taxes	742	463	18	145

Investment tax credit amortization	(11)	(7)	(1)	(2)

Total income tax expense from continuing operations	890	457	132	156

Total income tax benefit from discontinued operations	(1)	—	—	—

Total income tax expense included in Consolidated Statements of Operations(a)	$889	$457	$132	$156

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

(a)	Included in the “Total current income taxes” line above are uncertain tax benefits relating primarily to certain temporary differences of $392 million at Duke Energy, $300 million at Duke Energy Carolinas, $3 million at Duke Energy Ohio and $7 million at Duke Energy Indiana.

	For the Year Ended December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)

Current income taxes
Federal	$(271)	$(196)	$77	$2
State	3	(27)	7	5
Foreign	96	—	—	—

Total current income taxes	(172)	(223)	84	7

Deferred income taxes
Federal	767	518	97	89
State	148	89	7	22
Foreign	27	—	—	—

Total deferred income taxes	942	607	104	111

Investment tax credit amortization	(12)	(7)	(2)	(2)

Total income tax expense from continuing operations	758	377	186	116

Total income tax benefit from discontinued operations	(2)	—	—	—

Total income tax expense included in Consolidated Statements of Operations(a)	$756	$377	$186	$116

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

(a)	Included in the “Total current income taxes” line above are uncertain tax benefits relating primarily to certain temporary differences of $91 million at Duke Energy, uncertain tax expenses of $42 million, $22 million and $20 million at Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana, respectively.

	For the Year Ended December 31, 2008
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)

Current income taxes
Federal	$60	$(20)	$110	$126
State	17	17	9	39
Foreign	68	—	—	—

Total current income taxes	145	(3)	119	165

Deferred income taxes
Federal	388	329	52	(11)
State	50	54	2	(1)
Foreign	46	—	—	—

Total deferred income taxes	484	383	54	(12)

Investment tax credit amortization	(13)	(8)	(2)	(3)

Total income tax expense from continuing operations	616	372	171	150

Total income tax benefit from discontinued operations	(3)	—	—	—
Total income tax expense from extraordinary item	37	—	37	—

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2008
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Total income tax expense included in Consolidated Statements of Operations(a)	$650	$372	$208	$150

(a)	Included in the “Total current income taxes” line above are uncertain tax benefits relating primarily to certain temporary differences of $46 million at Duke Energy, uncertain tax expenses of $2 million at Duke Energy Carolinas, uncertain tax benefits of $17 million at Duke Energy Ohio and uncertain tax benefits of $18 million at Duke Energy Indiana.

Duke Energy Income from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2010	2009	2008
	(in millions)
Domestic	$1,731	$1,433	$1,575
Foreign	479	398	316

Total income from continuing operations before income taxes	$2,210	$1,831	$1,891

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$774	$454	$(108)	$155
State income tax, net of federal income tax effect	82	48	14	26
Tax differential on foreign earnings	(22)	—	—	—
Goodwill impairment charges	175	—	237	—

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
AFUDC equity income	(82)	(61)	(2)	(20)
Other items, net	(37)	16	(9)	(5)

Total income tax expense from continuing operations	$890	$457	$132	$156

Effective tax rate	40.3%	35.3%	(43.0)%	35.5%

	For the Year Ended December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$641	$378	$(84)	$111
State income tax, net of federal income tax effect	98	40	9	18
Tax differential on foreign earnings	(16)	—	—	—
Goodwill impairment charges	130	—	254	—
AFUDC equity income	(53)	(44)	1	(10)
Other items, net	(42)	3	6	(3)

Total income tax expense from continuing operations	$758	$377	$186	$116

Effective tax rate	41.4%	34.9%	(77.5)%	36.7%

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2008
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$663	$372	$160	$143
State income tax, net of federal income tax effect	43	46	7	25
Tax differential on foreign earnings	3	—	—	—
AFUDC equity income	(52)	(33)	(3)	(16)
Other items, net	(41)	(13)	7	(2)

Total income tax expense from continuing operations	$616	$372	$171	$150

Effective tax rate	32.5%	35.0%	37.3%	36.8%

Valuation allowances have been established for certain foreign and state net operating loss carryforwards that reduce deferred tax assets to an amount that will be realized on a more-likely-than-not basis. The net change in the total valuation allowance is included in Tax differential on foreign earnings and State income tax, net of federal income tax effect in the above table.

Net Deferred Income Tax Liability Components

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Deferred credits and other liabilities	$679	$204	$61	$70
Tax Credit Carryforwards(a)	392	52	—	100
Other	262	15	19	5

Total deferred income tax assets	1,333	271	80	175
Valuation allowance	(145)	—	—	—

Net deferred income tax assets	1,188	271	80	175

Investments and other assets	(781)	(675)	(11)	(41)
Accelerated depreciation rates	(6,052)	(2,990)	(1,529)	(973)
Regulatory assets and deferred debits	(996)	(513)	(171)	(93)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Total deferred income tax liabilities	(7,829)	(4,178)	(1,711)	(1,107)

Net deferred income tax liabilities	$(6,641)	$(3,907)	$(1,631)	$(932)

(a)	Of the tax credit carryforwards, $247 million relate to investment tax credits expiring in 2029 and subsequent periods and $145 million relates to alternative minimum tax credits that have no expiration.

	For the Year Ended December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Deferred credits and other liabilities	$591	$321	$35	$87
Tax Credit Carryforwards	290	48	—	89
Other	260	20	13	3

Total deferred income tax assets	1,141	389	48	179
Valuation allowance	(163)	—	—	—

Net deferred income tax assets	978	389	48	179

Investments and other assets	(594)	(539)	(72)	(30)
Accelerated depreciation rates	(4,744)	(2,323)	(1,436)	(694)
Regulatory assets and deferred debits	(1,184)	(552)	(160)	(166)
Other	—	—	—	—

Total deferred income tax liabilities	(6,522)	(3,414)	(1,668)	(890)

Net deferred income tax liabilities	$(5,544)	$(3,025)	$(1,620)	$(711)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Assets (Liabilities)

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Current deferred tax assets, included in other current assets	$236	$81	$9	$41
Non-current deferred tax assets, included in other investments and other assets	101	—	—	—
Non-current deferred tax liabilities	(6,978)	(3,988)	(1,640)	(973)

Total net deferred income tax liabilities	$(6,641)	$(3,907)	$(1,631)	$(932)

	For the Year Ended December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Current deferred tax assets, included in other current assets	$3	$62	$—	$—
Non-current deferred tax assets, included in other investments and other assets	95	—	—	—
Current deferred tax liabilities, included in other current liabilities	(27)	—	(43)	(32)
Non-current deferred tax liabilities	(5,615)	(3,087)	(1,577)	(679)

Total net deferred income tax liabilities	$(5,544)	$(3,025)	$(1,620)	$(711)

Deferred income taxes and foreign withholding taxes have not been provided on undistributed earnings of Duke Energy’s foreign subsidiaries when such amounts are deemed to be indefinitely reinvested. The cumulative undistributed earnings as of December 31, 2010 on which Duke Energy has not provided deferred income taxes and foreign withholding taxes is $1.2 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $175 million and $250 million.

Changes to Unrecognized Tax Benefits

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	Increase/(Decrease)
	(in millions)
Unrecognized Tax Benefits—January 1,	$664	$517	$32	$28

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	36	14	15	7
Gross decreases—tax positions in prior periods	(43)	(7)	(21)	(13)
Gross increases—current period tax positions	5	3	1	1
Settlements	(320)	(310)	2	(2)

Total Changes	(322)	(300)	(3)	(7)

Unrecognized Tax Benefits—December 31,	$342	$217	$29	$21

	For the Year Ended December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	Increase/(Decrease)
	(in millions)
Unrecognized Tax Benefits—January 1,	$572	$462	$15	$9

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	132	58	30	22
Gross decreases—tax positions in prior periods	(38)	(11)	(9)	(1)
Gross increases—current period tax positions	11	8	1	2
Settlements	(13)	—	(5)	(4)

Total Changes	92	55	17	19

Unrecognized Tax Benefits—December 31,	$664	$517	$32	$28

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	For the Year Ended December 31, 2008
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	Increase/(Decrease)
	(in millions)
Unrecognized Tax Benefits—January 1,	$348	$189	$47	$30

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	294	281	—	—
Gross decreases—tax positions in prior periods	(65)	(11)	(22)	(21)
Gross increases—current period tax positions	5	3	—	—
Settlements	(7)	—	(10)	—
Lapse of statute of limitations	(3)	—	—	—

Total Changes	224	273	(32)	(21)

Unrecognized Tax Benefits—December 31,	$572	$462	$15	$9

Duke Energy. At December 31, 2010, Duke Energy had $113 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate or be classified as a regulatory liability. At this time, Duke Energy is unable to estimate the specific effect to either. At December 31, 2010, Duke Energy had $11 million that, if recognized, would be recorded as a component of discontinued operations. Duke Energy does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

During the years ended December 31, 2010, 2009 and 2008, Duke Energy recognized $26 million of net interest income, $7 million of net interest expense and $2 million of net interest income, respectively, related to income taxes. At December 31, 2010 and 2009, Duke Energy’s Consolidated Balance Sheets included $33 million and $21 million, respectively, of interest receivable, which reflects all interest related to income taxes, and $3 million and $3 million, respectively, related to accruals for the payment of penalties.

Duke Energy Carolinas. At December 31, 2010, Duke Energy Carolinas had $105 million of unrecognized tax benefit that, if recognized, may affect the effective tax rate or a regulatory liability. At this time, Duke Energy Carolinas is unable to estimate the specific effect to either. Duke Energy Carolinas does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

During the years ended December 31, 2010, 2009 and 2008, Duke Energy Carolinas recognized $18 million of net interest income, no net interest income or expense and $2 million of net interest expense, respectively, related to income taxes. At December 31, 2010 and 2009, Duke Energy Carolinas’ Consolidated Balance Sheets included $34 million and $32 million, respectively, of interest receivable related to income taxes. No amount has been accrued for the payment of penalties in the Consolidated Balance Sheets at either December 31, 2010 or 2009.

Duke Energy Ohio. At December 31, 2010, Duke Energy Ohio had $1 million of unrecognized tax benefits that, if recognized, would affect the effective tax rate. Duke Energy Ohio does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

During the years ended December 31, 2010, 2009 and 2008, Duke Energy Ohio recognized $4 million of net interest income, $8 million of net interest expense and $7 million of net interest income, respectively, related to income taxes. At December 31, 2010 and 2009, Duke Energy Ohio had $1 million of interest payable and $5 million of interest payable, respectively, which reflects all interest related to income taxes. No amount has been accrued for the payment of penalties in the Consolidated Balance Sheets at either December 31, 2010 or 2009.

Duke Energy Indiana. At December 31, 2010, no portion of the total unrecognized tax benefits, if recognized, would affect the effective tax rate. Duke Energy Indiana does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

During the years ended December 31, 2010, 2009 and 2008, Duke Energy Indiana recognized $5 million of net interest income, $5 million of net interest expense and $4 million of net interest income, respectively, related to income taxes. At December 31, 2010 and 2009,

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Duke Energy Indiana had interest payable of $2 million and $6 million, respectively, which reflects all interest related to income taxes. No amount has been accrued for the payment of penalties in the Consolidated Balance Sheets at either December 31, 2010 or 2009.

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

As of December 31, 2010 and 2009, $208 million and $359 million, respectively, of federal income tax receivables were included in Other within Current Assets on the Consolidated Balance Sheets. At December 31, 2009, the balance exceeded 5% of Total Current Assets.

23. Subsequent Events

For information on subsequent events related to acquisitions, regulatory matters and commitments and contingencies, see Notes 3, 4 and 5, respectively.

24. Quarterly Financial Data (Unaudited)

Duke Energy

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions, except per share data)
2010
Operating revenues	$3,594	$3,287	$3,946	$3,445	$14,272
Operating income (loss)	761	(14)	1,033	681	2,461
Net income (loss) attributable to Duke Energy Corporation	445	(222)	670	427	1,320
Earnings (loss) per share:
Basic(a)	$0.34	$(0.17)	$0.51	$0.32	$1.00
Diluted(a)	$0.34	$(0.17)	$0.51	$0.32	$1.00
2009
Operating revenues	$3,312	$2,913	$3,396	$3,110	$12,731
Operating income	681	528	445	595	2,249
Net income attributable to Duke Energy Corporation	344	276	109	346	1,075
Earnings per share:
Basic(a)	$0.27	$0.21	$0.08	$0.26	$0.83
Diluted(a)	$0.27	$0.21	$0.08	$0.26	$0.83

(a)	Quarterly EPS amounts are meant to be stand-alone calculations and are not always additive to full-year amount due to rounding.

All amounts discussed below are pre-tax unless otherwise noted.

During the first quarter of 2010, Duke Energy recorded the following unusual or infrequently occurring item: a $68 million charge related to a voluntary severance program (See Note 19).

During the second quarter of 2010, Duke Energy recorded the following unusual or infrequently occurring items: a $500 million non-cash goodwill impairment charge related to the non-regulated Midwest generation reporting unit to write-down the value of the goodwill to the estimated fair value (see Note 12); a $160 million impairment charge related to certain generating assets and emission allowances in the Midwest to write-down the value of these assets to their estimated fair value (see Note 12); and a $76 million charge related to a voluntary severance program (See Note 19).

During the third quarter of 2010, Duke Energy recorded the following unusual or infrequently occurring items: a $44 million charge to operating expenses to reflect the impact of a settlement agreement provision which reduces the return on equity for a portion of the Edwardsport IGCC plant construction costs (See Note 4): and a $20 million charge related to a voluntary severance program (See Note 19).

During the fourth quarter of 2010, Duke Energy recorded the following unusual or infrequently occurring items: a $109 million gain on the sale of its 30% equity investment in Q-Comm Corporation (See Note 13); a $139 million gain on the sale of a 50% interest in DukeNet (See Note 3): and an $8 million charge related to a voluntary severance program (See Note 19).

During the first quarter of 2009, Duke Energy recorded the following unusual or infrequently occurring item: a $33 million charge associated with performance guarantees issued on behalf of Crescent (see Note 7).

During the second quarter of 2009, Duke Energy recorded the following unusual or infrequently occurring item: a $33 million charge associated with an adverse ruling on prior year’s transmission fees in Brazil (see Note 5).

During the third quarter of 2009, Duke Energy recorded the following unusual or infrequently occurring items: a $371 million non-cash goodwill impairment charge related to the non-regulated Midwest generation reporting unit to write-down the value of the goodwill to the estimated fair value (see Note 12); and a $42 million impairment charge related to certain generating assets in the Midwest to write-down the value of these assets to their estimated fair value (see Note 12).

During the fourth quarter of 2009, Duke Energy recorded the following unusual or infrequently occurring item: an $18 million impairment charge to write-down the carrying value of International Energy’s investment in Attiki (see Note 13).

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2010
Operating revenues	$1,545	$1,513	$1,877	$1,489	$6,424
Operating income	347	313	521	264	1,445
Net income	192	202	315	129	838
2009
Operating revenues	$1,353	$1,290	$1,544	$1,308	$5,495
Operating income	306	291	450	240	1,287
Net income	162	151	265	124	702

All amounts discussed below are pre-tax unless otherwise noted.

During the first quarter of 2010, Duke Energy Carolinas recorded the following unusual or infrequently occurring item: a $42 million charge related to a voluntary severance program (See Note 19).

During the second quarter of 2010, Duke Energy Carolinas recorded the following unusual or infrequently occurring item: a $43 million charge related to a voluntary severance program (See Note 19).

During the third quarter of 2010, Duke Energy Carolinas recorded the following unusual or infrequently occurring item: a $13 million charge related to a voluntary severance program (See Note 19).

During the fourth quarter of 2010, Duke Energy Carolinas recorded the following unusual or infrequently occurring item: a $1 million charge related to a voluntary severance program (See Note 19).

There were no unusual or infrequently occurring items during the first, second, third, or fourth quarters of 2009.

Duke Energy Ohio

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2010
Operating revenues	$977	$649	$923	$780	$3,329
Operating income (loss)	222	(781)	279	55	(225)
Net income (loss)	130	(759)	176	12	(441)
2009
Operating revenues	$1,006	$736	$872	$774	$3,388
Operating income (loss)	167	99	(536)	136	(134)
Net income (loss)	85	45	(628)	72	(426)

All amounts discussed below are pre-tax unless otherwise noted.

During the first quarter of 2010, Duke Energy Ohio recorded the following unusual or infrequently occurring item: an $11 million charge related to a voluntary severance program (See Note 19).

During the second quarter of 2010, Duke Energy Ohio recorded the following unusual or infrequently occurring items: a $461 million non-cash goodwill impairment charge related to the non-regulated Midwest generation reporting unit to write-down the value of the goodwill to the estimated fair value (see Note 12); a $160 million impairment charge related to certain generating assets and emission allowances in the Midwest to write-down the value of these assets to their estimated fair value (see Note 12); a $216 million non-cash goodwill impairment charge related to the Ohio T&D reporting unit to write-down the value of the goodwill to the estimated fair value (See Note 12); and a $10 million charge related to a voluntary severance program (See Note 19).

During the third quarter of 2010, Duke Energy Ohio recorded the following unusual or infrequently occurring item: a $2 million charge related to a voluntary severance program (See Note 19).

During the fourth quarter of 2010, Duke Energy Ohio recorded the following unusual or infrequently occurring item: a $17M charge related to an unfavorable PUCO ruling for Ohio storm costs previously deferred; a $1 million charge related to a voluntary severance program (See Note 19).

There were no unusual or infrequently occurring items during the first, second, or fourth quarters of 2009.

During the third quarter of 2009, Duke Energy Ohio recorded the following unusual or infrequently occurring items: a $727 million non-cash goodwill impairment charge related to the non-regulated Midwest generation reporting unit to write-down the value of the goodwill to the estimated fair value (see Note 12); and a $42 million impairment charge related to certain generating assets in the Midwest to write-down the value of these assets to their estimated fair value (see Note 12).

Duke Energy Indiana

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements—(Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2010
Operating revenues	$610	$579	$694	$637	$2,520
Operating income	121	109	149	127	506
Net income	70	57	92	66	285
2009
Operating revenues	$613	$550	$622	$568	$2,353
Operating income	102	96	113	112	423
Net income	48	40	55	58	201

All amounts discussed below are pre-tax unless otherwise noted.

During the first quarter of 2010, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a $10 million charge related to a voluntary severance program (See Note 19).

During the second quarter of 2010, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a $16 million charge related to a voluntary severance program (See Note 19).

During the third quarter of 2010, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a $44 million disallowance impairment charge related to the Edwardsport IGCC plant construction costs (See Note 4); and a $3 million charge related to a voluntary severance program (See Note 19).

During the fourth quarter of 2010, Duke Energy Indiana recorded the following unusual or infrequently occurring item: a $4 million charge related to a voluntary severance program (See Note 19).

There were no unusual or infrequently occurring items during the first, second, third, or fourth quarters of 2009.

PART II

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

	Years Ended December 31,
	2010	2009	2008
Operating Revenues	$—	$—	$—

Operating Expenses	52	1	(4)

Operating (Loss) Income	(52)	(1)	4
Equity in Earnings of Subsidiaries	1,384	1,095	1,275
Other Income and Expenses, net	6	9	(8)
Interest Expense	139	99	42

Income Before Income Taxes	1,199	1,004	1,229
Income Tax Benefit	(118)	(59)	(50)

Income From Continuing Operations	1,317	(1,063)	1,279
Income (Loss) From Discontinued Operations, net of tax	3	12	16

Income Before Extraordinary Items	1,320	1,075	1,295
Extraordinary Items, net of tax	—	—	67

Net Income	$1,320	$1,075	$1,362

Common Stock Data
Earnings per share (from continuing operations)
Basic	$1.00	$0.82	$1.01
Diluted	$1.00	$0.82	$1.01
Earnings (loss) per share (from discontinued operations)
Basic	$—	$0.01	$0.02
Diluted	$—	$0.01	$0.01
Earnings per share (before extraordinary items)
Basic	$1.00	$0.83	$1.03
Diluted	$1.00	$0.83	$1.02
Earnings per share (from extraordinary items)
Basic	$—	$—	$0.05
Diluted	$—	$—	$0.05
Earnings per share
Basic	$1.00	$0.83	$1.08
Diluted	$1.00	$0.83	$1.07
Dividends per share	$0.97	$0.94	$0.90
Weighted-average shares outstanding
Basic	1,318	1,293	1,265
Diluted	1,319	1,294	1,267

PART II

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

(In millions, except per-share amounts)

	December 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$488	$365
Receivables	913	1,240
Other	34	55

Total current assets	1,435	1,660

Investments and Other Assets
Notes receivable	450	450
Investment in consolidated subsidiaries	24,410	23,361
Other	525	1,099

Total investments and other assets	25,385	24,910

Total Assets	$26,820	$26,570

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$138	$102
Taxes accrued	39	—
Other	58	71

Total current liabilities	235	173

Long-term Debt	3,222	2,971

Other Long-Term Liabilities
Deferred income taxes	—	175
Other	841	1,501

Total other long-term liabilities	841	1,676

Commitments and Contingencies
Common Stockholders’ Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,329 million and 1,309 million shares outstanding at December 31, 2010 and December 31, 2009, respectively	1	1
Additional paid-in capital	21,023	20,661
Retained earnings	1,496	1,460
Accumulated other comprehensive loss	2	(372)

Total common stockholders’ equity	22,522	21,750

Total Liabilities and Common Stockholders’ Equity	$26,820	$26,570

PART II

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,320	$1,075	$1,362
Adjustments to reconcile net income to net cash provided by operating activities	(1,142)	(1,002)	(748)

Net cash provided by operating activities	178	73	614

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	—	—	(1,117)
Proceeds from sales and maturities of available-for-sale securities	36	17	1,367
Distributions from wholly-owned subsidiaries	350	—	—
Investment in wholly-owned subsidiary	—	(250)	—
Notes receivable from affiliates, net	263	(272)	(765)
Other	6	9	(19)

Net cash provided by (used in) investing activities	655	(496)	(534)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	522	1,740	771
Issuance of common stock related to employee benefit plans	302	519	133
Payments for the redemption of long-term debt	(274)	—	—
Notes payable and commercial paper	(2)	(269)	112
Dividends paid	(1,284)	(1,222)	(1,143)
Other	26	15	27

Net cash (used in) provided by financing activities	(710)	783	(100)

Net increase (decrease) in cash and cash equivalents	123	360	(20)
Cash and cash equivalents at beginning of period	365	5	25

Cash and cash equivalents at end of period	$488	$365	$5

PART II

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

1. Basis of Presentation

Duke Energy Corporation (Duke Energy) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in the merger conditions issued by various state commissions in connection with Duke Energy’s merger with Cinergy Corp. (Cinergy) in April 2006, there are restrictions on Duke Energy’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.” Accordingly, these condensed financial statements have been prepared on a parent-only basis. Under this parent-only presentation, Duke Energy’s investments in its consolidated subsidiaries are presented under the equity method of accounting. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States (U.S.) for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Duke Energy’s audited Consolidated Financial Statements contained within Part II, Item 8 of this Form 10-K for the year ended December 31, 2010.

Duke Energy and its subsidiaries file a consolidated federal income tax return and other state and foreign jurisdictional returns as required. The taxable income of Duke Energy’s wholly-owned operating subsidiaries is reflected in Duke Energy’s U.S. federal and state income tax returns. Duke Energy has a tax sharing agreement with its wholly-owned operating subsidiaries, where the separate return method is used to allocate tax expenses and benefits to the wholly-owned operating subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that Duke Energy’s wholly-owned operating subsidiaries would incur if each were a separate company filing its own tax return as a C-Corporation.

2. Debt

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2010	2009
			(in millions)
Unsecured debt	5.0%	2013 – 2019	$2,772	$2,521
Commercial paper(a)	0.4%		450	450

Total long-term debt			$3,222	$2,971

(a)	Includes $450 million at December 31, 2010 and 2009 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances , along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 14 days as of December 31, 2010 and 2009, respectively.

At December 31, 2010, Duke Energy has guaranteed approximately $2.0 billion of debt issued by Duke Energy Carolinas, LLC, one of Duke Energy’s wholly-owned operating subsidiaries.

In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

In August 2009, Duke Energy issued $1 billion principal amount of senior notes, of which $500 million carry a fixed interest rate of 3.95% and mature September 15, 2014 and $500 million carry a fixed interest rate of 5.05% and mature September 15, 2019. Proceeds from the issuance were used to redeem commercial paper, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In January 2009, Duke Energy issued $750 million principal amount of 6.30% senior notes due February 1, 2014. Proceeds from the issuance were used to redeem commercial paper and for general corporate purposes.

Annual Maturities as of December 31, 2010

(in millions)
2011	$450
2012	—
2013	249
2014	1,325
2015	450
Thereafter	748

Total long-term debt, including current maturities	$3,222

PART II

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

3. Commitments and Contingencies

Duke Energy and its subsidiaries are a party to litigation, environmental and other matters. For further information, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Duke Energy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2010 was approximately $4.4 billion. Of this amount, substantially all relates to guarantees of wholly-owned consolidated entities, including debt issued by Duke Energy Carolinas discussed above, and less than wholly-owned consolidated entities. The majority of these guarantees expire at various times between 2011 and 2035, with the remaining performance guarantees having no contractual expiration. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further discussion of guarantees issued on behalf of unconsolidated affiliates and third parties.

4. Related Party Transactions

Balances due to or due from related parties included in the Balance Sheets as of December 31, 2010 and 2009 are as follows:

	December 31,
Assets (Liabilities)	2010	2009
	(in millions)
Current assets due from affiliated companies(a)(b)	$39	$78
Current liabilities due to affiliated companies(c)	$(135)	$(101)
Non-current liabilities due to affiliated companies(d)	$(766)	$(766)

(a)	Balance excludes assets or liabilities associated with money pool arrangements, which are discussed below.
(b)	The balances at December 31, 2010 and 2009 are classified as Receivables on the Balance Sheets.
(c)	The balances at December 31, 2010 and 2009 are classified as Accounts Payable on the Balance Sheets.
(d)	The balances at December 31, 2010 and 2009 are classified as Other within Other Long-Term Liabilities on the Balance Sheets.

Duke Energy provides support to certain subsidiaries for their short-term borrowing needs through participation in a money pool arrangement. Under this arrangement, certain subsidiaries with short-term funds may provide short-term loans to affiliates participating under this arrangement. Additionally, Duke Energy provides loans to subsidiaries through the money pool, but is not permitted to borrow funds through the money pool arrangement. Duke Energy had receivables of approximately $872 million and $1,135 million as of December 31, 2010 and 2009, respectively, classified within Receivables in the accompanying Balance Sheets. Additionally, Duke Energy had money pool-related receivables of $450 million classified as Notes Receivable within Investments and Other Assets on the Balance Sheets as of both December 31, 2010 and 2009. The $263 million decrease in money pool receivables during 2010 and the $272 million increase during 2009 are reflected as Notes Receivable from Affiliates, net within Net Cash (Used in) Provided by Investing Activities on the Condensed Statements of Cash Flows. In conjunction with the money pool arrangement, Duke Energy recorded interest income of approximately $7 million, $12 million and $23 million in 2010, 2009 and 2008, respectively, which is included in Other Income and Expenses, net on the Condensed Statements of Operations.

Duke Energy also provides funding to and sweeps cash from subsidiaries that do not participate in the money pool. For these subsidiaries, the cash is used in or generated from their operations, capital expenditures, debt payments and other activities. Amounts funded or received are carried as open accounts as either Investments and Advances to Consolidated Subsidiaries or as Other Non-Current Liabilities and do not bear interest. These amounts are included within Net Cash (Used in) Provided by Operating Activities on the Condensed Statements of Cash Flows.

During the year ended December 31, 2010, Duke Energy forgave a $29 million advance to Cinergy Corp. During the year ended December 31, 2009, Duke Energy contributed approximately $250 million of capital to its wholly-owned subsidiary, Cinergy Corp. Additionally, Duke Energy received dividends from Duke Energy Carolinas of $350 million in 2010 and from Cinergy Corp. of $200 million in 2008, which are reflected within Net Cash (Used in) Provided by Operating Activities on the Condensed Statements of Cash Flows.

PART II

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Duke Energy

		Additions:
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(In millions)
December 31, 2010:
Injuries and damages(b)	$984	$1	$—	$127	$858
Allowance for doubtful accounts	42	26	—	34	34
Allowance for doubtful accounts – restricted receivables of VIEs(c)	6	7	22	1	34
Other(d)	396	120	44	180	380

	$1,428	$154	$66	342	$1,306

December 31, 2009:
Injuries and damages(b)	$1,035	$—	$—	$51	$984
Allowance for doubtful accounts	42	23	9	26	48
Other(d)	555	52	24	235	396

	$1,632	$75	$33	$312	$1,428

December 31, 2008:
Injuries and damages(b)	$1,086	$—	$—	$51	$1,035
Allowance for doubtful accounts	67	34	—	59	42
Other(d)	623	137	36	241	555

	$1,776	$171	$36	$351	$1,632

(a)	Principally cash payments and reserve reversals.
(b)	Principally asbestos reserves at Duke Energy Carolinas.
(c)	Principally allowance for Cinergy Receivables which was Consolidated on January 1, 2010.
(d)	Principally nuclear property insurance reserves at Duke Energy Carolinas, insurance reserves at Bison and other reserves, included in Other within Current Liabilities or Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts above do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

Duke Energy Carolinas

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2010:
Injuries and damages(b)	$980	$—	$—	$127	$853
Allowance for doubtful accounts	2	17	—	16	3
Allowance for doubtful accounts – restricted receivables of VIEs	6	1	—	1	6
Other (c)	124	31	3	25	133

	$1,112	$49	$3	$169	995

PART II

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2009:
Injuries and damages(b)	$1,031	$—	$—	$51	$980
Allowance for doubtful accounts	7	17	—	16	8
Other(c)	200	4	—	80	124

	$1,238	$21	$—	$147	$1,112

December 31, 2008:
Injuries and damages(b)	$1,081	$—	$—	$50	$1,031
Allowance for doubtful accounts	6	15	—	14	7
Other(c)	189	18	—	7	200

	$1,276	$33	$—	$71	$1,238

(a)	Principally cash payments and reserve reversals.
(b)	Principally asbestos reserves.
(c)	Principally nuclear property insurance and other reserves, included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts above do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

Duke Energy Ohio

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
Year Ended December 31, 2010:
Allowance for doubtful accounts	$17	$1	$—	$—	$18
Environmental(b)	20	—	39	10	49
Uncertain Tax Provisions	—	20	—	10	10
Other(c)	11	—	—	10	1

	$48	$21	$39	$30	$78

Year Ended December 31, 2009:
Allowance for doubtful accounts	$18	$1	$—	$2	$17
Environmental(b)	11	(10)	21	2	20
Other(c)	11	2	—	2	11

	$40	$(7)	$21	$6	$48

Year Ended December 31, 2008:
Allowance for doubtful accounts	$3	$15	—	$—	$18
Environmental(b)	8	4	—	1	11
Uncertain tax provisions(d)	10	—	—	10	—
Other(c)	3	10	—	2	11

	$24	$29	$—	$13	$40

(a)	Principally cash payments and reserve reversals.
(b)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. In 2009, PUCO issued an order allowing the deferral of costs related to Manufactured Gas Plant sites into a regulatory asset, which resulted in a net credit to expense during 2009.

PART II

(c)	Principally mark-to-market and other reserves, included in Unrealized gains on mark-to-market and hedging transactions within Current Assets and Other within Investments and Other Assets, Unrealized losses on mark-to-market and hedging transactions within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(d)	Included in Taxes accrued and Interest accrued within Current Liabilities on the Consolidated Balance Sheets.

Duke Energy Indiana

		Additions
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(In millions)
December 31, 2010:
Injuries and damages	$4	$—	$—	$—	$4
Allowance for doubtful accounts	1	—	—	—	1
Other(b)	18	1	—	7	12

	$23	$1	$—	$7	$17

December 31, 2009:
Injuries and damages	$4	$—	$—	$—	$4
Allowance for doubtful accounts	1	1	—	1	1
Other(b)	15	5	—	2	18

	$20	$6	$—	$3	$23

December 31, 2008:
Injuries and damages	$4	$—	$—	$—	$4
Allowance for doubtful accounts	1	1	—	1	1
Other(b)	10	6	—	1	15

	$15	$7	$—	$2	$20

(a)	Principally cash payments and reserve reversals.
(b)	Principally environmental reserves included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts above do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

PART II

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures – Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2010, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2010 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

Management’s Annual Report On Internal Control Over Financial Reporting

The Duke Energy Registrants’ management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Duke Energy Registrants’ internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with U.S. generally accepted accounting principles. Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies and procedures may deteriorate.

The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2010 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2010.

Deloitte & Touche LLP, Duke Energy’s independent registered public accounting firm, has issued an attestation report on the effectiveness of Duke Energy’s internal control over financial reporting.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Duke Energy will provide information that is responsive to this Item 10 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Directors and Executive Officers,” and possibly elsewhere therein. That information is incorporated in this Item 10 by reference.

Item 11. Executive Compensation.

Duke Energy will provide information that is responsive to this Item 11 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Executive Compensation,” and possibly elsewhere therein. That information is incorporated in this Item 11 by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Duke Energy will provide information that is responsive to this Item 12 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters,” and possibly elsewhere therein. That information is incorporated in this Item 12 by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Duke Energy will provide information that is responsive to this Item 13 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions, “ and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) provided professional services to Duke Energy Corporation (Duke Energy) and its consolidated subsidiaries for 2010 and 2009. A portion of these costs have been allocated to Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants). The following tables present the Deloitte fees for services rendered to Duke Energy and the Subsidiary Registrants during 2010 and 2009:

Duke Energy

(In millions)

Types of Fees	2010	2009
Audit Fees (a)	$8.5	$8.8
Audit-Related Fees(b)	2.1	1.8
Tax Fees(c)	0.8	0.4
All Other Fees(d)	—	0.1

Total Fees:	$11.4	$11.1

Subsidiary Registrants

(In millions)

	Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
Types of Fees	2010	2009	2010	2009	2010	2009
Audit Fees (a)	$4.2	$4.1	$1.8	$2.1	$1.3	$1.4
Audit-Related Fees(b)	1.1	0.8	0.4	0.4	0.3	0.3
Tax Fees(c)	0.4	0.2	0.2	0.1	0.1	0.1

Total Fees:	$5.7	$5.1	$2.4	$2.6	$1.7	$1.8

(a)	Audit Fees are fees billed or expected to be billed for professional services for the audit of Duke Energy and the Subsidiary Registrants’ financial statements included in the annual report on Form 10-K and the review of financial statements included in quarterly reports on Form 10-Q, for services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or for any other service performed by Deloitte to comply with generally accepted auditing standards.
(b)	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of an audit or review of financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(c)	Tax Fees are fees for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.
(d)	All Other Fees are fees for any services not included in the first three categories, primarily translation of audited financials into foreign languages, accounting training and conferences.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including the Subsidiary Registrants that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the Securities and Exchange Commission’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2010 and 2009 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Corporation:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Equity and Comprehensive Income for the Years ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule I—Condensed Parent Company Financial Information for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

Duke Energy Carolinas, LLC:

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Member’s Equity and Comprehensive Income for the Years ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements

Quarterly Financial Data, (unaudited, included in Note 25 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Duke Energy Ohio, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 25 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2010, 2009 and 2008

Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

Duke Energy Indiana, Inc.

Consolidated Financial Statements

Consolidated Statements of Operations for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Cash Flows for the Years Ended December 31, 2010, 2009 and 2008

Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Years Ended December 31, 2010, 2009 and 2008

Notes to the Consolidated Financial Statements

Quarterly Financial Data (unaudited, included in Note 25 to the Consolidated Financial Statements)

Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2010, 2009 and 2008 Report of Independent Registered Public Accounting Firm

All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.

(b) Exhibits—See Exhibit Index immediately following the signature page.

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

Date: February 25, 2011

DUKE ENERGY CORPORATION (Registrants)

By:	/s/ JAMES E. ROGERS
James E. Rogers
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chairman, President and Chief Executive Officer (Principal Executive Officer and Director)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Group Executive and Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller (Principal Accounting Officer)

(iv)	Directors:

	William Barnet, III*	Ann M. Gray*

	G. Alex Bernhardt, Sr.*	James H. Hance, Jr.*

	Michael G. Browning*	E. James Reinsch*

	Daniel R. DiMicco*	James T. Rhodes*

	John H. Forsgren*	Philip R. Sharp*

Date: February 25, 2011

Lynn J. Good, by signing her name hereto, does hereby sign this document on behalf of the registrant and on behalf of each of the above-named persons previously indicated by asterisk pursuant to a power of attorney duly executed by the registrant and such persons, filed with the Securities and Exchange Commission as an exhibit hereto.

By:	/s/ LYNN J. GOOD
Attorney-In-Fact

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011

DUKE ENERGY CAROLINAS, LLC (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller (Principal Accounting Officer)

(iii)	Directors:

/s/ James E. Rogers
James E. Rogers

/s/ Lynn J. Good
Lynn J. Good

/s/ Marc E. Manly
Marc E. Manly

Date: February 25, 2011

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011

DUKE ENERGY OHIO, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller (Principal Accounting Officer)

(iii)	Directors:

/s/ James E. Rogers
James E. Rogers

/s/ Lynn J. Good
Lynn J. Good

/s/ Marc E. Manly
Marc E. Manly

Date: February 25, 2011

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 25, 2011

DUKE ENERGY INDIANA, INC. (Registrant)

By:	/s/ JAMES E. ROGERS
James E. Rogers Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

(i)	/s/ JAMES E. ROGERS
James E. Rogers
Chief Executive Officer (Principal Executive Officer)

(ii)	/s/ LYNN J. GOOD
Lynn J. Good
Chief Financial Officer (Principal Financial Officer)

(iii)	/s/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller (Principal Accounting Officer)

(iii)	Directors:

/s/ Julie K. Griffith
Julie K. Griffith

/s/ Douglas F. Esamann
Douglas F. Esamann

/s/ Marc E. Manly
Marc E. Manly

Date: February 25, 2011

PART IV

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**).The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

2.1***	Agreement and Plan of Merger, dated as of May 8, 2005, as amended as of July 11, 2005, as of October 3, 2005 and as of March 30, 2006, by and among the registrant, Duke Energy Corporation, Cinergy Corp., Deer Acquisition Corp., and Cougar Acquisition Corp. (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 2-1).	X	X

2.2***	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 2.1).	X

2.3***	Agreement and Plan of Merger by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. dated as of January 8, 2011 (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32583, January 11, 2011).	X

3.1	Amended and restated Certificate of Incorporation (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 3-1).	X

3.2	Articles of Organization Including Articles of Conversion (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.1).		X

3.2.1	Amended Certificate of Incorporation, effective October 1, 2006 (filed with the Form 10-Q of the registrant for the quarter ended September 30, 2006, File No. 1-4928, as exhibit 3.1).		X

3.3	Amended Articles of Incorporation of Duke Energy Ohio, Inc. effective October 23, 1996 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1996, File No. 1-1232).			X

3.3.1	Amended Articles of Consolidation, effective October 1, 2006 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2006, File No. 1-1232).			X

3.4	Amended Articles of Consolidation of PSI, as amended April 20, 1995 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1995, File No. 1-3543).				X

3.4.1	Amendment to Article D of the Amended Articles of Consolidation of PSI, effective July 10, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).				X

3.4.2	Amended Articles of Consolidation, effective October 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2006, File No. 1-3543).				X

3.5	Amended and Restated By-Laws of registrant (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, March 3, 2008, as Exhibit 3.1).	X

3.6	Limited Liability Company Operating Agreement (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.1).		X

3.7	Regulations of Duke Energy Ohio, Inc., as amended on July 23, 2003 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).			X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

3.8	By-Laws of PSI, as amended on July 23, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2003, File No. 1-3543).				X

4.1	Original Indenture (First Mortgage Bonds) between Duke Energy Ohio, Inc. and The Bank of New York (as Trustee) dated as of August 1, 1936 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-2374).			X

4.1.1	Fourteenth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of November 2, 1972 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-60961).			X

4.1.2	Thirty-third Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of September 1, 1992 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-53578).			X

4.1.3	Thirty-fourth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of October 1, 1993 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1993, File No. 1-1232).			X

4.1.4	Thirty-fifth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of January 1, 1994 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-52335).			X

4.1.5	Thirty-sixth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of February 15, 1994 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-52335).			X

4.1.6	Thirty-seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of October 14, 1996 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1996, File No. 1-1232).			X

4.1.7	Thirty-eighth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of February 1, 2001 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended March 31, 2001, File No. 1-1232).			X

4.1.8	Thirty-ninth Supplemental Indenture dated as of September 1, 2002, between Duke Energy Ohio, Inc. and The Bank of New York, as Trustee (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).			X

4.2	Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee, and LaSalle National Bank, as Successor Trustee (filed as Exhibit A-Part 5 in File No. 70-258 Supplemental Indenture dated March 30, 1984).				X

4.2.1	Forty-second Supplemental Indenture between PSI and LaSalle National Bank dated August 1, 1988 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1988, File No. 1-3543).				X

4.2.2	Forty-fourth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1990, File No. 1-3543).				X

4.2.3	Forty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1990, File No. 1-3543).				X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.2.4	Forty-sixth Supplemental Indenture between PSI and LaSalle National Bank dated June 1, 1990 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1991, File No. 1-3543).				X

4.2.5	Forty-seventh Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1991 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1991, File No. 1-3543).				X

4.2.6	Forty-eighth Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1992 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, File No. 1-3543).				X

4.2.7	Forty-ninth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, File No. 1-3543).				X

4.2.8	Fiftieth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, File No. 1-3543).				X

4.2.9	Fifty-first Supplemental Indenture between PSI and LaSalle National Bank dated February 1, 1994 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1993, File No. 1-3543).				X

4.2.10	Fifty-second Supplemental Indenture between PSI and LaSalle National Bank, as Trustee, dated as of April 30, 1999 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 1999, File No. 1-3543).				X

4.2.11	Fifty-third Supplemental Indenture between PSI and LaSalle National Bank dated June 15, 2001 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2001, File No. 1-3543).				X

4.2.12

Fifty-fourth Supplemental Indenture dated as of September 1, 2002, between PSI and LaSalle Bank National Association, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended

September 30, 2002, File No. 1-3543).

X

4.2.13	Fifty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).				X

4.2.14	Fifty-Sixth Supplemental Indenture dated as of December 1, 2004, between PSI and LaSalle Bank National Association, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 2004, File No. 1-3543).				X

4.3	Repayment Agreement between Duke Energy Ohio, Inc. and The Dayton Power and Light Company dated as of December 23, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1992, File No. 1-1232).			X

4.4	Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).				X

4.4.1	First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).				X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.4.2	Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).				X

4.4.3	Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).				X

4.4.4	Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).				X

4.4.5	Sixth Supplemental Indenture dated as of April 30, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 1999, File No. 1-3543).				X

4.4.6	Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1999, File No. 1-3543).				X

4.4.7	Eighth Supplemental Indenture dated as of September 23, 2003, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).				X

4.4.8	Tenth Supplemental Indenture dated as of June 9, 2006, between PSI Energy, Inc. and The Bank of New York Trust Company, N.A. (successor trustee to Fifth Third Bank), as Trustee (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on June 15, 2006, File No. 1-3543).				X

4.5	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated as of September 13, 1995 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1995, File No. 1-1232).			X

4.6	Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978 (filed with the registration statement of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), File No. 2-62543).				X

4.6.1	Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1984, File No. 1-3543).				X

4.7	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated August 1, 2001 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2001, File No. 1-1232).			X

4.8	Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and LaSalle National Bank, as Trustee (filed with Form 10-K/A No. 2 of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, filed on July 15, 1993, File No. 1-3543).				X

4.9	Original Indenture (Unsecured Debt Securities) between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of May 15, 1995 (filed with the registration statement on Form 8-A, filed on July 24, 1995, File No. 1-1232).			X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.9.1	First Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 1, 1995 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 1995, File No. 1-1232).			X

4.9.2	Second Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 30, 1995 (filed with the registration statement on Form 8-A, filed on July 24, 1995, File No. 1-1232).			X

4.9.3	Third Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of October 9, 1997 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1997, File No. 1-1232).			X

4.9.4	Fourth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of April 1, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended March 31, 1998, File No. 1-1232).			X

4.9.5	Fifth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 9, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 1998, File No. 1-1232).			X

4.9.6	Sixth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of September 15, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).			X

4.9.7	Seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 15, 2003 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).			X

4.10	Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and LaSalle National Bank, as Trustee (filed with Form 10-K/A No. 2 of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, filed on July 15, 1993, File No. 1-3543).				X

4.11	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of September 1, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).			X

4.12	Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

4.13	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series A (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).			X

4.14	Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).				X

4.15	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series B (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).			X

4.16	Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI				X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).

4.17	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of July 15, 1998 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).				X

4.18	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of May 1, 2000 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2000, File No. 1-3543).				X

4.19	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002 File No. 1-3543).				X

4.20	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002, File No. 1-3543).				X

4.21	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).				X

4.22	6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).				X

4.23	6.403% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).				X

4.24	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004B (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).				X

4.25	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004C (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).				X

10.1	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2).	X

10.1.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC ((filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2.1).	X

10.2	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2).		X

10.2.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as		X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2.1).

10.3	Employment Agreement dated February 4, 2004, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy, Indiana, Inc., and James E. Rogers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).			X

10.4	Employment Agreement dated February 4, 2004, among Cinergy Corp., CG&E, and PSI, and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.5**	Directors’ Charitable Giving Program (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-P).	X

10.5.1**	Amendment to Directors’ Charitable Giving Program dated June 18, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.1).	X

10.5.2**	Amendment to Directors’ Charitable Giving Program dated July 28, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.2).	X

10.5.3**	Amendment to Directors’ Charitable Giving Program dated February 18, 1998 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.3).	X

10.6	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Power Company LLC (formerly Duke Energy Corporation) and the Trustee (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.1).		X

10.7	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).			X

10.7.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).			X

10.8	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.8.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.9**	Duke Energy Corporation 1998 Long-Term Incentive Plan, as amended (filed as Exhibit 1 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).	X

10.10	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power		X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

scheduling services from September 1, 2006 through December 31, 2021 (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.15).

10.11	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Donald B. Ingle, Jr. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).			X

10.12	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Donald B. Ingle, Jr. (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.13**	Duke Energy Corporation Executive Short-Term Incentive Plan (filed as Exhibit 2 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).	X

10.14	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed with the Form 8-K of the registrant, July 5, 2007, File No. 1-4928, as Exhibit 10.1).		X

10.15	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).			X

10.15.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).			X

10.15.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/02, File No. 1-1232).			X

10.16	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.16.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.16.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.17**	Duke Energy Corporation Executive Savings Plan, as amended and restated (filed with Form 8-K of Duke	X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

Energy Corporation, October 31, 2007, File No. 1-32853, as Exhibit 10.1).

10.18	Asset Purchase Agreement by and Between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated December 20, 2006 (filed with the Form 8-K of the registrant, File No. 1-4928, December 27, 2006, as exhibit 10.1).		X

10.19	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).			X

10.19.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).			X

10.20	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.20.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.21**	Non-Qualified Option Agreement dated as of November 17, 2003 pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan, by and between Duke Energy Corporation and Paul M. Anderson (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-18.4).	X

10.22	Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the U.S. Department of Energy dated as of March 6, 2007 (filed with the Form 8-K of the registrant, File No. 1-4928, March 12, 2007, as item 8.01).		X

10.23	Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc. and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).			X

10.23.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).			X

10.24	Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.24.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI, and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.25**	Form of Phantom Stock Award Agreement dated February 28, 2005, pursuant to Duke Energy Corporation	X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

1998 Long-Term Incentive Plan by and between Duke Energy Corporation and each of Fred J. Fowler, David L. Hauser, Jimmy W. Mogg and Ruth G. Shaw (filed with the Form 8-K of Duke Energy Carolinas, LLC, File No. 1-4928, February 28, 2005, as Exhibit 10-2).

10.26	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone &Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, November 13, 2007, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)		X

10.27	Deferred Compensation Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/92, File No. 1-1232).			X

10.28	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.29**	Form of Phantom Stock Award Agreement dated as of May 11, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and Jimmy W. Mogg. (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-6).	X

10.30	Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, May 14, 2008, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).		X

10.31	Split Dollar Insurance Agreement, effective as of May 1, 1993, between Duke Energy Ohio, Inc. and Jackson H. Randolph (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/94, File No. 1-1232).			X

10.32	Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.32.1	First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers dated December 11, 1992 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.33**	Form of Phantom Stock Award Agreement dated as of May 12, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and nonemployee directors (filed in Form 8-K of Duke Energy Carolinas, LLC, May 17, 2005, File No. 1-4928, as Exhibit 10-1).	X

10.34	Amended No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of the registrant, March 12, 2008, File No. 1-4928, as Exhibit 10.1).		X

10.35	Amended and Restated Supplemental Retirement Income Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1995 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/95, File No. 1-1232).			X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.36	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.37	Form of Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.1).	X

10.38	Amended and Restated Engineering and Construction Agreement, dated as of December 21, 2009, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.		X

10.39	Amended and Restated Supplemental Executive Retirement Income Agreement between Duke Energy Ohio, Inc. and certain executive officers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/97, File No. 1-1232).			X

10.40	Asset Purchase Agreement by and among Capital & Trading., CinCap VII, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.41	Form of Performance Share Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.2).	X

10.42	Eighty-Eighth Supplemental Indenture dated as of November 17, 2008, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed with the Form 8-K of the registrant, File No. 1-4928, November 17, 2008, as item 4.1).		X

10.43	Asset Purchase Agreement by and among Duke Energy Indiana, Inc. and Duke Energy Ohio, Inc. and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2005, File No. 1-1232).			X

10.44	Asset Purchase Agreement by and among PSI and CG&E and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.45**	Employment Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.1).	X

10.45.1**	Performance Award Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.2).	X

10.45.2**	Phantom Stock Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.3).	X

10.46	Underwriting Agreement, dated as of November 12, 2008, with Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein, in connection with Duke Energy Carolinas, LLC’s issuance and sale of $400,000,000 aggregate principal amount of its First and Refunding Mortgage Bonds, 5.75% Series C due 2013 and $500,000,000 aggregate principal amount of its First and Refunding Mortgage Bonds, 7.00% Series C due 2018 (filed with the Form 8-K of the registrant, File No. 1-4928, November 17, 2008, as item 99.1).		X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.47	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Ohio, Inc., July 5, 2007, File No. 1-1232, as Exhibit 10.1).			X

10.47.1	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Ohio, Inc., March 12, 2008, File No. 1-1232, as Exhibit 10.1).			X

10.48	Underwriting Agreement in connection with PSI issuance and sale of $350,000,000 aggregate principal amount of its 6.12% Debentures due 2035 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.49**	Form Phantom Stock Award Agreement and Election to Defer (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, May 16, 2006, as Exhibit 10.1).	X

10.50	Keepwell Agreement, dated April 10, 2006, between Duke Capital LLC and Duke Energy Ohio, Inc. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on April 14, 2006, File No. 1-1232).			X

10.51	$2,000,000,000 Amended and Restated Credit Agreement among the registrant, such subsidiaries, the banks listed therein, Barclays Bank PLC, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.51.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Indiana, Inc., July 5, 2007, File No. 1-3543, as Exhibit 10.1).				X

10.51.2	Amendment No. 1 to the Amended and Restated Credit Agreement (filed in Form 8-K of Duke Energy Indiana, Inc., March 12, 2008, File No. 1-3543, as Exhibit 10.1).				X

10.52	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.15).	X

10.53	Asset Purchase Agreement by and between Duke Energy Indiana, Inc., as Seller, and Wabash Valley Power Association, Inc., as Buyer, Dated as of December 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.54	Purchase and Sale Agreement by and among Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, June 30, 2006, as Exhibit 10.1).	X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.55	$330,000,000 Letter of Credit Agreement dated as of September 19, 2008, among Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., the banks listed therein, Bank of America, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria, S.A.-New York Branch, as Syndication Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., Intesa Sanpaolo S.p.A., New York Branch, Mizuho Corporate Bank (USA), and Wells Fargo Bank, National Association, as Co-Documentation Agents (filed with Form 10-Q of Duke Energy Indiana, Inc. for the quarter ended September 30, 2008, File No. 1-3543, as Exhibit 10.1).				X

10.56**	Form of Amendment to Performance Award Agreement and Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.1).	X

10.57	Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).				X

10.58**	Form of Amendment to Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.2).	X

10.59	Formation and Sale Agreement by and among Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2006, File No. 1-32853, as Exhibit 10.3).	X

10.60	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Energy Carolinas, LLC (formerly Duke Energy Corporation) and the Trustee (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.1).	X

10.60.1	Stock Option Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.4).	X

10.61**	Duke Energy Corporation 2006 Long-Term Incentive Plan (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, October 27, 2006, as Exhibit 10.1).	X

10.62	Tax Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.1).	X

10.63	Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.2).	X

10.63.1	Amendment No. 1 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.4).	X

10.63.2	Amendment No. 2 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in.	X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.5)

10.63.3	Amendment No. 3 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2007, File No. 1-32853, as Exhibit 10.3).	X

10.63.4	Amendment No. 4 to the Transition Services Agreement, dated as of June 30, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.1).	X

10.64	Employee Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.3)	X

10.65	First Amendment to Employee Matters Agreement, dated as of September 28, 2007 (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.3).	X

10.66**	Duke Energy Corporation Directors’ Savings Plan I & II, as amended and restated (filed with Form 8-K of Duke Energy Corporation, dated October 31, 2007, File No. 1-4298, as Exhibit 10.2).	X

10.67**	Form of Phantom Stock Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.01).	X

10.68**	Form of Performance Share Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.02).	X

10.69	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as item 2.1).	X

10.69.1	Amendment No. 1 to the Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.3).	X

10.70**	Amendment to the Duke Energy Corporation 1998 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.6).	X

10.71**	Amendment to the Duke Energy Corporation 2006 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.7).	X

10.72	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Corporation, July 5, 2007, File No. 1-32853, as Exhibit 10.1; the agreement was executed June 28).	X

10.72.1	Amendment No. 1 to Amended and Restated Credit Agreement (filed in Form 8-K of Duke Energy Corporation, March 12, 2008, File No. 1-32853, as Exhibit 10.1).	X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.73	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.2).	X

10.74**	Change in Control Agreement by and between Duke Energy Corporation and James L. Turner, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.64.1).	X

10.75**	Change in Control Agreement by and between Duke Energy Corporation and Marc E. Manly, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.66.1).	X

10.76	Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2008, File No. 1-32853, as Exhibit 10.1).	X

10.77**	Form of Phantom Stock Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.1).	X

10.78**	Form of Performance Share Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.2).	X

10.79	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Corporation, March 12, 2008, File No. 1- 32853, as Exhibit 10.1).	X

10.80**	Summary of Director Compensation Program (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.1).	X

10.81	Agreement and Plan of Merger by and among DEGS Wind I, LLC, DEGS Wind Vermont, Inc., Catamount Energy Corporation (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.2).	X

10.82	Amended and Restated Engineering and Construction Agreement, dated as of December 21, 2009, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.	X

10.83	Operating Agreement of Pioneer Transmission, LLC (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2008, File No. 1-32583, as Exhibit 10.1).	X

10.84**	Amendment to Duke Energy Corporation Executive Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.1).	X

10.85**	Duke Energy Corporation Executive Cash Balance Plan, as Amended and Restated Effective August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.2).	X

10.86**	Amendment to Employment Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583 as Exhibit 10.3).	X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.87**	Form of Amended and Restated Change in Control Agreement, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583 as Exhibit 10.4).	X

10.88**	Amendment to Phantom Stock and Performance Awards with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, File No. 1-32853, as Exhibit 10.5).	X

10.89**	Amendment to Deferred Compensation Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.6).	X

10.90**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Employees), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.7).	X

10.91**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Directors), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 99.1).	X

10.92**	Amendment to Duke Energy Corporation Directors’ Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 99.2).	X

10.93**	Deferred Compensation Agreement dated December 16, 1992, between PSI Energy, Inc. and James E. Rogers, Jr.	X

10.94	Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation. (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).	X

10.95	Retirement Agreement by and between Duke Energy Business Services LLC and David L. Hauser, effective as of June 22, 2009 (filed on Form 8-K of Duke Energy Corporation, June 26, 2009, File No. 1-32853, as Exhibit 99.1).	X

10.96	Amended and Restated Engineering and Construction Agreement, dated as of March 8, 2010, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2010, File No. 1-32853, as Exhibit 10.1).	X	X

*10.97**	Retirement Agreement dated December 9, 2010 between James L. Turner and Duke Energy Business Services LLC (filed on Form 8-K of Duke Energy Corporation, December 9, 2010, File No. 1-32583 as Exhibit 10.1).	X

10.98**	Form of Performance Award Agreement of Duke Energy Corporation (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32583 as Exhibit 10.1).	X

10.99**	Form of Phantom Stock Award of Duke Energy Corporation (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32583 as Exhibit 10.2).	X

10.100**	Form of Performance Award Agreement by and between Duke Energy Corporation and James E. Rogers (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32583 as Exhibit 10.3).	X

10.101	Duke Energy Corporation Executive Severance Plan (filed on Form 8-K of Duke Energy Corporation, January 10, 2011, File No. 1-32583 as Exhibit 10.1).	X

10.102*	Form of Amendment to Change in Control Agreement by Duke Energy Corporation.	X

10.103	$200,000,000 Credit Agreement dated as of April 7, 2010 among Duke Energy Corporation and Duke Energy Carolinas, LLC, as Borrowers, the banks listed therein,	X	X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

Branch Banking and Trust Company, as Administrative Agent, Regions Bank, as Syndication Agent and First Tennessee Bank N.A. and RBC Bank (USA) as Co-Documentation Agents (filed on Form 8-K of Duke Energy Corporation, April 12, 2010, File No. 1-32583 as Exhibit 10.1).

10.104	Ninety-First Supplemental Indenture dated as of June 7, 2010 of Duke Energy Carolinas, LLC to The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on Form 8-K of Duke Energy Carolinas, LLC, June 7, 2010, File No. 1-04928 as Exhibit 4.1).		X

10.105	Sixty-Second Supplemental Indenture, dated as of July 9, 2010, between the Company and Deutsche Bank National Trust Company, as trustee, providing for the issuance of the Bonds. (filed on Form 8-K of Duke Energy Indiana, July 9, 2010, File No. 1-03543 as Exhibit 4.1).				X

*12.1	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY CORPORATION	X

*12.2	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CAROLINAS		X

*12.3	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY OHIO			X

*12.4	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY INDIANA				X

*21	List of Subsidiaries.	X

*23.1.1	Consent of Independent Registered Public Accounting Firm.	X

*23.1.2	Consent of Independent Registered Public Accounting Firm.		X

*23.1.3	Consent of Independent Registered Public Accounting Firm.			X

*23.1.4	Consent of Independent Registered Public Accounting Firm.				X

*24.1	Power of attorney authorizing Lynn J. Good and others to sign the annual report on behalf of the registrant and certain of its directors and officers.	X

*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.	X

*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

101	Financials in XBRL Format	X

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.