Form 10-Q
period 2011-03-31
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2011-05-09
CIK 20290, 30371, 81020, 1326160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Duke Energy    Yes  ☐    No   ☒

Duke Energy Carolinas    Yes  ☐    No  ☒

Duke Energy Ohio    Yes  ☐    No  ☒

Duke Energy Indiana    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of April 29, 2011 Registrant	Description	Shares

Duke Energy	Common Stock, par value $0.001	1,331,331,752

Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.

Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.

Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

INDEX

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2011

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	2

	Duke Energy Corporation (Duke Energy)

	Unaudited Condensed Consolidated Statements of Operations	2

	Unaudited Condensed Consolidated Balance Sheets	3

	Unaudited Condensed Consolidated Statements of Cash Flows	5

	Unaudited Condensed Consolidated Statements of Equity and Comprehensive Income	6

	Duke Energy Carolinas, LLC (Duke Energy Carolinas)

	Unaudited Condensed Consolidated Statements of Operations	7

	Unaudited Condensed Consolidated Balance Sheets	8

	Unaudited Condensed Consolidated Statements of Cash Flows	10

	Unaudited Condensed Consolidated Statements of Member’s Equity and Comprehensive Income	11

	Duke Energy Ohio, Inc. (Duke Energy Ohio)

	Unaudited Condensed Consolidated Statements of Operations	12

	Unaudited Condensed Consolidated Balance Sheets	13

	Unaudited Condensed Consolidated Statements of Cash Flows	15

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss)	16

	Duke Energy Indiana, Inc. (Duke Energy Indiana)

	Unaudited Condensed Consolidated Statements of Operations	17

	Unaudited Condensed Consolidated Balance Sheets	18

	Unaudited Condensed Consolidated Statements of Cash Flows	20

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income	21

	Combined Notes to Unaudited Condensed Consolidated Financial Statements for Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana	22

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	70

3.	Quantitative and Qualitative Disclosures About Market Risk	81

4.	Controls and Procedures	82

PART II. OTHER INFORMATION

1.	Legal Proceedings	83

1A.	Risk Factors	83

2.	Unregistered Sales of Equity Securities and Use of Proceeds	83

4.	Removed and Reserved	83

6.	Exhibits	84

	Signatures	85

CAUTIONARY STATEMENT REGARDING FORWARD- LOOKING INFORMATION

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

•	The impact on the Duke Energy Registrants’ facilities and business from a terrorist attack;

•	The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;

•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;

•	The performance of electric generation facilities and of projects undertaken by Duke Energy’s non-regulated businesses;

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

•

The expected timing and likelihood of completion of the proposed merger with Progress Energy, Inc. (Progress Energy), including the timing, receipt and terms and conditions of any required governmental and regulatory approvals of the proposed merger that could reduce anticipated benefits or cause the parties to abandon the merger, the diversion of management’s time and attention from Duke Energy’s ongoing business during this time period, the ability to maintain relationships with customers, employees or suppliers as well as the ability to successfully integrate the businesses and realize cost savings and any other synergies and the risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect;

•	The risk that the proposed merger with Progress Energy is terminated prior to completion and results in significant transaction costs to Duke Energy; and

•	The ability to successfully complete merger, acquisition or divestiture plans.

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1. Financial Statement

	Three Months Ended March 31,
	2011	2010
Operating Revenues
Regulated electric	$2,573	$2,625
Non-regulated electric, natural gas, and other	855	698
Regulated natural gas	235	271

Total operating revenues	3,663	3,594

Operating Expenses
Fuel used in electric generation and purchased power—regulated	812	819
Fuel used in electric generation and purchased power—non-regulated	376	278
Cost of natural gas and coal sold	151	190
Operation, maintenance and other	880	899
Depreciation and amortization	454	456
Property and other taxes	186	193

Total operating expenses	2,859	2,835

Gains on Sales of Other Assets and Other, net	10	2

Operating Income	814	761

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	32	29
Gains on sales of unconsolidated affiliates	2	—
Other income and expenses, net	117	91

Total other income and expenses	151	120

Interest Expense	219	210

Income Before Income Taxes	746	671
Income Tax Expense	233	226

Net Income	513	445
Less: Net Income Attributable to Noncontrolling Interests	2	—

Net Income Attributable to Duke Energy Corporation	$511	$445

Earnings Per Share—Basic and Diluted
Net income attributable to Duke Energy Corporation common stockholders
Basic	$0.38	$0.34
Diluted	$0.38	$0.34
Dividends per share	$0.245	$0.24
Weighted-average shares outstanding
Basic	1,330	1,310
Diluted	1,331	1,311

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$1,419	$1,670
Short-term investments	9	—
Receivables (net of allowance for doubtful accounts of $37 at March 31, 2011 and $34 at December 31, 2010)	744	855
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $38 at March 31, 2011 and $34 at December 31, 2010)	1,181	1,302
Inventory	1,347	1,318
Other	845	1,078

Total current assets	5,545	6,223

Investments and Other Assets
Investments in equity method unconsolidated affiliates	445	444
Nuclear decommissioning trust funds	2,104	2,014
Goodwill	3,862	3,858
Intangibles, net	463	467
Notes receivable	61	42
Restricted other assets of variable interest entities	162	139
Other	2,224	2,300

Total investments and other assets	9,321	9,264

Property, Plant and Equipment
Cost	58,515	57,597
Cost, variable interest entities	920	942
Less accumulated depreciation and amortization	18,491	18,195

Net property, plant and equipment	40,944	40,344

Regulatory Assets and Deferred Debits
Deferred debt expense	239	246
Regulatory assets related to income taxes	806	780
Other	2,131	2,233

Total regulatory assets and deferred debits	3,176	3,259

Total Assets	$58,986	$59,090

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	March 31, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,305	$1,587
Non-recourse notes payable of variable interest entities	275	216
Taxes accrued	382	412
Interest accrued	267	237
Current maturities of long-term debt	1,029	275
Other	939	1,170

Total current liabilities	4,197	3,897

Long-term Debt	16,254	16,959

Non-recourse long-term debt of variable interest entities	972	976

Deferred Credits and Other Liabilities
Deferred income taxes	7,039	6,978
Investment tax credits	361	359
Asset retirement obligations	1,843	1,816
Other	5,464	5,452

Total deferred credits and other liabilities	14,707	14,605

Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,331 million and 1,329 million shares outstanding at March 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	21,027	21,023
Retained earnings	1,676	1,496
Accumulated other comprehensive loss	30	2

Total Duke Energy Corporation shareholders’ equity	22,734	22,522
Noncontrolling interests	122	131

Total equity	22,856	22,653

Total Liabilities and Equity	$58,986	$59,090

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$513	$445
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	504	506
Equity component of AFUDC	(60)	(55)
Severance expense	—	68
Gains on sales of other assets	(13)	(1)
Deferred income taxes	175	162
Equity in earnings of unconsolidated affiliates	(32)	(29)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	18	3
Receivables	218	94
Inventory	(31)	180
Other current assets	96	14
Increase (decrease) in
Accounts payable	(192)	(114)
Taxes accrued	(29)	(52)
Other current liabilities	(193)	(179)
Other assets	27	81
Other liabilities	(40)	(2)

Net cash provided by operating activities	961	1,121

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,006)	(1,179)
Investment expenditures	(3)	(20)
Acquisitions	(2)	—
Purchases of available-for-sale securities	(710)	(591)
Proceeds from sales and maturities of available-for-sale securities	675	550
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	103	3
Purchases of emission allowances	(4)	(5)
Sales of emission allowances	10	7
Change in restricted cash	14	1
Other	5	(2)

Net cash used in investing activities	(918)	(1,236)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	—	451
Issuance of common stock related to employee benefit plans	6	31
Payments for the redemption of long-term debt	(18)	(609)
Notes payable and commercial paper	58	93
Distributions to noncontrolling interests	(10)	—
Dividends paid	(331)	(316)
Other	1	3

Net cash used in financing activities	(294)	(347)

Net decrease in cash and cash equivalents	(251)	(462)
Cash and cash equivalents at beginning of period	1,670	1,542

Cash and cash equivalents at end of period	$1,419	$1,080

Supplemental Disclosures:
Significant non-cash transactions:
Debt associated with the consolidation of Cinergy Receivables	$—	$257
Accrued capital expenditures	$282	$473

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)				Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
					Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI
Balance at December 31, 2009	1,309	$1	$20,661	$1,460	$17	$(22)	$(31)	$(336)	$21,750	$136	$21,886

Net income	—	—	—	445	—	—	—	—	445	—	445
Other comprehensive income									—		—
Foreign currency translation adjustments	—	—	—	—	(18)	—	—	—	(18)	(4)	(22)
Pension and OPEB related adjustments to AOCI(c)	—	—	—	—	—	—	—	13	13	—	13
Reclassification into earnings from cash flow hedges(a)	—	—	—	—	—	1	—	—	1	—	1
Unrealized gain on investments in auction rate securities(b)	—	—	—	—	—		3	—	3	—	3

Total comprehensive income									444	(4)	440
Common stock issuances, including dividend reinvestment and employee benefits	3	—	36	—	—	—	—	—	36	—	36
Common stock dividends	—	—	—	(316)	—	—	—	—	(316)	—	(316)
Changes in noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	2	2

Balance at March 31, 2010	1,312	$1	$20,697	$1,589	$(1)	$(21)	$(28)	$(323)	$21,914	$134	$22,048

Balance at December 31, 2010	1,329	$1	$21,023	$1,496	$97	$(18)	$(17)	$(60)	$22,522	$131	$22,653

Net income	—	—	—	511	—	—	—	—	511	2	513
Other comprehensive income									—		—
Foreign currency translation adjustments	—	—	—	—	31	—	—	—	31	—	31
Pension and OPEB related adjustments to AOCI(c)	—	—	—	—	—	—	—	(9)	(9)	—	(9)
Net unrealized gain on cash flow hedges(d)						2			2		2
Reclassification into earnings from cash flow hedges(a)	—	—	—	—	—	1	—	—	1	—	1
Unrealized gain on investments in auction rate securities and other available for sale securities(b)	—	—	—	—	—	—	3	—	3	—	3

Total comprehensive income									539	2	541
Common stock issuances, including dividend reinvestment and employee benefits	2	—	4	—	—	—	—	—	4	—	4
Common stock dividends	—	—	—	(331)	—	—	—	—	(331)	—	(331)
Changes in noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(11)	(11)

Balance at March 31, 2011	1,331	$1	$21,027	$1,676	$128	$(15)	$(14)	$(69)	$22,734	$122	$22,856

(a)	Net of insignificant tax expense in 2011 and 2010.
(b)	Net of $3 tax expense in 2011 and $2 tax expense in 2010.
(c)	Net of $3 tax benefit in 2011 and $5 tax benefit in 2010.
(d)	Net of $1 tax expense in 2011.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Operating Revenues-Regulated Electric	$1,552	$1,545

Operating Expenses
Fuel used in electric generation and purchased power	469	454
Operation, maintenance and other	435	460
Depreciation and amortization	201	193
Property and other taxes	84	93

Total operating expenses	1,189	1,200

Gains on Sales of Other Assets and Other, net	—	2

Operating Income	363	347
Other Income and Expenses, net	42	50
Interest Expense	89	90

Income Before Income Taxes	316	307
Income Tax Expense	111	115

Net Income	$205	$192

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$91	$153
Receivables (net of allowance for doubtful accounts of $3 at March 31, 2011 and December 31, 2010)	589	669
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at March 31, 2011 and December 31, 2010)	575	637
Inventory	773	716
Other	298	398

Total current assets	2,326	2,573

Investments and Other Assets
Nuclear decommissioning trust funds	2,104	2,014
Other	1,029	1,119

Total investments and other assets	3,133	3,133

Property, Plant and Equipment
Cost	31,744	31,191
Less accumulated depreciation and amortization	11,295	11,126

Net property, plant and equipment	20,449	20,065

Regulatory Assets and Deferred Debits
Deferred debt expense	165	169
Regulatory assets related to income taxes	621	601
Other	771	847

Total regulatory assets and deferred debits	1,557	1,617

Total Assets	$27,465	$27,388

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	March 31, 2011	December 31, 2010
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$708	$856
Taxes accrued	58	114
Interest accrued	140	109
Current maturities of long-term debt	757	8
Other	403	485

Total current liabilities	2,066	1,572

Long-term Debt	6,712	7,462

Non-recourse long-term debt of variable interest entities	300	300

Deferred Credits and Other Liabilities
Deferred income taxes	4,095	3,988
Investment tax credits	208	205
Accrued pension and other post-retirement benefits	243	242
Asset retirement obligations	1,753	1,728
Other	2,967	2,975

Total deferred credits and other liabilities	9,266	9,138

Commitments and Contingencies
Member’s Equity
Member’s Equity	9,143	8,938
Accumulated other comprehensive loss	(22)	(22)

Total member’s equity	9,121	8,916

Total Liabilities and Member’s Equity	$27,465	$27,388

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$205	$192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	249	240
Equity component of AFUDC	(39)	(40)
Severance expense	—	41
Gains on sales of other assets and other, net	—	(2)
Deferred income taxes	119	92
Accrued pension and other post-retirement benefit costs	8	9
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	—	(1)
Receivables	246	97
Inventory	(59)	86
Other current assets	147	2
Increase (decrease) in
Accounts payable	(116)	18
Taxes accrued	(56)	(30)
Other current liabilities	(40)	(58)
Other assets	(4)	7
Other liabilities	(43)	(44)

Net cash provided by operating activities	617	609

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(562)	(599)
Purchases of available-for-sale securities	(428)	(304)
Proceeds from sales and maturities of available-for-sale securities	416	294
Sales of emission allowances	—	2
Notes due from affiliate	(104)	212
Other	—	(3)

Net cash used in investing activities	(678)	(398)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(1)	(301)
Distribution to parent	—	(200)

Net cash used in financing activities	(1)	(501)

Net decrease in cash and cash equivalents	(62)	(290)
Cash and cash equivalents at beginning of period	153	394

Cash and cash equivalents at end of period	$91	$104

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$153	$172

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income (Loss)
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271

Net income and total comprehensive income	192	—	—	192
Distribution to parent	(200)	—	—	(200)

Balance at March 31, 2010	$8,296	$(24)	$(9)	$8,263

Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916

Net income and total comprehensive income	205	—	—	205

Balance at March 31, 2011	$9,143	$(20)	$(2)	$9,121

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Operating Revenues
Regulated electric	$372	$482
Non-regulated electric and other	271	224
Regulated natural gas	236	271

Total operating revenues	879	977

Operating Expenses
Fuel used in electric generation and purchased power—regulated	97	141
Fuel used in electric generation and purchased power—non-regulated	164	84
Cost of natural gas and coal sold	119	158
Operation, maintenance and other	205	186
Depreciation and amortization	88	110
Property and other taxes	73	75

Total operating expenses	746	754

Gains (Losses) on Sales of Other Assets and Other, net	2	(1)

Operating Income	135	222
Other Income and Expenses, net	5	7
Interest Expense	24	30

Income Before Income Taxes	116	199
Income Tax Expense	43	69

Net Income	$73	$130

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$98	$228
Receivables (net of allowance for doubtful accounts of $18 at March 31, 2011 and December 31, 2010)	814	888
Inventory	221	254
Other	91	121

Total current assets	1,224	1,491

Investments and Other Assets
Goodwill	921	921
Intangibles, net	241	248
Other	65	62

Total investments and other assets	1,227	1,231

Property, Plant and Equipment
Cost	10,339	10,259
Less accumulated depreciation and amortization	2,474	2,411

Net property, plant and equipment	7,865	7,848

Regulatory Assets and Deferred Debits
Deferred debt expense	22	23
Regulatory assets related to income taxes	76	78
Other	353	353

Total regulatory assets and deferred debits	451	454

Total Assets	$10,767	$11,024

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	March 31, 2011	December 31, 2010
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$398	$467
Taxes accrued	163	153
Interest accrued	31	22
Current maturities of long-term debt	7	7
Other	110	99

Total current liabilities	709	748

Long-term Debt	2,555	2,557

Deferred Credits and Other Liabilities
Deferred income taxes	1,642	1,640
Investment tax credits	9	9
Accrued pension and other post-retirement benefit costs	208	207
Asset retirement obligations	27	27
Other	365	372

Total deferred credits and other liabilities	2,251	2,255

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at March 31, 2011 and December 31, 2010	762	762
Additional paid-in capital	5,285	5,570
Retained deficit	(773)	(846)
Accumulated other comprehensive loss	(22)	(22)

Total common stockholder’s equity	5,252	5,464

Total Liabilities and Common Stockholder’s Equity	$10,767	$11,024

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$73	$130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89	110
Severance expense	—	10
(Gains) Losses on sales of other assets and other, net	(2)	1
Deferred income taxes	36	3
Accrued pension and other post-retirement benefit costs	4	4
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	(50)
Receivables	78	72
Inventory	33	49
Other current assets	14	22
Increase (decrease) in
Accounts payable	(64)	(187)
Taxes accrued	10	45
Other current liabilities	(1)	(6)
Other assets	4	58
Other liabilities	(28)	2

Net cash provided by operating activities	244	263

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(96)	(88)
Purchases of emission allowances	(3)	(4)
Sales of emission allowances	10	3
Notes due from affiliate	(4)	(179)
Change in restricted cash	4	—
Other	(1)	—

Net cash used in investing activities	(90)	(268)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(2)	(2)
Notes payable to affiliate	3	—
Dividend to parent	(285)	—

Net cash used in financing activities	(284)	(2)

Net decrease in cash and cash equivalents	(130)	(7)
Cash and cash equivalents at beginning of period	228	127

Cash and cash equivalents at end of period	$98	$120

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$35	$91

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898

Net income	—	—	130	—	—	130
Other comprehensive income
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	(1)	(1)

Total comprehensive income						129

Balance at March 31, 2010	$762	$5,570	$(275)	$1	$(31)	$6,027

Balance at December 31, 2010	$762	$5,570	$(846)	$—	$(22)	$5,464

Net income and total comprehensive income	—	—	73	—	—	73
Dividend to parent	—	(285)	—	—	—	(285)

Balance at March 31, 2011	$762	$5,285	$(773)	$—	$(22)	$5,252

(a)	Net of insignificant tax benefit.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
Operating Revenues-Regulated Electric	$659	$610

Operating Expenses
Fuel used in electric generation and purchased power	246	225
Operation, maintenance and other	161	143
Depreciation and amortization	100	101
Property and other taxes	22	20

Total operating expenses	529	489

Operating Income	130	121

Other Income and Expenses, net	23	18
Interest Expense	36	33

Income Before Income Taxes	117	106
Income Tax Expense	41	36

Net Income	$76	$70

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$52	$54
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2011 and December 31, 2010)	357	431
Inventory	278	267
Other	29	85

Total current assets	716	837

Investments and Other Assets
Intangibles, net	66	64
Other	127	126

Total investments and other assets	193	190

Property, Plant and Equipment
Cost	11,373	11,213
Less accumulated depreciation and amortization	3,331	3,341

Net property, plant and equipment	8,042	7,872

Regulatory Assets and Deferred Debits
Deferred debt expense	42	43
Regulatory assets related to income taxes	108	101
Other	568	588

Total regulatory assets and deferred debits	718	732

Total Assets	$9,669	$9,631

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	March 31, 2011	December 31, 2010
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$283	$314
Taxes accrued	72	45
Interest accrued	44	47
Current maturities of long-term debt	12	11
Other	85	99

Total current liabilities	496	516

Long-term Debt	3,459	3,461

Deferred Credits and Other Liabilities
Deferred income taxes	950	973
Investment tax credits	144	145
Accrued pension and other post-retirement benefit costs	267	270
Asset retirement obligations	46	46
Other	664	653

Total deferred credits and other liabilities	2,071	2,087

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at March 31, 2011 and December 31, 2010	1	1
Additional paid-in capital	1,358	1,358
Retained earnings	2,276	2,200
Accumulated other comprehensive income	8	8

Total common stockholder’s equity	3,643	3,567

Total Liabilities and Common Stockholder’s Equity	$9,669	$9,631

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$76	$70
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	100	102
Equity component of AFUDC	(19)	(13)
Severance expense	—	10
Deferred income taxes and investment tax credit amortization	7	—
Accrued pension and other post-retirement benefit costs	5	5
(Increase) decrease in
Receivables	77	26
Inventory	(12)	32
Other current assets	20	7
Increase (decrease) in
Accounts payable	12	(77)
Taxes accrued	26	45
Other current liabilities	(17)	(14)
Other assets	3	—
Other liabilities	(12)	(9)

Net cash provided by operating activities	266	184

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(269)	(310)
Purchases of available-for-sale securities	(1)	(4)
Proceeds from sales and maturities of available-for-sale securities	—	4
Purchases of emission allowances	—	(1)
Sales of emission allowances	—	2
Notes due from affiliate	(2)	(84)
Change in restricted cash	5	(1)
Other	—	1

Net cash used in investing activities	(267)	(393)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(1)	(1)
Capital contribution from parent	—	225

Net cash (used in) provided by financing activities	(1)	224

Net (decrease) increase in cash and cash equivalents	(2)	15
Cash and cash equivalents at beginning of period	54	20

Cash and cash equivalents at end of period	$52	$35

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$86	$162

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER'S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2009	$1	$1,008	$1,915	$10	$2,934

Net income	—	—	70	—	70
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	(1)

Total comprehensive income					69
Capital contribution from parent	—	225	—	—	225

Balance at March 31, 2010	$1	$1,233	$1,985	$9	$3,228

Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567

Net income and total comprehensive income	—	—	76	—	76

Balance at March 31, 2011	$1	$1,358	$2,276	$8	$3,643

(a)	Net of $1 tax benefit.

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

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements

Index to Combined Notes To Unaudited Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Registrant	Applicable Notes
Duke Energy Corporation	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 18, 19

Duke Energy Carolinas, LLC	1, 2, 4, 5, 6, 8, 9, 10, 11, 14, 15, 16, 17, 18, 19

Duke Energy Ohio, Inc.	1, 2, 4, 5, 6, 7, 8, 9, 11, 14, 15, 16, 17, 18, 19

Duke Energy Indiana, Inc.	1, 2, 4, 5, 6, 8, 9, 10, 11, 14, 15, 16, 17, 18, 19

1. Organization and Basis of Presentation

Organization. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its direct and indirect wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in South America and Central America through International Energy. When discussing Duke Energy’s condensed consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to the Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself. See Note 2 for information related to reportable operating segments for each of the Duke Energy Registrants.

These Unaudited Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and all majority-owned subsidiaries where the respective Duke Energy Registrants have control and those variable interest entities (VIEs) where the respective Duke Energy Registrants are the primary beneficiary. These Unaudited Condensed Consolidated Financial Statements also reflect Duke Energy Carolinas’ approximate 19.25% proportionate share of the Catawba Nuclear Station, as well as Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio, Indiana and Kentucky, and Duke Energy Indiana’s proportionate share of certain generation and transmission facilities.

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

Duke Energy Ohio is a wholly-owned subsidiary of Cinergy Corp. (Cinergy), which is a wholly-owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly-owned subsidiary Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity and the sale of and/or transportation of natural gas. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC. Duke Energy Ohio applies regulatory accounting treatment to substantially all of the operations of its Franchised Electric and Gas operating segment and to certain rate riders associated with retail generation of its Commercial Power operating segment. See Note 2 for information about business segments.

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

See Note 3 for information regarding Duke Energy’s pending merger with Progress Energy, Inc (Progress).

Basis of Presentation. These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Condensed Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the respective Consolidated Financial Statements and Notes in the Duke Energy Registrants combined Form 10-K for the year ended December 31, 2010. These Unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of the respective company’s management, necessary to fairly present the financial position and results of operations of each Duke Energy Registrant. Amounts reported in each Duke Energy Registrants’ interim Unaudited Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

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

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

At March 31, 2011 and December 31, 2010, Duke Energy, Duke Energy Carolinas and Duke Energy Ohio had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Condensed Consolidated Balance Sheets as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Duke Energy	$658	$751
Duke Energy Carolinas	284	322
Duke Energy Ohio(a)	49	54

(a)	Primarily relates to wholesale sales within the Commercial Power segment.

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables. These transfers meet sales/derecognition criteria and therefore, Duke Energy Ohio and Duke Energy Indiana, account for the transfers of receivables to Cinergy Receivables as sales, and accordingly the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to Cinergy Receivables at March 31, 2011 and December 31, 2010 were as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Duke Energy Ohio	$73	$112
Duke Energy Indiana	101	125

See Note 11 for additional information.

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

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified by the PUCO as a Competitive Retail Electric Service provider in Ohio. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power develops, owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. In addition, DEGS engages in the development, construction and operation of renewable energy projects and is also developing transmission projects.

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25% interest in National Methanol Company, located in Saudi Arabia, which is a large regional producer of methanol and methyl tertiary butyl ether. The remainder of Duke Energy’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes unallocated corporate costs, which include costs not allocable to Duke Energy’s reportable business segments, primarily governance, costs to achieve mergers and divestitures, and costs associated with certain corporate severance programs. It also includes, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, Duke Energy’s 50% interest in DukeNet Communications, LLC (DukeNet) and related telecommunications businesses, and Duke Energy Trading and Marketing, LLC, which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy. In December 2010, Duke Energy sold a 50% ownership in DukeNet to investments funds managed by Alinda Capital Partners, LLC (collectively Alinda).

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2011
USFE&G	$2,674	$9	$2,683	$712	$347
Commercial Power	642	2	644	91	59
International Energy	348	—	348	180	21

Total reportable segments	3,664	11	3,675	983	427
Other	(1)	12	11	(45)	27
Eliminations	—	(23)	(23)	—	—
Interest expense	—	—	—	(219)	—
Interest income and other(a)	—	—	—	21	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	6	—

Total consolidated	$3,663	$—	$3,663	$746	$454

Three Months Ended March 31, 2010
USFE&G	$2,667	$9	$2,676	$744	$357
Commercial Power	577	2	579	129	58
International Energy	336	—	336	140	21

Total reportable segments	3,580	11	3,591	1,013	436
Other(b)	14	14	28	(146)	20
Eliminations	—	(25)	(25)	—	—
Interest expense	—	—	—	(210)	—
Interest income and other(a)	—	—	—	11	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	3	—

Total consolidated	$3,594	$—	$3,594	$671	$456

(a)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.
(b)	During the three months ended March 31, 2010, Other recorded a $68 million expense related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina (see Note 15).

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	March 31, 2011	December 31, 2010
	(in millions)
USFE&G	$45,227	$45,210
Commercial Power	6,601	6,704
International Energy	4,510	4,310

Total reportable segments	56,338	56,224
Other	2,554	2,845
Reclassifications(a)	94	21

Total consolidated assets	$58,986	$59,090

(a)	Primarily represents reclassification of federal tax balances in consolidation.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

Duke Energy Carolinas has one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina.

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain corporate governance costs allocated by its parent, Duke Energy (see Note 17).

Business Segment Data

	Segment EBIT/ Consolidated Income Before IncomeTaxes
	Three Months Ended March 31,
	2011	2010
	(in millions)
Franchised Electric	$446	$477

Total reportable segment	446	477
Other(a)	(41)	(82)
Interest expense	(89)	(90)
Interest income	—	2

Total consolidated	$316	$307

(a)	During the three months ended March 31, 2010, Other recorded a $41 million expense related to the 2010 voluntary severance plan (see Note 15).

Unaffiliated Revenues

For the three months ended March 31, 2011 and 2010, substantially all of Duke Energy Carolinas’ revenues are from its Franchised Electric operating segment. There were no intersegment revenues for the three months ended March 31, 2011 and 2010.

Depreciation and Amortization

For the three months ended March 31, 2011 and 2010, substantially all of Duke Energy Carolinas’ depreciation and amortization are from its Franchised Electric operating segment.

Segment Assets

At March 31, 2011 and December 31, 2010, substantially all of Duke Energy Carolinas’ assets are owned by its Franchised Electric operating segment.

Duke Energy Ohio

Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power.

Franchised Electric and Gas transmits and distributes electricity in southwestern Ohio and generates, transmits, distributes and sells electricity in northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly-owned subsidiary Duke Energy Kentucky.

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

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy (see Note 17).

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated Income Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended March 31, 2011
Franchised Electric and Gas	$464	$97	$46
Commercial Power	415	56	42

Total reportable segments	879	153	88
Other	—	(17)	—
Interest expense	—	(24)	—
Interest income and other	—	4	—

Total consolidated	$879	$116	$88

Three Months Ended March 31, 2010
Franchised Electric and Gas	$515	$101	$63
Commercial Power	462	149	47

Total reportable segments	977	250	110
Other	—	(27)	—
Interest expense	—	(30)	—
Interest income and other	—	6	—

Total consolidated	$977	$199	$110

(a)	There was an insignificant amount of intersegment revenues for the three months ended March 31, 2011 and 2010.

Segment Assets

	March 31, 2011	December 31, 2010
	(in millions)
Franchised Electric and Gas	$6,164	$6,258
Commercial Power	4,668	4,821

Total reportable segments	10,832	11,079
Other	155	192
Eliminations and reclassifications	(220)	(247)

Total consolidated assets	$10,767	$11,024

Duke Energy Indiana

Duke Energy Indiana has one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity in north central, central and southern Indiana.

The remainder of Duke Energy Indiana’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy (see Note 17).

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Business Segment Data

	Segment EBIT/Consolidated Income Before Income Taxes
	Three Months Ended March 31,
	2011	2010
	(in millions)
Franchised Electric	$162	$158

Total reportable segment	162	158
Other	(13)	(23)
Interest expense	(36)	(33)
Interest income and other	4	4

Total consolidated	$117	$106

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Unaffiliated Revenues

For the three months ended March 31, 2011 and 2010, substantially all of Duke Energy Indiana’s revenues are from its Franchised Electric operating segment. There were no intersegment revenues for the three months ended March 31, 2011 and 2010.

Depreciation and Amortization

For the three months ended March 31, 2011 and 2010, substantially all of Duke Energy Indiana’s depreciation and amortization are from its Franchised Electric operating segment.

Segment Assets

At March 31, 2011 and December 31, 2010, all of Duke Energy Indiana’s assets are owned by its Franchised Electric operating segment.

3. Acquisitions

Acquisitions. The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.

On January 8, 2011, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) with Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly-owned subsidiary (Merger Sub) and Progress Energy, a North Carolina corporation. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Progress Energy with Progress Energy continuing as the surviving corporation and a wholly-owned subsidiary of Duke Energy.

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be cancelled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be cancelled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy Common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at March 31, 2011, Duke Energy would issue 768 million shares of common stock to convert the Progress Energy common shares in the merger. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at March 31, 2011, Duke Energy would issue 256 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on the date Duke Energy and Progress Energy announced the execution of the Merger Agreement, the transaction would be valued at $14 billion and would result in incremental recorded goodwill to Duke Energy in the range of $7.5 to $8.5 billion, based on initial estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $13 billion based on Progress Energy’s outstanding indebtedness at the date of the merger agreement. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the FERC, the Federal Communications Commission (FCC), the NRC, the NCUC, and the KPSC. In connection with the merger, Duke Energy and Progress Energy are also seeking approval of the PSCSC for the future merger of their Carolinas utility companies, Duke Energy Carolinas and Progress Energy Carolinas. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public services commissions in those states on the merger, as applicable and as required. The status of these matters is as follows:

•

On March 17, 2011, Duke Energy filed an initial registration statement on Form S-4 with the Securities and Exchange Commission (SEC) for shares to be issued to consummate the merger with Progress Energy. On April 8, 2011 and April 25, 2011, Duke Energy filed amendments to its Form S-4 in response to comments received from the SEC. Meetings for Duke Energy and Progress Energy shareholders to vote on the Merger are expected to be held in the second or third quarter of 2011.

•

On March 28, 2011, Duke Energy and Progress Energy submitted Hart-Scott-Rodino antitrust filings to the U.S. Department of Justice (DOJ) and the Federal Trade Commission (FTC). The parties have met their obligations under the Hart-Scott-Rodino Act, which is no longer a bar to closing the transaction.

•

On March 30, 2011, Progress Energy made filings with the NRC for approval for indirect transfer of control of licenses for Progress Energy’s nuclear facilities to include Duke Energy as the ultimate parent corporation on these licenses.

•	On April 4, 2011, Duke Energy and Progress Energy filed a merger application and joint dispatch agreement with the NCUC. A public hearing has been scheduled to begin on September 20, 2011.

•	On April 4, 2011, Duke Energy and Progress Energy filed a merger application with the KPSC. The KPSC has not yet scheduled a public hearing.

•	On April 4, 2011, Duke Energy and Progress Energy made joint filings with the FERC, which assesses market power-related issues. The FERC is expected to rule on the merger application within 180 days.

•

On April 25, 2011, Duke Energy and Progress Energy, on behalf of their utility companies Duke Energy Carolinas and Progress Energy Carolinas, filed an application requesting the PSCSC to review the merger and approve the proposed Joint Dispatch Agreement and the future merger of Duke Energy Carolinas and Progress Energy Carolinas. The PSCSC has not yet scheduled a public hearing.

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

For the three months ended March 31, 2011, Duke Energy incurred transaction costs related to the Progress Energy merger of $11 million which are recorded within Operating Expenses in Duke Energy’s Condensed Consolidated Statement of Operations.

See Note 5 for information regarding litigation related to the pending merger with Progress Energy.

4. Regulatory Matters

Progress Energy Merger. See Note 3 for information regarding Duke Energy’s pending merger with Progress Energy, Inc.

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

Duke Energy Ohio Standard Service Offer (SSO). On November 15, 2010, Duke Energy Ohio filed for approval of its next SSO to replace the existing Electric Security Plan (ESP) that expires on December 31, 2011. The filing requested approval of a Market Rate Offer (MRO) through which generation supply will ultimately be procured through a competitive solicitation format. On February 23, 2011, the PUCO stated that Duke Energy Ohio did not file an application for a five-year MRO as required under Ohio statute. As a result, the PUCO ordered that the case cannot proceed as filed. On April 19, 2011, the PUCO approved Duke Energy Ohio’s request for rehearing. On May 4, 2011, the PUCO issued an Order reaffirming its February 23, 2011 rejection of Duke Energy Ohio’s SSO filing seeking approval of an MRO. Duke Energy Ohio is evaluating its options and plans to file a revised SSO in the second quarter of 2011.

Duke Energy Indiana Energy Efficiency. On September 28, 2010, Duke Energy Indiana filed a petition for new energy efficiency programs to enable meeting the IURC’s energy efficiency mandates. Duke Energy Indiana’s proposal requests recovery of costs through a rider including lost revenues and incentives for core plus energy efficiency programs and lost revenues and cost recovery for core energy efficiency programs. A hearing is scheduled for July 2011, with an order expected before year-end.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Indiana Storm Cost Deferrals. On July 14, 2010, the IURC approved Duke Energy Indiana’s deferral of $12 million of retail jurisdictional storm expense until the next retail rate proceeding. This amount represents a portion of costs associated with a January 27, 2009 ice storm, which damaged Duke Energy Indiana’s distribution system. On August 12, 2010, the Indiana Office of Utility Consumer Counselor (OUCC) filed a notice of appeal with the IURC. On December 7, 2010, the IURC issued an order reopening this proceeding for review in consideration of the evidence presented as a result of an internal audit performed as part of an IURC investigation of Duke Energy Indiana’s hiring of an attorney from the IURC staff which resulted in the IURC’s termination of the employment of the Chairman of the IURC. The audit did not find that the order conflicted with the staff report; however, it did note that the staff report offered no specific recommendation to either approve or deny the requested relief, and that the original order was appealed. The IURC has set a new procedural schedule to take supplemental testimony and an evidentiary hearing has been scheduled for June 2011. An order is expected by year end.

Duke Energy Ohio Storm Cost Recovery. On December 11, 2009, Duke Energy Ohio filed an application with the PUCO to recover Hurricane Ike storm restoration costs of $31 million through a discrete rider. The PUCO granted the request to defer the costs associated with the storm recovery; however, they further ordered Duke Energy Ohio to file a separate action pursuant to which the actual amount of recovery would be determined. On January 11, 2011, the PUCO approved recovery of $14 million plus carrying costs which will be spread over a three-year period. In December 2010, Duke Energy Ohio recorded a $17 million disallowance of costs previously deferred. This charge is recorded in Operations, maintenance and other on Duke Energy Ohio’s and Duke Energy’s Condensed Consolidated Statements of Operations. Duke Energy Ohio filed an application for rehearing on February 10, 2011, as did the consumer advocate, the office of the Ohio Consumers’ Council (OCC). On March 9, 2011, the PUCO denied the rehearing requests of Duke Energy Ohio and the OCC. Duke Energy Ohio is evaluating its options, including an appeal to the Ohio Supreme Court.

Capital Expansion Projects.

Overview. USFE&G is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, Integrated Gasification Combined Cycle (IGCC), coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, USFE&G is taking steps now to ensure those options are available.

Duke Energy Carolinas William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Duke Energy Carolinas had previously received approval to incur project development costs associated with William States Lee III Nuclear Station from both the NCUC and the PSCSC. Through several separate orders, the NCUC and PSCSC have deemed Duke Energy’s decision to incur project development and pre-construction costs for the project as reasonable and prudent through December 31, 2009 and up to an aggregate maximum amount of $230 million. On November 15, 2010 and January 7, 2011, Duke Energy Carolinas filed amended project development applications with the NCUC and PSCSC, respectively. These applications request approval of Duke Energy Carolinas’ decision to continue to incur project development and pre-construction costs for the project through December 31, 2013 and up to $459 million. The hearing before the NCUC occurred March 15, 2011. The PSCSC hearing is set for May 16, 2011. On April 18, 2011, the Blue Ridge Environmental Defense League filed a petition requesting that the NRC suspend all pending reactor licensing decisions pending the investigation of lessons learned from the Fukushima Daiichi Nuclear Power Station accident in Japan. Duke Energy Carolinas filed a response to this petition and is awaiting a ruling from the NRC.

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

Duke Energy Carolinas is seeking partners for the William States Lee III Nuclear Station by issuing options to purchase an ownership interest in the plant. In the first quarter of 2011, Duke Energy Carolinas entered into an agreement with a counterparty that provides the counterparty with an option to purchase up to a 20% undivided ownership interest in the William States Lee III Nuclear Station. The counterparty has 90 days following Duke Energy Carolinas’ receipt of the COL to exercise the option.

Duke Energy Carolinas Cliffside Unit 6. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build one 800 MW unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. In March 2010, Duke Energy Carolinas filed an update to the cost estimate of $1.8 billion (excluding Allowance for funds used during construction (AFUDC)) with the NCUC where it reduced the estimated AFUDC financing costs to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits, as discussed further below. See note 5 for information related to the Cliffside Unit 6 air permit.

Duke Energy Carolinas Dan River and Buck Combined Cycle Facilities. In June 2008, the NCUC issued its order approving the CPCN applications to construct a 620 MW combined cycle natural gas fired generating facility at each of Duke Energy Carolinas’ existing Dan River Steam Station and Buck Steam Station. The Division of Air Quality (DAQ) issued a final air permit authorizing construction of the Buck and Dan River combined cycle natural gas-fired generating units in October 2008 and August 2009, respectively.

The Buck project is expected to begin operation in combined cycle mode by the end of 2011. The Dan River project is expected to begin operation in combined cycle mode by the end of 2012. Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are $700 million and $716 million, respectively.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Indiana Edwardsport IGCC Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a Certificate of Public Convenience and Necessity (CPCN) for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost $2 billion (including $120 million of AFUDC). In August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc. (CAC), Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the air permit. On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC rider and ongoing review proceeding with the IURC as required under the CPCN order issued by the IURC. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC project of $2.35 billion (including $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s CPCN order. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was required to file its plans for studying carbon storage related to the project within 60 days of the order. On November 3, 2008 and May 1, 2009, Duke Energy Indiana filed its second and third semi-annual IGCC riders, respectively, both of which were approved by the IURC in full.

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

Duke Energy Indiana filed a revised cost estimate for the IGCC project reflecting an estimated cost increase of $530 million on April 16, 2010, with its case-in-chief testimony in the subdocket proceeding. Duke Energy Indiana requested approval of the revised cost estimate of $2.88 billion, including AFUDC, and for continuation of the existing cost recovery treatment. A major driver of the cost increase included design changes reflected in the final engineering leading to increased scope and complexity. On September 17, 2010 an agreement was reached with the OUCC, Duke Energy Indiana Industrial Group and Nucor Steel – Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion will be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. The charge was recorded in Goodwill and other impairment charges on Duke Energy’s Condensed Consolidated Statement of Operations in the third quarter of 2010. The charge was recorded in Impairment charges on Duke Energy Indiana’s Condensed Consolidated Statements of Operations in the third quarter of 2010. Due to the IURC investigation discussed below, the IURC convened a technical conference on November 3, 2010 related to the continuing need for the Edwardsport IGCC facility.

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

Additionally, the CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper communications, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. The IURC held two field hearings on February 28, 2011 and March 2, 2011, which provided an opportunity for the public to comment on the proceeding. The final cost for the project could be greater than the current estimate of $2.88 billion based on current run rates involving labor productivity at the site and higher AFUDC resulting from delays in the effective date of IGCC rider updates. Pending a full review of these factors and Duke Energy’s ability to mitigate the upward cost pressures, Duke Energy has not revised the $2.88 billion cost estimate. During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. On March 7, 2011, the IURC issued an order which set evidentiary hearings for September 2011.

In February 2011, Duke Energy Indiana filed a motion with the IURC proposing an updated procedural schedule to address the issues described above. On February 25, 2011, the IURC issued an order which denied the request for a subdocket into the improper communications and undue influence at this time, finding there were other agencies better suited for such investigation. The IURC also found that allegations of fraud, concealment and gross mismanagement related to the IGCC Project should be heard in a Phase II proceeding of the cost estimate subdocket and set evidentiary hearings on both Phase I (cost estimate increase) and Phase II beginning in August 2011. Additionally, the IURC issued an order denying the request for a subdocket on the issue of undue influence or other misconduct. On March 9, 2011, the non-Duke Energy parties to the proceeding filed a request to suspend the procedural schedule stating that they needed more time to conduct discovery and prepare their cases. In April 2011, after an attorneys’ conference, the IURC scheduled hearings for Phase I to begin October 26, 2011 and Phase II hearings to begin November 3, 2011.

On March 10, 2011, Duke Energy Indiana filed testimony with the IURC proposing a framework designed to mitigate customer rate impacts associated with the Edwardsport IGCC project. Duke Energy Indiana’s filing proposed a cap on the project’s construction costs, (excluding financing costs), which can be recovered through rates at $2.72 billion. It also proposed rate-related adjustments that will lower the overall customer rate increase related to the project from an average of 19% to approximately 16%. The proposal is subject to the approval of the IURC in the Phase I hearings.

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

Duke Energy Indiana IURC Investigation. On October 5, 2010, the Governor of Indiana terminated the employment of the Chairman of the IURC in connection with Duke Energy Indiana’s hiring of an attorney from the IURC staff. As requested by the governor, the Indiana Inspector General has initiated an investigation into the matter, and the IURC announced it will internally audit the Duke Energy Indiana cases dating from January 1, 2010 through September 30, 2010, on which this attorney worked while at the IURC, which includes the Indiana storm costs deferral request discussed above, as well as all Edwardsport IGCC cases dating back to 2006. Duke Energy Indiana has engaged an outside law firm to conduct its own investigation regarding Duke Energy Indiana’s hiring of an IURC attorney and Duke Energy Indiana’s related hiring practices. On October 5, 2010, Duke Energy Indiana placed the attorney and President of Duke Energy Indiana on administrative leave, they were subsequently terminated on November 8, 2010. On December 7, 2010, the IURC released its internal audit findings concluding that the previous rulings were supported by sound, legal reasoning consistent with the Indiana Rules of Evidence and historical practice and procedures of the IURC and that the previous rulings appeared to be balanced and consistent among the parties. The audit concluded it did not reveal any bias or a resultant unfair advantage obtained by Duke Energy Indiana as a result of the evidentiary rulings of the former IURC attorney. As noted above, in the storm cost deferral case, the IURC found no conflict between the order and the staff report; however, the audit report noted the staff report offered no specific recommendation to either approve or deny the requested relief and that this was the only order that was subject to an appeal. As such, the IURC reopened that proceeding for further review and consideration of the evidence presented. The IURC indicated it would refrain from issuing any orders on the proceedings that it investigated until after the Indiana Inspector General had completed its investigation. The Inspector General’s investigation into alleged state ethics violations of the former IURC attorney was the subject of an Indiana Ethics Commission hearing that was held on April 14, 2011. The Ethics Commission decision is expected in the second quarter of 2011.

Other Matters.

Duke Energy Ohio and Duke Energy Kentucky Regional Transmission Organization. On December 22, 2010, the KPSC issued an order granting approval of Duke Energy Kentucky’s request to transfer control of certain of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from Midwest ISO to PJM Interconnection, LLC (PJM), subject to several conditions. On January 25, 2011, the KPSC issued an order stating that the order had been satisfied and is now unconditional. The order further requires Duke Energy Kentucky to submit to the KPSC internal procedures for the receipt and tracking of notices from PJM regarding customer requests to participate in PJM demand-response programs. Duke Energy Kentucky submitted its filing describing these internal procedures on March 30, 2011.

The FERC issued an order which approved Duke Energy Ohio and Duke Energy Kentucky’s RTO realignment request on October 21, 2010, and authorized Duke Energy Ohio and Duke Energy Kentucky to terminate their existing obligations to the Midwest ISO, subject to certain conditions.

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

On April 26, 2011, Duke Energy Ohio, Ohio Energy Group, The Office of Ohio Consumer’s Counsel and the Commission Staff filed an Application and a Stipulation with the PUCO regarding Duke Energy Ohio’s recovery of certain costs related to its proposed RTO realignment. Under the Stipulation Duke Energy Ohio would recover all Midwest ISO MTEP costs, including but not limited to MVP costs, through a non-bypassable rider. Duke Energy Ohio would not seek to recover any portion of the Midwest ISO exit obligation, PJM integration fees, internal costs associated with the RTO realignment, or the first $121 million of PJM transmission expansion cost. The Stipulation requests the PUCO to issue a ruling by June 1, 2011.

5. Commitments and Contingencies

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

Remediation Activities. The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities, such as historic manufactured gas plant (MGP) sites. Most of these sites were decommissioned in the 1960s. While a majority of the MGP by-products were sold off-site during the time period when the plants operated, some residuals remained on-site during plant decommissioning. Remediation activities typically focus on the containment, removal and/or the management of these by-products. In some cases, Duke Energy no longer owns the property. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remediation requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Reserves associated with remediation activities at certain sites have been recorded and it is anticipated that additional costs associated with remediation activities at certain sites will be incurred in the future. All of these sites generally are managed in the normal course of business or affiliate operations.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

As of March 31, 2011, Duke Energy Ohio had a total reserve of $50 million, related to remediation work at certain MGP sites. Duke Energy Ohio has received an order from the PUCO to defer the costs incurred. The PUCO will rule on the recovery of these costs at a future proceeding. Management believes it is probable that additional liabilities will be incurred as work progresses at Ohio MGP sites; however, costs associated with future remediation cannot currently be reasonably estimated.

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

Clean Water Act 316(b). The Environmental Protection Agency (EPA) published its proposed cooling water intake structures rule on April 20, 2011, and public comments are due by July 19, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities and new on-site facility additions that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main approach proposed, most, if not all of the 23 coal and nuclear-fueled generating facilities in which the Duke Energy Registrants are either a whole or partial owner are likely affected sources. Additional sources, including some combined-cycle combustion turbine facilities, may also be impacted, at least for intake modifications.

The EPA has plans to finalize the 316(b) rule in July 2012. Compliance with portions of the rule could begin as early as 2015. Because of the wide range of potential outcomes, including the other three alternative proposals, the Duke Energy Registrants are unable to estimate its costs to comply at this time.

Clean Air Interstate Rule (CAIR). The EPA finalized the CAIR in May 2005. The CAIR limits total annual and summertime NOx emissions and annual SO2 emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and in 2010 for SO2. Phase 2 begins in 2015 for both NOx and SO2. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. In December 2008, as a result of a rehearing request from the EPA, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur. The EPA must now conduct a new rulemaking to modify the CAIR in accordance with the court’s July 11, 2008 opinion. This decision means that the CAIR as initially finalized in 2005 remains in effect until the new EPA rule takes effect. On August 2, 2010, the EPA published a proposed Transport Rule in the Federal Register that will replace the CAIR. The EPA proposed to establish state-level SO2 and NOx caps that would take effect in 2012. The SO2 caps would be reduced in 2014 for 15 of the 31 affected states. The EPA proposes to allow limited interstate trading and asked for comment on two more restrictive alternatives. Duke Energy cannot predict the outcome of this rulemaking. However, the potential cost of complying with the final regulation may be significant and impairments may result if the book value of any of the Duke Energy Registrants’ emission allowances exceeds their fair market value. The EPA has indicated that it plans on finalizing the Transport Rule in July 2011. The emission controls the Duke Energy Registrants are installing to comply with state specific clean air legislation contribute significantly to achieving compliance with the CAIR and future Transport Rule requirements. Additionally, Duke Energy expects to spend $60 million between 2011 and 2015($53 million at Duke Energy Ohio and $7 million at Duke Energy Indiana) to comply with Phase 1 of the CAIR. The IURC issued an order in 2006 granting Duke Energy Indiana rate recovery to cover its Phase 1 compliance costs of the CAIR.

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

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, coal combustion residuals (CCR), a term the EPA uses to describe the CCPs associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. Duke Energy cannot predict the outcome of this rulemaking, however, the potential cost of complying with the final regulation may be significant. The EPA is not expected to issue a final rule before 2012.

Utility Boiler Maximum Achievable Control Technology (MACT) Standards. On March 16, 2011, the EPA proposed the Utility MACT Standards or the Toxics Rule, as it is now referred to. The Toxics Rule establishes emission limits for hazardous air pollutants from coal-fired electric generating units. The EPA plans to finalize the rule in November 2011. Compliance with the final emission limits will be required by early 2015. Permitting authorities have the discretion to grant up to a 1-year compliance extension, on a case-by-case basis, to sources that are unable to install emission controls within the three years. Duke Energy cannot predict the outcome of this rulemaking. However, based on the proposal, the cost of complying with the final regulation will be significant.

Litigation

Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana

New Source Review (NSR). In 1999-2000, the DOJ, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the Clean Air Act (CAA). Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of the Duke Energy Registrants’ plants have been subject to these allegations. The Duke Energy Registrants assert that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. On July 29, 2010, the district court issued an order on outstanding motions for summary judgment filed in response to the Supreme Court remand. The court vacated large

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

portions of the previous trial court’s opinion in light of the Supreme Court ruling and found that Duke Energy Carolinas has the burden of proof for the Routine Maintenance Repair and Replacement exclusion, but that the exception must be viewed in light of industry practice, not only in light of an individual unit. The court also clarified that it will apply the “actual-to-projected-actual” emissions test to determine whether Duke Energy Carolinas should reasonably have sought a pre-project permit for any of the projects at issue. On February 11, 2011, the trial judge held an initial status conference and on March 22, 2011, he entered an interim scheduling order. If the parties do not negotiate a resolution of the case, then motions to narrow the issues or resolve the case must be fully briefed by October 3, 2011. No trial date has been set, but a trial is not expected in 2011.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups intervened in the case. A jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Duke Energy Indiana’s Wabash River Station, including Duke Energy Indiana’s Gallagher Station units discussed below. Additionally, the plaintiffs had claimed that these were a violation of an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station. On May 29, 2009, the court issued its remedy ruling for violations previously established at the Wabash River and W.C. Beckjord Stations and ordered the following relief: (i) Wabash River Units 2, 3 and 5 to be permanently retired by September 30, 2009; (ii) surrender of SO2 allowances equal to the emissions from Wabash River Units 2, 3 and 5 from May 22, 2008 through September 30, 2009; (iii) civil penalty in the amount of $687,500 for W.C. Beckjord violations; and (iv) installation of a particulate continuous emissions monitoring system at W.C. Beckjord Units 1 and 2. The civil penalty has been paid. On October 12, 2010, the Seventh Circuit Court of Appeals issued a decision reversing the trial court and ordered issuance of judgment in favor of Cinergy (USA v. Cinergy), which includes Duke Energy Indiana and Duke Energy Ohio. The plaintiff’s motion for rehearing was denied on December 29, 2010. On January 6, 2011, the mandate from the Seventh Circuit was issued returning the case to the District Court and on April 15, 2011, the District Court issued its Final Amended Judgment in favor of Cinergy. Plaintiffs did not file a petition for certiorari with the United State Supreme Court prior to the March 29, 2011 filing deadline. This ruling will allow Wabash River Units 2, 3 and 5 to be placed back into service.

Regarding the Gallagher Station units, on October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy Indiana under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Indiana was not previously found liable. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy Indiana on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Gallagher Station Units 1 and 3. The parties to the remedy trial reached a negotiated agreement on those issues and filed a proposed consent decree with the court, which was approved and entered on March 18, 2010. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher Station Units 1 and 3 to natural gas combustion by 2013 (or retirement of the units by February 2012); (ii) installation of additional pollution controls at Gallagher Station Units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy Indiana estimates that these and other actions in the settlement will cost $88 million. Due to the NSR remedy order and consent decree, Duke Energy Indiana has requested several approvals from the IURC including approval to add a dry sorbent injection system on Gallagher Station Units 2 and 4, approval to convert to natural gas or retire Gallagher Station Units 1 and 3, and approval to recover expenses for certain SO2 emission allowance expenses required to be surrendered. On September 8, 2010, the IURC approved the implementation of the dry sorbent injection system. On September 28, 2010, Duke Energy Indiana filed a petition requesting the recovery of costs associated with the Gallagher consent decree. Testimony in support of the petition was filed in early December 2010. Duke Energy Indiana recently requested the IURC suspend the procedural schedule to allow it time to do a solicitation for capacity options to compare to the proposed conversion of Gallagher Units 1 and 3 to natural gas. The company will evaluate other capacity options and a new procedural schedule has been set providing for a hearing in September 2011 with an order expected in the fourth quarter of 2011.

        On April 3, 2008, the Sierra Club filed another lawsuit in the U.S. District Court for the Southern District of Indiana against Duke Energy Indiana and certain affiliated companies alleging CAA violations at Edwardsport Station. On October 20, 2009, the defendants filed a motion for summary judgment alleging that the applicable statute of limitations bars all of the plaintiffs’ claims. On September 14, 2010, the Court granted defendants’ motion for summary judgment in its entirety; however, entry of final judgment was stayed pending a decision from the Seventh Circuit Court of Appeals in USA v. Cinergy, referenced above, on a similar and potentially dispositive statute of limitations issue pending before that court. On October 12, 2010, the Seventh Circuit issued its decision in USA v. Cinergy in which the court ruled in favor of Cinergy and declined to address the referenced statute of limitations issue. The Seventh circuit issued its mandate on January 6, 2011 and the District Court issued final judgment in favor of Duke Energy Indiana on March 1, 2011. On March 2, 2011, the Sierra Club agreed not to pursue an appeal of the case in exchange for Duke Energy Indiana’s waiver of its right to seek reimbursement of costs.

It is not possible to estimate the damages, if any, that might be incurred in connection with the unresolved matters discussed above. Ultimate resolution of these matters could have a material adverse effect on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. However, the appropriate regulatory treatment will be pursued for any costs incurred in connection with such resolution.

Duke Energy

CO2 Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, AEP, American Electric Power Service Corporation, Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was subsequently denied. Defendants filed a petition for certiorari to the U.S. Supreme Court on August 2, 2010. The Solicitor General filed a brief in which it agreed that the matter should have been dismissed but raised different arguments than did the defendants. On December 6, 2010, the Supreme Court granted certiorari. Argument on this matter was held on April 19, 2011 and a ruling is expected in the second quarter of 2011. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss. The plaintiffs filed a notice of appeal and briefing is complete. By Order dated February 23, 2011, the Court stayed oral argument in this case until June 15, 2011, after the Supreme Court hears the Carbon Dioxide Litigation discussed above. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Price Reporting Cases. A total of five lawsuits were filed against Duke Energy affiliates and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada.

In November 2009, the judge granted Defendants’ motion for reconsideration of the denial of defendants’ summary judgment motion in two of the remaining five cases to which Duke Energy affiliates are a party. A decision on that motion remains pending. In December 2009, plaintiffs in the consolidated cases filed a motion to amend their complaints in the individual cases to add a claim for treble damages under the Sherman Act, including additional factual allegations regarding fraudulent concealment of defendants’ allegedly conspiratorial conduct. Those motions were denied on October 29, 2010.

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

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new charges are based upon a flat-fee that fails to take into account the locational usage by each generator. DEIGP’s additional assessment under these Resolutions amounts to approximately $67 million, inclusive of interest, through March 2011. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL imposed an additional fine against DEIGP in the amount of $11 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, an order requiring that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

On June 30, 2009, the court issued a ruling in which it granted DEIGP’s request for injunction regarding the additional fine, but denied DEIGP’s request for an expedited decision on the original assessment or payment into the court registry. Under the court’s order, DEIGP was required to make installment payments on the original assessment directly to the distribution companies pending resolution on the merits. DEIGP filed an appeal and on August 28, 2009, the order was modified to allow DEIGP to deposit the disputed portion of each installment, which was most of the assessed amount, into an escrow account pending resolution on the merits. In the second quarter of 2009, Duke Energy recorded a pre-tax charge of $33 million associated with this matter.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). Six causes of action were alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs sought a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy, Corp. (Spectra Energy) in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Since that date, plaintiffs have notified Duke Energy that they are withdrawing their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying their claims as to plaintiffs’ fiduciary duty claims. At an unsuccessful mediation in September 2008, Plaintiffs quantified their claims as being in excess of $150 million. After mediation on September 21, 2010, the parties reached an agreement in principle to settle the lawsuit, subject to execution of a definitive settlement agreement, notice to the class members and approval of the settlement by the Court. In the third quarter of 2010, Duke Energy recorded a provision related to the settlement agreement. On February 8, 2011, the settlement was preliminarily approved by the court; however, the settlement is still subject to final approval. The final confirmation hearing is scheduled for May 16, 2011.

Crescent Litigation. On September 3, 2010, the Crescent Resources Litigation Trust filed suit against Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The Crescent Resources Litigation Trust was established in May, 2010 pursuant to the plan of reorganization approved in the Crescent bankruptcy proceedings in the same court. The complaint alleges that in 2006 the defendants caused Crescent to

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

borrow approximately $1.2 billion from a consortium of banks and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the distribution is subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The plaintiff requests return of the funds as well as other statutory and equitable relief, punitive damages and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. Defendants filed a motion to dismiss in December 2010. On March 21, 2011, the plaintiff filed a response to the defendant’s motion to dismiss and a motion for leave to file an amended complaint, which was granted. No trial date has been set.

On October 14, 2010, a suit was filed in Mecklenburg County, North Carolina by a group of Duke Energy shareholders alleging breach of duty of loyalty and good faith by certain Duke Energy directors who were directors at the time of the 2006 Crescent transaction. On January 5, 2011, defendants filed a Notice of Designation of this case for the North Carolina Business Court. The defendants’ motion to dismiss was filed on February 14, 2011. It is not possible to predict at this time whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits.

Progress Energy Merger Litigation. Duke Energy and Diamond Acquisition Corporation, a wholly owned subsidiary of Duke Energy have been named as defendants in 10 purported shareholder actions filed in North Carolina state court and one case filed in federal court in North Carolina. The actions, which contain similar allegations, were brought by individual shareholders against the following defendants: Progress Energy, Duke Energy, Diamond Acquisition Corporation and Directors of Progress Energy. The lawsuits allege that the individual defendants breached their fiduciary duties to Progress Energy shareholders and that Duke Energy and Diamond Acquisition Corporation, aided and abetted the individual defendants. The plaintiffs seek damages and to enjoin the merger. The state court cases have been designated as Complex Business Cases and assigned to the Business Court. The plaintiff in one of the state court cases filed a notice of voluntary dismissal with prejudice. By order dated March 30, 2011, the court vacated the dismissal and reinstated the case for failure to receive court approval before filing the dismissal. A hearing scheduled for March 31, 2011, at which the state court was going to presumably address consolidation and scheduling issues, was continued until further notice. On April 11, 2011, the complaint in the federal action was amended to include allegations that defendants violated federal securities laws in connection with the statements contained in Duke Energy’s Registration Statement on Form S-4, filed with the SEC on March 17, 2011. The federal case is now subject to the notice requirements of the Private Securities Litigation Reform Act. Plaintiff’s counsel in the federal case have sent a total of four derivative demand letters to Progress Energy demanding that the Progress Energy’s board of directors make certain disclosures, desist from moving forward with the merger and engage in an auction of the company. Progress Energy is evaluating those demands. It is not possible to predict at this time whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this litigation.

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

Duke Energy Carolinas

Duke Energy Carolinas Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in U.S District Court for the Western District of North Carolina alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In

July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the DENR. On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing operating conditions to assure that emissions stay below the major source threshold. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice, but also ordered Duke Energy Carolinas to pay the plaintiffs’ attorneys’ fees. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice and the court should not have ordered payment of attorneys’ fees. The appeals have been consolidated. On April 14, 2011, the Fourth Circuit Court of Appeals affirmed the district court’s ruling awarding fees to defendants. Duke Energy Carolinas filed a request for rehearing on April 28, 2011.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2011, there were 294 asserted claims for non-malignant cases with the cumulative relief sought of up to $73 million, and 60 asserted claims for malignant cases with the cumulative relief sought of up to $22 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Condensed Consolidated Balance Sheets totaled $841 million and $853 million as of March 31, 2011 and December 31, 2010, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,005 million in excess of the self insured retention. Insurance recoveries of $850 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both March 31, 2011 and December 31, 2010. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged that Duke Energy Ohio (then The Cincinnati Gas & Electric Company), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s pending RSP, which was implemented in early 2005. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit. The matter is fully briefed and the parties are awaiting the scheduling of oral argument. It is not possible to predict at this time whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this lawsuit.

Duke Energy Indiana

Prosperity Mine LLC. On October 12, 2009, Prosperity Mine, LLC (Prosperity) filed for arbitration under an Agreement for the Sale and Purchase of Coal dated October 30, 2008. The Agreement provided for sale by Prosperity and purchase by Duke Energy Indiana of 500,000 tons of coal per year, commencing on January 1, 2009 and continuing until December 31, 2014, unless sooner terminated under the terms of the Agreement. Duke Energy Indiana could terminate the Agreement if a force majeure event lasted more than three months. Prosperity declared a force majeure event on February 13, 2010 and, when Prosperity did not notify Duke Energy Indiana that the force majeure had ended; Duke Energy Indiana sent written notice of termination on May 14, 2010. Prosperity contends that the termination was improper and that it is owed damages, quantified at $88 million, for the full contractual volumes through 2014. On November 17, 2010, the arbitrators issued their decision, ruling in favor of Duke Energy Indiana on all counts. On January 7, 2011, Prosperity filed a lawsuit in Indiana state court alleging that the arbitrators exceeded their power and acted without authority and asking that the arbitrators’ award be vacated.

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

The Duke Energy Registrants have exposure to certain legal matters that are described herein. Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of $890 million and $900 million as of March 31, 2011 and December 31, 2010, respectively, for these proceedings and exposures (the total of which is primarily related to Duke Energy Carolinas). These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of both March 31, 2011 and December 31, 2010, Duke Energy recognized $850 million of probable insurance recoveries related to these losses (the total of which is primarily related to Duke Energy Carolinas).

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

In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

may or may not be recognized on the respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on the respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the NPNS exception does not apply.

6. Debt and Credit Facilities

Significant changes to the Duke Energy Registrants’ debt and credit facilities since December 31, 2010 are as follows:

Other Debt. On April 4, 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The notes reflect a short-term debt obligation of Duke Energy and will be reflected as Notes Payable and Commercial Paper on Duke Energy’s Condensed Consolidated Balance Sheets.

At March 31, 2011, Duke Energy Carolinas had $750 million principal amount of 6.25% senior unsecured notes due January 2012 classified as Current maturities of long-term debt on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets.

Non-Recourse Notes Payable of VIEs. To fund the purchase of receivables, Cinergy Receivables borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to Cinergy Receivables. The borrowings are secured by the assets of Cinergy Receivables and are non-recourse to Duke Energy. The debt is short-term because the facility has an expiration date of October 2011; however, Duke Energy expects to extend that expiration by one year prior to its current expiration. At March 31, 2011, Cinergy Receivables borrowings were $275 million and are reflected as Non-Recourse Notes Payable of VIEs on Duke Energy’s Condensed Consolidated Balance Sheets.

Money Pool. The Subsidiary Registrants receive support for their short-term borrowing needs through participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the Subsidiary Registrants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between the money pool participants. Per the terms of the money pool arrangement, Duke Energy may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly-owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Condensed Consolidated Balance Sheets. The following table shows the Subsidiary Registrants’ money pool balances and classification within their respective Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010:

	March 31, 2011		December 31, 2010
	Receivables	Long-term Debt	Receivables	Long-term Debt
	(in millions)
Duke Energy Carolinas	$443	$300	$339	$300
Duke Energy Ohio	484	—	480	—
Duke Energy Indiana	117	150	115	150

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants’ Condensed Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of March 31, 2011. The amount available under the master credit facility has been reduced by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of March 31, 2011 (in millions)(a)(b)

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

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

(c)	Represents the sub limit of each borrower at March 31, 2011. The Duke Energy Ohio sub limit includes $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana (see money pool table above). The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas’ and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2011, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

7. Goodwill and Intangible Assets

Goodwill

The following table shows goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio at March 31, 2011 and December 31, 2010:

	USFE&G	Commercial Power	International	Total
	(in millions)
Duke Energy
Balance at December 31, 2010:
Goodwill	$3,483	$940	$306	$4,729
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at December 31, 2010, as adjusted for accumulated impairment charges	3,483	69	306	3,858
Foreign Exchange and Other Changes	—	—	4	4

Balance as of March 31, 2011:
Goodwill	3,483	940	310	4,733
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at March 31, 2011, as adjusted for accumulated impairment charges, foreign exchange and other charges	$3,483	$69	$310	$3,862

	USFE&G	Commercial Power	Total
	(in millions)
Duke Energy Ohio
Balance at December 31, 2010:
Goodwill	$1,137	$1,188	$2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at December 31, 2010, as adjusted for accumulated impairment charges	921	—	921

Balance as of March 31, 2011:
Goodwill	1,137	1,188	2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at March 31, 2011, as adjusted for accumulated impairment charges	$921	$—	$921

Intangible Assets

The net carrying amount of intangible assets as of March 31, 2011 and December 31, 2010 is $463 million and $467 million, respectively, at Duke Energy, $241 million and $248 million, respectively, at Duke Energy Ohio and $66 million and $64 million, respectively, at Duke Energy Indiana. The changes in net carrying amounts of intangible assets relates primarily to the consumption, purchases and/or sales of emission allowances during the three months ended March 31, 2011.

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

Information presented in the tables below relates to Duke Energy and Duke Energy Ohio. Separate disclosure for Duke Energy Carolinas and Duke Energy Indiana is not presented as regulatory accounting treatment is applied to substantially all of their derivative instruments.

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2, seasonal NOX and annual NOX) as a result of their energy operations such as electricity generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electricity generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity required to purchase and sell electricity in wholesale markets and the cost of emission allowances primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity Fair Value Hedges. At March 31, 2011, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At March 31, 2011, there were no open commodity derivative instruments that were designated as cash flow hedges.

Undesignated Contracts. The Duke Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. As these undesignated contracts expire as late as 2021, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of these contracts.

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at March 31, 2011 are associated with forward power sales and purchases.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at March 31, 2011 are primarily associated with forward sales and purchases of power, coal and emission allowances, for the Commercial Power segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at March 31, 2011 are primarily associated with forward purchases and sales of power, financial transmission rights and emission allowances.

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

At March 31, 2011, derivative instruments related to interest rate risk are categorized as follows:

Duke Energy. $492 million notional amount of interest rate cash flow hedges related to non-recourse variable rate long-term debt of VIEs and $31 million notional amount of undesignated interest rate contracts, both related to Commercial Power’s wind business, as well as the notional

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

amounts related to Duke Energy Carolinas and Duke Energy Ohio below. See Note 11 for additional information on non-recourse long-term debt of VIEs.

Duke Energy Carolinas. $500 million notional amount of undesignated forward starting interest rate swaps related to hedging anticipated fixed rate debt issuances in 2012, and $25 million notional amount of interest rate fair value hedges.

Duke Energy Ohio. $250 million notional amount of interest rate fair value hedges and $27 million notional amount of undesignated interest rate contracts.

At December 31, 2010, derivative instruments related to interest rate risk are categorized as follows:

Duke Energy. $492 million notional amount of interest rate cash flow hedges related to non-recourse variable rate long-term debt of VIEs and $34 million notional amount of undesignated interest rate contracts, both related to Commercial Power’s wind business, as well as the notional amounts related to Duke Energy Carolinas and Duke Energy Ohio below. See Note 6 for additional information on non-recourse long-term debt of VIEs.

Duke Energy Carolinas. $500 million notional amount of undesignated forward starting interest rate swaps related to hedging anticipated fixed rate debt issuances in 2012, and $25 million notional amount of interest rate fair value hedges.

Duke Energy Ohio. $250 million notional amount of interest rate fair value hedges and $27 million notional amount of undesignated interest rate hedges.

Volumes

The following tables show information relating to the volume of Duke Energy and Duke Energy Ohio’s commodity derivative activity outstanding as of March 31, 2011 and December 31, 2010. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy and Duke Energy Ohio have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

Duke Energy	March 31, 2011	December 31, 2010
Commodity contracts
Electricity-energy (Gigawatt-hours)	7,256	8,200
Electricity-capacity (Gigawatt-months)	24	58
Emission allowances: SO2 (thousands of tons)	8	8
Natural gas (millions of decatherms)	37	37

Financial contracts
Interest rates (dollars in millions)	$1,325	$1,328

Duke Energy Ohio	March 31, 2011	December 31, 2010
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	11,363	13,183
Electricity-capacity (Gigawatt-months)	24	60

Financial contracts
Interest rates (dollars in millions)	$277	$277

(a)	Amounts include intercompany positions that are eliminated at Duke Energy.

The following table shows fair value amounts of derivative contracts as of March 31, 2011 and December 31, 2010, and the line item(s) in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Location and Fair Value Amounts of Derivatives Reflected in the Condensed Consolidated Balance Sheets

Balance Sheet Location

Duke Energy	March 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	5	—	5	—
Investments and Other Assets: Other	16	—	16	—
Current Liabilities: Other	—	10	—	13

Total Derivatives Designated as Hedging Instruments	$21	$10	$21	$13

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$134	$86	$108	$54
Investments and Other Assets: Other	53	4	55	4
Current Liabilities: Other	4	43	75	118
Deferred Credits and Other Liabilities: Other	2	79	3	72
Interest rate contracts
Current Assets: Other	72	—	—	—
Investments and Other Assets: Other(a)	—	—	60	—
Current Liabilities: Other	—	2	—	2
Deferred Credits and Other Liabilities: Other	—	4	—	5

Total Derivatives Not Designated as Hedging Instruments	$265	$218	$301	$255

Total Derivatives	$286	$228	$322	$268

a) Relates to interest rate swaps at Duke Energy Carolinas which receive regulatory accounting treatment.

Duke Energy Ohio	March 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	4	—	4	—
Investments and Other Assets: Other	3	—	2	—

Total Derivatives Designated as Hedging Instruments	$7	$—	$6	$—

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$129	$88	$106	$57
Investments and Other Assets: Other	9	2	6	2
Current Liabilities: Other	4	20	75	98

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio	March 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Deferred Credits and Other Liabilities: Other	2	12	3	7
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	3	—	4

Total Derivatives Not Designated as Hedging Instruments	$144	$126	$190	$169

Total Derivatives	$151	$126	$196	$169

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three months ended March 31, 2011 and 2010, and the Condensed Consolidated Statements of Operations line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

Duke Energy	Three Months Ended March 31,
	2011	2010
	(in millions)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	$(1)	$(1)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(1)	$(1)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

Duke Energy’s effective portion of gains on cash flow hedges that were recognized in AOCI were $3 million during the three months ended March 31, 2011 and an insignificant amount during the three months ended March 31 2010. In addition, there was no hedge ineffectiveness during the three months ended March 31, 2011 and 2010, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy. At March 31, 2011, $28 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remains in AOCI and a $13 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio. At March 31, 2011, there were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument during the three months ended March 31, 2011 and 2010, and the line item(s) in the Condensed Consolidated Statements of Operations in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Undesignated Contracts—Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

Duke Energy	Three Months Ended March 31,
	2011	2010
	(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$—	$1
Revenue, non-regulated electric, natural gas and other	(13)	13
Fuel used in electric generation and purchased power - non-regulated	(1)	—

Total Pre-tax (Losses) Gains Recognized in Earnings	$(14)	$14

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$—	$(2)
Regulatory Liability	(1)	4
Interest rate contracts
Regulatory Liability	12	—

Total Pre-tax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$11	$2

Duke Energy Ohio	Three Months Ended March 31,
	2011	2010
	(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	(6)	61
Fuel used in electric generation and purchased power - non-regulated	(1)	—

Total Pre-tax Gains Recognized in Earnings(a)	$(7)	$61

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets

Commodity contracts

Duke Energy Ohio	Three Months Ended March 31,
	2011	2010
Regulatory Asset	$—	$(2)

Total Pre-tax Gains (Losses) Recognized as Regulatory Assets	$—	$(2)

(a)	Amounts include intercompany positions that are eliminated at Duke Energy.

Credit Risk

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represent the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at March 31, 2011 and December 31, 2010.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

Duke Energy	March 31, 2011	December 31, 2010
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$108	$148
Collateral Already Posted	$5	$2
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$10	$14

Duke Energy Ohio	March 31, 2011	December 31, 2010
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$108	$147
Collateral Already Posted	$5	$2
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$10	$14

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy and Duke Energy Ohio have elected to offset fair value amounts (or amounts that approximate fair value) recognized on their Condensed Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements as of March 31, 2011 and December 31, 2010. See Note 9 for additional information on fair value disclosures related to derivatives.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Information Regarding Cash Collateral under Master Netting Arrangements

	March 31, 2011		December 31, 2010
	(in millions)		(in millions)
	Receivables	Payables	Receivables	Payables
Duke Energy
Amounts offset against net derivative positions on the Condensed Consolidated Balance Sheets	$5	—	$2	—
Amounts not offset against net derivative positions on the Condensed Consolidated Balance Sheets(a)	$4	—	$2	$3

	March 31, 2011		December 31, 2010
	(in millions)		(in millions)
	Receivables	Payables	Receivables	Payables
Duke Energy Ohio
Amounts offset against net derivative positions on the Condensed Consolidated Balance Sheets	$5	—	$2	—
Amounts not offset against net derivative positions on the Condensed Consolidated Balance Sheets (a)	$3	—	—	$3

(a)	Amounts for payables primarily represents initial margin deposits related to New York Mercantile Exchange (NYMEX) futures contracts.

9. Fair Value of Financial Assets and Liabilities

Under existing accounting guidance, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability.

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

The fair value accounting guidance for financial instruments permits entities to elect to measure many financial instruments and certain other items at fair value that are not required to be accounted for at fair value under other GAAP. There are no financial assets or financial liabilities that are not required to be accounted for at fair value under GAAP for which the option to record at fair value has been elected by the Duke Energy Registrants. However, in the future, the Duke Energy Registrants may elect to measure certain financial instruments at fair value in accordance with this accounting guidance.

The Duke Energy Registrant’s Policy for the recognition of transfers between levels of the fair value hierarchy is to recognize the transfer at the end of the period.

Valuation methods of the primary fair value measurements disclosed below are as follows:

Investments in equity securities. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities. Duke Energy held $147 million par value ($122 million carrying value) and $149 million par value ($118 million carrying value) as of March 31, 2011, and December 31, 2010, respectively of auction rate securities for which an active market does not currently exist. During the three months ended March 31, 2011, $2 million of these investments in auction rate securities were sold at full par value plus accrued interest. Duke Energy Carolinas held $16 million par value ($12 million carrying value) of these auction rate securities at both March 31, 2011, and December 31, 2010. The vast majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. All of these securities were valued as of March 31, 2011 using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represented a combination of broker-provided quotations and estimations of fair value using internal discounted cash flow models which incorporated primarily management’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted (for liquidity and credit) discount rates when relevant observable inputs are not available to determine the present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three months ended March 31, 2011 or 2010.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Investments in debt securities. Most debt investments (including those held in the Nuclear Decommissioning Trust Funds (NDTF)) are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

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

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Condensed Consolidated Balance Sheets at fair value at March 31, 2011 and December 31, 2010. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at March 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$122	$—	$—	$122
Nuclear decommissioning trust fund equity securities	1,446	1,396	46	4
Nuclear decommissioning trust fund debt securities	658	68	546	44
Other long-term trading and available-for-sale equity securities(b)	82	74	8	—
Other long-term trading and available-for-sale debt securities(b)	250	31	219	—
Derivative assets(c)	190	19	93	78

Total Assets	$2,748	$1,588	$912	$248
Derivative liabilities(d)	(132)	(13)	(17)	(102)

Net Assets	$2,616	$1,575	$895	$146

(a)	$113 million of these securities are included in Other within Investments and Other Assets and $9 million are classified as Short-Term Investments on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$118	$—	$—	$118
Nuclear decommissioning trust fund equity securities	1,365	1,313	46	6
Nuclear decommissioning trust fund debt securities	649	35	573	41
Other long-term trading and available-for-sale equity securities(a)	164	157	7	—
Other long-term trading and available-for-sale debt securities(a)	221	10	211	—
Derivative assets(b)	186	21	81	84

Total Assets	$2,703	$1,536	$918	$249
Derivative liabilities(c)	(132)	(8)	(21)	(103)

Net Assets	$2,571	$1,528	$897	$146

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Three Months Ended March 31, 2011
Balance at January 1, 2011	$118	$47	$(19)	$146
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(8)	(8)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	6	—	—	6
Purchases, sales, issuances and settlements:
Purchases	—	1	—	1
Sales	—	(2)	—	(2)
Settlements	(2)	—	3	1
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	2	—	2

Balance at March 31, 2011	$122	$48	$(24)	$146

Three Months Ended March 31, 2010
Balance at January 1, 2010	$198	$—	$25	$223
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	44	44
Fuel used in electric generation and purchased power - non-regulated	—	—	(3)	(3)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	5			5
Commodity cash flow hedges			1	1
Net purchases, sales, issuances and settlements	(1)	25	(48)	(24)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	—	2	2

Balance at March 31, 2010	$202	$25	$21	$248

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2010:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$39	$39

Total	$—	$—	$39	$39

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value at March 31, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at March 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities	1,446	1,396	46	4
Nuclear decommissioning trust fund debt securities	658	68	546	44
Derivative assets(b)	75	1	74	—

Total assets	2,191	1,465	666	60
Derivative liabilities(c)	(1)	(1)	—	—

Net assets	$2,190	$1,464	$666	$60

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities	1,365	1,313	46	6
Nuclear decommissioning trust fund debt securities	649	35	573	41
Derivative assets(b)	62	1	61	—

Total assets	2,088	1,349	680	59
Derivative liabilities(c)	(1)	(1)	—	—

Net Assets	$2,087	$1,348	$680	$59

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Rollforward of Level 3 Measurements

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
	(in millions)
Three Months Ended March 31, 2011
Balance at January 1, 2011	$12	$47	$59
Purchases, sales, issuances and settlements:
Purchases	—	1	1
Sales	—	(2)	(2)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	2	2

Balance at March 31, 2011	$12	$48	$60

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
	(in millions)
Three Months Ended March 31, 2010
Balance at January 1, 2010	$66	$—	$66
Net purchases, sales, issuances and settlements	—	25	25

Balance at March 31, 2010	$66	$25	$91

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets at fair value at March 31, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 8.

	Total Fair Value Amounts at March 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$55	$17	$7	$31
Derivative liabilities(b)	(30)	(12)	(4)	(14)

Net Assets	$25	$5	$3	$17

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

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

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
Three Months Ended March 31, 2011
Balance at January 1, 2011	$13
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	4
Purchases, sales, issuances and settlements:
Settlements	(1)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	1

Balance at March 31, 2011	$17

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2011:
Revenue, non-regulated electric and other	$4
Fuel used in electric generation and purchased power - non-regulated	—

Total	$4

Year Ended March 31, 2010
Balance at January 1, 2010	$7
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	48
Fuel used in electric generation and purchased power - non-regulated	(3)
Total pre-tax gains included in other comprehensive income:
Commodity Cash flow hedges	1
Net purchases, sales, issuances and settlements	3

Balance at March 31, 2010	$56

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at March 31, 2010:

Revenue, non-regulated electric and other	$40

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets at fair value at March 31, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at March 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)	$49	$49	$—	$—
Available-for-sale debt securities(a)	26	—	26	—
Derivative assets(b)	2	1	—	1

Total Assets	77	50	26	1
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$75	$50	$24	$1

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)(d)	$47	$47	$—	$—
Available-for-sale debt securities(a)(d)	26	—	26	—
Derivative assets(b)	4	—	—	4

Total Assets	77	47	26	4
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$75	$47	$24	$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Three Months Ended March 31, 2011
Balance at January 1, 2011	$4
Net purchases, sales, issuances and settlements:
Settlements	(2)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(1)

Balance at March 31, 2011	$1

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Derivatives (net)
(in millions)
Three Months Ended March 31, 2010
Balance at January 1, 2010	$4
Net purchases, sales, issuances and settlements	(3)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	2

Balance at March 31, 2010	$3

Additional Fair Value Disclosures—Long-term debt: The fair value of long-term debt is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of March 31, 2011 and December 31, 2010 are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets.

	As of March 31, 2011
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value(a)	Fair Value	Book Value(a)	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term debt, including current maturities	$18,255	$19,323	$7,769	$8,269	$2,562	$2,582	$3,471	$3,680

(a)	Includes Non-recourse long-term debt of variable interest entities of $972 million for Duke Energy and $300 million for Duke Energy Carolinas.

	As of December 31, 2010
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$18,210	$19,484	$7,770	$8,376	$2,564	$2,614	$3,472	$3,746

(a)	Includes Non-recourse long-term debt of variable interest entities of $976 million for Duke Energy and $300 million for Duke Energy Carolinas.

At both March 31, 2011 and December 31, 2010, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, commercial paper and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

10. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities into two categories – trading and available-for-sale. Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities and are reported at fair value in the Condensed Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Condensed Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Trading Securities. Duke Energy holds investments in debt and equity securities in grantor trusts that are associated with certain deferred compensation plans. At March 31, 2011 and December 31, 2010, the fair value of these investments was $30 million and $29 million, respectively. Additionally, at December 31, 2010 Duke Energy held Windstream Corp. (Windstream) equity securities, which were received as proceeds from the sale of Duke Energy’s equity investment in Q-Comm Corporation during the fourth quarter of 2010. The fair value of these securities at December 31, 2010 was $87 million. Duke Energy subsequently sold these securities in the first quarter of 2011. Proceeds received from the sale of Windstream equity securities are reflected in Net proceeds from the sale of equity investments and other assets, and sales of and collections on notes receivable in the Duke Energy Condensed Consolidated Statement of Cash Flows.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Available for Sale Securities. Duke Energy’s available-for-sale securities are primarily comprised of investments held in the NDTF at Duke Energy Carolinas, investments in a grantor trust at Duke Energy Indiana related to other post-retirement benefit plans as required by the IURC, Duke Energy captive insurance investment portfolio and investments of Duke Energy and Duke Energy Carolinas in auction rate debt securities. The investments within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas and Duke Energy Indiana have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas and Duke Energy Indiana. Accordingly, all unrealized gains and losses associated with equity securities within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized losses associated with investments in debt and equity securities within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are deferred as a regulatory asset or liability. As a result there is no immediate impact on the earnings of Duke Energy Carolinas and Duke Energy Indiana. For investments in debt and equity securities held in the captive insurance investment portfolio and investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. If so, the write-down to fair value may be included in earnings based on the criteria discussed below.

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

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Management believes, based on consideration of the criteria above, that no credit loss exists as of March 31, 2011 and December 31, 2010. Management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis. Therefore, management has concluded that there were no other-than-temporary impairments necessary as of March 31, 2011 and December 31, 2010. Accordingly, all changes in the market value of investments in auction rate debt securities and captive insurance investments were reflected as a component of other comprehensive income in 2011 and 2010.

See Note 9 for additional information related to fair value measurements for investments in auction rate debt securities.

Management will continue to monitor the carrying value of its entire portfolio of investments in the future to determine if any other-than-temporary impairment losses should be recognized.

Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets.

Short-term and Long-term investments. Duke Energy classifies its investments in debt and equity securities held in the Duke Energy Carolinas NDTF (see Note 9 for further information), the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long-term. Additionally, Duke Energy has classified $113 million carrying value ($138 million par value) and $118 million carrying value ($149 million par value) of investments in auction rate debt securities as long-term at March 31, 2011 and December 31, 2010, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Condensed Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The estimated fair values of short-term and long-term investments classified as available-for-sale for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana are as follows (in millions):

Duke Energy

	March 31, 2011			December 31, 2010
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Equity Securities	$542	$(14)	$1,520	$481	$(16)	$1,435
Corporate Debt Securities	8	(3)	264	12	(3)	270
Municipal Bonds	1	(10)	60	1	(9)	69
U.S. Government Bonds	9	(1)	294	10	(1)	235
Auction Rate Debt Securities(b)	—	(25)	122	—	(31)	118
Other	5	(3)	268	11	(5)	274

Total long-term investments	$565	$(56)	$2,528	$515	$(65)	$2,401

(a)	The table above includes unrealized gains and losses of $552 million and $28 million, respectively, at March 31, 2011 and unrealized gains and losses of $505 million and $32 million, respectively, at December 31, 2010 associated with investments held in the Duke Energy Carolinas NDTF. Additionally, the table above includes unrealized gains of $9 million and an insignificant amount of unrealized losses, respectively, at March 31, 2011 and unrealized gains of $6 million and an insignificant amount of unrealized losses, respectively, at December 31, 2010 associated with investments held in the Duke Energy Indiana grantor trust. As discussed above, unrealized losses on investments within the Duke Energy Carolinas NDTF and Duke Energy Indiana grantor trust are deferred as a regulatory asset pursuant to regulatory accounting treatment.
(b)	At March 31, 2011, auction rate securities estimated fair value of $113 million are included in Other within Investments and Other Assets and estimated fair value of $9 million are classified as Short-Term Investments on the Condensed Consolidated Balance Sheets.

Debt securities held at March 31, 2011, which excludes auction rate securities based on the stated maturity date, mature as follows: $49 million in less than one year, $186 million in one to five years, $190 million in six to 10 years, and $461 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011			As of December 31, 2010
	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$94	$(8)	$(6)	$85	$(11)	$(5)
Corporate Debt Securities	85	(2)	(1)	73	(2)	(2)
Municipal Bonds	41	(9)	(1)	42	(8)	(1)
U.S. Government Bonds	87	—	(1)	38	—	(1)
Auction Rate Debt Securities(b)	113	(25)	—	118	(31)	—
Other	82	(1)	(2)	84	(1)	(3)

Total long-term investments	$502	$(45)	$(11)	$440	$(53)	$(12)

(a)	The table above includes fair values of $275 million and $226 million at March 31, 2011 and December 31, 2010, respectively, associated with investments held in the Duke Energy Carolinas NDTF. Additionally, the table above includes fair values of $15 million and $5 million at March 31, 2011 and December 31, 2010, respectively, associated with investments held in the Duke Energy Indiana grantor trust.
(b)	See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

	March 31, 2011			December 31, 2010
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$533	$(14)	$1,446	$475	$(16)	$1,365
Corporate Debt Securities	7	(3)	207	10	(3)	227
Municipal Bonds	—	(10)	34	1	(9)	43
U.S. Government Bonds	9	(1)	262	10	—	224
Auction Rate Debt Securities	—	(3)	12	—	(3)	12
Other	3	—	155	9	(4)	155

Total long-term investments	$552	$(31)	$2,116	$505	$(35)	$2,026

Debt securities held at March 31, 2011, which excludes auction rate securities based on the stated maturity date, mature as follows: $39 million in less than one year, $113 million in one to five years, $150 million in six to 10 years and $356 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of March 31, 2011 and December 31, 2010.

	As of March 31, 2011			As of December 31, 2010
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$87	$(8)	$(6)	$79	$(11)	$(5)
Corporate Debt Securities	59	(2)	(1)	59	(2)	(1)
Municipal Bonds	26	(9)	(1)	28	(8)	(1)
U.S. Government Bonds	85	—	(1)	33	—	—
Auction Rate Debt Securities(a)	12	(3)	—	12	(3)	—
Other	18	—	—	27	(1)	(3)

Total long-term investments	$287	$(22)	$(9)	$238	$(25)	$(10)

(a)	See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Indiana

	March 31, 2011			December 31, 2010
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$8	$—	$49	$6	$—	$47
Municipal Bonds	1	—	26	—	—	26

Total long-term investments	$9	$—	$75	$6	$—	$73

Debt securities held at March 31, 2011 mature as follows: $1 million in less than one year, $16 million in one to five years, $8 million in six to 10 years and $2 million thereafter.

At Duke Energy Indiana, as of March 31, 2011 and December 31, 2010, $15 million and $14 million, respectively, carrying value of available-for-sale equity and debt securities were in an insignificant unrealized loss position for which other-than-temporary impairment losses have not been recorded.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

11. Variable Interest Entities

A VIE is an entity that is evaluated for consolidation using more than a simple analysis of voting control. The analysis to determine whether an entity is a VIE considers contracts with an entity, credit support for an entity, the adequacy of the equity investment of an entity and the relationship of voting power to the amount of equity invested in an entity. This analysis is performed either upon the creation of a legal entity or upon the occurrence of an event requiring reevaluation, such as a significant change in an entity’s assets or activities. If an entity is determined to be a VIE, a qualitative analysis of control determines the party that consolidates a VIE based on what party has the power to direct the most significant activities of the VIE that impact its economic performance as well as what party has rights to receive benefits or is obligated to absorb losses that are significant to the VIE. The analysis of the party that consolidates a VIE is a continual reassessment.

CONSOLIDATED VIEs

The table below shows the VIEs that Duke Energy and Duke Energy Carolinas consolidate and how these entities impact Duke Energy’s and Duke Energy Carolinas’ respective Condensed Consolidated Balance Sheets. None of these entities is consolidated by Duke Energy Ohio or Duke Energy Indiana.

Other than the discussion below related to Cinergy Receivables, no financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively, or is expected to be provided in the future, that was not previously contractually required.

	Duke Energy
	Duke Energy Carolinas
	Duke Energy Receivables Financing LLC (DERF)	Cinergy Receivables	CinCap V	Renewables	Other	Total
	(in millions)
At March 31, 2011
VIE Balance Sheets
Cash	$—	$—	$1	$—	$—	$1
Restricted Receivables of VIEs	575	577	12	13	4	1,181
Other Current Assets	—	—	5	194	8	207
Intangibles, net	—	—	—	13	—	13
Restricted Other Assets of VIEs	—	—	73	25	64	162
Other Assets	—	—	23	—	8	31
Property, Plant and Equipment Cost, VIEs	—	—	—	870	50	920
Less Accumulated Depreciation and Amortization	—	—	—	(35)	(30)	(65)
Other Regulatory Assets	—	—	—	25	1	26

Total Assets	575	577	114	1,105	105	2,476
Accounts Payable	—	—	—	3	2	5
Non-Recourse Notes Payable	—	275	—	—	—	275
Taxes Accrued	—	—	—	3	—	3
Current Maturities of Long-Term Debt	—	—	10	45	7	62
Other Current Liabilities	—	—	6	20	—	26
Non-Recourse Long-Term Debt	300	—	69	518	85	972
Deferred Income Taxes	—	—	—	198	—	198
Asset Retirement Obligation	—	—	—	12	—	12
Other Liabilities	—	—	22	4	1	27

Total Liabilities	300	275	107	803	95	1,580

Noncontrolling interests	—	—	—	—	1	1

Net Duke Energy Corporation Shareholder’s Equity	$275	$302	$7	$302	$9	$895

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Duke Energy
	Duke Energy Carolinas
	Duke Energy Receivables Financing LLC (DERF)	Cinergy Receivables	CinCap V	Renewables	Other	Total
	(in millions)
At December 31, 2010
VIE Balance Sheets
Restricted Receivables of VIEs	$637	$629	$12	$20	$4	$1,302
Other Current Assets	—	—	4	282	8	294
Intangibles, net	—	—	—	13	—	13
Restricted Other Assets of VIEs	—	—	76	(2)	65	139
Other Assets	—	—	23	—	—	23
Property, Plant and Equipment Cost, VIEs	—	—	—	892	50	942
Less Accumulated Depreciation and Amortization	—	—	—	(26)	(29)	(55)
Other Assets	—	—	—	24	(3)	21

Total Assets	637	629	115	1,203	95	2,679
Accounts Payable	—	—	—	2	2	4
Non-Recourse Notes Payable	—	216	—	—	—	216
Taxes Accrued	—	—	—	1	—	1
Current Maturities of Long-Term Debt	—	—	9	45	7	61
Other Current Liabilities	—	—	5	16	—	21
Non-Recourse Long-Term Debt	300	—	71	518	87	976
Deferred Income Taxes	—	—	—	191	—	191
Asset Retirement Obligation	—	—	—	12	—	12
Other Liabilities	—	—	22	4	—	26

Total Liabilities	300	216	107	789	96	1,508

Noncontrolling interests	—	—	—	—	1	1

Net Duke Energy Corporation Shareholder’s Equity	$337	$413	$8	$414	$(2)	$1,170

Cinergy Receivables. Cinergy Receivables was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to Cinergy Receivables. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by Cinergy Receivables through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by Cinergy Receivables to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from Cinergy Receivables (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by Cinergy Receivables against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of Cinergy Receivables and next by the subordinated retained interests held by Duke Energy Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to Cinergy Receivables may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. For the three months ended March 31, 2010, Duke Energy infused $6 million of equity to Cinergy Receivables to remedy net worth deficiencies. In April 2011, Duke Energy infused $6 million of equity to Cinergy Receivables to remedy net worth deficiencies. The amount borrowed fluctuates based on the amount of receivables sold. The debt is short-term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is October 2011.

Cinergy Receivables is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of Cinergy Receivables are not funded by Cinergy, but by Duke Energy. The most significant activity of Cinergy Receivables relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, Duke Energy consolidates Cinergy Receivables. Neither Duke Energy Ohio or Duke Energy Indiana consolidate Cinergy Receivables.

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

The obligations of DERF under the facility are non-recourse to Duke Energy Carolinas. Duke Energy and its subsidiaries have no requirement to provide liquidity, purchase assets of DERF or guarantee performance. DERF is considered a VIE because the equity capitalization is insufficient to support its operations. If deficiencies in the net worth of DERF were to occur, those deficiencies would be cured through funding from Duke Energy Carolinas. In addition, the most significant activity of DERF relates to the decisions made with respect to the management of delinquent receivables. Since those decisions are made by Duke Energy Carolinas and any net worth deficiencies of DERF would be cured through funding from Duke Energy Carolinas, Duke Energy Carolinas consolidates DERF.

CinCap V. CinCap V was created to finance and execute a power sale agreement with Central Maine Power Company for approximately 35 MW of capacity and energy. This agreement expires in 2016. CinCap V is considered a VIE because the equity capitalization is insufficient to support its operations. As Duke Energy has the power to direct the most significant activities of the entity, which are the decisions to hedge and finance the power sales agreement, CinCap V is consolidated by Duke Energy.

Renewables. Duke Energy’s renewable energy facilities include Green Frontier Windpower, LLC, Top of The World Wind Energy LLC and TX Solar I, LLC, all subsidiaries of DEGS, an indirect wholly-owned subsidiary of Duke Energy.

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

The debt held by these renewable energy facilities is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity or purchase the assets of these renewable energy facilities. Duke Energy does not guarantee performance except for an immaterial Green Frontier Windpower, LLC multi-purpose letter of credit and immaterial debt service reserve and operations and maintenance reserve guarantees at Top of the World Wind Energy LLC and TX Solar I, LLC. The assets are restricted and they cannot be pledged as collateral or sold to third parties without the prior approval of the debt holders.

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

NON-CONSOLIDATED VIEs

The table below shows the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact Duke Energy’s, Duke Energy Ohio’s and Duke Energy Indiana’s respective Condensed Consolidated Balance Sheets. As discussed above, while Duke Energy consolidates Cinergy Receivables, Duke Energy Ohio and Duke Energy Indiana do not consolidate Cinergy Receivables as they are not the primary beneficiary.

			Duke Energy
	Duke Energy Ohio	Duke Energy Indiana	DukeNet	Renewables	Other	Total
At March 31, 2011
Consolidated Balance Sheets
Receivables	$153	$147	$—	$—	$—	$—
Investments in equity method unconsolidated affiliates	—	—	135	92	24	251
Intangibles	117	—	—	—	117	117

Total Assets	270	147	135	92	141	368
Other Current Liabilities	—	—	—	—	2	2
Deferred Credits and Other Liabilities	—	—	—	—	28	28

Total Liabilities	—	—	—	—	30	30

Net Duke Energy Corporation Shareholder’s Equity	$270	$147	$135	$92	$111	$338

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

			Duke Energy
	Duke Energy Ohio	Duke Energy Indiana	DukeNet	Renewables	Other	Total
At December 31, 2010
Consolidated Balance Sheets
Receivables	$216	$192	$—	$—	$—	$—
Investments in equity method unconsolidated affiliates	—	—	137	95	23	255
Intangibles	119	—	—	—	119	119

Total Assets	335	192	137	95	142	374
Other Current Liabilities	—	—	—	—	3	3
Deferred Credits and Other Liabilities	—	—	—	—	28	28

Total Liabilities	—	—	—	—	31	31

Net Duke Energy Corporation Shareholder’s Equity	$335	$192	$137	$95	$111	$343

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the three months ended March 31, 2011 and 2010, respectively, or is expected to be provided in the future.

With the exception of the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as “Deferred Credits and Other Liabilities”, the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

Cinergy Receivables. As discussed above, Cinergy Receivables is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets at March 31, 2011 and December 31, 2010. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. The key assumptions used in estimating the fair value for Duke Energy Ohio in 2011 were an anticipated credit loss ratio of 0.8%, a discount rate of 2.7% and a receivable turnover rate of 12.6%. The key assumptions used in estimating the fair value for Duke Energy Indiana in 2011 were an anticipated credit loss ratio of 0.4%, a discount rate of 2.7% and a receivable turnover rate of 10.1%. Because the receivables generally turnover in less than two months, credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and the purchased beneficial interest (equity in Cinergy Receivables) is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the gross and net receivables sold as of March 31, 2011 and December 31, 2010, respectively:

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of March 31, 2011	$336	$273
Less: Retained interests	153	147

Net receivables sold as of March 31, 2011	$183	$126

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of December 31, 2010	$373	$284
Less: Retained interests	216	192

Net receivables sold as of December 31, 2010	$157	$92

The following table shows the retained interests, sales, and cash flows during the three months ended March 31, 2011 and 2010, respectively:

Three Months Ended March 31, 2011	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$719	$668
Loss recognized on sale	6	4
Cash flows
Cash proceeds from receivables sold	$777	$709
Return received on retained interests	4	4

Three Months Ended March 31, 2010	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$889	$621
Loss recognized on sale	8	4
Cash flows
Cash proceeds from receivables sold	$918	$647
Return received on retained interests	5	3

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

DukeNet. In 2010, Duke Energy sold a 50% ownership interest in DukeNet to Alinda. The sale resulted in DukeNet becoming a joint venture with Duke Energy and Alinda each owning a 50% interest. In connection with the formation of the new DukeNet joint venture, a five-year, $150 million senior secured credit facility was executed with a syndicate of ten external financial institutions. This credit facility is non-recourse to Duke Energy. DukeNet is considered a VIE because it has entered into certain contractual arrangements that provide DukeNet with additional forms of subordinated financial support. The most significant activities that impact DukeNet’s economic performance relate to its business development and fiber optic capacity marketing and management activities. The power to direct these activities is jointly and equally shared by Duke Energy and Alinda. As a result, Duke Energy does not consolidate the DukeNet joint venture. Accordingly, DukeNet is a non-consolidated VIE that is reported as an equity method investment.

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

Other. Duke Energy’s Commercial Power business segment has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is Duke Energy Ohio’s 9% ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement through June 2040 to buy power from OVEC’s power plants. The proceeds from the sale of power by OVEC to its power purchase agreement counterparties, including Duke Energy Ohio, are designed to be sufficient for OVEC to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 megawatts of coal-fired generation capacity. As discussed in Note 4, the proposed rulemaking on CCP’s could increase the costs of OVEC which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006.

In addition, the company has guaranteed the performance of certain entities in which the company no longer has an equity interest. As a result, the company has a variable interest in certain VIEs that are non-consolidated.

12. Earnings Per Common Share (EPS)

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

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2011 and 2010.

	Income	Average Shares	EPS
	(in millions, except per- share amounts)
Three Months Ended March 31, 2011
Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic	$510	1,330	$0.38

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—diluted	$510	1,331	$0.38

Three Months Ended March 31, 2010
Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic	$444	1,310	$0.34

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—diluted	$444	1,311	$0.34

As of March 31, 2011 and 2010, 13 million and 18 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met. During the three months ended March 31, 2010, Duke Energy received proceeds of $30 million from the sale of common stock issued to fulfill obligations under its Dividend Reinvestment Plan (DRIP) and other internal plans, including 401(k) plans.

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

Duke Energy recorded pre-tax stock-based compensation expense for the three months ended March 31, 2011 and 2010 as follows:

	Three Months Ended March 31,
	2011(a)	2010(a)
	(in millions)
Stock Options	$2	$2
Phantom Awards	8	8
Performance Awards	6	6

Total	$16	$16

(a)	Excludes stock-based compensation cost capitalized of $1 million for each of the three months ended March 31, 2011 and 2010.

The tax benefit associated with the recorded expense was $6 million for each of the three months ended March 31, 2011 and 2010.

14. Employee Benefit Obligations

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

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$24	$—	$1	$24	$1	$2
Interest cost on projected benefit obligation	58	2	9	62	2	9
Expected return on plan assets	(96)	—	(4)	(94)	—	(4)
Amortization of prior service cost (credit)	2	1	(2)	1	1	(3)
Amortization of net transition liability	—	—	3	—	—	2
Amortization of loss (gain)	19	—	(1)	12	—	1
Contractual termination benefit cost	—	—	—	10	—	—
Other	4	—	—	5	—	—

Net periodic costs	$11	$3	$6	$20	$4	$7

(a)	Excludes regulatory asset amortization of $4 million for each of the three months ended March 31, 2011 and 2010, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $2 million for each of the three months ended March 31, 2011 and 2010, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

        Each of the Subsidiary Registrants participate in qualified pension plans, non-qualified pension plans and other post-retirement benefit plans sponsored by Duke Energy. The net periodic benefit costs shown in the tables below represent the allocated cost of the respective benefit plan for the periods presented. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and other post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the respective Subsidiary Registrant. These allocated amounts are included in the governance and shared services costs for each Subsidiary Registrant discussed in Note 17.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Non- Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$9	$—	$9	$—	$—
Interest cost on projected benefit obligation	21	4	23	1	4
Expected return on plan assets	(37)	(2)	(37)	—	(2)
Amortization of prior service credit	—	(1)	—	—	(1)
Amortization of net transition liability	—	2	—	—	2
Amortization of loss	9	1	7	—	1
Other	2	—	2	—	—

Net periodic costs	$4	$4	$4	$1	$4

Components of net periodic costs for Duke Energy Carolinas’ non-qualified pension plans were an insignificant amount for the three months ended March 31, 2011.

See Note 17 for additional information related to amounts reflected on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets associated with obligations related to qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Carolinas by Duke Energy.

Duke Energy Ohio

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$2	$—	$2	$—
Interest cost on projected benefit obligation	8	1	9	1
Expected return on plan assets	(11)	—	(12)	—
Amortization of loss (gain)	2	(1)	1	(1)
Other	—	—	1	—

Net periodic costs	$1	$—	$1	$—

(a)	Excludes regulatory asset amortization of $2 million for each of the three months ended March 31, 2011 and 2010, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $1 million for each of the three months ended March 31, 2011 and 2010, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Components of net periodic costs for Duke Energy Ohio’s non-qualified pension plans were an insignificant amount for each of the three months ended March 31, 2011 and 2010.

See Note 17 for additional information related to amounts reflected on Duke Energy Ohio’s Condensed Consolidated Balance Sheets associated with obligations related to qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Ohio by Duke Energy.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Indiana

	Three Months Ended March 31, 2011		Three Months Ended March 31, 2010
	Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$3	$—	$3	$—
Interest cost on projected benefit obligation	7	2	8	2
Expected return on plan assets	(11)	—	(11)	—
Amortization of prior service cost	—	—	1	—
Amortization of loss	4	—	2	—

Net periodic costs	$3	$2	$3	$2

Components of net periodic costs for Duke Energy Indiana’s non-qualified pension plans were an insignificant amount for each of the three months ended March 31, 2011 and 2010.

See Note 17 for additional information related to amounts reflected on Duke Energy Indiana’s Condensed Consolidated Balance Sheets associated with obligations related to qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Indiana by Duke Energy.

Employee Savings Plan

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of $31 million for each of the three months ended March 31, 2011 and 2010.

The Subsidiary Registrants participate in Duke Energy sponsored employee savings plans. The following table shows the respective Subsidiary Registrants’ expense related to its proportionate share of pre-tax employer matching contributions.

	Three Months Ended March 31,
	2011	2010
Duke Energy Carolinas	$12	$12
Duke Energy Ohio	1	2
Duke Energy Indiana	3	3

15. Severance

During the three months ended March 31, 2011 and 2010, Duke Energy recorded an insignificant amount and $68 million in severance charges, respectively. Of the $68 million recorded for the three months ended March 31, 2010, $41 million was recorded by Duke Energy Carolinas, $10 million was recorded by Duke Energy Ohio and $10 million was recorded by Duke Energy Indiana. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. During 2010, the majority of severance charges were related to a voluntary severance plan whereby eligible employees were provided a window during which to accept termination benefits. As this was a voluntary plan, all severance benefits offered under this plan were considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Approximately 900 employees accepted the termination benefits during the voluntary window period, which closed March 31, 2010. Future severance costs under Duke Energy’s ongoing severance plan, if any, are currently not estimable.

        The severance costs discussed above for the Subsidiary Registrants include an allocation of their proportionate share of severance costs for employees of Duke Energy’s shared services affiliate that provides support to the Subsidiary Registrants. Amounts included in the table below represent the severance liability recorded by Duke Energy Carolinas and Duke Energy Indiana for employees of those registrants, and excludes costs allocated from and paid by Duke Energy’s shared services affiliate.

	Balance at December 31, 2010	Provision/ Adjustments	Cash Reductions	Balance at March 31, 2011
	(in millions)
Duke Energy	$87	$(1)	$(26)	$60
Duke Energy Carolinas	21	—	(11)	10
Duke Energy Indiana	1	—	(1)	—

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

16. Income Taxes and Other Taxes

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

Duke Energy. At March 31, 2011 and December 31, 2010, Duke Energy had unrecognized tax benefits of $345 million and $342 million, respectively. Included in unrecognized tax benefits at March 31, 2011, is $113 million net of all federal and state benefits that, if recognized, would affect the effective tax rate or a regulatory liability; however, Duke Energy is currently unable to estimate the specific effect to either. At March 31, 2011, Duke Energy had $11 million, net of all federal and state benefits that, if recognized, would be recorded as a component of discontinued operations. Duke Energy does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Carolinas. At March 31, 2011 and December 31, 2010, Duke Energy Carolinas had unrecognized tax benefits of $225 million and $217 million, respectively. Included in unrecognized tax benefits at March 31, 2011 is $105 million that, if recognized, would affect the effective tax rate or a regulatory liability; however, Duke Energy Carolinas is currently unable to estimate the specific effect to either. Duke Energy Carolinas does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Ohio. At March 31, 2011 and December 31, 2010, Duke Energy Ohio had unrecognized tax benefits of $27 million and $29 million, respectively. There are no amounts included in unrecognized tax benefits, at March 31, 2011 that, if recognized, would affect the effective tax rate. Duke Energy Ohio does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

Duke Energy Indiana. At March 31, 2011 and December 31, 2010, Duke Energy Indiana had unrecognized tax benefits of $19 million and $21 million, respectively. There are no amounts included in the liabilities for unrecognized tax benefits, at March 31, 2011 that, if recognized, would affect the effective tax rate. Duke Energy Indiana does not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.

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

The effective tax rates for each of the Duke Energy Registrants are as follows:

	Three Months Ended March 31,
	2011	2010
Duke Energy	31.2%	33.6%
Duke Energy Carolinas	35.1%	37.5%
Duke Energy Ohio	36.8%	34.8%
Duke Energy Indiana	34.9%	34.0%

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

	Three Months Ended March 31,
	2011	2010
	(in millions)
Duke Energy Carolinas	$36	$38
Duke Energy Ohio	34	37
Duke Energy Indiana	8	7

Total Duke Energy	$78	$82

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

17. Related Party Transactions

Duke Energy Carolinas

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 are as follows:

Assets/(Liabilities)

	March 31, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets(b)	$44	$293
Non-current assets(c)	76	104
Current liabilities(d)	(166)	(195)
Non-current liabilities(e)	(65)	(93)
Net deferred tax liabilities(f)	(4,039)	(3,906)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits and money pool arrangements as discussed below.
(b)	The balances at March 31, 2011, and December 31, 2010,respectively are classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at March 31, 2011 and December 31, 2010 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	The balances at March 31, 2011, and December 31, 2010 are classified as Accounts payable on the Condensed Consolidated Balance Sheets.
(e)	The balances at March 31, 2011 and December 31, 2010 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at March 31, 2011, $(4,095) million is classified as Deferred income taxes and $56 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(3,988) million is classified as Deferred income taxes and $82 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2011 and 2010, Duke Energy Carolinas recorded governance and shared services expenses of $253 million and $234 million, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $5 million and $6 million for the three months ended March 31, 2011 and 2010, respectively, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $(2) million and $8 million for the three months ended March 31, 2011 and 2010, respectively.

As discussed further in Note 14, Duke Energy Carolinas participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Carolinas has been allocated accrued pension and other post-retirement benefit obligations of $253 million at March 31, 2011 and $252 million at December 31, 2010. This amount has been classified in the Consolidated Balance Sheets as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Other current liabilities	$10	$10
Accrued pension and other post-retirement benefit costs	243	242

As discussed further in Note 6, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended March 31, 2011 and 2010. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended March 31, 2011 and 2010.

In February 2010, Duke Energy Carolinas made a $200 million distribution to its parent, Duke Energy.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Ohio

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets(b)	$45	$82
Non-current assets(c)	20	15
Current liabilities(d)	(105)	(86)
Non-current liabilities(e)	—	(42)
Net deferred tax liabilities(f)	(1,524)	(1,579)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2011, $12 million is classified as Receivables and $33 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $24 million is classified as Receivables and $58 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at March 31, 2011 and December 31, 2010 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at March 31, 2011, $(94) million is classified as Accounts payable, $(9) million is classified as Taxes accrued and $(2) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(83) million is classified as Accounts payable and $(3) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets.
(e)	The balance at December 31, 2010, is classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at March 31, 2011, $(1,584) million is classified as Deferred income taxes, $(25) million is classified as Other within Current Liabilities, and $85 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(1,588) million is classified as Deferred income taxes, and $9 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2011 and 2010, Duke Energy Ohio recorded governance and shared services expenses of $95 million and $103 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $4 million and $5 million for each of the three months ended March 31, 2011 and 2010, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as income associated with certain other recoveries of cost and its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other cost recoveries and other charged expenses, net were insignificant and $1 million for the three months ended March 31, 2011 and 2010, respectively.

As discussed further in Note 14, Duke Energy Ohio participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations of $212 million at March 31, 2011 and $211 million at December 31, 2010.

These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit costs	208	207

Additionally, as discussed in Note 11, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was $4 million and $5 million for the three months ended March 31, 2011 and 2010, respectively.

As discussed further in Note 6, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended March 31, 2011 and 2010. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended March 31, 2011 and 2010.

Duke Energy Ohio enters into certain derivative positions on behalf of Duke Energy Retail, a consolidated affiliate of Duke Energy. These contracts are undesignated, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations. See Note 8 for additional information.

Duke Energy Commercial Asset Management, LLC (DECAM), a direct subsidiary of Duke Energy Ohio, conducts hedging activities for certain of Duke Energy’s non-regulated entities. DECAM meets its funding needs through an intercompany loan agreement from Duke Energy Ohio’s parent entity, Cinergy. The intercompany loan was executed in February 2011. As of March 31, 2011, DECAM had an outstanding intercompany loan with Cinergy of $3 million, which is classified within Other within Current Liabilities in Duke Energy Ohio’s Condensed Consolidated Balance Sheets. Changes in the intercompany loan are reflected within financing activities in Duke Energy Ohio’s Condensed Consolidated Statements of Cash Flows.

In March 2011, Duke Energy Ohio paid a $285 million dividend to its parent, Cinergy.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Indiana

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of March 31, 2011 and December 31, 2010 are as follows:

	March 31, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets(b)	$36	$51
Current liabilities(c)	(97)	(69)
Non-current liabilities(d)	(19)	(20)
Net deferred tax liabilities(e)	(945)	(932)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2011, $30 million is classified as Receivables and $6 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $27 million is classified as Receivables and $24 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Of the balance at March 31, 2011, $(84) million is classified as Accounts payable and $(13) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(67) million is classified as Accounts payable and $(2) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets.
(d)	The balances at March 31, 2011 and December 31, 2010 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(e)	Of the balance at March 31, 2011, $(949) million is classified as Deferred income taxes and $4 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(973) million is classified as Deferred income taxes and $41 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, legal and accounting fees, as well as other third party costs. During the three months ended March 31, 2011 and 2010, Duke Energy Indiana recorded governance and shared services expenses of $107 million and $84 million, respectively. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These amounts were $2 million for each of the three months ended March 31, 2011 and 2010, which are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations. Additionally, Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy. Rental income and other charged expenses, net were $1 million for each of the three months ended March 31, 2011 and 2010.

As discussed further in Note 14, Duke Energy Indiana participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations of $269 million at March 31, 2011 and $272 million at December 31, 2010. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	March 31, 2011	December 31, 2010
	(in millions)
Other current liabilities	$2	$2
Accrued pension and other post-retirement benefit costs	267	270

Additionally, as discussed in Note 11, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was $4 million and $3 million for the three months ended March 31, 2011 and 2010, respectively.

As discussed further in Note 6, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended March 31, 2011 and 2010.

Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended March 31, 2011 and 2010.

In February 2010, Duke Energy Indiana received a $225 million capital contribution from its parent, Cinergy.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

18. New Accounting Standards

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to March 31, 2010 and the impact of such adoption, if applicable, has been presented in the respective Condensed Consolidated Financial Statements of the Duke Energy Registrants:

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605—Revenue Recognition (ASC 605). In October 2009, the FASB issued new revenue recognition accounting guidance in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables. This new accounting guidance primarily applies to all contractual arrangements in which a vendor will perform multiple revenue generating activities and addresses the unit of accounting for arrangements involving multiple deliverables, as well as how arrangement consideration should be allocated to the separate units of accounting. For the Duke Energy Registrants, the new accounting guidance was effective January 1, 2011 and applied on a prospective basis. This new accounting guidance did not have a material impact to the consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.

ASC 805—Business Combinations (ASC 805). In November 2010, the FASB issued new accounting guidance in response to diversity in the interpretation of pro forma information disclosure requirements for business combinations. The new accounting guidance requires an entity to present pro forma financial information as if a business combination occurred at the beginning of the earliest period presented as well as additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This new accounting guidance was effective January 1, 2011 and will be applied to all business combinations consummated after that date.

ASC 820—Fair Value Measurements and Disclosures (ASC 820). In January 2010, the FASB amended existing fair value measurements and disclosures accounting guidance to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. For the Duke Energy Registrants, certain portions of this revised accounting guidance were effective on January 1, 2010, with additional disclosures effective for periods beginning January 1, 2011. The adoption of this accounting guidance resulted in additional disclosure in the notes to the consolidated financial statements but did not have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. See note 9 for additional disclosures required by the revised accounting guidance in ASC 820.

19. Subsequent Events

For information on subsequent events related to acquisitions, regulatory matters, commitments and contingencies, debt and variable interest entities see Notes 3, 4, 5, 6 and 11 respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in South America and Central America through International Energy.

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

Duke Energy

EXECUTIVE OVERVIEW

Net income attributable to Duke Energy was $511 million for the three months ended March 31, 2011 as compared to $445 million for the three months ended March 31, 2010. Diluted earnings per share increased from $0.34 per share for the three months ended March 31, 2010 to $0.38 per share for the three months ended March 31, 2011 primarily due to the increase in net income in the first quarter of 2011 as compared to the same period in 2010, as described further below. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $983 million for the three months ended March 31, 2011 as compared to $1,013 million for the same period in 2010.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$3,663	$3,594	$69
Operating expenses	2,859	2,835	24
Gains on sales of other assets and other, net	10	2	8

Operating income	814	761	53
Other income and expenses, net	151	120	31
Interest expense	219	210	9

Income before income taxes	746	671	75
Income tax	233	226	7

Net income	513	445	68
Less: Net income attributable to noncontrolling interests	2	—	2

Net income attributable to Duke Energy Corporation	$511	$445	$66

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended March 31, 2011 as Compared to March 31, 2010. Consolidated operating revenues for the three months ended March 31, 2011 increased $69 million compared to the same period in 2010. This change was primarily driven by the following:

•	A $65 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information;

•	A $12 million increase at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information; and

•	A $7 million increase at U.S. Franchised Electric and Gas (USFE&G). See Operating Revenues discussion within “Segment Results” for USFE&G below for further information.

Partially offsetting these increases was:

•	A $17 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

PART I

Consolidated Operating Expenses

Three Months Ended March 31, 2011 as Compared to March 31, 2010. Consolidated operating expenses for the three months ended March 31, 2011 increased $24 million compared to the same period in 2010. This change was primarily driven by the following:

•	A $100 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information; and

•	A $35 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information.

Partially offsetting these increases were:

•	A $104 million decrease at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information; and

•	A $9 million decrease at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Consolidated Gains on Sales of Other Assets and Other, Net

Consolidated gains on sales of other assets and other, net, was $10 million and $2 million for the three months ended March 31, 2011 and 2010, respectively. The increase is attributable primarily to the final settlement of the sale of a 50% ownership interest in DukeNet Communications, LLC (DukeNet) in the fourth quarter of 2010.

Consolidated Operating Income

Consolidated operating income for the three months ended March 31, 2011 increased $53 million compared to the same period in 2010. Drivers to operating income are discussed above.

Consolidated Other Income and Expenses, Net

Consolidated other income and expenses, net for the three months ended March 31, 2011 increased $31 million compared to the same period in 2010. The increase was driven primarily by a $20 million Peru arbitration award and a higher equity component of allowance for funds used during construction (AFUDC) of $5 million due to additional capital spending for ongoing construction projects.

Consolidated Interest Expense

Consolidated interest expense for the three months ended March 31, 2011 increased $9 million compared to the same period in 2010. The increase is due primarily to higher debt balances, partially offset by a higher debt component of AFUDC due to increased spending on capital projects.

Consolidated Income Tax Expense

Consolidated income tax expense for the three months ended March 31, 2011 increased $7 million compared to the same period in 2010. The increase is primarily the result of higher pre-tax income partially offset by a $17 million write-off of deferred tax assets due to a change in the tax treatment of the Medicare Part D subsidy due to the passing of health care reform legislation in the first quarter of 2010. The effective tax rate for the three months ended March 31, 2011 and 2010 was 31% and 34%, respectively.

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

EBIT by Business Segment

	Three Months Ended March 31,
	2011	2010
	(in millions)
USFE&G	$712	$744
Commercial Power	91	129
International Energy	180	140

Total reportable segment EBIT	983	1,013
Other	(45)	(146)

Total reportable segment and Other EBIT	938	867
Interest expense	(219)	(210)
Interest income and other(a)	21	11
Add back of noncontrolling interest component of reportable segment and Other EBIT	6	3

Consolidated income before income taxes	$746	$671

(a)	Other within Interest Income and other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segment and Other EBIT.

Noncontrolling interest amounts presented in certain tables below includes only expenses and benefits related to EBIT of Duke Energy’s joint ventures. It does not include the noncontrolling interest component related to interest and taxes of the joint ventures.

Segment EBIT, as discussed below, includes intercompany revenues and expenses that are eliminated in the Unaudited Condensed Consolidated Financial Statements.

PART I

USFE&G

USFE&G includes the regulated operations of Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Kentucky and certain regulated operations of Duke Energy Ohio.

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$2,683	$2,676	$7
Operating expenses	2,033	1,998	35
Gains on sales of other assets and other, net	—	2	(2)

Operating income	650	680	(30)
Other income and expenses, net	62	64	(2)

EBIT	$712	$744	$(32)

Duke Energy Carolinas’ GWh sales (a)	20,584	21,516	(932)
Duke Energy Midwest’s GWh sales(a)(b)	14,772	15,161	(389)
Net proportional MW capacity in operation(c)	26,869	26,947	(78)

(a)	Gigawatt-hours (GWh).

(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky, collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.

(c)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three months ended March 31, 2011 compared to the same period in the prior year. The below percentages represent billed sales only for the period presented and are not weather normalized.

Three Months Ended March 31, 2011
Increase (decrease) over prior year
Residential sales(a)	(8.0)%
General service sales(a)	(1.5)%
Industrial sales(a)	3.0%
Wholesale power sales	(7.2)%
Total Duke Energy Carolinas sales(b)	(4.3)%
Average number of customers	0.3%

(a)	Major components of Duke Energy Carolinas’ retail sales.

(b)	Consists of all components of Duke Energy Carolinas’ sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of electric customers for Duke Energy Midwest for the three months ended March 31, 2011 compared to the same period in the prior year. The below percentages represent billed sales only for the period presented and are not weather normalized.

Three Months Ended March 31, 2011
Increase (decrease) over prior year
Residential sales(a)	(3.5)%
General service sales(a)	0.2%
Industrial sales(a)	1.4%
Wholesale power sales	(11.9)%
Total Duke Energy Midwest sales(b)	(2.6)%
Average number of customers	0.0%

(a)	Major components of Duke Energy Midwest’s retail sales.

(b)	Consists of all components of Duke Energy Midwest’s sales, including retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended March 31, 2011 as Compared to March 31, 2010

Operating Revenues. The increase was driven primarily by:

•

A $70 million increase in net retail pricing and rate riders primarily due to new retail rates resulting from the North Carolina and South Carolina rate cases in the first quarter of 2010, including the implementation of the North Carolina construction work in progress (CWIP) rider effective January 2011, and riders for the save-a-watt program and the Edwardsport integrated gasification combined cycle (IGCC) plant that is currently under construction. These new retail rates for North Carolina and South Carolina were in effect for the entire first quarter of 2011 but were phased in throughout the first quarter of 2010.

Partially offsetting this increase was:

•

A $59 million decrease in sales to retail customers due to mild weather conditions in first quarter 2011 compared to the same period in 2010. For the Carolinas, heating degree days for the first quarter of 2011 were 3% above normal as compared to 22% above normal during the same period in 2010. For the Midwest, heating degree days for the first quarter of 2011 were 5% above normal as compared to 11% above normal during the same period in 2010. The number of heating degree days recorded in February 2010 in the Carolinas was the highest for that month in the last 30 years.

Operating Expenses. The increase was driven primarily by:

•

A $52 million increase in operating and maintenance expenses primarily due to higher nuclear maintenance, power and gas delivery costs, and higher corporate, customer products and services costs, partially offset by overall lower storm costs.

Partially offsetting this increase was:

•

A $10 million decrease in depreciation and amortization due primarily to lower amortization of regulatory assets largely related to the expiration of non-residential portion of the Ohio Regulatory Transition Charge in 2010.

EBIT. As discussed above, the decrease resulted primarily from mild weather and higher operating and maintenance expenses. These negative impacts were partially offset by overall net higher retail pricing and rate riders and decreased depreciation and amortization.

Matters Impacting Future USFE&G Results

Results of USFE&G are impacted by the completion of its major generation fleet modernization projects. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station.

Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2011 and 2012. Duke Energy Indiana plans to file a rate case in 2012. Duke Energy Ohio is evaluating the need for an electric distribution rate case in 2012. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs. USFE&G’s earnings could be adversely impacted if any of these rate cases are denied or delayed by the various state regulatory commissions.

USFE&G evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact USFE&G’s goodwill impairment assessments, see “Critical Accounting Policy for Goodwill Impairment Assessments” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010. As of the August 31 impairment analysis, the fair value of the Ohio Transmission and Distribution (Ohio T&D) reporting unit exceeded its carrying value at Duke Energy, therefore no goodwill impairment charge was recorded. However, the fair value of the Ohio T&D reporting unit, which has a goodwill balance of $700 million as of March 31, 2011, exceeded its carrying value by approximately 15%. Management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2011 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would again perform an interim impairment test of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this test. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the weighted average cost of capital (WACC) and the equity valuations of peer companies, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

Commercial Power

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$644	$579	$65
Operating expenses	558	458	100
Gains on sales of other assets and other, net	2	(1)	3

Operating income	88	120	(32)
Other income and expenses, net	5	9	(4)
Expense attributable to noncontrolling interest	2	—	2

EBIT	$91	$129	$(38)

Actual plant production, GWh	8,297	6,606	1,691
Net proportional MW capacity in operation	8,272	8,005	267

PART I

Three Months Ended March 31, 2011 as Compared to March 31, 2010

Operating Revenues. The increase was driven primarily by:

•	A $97 million increase in wholesale electric revenues due to higher generation volumes, net of lower pricing and lower margin earned from participation in wholesale auctions in 2011;

•	A $19 million increase in renewables generation revenues due primarily to additional wind generation facilities placed in service after the first quarter of 2010; and

•	A $17 million increase in PJM Interconnection, LLC (PJM) capacity revenues due to additional MWs participating in the auction and higher cleared auction pricing in 2011 compared to 2010.

Partially offsetting these increases were:

•

A $52 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and unfavorable weather net of higher retail pricing under the Electric Security Plan (ESP) in 2011; and

•

A $23 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $2 million in 2011 compared to gains of $21 million in 2010.

Operating Expenses. The increase was driven primarily by:

•	A $71 million increase in wholesale fuel expenses due to higher generation volumes;

•

A $32 million increase in operating expenses primarily resulting from station maintenance expenditures, additional costs associated with renewable projects placed in service after the first quarter of 2010, the continued development of the renewable business in 2011, and higher transmission costs; and

•	A $10 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $2 million in 2011 compared to gains of $8 million in 2010.

Partially offsetting these increases was:

•	A $15 million decrease in retail fuel and purchased power expenses due to lower generation volumes net of higher purchased power volumes in 2011 as compared to 2010.

Other Income and Expenses, net. The decrease in 2011 as compared to 2010 is primarily due to distributions from South Houston Green Power received in 2010 which did not recur in 2011.

EBIT. As discussed above, the decrease is primarily attributable to lower retail revenues driven by customer switching and net mark-to-market losses on non-qualifying commodity hedge contracts in 2011 compared to gains in 2010 net of higher PJM capacity revenues and increased wholesale revenues.

Matters Impacting Future Commercial Power Results

Commercial Power operates in Ohio under an ESP that expires on December 31, 2011. On November 15, 2010, Duke Energy Ohio filed for approval of its next Standard Service Offer (SSO) to replace the existing ESP. The filing seeks approval of a Market Rate Offer (MRO) through which generation supply will ultimately be procured through a competitive solicitation format, which could have a significant impact on Commercial Power’s generation fleet. On February 23, 2011, the PUCO stated that Duke Energy Ohio did not file an application for a five-year MRO as required under Ohio statute. As a result, the PUCO ordered that the case cannot proceed as filed. On April 19, 2011, the PUCO approved Duke Energy Ohio’s request for rehearing. On May 4, 2011, the PUCO issued an order reaffirming its February 23, 2011 rejection of Duke Energy Ohio’s SSO filing seeking approval of an MRO. Duke Energy Ohio is evaluating its options and plans to file a revised SSO in the second quarter of 2011. As a result of the current Ohio regulatory environment, Commercial Power’s earnings after the expiration of the current ESP could be significantly different than its historical earnings.

Commercial Power’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices for periods beginning June 2011 and continuing through May 2014, the end of the most recently completed auction, will be significantly lower than current and historical capacity prices. As a result, Commercial Power’s operating revenues and EBIT will be negatively impacted through 2014.

International Energy

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$348	$336	$12
Operating expenses	209	218	(9)
Gains on sales of other assets and other, net	—	(1)	1

Operating income	139	117	22
Other income and expenses, net	47	29	18
Expense attributable to noncontrolling interest	6	6	—

EBIT	$180	$140	$40

Sales, GWh	4,787	5,691	(904)
Net proportional MW capacity in operation	4,192	4,055	137

PART I

Three Months Ended March 31, 2011 as Compared to March 31, 2010

Operating Revenues. The increase was driven primarily by:

•	A $31 million increase in Brazil due to higher average contract prices and favorable exchange rates; and

•	A $13 million increase in Peru as a result of higher energy sales volumes and average prices.

Partially offsetting these increases were:

•	An $18 million decrease in Ecuador as a result of lower dispatch due to a new hydro competitor which commenced operations in the fourth quarter of 2010; and

•	A $14 million decrease in Central America due to lower dispatch caused by unfavorable hydrology, partially offset by higher average prices.

Operating Expenses. The decrease was driven primarily by:

•	A $14 million decrease in Ecuador primarily due to lower fuel expense as a result of lower dispatch; and

•	A $12 million decrease in Central America as a result of lower fuel expense due to lower generation.

Partially offsetting these decreases were:

•	A $9 million increase in Brazil due to unfavorable exchange rates and the absence of a prior year environmental provision reversal; and

•	A $9 million increase in Peru due to higher purchased power costs, and higher fuel consumption as a result of increased thermal generation volumes.

Other Income and Expenses, net. The increase was primarily driven by a $20 million Peru arbitration award.

EBIT. As discussed above, the increase was primarily due to higher average contract prices and favorable exchange rates in Brazil and an arbitration award in Peru.

Other

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$11	$28	$(17)
Operating expenses	82	186	(104)
Gains on sales of other assets and other, net	8	2	6

Operating income	(63)	(156)	93
Other income and expenses, net	16	7	9
Benefit attributable to noncontrolling interest	2	3	(1)

EBIT	$(45)	$(146)	$101

Three Months Ended March 31, 2011 as Compared to March 31, 2010

Operating Revenues. The decrease was driven primarily by the deconsolidation of DukeNet in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment.

Operating Expenses. The decrease was driven primarily by $68 million of 2010 employee severance costs related to the voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, a prior year $16 million donation to the Duke Energy Foundation, a non-profit organization funded by Duke Energy shareholders that makes charitable contributions to selected non-profits, and a decrease as a result of the DukeNet deconsolidation in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment.

Consolidated Gains on Sales of Other Assets and Other, Net. The increase is attributable primarily to the final settlement of the sale of a 50% ownership interest in DukeNet in the fourth quarter of 2010.

Other Income and Expenses, net. The increase was driven primarily by more favorable returns on investments that support benefit obligations.

EBIT. The increase was due primarily to prior year employee severance costs, a prior year donation to the Duke Energy Foundation and more favorable returns on investments that support benefit obligations.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50% interest in Crescent JV (Crescent), which was Duke Energy’s real estate joint venture that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50% ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize its share of the net tax loss in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, it is possible that Duke Energy could incur a future tax liability related to its inability to fully utilize tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

PART I

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

	Three Months Ended March 31,
	2011	2010	Increase
	(in millions)
Operating revenues	$1,552	$1,545	$7
Operating expenses	1,189	1,200	(11)
Gains on sales of other assets and other, net	—	2	(2)

Operating income	363	347	16
Other income and expenses, net	42	50	(8)
Interest expense	89	90	(1)

Income before income taxes	316	307	9
Income tax expense	111	115	(4)

Net income	$205	$192	$13

The $13 million increase in Duke Energy Carolinas’ net income for the three months ended March 31, 2011 compared to March 31, 2010 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•

A $57 million increase in net retail pricing and rate riders primarily due to new retail rates resulting from the North Carolina and South Carolina rate cases in the first quarter of 2010, including the implementation of the North Carolina CWIP rider effective January 2011, and riders for the save-a-watt program. These new retail rates were in effect for the entire first quarter of 2011 but were phased in throughout the first quarter of 2010; and

•

A $7 million increase in fuel revenues driven primarily by increased fuel rates in South Carolina, partially offset by lower fuel rates in North Carolina. Fuel revenues represent sales to retail and wholesale customers.

Partially offsetting these increases were:

•

A $46 million decrease in GWh sales to retail customers due to less favorable weather. The number of heating degree days for the first quarter of 2011 were 3% above normal as compared to 22% above normal in 2010; and

•

An $11 million decrease in weather adjusted sales volumes to retail customers primarily due to decreased demand in the residential sector, which decreased on a weather normal basis by approximately 3% compared to the same period in 2010.

Operating Expenses. The decrease was primarily due to:

•

A $25 million decrease in operating and maintenance expenses primarily due to decreased employee severance costs associated with the 2010 voluntary severance plan, lower storm costs, and lower outage costs at fossil generation plants; partially offset by higher outage and maintenance costs at nuclear generating plants, costs related to the implementation of the save-a-watt program, higher power delivery costs, and increased corporate costs; and

•	A $9 million decrease in general taxes primarily due to lower property taxes and revenue related taxes.

Partially offsetting these decreases were:

•

A $14 million increase in fuel expense (including purchased power) primarily related to purchases of power that, although economic, are not recoverable through the fuel clause; partially offset by lower volume of coal used in electric generation; and

•	An $8 million increase in depreciation and amortization expense primarily due to increased production plant base.

Other Income and Expenses, net. The decrease is primarily due to lower deferred returns.

Income Tax Expense. The decrease in income tax expense for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to a decrease in the effective tax rate. The effective tax rate was 35.1% for 2011 compared to 37.5% for the same period in 2010. The decrease in the effective tax rate for 2011 was primarily attributable to a write-off of deferred tax assets in the first quarter of 2010 due to a change in the tax treatment of the Medicare Part D subsidy due to the passing of health care reform legislation.

Matters Impacting Future Duke Energy Carolinas Results

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

PART I

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

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$879	$977	$(98)
Operating expenses	746	754	(8)
Gains (losses) on sales of other assets and other, net	2	(1)	3

Operating income	135	222	(87)
Other income and expenses, net	5	7	(2)
Interest expense	24	30	(6)

Income before income taxes	116	199	(83)
Income tax expense	43	69	(26)

Net income	$73	$130	$(57)

The $57 million decrease in Duke Energy Ohio’s net income for the three months ended March 31, 2011 compared to March 31, 2010 was primarily due to the following factors:

Operating Revenues. The decrease was primarily driven by:

•	A $92 million decrease in retail electric revenues primarily resulting from lower sales volumes driven by increased customer switching levels net of higher retail pricing under the ESP in 2011;

•	A $65 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of no mark-to-market gains in 2011 compared to gains of $65 million in 2010;

•	A $36 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales volumes;

•	An $18 million decrease in retail electric revenues resulting from the expiration of the Ohio electric Regulatory Transition Charge for non-residential customers; and

•	An $11 million decrease related to less favorable weather conditions in 2011 compared to 2010.

Partially offsetting these decreases were:

•	A $97 million increase in wholesale electric revenues due to higher generation volumes net of lower pricing and lower margin earned from participation in wholesale auctions in 2011; and

•	A $17 million increase in PJM capacity revenues due to additional MWs participating in the auction and higher cleared auction pricing in 2011 compared to 2010.

Operating Expenses. The decrease was primarily driven by:

•	A $47 million decrease in retail fuel and purchased power expenses due to lower retail load driven by increased customer switching levels in 2011 compared to 2010;

•	A $37 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced sales volumes;

•	A $22 million decrease in depreciation and amortization costs related to decreased regulatory and software amortization; and

•

A $10 million decrease in employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina.

Partially offsetting these decreases were:

•	A $71 million increase in wholesale fuel expense due to higher generation volumes;

•	A $28 million increase in operating expenses primarily due to station maintenance expenditures and the impact of an ice storm in February 2011; and

•	A $10 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $2 million in 2011 compared to gains of $8 million in 2010.

Gains on Sales of Other Assets and Other, net. The increase in 2011 as compared to 2010 is attributable to gains on sales of emission allowances in 2011.

Interest Expense. The decrease was primarily due to reduced interest accrued for uncertain tax positions and post-in-service carrying charges related to new projects.

Income Tax Expense. The decrease in income tax expense for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to lower pre-tax income. The effective tax rate in 2011 was 36.8% compared to an effective tax rate for the same period in 2010 of 34.8%.

PART I

Matters Impacting Future Duke Energy Ohio Results

Duke Energy Ohio evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact Duke Energy Ohio’s goodwill impairment assessments, see Critical Accounting Policy for Goodwill Impairment Assessments in Duke Energy Ohio’s Annual Report on Form 10-K for the year ended December 31, 2010. In the second quarter of 2010, Duke Energy Ohio recorded a goodwill impairment charge of $216 million related to the Ohio T&D reporting unit to write down the goodwill to its implied fair value. Subsequent to this impairment charge, the carrying value of goodwill associated with the reporting unit is $746 million. Management is continuing to monitor the impact of current market and economic events to determine if it is more likely than not that the carrying value of the Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2011 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would again perform an interim impairment test of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this test. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the WACC and the equity valuations of peer companies, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

Duke Energy Ohio operates under an ESP that expires on December 31, 2011. On November 15, 2010, Duke Energy Ohio filed for approval of its next SSO to replace the existing ESP. The filing seeks approval of a MRO through which generation supply will ultimately be procured through a competitive solicitation format, which could have a significant impact on Commercial Power’s generation fleet. On February 23, 2011, the PUCO stated that Duke Energy Ohio did not file an application for a five-year MRO as required under Ohio statute. As a result, the PUCO ordered that the case cannot proceed as filed. On April 19, 2011, the PUCO approved Duke Energy Ohio’s request for rehearing. On May 4, 2011, the PUCO issued an order reaffirming its February 23, 2011 rejection of Duke Energy Ohio’s SSO filing seeking approval of an MRO. Duke Energy Ohio is evaluating its options and plans to file a revised SSO in the second quarter of 2011. As a result of the current Ohio regulatory environment, Duke Energy Ohio’s earnings after the expiration of the current ESP could be significantly different than its historical earnings.

Duke Energy Ohio’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices for periods beginning June 2011 and continuing through May 2014, the end of the most recently completed auction, will be significantly lower than current and historical capacity prices. As a result, Duke Energy Ohio’s operating revenues and EBIT will be negatively impacted through 2014.

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

	Three Months Ended March 31,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$659	$610	$49
Operating expenses	529	489	40

Operating income	130	121	9
Other income and expenses, net	23	18	5
Interest expense	36	33	3

Income before income taxes	117	106	11
Income tax expense	41	36	5

Net income	$76	$70	$6

The $6 million increase in Duke Energy Indiana’s net income for the three months ended March 31, 2011 compared to March 31, 2010 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $25 million increase in fuel revenues (including the rider for emissions allowances) primarily due to increase in fuel rates as a result of higher fuel and purchased power costs; and

•	A $20 million increase in rate riders for certain capital and operating costs primarily associated with the Edwardsport IGCC plant.

Operating Expenses. The increase was primarily due to:

•	A $22 million increase in fuel costs primarily due to increased purchased power costs; and

•	An $18 million increase in operation and maintenance primarily due to higher storm costs and power delivery costs.

Other Income and Expenses, net. The increase in 2011 compared to 2010 was primarily attributable to increased AFUDC in 2011 for additional capital spending related to the Edwardsport IGCC plant which is currently under construction.

Income Tax Expense. The increase in income tax expense for the three months ended March 31, 2011 compared to the same period in the prior year was primarily due to higher pre-tax income. The effective tax rate in 2011 was 34.9% compared to an effective tax rate for the same period in 2010 of 34.0%.

Matters Impacting Future Duke Energy Indiana Results

See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station.

Duke Energy Indiana plans to file a rate case in 2012. This planned rate case is needed to recover investments in Duke Energy Indiana’s ongoing infrastructure modernization projects and operating costs. Duke Energy Indiana’s earnings could be adversely impacted if any of this rate case is denied or delayed by the Indiana Utility Regulatory Commission.

PART I

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

Operating Cash Flows

Net cash provided by operating activities was $961 million for the three months ended March 31, 2011 compared to $1,121 million for the same period in 2010, a decrease in cash provided of $160 million. This change was driven primarily by:

•	Traditional working capital decreased cash provided from operations, primarily due to increase in coal inventory of $210 million.

Investing Cash Flows

Net cash used in investing activities was $918 million for the three months ended March 31, 2011 compared to $1,236 million for the same period in 2010, a decrease in cash used of $318 million. This change was driven primarily by:

•	A $190 million decrease in capital and investment expenditures, and

•	A $100 million increase primarily as a result of the sale of Windstream Corp. stock received in conjunction with the sale of Q-Comm Corporation in December 2010.

Financing Cash Flows and Liquidity

Net cash used in financing activities was $294 million for the three months ended March 31, 2011 compared to $347 million for the same period in 2010, a decrease in cash used of $53 million. This change was driven primarily by:

•

A $140 million decrease in payments for the redemption of long-term debt, net of issuances, as a result of net payments of $20 million during 2011 as compared to net payments of $160 million in 2010, partially offset by

•	A $30 million decrease in proceeds from the issuance of common stock primarily related to the Dividend Reinvestment Plan (DRIP) and other internal plans,

•	A $20 million increase in dividends paid, and

•	A $40 million decrease in proceeds from net issuances of notes payable and commercial paper.

Significant Financing Activities. Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Beginning in the first quarter of 2011, Duke Energy discontinued issuing authorized but unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans.

On April 4, 2011, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC) to sell up to $1 billion (maximum of $500 million of notes outstanding at any particular time) of variable denomination floating rate demand notes, called PremierNotes. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The notes reflect a short-term debt obligation of Duke Energy and will be reflected as Notes Payable and Commercial Paper on Duke Energy’s Condensed Consolidated Balance Sheets.

        Available Credit Facilities and Restrictive Debt Covenants. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of March 31, 2011. The amount available under the master credit facility has been reduced by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky, and Duke Energy Indiana are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of March 31, 2011 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper(d)	—	(300)	—	(150)	(450)
Outstanding Letters of Credit	(11)	(7)	(27)	—	(45)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,061	$438	$639	$219	$2,357

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.

(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.

(c)	Represents the sub limit of each borrower at March 31, 2011. The Duke Energy Ohio sub limit includes $100 million for Duke Energy Kentucky.

(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

PART I

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2011, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Other Issues

Global Climate Change. For information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

Merger with Progress Energy Inc. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Acquisitions”. for information related to Duke Energy’s pending merger with Progress Energy, Inc.

Nuclear Matters. In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. As a result, Nuclear Regulatory Commission (NRC) special task force is conducting a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. The Institute of Nuclear Power Operations (INPO) is leading United States nuclear industry reviews of the Fukushima Daiichi event, and additional reviews by other national and international organizations are ongoing or expected. Such reviews may impact future operations and/or capital requirements at U.S. nuclear facilities, including those owned by Duke Energy Carolinas. These events could also cause increased regulatory review and scrutiny by the NRC which could lead to delays in the process for obtaining required regulatory approvals. See Item 1A, “Risk Factors”, in the 2010 Form 10-K for further discussion of applicable risk factors.

Off-Balance Sheet Arrangements

The following discussion of off balance sheet arrangements and contractual obligations is on a consolidated Duke Energy basis. During the three months ended March 31, 2011, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the three months ended March 31 2011, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards

As of March 31, 2011, there are no new accounting standards that have been issued, but have not yet been adopted, that would have a significant impact on the financial results or disclosures of Duke Energy.

Subsequent Events

For information on subsequent events related to acquisitions, regulatory matters, commitments and contingencies, debt and variable interest entities see Notes 3, 4, 5, 6 and 11, respectively, to the Unaudited Condensed Consolidated Financial Statements.

PART I

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the disclosures presented in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I

Item 4. Controls and Procedures. – Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by the Duke Energy Registrants in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) are recorded, processed, summarized, and reported, within the time periods specified by the SEC rules and forms.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2011 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2011, see Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies” under the heading “Litigation.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy’s, Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Duke Energy Registrants’ financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for First Quarter of 2011

There were no issuer purchases of equity securities during the first quarter of 2011.

Item 4. Removed and Reserved.

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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: May 9, 2011	/S/ LYNN J. GOOD
Lynn J. Good
Chief Financial Officer

Date: May 9, 2011	/S/ STEVEN K. YOUNG
Steven K. Young
Senior Vice President and Controller