Form 10-Q
period 2011-06-30
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2011-08-08
CIK 20290, 30371, 81020, 1326160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states of incorporation	IRS Employer Identification No.
1-32853	DUKE ENERGY CORPORATION 550 South Tryon Street Charlotte, NC 28202-4200 704-594-6200 State of Incorporation: Delaware	20-2777218

1-4928	DUKE ENERGY CAROLINAS, LLC 550 South Tryon Street Charlotte, NC 28202-4200 704-594-6200 State of Incorporation: North Carolina	56-0205520

1-1232	DUKE ENERGY OHIO, INC. 139 East Fourth Street Cincinnati, OH 45202 704-594-6200 State of Incorporation: Ohio	31-0240030

1-3543	DUKE ENERGY INDIANA, INC. 1000 East Main Street Plainfield, IN 46168 704-594-6200 State of Incorporation: Indiana	35-0594457

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

Duke Energy    Yes  ☐    No  ☒

Duke Energy Carolinas    Yes  ☐    No  ☒

Duke Energy Ohio     Yes  ☐    No  ☒

Duke Energy Indiana    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of July 29, 2011 Registrant	Description	Shares

Duke Energy	Common Stock, par value $0.001	1,331,798,790

Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.

Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.

Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

INDEX

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2011

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Duke Energy Corporation (Duke Energy)

	Unaudited Condensed Consolidated Statements of Operations	3

	Unaudited Condensed Consolidated Balance Sheets	4

	Unaudited Condensed Consolidated Statements of Cash Flows	6

	Unaudited Condensed Consolidated Statements of Equity and Comprehensive Income	7

	Duke Energy Carolinas, LLC (Duke Energy Carolinas)

	Unaudited Condensed Consolidated Statements of Operations	8

	Unaudited Condensed Consolidated Balance Sheets	9

	Unaudited Condensed Consolidated Statements of Cash Flows	11

	Unaudited Condensed Consolidated Statements of Member’s Equity and Comprehensive Income	12

	Duke Energy Ohio, Inc. (Duke Energy Ohio)

	Unaudited Condensed Consolidated Statements of Operations	13

	Unaudited Condensed Consolidated Balance Sheets	14

	Unaudited Condensed Consolidated Statements of Cash Flows	16

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss)	17

	Duke Energy Indiana, Inc. (Duke Energy Indiana)

	Unaudited Condensed Consolidated Statements of Operations	18

	Unaudited Condensed Consolidated Balance Sheets	19

	Unaudited Condensed Consolidated Statements of Cash Flows	21

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income	22

	Combined Notes to Unaudited Condensed Consolidated Financial Statements for Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana	23

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	82

3.	Quantitative and Qualitative Disclosures About Market Risk	98

4.	Controls and Procedures	98

PART II. OTHER INFORMATION

1.	Legal Proceedings	99

1A.	Risk Factors	99

2.	Unregistered Sales of Equity Securities and Use of Proceeds	99

4.	Submission of Matters to a Vote of Security Holders	99

6.	Exhibits	100

	Signatures	101

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

•	The impact on the Duke Energy Registrants’ facilities and business from a terrorist attack;

•	The inherent risks associated with the operation and potential construction or nuclear facilities, including environmental, health, safety, regulatory and financial risks;

•	The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates;

•	Unscheduled generation outages, unusual maintenance or repairs and electric transmission system constraints;

•	The performance of electric generation facilities and of projects undertaken by Duke Energy’s non-regulated businesses;

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1. Financial Statements

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues
Regulated electric	$2,576	$2,531	$5,149	$5,156
Non-regulated electric, natural gas, and other	864	670	1,719	1,368
Regulated natural gas	94	86	329	357

Total operating revenues	3,534	3,287	7,197	6,881

Operating Expenses
Fuel used in electric generation and purchased power—regulated	834	789	1,646	1,608
Fuel used in electric generation and purchased power—non-regulated	388	282	764	560
Cost of natural gas and coal sold	63	46	214	236
Operation, maintenance and other	959	944	1,839	1,843
Depreciation and amortization	437	426	891	882
Property and other taxes	169	163	355	356
Goodwill and other impairment charges	9	656	9	656

Total operating expenses	2,859	3,306	5,718	6,141

Gains on Sales of Other Assets and Other, net	4	5	14	7

Operating Income (Loss)	679	(14)	1,493	747

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	48	36	80	65
Gains on sales of unconsolidated affiliates	12	—	14	—
Other income and expenses, net	97	88	214	179

Total other income and expenses	157	124	308	244

Interest Expense	203	212	422	422

Income (Loss) From Continuing Operations Before Income Taxes	633	(102)	1,379	569
Income Tax Expense from Continuing Operations	192	116	425	342

Income (Loss) From Continuing Operations	441	(218)	954	227
Income From Discontinued Operations, net of tax	—	1	—	1

Net Income (Loss)	441	(217)	954	228
Less: Net Income Attributable to Noncontrolling Interests	6	5	8	5

Net Income (Loss) Attributable to Duke Energy Corporation	$435	$(222)	$946	$223

Earnings Per Share—Basic and Diluted
Income (loss) from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.33	$(0.17)	$0.71	$0.17
Diluted	$0.33	$(0.17)	$0.71	$0.17
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income (loss) attributable to Duke Energy Corporation common shareholders
Basic	$0.33	$(0.17)	$0.71	$0.17
Diluted	$0.33	$(0.17)	$0.71	$0.17
Dividends declared per share	$0.495	$0.485	$0.74	$0.725
Weighted-average shares outstanding
Basic	1,332	1,314	1,331	1,312
Diluted	1,333	1,314	1,332	1,313

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$1,362	$1,670
Short-term investments	9	—
Receivables (net of allowance for doubtful accounts of $39 at June 30, 2011 and $34 at December 31, 2010)	796	855
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $39 at June 30, 2011 and $34 at December 31, 2010)	1,173	1,302
Inventory	1,415	1,318
Other	879	1,078

Total current assets	5,634	6,223

Investments and Other Assets
Investments in equity method unconsolidated affiliates	457	444
Nuclear decommissioning trust funds	2,137	2,014
Goodwill	3,868	3,858
Intangibles, net	468	467
Notes receivable	62	42
Restricted other assets of variable interest entities	151	139
Other	2,233	2,300

Total investments and other assets	9,376	9,264

Property, Plant and Equipment
Cost	59,352	57,597
Cost, variable interest entities	865	942
Less accumulated depreciation and amortization	18,607	18,195

Net property, plant and equipment	41,610	40,344

Regulatory Assets and Deferred Debits
Deferred debt expense	236	246
Regulatory assets related to income taxes	818	780
Other	2,118	2,233

Total regulatory assets and deferred debits	3,172	3,259

Total Assets	$59,792	$59,090

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	June 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,189	$1,587
Notes payable	5	—
Non-recourse notes payable of variable interest entities	275	216
Taxes accrued	358	412
Interest accrued	272	237
Current maturities of long-term debt	1,008	275
Other	1,279	1,170

Total current liabilities	4,386	3,897

Long-term Debt	16,765	16,959

Non-recourse long-term debt of variable interest entities	922	976

Deferred Credits and Other Liabilities
Deferred income taxes	7,359	6,978
Investment tax credits	368	359
Asset retirement obligations	1,869	1,816
Other	5,421	5,452

Total deferred credits and other liabilities	15,017	14,605

Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,332 million and 1,329 million shares outstanding at June 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	21,045	21,023
Retained earnings	1,448	1,496
Accumulated other comprehensive income	89	2

Total Duke Energy Corporation shareholders’ equity	22,583	22,522
Noncontrolling interests	119	131

Total equity	22,702	22,653

Total Liabilities and Equity	$59,792	$59,090

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$954	$228
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	991	979
Equity component of AFUDC	(123)	(110)
Severance expense	—	98
Gains on sales of other assets	(27)	(8)
Impairment of goodwill and other long-lived assets	9	658
Deferred income taxes	461	245
Equity in earnings of unconsolidated affiliates	(80)	(65)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	13	6
Receivables	166	63
Inventory	(85)	217
Other current assets	128	40
Increase (decrease) in
Accounts payable	(338)	(124)
Taxes accrued	(99)	(43)
Other current liabilities	(179)	(121)
Other assets	81	117
Other liabilities	(155)	(56)

Net cash provided by operating activities	1,717	2,124

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,938)	(2,325)
Investment expenditures	(49)	(160)
Acquisitions	(4)	—
Purchases of available-for-sale securities	(1,266)	(1,232)
Proceeds from sales and maturities of available-for-sale securities	1,281	1,229
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	109	5
Purchases of emission allowances	(4)	(9)
Sales of emission allowances	7	17
Change in restricted cash	24	(37)
Other	2	4

Net cash used in investing activities	(1,838)	(2,508)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	499	1,363
Issuance of common stock related to employee benefit plans	10	112
Payments for the redemption of long-term debt	(82)	(948)
Notes payable and commercial paper	63	(16)
Distributions to noncontrolling interests	(18)	(5)
Dividends paid	(657)	(635)
Other	(2)	(19)

Net cash used in financing activities	(187)	(148)

Net decrease in cash and cash equivalents	(308)	(532)
Cash and cash equivalents at beginning of period	1,670	1,542

Cash and cash equivalents at end of period	$1,362	$1,010

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$317	$353
Dividends declared but not paid	$337	$322
Debt associated with the consolidation of variable interest entities	$—	$342

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	1,309	$1	$20,661	$1,460	$17	$(22)	$(31)	$(336)	$21,750	$136	$21,886

Net income	—	—	—	223	—	—	—	—	223	5	228
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	(30)	—	—	—	(30)	(5)	(35)
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	—	—	—	15	15	—	15
Net unrealized loss on cash flow hedges(b)	—	—	—	—	—	(10)	—	—	(10)	—	(10)
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	2	—	—	2	—	2
Unrealized gain on investments in auction rate securities(d)	—	—	—	—	—		6	—	6	—	6

Total comprehensive income									206	—	206
Common stock issuances, including dividend reinvestment and employee benefits	9	—	128	—	—	—	—	—	128	—	128
Common stock dividends	—	—	—	(957)	—	—	—	—	(957)	—	(957)

Balance at June 30, 2010	1,318	1	$20,789	$726	$(13)	$(30)	$(25)	$(321)	$21,127	$136	$21,263

Balance at December 31, 2010	1,329	$1	$21,023	$1,496	$97	$(18)	$(17)	$(60)	$22,522	$131	$22,653

Net income	—	—	—	946	—	—	—	—	946	8	954
Other comprehensive income									—
Foreign currency translation adjustments	—	—	—	—	93	—	—	—	93	3	96
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	—	—	—	(7)	(7)	—	(7)
Net unrealized loss on cash flow hedges(b)	—	—	—	—	—	(5)	—	—	(5)	—	(5)
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	2	—	—	2	—	2
Unrealized gain on investments of auction rate securities(d)	—	—	—	—	—	—	4	—	4	—	4

Total comprehensive income									1,033	11	1,044
Common stock issuances, including dividend reinvestment and employee benefits	3	—	22	—	—	—	—	—	22	—	22
Common stock dividends	—	—	—	(994)	—	—	—	—	(994)	—	(994)
Changes in noncontrolling interest in subsidiaries(e)	—	—	—	—	—	—	—	—	—	(23)	(23)

Balance at June 30, 2011	1,332	$1	$21,045	$1,448	$190	$(21)	$(13)	$(67)	$22,583	$119	$22,702

(a)	Net of $3 tax benefit in 2011 and $5 tax expense in 2010.
(b)	Net of $2 tax benefit in 2011 and $3 tax benefit in 2010.
(c)	Net of $1 tax expense in 2011 and insignificant tax benefit in 2010.
(d)	Net of $1 tax expense in 2011 and $4 tax expense in 2010.
(e)	Includes $18 in cash distributions to noncontrolling interests.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues-Regulated Electric	$1,607	$1,513	$3,159	$3,058

Operating Expenses
Fuel used in electric generation and purchased power	511	458	980	912
Operation, maintenance and other	495	470	930	930
Depreciation and amortization	190	192	391	385
Property and other taxes	81	83	165	176

Total operating expenses	1,277	1,203	2,466	2,403

Gains on Sales of Other Assets and Other, net	1	3	1	5

Operating Income	331	313	694	660
Other Income and Expenses, net	50	62	92	112
Interest Expense	82	86	171	176

Income Before Income Taxes	299	289	615	596
Income Tax Expense	106	87	217	202

Net Income	$193	$202	$398	$394

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$143	$153
Receivables (net of allowance for doubtful accounts of $3 at June 30, 2011 and December 31, 2010)	746	669
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at June 30, 2011 and December 31, 2010)	630	637
Inventory	771	716
Other	284	398

Total current assets	2,574	2,573

Investments and Other Assets
Nuclear decommissioning trust funds	2,137	2,014
Other	1,066	1,119

Total investments and other assets	3,203	3,133

Property, Plant and Equipment
Cost	32,040	31,191
Less accumulated depreciation and amortization	11,264	11,126

Net property, plant and equipment	20,776	20,065

Regulatory Assets and Deferred Debits
Deferred debt expense	164	169
Regulatory assets related to income taxes	642	601
Other	776	847

Total regulatory assets and deferred debits	1,582	1,617

Total Assets	$28,135	$27,388

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	June 30, 2011	December 31, 2010
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$484	$856
Taxes accrued	85	114
Interest accrued	113	109
Current maturities of long-term debt	757	8
Other	404	485

Total current liabilities	1,843	1,572

Long-term Debt	7,211	7,462

Non-recourse long-term debt of variable interest entities	300	300

Deferred Credits and Other Liabilities
Deferred income taxes	4,302	3,988
Investment tax credits	216	205
Accrued pension and other post-retirement benefits	242	242
Asset retirement obligations	1,778	1,728
Other	2,928	2,975

Total deferred credits and other liabilities	9,466	9,138

Commitments and Contingencies
Member’s Equity
Member’s Equity	9,336	8,938
Accumulated other comprehensive loss	(21)	(22)

Total member’s equity	9,315	8,916

Total Liabilities and Member’s Equity	$28,135	$27,388

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$398	$394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	486	476
Equity component of AFUDC	(82)	(83)
Severance expense	—	64
Gains on sales of other assets and other, net	(1)	(5)
Deferred income taxes	311	145
Accrued pension and other post-retirement benefit costs	17	17
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	—
Receivables	143	(3)
Inventory	(43)	142
Other current assets	141	1
Increase (decrease) in
Accounts payable	(322)	(48)
Taxes accrued	(29)	(1)
Other current liabilities	(57)	(95)
Other assets	(18)	(1)
Other liabilities	(143)	(80)

Net cash provided by operating activities	803	923

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,070)	(1,190)
Purchases of available-for-sale securities	(767)	(640)
Proceeds from sales and maturities of available-for-sale securities	743	627
Sales of emission allowances	1	5
Change in restricted cash	2	—
Notes due from affiliate	(211)	303
Other	(7)	(4)

Net cash used in investing activities	(1,309)	(899)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	499	449
Payments for the redemption of long-term debt	(1)	(502)
Distribution to parent	—	(350)
Other	(2)	(2)

Net cash provided by (used in) financing activities	496	(405)

Net decrease in cash and cash equivalents	(10)	(381)
Cash and cash equivalents at beginning of period	153	394

Cash and cash equivalents at end of period	$143	$13

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$140	$134

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Income (Loss)
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271

Net income	394	—	—	394
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	1	—	1
Unrealized gain on investments in auction rate securities(b)	—	—	1	1

Total comprehensive income				396
Distribution to parent	(350)	—	—	(350)

Balance at June 30, 2010	$8,348	$(23)	$(8)	$8,317

Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916

Net income	398	—	—	398
Other comprehensive income				—
Reclassification into earnings from cash flow hedges(a)		1	—	1

Total comprehensive income				399

Balance at June 30, 2011	$9,336	$(19)	$(2)	$9,315

(a)	Net of $2 tax expense in 2011 and $1 tax expense in 2010.
(b)	Net of $1 tax expense in 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues
Regulated electric	$361	$447	$733	$929
Non-regulated electric and other	239	115	510	339
Regulated natural gas	94	87	330	358

Total operating revenues	694	649	1,573	1,626

Operating Expenses
Fuel used in electric generation and purchased power—regulated	91	129	188	270
Fuel used in electric generation and purchased power—non-regulated	147	97	311	181
Cost of natural gas and coal sold	22	20	141	178
Operation, maintenance and other	215	200	420	386
Depreciation and amortization	88	93	176	203
Property and other taxes	63	58	136	133
Goodwill and other impairment charges	9	837	9	837

Total operating expenses	635	1,434	1,381	2,188

Gains on Sales of Other Assets and Other, net	—	4	2	3

Operating Income (Loss)	59	(781)	194	(559)
Other Income and Expenses, net	4	7	9	14
Interest Expense	27	28	51	58

Income (Loss) Before Income Taxes	36	(802)	152	(603)
Income Tax Expense (Benefit)	3	(43)	46	26

Net Income (Loss)	$33	$(759)	$106	$(629)

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$165	$228
Receivables (net of allowance for doubtful accounts of $18 at June 30, 2011 and December 31, 2010)	680	888
Inventory	258	254
Other	79	121

Total current assets	1,182	1,491

Investments and Other Assets
Goodwill	921	921
Intangibles, net	234	248
Other	32	62

Total investments and other assets	1,187	1,231

Property, Plant and Equipment
Cost	10,422	10,259
Less accumulated depreciation and amortization	2,521	2,411

Net property, plant and equipment	7,901	7,848

Regulatory Assets and Deferred Debits
Deferred debt expense	21	23
Regulatory assets related to income taxes	75	78
Other	358	353

Total regulatory assets and deferred debits	454	454

Total Assets	$10,724	$11,024

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	June 30, 2011	December 31, 2010
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$373	$467
Taxes accrued	99	153
Interest accrued	25	22
Current maturities of long-term debt	7	7
Other	79	99

Total current liabilities	583	748

Long-term Debt	2,555	2,557

Deferred Credits and Other Liabilities
Deferred income taxes	1,719	1,640
Investment tax credits	8	9
Accrued pension and other post-retirement benefit costs	209	207
Asset retirement obligations	28	27
Other	336	372

Total deferred credits and other liabilities	2,300	2,255

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at June 30, 2011 and December 31, 2010	762	762
Additional paid-in capital	5,285	5,570
Retained deficit	(740)	(846)
Accumulated other comprehensive loss	(21)	(22)

Total common stockholder’s equity	5,286	5,464

Total Liabilities and Common Stockholder’s Equity	$10,724	$11,024

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$106	$(629)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	177	204
Severance expense	—	21
Gains on sales of other assets and other, net	(2)	(3)
Impairment of goodwill and other long-lived assets	9	837
Deferred income taxes	85	(70)
Accrued pension and other post-retirement benefit costs	6	7
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	12	(2)
Receivables	124	71
Inventory	(4)	22
Other current assets	15	41
Increase (decrease) in
Accounts payable	(79)	(145)
Taxes accrued	(55)	—
Other current liabilities	(6)	(21)
Other assets	23	24
Other liabilities	(45)	(18)

Net cash provided by operating activities	366	339

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(230)	(189)
Purchases of emission allowances	(4)	(8)
Sales of emission allowances	6	9
Notes due from affiliate	86	(265)
Change in restricted cash	4	—
Other	(2)	—

Net cash used in investing activities	(140)	(453)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	7
Payments for the redemption of long-term debt	(4)	(4)
Dividend to parent	(285)	—

Net cash (used in) provided by financing activities	(289)	3

Net decrease in cash and cash equivalents	(63)	(111)
Cash and cash equivalents at beginning of period	228	127

Cash and cash equivalents at end of period	$165	$16

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$25	$51

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898

Net loss	—	—	(629)	—	—	(629)
Other comprehensive income
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	1	1

Total comprehensive loss						(628)

Balance at June 30, 2010	$762	$5,570	$(1,034)	$1	$(29)	$5,270

Balance at December 31, 2010	$762	$5,570	$(846)	$—	$(22)	$5,464

Net income	—	—	106	—	—	106
Other comprehensive income						—
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	1	1

Total comprehensive income						107

Dividends to parent		(285)				(285)

Balance at June 30, 2011	$762	$5,285	$(740)	$—	$(21)	$5,286

(a)	Net of $1 tax expense in both 2011 and 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Operating Revenues-Regulated Electric	$620	$579	$1,279	$1,189

Operating Expenses
Fuel used in electric generation and purchased power	232	201	478	426
Operation, maintenance and other	163	171	324	314
Depreciation and amortization	97	85	197	186
Property and other taxes	19	13	41	33

Total operating expenses	511	470	1,040	959

Operating Income	109	109	239	230

Other Income and Expenses, net	21	14	44	32
Interest Expense	34	34	70	67

Income Before Income Taxes	96	89	213	195
Income Tax Expense	28	32	69	68

Net Income	$68	$57	$144	$127

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	June 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$19	$54
Receivables (net of allowance for doubtful accounts of $2 at June 30, 2011 and $1 at December 31, 2010)	259	431
Inventory	297	267
Other	78	85

Total current assets	653	837

Investments and Other Assets
Intangibles, net	61	64
Other	126	126

Total investments and other assets	187	190

Property, Plant and Equipment
Cost	11,669	11,213
Less accumulated depreciation and amortization	3,383	3,341

Net property, plant and equipment	8,286	7,872

Regulatory Assets and Deferred Debits
Deferred debt expense	41	43
Regulatory assets related to income taxes	101	101
Other	553	588

Total regulatory assets and deferred debits	695	732

Total Assets	$9,821	$9,631

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	June 30, 2011	December 31, 2010
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$319	$314
Taxes accrued	45	45
Interest accrued	52	47
Current maturities of long-term debt	12	11
Other	92	99

Total current liabilities	520	516

Long-term Debt	3,458	3,461

Deferred Credits and Other Liabilities
Deferred income taxes	1,009	973
Investment tax credits	144	145
Accrued pension and other post-retirement benefit costs	265	270
Asset retirement obligations	46	46
Other	668	653

Total deferred credits and other liabilities	2,132	2,087

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at June 30, 2011 and December 31, 2010	1	1
Additional paid-in capital	1,358	1,358
Retained earnings	2,344	2,200
Accumulated other comprehensive income	8	8

Total common stockholder’s equity	3,711	3,567

Total Liabilities and Common Stockholder’s Equity	$9,821	$9,631

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Six Months Ended June 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$144	$127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	200	189
Equity component of AFUDC	(39)	(23)
Severance expense	—	26
Deferred income taxes and investment tax credit amortization	39	69
Accrued pension and other post-retirement benefit costs	11	11
(Increase) decrease in
Receivables	89	(22)
Inventory	(31)	52
Other current assets	6	(31)
Increase (decrease) in
Accounts payable	(9)	(114)
Taxes accrued	—	(5)
Other current liabilities	(4)	(23)
Other assets	15	12
Other liabilities	(27)	(17)

Net cash provided by operating activities	394	251

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(512)	(644)
Purchases of available-for-sale securities	(2)	(12)
Proceeds from sales and maturities of available-for-sale securities	1	14
Purchases of emission allowances	—	(1)
Sales of emission allowances	—	3
Notes due from affiliate	85	15
Change in restricted cash	4	1
Other	(3)	(1)

Net cash used in investing activities	(427)	(625)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	12
Payments for the redemption of long-term debt	(2)	(2)
Capital contribution from parent	—	350

Net cash (used in) provided by financing activities	(2)	360

Net decrease in cash and cash equivalents	(35)	(14)
Cash and cash equivalents at beginning of period	54	20

Cash and cash equivalents at end of period	$19	$6

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$143	$140

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2009	$1	$1,008	$1,915	$10	$2,934

Net income	—	—	127	—	127
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	(1)

Total comprehensive income					126
Capital contribution from parent	—	350	—	—	350

Balance at June 30, 2010	$1	$1,358	$2,042	$9	$3,410

Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567

Net income and total comprehensive income	—	—	144	—	144

Balance at June 30, 2011	$1	$1,358	$2,344	$8	$3,711

(a)	Net of insignificant tax benefit in 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements

Index to Combined Notes To Unaudited Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Registrant	Applicable Notes
Duke Energy Corporation	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20

Duke Energy Carolinas, LLC	1, 2, 4, 5, 6, 8, 9, 10, 11, 14, 15, 16, 17, 18, 19, 20

Duke Energy Ohio, Inc.	1, 2, 4, 5, 6, 7, 8, 9, 11, 14, 15, 16, 17, 18, 19, 20

Duke Energy Indiana, Inc.	1, 2, 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 17, 18, 19, 20

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

See Note 3 for information regarding Duke Energy’s pending merger with Progress Energy, Inc (Progress).

Basis of Presentation. These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Condensed Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the respective Consolidated Financial Statements and Notes in Duke Energy’s, Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s respective Form 10-K for the year ended December 31, 2010. These Unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of the respective company’s management, necessary to fairly present the financial position and results of operations of each Duke Energy Registrant. Amounts reported in each Duke Energy Registrants’ interim Unaudited Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

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

At June 30, 2011 and December 31, 2010, Duke Energy, Duke Energy Carolinas and Duke Energy Ohio had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Condensed Consolidated Balance Sheets as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Duke Energy	$700	$751
Duke Energy Carolinas	327	322
Duke Energy Ohio(a)	35	54

(a)	Primarily relates to wholesale sales within the Commercial Power segment.

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables. These transfers meet sales/derecognition criteria and therefore, Duke Energy Ohio and Duke Energy Indiana, account for the transfers of receivables to Cinergy Receivables as sales, and accordingly the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to Cinergy Receivables at June 30, 2011 and December 31, 2010 were as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Duke Energy Ohio	$64	$112
Duke Energy Indiana	104	125

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

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes certain unallocated corporate costs, which include certain costs not allocable to Duke Energy’ reportable business segments, primarily governance, costs to achieve mergers and divestitures, and costs associated with certain corporate severance programs. It also includes, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, Duke Energy’s 50% interest in DukeNet Communications, LLC (DukeNet) and related telecommunications businesses, and Duke Energy Trading and Marketing, LLC (DETM), which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy. Prior to the sale of a 50% ownership in DukeNet to investment funds managed by Alinda Capital Partners, LLC (collectively Alinda) in December 2010, Other reflected the results of Duke Energy’s 100% ownership of DukeNet.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income(Loss) From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2011
USFE&G	$2,540	$9	$2,549	$619	$333
Commercial Power	592	3	595	59	58
International Energy	406	—	406	179	22

Total reportable segments	3,538	12	3,550	857	413
Other	(4)	13	9	(57)	24
Eliminations	—	(25)	(25)	—	—
Interest expense	—	—	—	(203)	—
Interest income and other(c)	—	—	—	25	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	11	—

Total consolidated	$3,534	$—	$3,534	$633	$437

Three Months Ended June 30, 2010
USFE&G	$2,416	$6	$2,422	$671	$326
Commercial Power(a)	537	3	540	(604)	55
International Energy	310	—	310	126	21

Total reportable segments	3,263	9	3,272	193	402
Other(b)	24	13	37	(122)	24
Eliminations	—	(22)	(22)	—	—
Interest expense	—	—	—	(212)	—
Interest income and other(c)	—	—	—	26	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	13	—

Total consolidated	$3,287	$—	$3,287	$(102)	$426

Six Months Ended June 30, 2011
USFE&G	$5,214	$18	$5,232	$1,331	$680
Commercial Power	1,234	5	1,239	150	117
International Energy	754	—	754	359	43

Total reportable segments	7,202	23	7,225	1,840	840
Other	(5)	25	20	(102)	51
Eliminations	—	(48)	(48)	—	—
Interest expense	—	—	—	(422)	—
Interest income and other(c)	—	—	—	46	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	17	—

Total consolidated	$7,197	$—	$7,197	$1,379	$891

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income(Loss) From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Six Months Ended June 30, 2010
USFE&G	$5,083	$15	$5,098	$1,415	$683
Commercial Power(a)	1,114	5	1,119	(475)	113
International Energy	646	—	646	266	42

Total reportable segments	6,843	20	6,863	1,206	838
Other(b)	38	27	65	(268)	44
Eliminations	—	(47)	(47)	—	—
Interest expense	—	—	—	(422)	—
Interest income and other(c)	—	—	—	37	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	16	—

Total consolidated	$6,881	$—	$6,881	$569	$882

(a)	As discussed in Note 7, in the second quarter of 2010, Commercial Power recorded impairment charges of $660 million, which consisted of a $500 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets.
(b)	During the three and six months ended June 30, 2010, Other recorded a $76 million and $144 million expense, respectively, related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina (See Note 15).
(c)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	June 30, 2011	December 31, 2010
	(in millions)
USFE&G	$46,070	$45,210
Commercial Power	6,654	6,704
International Energy	4,745	4,310

Total reportable segments	57,469	56,224
Other	2,198	2,845
Reclassifications (a)	125	21

Total consolidated assets	$59,792	$59,090

(a)	Primarily represents reclassification of federal tax balances in consolidation.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Business Segment Data

	Segment EBIT/ Consolidated Income Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Franchised Electric	$413	$436	$859	$913

Total reportable segment	413	436	859	913
Other(a)	(40)	(77)	(81)	(159)
Interest expense	(82)	(86)	(171)	(176)
Interest income	8	16	8	18

Total consolidated	$299	$289	$615	$596

(a)	During the three and six months ended June 30, 2010, Other recorded a $44 million and a $85 million expense, respectively, related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina (See Note 15).

Unaffiliated Revenues

For the three and six months ended June 30, 2011 and 2010, substantially all of Duke Energy Carolinas’ revenues are from its Franchised Electric operating segment. There were no intersegment revenues for the three and six months ended June 30, 2011 and 2010.

Depreciation and Amortization

For the three and six months ended June 30, 2011 and 2010, substantially all of Duke Energy Carolinas’ depreciation and amortization are from its Franchised Electric operating segment.

Segment Assets

At June 30, 2011 and December 31, 2010, substantially all of Duke Energy Carolinas’ assets are owned by its Franchised Electric operating segment.

Duke Energy Ohio

Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power.

Franchised Electric and Gas transmits and distributes electricity in southwestern Ohio and generates, transmits, distributes, and sells electricity in northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly-owned subsidiary Duke Energy Kentucky.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Business Segment Data

	Unaffiliated Revenues (a)	Segment EBIT/ Consolidated Income (Loss) Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended June 30, 2011
Franchised Electric and Gas	$315	$61	$45
Commercial Power	379	18	43

Total reportable segments	694	79	88
Other	—	(19)	—
Interest expense	—	(27)	—
Interest income and other	—	3	—

Total consolidated	$694	$36	$88

Three Months Ended June 30, 2010
Franchised Electric and Gas(b)	$322	$(134)	$49
Commercial Power(c)	327	(618)	44

Total reportable segments	649	(752)	93
Other	—	(25)	—
Interest expense	—	(28)	—
Interest income and other	—	3	—

Total consolidated	$649	$(802)	$93

Six Months Ended June 30, 2011
Franchised Electric and Gas	$779	$158	$91
Commercial Power	794	74	85

Total reportable segments	1,573	232	176
Other	—	(36)	—
Interest expense	—	(51)	—
Interest income and other	—	7	—

Total consolidated	$1,573	$152	$176

Six Months Ended June 30, 2010
Franchised Electric and Gas(b)	$837	$(33)	$112
Commercial Power(c)	789	(469)	91

Total reportable segments	1,626	(502)	203
Other	—	(52)	—
Interest expense	—	(58)	—
Interest income and other	—	9	—

Total consolidated	$1,626	$(603)	$203

(a)	There was an insignificant amount of intersegment revenues for the three and six months ended June 30, 2011 and 2010.
(b)	In the second quarter of 2010, Franchised Electric and Gas recorded a goodwill impairment charge of $216 million related to the Ohio Transmission and Distribution (Ohio T&D) reporting unit. This impairment charge was not applicable to Duke Energy. See Note 7 for additional information.
(c)	As discussed in Note 7, in the second quarter of 2010, Commercial Power recorded impairment charges of $621 million, which consisted of a $461 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Segment Assets

	June 30, 2011	December 31, 2010
	(in millions)
Franchised Electric and Gas	$6,223	$6,258
Commercial Power	4,675	4,821

Total reportable segments	10,898	11,079
Other	83	192
Eliminations and reclassifications	(257)	(247)

Total consolidated assets	$10,724	$11,024

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

Business Segment Data

	Segment EBIT/ Consolidated Income Before Income Taxes
	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Franchised Electric	$139	$148	$301	$306

Total reportable segment	139	148	301	306
Other	(13)	(27)	(26)	(50)
Interest expense	(34)	(34)	(70)	(67)
Interest income and other	4	2	8	6

Total consolidated	$96	$89	$213	$195

Unaffiliated Revenues

For the three and six months ended June 30, 2011 and 2010, substantially all of Duke Energy Indiana’s revenues are from its Franchised Electric operating segment. There were no intersegment revenues for the three and six months ended June 30, 2011 and 2010.

Depreciation and Amortization

For the three and six months ended June 30, 2011 and 2010, substantially all of Duke Energy Indiana’s depreciation and amortization are from its Franchised Electric operating segment.

Segment Assets

At June 30, 2011 and December 31, 2010, all of Duke Energy Indiana’s assets are owned by its Franchised Electric operating segment.

3. Acquisitions and Sales of Other Assets

Acquisitions. The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.

Duke Energy

On January 8, 2011, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly-owned subsidiary (Merger Sub) and Progress Energy, a North Carolina corporation. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Progress Energy with Progress Energy continuing as the surviving corporation and a wholly-owned subsidiary of Duke Energy.

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be cancelled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be cancelled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy Common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

outstanding at June 30, 2011, Duke Energy would issue 770 million shares of common stock to convert the Progress Energy common shares in the merger under the unadjusted exchange ratio of 2.6125. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at June 30, 2011, Duke Energy would issue 257 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on June 30, 2011, the transaction would be valued at $14.5 billion and would result in incremental recorded goodwill to Duke Energy of $8.3 billion, according to current estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $13.8 billion based on Progress Energy’s outstanding indebtedness at June 30, 2011. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the FERC, the Federal Communications Commission (FCC), the NRC, the NCUC, and the KPSC. In connection with the merger, Duke Energy and Progress Energy are also seeking approval of the PSCSC for the future merger of their Carolinas utility companies, Duke Energy Carolinas and Progress Energy Carolinas. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public services commissions in those states on the merger, as applicable and as required. The status of these matters is as follows:

•

On March 17, 2011, Duke Energy filed an initial registration statement on Form S-4 with the Securities and Exchange Commission (SEC) for shares to be issued to consummate the merger with Progress Energy. On July 7, 2011, the Form S-4 was declared effective by the SEC, and the joint proxy statement/prospectus contained in the Form S-4 was mailed to the shareholders of both companies thereafter. Meetings for Duke Energy and Progress Energy shareholders to vote on the Merger are scheduled for August 23, 2011.

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

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application with the KPSC. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Attorney General. A public hearing occurred on July 8, 2011. An order approving the settlement agreement was issued on August 2, 2011. The KPSC requires Duke Energy and Progress Energy to accept all the conditions contained in the order within seven days.

•	On April 4, 2011, Duke Energy and Progress Energy made joint filings with the FERC. The FERC is expected to rule on the merger application within 180 days.

•

On April 25, 2011, Duke Energy and Progress Energy, on behalf of their utility companies Duke Energy Carolinas and Progress Energy Carolinas, filed an application requesting the PSCSC to review the merger and approve the proposed Joint Dispatch Agreement and the prospective future merger of Duke Energy Carolinas and Progress Energy Carolinas. The PSCSC has not yet scheduled a public hearing.

•	On July 12, 2011, Duke Energy and Progress Energy filed an application with the FCC for approval of radio system license transfers. The FCC approved the transfers July 27, 2011.

Duke Energy is targeting completion of the merger by the end of 2011, however no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The Merger Agreement contains certain termination rights for both Duke Energy and Progress Energy, and further provides for the payment of a termination fee of $400 million by Progress Energy under specified circumstances and a termination fee of $675 million by Duke Energy under specified circumstances.

For the three and six months ended June 30, 2011, Duke Energy incurred transaction costs related to the Progress Energy merger of $5 million and $16 million, respectively, which are recorded within Operating Expenses in Duke Energy’s Condensed Consolidated Statement of Operations.

See Note 5 for information regarding litigation related to the pending merger with Progress Energy.

    Sales of Other Assets.

Duke Energy Ohio

In May 2011, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly-owned subsidiary of Duke Energy Ohio, entered into an agreement to sell its 75% undivided ownership interest in the Vermillion Generating Station to Duke Energy Indiana and Wabash Valley Power Association (WVPA). If approved by the FERC and the IURC, Duke Energy Indiana and WVPA will acquire 62.5% and 12.5% interests in the Vermillion Generating Station, respectively. As Duke Energy Indiana is an affiliate of Duke Energy Vermillion the transaction will be accounted for as a transfer between entities under common control with no gain or loss recorded and is not expected to have a significant impact to Duke Energy Ohio or Duke Energy Indiana’s results of operations. At June 30, 2011, the carrying value of the proportionate share of Vermillion Generating Station which is expected to be sold to WVPA exceeded its estimated fair value. The estimated fair value was determined based on the expected proceeds to be received from WVPA less costs to sell. Accordingly, Duke Energy Ohio’s Commercial Power segment recorded an impairment of $9 million in the second quarter of 2011. This amount is presented in Goodwill and other impairment charges in Duke Energy and Duke Energy Ohio’s condensed consolidated statements of operations. See Note 5 for further discussion of the Vermillion transaction.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Duke Energy Ohio Standard Service Offer (SSO). Ohio law provides the PUCO authority to approve an electric utility’s generation SSO. A SSO may include an Electric Security Plan (ESP), which would allow for the pricing structures used by Duke Energy Ohio since 2004, or a Market Rate Offer (MRO), in which pricing is determined, over time, through a competitive bidding process. On November 15, 2010, Duke Energy Ohio filed for approval of its next SSO to replace the existing ESP that expires on December 31, 2011. The filing requested approval of a MRO. On February 23, 2011, the PUCO stated that Duke Energy Ohio did not file an application for a five-year MRO as required under Ohio statute. On June 20, 2011, Duke Energy Ohio filed an application with the PUCO for approval of an ESP for its customers beginning January 1, 2012 with rates in effect through May 31, 2021. The ESP would unbundle generation service by separating capacity (physical assets) from energy (actual output). The capacity component would be paid by all customers through an unavoidable charge, adjusted on an annual basis, with all customers sharing in the net profits from Duke Energy Ohio’s sale of energy and ancillary services. The energy component would be procured through a competitive bidding process and would be avoidable by customers who choose alternative suppliers. The capacity charge would provide for a return of and on investment in Duke Energy Ohio’s generation assets and the cost to acquire capacity to meet reserve margin requirements. A hearing is scheduled for September 20, 2011, with an order expected before year-end.

Duke Energy Carolinas North Carolina Rate Case. On July 1, 2011, Duke Energy Carolinas filed a rate case with the NCUC to request an average 15% increase in retail revenues, or approximately $646 million, with rate of return on equity of 11.5%. The increase is designed to recover the cost of the ongoing generation fleet modernization program, environmental compliance and other capital investments made since 2009. A hearing is scheduled to begin with the NCUC on November 28, 2011. If approved by the NCUC, rates would likely go into effect in February 2012.

Duke Energy Carolinas South Carolina Rate Case. On August 5, 2011, Duke Energy Carolinas filed a rate case with the PSCSC to request an average 15% increase in retail revenues, or approximately $216 million, with rate of return on equity of 11.5%. The increase is designed to recover the cost of the ongoing generation fleet modernization program, environmental compliance and other capital investments made since 2009. If approved by the PSCSC, rates would likely go into effect in February 2012.

Duke Energy Indiana Energy Efficiency. On September 28, 2010, Duke Energy Indiana filed a petition for new energy efficiency programs to enable meeting the IURC’s energy efficiency mandates. Duke Energy Indiana’s proposal requests recovery of costs through a rider including lost revenues and incentives for core plus energy efficiency programs and lost revenues and cost recovery for core energy efficiency programs. A hearing was held in July 2011 and an order is expected by year-end.

Duke Energy Indiana Storm Cost Deferrals. On July 14, 2010, the IURC approved Duke Energy Indiana’s deferral of $12 million of retail jurisdictional storm expense until the next retail rate proceeding. This amount represents a portion of costs associated with a January 27, 2009 ice storm, which damaged Duke Energy Indiana’s distribution system. On August 12, 2010, the Indiana Office of Utility Consumer Counselor (OUCC) filed a notice of appeal with the IURC. On December 7, 2010, the IURC issued an order reopening this proceeding for review in consideration of the evidence presented as a result of an internal audit performed as part of an IURC investigation of Duke Energy Indiana’s hiring of an attorney from the IURC staff which resulted in the IURC’s termination of the employment of the Chairman of the IURC. The audit did not find that the order conflicted with the staff report; however, it did note that the staff report offered no specific recommendation to either approve or deny the requested relief, and that the original order was appealed. The IURC set a new procedural schedule to take supplemental testimony and an evidentiary hearing was held in June 2011. An order is expected by year end.

Duke Energy Ohio Storm Cost Recovery. On December 11, 2009, Duke Energy Ohio filed an application with the PUCO to recover Hurricane Ike storm restoration costs of $31 million through a discrete rider. The PUCO granted the request to defer the costs associated with the storm recovery; however, they further ordered Duke Energy Ohio to file a separate action pursuant to which the actual amount of recovery would be determined. On January 11, 2011, the PUCO approved recovery of $14 million plus carrying costs which will be spread over a three-year period. In December 2010, Duke Energy Ohio recorded a $17 million disallowance of costs previously deferred. Duke Energy Ohio filed an application for rehearing on February 10, 2011, as did the consumer advocate, the office of the Ohio Consumers’ Council (OCC). On March 9, 2011, the PUCO denied the rehearing requests of Duke Energy Ohio and the OCC. Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court on May 6, 2011.

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

Duke Energy Carolinas William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Duke Energy Carolinas had previously received approval to incur project development costs associated with Lee Nuclear Station from both the NCUC and the PSCSC. Through several separate orders, the NCUC and PSCSC have deemed Duke Energy’s decision to incur project development and pre-construction costs for the project as reasonable and prudent through December 31, 2009 and up to an aggregate maximum amount of $230 million. On November 15, 2010 and January 7, 2011, Duke Energy Carolinas filed amended project development applications with the NCUC and PSCSC, respectively. These applications request approval of Duke Energy Carolinas’ decision to continue to incur project development and pre-construction costs for the project through December 31, 2013 and up to $459 million. The hearing before the NCUC occurred March 15, 2011. The PSCSC hearing occurred on May 16 and May 17, 2011.

On July 1, 2011, the PSCSC issued an order approving the settlement agreement in its entirety. The order stated Duke Energy Carolinas must incur only those costs necessary to keep the project available as an option in the 2021 time frame, not to exceed South Carolina’s allocable share of $120 million, including allowance for funds used during construction (AFUDC), for the period of January 1, 2011 through June 30, 2012. Also, pursuant to the terms of the settlement agreement, Duke Energy Carolinas shall provide certain monthly reports to the PSCSC and the Office of Regulatory Staff (ORS). Duke Energy Carolinas has also agreed to provide a monthly report to certain parties on the progress of negotiations to acquire an interest in the V.C. Summer Nuclear Station (refer to discussion below) expansion being developed by South Carolina Public Service Authority (Santee Cooper) and South Carolina Electric & Gas Company (SCE&G). Any change in ownership interest, output allocation, sharing of costs or control and any future option agreements concerning Lee Nuclear Station shall be subject to prior approval of the PSCSC.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

On April 18, 2011, the Blue Ridge Environmental Defense League filed a petition requesting that the NRC suspend all pending reactor licensing decisions pending the investigation of lessons learned from the Fukushima Daiichi Nuclear Power Station accident in Japan. Duke Energy Carolinas filed a response to this petition and is awaiting a ruling from the NRC.

The NRC review of the COL application continues and the estimated receipt of the COL is in mid 2013. Duke Energy Carolinas filed with the DOE for a federal loan guarantee, which has the potential to significantly lower financing costs associated with the proposed Lee Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out of the program.

Duke Energy Carolinas is seeking partners for Lee Nuclear Station by issuing options to purchase an ownership interest in the plant. In the first quarter of 2011, Duke Energy Carolinas entered into an agreement with JEA that provides JEA with an option to purchase up to a 20% undivided ownership interest in Lee Nuclear Station. JEA has 90 days following Duke Energy Carolinas’ receipt of the COL to exercise the option.

Duke Energy Carolinas V.C. Summer Nuclear Station Letter of Intent. In July 2011, Duke Energy Carolinas signed a letter of intent with Santee Cooper related to the potential acquisition by the Company of a five percent to ten percent ownership interest in the V.C. Summer Nuclear Station being developed by Santee Cooper and SCE&G near Jenkinsville, South Carolina. The letter of intent provides a path for Duke Energy Carolinas to conduct the necessary due diligence to determine if future participation in this project is beneficial for its customers.

Duke Energy Carolinas Cliffside Unit 6. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build one 800 MW coal-fired unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding AFUDC of $600 million) for the approved new Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an update to the cost estimate of $1.8 billion (excluding AFUDC) with the NCUC where it reduced the estimated AFUDC financing costs to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits, as discussed in Note 5. Also, see note 5 for information related to the Cliffside Unit 6 air permit.

Duke Energy Carolinas Dan River and Buck Combined Cycle Facilities. In June 2008, the NCUC issued its order approving the Certificate of Public Convenience and Necessity (CPCN) applications to construct a 620 MW combined cycle natural gas fired generating facility at each of Duke Energy Carolinas’ existing Dan River Steam Station and Buck Steam Station. The Division of Air Quality (DAQ) issued a final air permit authorizing construction of the Buck and Dan River combined cycle natural gas-fired generating units in October 2008 and August 2009, respectively.

The Buck project is expected to begin operation by the end of 2011. The Dan River project is expected to begin operation by the end of 2012. Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are $700 million and $716 million, respectively.

Duke Energy Indiana Edwardsport IGCC Plant. On September 7, 2006, Duke Energy Indiana and Southern Indiana Gas and Electric Company d/b/a Vectren Energy Delivery of Indiana (Vectren) filed a joint petition with the IURC seeking a CPCN for the construction of a 618 MW IGCC power plant at Duke Energy Indiana’s Edwardsport Generating Station in Knox County, Indiana. The facility was initially estimated to cost approximately $1.985 billion (including $120 million of AFUDC). In August 2007, Vectren formally withdrew its participation in the IGCC plant and a hearing was conducted on the CPCN petition based on Duke Energy Indiana owning 100% of the project. On November 20, 2007, the IURC issued an order granting Duke Energy Indiana a CPCN for the proposed IGCC project, approved the cost estimate of $1.985 billion and approved the timely recovery of costs related to the project. On January 25, 2008, Duke Energy Indiana received the final air permit from the Indiana Department of Environmental Management. The Citizens Action Coalition of Indiana, Inc. (CAC), Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc., all intervenors in the CPCN proceeding, have appealed the air permit. On May 1, 2008, Duke Energy Indiana filed its first semi-annual IGCC rider and ongoing review proceeding with the IURC as required under the CPCN order issued by the IURC. In its filing, Duke Energy Indiana requested approval of a new cost estimate for the IGCC project of $2.35 billion (including $125 million of AFUDC) and for approval of plans to study carbon capture as required by the IURC’s CPCN order. On January 7, 2009, the IURC approved Duke Energy Indiana’s request, including the new cost estimate of $2.35 billion, and cost recovery associated with a study on carbon capture. Duke Energy Indiana was required to file its plans for studying carbon storage related to the project within 60 days of the order. On November 3, 2008 and May 1, 2009, Duke Energy Indiana filed its second and third semi-annual IGCC riders, respectively, both of which were approved by the IURC in full.

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. As Duke Energy Indiana experienced design modifications and scope growth above what was anticipated from the preliminary engineering design, capital costs to the IGCC project were anticipated to increase. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add $150 million, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy Indiana would present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. The evidentiary hearing for the fourth semi-annual update proceeding was held April 6, 2010, and an interim order was received on July 28, 2010. The order approves the implementation of an updated IGCC rider to recover costs incurred through September 30, 2009, effective immediately. The approvals are on an interim basis pending the outcome of the sub-docket proceeding involving the revised cost estimate as discussed further below.

Duke Energy Indiana filed a revised cost estimate for the IGCC project reflecting an estimated cost increase of $530 million on April 16, 2010, with its case-in-chief testimony in the subdocket proceeding. Duke Energy Indiana requested approval of the revised cost estimate of $2.88 billion (including $160 million of AFUDC), and for continuation of the existing cost recovery treatment. A major driver of the cost increase included design changes reflected in the final engineering leading to increased scope and complexity. On September 17, 2010 an agreement was reached with the OUCC, Duke Energy Indiana Industrial Group and Nucor Steel – Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion would be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. Due to the IURC investigation discussed below, the IURC convened a technical conference on November 3, 2010 related to the continuing need for the Edwardsport IGCC facility.

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

Additionally, the CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper communications, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. The IURC held two field hearings on February 28, 2011 and March 2, 2011, which provided an opportunity for the public to comment on the proceeding. During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. Evidentiary hearings are set for November 2011.

In January 2011, Duke Energy Indiana filed a motion with the IURC proposing an updated procedural schedule to address the undue influence issues described above. On February 25, 2011, the IURC issued an order which denied the request for a subdocket to investigate the allegations of improper communications and undue influence at this time, finding there were other agencies better suited for such investigation. The IURC also found that allegations of fraud, concealment and gross mismanagement related to the IGCC project should be heard in a Phase II proceeding of the cost estimate subdocket and set evidentiary hearings on both Phase I (cost estimate increase) and Phase II beginning in August 2011. In April 2011, after an attorneys’ conference, and in response to the other parties’ request for more time, the IURC scheduled hearings for Phase I to begin October 26, 2011 and Phase II hearings to begin November 3, 2011.

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

On June 27, 2011, Duke Energy Indiana filed testimony with the IURC in connection with its seventh semi-annual rider request which included an update on the current cost forecast of the Edwardsport project. The evidentiary hearing is set for December 13, 2011. The updated forecast excluding AFUDC has increased from $2.72 billion to $2.82 billion, not including any contingency for unexpected start-up events. Notwithstanding the revised forecast, Duke Energy Indiana has not increased its previous cost estimate of $2.72 billion (excluding AFUDC) because Duke Energy Indiana believes it is probable that it will be able to mitigate these incremental costs. The increased project cost forecast of approximately $100 million consists of labor productivity trends. Duke Energy Indiana also forecasted a potential additional $30 million for start-up event risk and an increase of approximately $115 million for AFUDC financing costs resulting from the delay in Construction Work in Progress (CWIP) rider proceedings that have not been processed and approved to date. Additional updates to the cost estimate could occur through the completion of the plant in 2012.

On June 30, 2011, the OUCC and intervenors filed testimony in Phase I recommending that Duke Energy Indiana be disallowed cost recovery of any of the additional cost estimate increase above the previously approved cost estimate of $2.35 billion. Duke Energy Indiana filed rebuttal testimony on August 3, 2011.

On July 14, 2011, the OUCC and certain intervenors filed testimony in Phase II alleging that Duke Energy Indiana concealed information and grossly mismanaged the project, and therefore Duke Energy Indiana should only be permitted to recover from customers $1.985 billion, the original IGCC project cost estimate approved by the Commission. Other intervenors recommended that Duke Energy Indiana not be able to rely on any cost recovery granted under the CPCN or the first cost increase order. Duke Energy Indiana believes it has diligently and prudently managed the project and will defend against these allegations in responsive testimony due September 9, 2011.

Duke Energy is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the plant costs, additional charges to expense could occur.

Construction of the Edwardsport IGCC plant is ongoing and is currently expected to be completed and placed in-service in 2012.

Duke Energy Indiana Carbon Sequestration. Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. The CAC, an intervenor, recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009, and an order is expected by the end of 2011.

Duke Energy Indiana IURC Investigation. On October 5, 2010, the Governor of Indiana terminated the employment of the Chairman of the IURC in connection with Duke Energy Indiana’s hiring of an attorney from the IURC staff. As requested by the governor, the Indiana Inspector General initiated an investigation into whether the IURC attorney violated any state ethics rules, and the IURC announced it would internally audit the Duke Energy Indiana cases dating from January 1, 2010 through September 30, 2010, on which this attorney worked while at the IURC, which includes the Indiana storm costs deferral request discussed above, as well as all Edwardsport IGCC cases dating back to 2006. Duke Energy Indiana engaged an outside law firm to conduct its own investigation regarding Duke Energy Indiana’s hiring of an IURC attorney and Duke Energy Indiana’s related hiring practices. On October 5, 2010, Duke Energy Indiana placed the attorney and President of Duke Energy Indiana on administrative leave. They were subsequently terminated on November 8, 2010. On December 7, 2010, the IURC released its internal audit findings concluding that the previous rulings were supported by sound, legal reasoning consistent with the Indiana Rules of Evidence and historical practice and procedures of the IURC and that the previous rulings appeared to be balanced and consistent among the parties. The audit concluded it did not reveal any bias or a resultant unfair advantage obtained by Duke Energy Indiana as a result of the evidentiary rulings of the former IURC attorney. As noted above, in the storm cost deferral case, the IURC found no conflict between the order and the staff report; however, the audit report noted the staff report offered no specific recommendation to either approve or deny the requested relief and that this was the only order that was subject to an appeal. As

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

such, the IURC reopened that proceeding for further review and consideration of the evidence presented. The Inspector General’s investigation into whether the former IURC attorney violated any state ethics rules was the subject of an Indiana Ethics Commission hearing that was held on April 14, 2011, and a final report was issued on May 14, 2011. The final report pertained only to the conduct of the former IURC attorney as Duke Energy Indiana was not a subject of the investigation.

Other Matters.

Duke Energy Ohio and Duke Energy Kentucky Regional Transmission Organization. Duke Energy Ohio is in the advanced planning stages to transfer control of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from the Midwest ISO to PJM Interconnection, LLC (PJM), effective January 1, 2012. On December 22, 2010, the KPSC issued an order granting approval of Duke Energy Kentucky’s request to effect the RTO realignment, subject to several conditions. The conditions accepted by Duke Energy Kentucky include a commitment to not seek to double-recover in a future rate case the transmission expansion fees that may be charged by the Midwest ISO and PJM in the same period or overlapping periods. On January 25, 2011, the KPSC issued an order stating that the order had been satisfied and is now unconditional. The order further requires Duke Energy Kentucky to submit to the KPSC internal procedures for the receipt and tracking of notices from PJM regarding customer requests to participate in PJM demand-response programs. Duke Energy Kentucky submitted its filing describing these internal procedures on March 30, 2011.

The FERC issued an order which approved Duke Energy Ohio and Duke Energy Kentucky’s RTO realignment request on October 21, 2010, and authorized Duke Energy Ohio and Duke Energy Kentucky to terminate their existing obligations to the Midwest ISO, subject to certain conditions. On December 16, 2010, FERC issued an order related to the Midwest ISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of Midwest ISO transmission expansion cost. The Midwest ISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the Midwest ISO footprint. The order provides for the allocation of MVP costs to withdrawing transmission owners for projects approved by the Midwest ISO up to date of the withdrawing transmission owners’ exit from the Midwest ISO. The basis for allocating such MVP costs will be the withdrawing transmission owners’ historical usage of the Midwest ISO system. The impact of this order could result in a substantial increase in the Midwest ISO transmission expansion costs incurred by Duke Energy Ohio and Duke Energy Kentucky subsequent to a withdrawal from Midwest ISO. Duke Energy Ohio, among other parties, is seeking rehearing of the FERC MVP order.

On April 26, 2011, Duke Energy Ohio, Ohio Energy Group, The Office of Ohio Consumer’s Counsel and the Commission Staff filed an Application and a Stipulation with the PUCO regarding Duke Energy Ohio’s recovery of certain costs related to its proposed RTO realignment. The Stipulation is applicable to all retail jurisdictional customers in Duke Energy Ohio’s electric service area. Under the Stipulation, Duke Energy Ohio would recover the retail portion of all Midwest ISO MTEP costs, including but not limited to MVP costs, through a non-bypassable rider. Duke Energy Ohio would not seek to recover any portion of the Midwest ISO exit obligation, PJM integration fees, or internal costs associated with the RTO realignment (estimated to be $20 million). Also, Duke Energy Ohio would not seek to recover the first $121 million of PJM transmission expansion cost from Ohio retail customers. On May 25, 2011, the Stipulation was approved by the PUCO. An application for rehearing filed by Ohio Partners for Affordable Energy was denied by the PUCO on July 15, 2011.

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

As of June 30, 2011, Duke Energy Ohio had a total reserve of $47 million, related to remediation work at certain MGP sites. Duke Energy Ohio has received an order from the PUCO to defer the costs incurred. The PUCO will rule on the recovery of these costs at a future proceeding. Management believes it is probable that additional liabilities will be incurred as work progresses at Ohio MGP sites; however, costs associated with future remediation cannot currently be reasonably estimated.

Clean Water Act 316(b). The Environmental Protection Agency (EPA) published its proposed cooling water intake structures rule on April 20, 2011, and public comments are due by August 18, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities and new on-site facility additions that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main approach proposed, most, if not all of the 23 coal and nuclear-fueled generating facilities in which the Duke Energy Registrants are either a whole or partial owner are likely affected sources. Additional sources, including some combined-cycle combustion turbine

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

facilities, may also be impacted, at least for intake modifications.

The EPA has plans to finalize the 316(b) rule in July 2012. Compliance with portions of the rule could begin as early as 2015. Because of the wide range of potential outcomes, including the other three alternative proposals, the Duke Energy Registrants are unable to estimate its costs to comply at this time.

Clean Air Interstate Rule (CAIR) and the Cross-State Air Pollution Rule (CSAPR). The EPA finalized the CAIR in May 2005. The CAIR limits total annual and summertime nitrogen oxide (NOx) emissions and annual sulfur dioxide (SO2) emissions from electric generating facilities across the Eastern U.S. through a two-phased cap-and-trade program. Phase 1 began in 2009 for NOx and in 2010 for SO2. On July 11, 2008, the D.C. Circuit issued its decision in North Carolina v. EPA No. 05-1244 vacating the CAIR. In December 2008, as a result of a rehearing request from the EPA, the D.C. Circuit issued a decision remanding the CAIR to the EPA without vacatur which allowed the rule to remain in effect until EPA promulgated a replacement rule. On July 6, 2011 the EPA issued the final rule to replace CAIR, referred to as the CSAPR, (previously referred to as the Transport Rule). The CSAPR establishes state-level annual SO2 and NOx caps that take effect on January 1, 2012, and state-level ozone-season NOx caps that take effect on May 1, 2012. The cap levels decline in 2014 for most states, including each state that the Duke Energy Registrants operate in, except for South Carolina where the cap levels remain constant.

Considering the Duke Energy Registrants’ recent amount of SO2 and NOx emissions compared with allocated emission allowances under CSAPR, Duke Energy Registrants will face varying degrees of challenges achieving either the 2012 or 2014 CSAPR requirements. As such, the Duke Energy Registrants are currently evaluating the most cost effective approach to achieve the CSAPR requirements. Activities being considered to meet these requirements include purchasing emission allowances, power purchases, and curtailing generation to reduce levels of SO2 or NOx emitted. The CSAPR trading restrictions coupled with lower than proposed SO2 and NOx allowance allocations in certain states (particularly SO2 allowances in Ohio and Indiana), will add to Duke Energy’s cost of complying with the regulation. See Note 7 for further information regarding impairment of emissions allowances as a result of the CSAPR.

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

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, coal combustion residuals (CCR), a term the EPA uses to describe the CCPs associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. Duke Energy cannot predict the outcome of this rulemaking. However, based on the proposal, the cost of complying with the final regulation will be significant. The EPA is not expected to issue a final rule until 2012 or later.

Utility Boiler Maximum Achievable Control Technology (MACT) Standards. On May 3, 2011, the Utility MACT Standards rule was published in the federal register. The rule proposes to establish emission limits for hazardous air pollutants from coal-fired electric generating units, including mercury. The EPA plans to finalize a rule in November 2011. Compliance with the final emission limits will be required by early 2015. Under the proposal, permitting authorities have the discretion to grant up to a 1-year compliance extension, on a case-by-case basis, to sources that are unable to install emission controls before 2015. Duke Energy cannot predict the outcome of this rulemaking. However, based on the proposal, the cost of complying with the final regulation will be significant.

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

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. On July 29, 2010, the district court issued an order on outstanding motions for summary judgment filed in response to the Supreme Court remand. The court vacated large portions of the previous trial court’s opinion in light of the Supreme Court ruling and found that Duke Energy Carolinas has the burden of proof for the Routine Maintenance Repair and Replacement exclusion, but that the exception must be viewed in light of industry practice, not only in light of an individual unit. The court also clarified that it will apply the “actual-to-projected-actual” emissions test to determine whether Duke Energy Carolinas should reasonably have sought a pre-project permit for any of the projects at issue. On February 11, 2011, the trial judge held an initial status conference and on March 22, 2011, the judge entered an interim scheduling order. If the parties do not negotiate a resolution of the case, then motions to narrow the issues or resolve the case must be fully briefed by October 21, 2011. No trial date has been set, but a trial is not expected in 2011.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six owned and co-owned generating stations in the Midwest. Three northeast states and two environmental groups intervened in the case. A jury verdict was returned on May 22, 2008. The jury found in favor of Cinergy, Duke Energy Ohio and Duke Energy Indiana on all but three units at Duke Energy Indiana’s Wabash River Station, including Duke Energy Indiana’s Gallagher Station units discussed below. Additionally, the plaintiffs had claimed that these were a violation of an Administrative Consent Order entered into in 1998 between the EPA and Cinergy relating to alleged violations of Ohio’s State Implementation Plan provisions governing particulate matter at Duke Energy Ohio’s W.C. Beckjord Station. On May 29, 2009, the court issued its remedy ruling for violations previously established at the Wabash River and W.C. Beckjord Stations and

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

ordered the following relief: (i) Wabash River Units 2, 3 and 5 to be permanently retired by September 30, 2009; (ii) surrender of SO2 allowances equal to the emissions from Wabash River Units 2, 3 and 5 from May 22, 2008 through September 30, 2009; (iii) civil penalty in the amount of $687,500 for W.C. Beckjord violations; and (iv) installation of a particulate continuous emissions monitoring system at W.C. Beckjord Units 1 and 2. The civil penalty has been paid. On October 12, 2010, the Seventh Circuit Court of Appeals issued a decision reversing the trial court and ordered issuance of judgment in favor of Cinergy (USA v. Cinergy), which includes Duke Energy Indiana and Duke Energy Ohio. The plaintiff’s motion for rehearing was denied on December 29, 2010. On January 6, 2011, the mandate from the Seventh Circuit was issued returning the case to the District Court and on April 15, 2011, the District Court issued its Final Amended Judgment in favor of Cinergy. Plaintiffs did not file a petition for certiorari with the United State Supreme Court prior to the March 29, 2011 filing deadline. This ruling allowed Wabash River Units 2, 3 and 5 to be placed back into service.

Regarding the Gallagher Station units, on October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy Indiana under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Indiana was not previously found liable. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy Indiana on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Gallagher Station Units 1 and 3. The parties to the remedy trial reached a negotiated agreement on those issues and filed a proposed consent decree with the court, which was approved and entered on March 18, 2010. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher Station Units 1 and 3 to natural gas combustion by 2013 (or retirement of the units by February 2012); (ii) installation of additional pollution controls at Gallagher Station Units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy Indiana estimates that these and other actions in the settlement will cost $88 million. Due to the NSR remedy order and consent decree, Duke Energy Indiana has requested several approvals from the IURC including approval to add a dry sorbent injection system on Gallagher Station Units 2 and 4, approval to convert to natural gas or retire Gallagher Station Units 1 and 3, and approval to recover expenses for certain SO2 emission allowance expenses required to be surrendered. On September 8, 2010, the IURC approved the implementation of the dry sorbent injection system. On September 28, 2010, Duke Energy Indiana filed a petition requesting the recovery of costs associated with the Gallagher consent decree. Testimony in support of the petition was filed in early December 2010. Duke Energy Indiana subsequently requested the IURC suspend the procedural schedule to allow it time to do a solicitation for capacity options to compare to the proposed conversion of Gallagher Units 1 and 3 to natural gas.

On May 26, 2011, Duke Energy Indiana filed testimony seeking approval of the purchase of a portion of the Vermillion Generating Station from its affiliate, Duke Energy Vermillion II, LLC, an indirect wholly-owned subsidiary of Duke Energy Ohio. Refer to Note 3 for further information on the Vermillion transaction. As a result of the proposed purchase, Duke Energy Indiana may retire Gallagher Units 1 and 3. The approval of the Vermillion transaction by the FERC and IURC under terms acceptable to Duke Energy Indiana is a condition to the closing of the transaction and the option of converting Gallagher Units 1 and 3 to gas is being preserved until such approvals have been obtained. A new procedural schedule has been set providing for a hearing in September 2011 with an order expected in the fourth quarter of 2011.

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

Duke Energy

CO2 Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, AEP, American Electric Power Service Corporation, Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs are seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs have appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was subsequently denied. Defendants filed a petition for certiorari to the U.S. Supreme Court on August 2, 2010. The Solicitor General filed a brief in which it agreed that the matter should have been dismissed but raised different arguments than did the defendants. On December 6, 2010, the Supreme Court granted certiorari. Argument on this matter was held on April 19, 2011. On June 20, 2011, the Supreme Court held that the Second Court of Appeals decision should be reversed on the basis that plaintiffs’ claims cannot proceed under federal common law, which was displaced by the CAA and actual or potential EPA regulations. The Court’s decision did not address plaintiffs’ state law claims as those claims had not been presented. The case was remanded to the district court for further proceedings.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss. The plaintiffs filed a notice of appeal and briefing is complete. By Order dated February 23, 2011, the Court stayed oral argument in this case pending the Supreme Court’s ruling in the CO2litigation discussed above. Following the Supreme Court’s June 20, 2011 decision the Ninth Circuit Court of Appeals was informed of the decision and that the case was ready for hearing or further briefing. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

Price Reporting Cases. A total of five lawsuits were filed against Duke Energy affiliates and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada.

In November 2009, the judge granted defendants’ motion for reconsideration of the denial of defendants’ summary judgment motion in two of the remaining five cases to which Duke Energy affiliates are a party. A hearing on that motion occurred on July 15, 2011, and on July 19, 2011, the judge granted the motion for summary judgment. Plaintiffs have indicated that they will file an appeal with the Ninth Circuit Court of Appeal. In December 2009, plaintiffs in the consolidated cases filed a motion to amend their complaints in the individual cases to add a claim for treble damages under the Sherman Act, including additional factual allegations regarding fraudulent concealment of defendants’ allegedly conspiratorial conduct. Those motions were denied on October 29, 2010.

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

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new charges are based upon a flat-fee that fails to take into account the locational usage by each generator. DEIGP’s additional assessment under these Resolutions amounts to approximately $69 million, inclusive of interest, through June 2011. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL imposed an additional fine against DEIGP in the amount of $11 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, an order requiring that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

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

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). Six causes of action were alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs sought a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy Corp (Spectra Energy) in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Subsequently, plaintiffs notified Duke Energy that they were withdrawing their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying their claims as to plaintiffs’ fiduciary duty claims. At an unsuccessful mediation in September 2008, Plaintiffs quantified their claims as being in excess of $150 million. After mediation on September 21, 2010, the parties reached an agreement in principle to settle the lawsuit, subject to execution of a definitive settlement agreement, notice to the class members and approval of the settlement by the Court. In the third quarter of 2010, Duke Energy recorded a provision related to the settlement agreement. At a hearing on May 16, 2011, the court issued its final confirmation order and payments will be made in accordance with the settlement agreement.

Crescent Litigation. On September 3, 2010, the Crescent Resources Litigation Trust filed suit against Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The Crescent Resources Litigation Trust was established in May, 2010 pursuant to the plan of reorganization approved in the Crescent bankruptcy proceedings in the same court. The complaint alleges that in 2006 the defendants caused Crescent to borrow approximately $1.2 billion from a consortium of banks and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the distribution is subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The plaintiff requests return of the funds as well as other statutory and equitable relief, punitive damages and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. Defendants filed a motion to dismiss in December 2010. On March 21, 2011, the plaintiff filed a response to the defendant’s motion to dismiss and a motion for leave to file an amended complaint, which was granted. The Defendants filed a second motion to dismiss in response to plaintiffs’ amended complaint. A hearing on the motion is scheduled for August 19, 2011. No trial date has been set.

On October 14, 2010, a suit was filed in Mecklenburg County, North Carolina by a group of Duke Energy shareholders alleging breach of duty of loyalty and good faith by certain Duke Energy directors who were directors at the time of the 2006 Crescent transaction. On January 5, 2011, defendants filed a Notice of Designation of this case for the North Carolina Business Court. On July 22, 2011, the court granted the defendants’ motion to dismiss the lawsuit. It is not possible to predict at this time whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits.

Progress Energy Merger Litigation. Duke Energy and Diamond Acquisition Corporation, a wholly owned subsidiary of Duke Energy have been named as defendants in 10 purported shareholder actions filed in North Carolina state court and two cases filed in federal court in

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

North Carolina. The actions, which contain similar allegations, were brought by individual shareholders against the following defendants: Progress Energy, Duke Energy, Diamond Acquisition Corporation and Directors of Progress Energy. The lawsuits allege that the individual defendants breached their fiduciary duties to Progress Energy shareholders and that Duke Energy and Diamond Acquisition Corporation, aided and abetted the individual defendants. The plaintiffs seek damages and to enjoin the merger. One of the state court cases was voluntarily dismissed. On July 11, 2011, the parties to the remaining nine state court cases entered into a Memorandum of Understanding for a disclosure-based settlement of the litigation. On August 2, 2011, preliminary approval of the settlement was granted by the Court.

The plaintiff in one of the federal court lawsuits filed a motion for voluntary withdrawal, leaving one federal case pending. The complaint in the federal action includes allegations that defendants violated federal securities laws in connection with the statements contained in Duke Energy’s Registration Statement on Form S-4, as amended, and is now subject to the notice requirements of the Private Securities Litigation Reform Act. Plaintiff’s counsel in the federal case have sent a total of four derivative demand letters to Progress Energy demanding that Progress Energy’s board of directors make certain disclosures, desist from moving forward with the merger and engage in an auction of the company. Progress Energy has indicated that it is evaluating those demands. On August 2, 2011, the Plaintiffs’ filed a motion for a temporary restraining order, and for a preliminary injunction.

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

Duke Energy Carolinas

Duke Energy Carolinas Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in U.S District Court for the Western District of North Carolina alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 without obtaining a determination that the MACT emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MACT assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the Department of Environment and Natural Resources (DENR). On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MACT process before the DAQ. The court did not order an injunction against further construction, but retained jurisdiction to monitor the MACT proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MACT filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MACT determination application. Concurrent with the initiation of the MACT process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of HAPs and imposing operating conditions to assure that emissions stay below the major source threshold. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice, but also ordered Duke Energy Carolinas to pay the plaintiffs’ attorneys’ fees. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice and the court should not have ordered payment of attorneys’ fees. The appeals have been consolidated. On April 14, 2011, the Fourth Circuit Court of Appeals affirmed the district court’s ruling awarding fees to defendants. Duke Energy Carolinas filed a request for rehearing, which was denied, on May 10, 2011.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2011, there were 265 asserted claims for non-malignant cases with the cumulative relief sought of up to $61 million, and 43 asserted claims for malignant cases with the cumulative relief sought of up to $12 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Condensed Consolidated Balance Sheets totaled $828 million and $853 million as of June 30, 2011 and December 31, 2010, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $1,005 million in excess of the self insured retention. Insurance recoveries of $850 million related to this policy are

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both June 30, 2011 and December 31, 2010. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

Duke Energy Indiana

Prosperity Mine, LLC. On October 12, 2009, Prosperity Mine, LLC (Prosperity) filed for arbitration under an Agreement for the Sale and Purchase of Coal dated October 30, 2008. The Agreement provided for sale by Prosperity and purchase by Duke Energy Indiana of 500,000 tons of coal per year, commencing on January 1, 2009 and continuing until December 31, 2014, unless sooner terminated under the terms of the Agreement. Duke Energy Indiana could terminate the Agreement if a force majeure event lasted more than three months. Prosperity declared a force majeure event on February 13, 2010 and, when Prosperity did not notify Duke Energy Indiana that the force majeure had ended; Duke Energy Indiana sent written notice of termination on May 14, 2010. Prosperity contends that the termination was improper and that it is owed damages, quantified at $88 million, for the full contractual volumes through 2014. On November 17, 2010, the arbitrators issued their decision, ruling in favor of Duke Energy Indiana on all counts. On January 7, 2011, Prosperity filed a lawsuit in Indiana state court alleging that the arbitrators exceeded their power and acted without authority and asking that the arbitrators’ award be vacated. The parties reached a commercial arrangement pursuant to which Prosperity agreed to dismiss the lawsuit.

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

The Duke Energy Registrants have exposure to certain legal matters that are described herein. Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of $840 million and $900 million as of June 30, 2011 and December 31, 2010, respectively, for these proceedings and exposures (the total of which is primarily related to Duke Energy Carolinas). These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of both June 30, 2011 and December 31, 2010, Duke Energy recognized $850 million of probable insurance recoveries related to these losses (the total of which is related to Duke Energy Carolinas).

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

6. Debt and Credit Facilities

Significant changes to the Duke Energy Registrants’ debt and credit facilities since December 31, 2010 are as follows:

First Mortgage Bonds. In May 2011, Duke Energy Carolinas issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 3.90% and mature June 15, 2021. Proceeds from this issuance will be used to fund capital expenditures and for general corporate purposes.

Other Debt. In April 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of June 30, 2011 is $5 million. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable on Duke Energy’s Condensed Consolidated Balance Sheets.

At June 30, 2011, Duke Energy Carolinas had $750 million principal amount of 6.25% senior unsecured notes due January 2012 classified as Current maturities of long-term debt on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets.

Non-Recourse Notes Payable of VIEs. To fund the purchase of receivables, Cinergy Receivables borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to Cinergy Receivables. The borrowings are secured by the assets of Cinergy Receivables and are non-recourse to Duke Energy. The debt is short-term because the facility has an expiration date of October 2011; however, Duke Energy expects to extend that expiration by one year prior to its current expiration. At June 30, 2011, Cinergy Receivables borrowings were $275 million and are reflected as Non-Recourse Notes Payable of VIEs on Duke Energy’s Condensed Consolidated Balance Sheets.

Money Pool. The Subsidiary Registrants receive support for their short-term borrowing needs through participation with Duke Energy and other Duke Energy subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the Subsidiary Registrants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between the money pool participants. Per the terms of the money pool arrangement, Duke Energy may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly-owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Condensed Consolidated Balance Sheets. The following table shows the Subsidiary Registrants’ money pool balances and classification within their respective Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010:

	June 30, 2011		December 31, 2010
	Receivables	Long-term Debt	Receivables	Long-term Debt
	(in millions)
Duke Energy Carolinas	$550	$300	$339	$300
Duke Energy Ohio	394	—	480	—
Duke Energy Indiana	30	150	115	150

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants’ Condensed Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy anticipates that it will begin the process of negotiating a renewal of the master credit facility in the third quarter of 2011. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of June 30, 2011. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Master Credit Facility Summary as of June 30, 2011 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper(d)	—	(300)	—	(150)	(450)
Outstanding Letters of Credit	(28)	(7)	(27)	—	(62)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,044	$438	$639	$219	$2,340

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at June 30, 2011. The Duke Energy Ohio sub limit includes $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana (see money pool table above). The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas’ and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2011, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

7. Goodwill, Intangible Assets and Impairments

Goodwill

The following table shows goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio at June 30, 2011 and December 31, 2010:

	USFE&G	Commercial Power	International	Total
	(in millions)
Duke Energy
Balance at December 31, 2010:
Goodwill	$3,483	$940	$306	$4,729
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at December 31, 2010, as adjusted for accumulated impairment charges	3,483	69	306	3,858
Foreign Exchange and Other Changes	—	—	10	10

Balance as of June 30, 2011:
Goodwill	3,483	940	316	4,739
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at June 30, 2011, as adjusted for accumulated impairment charges, foreign exchange and other charges	$3,483	$69	$316	$3,868

	USFE&G	Commercial Power	Total
	(in millions)
Duke Energy Ohio
Balance at December 31, 2010:
Goodwill	$1,137	$1,188	$2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	USFE&G	Commercial Power	Total
	(in millions)
Balance at December 31, 2010, as adjusted for accumulated impairment charges	921	—	921

Balance as of June 30, 2011:
Goodwill	1,137	1,188	2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at June 30, 2011, as adjusted for accumulated impairment charges	$921	$—	$921

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

Commercial Power’s non-regulated Midwest generation reporting unit includes nearly 4,000 MW of primarily coal-fired generation capacity in Ohio which is dedicated under the ESP through December 31, 2011. These assets also generate revenues through sales outside the ESP load customer base if circumstances arise that result in availability of excess capacity. Additionally, this reporting unit has approximately 3,600 MW of gas-fired generation capacity in Ohio, Pennsylvania, Illinois and Indiana which provides generation to unregulated energy markets in the Midwest. The businesses within Commercial Power’s non-regulated Midwest generation reporting unit operate in market structures that are, to a degree, unregulated and allow for customer choice among suppliers. As a result, the operations within this reporting unit are subjected to competitive pressures that do not exist in any of Duke Energy’s regulated jurisdictions.

Commercial Power’s other businesses, including the renewable generation assets, are in a separate reporting unit for goodwill impairment testing purposes. No impairment existed with respect to Commercial Power’s renewable generation assets.

The fair value of Commercial Power’s non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, forecasted power and commodity prices, uncertainty of environmental costs, competition, the cost of capital, valuation of peer companies and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolve, and certain views and assumptions used in determining the fair value of the reporting unit in the 2010 interim impairment test changed significantly from those used in the 2009 annual impairment test. These factors had a significant impact on the valuation of Commercial Power’s non-regulated Midwest generation reporting unit. More specifically, the following factors significantly impacted management’s valuation of the reporting unit:

•

Sustained lower forward power prices—In Ohio, Duke Energy provides power to retail customers under the ESP, which utilizes rates approved by the PUCO through 2011. These rates in 2010 were above market prices for generation services, resulting in customers switching to other generation providers. As discussed in Note 4, Duke Energy Ohio will establish a new SSO for retail load customers for generation after the current ESP expires on December 31, 2011. Given forward power prices, which declined from the time of the 2009 impairment, significant uncertainty existed with respect to the generation margin that would be earned under the new SSO.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

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

In the second quarter of 2010, goodwill for Ohio Transmission and Distribution (Ohio T&D) was also analyzed. The fair value of the Ohio T&D reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, discount rates, valuation of peer companies, and regulatory and legislative developments. Management periodically updates the load forecasts to reflect current trends and expectations based on the current environment and future assumptions. The spring and summer 2010 load forecast indicated that load would not return to 2007 weather-normalized levels for several more years. Based on the results of the second quarter 2010 impairment analysis, the fair value of the Ohio T&D reporting unit was $216 million below its book value at Duke Energy Ohio and $40 million higher than its book value at Duke Energy. Accordingly, this goodwill impairment charge was only recorded by Duke Energy Ohio.

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

Duke Energy Ohio completed its annual goodwill impairment test for all reporting units as of August 31, 2010, and determined that no additional impairments existed.

Intangible Assets. The net carrying amount of intangible assets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011	December 31, 2010
	(In millions)
Duke Energy	$468	$467
Duke Energy Ohio	234	248
Duke Energy Indiana	61	64

The changes in net carrying amounts of intangible assets relates primarily to the consumption, purchases and/or sales of emission allowances during the six months ended June 30, 2011.

As discussed in Note 5, on July 6, 2011, the EPA issued the final rule to replace CAIR. As further discussed in Note 5, the CSAPR establishes state-level annual SO2 and NOx caps that take effect on January 1, 2012, and state-level ozone-season NOx caps that take effect on May 1, 2012. The cap levels decline in 2014 for most states, including each state in which Duke Energy operates, except for South Carolina where the cap levels remain constant. The CSAPR will not utilize CAA emission allowances as the original CAIR provided. The EPA will issue new emission allowances to be used exclusively for purposes of complying with the CSAPR cap-and-trade program. Duke Energy is currently evaluating the effect of the CSAPR on the carrying value of emission allowances recorded at its USFE&G and Commercial Power segments. Based on the provisions of the CSAPR, Duke Energy Ohio expects to have more SO2 allowances than will be needed to comply with the continuing CAA acid rain cap-and-trade program (excess emission allowances). Duke Energy Ohio expects to incur a pre-tax impairment of approximately $80 million in the third quarter of 2011 to write down the carrying value of excess emission allowances held by Commercial Power to fair value. This current estimate is based on the total allowances held by Commercial Power for compliance under the continuing CAA acid rain cap-and-trade program as of June 30, 2011.

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

Certain derivative instruments qualify for hedge accounting and are designated as either cash flow hedges or fair value hedges, while others either do not qualify as accounting hedges (such as economic hedges) or have not been designated as accounting hedges (hereinafter referred to as undesignated contracts). All derivative instruments not meeting the criteria for the normal purchase normal sale (NPNS) exception are recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. As the regulated operations of the Duke Energy Registrants meet the criteria for regulatory accounting treatment, the majority of the derivative contracts entered into by the regulated operations are not designated as hedges since gains and losses on such contracts are deferred as regulatory liabilities and assets, respectively, thus there is no immediate earnings impact associated with changes in fair values of such derivative contracts.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Information presented in the tables below relates to Duke Energy and Duke Energy Ohio. Separate disclosure for Duke Energy Carolinas and Duke Energy Indiana is not presented as the balances are immaterial and regulatory accounting treatment is applied to substantially all of their derivative instruments.

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

Commodity Fair Value Hedges. At June 30, 2011, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At June 30, 2011, there were no open commodity derivative instruments that were designated as cash flow hedges.

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

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. At June 30, 2011, Duke Energy Carolinas does not have any undesignated commodity contracts.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at June 30, 2011 are primarily associated with forward sales and purchases of power, coal and emission allowances, for the Commercial Power segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at June 30, 2011 are primarily associated with forward purchases and sales of power, financial transmission rights and emission allowances.

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

At June 30, 2011, derivative instruments related to interest rate risk are categorized as follows:

Duke Energy. $470 million notional amount of interest rate cash flow hedges related to non-recourse variable rate long-term debt of VIEs and $23 million notional amount of undesignated interest rate contracts, both related to Commercial Power’s wind business, as well as the notional amounts related to Duke Energy Carolinas and Duke Energy Ohio below. See Note 11 for additional information on non-recourse long-term debt of VIEs.

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

Volumes

The following tables show information relating to the volume of Duke Energy and Duke Energy Ohio’s commodity derivative activity outstanding as of June 30, 2011 and December 31, 2010. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Energy and Duke Energy Ohio have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

Duke Energy	June 30, 2011	December 31, 2010
Commodity contracts
Electricity-energy (Gigawatt-hours)	10,747	8,200
Electricity-capacity (Gigawatt-months)	—	58
Emission allowances: SO2 (thousands of tons)	8	8
Natural gas (millions of decatherms)	37	37
Financial contracts
Interest rates (dollars in millions)	$1,295	$1,328

Duke Energy Ohio	June 30, 2011	December 31, 2010
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	13,658	13,183
Electricity-capacity (Gigawatt-months)	—	60
Financial contracts
Interest rates (dollars in millions)	$277	$277
(a)	Amounts include intercompany positions that are eliminated at Duke Energy.

The following table shows fair value amounts of derivative contracts as of June 30, 2011 and December 31, 2010, and the line item(s) in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Location and Fair Value Amounts of Derivatives Reflected in the Condensed Consolidated Balance Sheets

Balance Sheet Location

Duke Energy	June 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	3	—	5	—
Investments and Other Assets: Other	12	—	16	—
Current Liabilities: Other	—	13	—	13

Total Derivatives Designated as Hedging Instruments	$15	$13	$21	$13

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$107	$56	$108	$54
Investments and Other Assets: Other	44	4	55	4
Current Liabilities: Other	13	48	75	118
Deferred Credits and Other Liabilities: Other	7	82	3	72
Interest rate contracts
Current Assets: Other(a)	50	—	—	—
Investments and Other Assets: Other(a)	—	—	60	—
Current Liabilities: Other	—	2	—	2
Deferred Credits and Other Liabilities: Other	—	4	—	5

Total Derivatives Not Designated as Hedging Instruments	$221	$196	$301	$255

Total Derivatives	$236	$209	$322	$268

(a)	Relates to interest rate swaps at Duke Energy Carolinas which receive regulatory accounting treatment.

Duke Energy Ohio	June 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	2	—	4	—
Investments and Other Assets: Other	5	—	2	—

Total Derivatives Designated as Hedging Instruments	$7	$—	$6	$—

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$89	$60	$106	$57
Investments and Other Assets: Other	4	2	6	2
Current Liabilities: Other	14	27	75	98
Deferred Credits and Other Liabilities: Other	7	13	3	7
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	4	—	4

Total Derivatives Not Designated as Hedging Instruments	$114	$107	$190	$169

Total Derivatives	$121	$107	$196	$169

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three and six months ended June 30, 2011 and 2010, and the Condensed Consolidated Statements of Operations line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-Tax Losses Recognized in Comprehensive Income

Duke Energy	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	(2)	(1)	(3)	(2)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(2)	$(1)	$(3)	$(2)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

Duke Energy’s effective portion of losses on cash flow hedges that were recognized in AOCI during the three and six months ended June 30, 2011 were pre-tax losses of $10 million and $7 million, respectively, and pre-tax losses of $13 million during the three and six months ended June 30 2010. In addition, there was no hedge ineffectiveness during the three and six months ended June 30, 2011 and 2010, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy. At June 30, 2011, $36 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remains in AOCI, and a $13 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio. At June 30, 2011, there were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument during the three and six months ended June 30, 2011 and 2010, and the line item(s) in the Condensed Consolidated Statements of Operations in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Undesignated Contracts—Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

Duke Energy	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$—	$—	$—	$1
Revenue, non-regulated electric, natural gas and other	(12)	(47)	(25)	(34)
Fuel used in electric generation and purchased power-non-regulated	—	6	(1)	6
Interest rate contracts
Interest expense	—	—	—	—

Total Pre-tax Losses Recognized in Earnings	$(12)	$(41)	$(26)	$(27)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$(1)	$4	$(1)	$2
Regulatory Liability	11	8	10	12
Interest rate contracts
Regulatory Asset	(21)	(2)	(9)	(2)

Total Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities	$(11)	$10	$—	$12

Duke Energy Ohio	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	$(16)	$(79)	$(22)	$(18)
Fuel used in electric generation and purchased power-non-regulated	—	6	(1)	6
Interest rate contracts
Interest expense	(1)	—	(1)	—

Total Pre-tax Losses Recognized in Earnings(a)	$(17)	$(73)	$(24)	$(12)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$(1)	$4	$(1)	$2
Interest rate contracts
Regulatory Asset	—	(2)	—	(2)

Total Pre-tax Gains and (Losses) Recognized as Regulatory Assets	$(1)	$2	$(1)	$—

(a)	Amounts include intercompany positions that are eliminated at Duke Energy.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represent the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at June 30, 2011 and December 31, 2010.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

Duke Energy	June 30, 2011	December 31, 2010
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$84	$148
Collateral Already Posted	$16	$2
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$6	$14

Duke Energy Ohio	June 30, 2011	December 31, 2010
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$84	$147
Collateral Already Posted	$16	$2
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$6	$14

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy and Duke Energy Ohio have elected to offset fair value amounts (or amounts that approximate fair value) recognized on their Condensed Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements as of June 30, 2011 and December 31, 2010. See Note 9 for additional information on fair value disclosures related to derivatives.

Information Regarding Cash Collateral under Master Netting Arrangements

	June 30, 2011		December 31, 2010
	(in millions)		(in millions)
Duke Energy	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions on the Condensed Consolidated Balance Sheets	$3	—	$2	—
Amounts not offset against net derivative positions on the Condensed Consolidated Balance Sheets(a)	$23	—	$2	$3

	June 30, 2011		December 31, 2010
	(in millions)		(in millions)
Duke Energy Ohio	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions on the Condensed Consolidated Balance Sheets	$3	—	$2	—
Amounts not offset against net derivative positions on the Condensed Consolidated Balance Sheets (a)	—	$14	—	$3

(a)	Amounts for payables primarily represents initial margin deposits related to futures contracts.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Investments in available-for-sale auction rate securities. Duke Energy held $125 million par value ($99 million carrying value) and $149 million par value ($118 million carrying value) as of June 30, 2011, and December 31, 2010, respectively of auction rate securities for which an active market does not currently exist. During the three months ended June 30, 2011, $22 million of these investments in auction rate securities were redeemed by the issuer at full par value plus accrued interest. Duke Energy Carolinas held $16 million par value ($12 million carrying value) of these auction rate securities at both June 30, 2011, and December 31, 2010. The vast majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. Those auction rate securities which are classified as long-term investments are valued using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models which incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted discount rates when relevant observable inputs are not available to determine the present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Those auction rate securities which are classified as Short-term investments are valued using Level 2 measurements, as they are valued at par based on a commitment by the issuer to redeem at par value. As of June 30, 2011, Duke Energy held $9 million of auction rate securities classified as short-term investments. In July 2011, Duke Energy received $9 million from the issuer who redeemed the securities at par value. As a result, at June 30, 2011, Duke Energy recorded the fair value equal to the par value and transferred these securities from Level 3 to Level 2.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the six months ended June 30, 2011 or 2010.

Investments in debt securities. Most debt investments (including those held in the Nuclear Decomissioning Trust Funds (NDTF) are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

Commodity derivatives. The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Some commodity derivatives are exchange traded contracts, which are classified as Level 1 measurements.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Condensed Consolidated Balance Sheets at fair value at June 30, 2011 and December 31, 2010. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at June 30, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$99	$—	$9	$90
Nuclear decommissioning trust fund equity securities	1,452	1,400	47	5
Nuclear decommissioning trust fund debt securities	685	86	551	48
Other long-term trading and available-for-sale equity securities(b)	73	65	8	—
Other long-term trading and available-for-sale debt securities(b)	220	27	193	—
Derivative assets(c)	156	15	65	76

Total Assets	$2,685	$1,593	$873	$219
Derivative liabilities(d)	(129)	(11)	(20)	(98)

Net Assets	$2,556	$1,582	$853	$121

(a)	$90 million of these securities are included in Other within Investments and Other Assets and $9 million are classified as Short-Term Investments on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$118	$—	$—	$118
Nuclear decommissioning trust fund equity securities	1,365	1,313	46	6
Nuclear decommissioning trust fund debt securities	649	35	573	41
Other long-term trading and available-for-sale equity securities(a)	164	157	7	—
Other long-term trading and available-for-sale debt securities(a)	221	10	211	—
Derivative assets(b)	186	21	81	84

Total Assets	$2,703	$1,536	$918	$249
Derivative liabilities(c)	(132)	(8)	(21)	(103)

Net Assets	$2,571	$1,528	$897	$146

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Rollforward of Level 3 Measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Three Months Ended June 30, 2011
Balance at April 1, 2011	$122	$48	$(24)	$146
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(11)	(11)
Total pre-tax losses included in other comprehensive income:
Losses on available for sale securities and other	(1)	—	—	(1)
Purchases, sales, issuances and settlements:
Purchases	—	6	—	6
Sales	—	(1)	—	(1)
Settlements	(22)	—	(6)	(28)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	—	19	19
Transfers out of Level 3	(9)			(9)

Balance at June 30, 2011	$90	$53	$(22)	$121

Three Months Ended June 30, 2010
Balance at April 1, 2010	$202	$25	$21	$248
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(73)	(73)
Fuel used in electric generation and purchased power - non-regulated	—	—	(8)	(8)
Total pre-tax gains(losses) included in other comprehensive income:
Gains on available for sale securities and other	5			5
Losses on commodity cash flow hedges			(1)	(1)
Net purchases, sales, issuances and settlements	(29)	23	41	35
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	—	13	13

Balance at June 30, 2010	$178	$48	$(7)	$219

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Six Months Ended June 30, 2011
Balance at January 1, 2011	$118	$47	$(19)	$146
Transfers in to Level 3	—	—	—	—
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(19)	(19)
Fuel used in electric generation and purchased power-non-regulated	—	—	—	—
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	5	—	—	5
Net purchases, sales, issuances and settlements:
Purchases	—	7	—	7
Sales	—	(3)	—	(3)
Settlements	(24)	—	(3)	(27)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	2	19	21
Transfers out of Level 3	(9)			(9)

Balance at June 30, 2011	$90	$53	$(22)	$121

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2011:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$(10)	$(10)

Total	$—	$—	$(10)	$(10)

Six Months Ended June 30, 2010
Balance at January 1, 2010	$198	$—	$25	$223
Transfers in to Level 3	—	—	—	—
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(29)	(29)
Fuel used in electric generation and purchased power-non-regulated	—	—	(11)	(11)
Total pre-tax gains included in other comprehensive income:		—	—
Gains on available for sale securities and other	10			10
Net purchases, sales, issuances and settlement	(30)	48	(7)	11
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	—	15	15

Balance at June 30, 2010	$178	$48	$(7)	$219

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2011:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$16	$16
Fuel used in electric generation and purchased power-non-regulated	—	—	(1)	(1)

Total	$—	$—	$15	$15

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value at June 30, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at June 30, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities	1,452	1,400	47	5
Nuclear decommissioning trust fund debt securities	685	86	551	48
Derivative assets(b)	51	—	51	—

Total assets	$2,200	$1,486	$649	$65

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

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

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Three Months Ended June 30, 2011
Balance at April 1, 2011	$12	$48	$60
Purchases, sales, issuances and settlements:
Purchases	—	6	6
Sales	—	(1)	(1)

Balance at June 30, 2011	$12	$53	$65

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Three Months Ended June 30, 2010
Balance at April 1, 2010	$66	$25	$91
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	2	—	2
Net purchases, sales, issuances and settlements	(8)	23	15

Balance at June 30, 2010	$60	$48	$108

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Six Months Ended June 30, 2011
Balance at January 1, 2011	$12	$47	$59
Purchases, sales, issuances and settlements:
Purchases	—	7	7
Sales	—	(3)	(3)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	2	2

Balance at June 30, 2011	$12	$53	$65

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Six Months Ended June 30, 2010
Balance at January 1, 2010	$66	$—	$66
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	2	—	2
Net purchases, sales, issuances and settlements	(8)	48	40

Balance at June 30, 2010	$60	$48	$108

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets at fair value at June 30, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 8.

	Total Fair Value Amounts at June 30, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$38	$14	$7	$17
Derivative liabilities(b)	(24)	(9)	(5)	(10)

Net Assets	$14	$5	$2	$7

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

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

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
Three Months Ended June 30, 2011
Balance at April 1, 2011	$17
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	(10)

Balance at June 30, 2011	$7

Three Ended June 30, 2010
Balance at April 1, 2010	$56
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	(50)
Fuel used in electric generation and purchased power - non-regulated	(8)
Total pre-tax losses included in other comprehensive income:
Losses on commodity cash flow hedges	(1)
Net purchases, sales, issuances and settlements	(4)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	3

Balance at June 30, 2010	$(4)

Derivatives (net)
Six Months Ended June 30, 2011
Balance at January 1, 2011	$13
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	(6)
Purchases, sales, issuances and settlements:
Settlements	(1)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	1

Balance at June 30, 2011	$7

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2011:
Revenue, non-regulated electric and other	$1

Total	$1

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Derivatives (net)
Six Months Ended June 30, 2010
Balance at January 1, 2010	$7
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	(2)
Fuel used in electric generation and purchased power - non-regulated	(11)
Net purchases, sales, issuances and settlements	(1)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	3

Balance at June 30, 2010	$(4)

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at June 30, 2010:
Revenue, non-regulated electric and other	$16
Fuel used in electric generation and purchased power - non-regulated	(1)

Total	$15

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets at fair value at June 30, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at June 30, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)	$49	$49	$—	$—
Available-for-sale debt securities(a)	27	—	27	—
Derivative assets(b)	10	—	—	10

Total Assets	86	49	27	10
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$84	$49	$25	$10

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)	$47	$47	$—	$—
Available-for-sale debt securities(a)	26	—	26	—
Derivative assets(b)	4	—	—	4

Total Assets	77	47	26	4
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$75	$47	$24	$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Three Months Ended June 30, 2011
Balance at April 1, 2011	$1
Net purchases, sales, issuances and settlements:
Settlements	(10)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	19

Balance at June 30, 2011	$10

Three Months Ended June 30, 2010
Balance at April 1, 2010	$3
Net purchases, sales, issuances and settlements	(6)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	10

Balance at June 30, 2010	$7

Derivatives (net)
(in millions)
Six Months Ended June 30, 2011
Balance at January 1, 2011	$4
Net purchases, sales, issuances and settlements:
Settlements	(12)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	18

Balance at June 30, 2011	$10

Six Months Ended June 30, 2010
Balance at January 1, 2010	$4
Net purchases, sales, issuances and settlements	(9)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	12

Balance at June 30, 2010	$7

Additional Fair Value Disclosures - Long-term debt: The fair value of long-term debt is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of June 30, 2011 and December 31, 2010 are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	As of June 30, 2011
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value(a)	Fair Value	Book Value(a)	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term debt, including current maturities	$18,695	$20,069	$8,268	$8,932	$2,562	$2,634	$3,470	$3,730

(a)	Includes Non-recourse long-term debt of variable interest entities of $922 million for Duke Energy and $300 million for Duke Energy Carolinas.

	As of December 31, 2010
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$18,210	$19,484	$7,770	$8,376	$2,564	$2,614	$3,472	$3,746

a)	Includes Non-recourse long-term debt of variable interest entities of $976 million for Duke Energy and $300 million for Duke Energy Carolinas.

At both June 30, 2011 and December 31, 2010, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, commercial paper and non-recourse notes payables of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

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

Trading Securities. Duke Energy holds investments in debt and equity securities in grantor trusts that are associated with certain deferred compensation plans. At June 30, 2011 and December 31, 2010, the fair value of these investments was $31 million and $29 million, respectively. Additionally, at December 31, 2010, Duke Energy held Windstream Corp. (Windstream) equity securities, which were received as proceeds from the sale of Duke Energy’s equity investment in Q-Comm Corporation during the fourth quarter of 2010. The fair value of these securities at December 31, 2010 was $87 million. Duke Energy subsequently sold these securities in the first quarter of 2011. Proceeds received from the sale of Windstream equity securities are reflected in Net proceeds from the sale of equity investments and other assets, and sales of and collections on notes receivable in the Duke Energy Condensed Consolidated Statement of Cash Flows.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

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

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Management believes, based on consideration of the criteria above that no credit loss exists as of June 30, 2011 and December 31, 2010. Management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis. Therefore, management has concluded that there were no other-than-temporary impairments necessary as of June 30, 2011 and December 31, 2010. Accordingly, all changes in the market value of investments in auction rate debt securities and captive insurance investments were reflected as a component of other comprehensive income in 2011 and 2010.

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

Short-term and Long-term investments. Duke Energy classifies its investments in debt and equity securities held in the Duke Energy Carolinas NDTF (see Note 9 for further information), the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long-term. Additionally, Duke Energy has classified $90 million carrying value ($116 million par value) and $118 million carrying value ($149 million par value) of investments in auction rate debt securities as long-term at June 30, 2011 and December 31, 2010, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Condensed Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

The estimated fair values of short-term and long-term investments classified as available-for-sale for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana are as follows (in millions):

Duke Energy

	June 30, 2011			December 31, 2010
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Equity Securities	$537	$(19)	$1,517	$481	$(16)	$1,435
Corporate Debt Securities	9	(2)	256	12	(3)	270
Municipal Bonds	1	(8)	63	1	(9)	69
U.S. Government Bonds	11	—	294	10	(1)	235
Auction Rate Debt Securities(b)	—	(26)	99	—	(31)	118
Other	6	(2)	269	11	(5)	274

Total long-term investments	$564	$(57)	$2,498	$515	$(65)	$2,401

(a)	The table above includes unrealized gains and losses of $551 million and $30 million, respectively, at June 30, 2011 and unrealized gains and losses of $505 million and $32 million, respectively, at December 31, 2010 associated with investments held in the NDTF. Additionally, the table above includes unrealized gains of $9 million and an insignificant amount of unrealized losses, respectively, at June 30, 2011 and unrealized gains of $6 million and an insignificant amount of unrealized losses, respectively, at December 31, 2010 associated with investments held in the Duke Energy Indiana grantor trust. As discussed above, unrealized losses on investments within the NDTF and Duke Energy Indiana grantor trust are deferred as a regulatory asset pursuant to regulatory accounting treatment.
(b)	At June 30, 2011, auction rate securities estimated fair value of $90 million are included in Other within Investments and Other Assets and estimated fair value of $9 million are classified as Short-Term Investments on the Condensed Consolidated Balance Sheets.

Debt securities held at June 30, 2011, which includes auction rate securities based on the stated maturity date, mature as follows: $64 million in less than one year, $178 million in one to five years, $199 million in six to 10 years and $441 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of June 30, 2011 and December 31, 2010.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	As of June 30, 2011			As of December 31, 2010
	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$104	$(12)	$(7)	$85	$(11)	$(5)
Corporate Debt Securities	55	(1)	(1)	73	(2)	(2)
Municipal Bonds	37	(7)	(1)	42	(8)	(1)
U.S. Government Bonds	62	—	—	38	—	(1)
Auction Rate Debt Securities(b)	90	(26)	—	118	(31)	—
Other	53	(2)	—	84	(1)	(3)

Total long-term investments	$401	$(48)	$(9)	$440	$(53)	$(12)

(a)	The table above includes fair values of $232 million and $226 million at June 30, 2011 and December 31, 2010, respectively, associated with investments held in the NDTF. Additionally, the table above includes fair values of $9 million and $5 million at June 30, 2011 and December 31, 2010, respectively, associated with investments held in the Duke Energy Indiana grantor trust.
(b)	See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Carolinas

	June 30, 2011			December 31, 2010
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$528	$(19)	$1,452	$475	$(16)	$1,365
Corporate Debt Securities	8	(2)	204	10	(3)	227
Municipal Bonds	—	(8)	37	1	(9)	43
U.S. Government Bonds	11	—	268	10	—	224
Auction Rate Debt Securities	—	(3)	12	—	(3)	12
Other	4	(1)	176	9	(4)	155

Total long-term investments	$551	$(33)	$2,149	$505	$(35)	$2,026

Debt securities held at June 30, 2011, which includes auction rate securities based on the stated maturity date, mature as follows: $53 million in less than one year, $119 million in one to five years, $162 million in six to 10 years and $351 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of June 30, 2011 and December 31, 2010.

	As of June 30, 2011			As of December 31, 2010
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$99	$(12)	$(7)	$79	$(11)	$(5)
Corporate Debt Securities	45	(1)	(1)	59	(2)	(1)
Municipal Bonds	28	(7)	(1)	28	(8)	(1)
U.S. Government Bonds	42	—	—	33	—	—
Auction Rate Debt Securities(a)	12	(3)	—	12	(3)	—
Other	18	(2)	1	27	(1)	(3)

Total long-term investments	$244	$(25)	$(8)	$238	$(25)	$(10)

(a)	See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Indiana

	June 30, 2011			December 31, 2010
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$8	$—	$49	$6	$—	$47
Municipal Bonds	1	—	27	—	—	26

Total long-term investments	$9	$—	$76	$6	$—	$73

Debt securities held at June 30, 2011 mature as follows: $1 million in less than one year, $18 million in one to five years, $6 million in six to 10 years and $2 million thereafter.

At Duke Energy Indiana, as of June 30, 2011 and December 31, 2010, $9 million and $14 million, respectively, carrying value of available-for-sale equity and debt securities were in an insignificant unrealized loss position for which other-than-temporary impairment losses have not been recorded.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

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

Other than the discussion below related to Cinergy Receivables, no financial support was provided to any of the consolidated VIEs during the three or six months ended June 30, 2011 and the year ended December 31, 2010, respectively, or is expected to be provided in the future, that was not previously contractually required.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Duke Energy
	Duke Energy Carolinas
	Duke Energy Receivables Financing LLC (DERF)	Cinergy Receivables	CinCap V	Renewables	Other	Total
	(in millions)
At June 30, 2011
VIE Balance Sheets
Restricted Receivables of VIEs	$630	$518	$12	$10	$3	$1,173
Other Current Assets	—	—	4	163	8	175
Intangibles, net	—	—	—	13	—	13
Restricted Other Assets of VIEs	—	—	70	18	63	151
Other Assets	—	—	22	—	5	27
Property, Plant and Equipment Cost, VIEs	—	—	—	865	—	865
Less Accumulated Depreciation and Amortization	—	—	—	(44)	—	(44)
Other Assets and Deferred Debits	—	—	—	25	1	26

Total Assets	630	518	108	1,050	80	2,386
Accounts Payable	—	—	—	1	2	3
Non-Recourse Notes Payable	—	275	—	—	—	275
Taxes Accrued	—	—	—	3	—	3
Current Maturities of Long-Term Debt	—	—	10	30	4	44
Other Current Liabilities	—	—	5	16	—	21
Non-Recourse Long-Term Debt	300	—	66	492	64	922
Deferred Income Taxes	—	—	—	202	—	202
Asset Retirement Obligation	—	—	—	12	—	12
Other Liabilities	—	—	20	5	1	26

Total Liabilities	300	275	101	761	71	1,508

Noncontrolling interests	—	—	—	—	2	2

Net Duke Energy Corporation Shareholders’ Equity	$330	$243	$7	$289	$7	$876

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Duke Energy
	Duke Energy Carolinas
	Duke Energy Receivables Financing LLC (DERF)	Cinergy Receivables	CinCap V	Renewables	Other	Total
	(in millions)
At December 31, 2010
VIE Balance Sheets
Restricted Receivables of VIEs	$637	$629	$12	$20	$4	$1,302
Other Current Assets	—	—	4	282	8	294
Intangibles, net	—	—	—	13	—	13
Restricted Other Assets of VIEs	—	—	76	(2)	65	139
Other Assets	—	—	23	—	—	23
Property, Plant and Equipment Cost, VIEs	—	—	—	892	50	942
Less Accumulated Depreciation and Amortization	—	—	—	(26)	(29)	(55)
Other Assets and Deferred Debits	—	—	—	24	(3)	21

Total Assets	637	629	115	1,203	95	2,679
Accounts Payable	—	—	—	2	2	4
Non-Recourse Notes Payable	—	216	—	—	—	216
Taxes Accrued	—	—	—	1	—	1
Current Maturities of Long-Term Debt	—	—	9	45	7	61
Other Current Liabilities	—	—	5	16	—	21
Non-Recourse Long-Term Debt	300	—	71	518	87	976
Deferred Income Taxes	—	—	—	191	—	191
Asset Retirement Obligation	—	—	—	12	—	12
Other Liabilities	—	—	22	4	—	26

Total Liabilities	300	216	107	789	96	1,508

Noncontrolling interests	—	—	—	—	1	1

Net Duke Energy Corporation Shareholders’ Equity	$337	$413	$8	$414	$(2)	$1,170

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

Cinergy Receivables. Cinergy Receivables was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to Cinergy Receivables. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by Cinergy Receivables through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by Cinergy Receivables to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from Cinergy Receivables (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by Cinergy Receivables against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of Cinergy Receivables and next by the subordinated retained interests held by Duke Energy

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to Cinergy Receivables may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. For each of the six months ended June 30, 2011 and 2010, Duke Energy infused $6 million of equity to Cinergy Receivables to remedy net worth deficiencies. The amount borrowed fluctuates based on the amount of receivables sold. The debt is short-term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is October 2011. Cinergy Receivables is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of Cinergy Receivables are not funded by Cinergy, but by Duke Energy. The most significant activity of Cinergy Receivables relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, Duke Energy consolidates Cinergy Receivables. Neither Duke Energy Ohio or Duke Energy Indiana consolidate Cinergy Receivables.

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

During the second quarter of 2011, the customer for an on-site generation facility cancelled its contract. As a result, the entity providing the on-site generation services no longer has any activity or assets, other than a receivable with payments to be collected through 2017. As of June 30, 2011, Duke Energy no longer consolidates this entity.

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

			Duke Energy
	Duke Energy Ohio	Duke Energy Indiana	DukeNet	Renewables	Other	Total
At June 30, 2011
Consolidated Balance Sheets
Receivables	$108	$127	$—	$—	$—	$—
Investments in equity method unconsolidated affiliates	—	—	132	91	25	248
Intangibles	115	—	—	—	115	115

Total Assets	223	127	132	91	140	363
Other Current Liabilities	—	—	—	—	3	3
Deferred Credits and Other Liabilities	—	—	—	—	18	18

Total Liabilities	—	—	—	—	21	21

Net Duke Energy Corporation Shareholders’ Equity	$223	$127	$132	$91	$119	$342

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

			Duke Energy
	Duke Energy Ohio	Duke Energy Indiana	DukeNet	Renewables	Other	Total
At December 31, 2010
Consolidated Balance Sheets
Receivables	$216	$192	$—	$—	$—	$—
Investments in equity method unconsolidated affiliates	—	—	137	95	23	255
Intangibles	119	—	—	—	119	119

Total Assets	335	192	137	95	142	374
Other Current Liabilities	—	—	—	—	3	3
Deferred Credits and Other Liabilities	—	—	—	—	28	28

Total Liabilities	—	—	—	—	31	31

Net Duke Energy Corporation Shareholders’ Equity	$335	$192	$137	$95	$111	$343

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the three and six months ended June 30, 2011 and the year ended December 31, 2010, respectively, or is expected to be provided in the future.

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

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets at June 30, 2011 and December 31, 2010. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. Because the receivables generally turnover in less than two months, credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and the purchased beneficial interest (equity in Cinergy Receivables) is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred. The key assumptions used in estimating the fair value in 2011 and 2010 is detailed in the following table:

	2011	2010
Duke Energy Ohio
Anticipated credit loss ratio	0.8%	0.8%
Discount rate	2.6%	2.7%
Receivable turnover rate	12.7%	12.6%

Duke Energy Indiana
Anticipated credit loss ratio	0.4%	0.5%
Discount rate	2.6%	2.7%
Receivable turnover rate	10.2%	10.2%

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table shows the gross and net receivables sold as of June 30, 2011 and December 31, 2010, respectively:

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of June 30, 2011	$279	$273
Less: Retained interests	108	127

Net receivables sold as of June 30, 2011	$171	$146

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of December 31, 2010	$373	$284
Less: Retained interests	216	192

Net receivables sold as of December 31, 2010	$157	$92

The following table shows the retained interests, sales, and cash flows during the three and six months ended June 30, 2011 and 2010, respectively:

Three Months Ended June 30, 2011	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$521	$630
Loss recognized on sale	5	4
Cash flows
Cash proceeds from receivables sold	$560	$646
Return received on retained interests	3	3

Three Months Ended June 30, 2010	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$617	$586
Loss recognized on sale	6	4
Cash flows
Cash proceeds from receivables sold	$611	$553
Collection fees received	1	—
Return received on retained interests	3	4

Six Months Ended June 30, 2011	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$1,240	$1,298
Loss recognized on sale	11	8
Cash flows
Cash proceeds from receivables sold	$1,337	$1,355
Return received on retained interests	7	7

Six Months Ended June 30, 2010	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$1,506	$1,207
Loss recognized on sale	14	8
Cash flows
Cash proceeds from receivables sold	$1,529	$1,200
Collection fees received	1	—
Return received on retained interests	8	7

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

Other. Duke Energy’s Commercial Power business segment has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is Duke Energy Ohio’s 9% ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement through June 2040 to buy power from OVEC’s power plants. The proceeds from the sale of power by OVEC to its power purchase agreement counterparties, including Duke Energy Ohio, are designed to be sufficient for OVEC to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 megawatts of coal-fired generation capacity. As discussed in Note 5, the proposed rulemaking on cooling water intake structures, utility boiler MACT, CSAPR and CCP’s could increase the costs of OVEC which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006.

In addition, the company has guaranteed the performance of certain entities in which the company no longer has an equity interest. As a result, the company has a variable interest in certain other VIEs that are non-consolidated.

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

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and six months ended June 30, 2011 and 2010.

	Income	Average Shares	EPS
	(in millions, except per- share amounts)
Three Months Ended June 30, 2011
Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic	$434	1,332	$0.33

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—diluted	$434	1,333	$0.33

Three Months Ended June 30, 2010
Loss from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic and diluted	$(223)	1,314	$(0.17)

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Income	Average Shares	EPS
	(in millions, except per- share amounts)
Six Months Ended June 30, 2011
Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic	$944	1,331	$0.71

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—diluted	$944	1,332	$0.71

Six Months Ended June 30, 2010
Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic	$221	1,312	$0.17

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—diluted	$221	1,313	$0.17

As of June 30, 2011 and 2010, 11 million and 19 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

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

Duke Energy recorded pre-tax stock-based compensation expense for each of the three and six months ended June 30, 2011 and 2010 as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011(a)	2010(a)	2011(a)	2010(a)
	(in millions)		(in millions)
Stock Options	$—	$—	$2	$2
Phantom Awards	6	6	14	14
Performance Awards	5	6	11	12

Total	$11	$12	$27	$28

(a)	Excludes stock-based compensation cost capitalized of approximately $1 million and $2 million for each of the three and six months, respectively, ended June 30, 2011 and 2010.

The tax benefit associated with the recorded expense for each of the three months ended June 30, 2011 and 2010 was $5 million. The tax benefit associated with the recorded expense for each of the six months ended June 30, 2011 and 2010 was $11 million.

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

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$24	$1	$3	$24	$—	$2
Interest cost on benefit obligation	58	2	9	62	2	11
Expected return on plan assets	(96)	—	(4)	(95)	—	(4)
Amortization of prior service cost (credit)	1	—	(2)	2	—	(5)
Amortization of net transition liability	—	—	2	—	—	2
Amortization of loss (gain)	19	—	(1)	13	—	1
Other	5	—	—	4	—	—

Net periodic costs	$11	$3	$7	$10	$2	$7

(a)	Excludes regulatory asset amortization of $3 million and $4 million for the three months ended June 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $2 million and $3 million for the three months ended June 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$48	$1	$4	$48	$1	$4
Interest cost on benefit obligation	116	4	18	124	4	20
Expected return on plan assets	(192)	—	(8)	(189)	—	(8)
Amortization of prior service cost (credit)	3	1	(4)	3	1	(8)
Amortization of net transition liability	—	—	5	—	—	4
Amortization of loss (gain)	38	—	(2)	25	—	2
Contractual termination benefit cost	—	—	—	10	—	—
Other	9	—	—	9	—	—

Net periodic costs	$22	$6	$13	$30	$6	$14

(a)	Excludes regulatory asset amortization of $7 million and $8 million for the six months ended June 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $4 million and $5 million for the six months ended June 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

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

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

	Three Months Ended June 30, 2011			Three Months Ended June 30, 2010
	Qualified pension plans	Non- Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Non- Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$10	$—	$1	$9	$—	$1
Interest cost on benefit obligation	22	1	4	22	—	5
Expected return on plan assets	(38)	—	(3)	(36)	—	(3)
Amortization of prior service credit	—	—	(2)	—	—	(2)
Amortization of net transition liability	—	—	3	—	—	3
Amortization of loss	9	—	—	7	—	—
Other	2	—	—	2	—	—

Net periodic costs	$5	$1	$3	$4	$—	$4

	Six Months Ended June 30, 2011			Six Months Ended June 30, 2010
	Qualified pension plans	Non- Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Non- Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$19	$—	$1	$18	$—	$1
Interest cost on benefit obligation	43	1	8	45	1	9
Expected return on plan assets	(75)	—	(5)	(73)	—	(5)
Amortization of prior service credit	—	—	(3)	—	—	(3)
Amortization of net transition liability	—	—	5	—	—	5
Amortization of loss	18	—	1	14	—	1
Other	4	—	—	4	—	—

Net periodic costs	$9	$1	$7	$8	$1	$8

See Note 17 for additional information related to amounts reflected on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets associated with obligations related to qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Carolinas by Duke Energy.

Duke Energy Ohio

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010
	Qualified pension plans(a)	Qualified pension plans(a)
	(in millions)
Service cost	$1	$1
Interest cost on projected benefit obligation	8	8
Expected return on plan assets	(11)	(9)
Amortization of loss	2	1
Other	1	—

Net periodic costs	$1	$1

(a)	Excludes regulatory asset amortization of $1 million and $2 million for the three months ended June 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$3	$—	$3	$—
Interest cost on projected benefit obligation	16	1	17	1
Expected return on plan assets	(22)	—	(21)	—
Amortization of loss (gain)	4	(1)	2	(1)
Other	1	—	1	—

Net periodic costs	$2	$—	$2	$—

(a)	Excludes regulatory asset amortization of $3 million and $4 million for the six months ended June 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $1 million for each of the six months ended June 30, 2011 and 2010, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Components of net periodic costs for Duke Energy Ohio’s non-qualified pension plans were an insignificant amount for the three and six months ended June 30, 2011 and 2010. Components of net periodic costs for Duke Energy Ohio’s other post-retirement benefit plans were an insignificant amount for the three months ended June 30, 2011 and 2010.

See Note 17 for additional information related to amounts reflected on Duke Energy Ohio’s Condensed Consolidated Balance Sheets associated with obligations related to qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Ohio by Duke Energy.

Duke Energy Indiana

	Three Months Ended June 30, 2011		Three Months Ended June 30, 2010
	Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$2	$—	$2	$—
Interest cost on projected benefit obligation	8	2	8	2
Expected return on plan assets	(11)	(1)	(11)	(1)
Amortization of prior service cost	1	—	—	—
Amortization of loss	3	1	4	1
Other	1	—	1	—

Net periodic costs	$4	$2	$4	$2

	Six Months Ended June 30, 2011		Six Months Ended June 30, 2010
	Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$5	$—	$5	$—
Interest cost on projected benefit obligation	15	4	16	4
Expected return on plan assets	(22)	(1)	(22)	(1)
Amortization of prior service cost	1	—	1	—
Amortization of loss	7	1	6	1
Other	1	—	1	—

Net periodic costs	$7	$4	$7	$4

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Components of net periodic costs for Duke Energy Indiana’s non-qualified pension plans were an insignificant amount for the three and six months ended June 30, 2011 and 2010.

See Note 17 for additional information related to amounts reflected on Duke Energy Indiana’s Condensed Consolidated Balance Sheets associated with obligations related to qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Indiana by Duke Energy.

Employee Savings Plan

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of $19 million and $50 million during the three and six months ended June 30, 2011, respectively. Duke Energy made pre-tax employer matching contributions of $18 million and $49 million during the three and six months ended June 30, 2010, respectively.

The Subsidiary Registrants participate in Duke Energy sponsored employee savings plans. The following table shows the respective Subsidiary Registrants’ expense related to its proportionate share of pre-tax employer matching contributions.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
Duke Energy Carolinas	$8	$8	$20	$20
Duke Energy Ohio	1	1	2	3
Duke Energy Indiana	2	1	5	4

15. Severance

Amounts included in the table below represent severance expense recorded by the Duke Energy Registrants during 2010. The Duke Energy Registrants recorded insignificant amounts for severance expense during 2011.

	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
Duke Energy	$76	$144
Duke Energy Carolinas	44	85
Duke Energy Ohio	11	21
Duke Energy Indiana	16	26

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

	Balance at December 31, 2010	Provision/ Adjustments	Cash Reductions	Balance at June 30, 2011
	(in millions)
Duke Energy	$87	$2	$(48)	$41
Duke Energy Carolinas	21	—	(18)	3
Duke Energy Ohio	—	1	—	1
Duke Energy Indiana	1	—	(1)	—

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

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

The following table includes information regarding the Duke Energy Registrants unrecognized tax benefits.

June 30, 2011	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Unrecognized tax benefits(a)	$358	$238	$26	$19
Amount that if recognized, would affect the effective tax rate or regulatory liability(b)	121	113	—	—
Amount that if recognized, would be recorded as a component of discontinued operations	11	—	—	—
December 31, 2010
Unrecognized tax benefits(a)	342	217	29	21

(a)	The Duke Registrants do not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.
(b)	Duke Energy and Duke Energy Carolinas are unable to estimate the specific amounts that would affect the effective tax rate or regulatory liability.

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

The effective tax rates for each of the Duke Energy Registrants are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Duke Energy	30.4%	(114.2)%	30.8%	60.1%
Duke Energy Carolinas	35.5%	30.0%	35.3%	33.9%
Duke Energy Ohio	9.6%	5.4%	30.4%	(4.3)%
Duke Energy Indiana	29.3%	36.1%	32.3%	34.9%

As discussed in Note 7, in the second quarter of 2010, Duke Energy recorded a non-deductible goodwill impairment charge of $500 million and Duke Energy Ohio recorded non-deductible goodwill impairment charges of $677 million. In the first quarter of 2010, a $17 million write-off of deferred tax assets was recorded due to a change in tax treatment of the Medicare Part D subsidy due to the passing of the health care reform legislation. Of this amount, $14 million was recorded by Duke Energy Carolinas. In the second quarter of 2011, Duke Energy Ohio recorded a reduction of deferred tax liabilities as a result of the transfer of certain gas-fired generation assets to its wholly owned subsidiary Duke Energy Commercial Asset Management, LLC (DECAM).

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Duke Energy Carolinas	$37	$38	$73	$76
Duke Energy Ohio	25	25	59	62
Duke Energy Indiana	7	7	15	14

Total Duke Energy	$69	$70	$147	$152

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

17. Related Party Transactions

Duke Energy Carolinas

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 are as follows:

Assets/(Liabilities)

	June 30, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets (b)	$57	$293
Non-current assets(c)	110	104
Current liabilities(d)	(114)	(195)
Non-current liabilities(e)	(42)	(93)
Net deferred tax liabilities(f)	(4,244)	(3,906)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits and with money pool arrangements as discussed below.
(b)	Of the balances at June 30, 2011, $4 million is classified as Receivables and $53 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balances at December 31, 2010, $90 million is classified as Receivables and $203 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at June 30, 2011 and December 31, 2010 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	The balances at June 30, 2011, and December 31, 2010, are classified as Accounts payable on the Condensed Consolidated Balance Sheets.
(e)	The balances at June 30, 2011 and December 31, 2010 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at June 30, 2011, $(4,302) million is classified as Deferred income taxes and $58 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(3,988) million is classified as Deferred income taxes and $82 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

As discussed further in Note 14, Duke Energy Carolinas participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Carolinas has been allocated accrued pension and other post-retirement benefit obligations of $252 million as of both June 30, 2011 and December 31, 2010. This amount has been classified in the Consolidated Balance Sheets as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Other current liabilities	$10	$10
Accrued pension and other post-retirement benefit costs	242	242

Other Related Party Amounts

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Corporate governance and shared service expenses(a)	$251	$234	$504	$468
Indemnification coverages(b)	5	6	10	12
Rental income and other charged expenses, net(c)	(2)	(1)	(4)	2

(a)	Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(b)	Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(c)	Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.

As discussed further in Note 6, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was insignificant for each of the three and six months ended June 30, 2011 and 2010. Interest expense associated with money pool activity is recorded in Interest Expense on the Condensed Consolidated Statements of Operations was insignificant for the three and six months ended June 30, 2011 and 2010.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

In February 2010, Duke Energy Carolinas made a $200 million distribution to its parent, Duke Energy. In June 2010, Duke Energy Carolinas made a $150 million distribution to its parent, Duke Energy.

Duke Energy Ohio

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets (b)	$24	$82
Non-current assets(c)	8	15
Current liabilities(d)	(22)	(86)
Non-current liabilities(e)	(25)	(42)
Net deferred tax liabilities(f)	(1,668)	(1,579)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at June 30, 2011, $13 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $24 million is classified as Receivables and $58 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at June 30, 2011 and December 31, 2010 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at June 30, 2011, ($58) million is classified as Accounts payable, $38 million is classified as Taxes accrued and ($2) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(83) million is classified as Accounts payable and $(3) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets.
(e)	The balances at June 30, 2011 and December 31, 2010, are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at June 30, 2011, $(1,675) million is classified as Deferred income taxes, and $7 million is classified as Other within Current Assets, on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(1,588) million is classified as Deferred income taxes, and $9 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

As discussed further in Note 14, Duke Energy Ohio participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations of $213 million at June 30, 2011 and $211 million at December 31, 2010. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit costs	209	207

Other Related Party Amounts

	Three months ended			Six months ended
	June 30, 2011		June 30, 2010	June 30, 2011		June 30, 2010
	(in millions)
Corporate governance and shared service expenses(a)	$91		$55	$186		$158
Indemnification coverages(b)	4		4	8		9
Rental income and other charged expenses, net(c)	—	(e)	1	—	(e)	2
Cinergy receivables interest income(d)	3		3	7		8

(a)	Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(b)	Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(c)	Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

(d)	As discussed in Note 11, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations.
(e)	For the three and six months ended June 30, 2011, net rental income was insignificant.

As discussed further in Note 6, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations was insignificant for each of the three and six months ended June 30, 2011 and 2010. Interest expense associated with money pool activity is recorded in Interest Expense on the Condensed Consolidated Statements of Operations was insignificant for each of the three and six months ended June 30, 2011 and 2010.

Duke Energy Ohio enters into certain derivative positions on behalf of Duke Energy Retail, a consolidated affiliate of Duke Energy. These contracts are undesignated, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations. See Note 8 for additional information.

DECAM conducts hedging activities for certain of Duke Energy’s non-regulated entities. DECAM meets its funding needs through an intercompany loan agreement from Duke Energy Ohio’s parent entity, Cinergy. The intercompany loan was executed in February 2011. DECAM had no outstanding intercompany loan balance with Cinergy as of June 30, 2011.

In March 2011, Duke Energy Ohio paid a $285 million dividend to its parent, Cinergy.

Duke Energy Indiana

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010 are as follows:

	June 30, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets (b)	$47	$51
Current liabilities(c)	(57)	(69)
Non-current liabilities(d)	(19)	(20)
Net deferred tax liabilities(e)	(970)	(932)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at June 30, 2011, $34 million is classified as Receivables and $13 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $27 million is classified as Receivables and $24 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Of the balance at June 30, 2011, $(55) million is classified as Accounts payable and $(2) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(67) million is classified as Accounts payable and $(2) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets.
(d)	The balances at June 30, 2011 and December 31, 2010 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(e)	Of the balance at June 30, 2011, $(1,009) million is classified as Deferred income taxes and $39 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(973) million is classified as Deferred income taxes and $41 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

As discussed further in Note 14, Duke Energy Indiana participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations of $267 million at June 30, 2011 and $272 million at December 31, 2010. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	June 30, 2011	December 31, 2010
	(in millions)
Other current liabilities	$2	$2
Accrued pension and other post-retirement benefit costs	265	270

Other Related Party Amounts

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
	(in millions)
Corporate governance and shared service expenses(a)	$99	$92	$206	$176
Indemnification coverages(b)	2	2	4	4
Rental income and other charged expenses, net(c)	2	3	3	4
Cinergy receivables interest income(d)	3	3	7	6

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

(a)	Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(b)	Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(c)	Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.
(d)	As discussed in Note 11, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations.

As discussed further in Note 6, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations was insignificant for each of the three and six months ended June 30, 2011 and 2010. Interest expense associated with money pool activity is recorded in Interest Expense on the Condensed Consolidated Statements of Operations. For each of the three and six months ended June 30, 2011 and 2010 interest expense was insignificant.

In February 2010, Duke Energy Indiana received a $225 million capital contribution from its parent, Cinergy. In June 2010, Duke Energy Indiana received a $125 million capital contribution from its parent, Cinergy.

18. New Accounting Standards

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to June 30, 2010 and the impact of such adoption, if applicable, has been presented in the respective Condensed Consolidated Financial Statements of the Duke Energy Registrants:

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

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of June 30, 2011:

ASC 820—Fair Value Measurements and Disclosures (ASC 820). In May 2011, the FASB amended existing requirements for measuring fair value and for disclosing information about fair value measurements. This revised guidance results in a consistent definition of fair value, as well as common requirements for measurement and disclosure of fair value information between U.S. GAAP and International Financial Reporting Standards (IFRS). In addition, the amendments set forth enhanced disclosure requirements with respect to recurring Level 3 measurements, nonfinancial assets measured or disclosed at fair value, transfers between levels in the fair value hierarchy, and assets and liabilities disclosed but not recorded at fair value. For the Duke Energy Registrants, the revised fair value measurement guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2012. Duke Energy is currently evaluating the potential impact of the adoption of this revised guidance and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows, or financial position.

ASC 220—Comprehensive Income (ASC 220). In June 2011, the FASB amended the existing requirements for presenting comprehensive income in financial statements primarily to increase the prominence of items reported in other comprehensive income (OCI) and to facilitate the convergence of U.S. GAAP and IFRS. Specifically, the revised guidance eliminates the option currently provided under existing requirements to present components of OCI as part of the statement of changes in stockholders’ equity. Accordingly, all non-owner changes in stockholders’ equity will be required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. For the Duke Energy Registrants, this revised guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2012. Early adoption of this revised guidance is permitted. Duke Energy is currently evaluating the revised requirements for presenting comprehensive income in its financial statements and is unable to estimate at this time the impact of adoption of this revised guidance on its consolidated results of operations, cash flows or financial position.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

19. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the Duke Energy Registrants includes net income and all other non-owner changes in equity. The tables below provide the components of other comprehensive income (loss) and total comprehensive income (loss) for the three months ended June 30, 2011 and 2010. Components of other comprehensive income (loss) and total comprehensive income (loss) for the six months ended June 30, 2011 and 2010 are presented in the respective Condensed Consolidated Statements of Equity and Comprehensive Income.

Duke Energy

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended June 30, 2011
Net Income	$435	$6	$441

Other comprehensive income
Foreign currency translation adjustments	62	3	65
Pension and OPEB related adjustments to AOCI(a)	2	—	2
Net unrealized loss on cash flow hedges (b)	(7)	—	(7)
Reclassification into earnings from cash flow hedges(c)	1	—	1
Unrealized gain on investments in auction rate securities(d)	1	—	1

Other comprehensive income, net of tax	59	3	62

Total Comprehensive Income	$494	$9	$503

(a)	Net of insignificant tax expense.
(b)	Net of $3 million tax benefit.
(c)	Net of $1 million tax expense.
(d)	Net of $2 million tax benefit.

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended June 30, 2010
Net (Loss) Income	$(222)	$5	$(217)

Other comprehensive loss
Foreign currency translation adjustments	(12)	(1)	(13)
Pension and OPEB related adjustments to AOCI(a)	2	—	2
Net unrealized loss on cash flow hedges (b)	(10)	—	(10)
Reclassification into earnings from cash flow hedges(c)	1	—	1
Unrealized gain on investments in auction rate securities(d)	3	—	3

Other comprehensive loss, net of tax	(16)	(1)	(17)

Total Comprehensive (Loss) Income	$(238)	$4	$(234)

(a)	Net of $1 million tax expense.
(b)	Net of $3 million tax benefit.
(c)	Net of insignificant tax benefit.
(d)	Net of $2 million tax expense.

PART I

DUKE ENERGY CORPORATION

DUKE ENERGY CAROLINAS, LLC

DUKE ENERGY OHIO, INC.

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements—(Continued)

Duke Energy Carolinas

	Three Months Ended June 30,
	2011	2010
	(in millions)
Net Income	$193	$202

Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	1	1
Unrealized gain on investments in auction rate securities(a)	—	1

Other comprehensive income, net of tax	1	2

Total Comprehensive Income	$194	$204

(a)	Net of $2 million tax expense for the three months ended June 30, 2011 and $1 million tax expense for the three months ended June 30, 2010.

Duke Energy Ohio

	Three Months Ended June 30,
	2011	2010
	(in millions)
Net Income (Loss)	$33	$(759)

Other comprehensive
Pension and OPEB related adjustments to AOCI(a)	1	2

Other comprehensive, net of tax	1	2

Total Comprehensive Income (Loss)	$34	$(757)

(a)	Net of insignificant tax expense for the three months ended June 30, 2011 and $1 million tax expense for the three months ended June 30, 2010.

Duke Energy Indiana

	Three Months Ended June 30,
	2011	2010
	(in millions)
Net Income	$68	$57

Other comprehensive income, net of tax	—	—

Total Comprehensive Income	$68	$57

20. Subsequent Events

For information on subsequent events related to acquisitions, regulatory matters, commitments and contingencies and intangibles, see Notes 3, 4, 5 and 7 respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Proposed Merger with Progress Energy

On January 8, 2011, Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) entered into an Agreement and Plan of Merger (Merger Agreement) among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly-owned subsidiary (Merger Sub) and Progress Energy, Inc (Progress Energy), a North Carolina corporation. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Progress Energy with Progress Energy continuing as the surviving corporation and a wholly-owned subsidiary of Duke Energy.

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be cancelled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be cancelled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy Common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at June 30, 2011, Duke Energy would issue 770 million shares of common stock to convert the Progress Energy common shares in the merger under the unadjusted exchange ratio of 2.6125. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at June 30, 2011, Duke Energy would issue 257 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on June 30, 2011, the transaction would be valued at $14.5 billion and would result in incremental recorded goodwill to Duke Energy of $8.3 billion, according to current estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $13.8 billion based on Progress Energy’s outstanding indebtedness at June 30, 2011. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), and the Kentucky Public Service Commission (KPSC). In connection with the merger, Duke Energy and Progress Energy are also seeking approval of the Public Service Commission of South Carolina (PSCSC) for the future merger of their Carolinas utility companies, Duke Energy Carolinas, LLC (Duke Energy Carolinas) and Progress Energy Carolinas, Inc (Progress Energy Carolinas). Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public services commissions in those states on the merger, as applicable and as required. The status of these matters is as follows:

•

On March 17, 2011, Duke Energy filed an initial registration statement on Form S-4 with the Securities and Exchange Commission (SEC) for shares to be issued to consummate the merger with Progress Energy. On July 7, 2011, the Form S-4 was declared effective by the SEC, and the joint proxy statement/prospectus contained in the Form S-4 was mailed to the shareholders of both companies thereafter. Meetings for Duke Energy and Progress Energy shareholders to vote on the Merger are scheduled for August 23, 2011.

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

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application with the KPSC. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Attorney General. A public hearing occurred on July 8, 2011. An order approving the settlement agreement was issued on August 2, 2011. The KPSC requires Duke Energy and Progress Energy to accept all the conditions contained in the order within seven days.

•	On April 4, 2011, Duke Energy and Progress Energy made joint filings with the FERC. The FERC is expected to rule on the merger application within 180 days.

•

On April 25, 2011, Duke Energy and Progress Energy, on behalf of their utility companies Duke Energy Carolinas and Progress Energy Carolinas, filed an application requesting the PSCSC to review the merger and approve the proposed Joint Dispatch Agreement and the future merger of Duke Energy Carolinas and Progress Energy Carolinas. The PSCSC has not yet scheduled a public hearing.

•	On July 12, 2011, Duke Energy and Progress Energy filed an application with the FCC for approval of radio system license transfers. The FCC approved the transfers July 27, 2011.

Duke Energy is targeting completion of the merger by the end of 2011, however no assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The Merger Agreement contains certain termination rights for both Duke Energy and Progress Energy, and further provides for the payment of a termination fee of $400 million by Progress Energy under specified circumstances and a termination fee of $675 million by Duke Energy under specified circumstances.

For the three and six months ended June 30, 2011, Duke Energy incurred transaction costs related to the Progress Energy merger of $5 million and $16 million, respectively, which are recorded within Operating Expenses in Duke Energy’s Condensed Consolidated Statement of Operations.

PART I

Duke Energy Corporation

Duke Energy is an energy company primarily located in the Americas. Duke Energy operates in the United States (U.S.) primarily through its wholly-owned subsidiaries, Duke Energy Carolinas, Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in South America and Central America through International Energy.

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

Duke Energy

EXECUTIVE OVERVIEW

Net income (loss) attributable to Duke Energy was income of $435 million for the three months ended June 30, 2011 as compared to a loss of $222 million for the three months ended June 30, 2010. Diluted earnings per share increased from a loss of $0.17 per share for the three months ended June 30, 2010 to income of $0.33 per share for the three months ended June 30, 2011 due to the increase in net income in the three months ended June 30, 2011 as compared to the same period in 2010, primarily as a result of a 2010 impairment of goodwill and certain generation assets associated with non-regulated generation operations in the Midwest, partially offset by other factors described further below. Income (loss) from continuing operations was income of $441 million for the three months ended June 30, 2011 as compared to a loss of $218 million for the same period in 2010. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $857 million for the three months ended June 30, 2011 as compared to $193 million for the same period in 2010.

Net income attributable to Duke Energy Corporation was $946 million for the six months ended June 30, 2011 as compared to $223 million for the same period in 2010. Diluted earnings per share increased from $0.17 per share for the six months ended June 30, 2010 to $0.71 per share for the six months ended June 30, 2011 due to the increase in net income in the six months ended June 30, 2011 as compared to the same period in 2010, primarily as a result of a 2010 impairment of goodwill and certain generation assets associated with non-regulated generation operations in the Midwest, partially offset by other factors described further below. Income from continuing operations was $954 million for the six months ended June 30, 2011 as compared to $227 million for the same period in 2010. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $1,840 million for the six months ended June 30, 2011 as compared to $1,206 million for the same period in 2010.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$3,534	$3,287	$247	$7,197	$6,881	$316
Operating expenses	2,859	3,306	(447)	5,718	6,141	(423)
Gains on sales of other assets and other, net	4	5	(1)	14	7	7

Operating income (loss)	679	(14)	693	1,493	747	746
Other income and expenses, net	157	124	33	308	244	64
Interest expense	203	212	(9)	422	422	—

Income (loss) from continuing operations before income taxes	633	(102)	735	1,379	569	810

Income tax expense from continuing operations	192	116	76	425	342	83

Income (loss) from continuing operations	441	(218)	659	954	227	727
Income from discontinued operations, net of tax	—	1	(1)	—	1	(1)

Net income (loss)	441	(217)	658	954	228	726
Less: Net income attributable to noncontrolling interests	6	5	1	8	5	3

Net income (loss) attributable to Duke Energy Corporation	$435	$(222)	$657	$946	$223	$723

PART I

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended June 30, 2011 as Compared to June 30, 2010. Consolidated operating revenues for the three months ended June 30, 2011 increased $247 million compared to the same period in 2010. This change was primarily driven by the following:

•	A $127 million increase at U.S. Franchised Electric and Gas (USFE&G). See Operating Revenues discussion within “Segment Results” for USFE&G below for further information;

•	A $96 million increase at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information; and

•	A $55 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information.

Partially offsetting these increases was:

•	A $28 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Six Months Ended June 30, 2011 as Compared to June 30, 2010. Consolidated operating revenues for the six months ended June 30, 2011 increased $316 million compared to the same period in 2010. This change was primarily driven by the following:

•	A $134 million increase at USFE&G. See Operating Revenues discussion within “Segment Results” for USFE&G below for further information;

•	A $120 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information; and

•	A $108 million increase at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	A $45 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Consolidated Operating Expenses

Three Months Ended June 30, 2011 as Compared to June 30, 2010. Consolidated operating expenses for the three months ended June 30, 2011 decreased $447 million compared to the same period in 2010. This change was primarily driven by the following:

•	A $611 million decrease at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information; and

•	A $70 million decrease at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information.

Partially offsetting these decreases were:

•	A $182 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information; and

•	A $55 million increase at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Six Months Ended June 30, 2011 as Compared to June 30, 2010. Consolidated operating expenses for the six months ended June 30, 2011 decreased $423 million compared to the same period in 2009. This change was primarily driven by the following:

•	A $511 million decrease at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information; and

•	A $174 million decrease at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information.

Partially offsetting these decreases were:

•	A $217 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information; and

•	A $46 million increase at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Consolidated Gains on Sales of Other Assets and Other, Net

Consolidated gains on sales of other assets and other, net, was $4 million and $5 million for the three months ended June 30, 2011 and 2010, respectively.

Consolidated gains on sales of other assets and other, net, was $14 million and $7 million for the six months ended June 30, 2011 and 2010, respectively. The increase is attributable primarily to 2011 gains on sales of certain assets resulting from a Commercial Power contract termination.

Consolidated Operating Income (Loss)

Consolidated operating income (loss) for the three months ended June 30, 2011 increased $693 million compared to the same period in 2010. Drivers to operating income (loss) are discussed above.

Consolidated operating income (loss) for the six months ended June 30, 2011 increased $746 million compared to the same period in 2010. Drivers to operating income (loss) are discussed above.

Consolidated Other Income and Expenses, net

Consolidated other income and expenses, net for the three months ended June 30, 2011 increased $33 million compared to the same period in 2010. The increase was driven primarily by $14 million in gains on investments that support benefit obligations, higher equity earnings of $12 million primarily from International Energy’s investment in National Methanol Company (NMC) and a higher equity component of allowance for funds used during construction (AFUDC) of $8 million due to additional capital spending for ongoing construction projects.

Consolidated other income and expenses, net for the six months ended June 30, 2011 increased $64 million compared to the same period in 2010. The increase was driven primarily by a $20 million Peru arbitration award, $16 million in gains on investments that support benefit obligations, higher equity earnings of $15 million primarily from International Energy’s investment in NMC and a higher equity component of AFUDC of $13 million due to additional capital spending for ongoing construction projects.

PART I

Consolidated Interest Expense

Consolidated interest expense for the three months ended June 30, 2011 decreased $9 million compared to the same period in 2010. The decrease is due primarily to higher capitalized interest, including the debt component of AFUDC due to increased spending on capital projects.

Consolidated interest expense for the six months ended June 30, 2011 is consistent when compared to the same period in 2010.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended June 30, 2011 increased $76 million compared to the same period in 2010, primarily due to an increase in pre-tax income. The effective tax rate for the three months ended June 30, 2011 and 2010 was 30% and (114)%, respectively. The change in the effective tax rate is primarily due to a $500 million impairment of non-deductible goodwill in the three months ended June 30, 2010.

Consolidated income tax expense from continuing operations for the six months ended June 30, 2011 increased $83 million compared to the same period in 2010, primarily due to an increase in pre-tax income. The effective tax rate for the six months ended June 30, 2011 and 2010 was 31% and 60%, respectively. The change in the effective tax rate is primarily due to a $500 million impairment of non-deductible goodwill in the six months ended June 30, 2010.

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

EBIT by Business Segment

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(in millions)
U.S. Franchised Electric and Gas	$619	$671	$1,331	$1,415
Commercial Power	59	(604)	150	(475)
International Energy	179	126	359	266

Total reportable segment EBIT	857	193	1,840	1,206
Other	(57)	(122)	(102)	(268)

Total reportable segment and other EBIT	800	71	1,738	938
Interest expense	(203)	(212)	(422)	(422)
Interest income and other(a)	25	26	46	37
Add back of noncontrolling interest component of reportable segment and Other EBIT	11	13	17	16

Consolidated (loss) income from continuing operations before income taxes	$633	$(102)	$1,379	$569

(a)	Other within Interest Income and other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segment and Other EBIT.

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

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
(in millions, except where noted)
Operating revenues	$2,549	$2,422	$127	$5,232	$5,098	$134
Operating expenses	1,994	1,812	182	4,027	3,810	217
Gains on sales of other assets and other, net	1	3	(2)	1	5	(4)

Operating income	556	613	(57)	1,206	1,293	(87)
Other income and expenses, net	63	58	5	125	122	3

EBIT	$619	$671	$(52)	$1,331	$1,415	$(84)

Duke Energy Carolinas’ GWh sales(a)	20,210	20,308	(98)	40,794	41,824	(1,030)
Duke Energy Midwest’s GWh sales(a)(b)	13,917	14,443	(526)	28,689	29,604	915
Net proportional MW capacity in operation(c)				26,907	26,947	(40)

(a)	Gigawatt-hours (GWh).
(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.
(c)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three and six months ended June 30, 2011 compared to the same period in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Increase (decrease) over prior year
Residential sales(a)	1.1%	(4.4)%
General service sales(a)	0.3%	(0.6)%
Industrial sales(a)	1.3%	2.1%
Wholesale power sales	16.4%	2.8%
Total Duke Energy Carolinas sales(b)	(0.5)%	(2.5)%
Average number of customers	0.3%	0.3%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of electric customers for Duke Energy Midwest for the three and six months ended June 30, 2011 compared to the same period in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Increase (decrease) over prior year
Residential sales(a)	3.2%	(0.8)%
General service sales(a)	(0.9)%	(0.4)%
Industrial sales(a)	2.1%	(0.4)%
Wholesale power sales	(16.0)%	(14.0)%
Total Duke Energy Midwest sales(b)	(3.6)%	(3.1)%
Average number of customers	0.3%	0.2%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended June 30, 2011 as Compared to June 30, 2010

Operating Revenues. The increase was driven primarily by:

•

An $87 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates for electric retail customers in the Midwest and South Carolina, and higher purchased power costs in Indiana, partially offset by lower fuel rates for electric retail customers in North Carolina, and lower natural gas fuel rates in Ohio and Kentucky. Fuel revenues represent sales to retail and wholesale customers;

•

A $41 million net increase in retail rates and rate riders primarily due to the implementation of the North Carolina construction work in progress (CWIP) rider effective January 2011, and riders for the Edwardsport integrated gasification combined cycle (IGCC) plant that is currently under construction and the save-a-watt (SAW) program; and

•	A $10 million increase in wholesale power revenues, net of sharing, primarily due to the addition of new customers served and additional volumes under long-term contracts in the Carolinas.

Partially offsetting these increases was:

•

A $31 million decrease in GWh sales to retail customers due to less favorable weather conditions in 2011 compared to the same period in 2010. For the Carolinas, cooling degree days for the second quarter of 2011 were 31% above normal as compared to 51% above normal during the same period in 2010. For the Midwest, cooling degree days for the second quarter of 2011 were 17% above normal as compared to 51% above normal during the same period in 2010.

Operating Expenses. The increase was driven primarily by:

•

An $86 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to purchases of power in Indiana, mainly as a result of decreased generation caused by increased outages in 2011 compared to the same period in 2010, and higher prices of coal used in electric generation;

•	A $76 million increase in operating and maintenance expense primarily due to higher storm costs and higher maintenance at nuclear and fossil generation stations; and

•	A $13 million increase in property and other taxes primarily due to overall higher property taxes.

EBIT. As discussed above, the decrease resulted primarily from higher operating and maintenance expenses, less favorable weather and higher property and other taxes. These negative impacts were partially offset by overall net higher retail rates and rate riders and higher wholesale power revenues.

Six Months Ended June 30, 2011 as Compared to June 30, 2010

Operating Revenues. The increase was driven primarily by:

•

A $112 million net increase in retail rates and rate riders primarily due to new retail rates resulting from the implementation of the North Carolina CWIP rider, riders for the Edwardsport IGCC plant that is currently under construction and the SAW program, and the year-over-year impact of the new retail rates resulting from the South Carolina rate case in the first quarter of 2010;

•

An $85 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates for electric retail customers in the Midwest and South Carolina, and higher purchased power costs in Indiana, partially offset by decreased demand from electric retail customers in 2011 compared to the same period in 2010 mainly due to less favorable weather conditions, and lower fuel rates for electric retail customers in North Carolina, lower natural gas fuel rates in Ohio and Kentucky, and lower demand from natural gas retail customers. Fuel revenues represent sales to retail and wholesale customers; and

•

A $13 million increase in wholesale power revenues, net of sharing, primarily due to the addition of new customers served and additional volumes under long-term contracts and increases in charges for capacity.

Partially offsetting these increases was:

•

A $90 million decrease in GWh and thousand cubic feet (Mcf) sales to retail customers due to less favorable weather conditions in 2011 compared to the same period in 2010. For the Carolinas and Midwest, weather statistics for both heating degree days and cooling degree days in 2011 were unfavorable compared to the same period in 2010.

Operating Expenses. The increase was driven primarily by:

•

A $128 million increase in operating and maintenance expense primarily due to higher storm costs, higher maintenance at nuclear and fossil generation stations, higher power and gas delivery maintenance costs, increased costs related to the implementation of the SAW program; and

•

An $86 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to purchases of power in Indiana (mainly as a result of decreased generation caused by increased outages in 2011 compared to the same period in 2010) and in the Carolinas, and higher prices of coal used in electric generation, partially offset by lower volume of coal used in electric generation resulting from less favorable weather conditions, and lower natural gas prices and volumes to full-service retail customers.

EBIT. As discussed above, the decrease resulted primarily from less favorable weather and higher operating and maintenance expenses. These negative impacts were partially offset by overall net higher retail rates and rate riders and higher wholesale power revenues.

Matters Impacting Future USFE&G Results

Results of USFE&G are impacted by the completion of its major generation fleet modernization projects. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station.

Duke Energy Carolinas has filed rate cases in North Carolina and South Carolina during 2011. Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2012. Duke Energy Indiana plans to file a rate case in 2012. Duke Energy Ohio is evaluating the need for an electric distribution rate case in 2012. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs. USFE&G’s earnings could be adversely impacted if any of these rate cases are denied or delayed by the various state regulatory commissions.

USFE&G evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact USFE&G’s goodwill impairment assessments, see “Critical Accounting Policy for Goodwill Impairment Assessments” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010. As of the August 31, 2010 impairment analysis, the fair value of the Ohio Transmission and Distribution (Ohio T&D) reporting unit exceeded its carrying value at Duke Energy, therefore no goodwill impairment charge was recorded. However, the fair value of the Ohio T&D reporting unit, which has a goodwill balance of $700 million as of June 30, 2011, exceeded its carrying value by approximately 15%. Management is continuing to monitor the impact of recent market and economic events to determine if it is more likely than not that the carrying value of the

Ohio T&D reporting unit has been impaired. Should any such triggering events or circumstances occur in 2011 that would more likely than not reduce the fair value of the Ohio T&D reporting unit below its carrying value, management would again perform an interim impairment test of the Ohio T&D goodwill and it is possible that a goodwill impairment charge could be recorded as a result of this test. Potential circumstances that could have a negative effect on the fair value of the Ohio T&D reporting unit include additional declines in load volume forecasts, changes in the weighted average cost of capital (WACC) and the equity valuations of peer companies, changes in the timing and/or recovery of and on investments in SmartGrid technology, and the success of future rate case filings.

Commercial Power

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
(in millions, except where noted)
Operating revenues	$595	$540	$55	$1,239	$1,119	$120
Operating expenses	544	1,155	(611)	1,102	1,613	(511)
Gains on sales of other assets and other, net	11	4	7	13	3	10

Operating income	62	(611)	673	150	(491)	641
Other income and expenses, net	5	12	(7)	10	21	(11)
Expense attributable to noncontrolling interest	8	5	3	10	5	5

EBIT	$59	$(604)	$663	$150	$(475)	$625

Actual Plant Production, GWh	7,072	6,551	521	15,369	13,125	2,245
Proportional MW capacity in operation				8,273	8,005	268

Three Months Ended June 30, 2011 as Compared to June 30, 2010

Operating Revenues. The increase was driven primarily by:

•	A $57 million increase in wholesale electric revenues due to higher generation volumes, net of lower pricing;

•

A $38 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of insignificant mark-to-market losses in 2011 compared to losses of $38 million in 2010; and

•	A $17 million increase in renewables generation revenues due primarily to additional wind generation facilities placed in service after the second quarter of 2010.

Partially offsetting these increases were:

•

A $56 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and unfavorable weather, net of higher retail pricing under the Electric Security Plan (ESP) in 2011.

Operating Expenses. The decrease was driven primarily by:

•

A $651 million decrease in impairment charges primarily related to a $660 million impairment charge related to goodwill and non-regulated coal-fired generation asset impairments in the Midwest in 2010. See Note 7 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information; and

•	A $20 million decrease in retail fuel and purchased power expenses due to lower generation volumes net of higher purchased power volumes in 2011 as compared to 2010.

Partially offsetting these decreases were:

•	A $41 million increase in wholesale fuel expenses due to higher generation volumes;

•

A $10 million increase in operating expenses resulting primarily from higher maintenance expenses at operated and non-operated generation stations and higher transmission costs in 2011 compared to 2010; and

•	A $6 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $1 million in 2011 compared to gains of $5 million in 2010.

Gains on Sales of Other Assets and Other, net. The increase in 2011 as compared to 2010 is attributable to 2011 gains on sales of certain assets resulting from a contract termination.

Other Income and Expenses, net. The decrease in 2011 as compared to 2010 is primarily due to distributions from South Houston Green Power received in 2010 which did not recur in 2011.

EBIT. The increase is primarily attributable to lower goodwill and generating asset impairment charges, lower net mark-to-market losses on non-qualifying commodity hedge contracts in 2011 compared to 2010, an increase in renewables generation revenues, net of lower retail margins driven by customer switching.

Six Months Ended June 30, 2011 as Compared to June 30, 2010

Operating Revenues. The increase was driven primarily by:

•	A $154 million increase in wholesale electric revenues due to higher generation volumes;

•	A $35 million increase in renewables generation revenues due to additional wind generation facilities placed in service after the second quarter of 2010;

•	A $27 million increase in PJM capacity revenues due to higher cleared auction pricing and additional MWs participating in the auction in 2011 compared to 2010; and

•

A $16 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $1 million in 2011 compared to losses of $17 million in 2010.

Partially offsetting these increases was:

•

A $107 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and unfavorable weather net of higher retail pricing under the ESP in 2011.

Operating Expenses. The decrease was driven primarily by:

•

A $651 million decrease in impairment charges primarily related to a $660 million charge related to goodwill and non-regulated coal-fired generation asset impairments in the Midwest in 2010. See Note 7 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information; and

•	A $34 million decrease in retail fuel and purchased power expenses due to lower generation volumes net of higher purchased power volumes in 2011 as compared to 2010.

Partially offsetting these decreases were:

•	A $112 million increase in wholesale fuel expenses due to higher generation volumes net of favorable hedge realizations in 2011 as compared to 2010;

•

A $42 million increase in operating expenses resulting primarily from higher maintenance expenses at operated and non-operated generation stations and higher transmission costs in 2011 compared to 2010; and

•	A $16 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $3 million in 2011 compared to gains of $13 million in 2010.

Gains on Sales of Other Assets and Other, net. The increase in 2011 as compared to 2010 is attributable to 2011 gains on sales of certain assets resulting from a contract termination.

Other Income and Expenses, net. The decrease in 2011 as compared to 2010 is primarily due to distributions from South Houston Green Power received in 2010 which did not recur in 2011.

EBIT. The increase is primarily attributable to lower goodwill and generating asset impairment charges, an increase in renewables generation revenues, and higher PJM capacity revenues, net of lower retail margins driven by customer switching.

Matters Impacting Future Commercial Power Results

Commercial Power operates in Ohio under an ESP that expires on December 31, 2011. On June 20, 2011, Duke Energy Ohio filed for approval of its next Standard Service Offer (SSO) to replace the existing ESP. The filing seeks approval of an ESP that would last for a term of nine years and five months. The ESP would unbundle generation service by separating capacity (physical assets) from energy (actual output). The capacity component would be paid by all customers through an unavoidable charge, adjusted on an annual basis, with all customers sharing in the net profits from Duke Energy Ohio’s sale of energy and ancillary services. The energy component would be procured through a competitive bidding process and would be avoidable by customers who choose alternative suppliers. The capacity charge would provide for a return of and on investment in Duke Energy Ohio’s generation assets and the cost to acquire capacity to meet reserve margin requirements. Hearings for this filing are scheduled to begin in September 2011. Commercial Power’s earnings after the expiration of the current ESP could be significantly different than its historical earnings.

The majority of Commercial Power’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices for periods beginning June 2011 and continuing through May 2014, will be significantly lower than current and historical capacity prices. As a result, Commercial Power’s operating revenues and EBIT will be negatively impacted through 2014.

On July 6, 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR) which replaces the Clean Air Interstate Rule (CAIR). See Note 5, “Commitments and Contingencies,” to the Consolidated Financial Statements for a discussion of this rule. Duke Energy is currently evaluating the effect of the rule on the carrying value of emission allowances held by Commercial Power. Based on the provisions of the CSAPR, Commercial Power expects to have more SO2 allowances than will be needed to comply with the continuing Clean Air Act (CAA) acid rain cap-and-trade program (excess emission allowances). Commercial Power expects to incur a pre-tax impairment of approximately $80 million in the third quarter of 2011 to write down the carrying value of excess emission allowances held to fair value. This current estimate is based on the total allowances held by Commercial Power for compliance under the continuing CAA acid rain cap-and-trade program as of June 30, 2011.

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
(in millions, except where noted)
Operating revenues	$406	$310	$96	$754	$646	$108
Operating expenses	262	207	55	471	425	46
Losses on sales of other assets and other, net	—	—	—	—	(1)	1

Operating income	144	103	41	283	220	63
Other income and expenses, net	42	30	12	89	59	30
Expense attributable to noncontrolling interest	7	7	—	13	13	—

EBIT	$179	$126	$53	$359	$266	$93

Sales, GWh	4,516	5,041	(525)	9,303	10,732	(1,429)
Proportional MW capacity in operation				4,190	4,203	(13)

Three Months Ended June 30, 2011 as Compared to June 30, 2010

Operating Revenues. The increase was driven primarily by:

•	A $63 million increase in Central America due to higher average prices and dispatch as a result of drier weather;

•	A $27 million increase in Brazil as a result of favorable exchange rates and higher average contract prices; and

•	A $13 million increase in Peru due to higher average prices and contract volumes.

Partially offsetting these increases was:

•	A $6 million decrease in Ecuador as a result of lower dispatch due to unfavorable hydrology.

Operating Expenses. The increase was driven primarily by:

•	A $43 million increase in Central America primarily due to higher fuel prices and consumption as a result of higher dispatch; and

•	An $11 million increase in Peru primarily due to higher purchased power costs and hydrocarbons royalty costs.

Other Income and Expenses, net. The increase was primarily driven by a $13 million increase in equity earnings from NMC due to higher average pricing for methyl tertiary butyl ether (MTBE) and methanol; partially offset by higher butane costs and lower MTBE volumes due to scheduled maintenance.

EBIT. The increase was primarily due to favorable exchange rates and higher average contract prices in Brazil, favorable hydrology and higher average prices in Central America, and higher equity earnings from NMC.

Six Months Ended June 30, 2011 as Compared to June 30, 2010

Operating Revenues. The increase was driven primarily by:

•	A $58 million increase in Brazil due to favorable exchange rates and higher average contract prices;

•	A $49 million increase in Central America as a result of higher average prices and dispatch due to drier weather; and

•	A $26 million increase in Peru due to higher average prices and contract volumes.

Partially offsetting these increases was:

•	A $24 million decrease in Ecuador as a result of lower dispatch due to a new hydro competitor commencing operations in the fourth quarter of 2010 and unfavorable hydrology.

Operating Expenses. The increase was driven primarily by:

•	A $31 million increase in Central America primarily due to higher fuel prices;

•	A $20 million increase in Peru as a result of higher fuel consumption, purchased power costs and hydrocarbons royalty costs; and

•	A $15 million increase in Brazil due to unfavorable exchange rates and higher purchased power costs as a result of lower generation.

Partially offsetting these increases was:

•	A $20 million decrease in Ecuador due to lower fuel consumption as a result of lower dispatch.

Other Income and Expenses, net. The increase was primarily driven by Peru arbitration award, as well as a $13 million increase in equity earnings from NMC due to higher average MTBE and methanol prices, partially offset by lower MTBE volumes due to scheduled maintenance.

EBIT. The increase was primarily due to favorable exchange rates and higher average contract prices in Brazil, favorable hydrology in Central America, an arbitration award in Peru, and higher equity earnings from NMC.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$9	$37	$(28)	$20	$65	$(45)
Operating expenses	84	154	(70)	166	340	(174)
Losses on sales of other assets and other, net	(8)	(2)	(6)	—	—	—

Operating income	(83)	(119)	36	(146)	(275)	129
Other income and expenses, net	22	(2)	24	38	5	33
(Benefit) expense attributable to noncontrolling interests	(4)	1	(5)	(6)	(2)	(4)

EBIT	$(57)	$(122)	$65	$(102)	$(268)	$166

Three Months Ended June 30, 2011 as Compared to June 30, 2010

Operating Revenues. The decrease was driven primarily by the deconsolidation of DukeNet Communications, LLC (DukeNet) in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment and the mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating Expenses. The decrease was driven primarily by $76 million of 2010 employee severance costs related to the voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina and a decrease as a result of the DukeNet consolidation in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment; partially offset by higher deferred compensation expense due to favorable investment performance and higher underwriting expenses at Bison Insurance Company Limited (Bison).

Other Income and Expenses, net. The increase was driven primarily by favorable returns on investments that support benefit obligations in 2011 compared to losses in 2010 and a reversal of reserves related to certain guarantees Duke Energy had issued on behalf of Crescent JV (Crescent).

EBIT. As discussed above, the increase was due primarily to employee severance costs in the prior year.

PART I

Six Months Ended June 30, 2011 as Compared to June 30, 2010

Operating Revenues. The decrease was driven primarily by the deconsolidation of DukeNet in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment and the mark-to-market activity at DETM.

Operating Expenses. The decrease was driven primarily by $144 million of 2010 employee severance costs related to the voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, a decrease as a result of the DukeNet consolidation in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment, and a $16 million donation to the Duke Energy Foundation, which is a non-profit organization funded by Duke Energy shareholders that makes charitable contributions to selected non-profits and government subdivisions; partially offset by higher deferred compensation expense due to favorable investment performance.

Other Income and Expenses, net. The increase was driven primarily by favorable returns on investments that support benefit obligations in 2011 compared to losses in 2010, an increase due to the final settlement of the sale of a 50% ownership interest in DukeNet in the fourth quarter of 2010, and a reversal of reserves related to certain guarantees Duke Energy had issued on behalf of Crescent.

EBIT. As discussed above, the increase was due primarily to employee severance costs in the prior year, a donation to the Duke Energy Foundation in the prior year, and a reversal of reserves related to certain guarantees Duke Energy had issued on behalf of Crescent.

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

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$3,159	$3,058	$101
Operating expenses	2,466	2,403	63
Gains on sales of other assets and other, net	1	5	(4)

Operating income	694	660	34
Other income and expenses, net	92	112	(20)
Interest expense	171	176	(5)

Income before income taxes	615	596	19
Income tax expense	217	202	15

Net income	$398	$394	$4

PART I

The $4 million increase in Duke Energy Carolinas’ net income for the six months ended June 30, 2011 compared to June 30, 2010 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•

A $92 million net increase in retail rates and rate riders primarily due to the implementation of the North Carolina construction work in progress rider effective January 2011, riders for the save-a-watt program, and year-over-year impact related to a phase-in of the new retail rates resulting from the South Carolina rate case in the first quarter of 2010;

•

A $66 million increase in fuel revenues driven primarily by increased fuel rates in South Carolina; partially offset by lower fuel rates in North Carolina. Fuel revenues represent sales to retail and wholesale customers; and

•

A $13 million increase in wholesale power revenues, net of sharing, primarily due to the addition of new customers served and additional volumes under long-term contracts and increased capacity charges; partially offset by volume decreases and lower pricing for near-term sales.

Partially offsetting these increases was:

•

A $77 million decrease in GWh sales to retail customers due to less favorable weather. Weather statistics for both heating degree days and cooling degree days in 2011 were unfavorable compared to 2010. Heating degree days were normal for 2011 as compared to 14% above normal in 2010 and cooling degree days for 2011 were 32% above normal compared to 49% above normal in 2010.

Operating Expenses. The increase was primarily due to:

•	A $67 million increase in fuel expense (including purchased power) primarily related to purchases of power and higher prices of coal used in electric generation.

•

Operating and maintenance expenses were essentially flat period over period, with decreased employee severance costs associated with the 2010 voluntary severance plan largely offset by increases in various other areas, including higher outage and maintenance costs at nuclear operating plants, costs related to the implementation of the save-a-watt program, higher power delivery costs, and increased corporate and storm costs.

Other Income and Expenses, net. The decrease is primarily due to higher interest income recorded in 2010 following the resolution of certain income tax matters related to prior years and lower deferred returns.

Income Tax Expense. The increase in income tax expense for the six months ended June 30, 2011 compared to the same period in the prior year was primarily due to an increase in pre-tax income and an increase in the effective tax rate. The effective tax rate was 35.3% as compared to an effective tax rate of 33.9% for the same period in 2010. The increase in the effective tax rate for 2011 was primarily due to a decrease in the manufacturing deduction in 2011 and a state tax adjustment in 2010, partially offset by the write-off of a deferred tax asset in the first quarter of 2010 due to a change in the tax treatment of the Medicare Part D subsidy due to the passing of health care reform legislation.

Matters Impacting Future Duke Energy Carolinas Results

Duke Energy Carolinas has filed rate cases in North Carolina and South Carolina during 2011. Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2012. These planned rates cases are needed to recover investments in Duke Energy Carolinas’ ongoing infrastructure modernization projects and operating costs. Duke Energy Carolinas’ earnings could be adversely impacted if these rate cases are denied or delayed by either of the state regulatory commissions.

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

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$1,573	$1,626	$(53)
Operating expenses	1,381	2,188	(807)
Gains on sales of other assets and other, net	2	3	(1)

Operating income (loss)	194	(559)	753
Other income and expenses, net	9	14	(5)
Interest expense	51	58	(7)

Income (loss) before income taxes	152	(603)	755
Income tax expense	46	26	20

Net income (loss)	$106	$(629)	$735

The $735 million increase in Duke Energy Ohio’s net income for the six months ended June 30, 2011 compared to June 30, 2010 was primarily due to the following factors:

Operating Revenues. The decrease was primarily driven by:

•	A $161 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels net of higher retail pricing under the ESP in 2011;

•	A $36 million decrease in retail electric revenues resulting from the expiration of the Ohio electric Regulatory Transition Charge for non-residential customers;

•	A $32 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales volumes;

•	A $12 million decrease related to less favorable weather conditions in 2011 compared to 2010; and

•

A $10 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $11 million in 2011 compared to losses of $1 million in 2010;

Partially offsetting these decreases were:

•	A $154 million increase in wholesale electric revenues due to higher generation volumes net of lower pricing and lower margin earned from participation in wholesale auctions in 2011;

•	A $27 million increase in PJM capacity revenues due to higher cleared auction pricing and additional MW participating in the auction in 2011 compared to 2010;

•	A $9 million increase due to higher Midwest Independent Transmission System Operator, Inc. (Midwest ISO) transmission revenue; and

•	A $9 million increase in retail gas revenues from Ohio recovery riders for Accelerated Main Replacement and uncollectible accounts expense.

Operating Expenses. The decrease was primarily driven by:

•

An $828 million decrease in impairment charges primarily related to a $677 million impairment of goodwill and a $160 million impairment of certain generation assets and emission allowances in 2010. See Note 7 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information.

•	An $85 million decrease in retail fuel and purchased power expenses due to lower retail load driven by increased customer switching levels in 2011 compared to 2010;

•	A $33 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced sales volumes;

•	A $27 million decrease in depreciation and amortization costs primarily due to decreased regulatory amortization; and

•

A $21 million decrease in employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina.

Partially offsetting these decreases were:

•	A $111 million increase in wholesale fuel expenses due to higher generation volumes;

•	A $51 million increase in operating and maintenance expenses primarily due to higher maintenance expenses and 2011 storm costs; and

•	A $17 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $3 million in 2011 compared to gains of $14 million in 2010.

PART I

Other Income and Expenses, net. The decrease in 2011 compared to 2010 is primarily attributable to reduced interest income accrued for uncertain income tax positions.

Interest Expense. The decrease was primarily due to reduced interest accrued for uncertain tax positions, post in-service carrying charges related to new projects, and a decrease in debt balances in 2011 compared to 2010.

Income Tax Expense. The increase in income tax expense for the six months ended June 30, 2011 compared to the same period in the prior year is primarily due to an increase in pre-tax income and an increase in the effective tax rate. The effective tax rate in 2011 was 30.4% as compared to an effective tax rate for the same period in 2010 of (4.3)%. The change in the effective tax rate is primarily due to a $677 million non-deductible impairment of goodwill in 2010, as discussed above.

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

Duke Energy Ohio operates under an ESP that expires on December 31, 2011. On June 20, 2011, Duke Energy Ohio filed for approval of its next SSO to replace the existing ESP. The filing seeks approval of an ESP that would last for a term of nine years and five months. The ESP would unbundle generation service by separating capacity (physical assets) from energy (actual output). The capacity component would be paid by all customers through an unavoidable charge, adjusted on an annual basis, with all customers sharing in the net profits from Duke Energy Ohio’s sale of energy and ancillary services. The energy component would be procured through a competitive bidding process and would be avoidable by customers who choose alternative suppliers. The capacity charge would provide for a return of and on investment in Duke Energy Ohio’s generation assets and the cost to acquire capacity to meet reserve margin requirements. Hearings for this filing are scheduled to begin in September 2011. Duke Energy Ohio’s earnings after the expiration of the current ESP could be significantly different than its historical earnings.

The majority of Duke Energy Ohio’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices for periods beginning June 2011 and continuing through May 2014, will be significantly lower than current and historical capacity prices. As a result, Duke Energy Ohio’s operating revenues and EBIT will be negatively impacted through 2014.

On July 6, 2011, the EPA issued the Cross-State Air Pollution Rule (CSAPR) which replaces the Clean Air Interstate Rule (CAIR). See Note 5, “Commitments and Contingencies,” to the Consolidated Financial Statements for a discussion of this rule. Duke Energy Ohio is currently evaluating the effect of the rule on the carrying value of emission allowances held by Commercial Power. Based on the provisions of the CSAPR, Duke Energy Ohio expects to have more SO2 allowances than will be needed to comply with the continuing Clean Air Act (CAA) acid rain cap-and-trade program (excess emission allowances). Duke Energy Ohio expects to incur a pre-tax impairment of approximately $80 million in the third quarter of 2011 to write down the carrying value of excess emission allowances held by Commercial Power to fair value. This current estimate is based on the total allowances held by Commercial Power for compliance under the continuing CAA acid rain cap-and-trade program as of June 30, 2011.

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

	Six Months Ended June 30,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$1,279	$1,189	$90
Operating expenses	1,040	959	81

Operating income	239	230	9
Other income and expenses, net	44	32	12
Interest expense	70	67	3

Income before income taxes	213	195	18
Income tax expense	69	68	1

Net income	$144	$127	$17

The $17 million increase in Duke Energy Indiana’s net income for the six months ended June 30, 2011 compared to June 30, 2010 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $51 million increase in fuel revenues (including the riders for emission allowances) primarily due to increase in fuel rates as a result of higher fuel and purchased power costs; and

•	A $37 million net increase in rate riders, for the Edwardsport IGCC plant that is currently under construction and higher recoveries of demand side management (DSM) costs.

Operating Expenses. The increase was primarily due to:

•	A $52 million increase in fuel costs primarily due to an increase in fuel rates as a result of higher fuel and purchased power costs;

•

An $11 million increase in depreciation and amortization expense primarily due to higher amortization of DSM regulatory assets and increase in production plant base; partially offset by lower amortization of deferred clean coal costs and software;

•

A $10 million increase in operation and maintenance costs primarily due to higher storm and power delivery costs, partially offset by decreased costs associated with the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina; and

•	An $8 million increase in general taxes primarily due to certain property tax true-ups, higher property tax rates in 2011, and increases in gross receipts and payroll taxes.

Other Income and Expenses, net. The increase in 2011 compared to 2010 was primarily attributable to increased AFUDC in 2011 for additional capital spending related to the Edwardsport IGCC plant that is currently under construction.

Income Tax Expense. The increase in income tax expense for the six months ended June 30, 2011 compared to the same period in the prior year was primarily due to an increase in pre-tax income. The effective tax rate was 32.3% as compared to an effective tax rate of 34.9% for the same period in 2010. The decrease in the effective tax rate is primarily due to an increase in AFUDC equity.

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

Operating Cash Flows

Net cash provided by operating activities was $1,717 million for the six months ended June 30, 2011 compared to $2,124 million for the same period in 2010, a decrease in cash provided of $407 million. This change was driven primarily by:

•	Traditional working capital decreased cash provided from operations $430 million, primarily due to an increase in coal inventory.

Investing Cash Flows

Net cash used in investing activities was $1,838 million for the six months ended June 30, 2011 compared to $2,508 million for the same period in 2010, a decrease in cash used of $670 million. This change was driven primarily by:

•	A $500 million decrease in capital and investment expenditures and

•	A $100 million cash inflow in 2011 primarily as a result of the sale of Windstream Corp. stock received in conjunction with the sale of Q-Comm Corporation in December 2010.

Financing Cash Flows and Liquidity

Net cash used in financing activities was $187 million for the six months ended June 30, 2011 compared to $148 million for the same period in 2010, an increase in cash used of $39 million. This change was driven primarily by:

•	A $100 million decrease in proceeds from the issuance of common stock primarily related to the Dividend Reinvestment Plan and other internal plans and

•	A $20 million increase in dividend payments, partially offset by

•	An $80 million increase in proceeds from net issuances of notes payable and commercial paper.

Significant Financing Activities. Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Beginning in the first quarter of 2011, Duke Energy discontinued issuing authorized but unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans.

In April 2011, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC) to sell up to $1 billion (maximum of $500 million of notes outstanding at any particular time) of variable denomination floating rate demand notes, called PremierNotes. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable on Duke Energy’s Condensed Consolidated Balance Sheets.

In May 2011, Duke Energy Carolinas issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 3.90% and mature June 15, 2021. Proceeds from this issuance will be used to fund capital expenditures and for general corporate purposes.

Available Credit Facilities and Restrictive Debt Covenants. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy anticipates that it will begin the process of negotiating a renewal of the master credit facility in the third quarter of 2011. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability to increase or decrease the borrowing sub limits of each borrower, subject to per borrower maximum cap limitations, at any time. See the table below for the borrowing sub limits for each of the borrowers as of June 30, 2011. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

PART I

Master Credit Facility Summary as of June 30, 2011 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total

Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper(d)	—	(300)	—	(150)	(450)
Outstanding Letters of Credit	(28)	(7)	(27)	—	(62)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$1,044	$438	$639	$219	$2,340

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at June 30, 2011. The Duke Energy Ohio sub limit includes $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2011, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Other Issues

Global Climate Change and Other Environmental Protection Agency (EPA) Regulations Recently Published and Under Development.

The EPA has issued and is in various stages of developing several non-greenhouse gas (non-GHG) environmental regulations that will affect Duke Energy registrants, including the final Cross-State Air Pollution Rule (previously referred to as the Transport Rule), and proposed regulations for coal combustion residuals, the Clean Water Act 316(b) and Utility Boiler Maximum Achievable Control Technology (MACT) emission standards. As a group, these final and proposed non-GHG environmental regulations will require the Duke Energy Registrants to install additional environmental controls and may result in the accelerated retirement of some coal-fired units. While the ultimate regulatory requirements for the Duke Energy Registrants from the EPA’s regulatory actions will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed to comply with this group of rules could total $5 billion to $6 billion over the next 10 years. The Duke Energy Registrants may curtail generation from its plants and also expects to incur incremental fuel, purchased power and operation, maintenance, and other expenses in conjunction with the non-GHG EPA regulations. In addition to the planned retirements associated with new generation, the Duke Energy Registrants are evaluating the need to retire additional coal fired generating capacity if it is not economic to bring it into compliance with the EPA’s regulations; retirements could total as much as 3,200 MWs of coal-fired generating capacity. Until the final regulatory requirements are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred and MW to be retired may be materially different from these estimates based on the timing and requirements of the final EPA regulations.

For further information on global climate change and other EPA regulations under development and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

Merger with Progress Energy Inc. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Acquisitions and Dispositions” for information related to Duke Energy’s pending merger with Progress Energy, Inc.

Nuclear Matters. In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. As a result, a Nuclear Regulatory Commission (NRC) special task force initiated a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. The Institute of Nuclear Power Operations (INPO) is leading United States nuclear industry reviews of the Fukushima Daiichi event, and additional reviews by other national and international organizations are ongoing or expected. Such reviews may impact future operations and/or capital requirements at U.S. nuclear facilities, including those owned by Duke Energy Carolinas. These events could also cause increased regulatory review and scrutiny by the NRC which could lead to delays in the process for obtaining required regulatory approvals. See Item 1A, “Risk Factors”, in the 2010 Form 10-K for further discussion of applicable risk factors.

The following discussion of off-balance sheet arrangements and contractual obligations is on a consolidated Duke Energy basis.

Off-Balance Sheet Arrangements

During the six months ended June 30, 2011, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the six months ended June 30, 2011, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I

New Accounting Standards

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of June 30, 2011:

ASC 820—Fair Value Measurements and Disclosures (ASC 820). In May 2011, the FASB amended existing requirements for measuring fair value and for disclosing information about fair value measurements. This revised guidance results in a consistent definition of fair value, as well as common requirements for measurement and disclosure of fair value information between U.S. GAAP and International Financial Reporting Standards (IFRS). In addition, the amendments set forth enhanced disclosure requirements with respect to recurring Level 3 measurements, nonfinancial assets measured or disclosed at fair value, transfers between levels in the fair value hierarchy, and assets and liabilities disclosed but not recorded at fair value. For the Duke Energy Registrants, the revised fair value measurement guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2012. Duke Energy is currently evaluating the potential impact of the adoption of this revised guidance and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows, or financial position.

ASC 220—Comprehensive Income (ASC 220). In June 2011, the FASB amended the existing requirements for presenting comprehensive income in financial statements primarily to increase the prominence of items reported in other comprehensive income (OCI) and to facilitate the convergence of U.S. GAAP and IFRS. Specifically, the revised guidance eliminates the option currently provided under existing requirements to present components of OCI as part of the statement of changes in stockholders’ equity. Accordingly, all non-owner changes in stockholders’ equity will be required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. For the Duke Energy Registrants, this revised guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2012. Early adoption of this revised guidance is permitted.

Subsequent Events

For information on subsequent events related to acquisitions, regulatory matters, commitments and contingencies and intangibles, see Note 3, “Acquisitions and Sales of Other Assets,” Note 4, “Regulatory Matters,” Note 5, “Commitments and Contingencies,” and Note 7, “Goodwill, Intangible Assets and Impairments,” to the Unaudited Condensed Consolidated Financial Statements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2011 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2011, see Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies” under the heading “Litigation.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for Second Quarter of 2011

There were no issuer purchases of equity securities during the second quarter of 2011.

Item 4. Removed and Reserved.

PART II

Item 6. Exhibits

(a) Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

*12	Computation of Ratio of Earnings to Fixed Charges	X

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

*31.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

*31.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*31.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*32.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*32.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*101	Financials in XBRL Format.	X	X	X	X

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission (SEC), to furnish copies of any or all of such instruments to it.

PART II

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: August 8, 2011	/S/ LYNN J. GOOD
Lynn J. Good Chief Financial Officer

Date: August 8, 2011	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller