Form 10-Q
period 2011-09-30
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2011-11-08
CIK 20290, 30371, 81020, 1326160

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states of incorporation	IRS Employer Identification No.
1-32853	DUKE ENERGY CORPORATION 550 South Tryon Street Charlotte, NC 28202-4200 704-594-6200 State of Incorporation: Delaware	20-2777218

1-4928	DUKE ENERGY CAROLINAS, LLC 526 South Church Street Charlotte, NC 28202-4200 704-594-6200 State of Incorporation: North Carolina	56-0205520

1-1232	DUKE ENERGY OHIO, INC. 139 East Fourth Street Cincinnati, OH 45202 704-594-6200 State of Incorporation: Ohio	31-0240030

1-3543	DUKE ENERGY INDIANA, INC. 1000 East Main Street Plainfield, IN 46168 704-594-6200 State of Incorporation: Indiana	35-0594457

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

Duke Energy    Yes  ☐    No  ☒

Duke Energy Carolinas    Yes  ☐    No  ☒

Duke Energy Ohio    Yes  ☐    No  ☒

Duke Energy Indiana    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of November 4, 2011 Registrant	Description	Shares

Duke Energy	Common Stock, par value $0.001	1,332,733,321

Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.

Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.

Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

INDEX

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2011

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	3

	Duke Energy Corporation (Duke Energy)

	Unaudited Condensed Consolidated Statements of Operations	3

	Unaudited Condensed Consolidated Balance Sheets	4

	Unaudited Condensed Consolidated Statements of Cash Flows	6

	Unaudited Condensed Consolidated Statements of Equity and Comprehensive Income	7

	Duke Energy Carolinas, LLC (Duke Energy Carolinas)

	Unaudited Condensed Consolidated Statements of Operations	8

	Unaudited Condensed Consolidated Balance Sheets	9

	Unaudited Condensed Consolidated Statements of Cash Flows	11

	Unaudited Condensed Consolidated Statements of Member’s Equity and Comprehensive Income	12

	Duke Energy Ohio, Inc. (Duke Energy Ohio)

	Unaudited Condensed Consolidated Statements of Operations	13

	Unaudited Condensed Consolidated Balance Sheets	14

	Unaudited Condensed Consolidated Statements of Cash Flows	16

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income (Loss)	17

	Duke Energy Indiana, Inc. (Duke Energy Indiana)

	Unaudited Condensed Consolidated Statements of Operations	18

	Unaudited Condensed Consolidated Balance Sheets	19

	Unaudited Condensed Consolidated Statements of Cash Flows	21

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income	22

	Combined Notes to Unaudited Condensed Consolidated Financial Statements for Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana	23

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	89

3.	Quantitative and Qualitative Disclosures About Market Risk	105

4.	Controls and Procedures	105

PART II. OTHER INFORMATION

1.	Legal Proceedings	106

1A.	Risk Factors	106

2.	Unregistered Sales of Equity Securities and Use of Proceeds	106

6.	Exhibits	107

	Signatures	109

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements, which are intended to cover Duke Energy and the applicable Duke Energy Registrants, are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1. Financial Statements

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues
Regulated electric	$3,016	$3,077	$8,165	$8,233
Non-regulated electric, natural gas, and other	867	791	2,586	2,159
Regulated natural gas	81	78	410	435

Total operating revenues	3,964	3,946	11,161	10,827

Operating Expenses
Fuel used in electric generation and purchased power—regulated	957	990	2,603	2,598
Fuel used in electric generation and purchased power—non-regulated	383	335	1,147	895
Cost of natural gas and coal sold	48	36	262	272
Operation, maintenance and other	866	881	2,705	2,724
Depreciation and amortization	455	447	1,346	1,329
Property and other taxes	183	182	538	538
Goodwill and other impairment charges	300	44	309	700

Total operating expenses	3,192	2,915	8,910	9,056

(Losses) Gains on Sales of Other Assets and Other, net	(5)	2	9	9

Operating Income	767	1,033	2,260	1,780

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	43	21	123	86
(Losses) gains on sales of unconsolidated affiliates	(3)	(1)	11	(3)
Other income and expenses, net	83	116	297	297

Total other income and expenses	123	136	431	380

Interest Expense	213	202	635	624

Income From Continuing Operations Before Income Taxes	677	967	2,056	1,536
Income Tax Expense from Continuing Operations	208	301	633	643

Income From Continuing Operations	469	666	1,423	893
Income From Discontinued Operations, net of tax	1	—	1	1

Net Income	470	666	1,424	894
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(2)	(4)	6	1

Net Income Attributable to Duke Energy Corporation	$472	$670	$1,418	$893

Earnings Per Share—Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.35	$0.51	$1.06	$0.68
Diluted	$0.35	$0.51	$1.06	$0.68
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—	$—	$—
Diluted	$—	$—	$—	$—
Net income attributable to Duke Energy Corporation common shareholders
Basic	$0.35	$0.51	$1.06	$0.68
Diluted	$0.35	$0.51	$1.06	$0.68
Dividends declared per share	$—	$—	$0.74	$0.725
Weighted-average shares outstanding
Basic	1,332	1,320	1,331	1,315
Diluted	1,333	1,322	1,332	1,316

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$2,032	$1,670
Short-term investments	146	—
Receivables (net of allowance for doubtful accounts of $35 at September 30, 2011 and $34 at December 31, 2010)	764	855
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $39 at September 30, 2011 and $34 at December 31, 2010)	1,152	1,302
Inventory	1,421	1,318
Other	758	1,078

Total current assets	6,273	6,223

Investments and Other Assets
Investments in equity method unconsolidated affiliates	459	444
Nuclear decommissioning trust funds	1,924	2,014
Goodwill	3,847	3,858
Intangibles, net	371	467
Notes receivable	59	42
Restricted other assets of variable interest entities	176	139
Other	2,236	2,300

Total investments and other assets	9,072	9,264

Property, Plant and Equipment
Cost	59,861	57,597
Cost, variable interest entities	921	942
Less accumulated depreciation and amortization	18,905	18,195

Net property, plant and equipment	41,877	40,344

Regulatory Assets and Deferred Debits
Deferred debt expense	232	246
Regulatory assets related to income taxes	843	780
Other	2,479	2,233

Total regulatory assets and deferred debits	3,554	3,259

Total Assets	$60,776	$59,090

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	September 30, 2011	December 31, 2010
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,080	$1,587
Notes payable	480	—
Non-recourse notes payable of variable interest entities	275	216
Taxes accrued	438	412
Interest accrued	269	237
Current maturities of long-term debt	1,527	275
Other	1,046	1,170

Total current liabilities	5,115	3,897

Long-term Debt	16,625	16,959

Non-recourse Long-term Debt of Variable Interest Entities	959	976

Deferred Credits and Other Liabilities
Deferred income taxes	7,466	6,978
Investment tax credits	377	359
Asset retirement obligations	1,905	1,816
Other	5,430	5,452

Total deferred credits and other liabilities	15,178	14,605

Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,332 million and 1,329 million shares outstanding at September 30, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	21,061	21,023
Retained earnings	1,920	1,496
Accumulated other comprehensive income	(188)	2

Total Duke Energy Corporation shareholders’ equity	22,794	22,522
Noncontrolling interests	105	131

Total equity	22,899	22,653

Total Liabilities and Equity	$60,776	$59,090

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$1,424	$894
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	1,508	1,481
Equity component of AFUDC	(193)	(173)
Severance expense	—	77
Gains on sales of other assets	(19)	(10)
Impairment of goodwill and other long-lived assets	309	703
Deferred income taxes	526	527
Equity in earnings of unconsolidated affiliates	(123)	(86)
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	37	44
Receivables	115	87
Inventory	(87)	289
Other current assets	248	123
Increase (decrease) in
Accounts payable	(455)	(100)
Taxes accrued	30	(76)
Other current liabilities	(172)	(94)
Other assets	91	30
Other liabilities	(212)	(55)

Net cash provided by operating activities	3,027	3,661

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,990)	(3,481)
Investment expenditures	(36)	(61)
Acquisitions	(50)	—
Purchases of available-for-sale securities	(2,409)	(1,742)
Proceeds from sales and maturities of available-for-sale securities	2,313	1,773
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	115	8
Purchases of emission allowances	(6)	(11)
Sales of emission allowances	8	20
Change in restricted cash	(19)	(29)
Other	4	(2)

Net cash used in investing activities	(3,070)	(3,525)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	1,015	2,450
Issuance of common stock related to employee benefit plans	13	215
Payments for the redemption of long-term debt	(179)	(1,599)
Notes payable and commercial paper	537	16
Distributions to noncontrolling interests	(19)	(5)
Dividends paid	(994)	(957)
Other	32	10

Net cash provided by financing activities	405	130

Net increase in cash and cash equivalents	362	266
Cash and cash equivalents at beginning of period	1,670	1,542

Cash and cash equivalents at end of period	$2,032	$1,808

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$276	$524
Debt associated with the consolidation of variable interest entities	$—	$342

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net (Losses) Gains on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2009	1,309	$1	$20,661	$1,460	$17	$(22)	$(31)	$(336)	$21,750	$136	$21,886

Net income	—	—	—	893	—	—	—	—	893	1	894
Other comprehensive income
Foreign currency translation adjustments	—	—	—	—	58	—	—	—	58	(1)	57
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	—	—	—	19	19	—	19
Net unrealized loss on cash flow hedges(b)	—	—	—	—	—	(9)	—	—	(9)	—	(9)
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	2	—	—	2	—	2
Unrealized gain on investments in auction rate securities(d)	—	—	—	—	—		8	—	8	—	8

Total comprehensive income									971	—	971
Common stock issuances, including dividend reinvestment and employee benefits	15	—	251	—	—	—	—	—	251	—	251
Common stock dividends	—	—	—	(957)	—	—	—	—	(957)	—	(957)
Changes in noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(2)	(2)

Balance at September 30, 2010	1,324	$1	$20,912	$1,396	$75	$(29)	$(23)	$(317)	$22,015	$134	$22,149

Balance at December 31, 2010	1,329	$1	$21,023	$1,496	$97	$(18)	$(17)	$(60)	$22,522	$131	$22,653

Net income	—	—	—	1,418	—	—	—	—	1,418	6	1,424
Other Comprehensive income									—
Foreign currency translation adjustments	—	—	—	—	(142)	—	—	—	(142)	(8)	(150)
Pension and OPEB related adjustments to AOCI(a)	—	—	—	—	—	—	—	(6)	(6)	—	(6)
Net unrealized loss on cash flow hedges(b)	—	—	—	—	—	(52)	—	—	(52)	—	(52)
Reclassification into earnings from cash flow hedges(c)	—	—	—	—	—	3	—	—	3	—	3
Unrealized gain on investments of auction rate securities(d)	—	—	—	—	—	—	7	—	7	—	7

Total comprehensive income									1,228	(2)	1,226
Common stock issuances, including dividend reinvestment and employee benefits	3	—	38	—	—	—	—	—	38	—	38
Common stock dividends	—	—	—	(994)	—	—	—	—	(994)	—	(994)
Changes in noncontrolling interest in subsidiaries(e)	—	—	—	—	—	—	—	—	—	(24)	(24)

Balance at September 30, 2011	1,332	$1	$21,061	$1,920	$(45)	$(67)	$(10)	$(66)	$22,794	$105	$22,899

(a)	Net of $3 tax benefit in 2011 and $5 tax expense in 2010.
(b)	Net of $28 tax benefit in 2011 and $3 tax benefit in 2010.
(c)	Net of $1 tax expense in 2011 and insignificant tax benefit in 2010.
(d)	Net of $6 tax expense in 2011 and $4 tax expense in 2010.
(e)	Includes $19M in cash distributions to noncontrolling interests

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues-Regulated Electric	$1,868	$1,877	$5,027	$4,935

Operating Expenses
Fuel used in electric generation and purchased power	577	594	1,557	1,506
Operation, maintenance and other	447	471	1,377	1,401
Depreciation and amortization	210	200	601	585
Property and other taxes	94	93	259	269

Total operating expenses	1,328	1,358	3,794	3,761

Gains on Sales of Other Assets and Other, net	1	2	2	7

Operating Income	541	521	1,235	1,181
Other Income and Expenses, net	47	51	139	163
Interest Expense	93	95	264	271

Income Before Income Taxes	495	477	1,110	1,073
Income Tax Expense	184	162	401	364

Net Income	$311	$315	$709	$709

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$318	$153
Receivables (net of allowance for doubtful accounts of $3 at September 30, 2011 and December 31, 2010)	825	669
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at September 30, 2011 and December 31, 2010)	637	637
Inventory	757	716
Other	283	398

Total current assets	2,820	2,573

Investments and Other Assets
Nuclear decommissioning trust funds	1,924	2,014
Other	1,026	1,119

Total investments and other assets	2,950	3,133

Property, Plant and Equipment
Cost	32,623	31,191
Less accumulated depreciation and amortization	11,458	11,126

Net property, plant and equipment	21,165	20,065

Regulatory Assets and Deferred Debits
Deferred debt expense	161	169
Regulatory assets related to income taxes	661	601
Other	1,080	847

Total regulatory assets and deferred debits	1,902	1,617

Total Assets	$28,837	$27,388

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	September 30, 2011	December 31, 2010
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$545	$856
Taxes accrued	132	114
Interest accrued	148	109
Current maturities of long-term debt	757	8
Other	468	485

Total current liabilities	2,050	1,572

Long-term Debt	7,216	7,462

Non-recourse Long-term Debt of Variable Interest Entities	300	300

Deferred Credits and Other Liabilities
Deferred income taxes	4,530	3,988
Investment tax credits	226	205
Accrued pension and other post-retirement benefits	237	242
Asset retirement obligations	1,814	1,728
Other	2,836	2,975

Total deferred credits and other liabilities	9,643	9,138

Commitments and Contingencies
Member’s Equity
Member’s Equity	9,647	8,938
Accumulated other comprehensive loss	(19)	(22)

Total member’s equity	9,628	8,916

Total Liabilities and Member’s Equity	$28,837	$27,388

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$709	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	752	730
Equity component of AFUDC	(125)	(129)
Severance expense	—	61
Gains on sales of other assets and other, net	(2)	(7)
Deferred income taxes	498	260
Accrued pension and other post-retirement benefit costs	25	26
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	2	—
Receivables	96	(37)
Inventory	(25)	217
Other current assets	122	(1)
Increase (decrease) in
Accounts payable	(288)	42
Taxes accrued	18	4
Other current liabilities	(34)	(50)
Other assets	25	26
Other liabilities	(206)	(117)

Net cash provided by operating activities	1,567	1,734

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,604)	(1,737)
Purchases of available-for-sale securities	(1,598)	(871)
Proceeds from sales and maturities of available-for-sale securities	1,561	845
Sales of emission allowances	2	7
Change in restricted cash	2	7
Notes due from affiliate	(250)	267
Other	(9)	(8)

Net cash used in investing activities	(1,896)	(1,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	499	692
Payments for the redemption of long-term debt	(2)	(602)
Distribution to parent	—	(350)
Other	(3)	(4)

Net cash provided by (used in) financing activities	494	(264)

Net increase (decrease) in cash and cash equivalents	165	(20)
Cash and cash equivalents at beginning of period	153	394

Cash and cash equivalents at end of period	$318	$374

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$122	$212

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

		Accumulated Other Comprehensive (Loss) Income
	Member’s Equity	Net (Losses) Gains on Cash Flow Hedges	Other	Total
Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271

Net income	709	—	—	709
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	2	—	2
Unrealized gain on investments in auction rate securities(b)	—	—	2	2

Total comprehensive income				713
Distribution to parent	(350)	—	—	(350)

Balance at September 30, 2010	$8,663	$(22)	$(7)	$8,634

Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916

Net income	709	—	—	709
Other comprehensive income				—
Reclassification into earnings from cash flow hedges(a)		3	—	3

Total comprehensive income				712

Balance at September 30, 2011	$9,647	$(17)	$(2)	$9,628

(a)	Net of $1 tax expense in 2011 and 2010.
(b)	Net of $1 tax expense in 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues
Regulated electric	$442	$520	$1,175	$1,449
Non-regulated electric and other	315	325	825	664
Regulated natural gas	81	78	411	436

Total operating revenues	838	923	2,411	2,549

Operating Expenses
Fuel used in electric generation and purchased power—regulated	111	140	299	410
Fuel used in electric generation and purchased power—non-regulated	189	138	500	319
Cost of natural gas and coal sold	12	13	153	191
Operation, maintenance and other	186	191	606	577
Depreciation and amortization	83	97	259	300
Property and other taxes	64	65	200	198
Goodwill and other impairment charges	79	—	88	837

Total operating expenses	724	644	2,105	2,832

Gains on Sales of Other Assets and Other, net	2	—	4	3

Operating Income (Loss)	116	279	310	(280)
Other Income and Expenses, net	8	8	17	22
Interest Expense	27	26	78	84

Income (Loss) Before Income Taxes	97	261	249	(342)
Income Tax Expense	46	85	92	111

Net Income (Loss)	$51	$176	$157	$(453)

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$216	$228
Receivables (net of allowance for doubtful accounts of $16 at September 30, 2011 and $18 at December 31, 2010)	497	888
Inventory	283	254
Other	149	121

Total current assets	1,145	1,491

Investments and Other Assets
Goodwill	921	921
Intangibles, net	148	248
Other	55	62

Total investments and other assets	1,124	1,231

Property, Plant and Equipment
Cost	10,516	10,259
Less accumulated depreciation and amortization	2,579	2,411

Net property, plant and equipment	7,937	7,848

Regulatory Assets and Deferred Debits
Deferred debt expense	21	23
Regulatory assets related to income taxes	74	78
Other	358	353

Total regulatory assets and deferred debits	453	454

Total Assets	$10,659	$11,024

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	September 30, 2011	December 31, 2010
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$295	$467
Taxes accrued	155	153
Interest accrued	33	22
Current maturities of long-term debt	507	7
Other	92	99

Total current liabilities	1,082	748

Long-term Debt	2,051	2,557

Deferred Credits and Other Liabilities
Deferred income taxes	1,802	1,640
Investment tax credits	8	9
Accrued pension and other post-retirement benefit costs	188	207
Asset retirement obligations	28	27
Other	364	372

Total deferred credits and other liabilities	2,390	2,255

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at September 30, 2011 and December 31, 2010	762	762
Additional paid-in capital	5,085	5,570
Retained deficit	(689)	(846)
Accumulated other comprehensive loss	(22)	(22)

Total common stockholder’s equity	5,136	5,464

Total Liabilities and Common Stockholder’s Equity	$10,659	$11,024

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$157	$(453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	261	301
Severance expense	—	23
Gains on sales of other assets and other, net	(4)	(3)
Impairment of goodwill and other long-lived assets	88	837
Deferred income taxes	165	28
Accrued pension and other post-retirement benefit costs	11	11
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	15	(34)
Receivables	170	56
Inventory	(29)	1
Other current assets	(35)	66
Increase (decrease) in
Accounts payable	(150)	(217)
Taxes accrued	2	(2)
Other current liabilities	18	(17)
Other assets	9	15
Other liabilities	(55)	(31)

Net cash provided by operating activities	623	581

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(344)	(242)
Purchases of emission allowances	(5)	(10)
Sales of emission allowances	6	10
Notes due from affiliate	221	(113)
Change in restricted cash	(18)	—
Other	(3)	—

Net cash used in investing activities	(143)	(355)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	7
Payments for the redemption of long-term debt	(7)	(7)
Notes payable and commercial paper	—	(12)
Dividends to parent	(485)	—

Net cash used in financing activities	(492)	(12)

Net (decrease) increase in cash and cash equivalents	(12)	214
Cash and cash equivalents at beginning of period	228	127

Cash and cash equivalents at end of period	$216	$341

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$18	$92

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898

Net loss	—	—	(453)	—	—	(453)
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	—	(1)
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	1	1

Total comprehensive loss						(453)

Balance at September 30, 2010	$762	$5,570	$(858)	$—	$(29)	$5,445

Balance at December 31, 2010	$762	$5,570	$(846)	$—	$(22)	$5,464

Net income and total comprehensive income			157			157
Dividends to parent		(485)				(485)

Balance at September 30, 2011	$762	$5,085	$(689)	$—	$(22)	$5,136

(a)	Net of insignificant tax benefit in 2010.
(b)	Net of insignificant tax expense in 2010.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Operating Revenues-Regulated Electric	$718	$694	$1,997	$1,883

Operating Expenses
Fuel used in electric generation and purchased power	270	256	748	682
Operation, maintenance and other	148	131	472	445
Depreciation and amortization	100	95	297	281
Property and other taxes	20	19	61	52
Impairment charges	222	44	222	44

Total operating expenses	760	545	1,800	1,504

Operating (Loss) Income	(42)	149	197	379

Other Income and Expenses, net	26	19	70	51
Interest Expense	34	32	104	99

(Loss) Income Before Income Taxes	(50)	136	163	331
Income Tax (Benefit) Expense	(19)	44	50	112

Net (Loss) Income	$(31)	$92	$113	$219

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	September 30, 2011	December 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$21	$54
Receivables (net of allowance for doubtful accounts of $1 at both September 30, 2011 and December 31, 2010)	223	431
Inventory	283	267
Other	35	85

Total current assets	562	837

Investments and Other Assets
Intangibles, net	53	64
Other	120	126

Total investments and other assets	173	190

Property, Plant and Equipment
Cost	11,711	11,213
Less accumulated depreciation and amortization	3,445	3,341

Net property, plant and equipment	8,266	7,872

Regulatory Assets and Deferred Debits
Deferred debt expense	40	43
Regulatory assets related to income taxes	108	101
Other	614	588

Total regulatory assets and deferred debits	762	732

Total Assets	$9,763	$9,631

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	September 30, 2011	December 31, 2010
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$277	$314
Notes payable	14	—
Taxes accrued	122	45
Interest accrued	49	47
Current maturities of long-term debt	13	11
Other	90	99

Total current liabilities	565	516

Long-term Debt	3,456	3,461

Deferred Credits and Other Liabilities
Deferred income taxes	881	973
Investment tax credits	143	145
Accrued pension and other post-retirement benefit costs	261	270
Asset retirement obligations	47	46
Other	731	653

Total deferred credits and other liabilities	2,063	2,087

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at September 30, 2011 and December 31, 2010	1	1
Additional paid-in capital	1,358	1,358
Retained earnings	2,313	2,200
Accumulated other comprehensive income	7	8

Total common stockholder’s equity	3,679	3,567

Total Liabilities and Common Stockholder’s Equity	$9,763	$9,631

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Nine Months Ended September 30,
	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$113	$219
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301	285
Equity component of AFUDC	(64)	(40)
Severance expense	—	26
Impairment charges	222	44
Deferred income taxes and investment tax credit amortization	(67)	82
Accrued pension and other post-retirement benefit costs	16	18
(Increase) decrease in
Receivables	97	(2)
Inventory	(17)	66
Other current assets	18	8
Increase (decrease) in
Accounts payable	(35)	(98)
Taxes accrued	76	1
Other current liabilities	(9)	(21)
Other assets	19	4
Other liabilities	(47)	(38)

Net cash provided by operating activities	623	554

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(783)	(922)
Purchases of available-for-sale securities	(7)	(17)
Proceeds from sales and maturities of available-for-sale securities	5	19
Purchases of emission allowances	—	(1)
Sales of emission allowances	1	3
Notes due from affiliate	115	(160)
Change in restricted cash	6	(5)
Other	(3)	—

Net cash used in investing activities	(666)	(1,083)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	571
Payments for the redemption of long-term debt	(4)	(197)
Notes payable to affiliate	14	—
Capital contribution from parent	—	350
Other	—	(3)

Net cash provided by financing activities	10	721

Net (decrease) increase in cash and cash equivalents	(33)	192
Cash and cash equivalents at beginning of period	54	20

Cash and cash equivalents at end of period	$21	$212

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$127	$155

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income (Loss)
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2009	$1	$1,008	$1,915	$10	$2,934

Net income	—	—	219	—	219
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(2)	(2)

Total comprehensive income					217
Capital contribution from parent	—	350	—	—	350

Balance at September 30, 2010	$1	$1,358	$2,134	$8	$3,501

Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567

Net income	—	—	113	—	113
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)				(1)	(1)

Total comprehensive income	—	—	—		112

Balance at September 30, 2011	$1	$1,358	$2,313	$7	$3,679

(a)	Net of $1 tax benefit in 2011 and 2010.

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

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements

Index to Combined Notes To Unaudited Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Registrant	Applicable Notes
Duke Energy Corporation	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 18, 19, 20

Duke Energy Carolinas, LLC	1, 2, 4, 5, 6, 8, 9, 10, 11, 14, 15, 16, 17, 18, 19, 20

Duke Energy Ohio, Inc.	1, 2, 3, 4, 5, 6, 7, 8, 9, 11, 14, 15, 16, 17, 18, 19, 20

Duke Energy Indiana, Inc.	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 14, 15, 16, 17, 18, 19, 20

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

Duke Energy Ohio is a wholly-owned subsidiary of Cinergy Corp. (Cinergy), which is a wholly-owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly-owned subsidiary Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity and the sale of and/or transportation of natural gas. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC. Duke Energy Ohio applies regulatory accounting treatment to substantially all of the operations of its U.S. Franchised Electric and Gas operating segment and to certain rate riders associated with retail generation of its Commercial Power operating segment. See Note 2 for information about business segments.

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

See Note 3 for information regarding Duke Energy’s pending merger with Progress Energy, Inc (Progress Energy).

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

At September 30, 2011 and December 31, 2010, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Condensed Consolidated Balance Sheets as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Duke Energy	$599	$751
Duke Energy Carolinas	265	322
Duke Energy Ohio(a)	46	54
Duke Energy Indiana	6	12

(a)	Primarily relates to wholesale sales within the Commercial Power segment.

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, a portion of their retail and wholesale accounts receivable to Cinergy Receivables. These transfers meet sales/derecognition criteria and therefore, Duke Energy Ohio and Duke Energy Indiana, account for the transfers of receivables to Cinergy Receivables as sales, and accordingly the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Amounts for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to Cinergy Receivables at September 30, 2011 and December 31, 2010 were as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Duke Energy Ohio	$61	$112
Duke Energy Indiana	98	125

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

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power and natural gas outside the U.S. It conducts operations primarily through Duke Energy International, LLC (Duke Energy International) and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25% interest in National Methanol Company, located in Saudi Arabia, which is a large regional producer of methanol and methyl tertiary butyl ether.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2011
USFE&G(a)	$2,917	$9	$2,926	$721	$352
Commercial Power	684	3	687	67	56
International Energy	360	—	360	168	23

Total reportable segments	3,961	12	3,973	956	431
Other	3	11	14	(74)	24
Eliminations	—	(23)	(23)	—	—
Interest expense	—	—	—	(213)	—
Interest income and other(d)	—	—	—	7	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	1	—

Total consolidated	$3,964	$—	$3,964	$677	$455

Three Months Ended September 30, 2010
USFE&G(a)	$2,934	$10	$2,944	$946	$350
Commercial Power	736	1	737	188	54
International Energy	273	—	273	110	21

Total reportable segments	3,943	11	3,954	1,244	425
Other(c)	3	14	17	(100)	22
Eliminations	—	(25)	(25)	—	—
Interest expense	—	—	—	(202)	—
Interest income and other(d)	—	—	—	25	—

Total consolidated	$3,946	$—	$3,946	$967	$447

Nine Months Ended September 30, 2011
USFE&G(a)	$8,131	$27	$8,158	$2,052	$1,032
Commercial Power	1,918	8	1,926	217	173
International Energy	1,114	—	1,114	527	66

Total reportable segments	11,163	35	11,198	2,796	1,271
Other	(2)	36	34	(176)	75
Eliminations	—	(71)	(71)	—	—
Interest expense	—	—	—	(635)	—
Interest income and other(d)	—	—	—	53	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	18	—

Total consolidated	$11,161	$—	$11,161	$2,056	$1,346

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT / Consolidated Income From Continuing Operations Before Income Taxes	Depreciation and Amortization
	(in millions)
Nine Months Ended September 30, 2010
USFE&G(a)	$8,017	$25	$8,042	$2,361	$1,033
Commercial Power(b)	1,850	6	1,856	(287)	167
International Energy	919	—	919	376	63

Total reportable segments	10,786	31	10,817	2,450	1,263
Other(c)	41	41	82	(368)	66
Eliminations	—	(72)	(72)	—	—
Interest expense	—	—	—	(624)	—
Interest income and other(d)	—	—	—	62	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	16	—

Total consolidated	$10,827	$—	$10,827	$1,536	$1,329

(a)	As discussed in Note 4, Duke Energy recorded a pre-tax charge of $222 million in the third quarter of 2011 and a $44 million pre-tax charge in the third quarter of 2010 related to the Edwardsport IGCC project.
(b)	As discussed in Note 7, in the second quarter of 2010, Commercial Power recorded impairment charges of $660 million, which consisted of a $500 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets.
(c)	During the three and nine months ended September 30, 2010, Other recorded a $20 million and $164 million expense, respectively, related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina (See Note 15).
(d)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	September 30, 2011	December 31, 2010
	(in millions)
USFE&G	$46,827	$45,210
Commercial Power	6,739	6,704
International Energy	4,379	4,310

Total reportable segments	57,945	56,224
Other	2,730	2,845
Reclassifications(a)	101	21

Total consolidated assets	$60,776	$59,090

(a)	Primarily represents reclassification of federal tax balances in consolidation.

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

Business Segment Data

	Segment EBIT/ Consolidated Income Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Franchised Electric	$627	$654	$1,486	$1,567

Total reportable segment	627	654	1,486	1,567
Other(a)	(40)	(85)	(121)	(244)
Interest expense	(93)	(95)	(264)	(271)
Interest income	1	3	9	21

Total consolidated	$495	$477	$1,110	$1,073

(a)	During the three and nine months ended September 30, 2010, Other recorded a $13 million and a $98 million expense, respectively, related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina (See Note 15).

Unaffiliated Revenues

For the three and nine months ended September 30, 2011 and 2010, substantially all of Duke Energy Carolinas’ revenues are from its Franchised Electric operating segment. There were no intersegment revenues for the three and nine months ended September 30, 2011 and 2010.

Depreciation and Amortization

For the three and nine months ended September 30, 2011 and 2010, substantially all of Duke Energy Carolinas’ depreciation and amortization are from its Franchised Electric operating segment.

Segment Assets

At September 30, 2011 and December 31, 2010, substantially all of Duke Energy Carolinas’ assets are owned by its Franchised Electric operating segment.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Business Segment Data

	Unaffiliated Revenues (a)	Segment EBIT/ Consolidated Income (Loss) Before Income Taxes	Depreciation and Amortization
	(in millions)
Three Months Ended September 30, 2011
Franchised Electric and Gas	$333	$93	$42
Commercial Power	505	44	41

Total reportable segments	838	137	83
Other	—	(16)	—
Interest expense	—	(27)	—
Interest income and other	—	3	—

Total consolidated	$838	$97	$83

Three Months Ended September 30, 2010
Franchised Electric and Gas	$367	$102	$56
Commercial Power(c)	556	196	41

Total reportable segments	923	298	97
Other	—	(19)	—
Interest expense	—	(26)	—
Interest income and other	—	8	—

Total consolidated	$923	$261	$97

Nine Months Ended September 30, 2011
Franchised Electric and Gas	$1,112	$251	$133
Commercial Power	1,299	118	126

Total reportable segments	2,411	369	259
Other	—	(52)	—
Interest expense	—	(78)	—
Interest income and other	—	10	—

Total consolidated	$2,411	$249	$259

Nine Months Ended September 30, 2010
Franchised Electric and Gas(b)	$1,204	$69	$168
Commercial Power(c)	1,345	(273)	132

Total reportable segments	2,549	(204)	300
Other	—	(71)	—
Interest expense	—	(84)	—
Interest income and other	—	17	—

Total consolidated	$2,549	$(342)	$300

(a)	There was an insignificant amount of intersegment revenues for the three and nine months ended September 30, 2011 and 2010.
(b)	In the second quarter of 2010, Franchised Electric and Gas recorded a goodwill impairment charge of $216 million related to the Ohio Transmission and Distribution (Ohio T&D) reporting unit. This impairment charge was not applicable to Duke Energy. See Note 7 for additional information.
(c)	As discussed in Note 7, in the second quarter of 2010, Commercial Power recorded impairment charges of $621 million, which consisted of a $461 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Segment Assets

	September 30, 2011	December 31, 2010
	(in millions)
Franchised Electric and Gas	$6,210	$6,258
Commercial Power	4,573	4,821

Total reportable segments	10,783	11,079
Other	162	192
Eliminations and reclassifications	(286)	(247)

Total consolidated assets	$10,659	$11,024

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

Business Segment Data

	Segment EBIT/Consolidated (Loss)/Income Before Income Taxes
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Franchised Electric(a)	$(6)	$178	$295	$484

Total reportable segment	(6)	178	295	484
Other	(13)	(15)	(39)	(65)
Interest expense	(34)	(32)	(104)	(99)
Interest income and other	3	5	11	11

Total consolidated	$(50)	$136	$163	$331

(a)	As discussed in Note 4, Duke Energy Indiana recorded a pre-tax charge of $222 million in the third quarter of 2011 and a $44 million pre-tax charge in the third quarter of 2010 related to the Edwardsport IGCC project.

Unaffiliated Revenues

For the three and nine months ended September 30, 2011 and 2010, substantially all of Duke Energy Indiana’s revenues are from its Franchised Electric operating segment. There were no intersegment revenues for the three and nine months ended September 30, 2011 and 2010.

Depreciation and Amortization

For the three and nine months ended September 30, 2011 and 2010, substantially all of Duke Energy Indiana’s depreciation and amortization are from its Franchised Electric operating segment.

Segment Assets

At September 30, 2011 and December 31, 2010, all of Duke Energy Indiana’s assets are owned by its Franchised Electric operating segment.

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

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be cancelled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be cancelled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at September 30, 2011, Duke Energy would issue 771 million shares of common stock to convert the Progress Energy common shares in the merger under the unadjusted exchange ratio of 2.6125. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at September 30, 2011, Duke Energy would issue 257 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on September 30, 2011, the transaction would be valued at $15.4 billion and would result in incremental recorded goodwill to Duke Energy of $9.3 billion, according to current estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $15.1 billion based on the approximate fair value of Progress Energy’s outstanding indebtedness at September 30, 2011. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the FERC, the Federal Communications Commission (FCC), the NRC, the NCUC, and the KPSC. Duke Energy and Progress Energy also are seeking review of the merger by the PSCSC and approval of the joint dispatch agreement by the PSCSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public services commissions in those states on the merger, as applicable and as required. The status of these matters is as follows:

•

On March 17, 2011, Duke Energy filed an initial registration statement on Form S-4 with the Securities and Exchange Commission (SEC) for shares to be issued to consummate the merger with Progress Energy. On July 7, 2011, the Form S-4 was declared effective by the SEC, and the joint proxy statement/prospectus contained in the Form S-4 was mailed to the shareholders of both companies thereafter. On August 23, 2011, Duke Energy and Progress Energy shareholders approved the proposed merger. In addition, Duke Energy shareholders approved a 1-for-3 reverse stock split.

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

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application and joint dispatch agreement with the NCUC. On September 2, 2011, Duke Energy, Progress Energy and the NC Public Staff filed a settlement agreement with the NCUC. Under the settlement agreement, the companies will guarantee North Carolina customers their allocable share of $650 million in savings related to fuel and joint dispatch of generation assets over the first five years after the merger closes, continue community financial support for a minimum of four years, contribute to weatherization efforts of low-income customers and workforce development and agree not to recover direct merger-related costs. A public hearing occurred September 20-22, 2011 and proposed orders and/or briefs must be filed by November 14, 2011.

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application with the KPSC. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Attorney General. A public hearing occurred on July 8, 2011. An order conditionally approving the merger was issued on August 2, 2011. The KPSC required Duke Energy and Progress Energy to accept all the conditions contained in the order within seven days of the order. After seeking an extension, on August 19, 2011, Duke Energy and Progress Energy filed for clarification of one of the merger conditions. On September 15, 2011, Duke Energy and Progress Energy filed for approval of a stipulation revising the merger condition. On October 28, 2011, the KPSC issued an order approving the stipulation and merger.

•

On April 4, 2011, Duke Energy and Progress Energy, jointly filed applications with the FERC for the approval of the merger, the Joint Dispatch Agreement and the joint Open Access Transmission Tariff (OATT). On September 30, 2011, the FERC conditionally approved the merger, subject to approval of mitigation measures to address its finding that the combined company could have an adverse effect on competition in wholesale power markets in the Duke Energy Carolinas and Progress Energy Carolinas East balancing authority areas. On October 17, 2011, Duke Energy and Progress Energy filed their plan for mitigating the FERC’s concerns by proposing to offer on a daily basis a certain quantity of power during summer and winter periods to the extent it is available after serving native load and existing firm obligations. The price will be incremental cost, plus 10 percent. Intervenors may comment on the plan by November 16, 2011, after which time, the FERC will rule on whether the mitigation plan adequately addresses the market power issues. FERC has not yet ruled on the Joint Dispatch Agreement or the joint OATT. On October 31, 2011, Duke Energy and Progress Energy filed a request for rehearing with the FERC. The request states that the FERC applied a more stringent analysis to the proposed merger than required by its current rules. Duke Energy and Progress Energy also requested that the FERC address the companies’ previously filed mitigation plan no later than December 15, 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

•

On April 25, 2011, Duke Energy and Progress Energy, on behalf of their utility companies Duke Energy Carolinas and Progress Energy Carolinas, filed an application requesting the PSCSC to review the merger and approve the proposed Joint Dispatch Agreement and the prospective future merger of Duke Energy Carolinas and Progress Energy Carolinas. On September 13, 2011, Duke Energy and Progress Energy withdrew their application seeking approval for the future merger of their Carolinas utility companies, Duke Energy Carolinas and Progress Energy Carolinas, as the merger of these entities is not likely to occur for several years after the close of the merger. On October 13, 2011 the PSCSC issued an order suspending all scheduled deadlines and the hearing date until Duke Energy and Progress Energy file their proposed mitigation measures with the FERC and the PSCSC. Duke Energy and Progress Energy made that filing on October 17, 2011. On November 2, 2011, the PSCSC adopted a revised procedural schedule for its review of the merger. Hearings are scheduled to begin the week of December 12, 2011. The docket will remain open pending FERC issuance of its final orders on the merger related actions before the FERC.

•	On July 12, 2011, Duke Energy and Progress Energy filed an application with the FCC for approval of radio system license transfers. The FCC approved the transfers on July 27, 2011.

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

For the three and nine months ended September 30, 2011, Duke Energy incurred transaction and integration costs related to the Progress Energy merger of $13 million and $29 million, respectively, which are recorded within Operating Expenses in Duke Energy’s Condensed Consolidated Statement of Operations.

See Note 5 for information regarding litigation related to the pending merger with Progress Energy.

Vermillion Generating Station.

Duke Energy Ohio and Duke Energy Indiana

In May 2011, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly-owned subsidiary of Duke Energy Ohio, entered into an agreement to sell its 75% undivided ownership interest in the Vermillion Generating Station to Duke Energy Indiana and Wabash Valley Power Association (WVPA). On August 12, 2011, the FERC approved the Vermillion transaction. An IURC hearing was held in September 2011 with an order expected in the fourth quarter of 2011. If approved by the IURC, Duke Energy Indiana and WVPA will acquire 62.5% and 12.5% interests in the Vermillion Generating Station, respectively. As Duke Energy Indiana is an affiliate of Duke Energy Vermillion the transaction will be accounted for as a transfer between entities under common control with no gain or loss recorded and is not expected to have a significant impact to Duke Energy Ohio or Duke Energy Indiana’s results of operations. At June 30, 2011, the carrying value of the proportionate share of Vermillion Generating Station which is expected to be sold to WVPA exceeded its estimated fair value. The estimated fair value was determined based on the expected proceeds to be received from WVPA less costs to sell. Accordingly, Duke Energy Ohio’s Commercial Power segment recorded an impairment of $9 million in the second quarter of 2011. This amount is presented in Goodwill and other impairment charges in Duke Energy and Duke Energy Ohio’s condensed consolidated statements of operations. See Note 5 for further discussion of the Vermillion transaction.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

4. Regulatory Matters

Progress Energy Merger. See Note 3 for information regarding Duke Energy’s pending merger with Progress Energy.

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

Duke Energy Ohio Standard Service Offer (SSO). Ohio law provides the PUCO authority to approve an electric utility’s generation SSO. A SSO may include an Electric Security Plan (ESP), which would allow for the pricing structures used by Duke Energy Ohio since 2004, or a Market Rate Offer (MRO), in which pricing is determined through a competitive bidding process. On November 15, 2010, Duke Energy Ohio filed for approval of its next SSO to replace the existing ESP that expires on December 31, 2011. The filing requested approval of a MRO. On February 23, 2011, the PUCO stated that Duke Energy Ohio did not file an application for a five-year MRO as required under Ohio statute. On June 20, 2011, Duke Energy Ohio filed an application with the PUCO for approval of an ESP for its customers beginning January 1, 2012, with rates in effect through May 31, 2021.

On October 24, 2011, Duke Energy Ohio and most intervenors, including the PUCO Staff, entered into a settlement stipulation. If approved by the PUCO, the stipulation would establish an ESP with competitive auctions for a term of January 1, 2012 through May 31, 2015. The stipulation also includes provision for a non-bypassable stability charge of $110 million per year to be collected from 2012-2014 and requires Duke Energy Ohio to transfer its generation assets to a non-regulated affiliate on or before December 31, 2014. The stipulation requests that the PUCO approve the settlement on or before November 15, 2011, to allow Duke Energy Ohio to conduct auctions to serve SSO customers effective January 1, 2012. A hearing on the stipulation occured on November 3, 2011.

Duke Energy Carolinas North Carolina Rate Case. On July 1, 2011, Duke Energy Carolinas filed a rate case with the NCUC to request an average 15% increase in retail revenues, or approximately $646 million, with a rate of return on equity of 11.5%. The increase is designed to recover the cost of the ongoing generation fleet modernization program, environmental compliance and other capital investments made since 2009.

On November 1, 2011, the NC Public Staff filed testimony to limit Duke Energy Carolinas to an average 4.8% increase in retail rates, or approximately $211 million, with a rate of return on equity of 9.25%.

A hearing is scheduled to begin with the NCUC on November 28, 2011. Duke Energy Carolinas expects revised rates would likely go into effect in February 2012.

Duke Energy Carolinas South Carolina Rate Case. On August 5, 2011, Duke Energy Carolinas filed a rate case with the PSCSC to request an average 15% increase in retail revenues, or approximately $216 million, with a rate of return on equity of 11.5%. The increase is designed to recover the cost of the ongoing generation fleet modernization program, environmental compliance and other capital investments made since 2009. A hearing is scheduled with the PSCSC on December 7, 2011. If approved by the PSCSC, rates would likely go into effect in February 2012.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Indiana Energy Efficiency. On September 28, 2010, Duke Energy Indiana filed a petition for new energy efficiency programs to enable meeting the IURC’s energy efficiency mandates. Duke Energy Indiana’s proposal requests recovery of costs through a rider including lost revenues and incentives for core plus energy efficiency programs and lost revenues and cost recovery for core energy efficiency programs. The hearing occurred in July 2011 and an order is expected in the fourth quarter of 2011.

Duke Energy Indiana Storm Cost Deferrals. On July 14, 2010, the IURC approved Duke Energy Indiana’s deferral of $12 million of retail jurisdictional storm expense until the next retail rate proceeding. This amount represents a portion of costs associated with a January 27, 2009 ice storm, which damaged Duke Energy Indiana’s distribution system. On August 12, 2010, the Indiana Office of Utility Consumer Counselor (OUCC) filed a notice of appeal with the IURC. On December 7, 2010, the IURC issued an order reopening this proceeding for review in consideration of the evidence presented as a result of an internal audit performed as part of an IURC investigation of Duke Energy Indiana’s hiring of an attorney from the IURC staff which resulted in the IURC’s termination of the employment of the Chairman of the IURC. The audit did not find that the order conflicted with the staff report; however, it did note that the staff report offered no specific recommendation to either approve or deny the requested relief, and that the original order was appealed. The IURC set a new procedural schedule to take supplemental testimony and an evidentiary hearing was held in June 2011. On October 19, 2011, the IURC issued an order denying Duke Energy Indiana the right to defer the storm expense discussed above.

Duke Energy Ohio Storm Cost Recovery. On December 11, 2009, Duke Energy Ohio filed an application with the PUCO to recover Hurricane Ike storm restoration costs of $31 million through a discrete rider. The PUCO granted the request to defer the costs associated with the storm recovery; however, they further ordered Duke Energy Ohio to file a separate action pursuant to which the actual amount of recovery would be determined. On January 11, 2011, the PUCO approved recovery of $14 million plus carrying costs which will be spread over a three-year period. Duke Energy Ohio filed an application for rehearing on February 10, 2011, as did the consumer advocate, the office of the Ohio Consumers’ Council (OCC). On March 9, 2011, the PUCO denied the rehearing requests of Duke Energy Ohio and the OCC. Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court on May 6, 2011 and briefs have been filed by Duke Energy Ohio and the PUCO. Oral arguments are to be scheduled by the Court.

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

Duke Energy Carolinas William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Duke Energy Carolinas had previously received approval to incur project development costs associated with Lee Nuclear Station from both the NCUC and the PSCSC. Through several separate orders, the NCUC and PSCSC have deemed Duke Energy’s decision to incur project development and pre-construction costs for the project as reasonable and prudent through December 31, 2009 and up to an aggregate maximum amount of $230 million. On November 15, 2010 and January 7, 2011, Duke Energy Carolinas filed amended project development applications with the NCUC and PSCSC, respectively. These applications request approval of Duke Energy Carolinas’ decision to continue to incur project development and pre-construction costs for the project through December 31, 2013, and up to $459 million. The hearing before the NCUC occurred March 15, 2011. The PSCSC hearing occurred on May 16 and May 17, 2011.

On July 1, 2011, the PSCSC issued an order stating Duke Energy Carolinas must incur only those costs necessary to keep the project available as an option in the 2021 time frame, not to exceed South Carolina’s allocable share of $120 million, including allowance for funds used during construction (AFUDC), for the period of January 1, 2011 through June 30, 2012. Also, pursuant to the terms of the settlement agreement, Duke Energy Carolinas shall provide certain monthly reports to the PSCSC and the Office of Regulatory Staff (ORS). Duke Energy Carolinas has also agreed to provide a monthly report to certain parties on the progress of negotiations to acquire an interest in the V.C. Summer Nuclear Station (refer to discussion below) expansion being developed by South Carolina Public Service Authority (Santee Cooper) and South Carolina Electric & Gas Company (SCE&G). Any change in ownership interest, output allocation, sharing of costs or control and any future option agreements concerning Lee Nuclear Station shall be subject to prior approval of the PSCSC.

On August 5, 2011, the NCUC issued an order approving Duke Energy’s decision to incur project development costs up to North Carolina’s allocable share of $120 million and subject to the limitation that it is only appropriate to incur such costs necessary to maintain the status quo with respect to the Lee Nuclear Station, including the COL application at the NRC.

On April 18, 2011, the Blue Ridge Environmental Defense League (BREDL) filed a petition requesting that the NRC suspend all pending reactor licensing decisions pending the investigation of lessons learned from the Fukushima Daiichi Nuclear Power Station accident in Japan. Duke Energy Carolinas filed a response opposing this petition. In addition to its emergency petition, on August 11, 2011, BREDL also filed a “Motion to Admit new Contention Regarding the Safety and Environmental Implications of the Nuclear Regulatory Commission Task Force Report on the Fukushima Dai-ichi Accident.” Duke Energy Carolinas filed a response opposing admission of this new contention. On September 9, 2011, the NRC issued a decision denying BREDL’s emergency petition, and on October 18, 2011, the Atomic Safety and Licensing Board issued a decision denying admission of the new contention.

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

Duke Energy Carolinas V.C. Summer Nuclear Station Letter of Intent. In July 2011, Duke Energy Carolinas signed a letter of intent with Santee Cooper related to the potential acquisition by Duke Energy Carolinas of a five percent to ten percent ownership interest in the V.C. Summer Nuclear Station being developed by Santee Cooper and SCE&G near Jenkinsville, South Carolina. The letter of intent provides a path for Duke Energy Carolinas to conduct the necessary due diligence to determine if future participation in this project is beneficial for its customers.

Duke Energy Carolinas Cliffside Unit 6. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build one 800 MW coal-fired unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding AFUDC of $600 million) for the approved new Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an update to the cost estimate of $1.8 billion (excluding AFUDC) with the NCUC where it reduced the estimated AFUDC financing costs to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits, as discussed in Note 5. Cliffside Unit 6 is expected to begin operation by the end of 2012. Also, see Note 5 for information related to the Cliffside Unit 6 air permit.

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

On April 16, 2011, Duke Energy Indiana filed a revised cost estimate for the IGCC project reflecting an estimated cost increase of $530 million. Duke Energy Indiana requested approval of the revised cost estimate of $2.88 billion (including $160 million of AFUDC), and for continuation of the existing cost recovery treatment. A major driver of the cost increase included design changes reflected in the final engineering leading to increased scope and complexity. On September 17, 2010 an agreement was reached with the OUCC, Duke Energy Indiana Industrial Group and Nucor Steel – Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion would be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of approximately $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. The charge is recorded in Goodwill and other impairment charges on Duke Energy’s Condensed Consolidated Statement of Operations. This charge is recorded in Impairment charges on Duke Energy Indiana’s Condensed Consolidated Statements of Operations. Due to the IURC investigation discussed below, the IURC convened a technical conference on November 3, 2010 related to the continuing need for the Edwardsport IGCC facility. On December 9, 2010, the parties to the settlement withdrew the settlement agreement to provide an opportunity to assess whether and to what extent the settlement agreement remained a reasonable allocation of risks and rewards and whether modifications to the settlement agreement were appropriate. Management determined that the approximate $44 million charge discussed above was not impacted by the withdrawal of the settlement agreement.

Additionally, the CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper communications, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. Evidentiary hearings are set for November 17, 2011 and November 21, 2011, respectively.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

On June 27, 2011, Duke Energy Indiana filed testimony with the IURC in connection with its seventh semi-annual rider request which included an update on the current cost forecast of the Edwardsport project. The evidentiary hearing is set for December 13, 2011. The updated forecast excluding AFUDC increased from $2.72 billion to $2.82 billion, not including any contingency for unexpected start-up events. On June 30, 2011, the OUCC and intervenors filed testimony in Phase I recommending that Duke Energy Indiana be disallowed cost recovery of any of the additional cost estimate increase above the previously approved cost estimate of $2.35 billion. Duke Energy Indiana filed rebuttal testimony on August 3, 2011.

On July 14, 2011, the OUCC and certain intervenors filed testimony in Phase II alleging that Duke Energy Indiana concealed information and grossly mismanaged the project, and therefore Duke Energy Indiana should only be permitted to recover from customers $1.985 billion, the original IGCC project cost estimate approved by the IURC. Other intervenors recommended that Duke Energy Indiana not be able to rely on any cost recovery granted under the CPCN or the first cost increase order. Duke Energy Indiana believes it has diligently and prudently managed the project. On September 9, 2011, Duke Energy defended against the allegations in its responsive testimony. The OUCC and intervenors filed their final rebuttal testimony in Phase II on or before October 7, 2011, making similar claims of fraud, concealment and gross mismanagement and recommending the same outcome of limiting Duke Energy Indiana’s recovery to the $1.985 billion initial cost estimate. Additionally, the CAC parties recommended that recovery be limited to the costs incurred on the IGCC project as of November 30, 2009 (Duke Energy Indiana estimates it had committed costs of $1.6 billion), with further IURC proceedings to be held to determine the financial consequences of this recommendation.

On October 19, 2011, Duke Energy revised its project cost estimate from approximately $2.72 billion, excluding financing costs, to approximately $2.98 billion, excluding financing costs. The revised estimate reflects additional cost pressures resulting from unfavorable labor productivity trends and incremental material quantity and scope changes. Duke Energy Indiana previously proposed to the IURC a cost cap of approximately $2.72 billion, plus the actual AFUDC that accrues on that amount. As a result, for the quarter ended September 30, 2011, Duke Energy Indiana recorded a pre-tax impairment charge of approximately $222 million related to costs expected to be incurred above the cost cap. This charge is in addition to a pre-tax impairment charge of approximately $44 million recorded in the third quarter of 2010 as discussed above. The approximate $222 million charge is recorded in Goodwill and other impairment charges on Duke Energy’s Condensed Consolidated Statement of Operations, and in Impairment charges on Duke Energy Indiana’s Condensed Consolidated Statements of Operations. The cost cap, if approved by the IURC, limits the amount of project construction costs that may be incorporated into customer rates in Indiana. As a result of the proposed cost cap, recovery of these cost increases is not considered probable. Additional updates to the cost estimate could occur through the completion of the plant in 2012.

On October 26, 2011, hearings before the IURC commenced pursuant to the previously established schedule and will continue until all evidence is presented for both Phase I and Phase II.

Duke Energy is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the plant costs, including financing costs, additional charges to expense could occur. An order is expected in the first quarter of 2012.

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

Other Matters.

Duke Energy Ohio and Duke Energy Kentucky Regional Transmission Organization Realignment. Duke Energy Ohio, which includes its wholly-owned subsidiary Duke Energy Kentucky, is in the advanced planning stages to transfer control of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from the Midwest ISO to PJM Interconnection, LLC (PJM), effective January 1, 2012.

The FERC issued an order which approved Duke Energy Ohio and Duke Energy Kentucky’s RTO realignment request on October 21, 2010, and authorized Duke Energy Ohio and Duke Energy Kentucky to terminate their existing obligations to the Midwest ISO, subject to certain conditions.

In a related FERC proceeding, on December 16, 2010, FERC issued an order related to the Midwest ISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of Midwest ISO transmission expansion cost. The Midwest ISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the Midwest ISO footprint. It is expected that the Midwest ISO will approve MVP proposals with estimated project costs in excess of $5 billion by the date of Duke Energy Ohio’s planned exit from the Midwest ISO on December 31, 2011. These projects are expected to be undertaken by the constructing transmission owners from 2012 through 2020 with costs recovered through the Midwest ISO over the useful life of the projects. The order provides that a withdrawing transmission owner shall remain responsible for all financial obligations incurred while it was a member for the allocation of MVP costs to withdrawing transmission owners for projects approved by the Midwest ISO up to the date of the withdrawing transmission owners’ exit from the Midwest ISO. The basis for allocating such MVP costs will be the withdrawing transmission owners’ historical usage of the Midwest ISO system. Duke Energy Ohio, including Duke Energy Kentucky, has historically represented approximately five-percent of the Midwest ISO system. The impact of this order could result in a substantial increase in the Midwest ISO transmission expansion costs allocated to Duke Energy Ohio and Duke Energy Kentucky subsequent to a withdrawal from the Midwest ISO. Duke Energy Ohio and Duke Energy Kentucky, among other parties, sought rehearing of the FERC MVP order. On October 21, 2011, the FERC issued an order on rehearing in this matter largely affirming its original MVP order and conditionally accepting Midwest ISO’s compliance filing as well as determining that the MVP allocation methodology is consistent with cost causation principles and FERC precedent. The FERC also reiterated that it will not prejudge any settlement agreement between an RTO and a withdrawing transmission owner for fees that a withdrawing transmission owner owes to the RTO. The order further states that any such fees that a withdrawing transmission owner owes to an RTO are a matter for those parties to negotiate, subject to review by the FERC. The FERC also ruled that Duke Energy Ohio and Duke Energy Kentucky’s challenge of the Midwest ISO’s ability to allocate MVP costs to a withdrawing transmission owner is beyond the scope of this proceeding. The Order further stated that Midwest ISO’s tariff withdrawal language establishes that once cost responsibility for transmission upgrades is determined, withdrawing transmission owners retain any costs incurred prior to the withdrawal date. Duke Energy will continue to pursue its challenge in regards to this issue in the appropriate proceeding.

On October 14, 2011, Duke Energy Ohio and Duke Energy Kentucky filed an application with the FERC to establish new rates for transmission service under PJM’s Open Access Transmission Tariff. The new rates are expected to go into effect, subject to refund, on January 1, 2012. The FERC has not yet established a procedural schedule to review the filing but is expected to do so in the fourth quarter of 2011.

Duke Energy Ohio and Duke Energy Kentucky have entered into settlements or have received state regulatory approvals associated with the RTO realignment, including the recovery of MVP costs, if ultimately allocated to Duke Energy Ohio and Duke Energy Kentucky. On December 22, 2010, the KPSC issued an order granting approval of Duke Energy Kentucky’s request to effect the RTO realignment, subject to several conditions. The conditions accepted by Duke Energy Kentucky include a commitment to not seek to double-recover in a future rate case the transmission expansion fees that may be charged by the Midwest ISO and PJM in the same period or overlapping periods. On January 25, 2011, the KPSC issued an order stating that the order had been satisfied and is now unconditional. The order further requires Duke Energy Kentucky to submit to the KPSC internal procedures for the receipt and tracking of notices from PJM regarding customer requests to participate in PJM demand-response programs. Duke Energy Kentucky submitted its filing describing these internal procedures on March 30, 2011.

On April 26, 2011, Duke Energy Ohio, Ohio Energy Group, The Office of Ohio Consumers’ Counsel and the Commission Staff filed an Application and a Stipulation with the PUCO regarding Duke Energy Ohio’s recovery of certain costs related to its proposed RTO realignment. Under the Stipulation, Duke Energy Ohio would recover through retail rates all Midwest ISO Transmission Expansion Planning (MTEP) costs, including but not limited to MVP costs, directly or indirectly charged to Duke Energy Ohio via a non-bypassable rider. Duke Energy Ohio would not seek to recover any portion of the Midwest ISO exit obligation, PJM integration fees, or internal costs associated with the RTO realignment. Also, Duke Energy Ohio would not seek to recover the first $121 million of PJM transmission expansion costs from Ohio retail customers. On May 25, 2011, the Stipulation was approved by the PUCO. An application for rehearing filed by Ohio Partners for Affordable Energy was denied by the PUCO on July 15, 2011.

Duke Energy Ohio currently estimates the liability for its Midwest ISO exit obligation and share of MTEP costs, excluding MVP, will be approximately $90 million. The liability will be recorded within Other in Deferred credits and other liabilities on Duke Energy Ohio’s consolidated balance sheet upon exit from the Midwest ISO on December 31, 2011. Approximately $60 million of this amount will be recorded as a regulatory asset while the remainder will be recorded to Operation, maintenance and other in Duke Energy Ohio’s consolidated statement of operations. In addition to the above amounts, Duke Energy Ohio may also be responsible for costs associated with the Midwest ISO MVP projects. Duke Energy Ohio is contesting its obligation to pay for such costs. However, depending on the final outcome of this matter, Duke Energy Ohio could incur significant costs associated with MVP projects. The appropriate regulatory treatment will be pursued for any costs incurred in connection with the resolution of this matter.

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

As of September 30, 2011, Duke Energy Ohio had a total reserve of $36 million, related to remediation work at certain MGP sites. Duke Energy Ohio has received an order from the PUCO to defer the costs incurred. As of September 30, 2011, Duke Energy Ohio has deferred $64 million of costs related to the MGP sites. The PUCO will rule on the recovery of these costs at a future proceeding. Management believes it is probable that additional liabilities will be incurred as work progresses at Ohio MGP sites; however, costs associated with future remediation cannot currently be reasonably estimated.

Clean Water Act 316(b). The Environmental Protection Agency (EPA) published its proposed cooling water intake structures rule on April 20, 2011. Duke Energy submitted comments on the proposed rule on August 16, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities and new on-site facility additions that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main approach proposed, most, if not all of the 23 coal and nuclear-fueled generating facilities in which the Duke Energy Registrants are either a whole or partial owner are likely affected sources. Additional sources, including some combined-cycle combustion turbine facilities, may also be impacted, at least for intake modifications.

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

Cross-State Air Pollution Rule (CSAPR). On August 8, 2011, the EPA published its final Cross-State Air Pollution Rule (CSAPR) in the Federal Register. The CSAPR establishes state-level annual SO2 and NOx budgets that take effect on January 1, 2012, and state-level ozone-season NOx budgets that take effect on May 1, 2012, and allocates emission allowances to affected sources in each state equal to the state budget less an allowance set-aside for new sources. The budget levels decline in 2014 for most states, including each state that the Duke Energy Registrants operate in, except for South Carolina where the budget levels remain constant. The rule allows intrastate and interstate allowance trading.

The stringency of the 2012 and 2014 CSAPR requirements vary among the Duke Energy Registrants and each is currently evaluating options for achieving the CSAPR requirements. Where the CSAPR requirements will be constraining, activities being evaluated to meet the requirements include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel to reduce levels of SO2 or NOx emissions. Technical adjustments to CSAPR proposed by the EPA in October 2011, if finalized, are not expected to materially impact the Duke Energy Registrants. See Note 7 for further information regarding impairment of emissions allowances as a result of the CSAPR.

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

Utility Boiler Maximum Achievable Control Technology (MACT) Standards. On May 3, 2011, the proposed Utility MACT Standards rule was published in the Federal Register. The rule proposes to establish emission limits for hazardous air pollutants from coal-fired electric generating units, including mercury. On October 24, 2011, the Court modified its earlier consent decree, giving the EPA until December 16, 2011, to finalize the MACT rule. Based on this date, compliance with the final emission limits will be required in early 2015, three years after the rule takes effect. The proposed rule gives permitting authorities the discretion to grant up to a 1-year compliance extension, on a case-by-case basis, to sources that are unable to install emission controls before the three year compliance deadline. Duke Energy cannot predict the outcome of this rulemaking. However, based on the proposal, the cost of complying with the final regulation will be significant.

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

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. On July 29, 2010, the district court issued an order on outstanding motions for summary judgment filed in response to the Supreme Court remand. The court vacated large portions of the previous trial court’s opinion in light of the Supreme Court ruling and found that Duke Energy Carolinas has the burden of proof for the Routine Maintenance Repair and Replacement exclusion, but that the exception must be viewed in light of industry practice, not only in light of an individual unit. The court also clarified that it will apply the “actual-to-projected-actual” emissions test to determine whether Duke Energy Carolinas should reasonably have sought a pre-project permit for any of the projects at issue. On February 11, 2011, the trial judge held an initial status conference and on March 22, 2011, the judge entered an interim scheduling order. The parties have filed a stipulation in which the United States and Plaintiff-Intervenors have dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties have filed motions for summary judgment on the remaining claims. No trial date has been set, but a trial is not expected in 2011.

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

Regarding the Gallagher Station units, on October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy Indiana under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Indiana was not previously found liable. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy Indiana on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Gallagher Station Units 1 and 3. The parties to the remedy trial reached a negotiated agreement on those issues and filed a proposed consent decree with the court, which was approved and entered on March 18, 2010. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher Station Units 1 and 3 to natural gas combustion by 2013 (or retirement of the units by February 2012); (ii) installation of additional pollution controls at Gallagher Station Units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy Indiana estimates that these and other actions in the settlement will cost $88 million. Due to the NSR remedy order and consent decree, Duke Energy Indiana requested several approvals from the IURC including approval to add a dry sorbent injection system on Gallagher Station Units 2 and 4, approval to convert to natural gas or retire Gallagher Station Units 1 and 3, and approval to recover expenses for certain SO2 emission allowance expenses required to be surrendered. On September 8, 2010, the IURC approved the implementation of the dry sorbent injection system. On September 28, 2010, Duke Energy Indiana filed a petition requesting the recovery of costs associated with the Gallagher consent decree. Testimony in support of the petition was filed in early December 2010. Duke Energy Indiana subsequently requested the IURC suspend the procedural schedule to allow it time to do a solicitation for capacity options to compare to the proposed conversion of Gallagher Units 1 and 3 to natural gas.

On May 26, 2011, Duke Energy Indiana filed testimony seeking approval of the purchase of a portion of the Vermillion Generating Station from its affiliate, Duke Energy Vermillion II, LLC, an indirect wholly-owned subsidiary of Duke Energy Ohio. Refer to Note 3 for further information on the Vermillion transaction. As a result of the proposed purchase, Duke Energy Indiana may retire Gallagher Units 1 and 3. The approval of the Vermillion transaction by the FERC and IURC under terms acceptable to Duke Energy Indiana is a condition to the closing of the transaction and the option of converting Gallagher Units 1 and 3 to gas is being preserved until such approvals have been obtained. On August 12, 2011, the FERC approved the Vermillion transaction. An IURC hearing was held in September 2011 with an order expected in the fourth quarter of 2011.

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

Duke Energy

CO2 Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, AEP, American Electric Power Service Corporation, Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs were seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was subsequently denied. Defendants filed a petition for certiorari to the U.S. Supreme Court on August 2, 2010. On December 6, 2010, the Supreme Court granted certiorari. Argument on this matter was held on April 19, 2011. On June 20, 2011, the Supreme Court held that the Second Court of Appeals decision should be reversed on the basis that plaintiffs’ claims cannot proceed under federal common law, which was displaced by the CAA and actual or potential EPA regulations. The Court’s decision did not address plaintiffs’ state law claims as those claims had not been presented. On September 2, 2011, plaintiffs notified the Court that they had decided to withdraw their complaints. This effectively ends the proceedings in this case.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss. The plaintiffs filed a notice of appeal and briefing is complete. By Order dated February 23, 2011, the Court stayed oral argument in this case pending the Supreme Court’s ruling in the CO2 litigation discussed above. Following the Supreme Court’s June 20, 2011 decision the Ninth Circuit Court of Appeals set the case for argument on November 28, 2011. It is not possible to predict with certainty whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

In November 2009, the judge granted defendants’ motion for reconsideration of the denial of defendants’ summary judgment motion in two of the remaining five cases to which Duke Energy affiliates are a party. A hearing on that motion occurred on July 15, 2011, and on July 19, 2011, the judge granted the motion for summary judgment. Plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. In December 2009, plaintiffs in the consolidated cases filed a motion to amend their complaints in the individual cases to add a claim for treble damages under the Sherman Act, including additional factual allegations regarding fraudulent concealment of defendants’ allegedly conspiratorial conduct. Those motions were denied on October 29, 2010.

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

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian electricity regulatory agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new charges are based upon a flat-fee that fails to take into account the locational usage by each generator. DEIGP’s additional assessment under these Resolutions amounts to approximately $69 million, inclusive of interest, through September 2011. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL imposed an additional fine against DEIGP in the amount of $9 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, an order requiring that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

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

Brazil Expansion Lawsuit. On August 9, 2011, the State of São Paulo filed a lawsuit in Brazilian state court against DEIGP based upon a claim that DEIGP is under a continuing obligation to expand installed generation capacity by 15% pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present, within 60 days of service, a detailed expansion plan in satisfaction of the 15% obligation or face civil penalties in the amount of approximately $16,000 per day. Both DEIGP and ANEEL have previously taken a position that the 15% expansion obligation is no longer viable given the changes that have occurred in the electric energy sector since privatization of that sector. ANEEL has also stated that it is not within its jurisdiction to apply sanctions for failure to comply with the alleged expansion obligation. In September, 2011, DEIGP filed (i) a request for reconsideration of the injunction order with the original court; (ii) a request for stay of the order with the appellate court; (iii) an appeal of the order; and (iv) a substantive defense of the lawsuit in the original court. On September 29, 2011, DEIGP’s request for stay of the injunction was denied. The remaining requests for relief are pending. DEIGP plans to submit an expansion plan by the court ordered deadline of November 11, 2011.

Duke Energy Retirement Cash Balance Plan. A class action lawsuit was filed in federal court in South Carolina against Duke Energy and the Duke Energy Retirement Cash Balance Plan, alleging violations of Employee Retirement Income Security Act (ERISA) and the Age Discrimination in Employment Act (ADEA). These allegations arise out of the conversion of the Duke Energy Company Employees’ Retirement Plan into the Duke Energy Retirement Cash Balance Plan. The case also raises some Plan administration issues, alleging errors in the application of Plan provisions (i.e., the calculation of interest rate credits in 1997 and 1998 and the calculation of lump-sum distributions). Six causes of action were alleged, ranging from age discrimination, to various alleged ERISA violations, to allegations of breach of fiduciary duty. Plaintiffs sought a broad array of remedies, including a retroactive reformation of the Duke Energy Retirement Cash Balance Plan and a recalculation of participants’/ beneficiaries’ benefits under the revised and reformed plan. Duke Energy filed its answer in March 2006. A portion of this contingent liability was assigned to Spectra Energy Corp (Spectra Energy) in connection with the spin-off in January 2007. A hearing on the plaintiffs’ motion to amend the complaint to add an additional age discrimination claim, defendant’s motion to dismiss and the respective motions for summary judgment was held in December 2007. On June 2, 2008, the court issued its ruling denying plaintiffs’ motion to add the additional claim and dismissing a number of plaintiffs’ claims, including the claims for ERISA age discrimination. Subsequently, plaintiffs notified Duke Energy that they were withdrawing their ADEA claim. On September 4, 2009, the court issued its order certifying classes for three of the remaining claims but not certifying their claims as to plaintiffs’ fiduciary duty claims. At an unsuccessful mediation in September 2008, Plaintiffs quantified their claims as being in excess of $150 million. After mediation on September 21, 2010, the parties reached an agreement in principle to settle the lawsuit, subject to execution of a definitive settlement agreement, notice to the class members and approval of the settlement by the Court. In the third quarter of 2010, Duke Energy recorded a provision related to the settlement agreement. At a hearing on May 16, 2011, the court issued its final confirmation order and payments have been made in accordance with the settlement agreement.

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

A hearing on the motion was held on August 31, 2011. No trial date has been set. It is not possible to predict at this time whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this lawsuit.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

On October 14, 2010, a suit was filed in Mecklenburg County, North Carolina by a group of Duke Energy shareholders alleging breach of duty of loyalty and good faith by certain Duke Energy directors who were directors at the time of the 2006 Crescent transaction. On January 5, 2011, defendants filed a Notice of Designation of this case for the North Carolina Business Court. On July 22, 2011, the court granted the defendants’ motion to dismiss the lawsuit and the plaintiffs did not appeal the ruling.

Progress Energy Merger Litigation. Duke Energy and Diamond Acquisition Corporation, a wholly owned subsidiary of Duke Energy have been named as defendants in 10 purported shareholder actions filed in North Carolina state court and two cases filed in federal court in North Carolina. The actions, which contain similar allegations, were brought by individual shareholders against the following defendants: Progress Energy, Duke Energy, Diamond Acquisition Corporation and Directors of Progress Energy. The lawsuits allege that the individual defendants breached their fiduciary duties to Progress Energy shareholders and that Duke Energy and Diamond Acquisition Corporation, aided and abetted the individual defendants. The plaintiffs seek damages and to enjoin the merger. One of the state court cases was voluntarily dismissed. On July 11, 2011, the parties to the remaining nine state court cases entered into a Memorandum of Understanding for a disclosure-based settlement of the litigation. On August 2, 2011, preliminary approval of the settlement was granted by the Court. An order approving the proposed settlement is expected in the fourth quarter of 2011.

The plaintiff in one of the federal court lawsuits filed a motion for voluntary withdrawal, leaving one federal case pending. The complaint in the federal action includes allegations that defendants violated federal securities laws in connection with the statements contained in Duke Energy’s Registration Statement on Form S-4, as amended, and is now subject to the notice requirements of the Private Securities Litigation Reform Act. Plaintiff’s counsel in the federal case have sent a total of four derivative demand letters to Progress Energy demanding that Progress Energy’s board of directors make certain disclosures, desist from moving forward with the merger and engage in an auction of the company. Progress Energy has indicated that it is evaluating those demands. On August 3, 2011, the Court issued a scheduling order granting the plaintiffs’ unopposed motion for preliminary approval of the proposed settlement. On October 27, 2011, a hearing regarding the final approval of the proposed settlement was held.

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

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2011, there were 271 asserted claims for non-malignant cases with the cumulative relief sought of up to $57 million, and 53 asserted claims for malignant cases with the cumulative relief sought of up to $14 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Condensed Consolidated Balance Sheets totaled $815 million and $853 million as of September 30, 2011 and December 31, 2010, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $968 million in excess of the self insured retention. Insurance recoveries of $813 million and $850 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2011 and December 31, 2010, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

The Duke Energy Registrants have exposure to certain legal matters that are described herein. Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of $830 million and $900 million as of September 30, 2011 and December 31, 2010, respectively, for these proceedings and exposures (the total of which is primarily related to Duke Energy Carolinas). These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of September 30, 2011 and December 31, 2010, Duke Energy recognized $813 million and $850 million, respectively, of probable insurance recoveries related to these losses (the total of which is related to Duke Energy Carolinas).

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

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

6. Debt and Credit Facilities

Significant changes to the Duke Energy Registrants’ debt and credit facilities since December 31, 2010 are as follows:

Unsecured Debt. In August 2011, Duke Energy issued $500 million principal amount of senior notes, which carry a fixed interest rate of 3.55% and mature September 15, 2021. Proceeds from the issuance will be used to repay a portion of Duke Energy’s commercial paper as it matures, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

First Mortgage Bonds. In May 2011, Duke Energy Carolinas issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 3.90% and mature June 15, 2021. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes.

Other Debt. In April 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of September 30, 2011 is $30 million. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable on Duke Energy’s Condensed Consolidated Balance Sheets.

At September 30, 2011, Duke Energy Carolinas had $750 million principal amount of 6.25% senior unsecured notes due January 2012 classified as Current maturities of long-term debt on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets. Duke Energy Carolinas currently anticipates satisfying this obligation with proceeds from additional borrowings.

At September 30, 2011, Duke Energy Ohio had $500 million principal amount of 5.70% debentures due September 2012 classified as Current maturities of long-term debt on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. Duke Energy Ohio currently anticipates satisfying this obligation with proceeds from additional borrowings.

As discussed below, Duke Energy also issued an additional $450 million in Commercial Paper in the third quarter of 2011, for general corporate purposes, which is classified as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Non-Recourse Notes Payable of VIEs. To fund the purchase of receivables, Cinergy Receivables borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to Cinergy Receivables. The borrowings are secured by the assets of Cinergy Receivables and are non-recourse to Duke Energy. The debt is recorded as short-term and Duke Energy extended the expiration date to October 2012 subsequent to September 30, 2011. At September 30, 2011, Cinergy Receivables borrowings were $275 million and are reflected as Non-Recourse Notes Payable of VIEs on Duke Energy’s Condensed Consolidated Balance Sheets.

Money Pool. The Subsidiary Registrants receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the Subsidiary Registrants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables related to the money pool between the money pool participants. Per the terms of the money pool arrangement, the parent companies, Duke Energy and Cinergy may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly-owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Condensed Consolidated Balance Sheets. The following table shows the Subsidiary Registrants’ money pool balances and classification within their respective Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010:

	September 30, 2011			December 31, 2010
	Receivables	Notes Payable	Long-term Debt	Receivables	Long-term Debt
			(in millions)
Duke Energy Carolinas	$589	$—	$300	$339	$300
Duke Energy Ohio	259	—	—	480	—
Duke Energy Indiana	—	14	150	115	150

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants’ Condensed Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows.

Available Credit Facilities. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sub limits of each borrower, subject to a maximum sub limit for each borrower. See the table below for the borrowing sub limits for each of the borrowers as of September 30, 2011. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of September 30, 2011 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper(d)	(450)	(300)	—	(150)	(900)
Outstanding Letters of Credit	(46)	(7)	(27)	—	(80)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$576	$438	$639	$219	$1,872

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at September 30, 2011. The Duke Energy Ohio sub limit includes $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana (see money pool table above). The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas’ and Duke Energy Indiana’s Condensed Consolidated Balance Sheets. Duke Energy issued an additional $450 million of Commercial Paper in the third quarter of 2011. The balance is classified as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Duke Energy began negotiating a replacement of its master credit facility in October 2011. Duke Energy expects to execute a new five-year $6 billion master credit facility in the fourth quarter of 2011, with $4 billion available at closing and the remaining $2 billion available on or soon after the closing of the proposed merger with Progress Energy. The master credit facility will include borrowing sub limits for certain subsidiaries, similar to the current facility.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2011, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

7. Goodwill, Intangible Assets and Impairments

Goodwill

The following table shows goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio at September 30, 2011, and December 31, 2010:

	USFE&G	Commercial Power	International	Total
	(in millions)
Duke Energy
Balance at December 31, 2010:
Goodwill	$3,483	$940	$306	$4,729
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at December 31, 2010, as adjusted for accumulated impairment charges	3,483	69	306	3,858
Foreign Exchange and Other Changes	—	—	(11)	(11)

Balance as of September 30, 2011:
Goodwill	3,483	940	295	4,718
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at September 30, 2011, as adjusted for accumulated impairment charges, foreign exchange and other charges	$3,483	$69	$295	$3,847

	USFE&G	Commercial Power	Total
	(in millions)
Duke Energy Ohio
Balance at December 31, 2010:
Goodwill	$1,137	$1,188	$2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at December 31, 2010, as adjusted for accumulated impairment charges	921	—	921

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	USFE&G	Commercial Power	Total
	(in millions)
Balance as of September 30, 2011:
Goodwill	1,137	1,188	2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at September 30, 2011, as adjusted for accumulated impairment charges	$921	$—	$921

Duke Energy. Duke Energy is required to perform an annual goodwill impairment test as of the same date each year and, accordingly, performs its annual impairment testing of goodwill as of August 31. Duke Energy updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Duke Energy early adopted the revised goodwill impairment accounting guidance during the third quarter of 2011 and applied this revised guidance to its August 31, 2011 annual goodwill impairment test. Pursuant to the revised guidance an entity may first assess qualitative factors to determine whether it is necessary to perform the two step goodwill impairment test. If deemed necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss, if any, to be recognized. Duke Energy’s qualitative assessment included, among other things, reviews of current forecasts and recent fair value calculations, updates to weighted average cost of capital calculations and consideration of overall economic factors and recent financial performance. Duke Energy determined it was more likely than not that the fair value of each of its reporting units exceeded their carrying value at August 31, 2011 and that the two step goodwill impairment test was not required.

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

Duke Energy Ohio. Duke Energy Ohio early adopted the revised goodwill impairment accounting guidance, discussed above, during the third quarter of 2011 and applied this revised guidance to its August 31, 2011 annual goodwill impairment test. Duke Energy Ohio’s qualitative assessment included, among other things, reviews of current forecasts and recent fair value calculations, updates to weighted average cost of capital calculations and consideration of overall economic factors and recent financial performance. Duke Energy Ohio determined it was more likely than not that the fair value of each of its reporting units exceeded their carrying value at August 31, 2011 and that the two step goodwill impairment test was not required.

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

Intangible Assets. On August 8, 2011, the EPA’s final rule to replace CAIR was published in the Federal Register. As further discussed in Note 5, the CSAPR establishes state-level annual SO2 and NOx caps that take effect on January 1, 2012, and state-level ozone-season NOx caps that take effect on May 1, 2012. The cap levels decline in 2014 for most states, including each state in which Duke Energy operates, except for South Carolina where the cap levels remain constant. The CSAPR will not utilize CAA emission allowances as the original CAIR provided. The EPA will issue new emission allowances to be used exclusively for purposes of complying with the CSAPR cap-and-trade program. Duke Energy has evaluated the effect of the CSAPR on the carrying value of emission allowances recorded at its USFE&G and Commercial Power segments. Based on the provisions of the CSAPR, Duke Energy Ohio has more SO2 allowances than will be needed to comply with the continuing CAA acid rain cap-and-trade program (excess emission allowances). Duke Energy Ohio incurred a pre-tax impairment of $79 million in the third quarter of 2011 to write down the carrying value of excess emission allowances held by Commercial Power to fair value. The charge is recorded in Goodwill and other impairment charges on Duke Energy and Duke Energy Ohio’s Condensed Consolidated Statement of Operations. This amount is based on the fair value of total allowances held by Commercial Power for compliance under the continuing CAA acid rain cap-and-trade program as of September 30, 2011.

The changes in net carrying amounts of intangible assets during the nine months ended September 30, 2011 relates primarily to the CSAPR impairments discussed above, as well as the consumption, purchases and/or sales of emission allowances.

Other Impairments. As a result of project cost overages related to the Edwardsport IGCC plant, Duke Energy Indiana recorded pre-tax charges to earnings of $222 million in the third quarter of 2011 and $44 million in the third quarter of 2010.

Refer to Note 4 for a further discussion of the Edwardsport IGCC project.

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

For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that qualify and are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Any gains or losses on the derivative are included in the same line item as the offsetting loss or gain on the hedged item in the Condensed Consolidated Statements of Operations. Regulatory accounting treatment is applied to substantially all of the derivative instruments at Duke Energy Carolinas and Duke Energy Indiana.

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

Commodity Fair Value Hedges. At September 30, 2011, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At September 30, 2011, there were no open commodity derivative instruments that were designated as cash flow hedges.

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

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. At September 30, 2011, Duke Energy Carolinas does not have any undesignated commodity contracts.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at September 30, 2011 are primarily associated with forward sales and purchases of power, coal and emission allowances, for the Commercial Power segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at September 30, 2011 are primarily associated with forward purchases and sales of power, financial transmission rights and emission allowances.

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

The following table shows the notional amounts for derivatives related to interest rate risk at September 30, 2011 and December 31, 2010.

Notional Amounts of Derivative Instruments Related to Interest Rate Risk

	Duke Energy Corporation	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
		(in millions)
Cash Flow Hedges(a)	$846	$—	$—	$—
Undesignated Contracts	748	500	27	200
Fair Value Hedges	275	25	250	—

Total Notional Amount at September 30, 2011	$1,869	$525	$277	$200

	Duke Energy Corporation	Duke Energy Carolinas	Duke Energy Ohio
		(in millions)
Cash Flow Hedges(a)	$492	$—	$—
Undesignated Contracts	561	500	27
Fair Value Hedges	275	25	250

Total Notional Amount at December 31, 2010	$1,328	$525	$277

(a)	Includes amounts related to non-recourse variable rate long-term debt of VIEs of $470 million at September 30, 2011 and $492 million at December 31, 2010.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Volumes

The following tables show information relating to the volume of Duke Energy and Duke Energy Ohio’s commodity derivative activity outstanding as of September 30, 2011 and December 31, 2010. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy and Duke Energy Ohio have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

Duke Energy	September 30, 2011	December 31, 2010
Commodity contracts
Electricity-energy (Gigawatt-hours)	7,048	8,200
Electricity-capacity (Gigawatt-months)	—	58
Emission allowances: SO2 (thousands of tons)	8	8
Natural gas (millions of decatherms)	37	37

Duke Energy Ohio	September 30, 2011	December 31, 2010
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	11,947	13,183
Electricity-capacity (Gigawatt-months)	—	60

(a)	Amounts include intercompany positions that are eliminated at Duke Energy.

The following table shows fair value amounts of derivative contracts as of September 30, 2011 and December 31, 2010, and the line item(s) in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Condensed Consolidated Balance Sheets

Balance Sheet Location

Duke Energy	September 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	5	—	5	—
Investments and Other Assets: Other	4	—	16	—
Current Liabilities: Other	—	13	—	13
Deferred Credits and Other Liabilities: Other	—	71	—	—

Total Derivatives Designated as Hedging Instruments	$9	$84	$21	$13

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$73	$30	$108	$54
Investments and Other Assets: Other	43	6	55	4
Current Liabilities: Other	15	50	75	118
Deferred Credits and Other Liabilities: Other	9	77	3	72
Interest rate contracts
Investments and Other Assets: Other(a)	—	—	60	—
Current Liabilities: Other(a)(b)	—	94	—	2
Deferred Credits and Other Liabilities: Other(c)	—	68	—	5

Total Derivatives Not Designated as Hedging Instruments	$140	$325	$301	$255

Total Derivatives	$149	$409	$322	$268

(a)	As of December 31, 2010, includes $60 million related to interest rate swaps at Duke Energy Carolinas which receive regulatory accounting treatment.
(b)	As of September 30, 2011, includes $92 million related to interest rate swaps at Duke Energy Carolinas which receive regulatory accounting treatment.
(c)	As of September 30, 2011, includes $60 million related to interest rate swaps at Duke Energy Indiana which receive regulatory accounting treatment.

Duke Energy Ohio	September 30, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	4	—	4	—
Investments and Other Assets: Other	4	—	2	—

Total Derivatives Designated as Hedging Instruments	$8	$—	$6	$—

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$55	$34	$106	$57
Investments and Other Assets: Other	7	2	6	2
Current Liabilities: Other	16	30	75	98
Deferred Credits and Other Liabilities: Other	12	17	3	7
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	7	—	4

Total Derivatives Not Designated as Hedging Instruments	$90	$91	$190	$169

Total Derivatives	$98	$91	$196	$169

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three and nine months ended September 30, 2011 and 2010, and the Condensed Consolidated Statements of Operations line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-Tax Gains and (Losses) Recognized in Comprehensive Income

Duke Energy	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Location of Pre-tax Gains (Losses) Reclassified from AOCI into Earnings(a)
Commodity contracts
Fuel used in electric generation and purchased power—non-regulated	—	1	—	1
Interest rate contracts
Interest expense	(1)	(2)	(4)	(4)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(1)	$(1)	$(4)	$(3)

Duke Energy Ohio	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Location of Pre-tax Gains Reclassified from AOCI into Earnings(a)
Commodity contracts
Fuel used in electric generation and purchased power—non-regulated	—	1	—	1

Total Pre-tax Gains Reclassified from AOCI into Earnings	$—	$1	$—	$1

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

Duke Energy’s effective portion of losses on cash flow hedges that were recognized in AOCI during the three and nine months ended September 30, 2011 were pre-tax losses of $73 million and $80 million, respectively, and pre-tax losses of $1 million and $14 million, respectively, during the three and nine months ended September 30, 2010. In addition, there was no hedge ineffectiveness during the three and nine months ended September 30, 2011 and 2010, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy. At September 30, 2011, $108 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remains in AOCI, and a $7 million pre-tax gain is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio. At September 30, 2011, there were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument during the three and nine months ended September 30, 2011 and 2010, and the line item(s) in the Condensed Consolidated Statements of Operations in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Undesignated Contracts—Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

Duke Energy	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Location of Pre-Tax Gains (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$—	$—	$—	$1
Revenue, non-regulated electric, natural gas and other	—	3	(25)	(31)
Fuel used in electric generation and purchased power-non-regulated	—	—	(1)	6

Total Pre-tax Gains (Losses) Recognized in Earnings	$—	$3	$(26)	$(24)

Location of Pre-Tax Gains (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$2	$—	$1	$2
Regulatory Liability	2	(2)	12	10
Interest rate contracts
Regulatory Asset(a)	(146)	(6)	(155)	(8)
Regulatory Liability(b)	(60)	—	(60)	—

Total Pre-tax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$(202)	$(8)	$(202)	$4

(a)	Includes amounts related to interest rate swaps at Duke Energy Carolinas during the three and nine months ended September 30, 2011 of $82 million and $91 million, respectively, and includes $60 million related to interest rate swaps at Duke Energy Indiana for both the three and nine months ended September 30, 2011.
(b)	Amounts relate to interest rate swaps at Duke Energy Carolinas.

Duke Energy Ohio	Three Months Ended September 30,		Nine months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Location of Pre-Tax Gains (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	$(6)	$46	$(28)	$28
Fuel used in electric generation and purchased power-non-regulated	—	—	(1)	6
Interest rate contracts
Interest expense	—	(1)	(1)	(1)

Total Pre-tax Gains (Losses) Recognized in Earnings(a)	$(6)	$45	$(30)	$33

Location of Pre-Tax Gains (Losses) Recognized as Regulatory Assets
Commodity contracts
Regulatory Asset	$2	$—	$1	$2
Interest rate contracts
Regulatory Asset	(4)	(2)	(4)	(4)

Total Pre-tax Losses Recognized as Regulatory Assets	$(2)	$(2)	$(3)	$(2)

(a)	Amounts include intercompany positions that are eliminated at Duke Energy.

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represent the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at September 30, 2011 and December 31, 2010.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

Duke Energy	September 30, 2011	December 31, 2010
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$66	$148
Collateral Already Posted	$25	$2
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$4	$14

Duke Energy Ohio	September 30, 2011	December 31, 2010
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$65	$147
Collateral Already Posted	$25	$2
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$4	$14

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy and Duke Energy Ohio have elected to offset fair value amounts (or amounts that approximate fair value) recognized on their Condensed Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements as of September 30, 2011 and December 31, 2010. See Note 9 for additional information on fair value disclosures related to derivatives.

Information Regarding Cash Collateral under Master Netting Arrangements

	September 30, 2011		December 31, 2010
	(in millions)		(in millions)
Duke Energy	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions on the Condensed Consolidated Balance Sheets	$7	—	$2	—
Amounts not offset against net derivative positions on the Condensed Consolidated Balance Sheets(a)	$28	—	$2	$3

	September 30, 2011		December 31, 2010
	(in millions)		(in millions)
Duke Energy Ohio	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions on the Condensed Consolidated Balance Sheets	$7	—	$2	—
Amounts not offset against net derivative positions on the Condensed Consolidated Balance Sheets (a)	$16	$—	—	$3

(a)	Amounts for payables primarily represent margin deposits related to futures contracts.

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

Investments in available-for-sale auction rate securities. Duke Energy held $115 million par value ($97 million carrying value) and $149 million par value ($118 million carrying value) as of September 30, 2011, and December 31, 2010, respectively of auction rate securities for which an active market does not currently exist. During the nine months ended September 30, 2011, $34 million of these investments in auction rate securities were redeemed by the issuer at full par value plus accrued interest. Duke Energy Carolinas held $16 million par value ($12 million carrying value) of these auction rate securities at both September 30, 2011, and December 31, 2010. The vast majority of these auction rate securities are AAA rated student loan securities for which substantially all the values are ultimately backed by the U.S. government. Those auction rate securities which are classified as long-term investments are valued using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models which incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted discount rates when relevant observable inputs are not available to determine the present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Those auction rate securities which are classified as Short-term investments are valued using Level 2 measurements, as they are valued at par based on a commitment by the issuer to redeem at par value. As of September 30, 2011, Duke Energy held $25 million of auction rate securities classified as short-term investments. In October 2011, Duke Energy received $25 million from the issuer who redeemed the securities at par value. As a result, at September 30, 2011, Duke Energy recorded the fair value equal to the par value and transferred these securities from Level 3 to Level 2.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the nine months ended September 30, 2011 or 2010.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Condensed Consolidated Balance Sheets at fair value at September 30, 2011 and December 31, 2010. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at September 30, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$97	$—	$25	$72
Nuclear decommissioning trust fund equity securities	1,206	1,154	46	6
Nuclear decommissioning trust fund debt securities	718	151	519	48
Other long-term trading and available-for-sale equity securities(b)	62	55	7	—
Other trading and available-for-sale debt securities(c)	330	27	303	—
Derivative assets(d)	89	15	9	65

Total Assets	$2,502	$1,402	$909	$191
Derivative liabilities(e)	(349)	(57)	(203)	(89)

Net Assets	$2,153	$1,345	$706	$102

(a)	$72 million of these securities are included in Other within Investments and Other Assets and $25 million are classified as Short-Term Investments on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	$209 million of these securities are included in Other within Investments and Other Assets and $121 million are classified as Short-Term Investments on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(e)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$118	$—	$—	$118
Nuclear decommissioning trust fund equity securities	1,365	1,313	46	6
Nuclear decommissioning trust fund debt securities	649	35	573	41
Other long-term trading and available-for-sale equity securities(a)	164	157	7	—
Other long-term trading and available-for-sale debt securities(a)	221	10	211	—
Derivative assets(b)	186	21	81	84

Total Assets	$2,703	$1,536	$918	$249
Derivative liabilities(c)	(132)	(8)	(21)	(103)

Net Assets	$2,571	$1,528	$897	$146

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Three Months Ended September 30, 2011
Balance at July 1, 2011	$90	$53	$(22)	$121
Total pre-tax realized or unrealized gains included in earnings:
Revenue, regulated electric(a)	—	—	8	8
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	8	—	—	8
Purchases, sales, issuances and settlements:
Purchases(a)	—	—	8	8
Settlements	(1)	—	(2)	(3)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	1	(16)	(15)
Transfers out of Level 3	(25)			(25)

Balance at September 30, 2011	$72	$54	$(24)	$102

(a) Derivative amounts relate to financial transmission rights.

Three Months Ended September 30, 2010
Balance at July 1, 2010	$178	$48	$(7)	$219

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(15)	(15)
Fuel used in electric generation and purchased power—non-regulated	—	—	(3)	(3)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	2	—	—	2
Net purchases, sales, issuances and settlements	(3)	(4)	2	(5)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	2	1	3

Balance at September 30, 2010	$177	$46	$(22)	$201

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Nine months Ended September 30, 2011
Balance at January 1, 2011	$118	$47	$(19)	$146
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, regulated electric(a)	—	—	8	8
Revenue, non-regulated electric, natural gas, and other	—	—	(19)	(19)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	13	—	—	13
Net purchases, sales, issuances and settlements:
Purchases(a)	—	7	8	15
Sales	—	(3)	—	(3)
Settlements	(25)	—	(5)	(30)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	3	3	6
Transfers out of Level 3	(34)			(34)

Balance at September 30, 2011	$72	$54	$(24)	$102

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2011:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$(12)	$(12)

Total	$—	$—	$(12)	$(12)

(a) Derivative amounts relate to financial transmission rights

Nine months Ended September 30, 2010
Balance at January 1, 2010	$198	$—	$25	$223
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(44)	(44)
Fuel used in electric generation and purchased power-non-regulated	—	—	(14)	(14)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	12	—	—	12
Net purchases, sales, issuances and settlement	(33)	44	(5)	6
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	2	16	18

Balance at September 30, 2010	$177	$46	$(22)	$201

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

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value at September 30, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at September 30, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities	1,206	1,154	46	6
Nuclear decommissioning trust fund debt securities	718	151	519	48
Derivative assets(b)	1	—	1	—

Total assets	1,937	1,305	566	66
Derivative liabilities(c)	(92)	—	(92)	—

Net Assets	$1,845	$1,305	$474	$66

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities	1,365	1,313	46	6
Nuclear decommissioning trust fund debt securities	649	35	573	41
Derivative assets(b)	62	1	61	—

Total assets	2,088	1,349	680	59
Derivative liabilities(c)	(1)	(1)	—	—

Net Assets	$2,087	$1,348	$680	$59

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Three Months Ended September 30, 2011
Balance at July 1, 2011	$12	$53	$65
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	1	1

Balance at September 30, 2011	$12	$54	$66

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Three Months Ended September 30, 2010
Balance at July 1, 2010	$60	$48	$108
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	1	—	1
Net purchases, sales, issuances and settlements	—	(4)	(4)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	2	2

Balance at September 30, 2010	$61	$46	$107

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Nine months Ended September 30, 2011
Balance at January 1, 2011	$12	$47	$59
Purchases, sales, issuances and settlements:
Purchases	—	7	7
Sales	—	(3)	(3)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	3	3

Balance at September 30, 2011	$12	$54	$66

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Nine months Ended September 30, 2010
Balance at January 1, 2010	$66	$—	$66
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	3	—	3
Net purchases, sales, issuances and settlements	—	44	44
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(8)	2	(6)

Balance at September 30, 2010	$61	$46	$107

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets at fair value at September 30, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 8.

	Total Fair Value Amounts at September 30, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$34	$11	$8	$15
Derivative liabilities(b)	(27)	(11)	(8)	(8)

Net Assets	$7	$—	$—	$7

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

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

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
Three Months Ended September 30, 2011
Balance at July 1, 2011	$7
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	(1)
Purchases, sales, issuances and settlements:
Settlements	(1)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	2

Balance at September 30, 2011	$7

Three Ended September 30, 2010
Balance at July 1, 2010	$(4)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	29
Fuel used in electric generation and purchased power—non-regulated	(2)
Net purchases, sales, issuances and settlements	9

Balance at September 30, 2010	$32

Derivatives (net)
Nine months Ended September 30, 2011
Balance at January 1, 2011	$13
Total pre-tax realized or unrealized losses included in earnings:
Revenue, non-regulated electric and other	(7)
Purchases, sales, issuances and settlements:
Settlements	(2)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	3

Balance at September 30, 2011	$7

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2011:
Revenue, non-regulated electric and other	$1

Total	$1

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Derivatives (net)
Nine months Ended September 30, 2010
Balance at January 1, 2010	$7
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	27
Fuel used in electric generation and purchased power—non-regulated	(13)
Net purchases, sales, issuances and settlements	8
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	3

Balance at September 30, 2010	$32

Pre-tax amounts included in the Condensed Consolidated Statements of Operations related to Level 3 measurements outstanding at September 30, 2010:
Revenue, non-regulated electric and other	$31
Fuel used in electric generation and purchased power—non-regulated	(1)

Total	$30

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets at fair value at September 30, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at September 30, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)	$42	$42	$—	$—
Available-for-sale debt securities(a)	28	—	28	—
Derivative assets(b)	6	—	—	6

Total Assets	76	42	28	6
Derivative liabilities(c)	(62)	—	(62)	—

Net Assets	$14	$42	$(34)	$6

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)	$47	$47	$—	$—
Available-for-sale debt securities(a)	26	—	26	—
Derivative assets(b)	4	—	—	4

Total Assets	77	47	26	4
Derivative liabilities(c)	(2)	—	(2)	—

Net Assets	$75	$47	$24	$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

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

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Three Months Ended September 30, 2011
Balance at July 1, 2011	$10
Total pre-tax realized or unrealized gains included in earnings:
Revenue, regulated electric(a)	8
Net purchases, sales, issuances and settlements:
Purchases(a)	8
Settlements	(2)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(18)

Balance at September 30, 2011	$6

Three Months Ended September 30, 2010
Balance at July 1, 2010	$7
Net purchases, sales, issuances and settlements	(3)

Balance at September 30, 2010	$4

(a)	Amounts relate to financial transmission rights.

Derivatives (net)
(in millions)
Nine months Ended September 30, 2011
Balance at January 1, 2011	$4
Total pre-tax realized or unrealized gains included in earnings:
Revenue, regulated electric(a)	8
Net purchases, sales, issuances and settlements:
Purchases(a)	8
Settlements	(14)

Balance at September 30, 2011	$6

Nine months Ended September 30, 2010
Balance at January 1, 2010	$4
Net purchases, sales, issuances and settlements	(12)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	12

Balance at September 30, 2010	$4

(a)	Amounts relate to financial transmission rights.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Additional Fair Value Disclosures - Long-term debt: The fair value of long-term debt is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of September 30, 2011 and December 31, 2010 are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets.

	As of September 30, 2011
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value(a)	Fair Value	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$19,111	$21,346	$8,273	$9,469	$2,558	$2,685	$3,469	$3,977

(a)	Includes Non-recourse long-term debt of variable interest entities of $959 million for Duke Energy and $300 million for Duke Energy Carolinas.

	As of December 31, 2010
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$18,210	$19,484	$7,770	$8,376	$2,564	$2,614	$3,472	$3,746

(a)	Includes Non-recourse long-term debt of variable interest entities of $976 million for Duke Energy and $300 million for Duke Energy Carolinas.

At both September 30, 2011 and December 31, 2010, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, commercial paper and non-recourse notes payables of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

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

Trading Securities. Duke Energy holds investments in debt and equity securities in grantor trusts that are associated with certain deferred compensation plans. At September 30, 2011 and December 31, 2010, the fair value of these investments was $30 million and $29 million, respectively. Additionally, at December 31, 2010, Duke Energy held Windstream Corp. (Windstream) equity securities, which were received as proceeds from the sale of Duke Energy’s equity investment in Q-Comm Corporation during the fourth quarter of 2010. The fair value of these securities at December 31, 2010 was $87 million. Duke Energy subsequently sold these securities in the first quarter of 2011. Proceeds received from the sale of Windstream equity securities are reflected in Net proceeds from the sale of equity investments and other assets, and sales of and collections on notes receivable in the Duke Energy Condensed Consolidated Statement of Cash Flows.

Available for Sale Securities. Duke Energy’s available-for-sale securities are primarily comprised of investments held in the NDTF at Duke Energy Carolinas, investments in a grantor trust at Duke Energy Indiana related to other post-retirement benefit plans as required by the IURC, Duke Energy captive insurance investment portfolio, investments in short-term securities at Duke Energy International and investments of Duke Energy and Duke Energy Carolinas in auction rate debt securities. The investments within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas and Duke Energy Indiana have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas and Duke Energy Indiana. Accordingly, all unrealized gains and losses associated with equity securities within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized losses associated with investments in debt and equity securities within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are deferred as a regulatory asset or liability. As a result there is no immediate impact on the earnings of Duke Energy Carolinas and Duke Energy Indiana. For investments in debt and equity securities held in the captive insurance investment portfolio investments in short-term securities at Duke Energy International and investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. If so, the write-down to fair value may be included in earnings based on the criteria discussed below.

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

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Management believes, based on consideration of the criteria above that no credit loss exists as of September 30, 2011 and December 31, 2010. Management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis. Therefore, management has concluded that there were no other-than-temporary impairments necessary as of September 30, 2011 and December 31, 2010. Accordingly, all changes in the market value of investments in auction rate debt securities, short-term investments at Duke Energy International and captive insurance investments were reflected as a component of other comprehensive income in 2011 and 2010.

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

Short-term and Long-term investments. Duke Energy classifies its investments in debt and equity securities held in the Duke Energy Carolinas NDTF (see Note 9 for further information), the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long-term. Investments at Duke Energy International are classified as short-term and are available for current operations. Additionally, Duke Energy has classified $72 million carrying value ($90 million par value) and $118 million carrying value ($149 million par value) of investments in auction rate debt securities as long-term at September 30, 2011 and December 31, 2010, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Condensed Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

The estimated fair values of short-term and long-term investments classified as available-for-sale for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana are as follows (in millions):

Duke Energy

	September 30, 2011			December 31, 2010
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments(b)	$—	$—	$146	$—	$—	$—

Total short-term investments	$—	$—	$146	$—	$—	$—

Equity Securities	$334	$(60)	$1,261	$481	$(16)	$1,435
Corporate Debt Securities	8	(4)	226	12	(3)	270
Municipal Bonds	2	—	62	1	(9)	69
U.S. Government Bonds	21	—	373	10	(1)	235
Auction Rate Debt Securities(c)	—	(19)	72	—	(31)	118
Other	5	(2)	243	11	(5)	274

Total long-term investments	$370	$(85)	$2,237	$515	$(65)	$2,401

(a)	The table above includes unrealized gains and losses of $364 million and $63 million, respectively, at September 30, 2011 and unrealized gains and losses of $505 million and $32 million, respectively, at December 31, 2010 associated with investments held in the NDTF. Additionally, the table above includes unrealized gains and losses of $2 million and $1 million respectively, at September 30, 2011 and unrealized gains of $6 million and an insignificant amount of unrealized losses, respectively, at December 31, 2010 associated with investments held in the Duke Energy Indiana grantor trust. As discussed above, unrealized losses on investments within the NDTF and Duke Energy Indiana grantor trust are deferred as a regulatory asset pursuant to regulatory accounting treatment.
(b)	At September 30, 2011, auction rate securities estimated fair value of $25 million are classified as Short-Term Investments on the Condensed Consolidated Balance Sheets.
(c)	At September 30, 2011, auction rate securities estimated fair value of $72 million are included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

Debt securities held at September 30, 2011, which excludes auction rate securities based on the stated maturity date, mature as follows: $115 million in less than one year, $292 million in one to five years, $235 million in six to 10 years and $383 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011			As of December 31, 2010
	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$241	$(13)	$(47)	$85	$(11)	$(5)
Corporate Debt Securities	195	(1)	(3)	73	(2)	(2)
Municipal Bonds	9	—	—	42	(8)	(1)
U.S. Government Bonds	84	—	—	38	—	(1)
Auction Rate Debt Securities(b)	71	(19)	—	118	(31)	—
Other	115	(1)	(1)	84	(1)	(3)

Total long-term investments	$715	$(34)	$(51)	$440	$(53)	$(12)

(a)	The table above includes fair values of $459 million and $226 million at September 30, 2011 and December 31, 2010, respectively, associated with investments held in the NDTF. Additionally, the table above includes fair values of $15 million and $5 million at September 30, 2011 and December 31, 2010, respectively, associated with investments held in the Duke Energy Indiana grantor trust.
(b)	See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Carolinas

	September 30, 2011			December 31, 2010
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$333	$(57)	$1,206	$475	$(16)	$1,365
Corporate Debt Securities	6	(3)	174	10	(3)	227
Municipal Bonds	1	—	34	1	(9)	43
U.S. Government Bonds	20	—	346	10	—	224
Auction Rate Debt Securities	—	(3)	12	—	(3)	12
Other	4	(3)	164	9	(4)	155

Total long-term investments	$364	$(66)	$1,936	$505	$(35)	$2,026

Debt securities held at September 30, 2011, which excludes auction rate securities based on the stated maturity date, mature as follows: $83 million in less than one year, $131 million in one to five years, $202 million in six to 10 years and $302 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011			As of December 31, 2010
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$220	$(13)	$(44)	$79	$(11)	$(5)
Corporate Debt Securities	60	(1)	(2)	59	(2)	(1)
Municipal Bonds	2	—	—	28	(8)	(1)
U.S. Government Bonds	76	—	—	33	—	—
Auction Rate Debt Securities(a)	12	(3)	—	12	(3)	—
Other	101	(1)	(2)	27	(1)	(3)

Total long-term investments	$471	$(18)	$(48)	$238	$(25)	$(10)

(a)	See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Indiana

	September 30, 2011			December 31, 2010
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$1	$(1)	$42	$6	$—	$47
Municipal Bonds	1	—	28	—	—	26

Total long-term investments	$2	$(1)	$70	$6	$—	$73

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Debt securities held at September 30, 2011 mature as follows: $1 million in less than one year, $19 million in one to five years, $7 million in six to 10 years and $1 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of September 30, 2011 and December 31, 2010.

	As of September 30, 2011			As of December 31, 2010
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$8	$—	$(1)	$—	$—	$—
Municipal Bonds	7	—	—	14	—	—

Total long-term investments	$15	$—	$(1)	$14	$—	$—

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

Other than the discussion below related to Cinergy Receivables, no financial support was provided to any of the consolidated VIEs during the three or nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, or is expected to be provided in the future, that was not previously contractually required.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Duke Energy
	Duke Energy Carolinas
	Duke Energy Receivables Financing LLC (DERF)	Cinergy Receivables	CinCap V	Renewables	Other	Total
	(in millions)
At September 30, 2011
VIE Balance Sheets
Restricted Receivables of VIEs	$637	$492	$13	$7	$3	$1,152
Other Current Assets	—	—	4	82	8	94
Intangibles, net	—	—	—	12	—	12
Restricted Other Assets of VIEs	—	—	67	48	61	176
Other Assets	—	—	21	—	—	21
Property, Plant and Equipment Cost, VIEs	—	—	—	921	—	921
Less Accumulated Depreciation and Amortization	—	—	—	(53)	—	(53)
Other Assets and Deferred Debits	—	—	—	25	9	34

Total Assets	637	492	105	1,042	81	2,357
Accounts Payable	—	—	—	1	2	3
Non-Recourse Notes Payable	—	275	—	—	—	275
Taxes Accrued	—	—	—	3	—	3
Current Maturities of Long-Term Debt	—	—	10	57	5	72
Other Current Liabilities	—	—	5	57	—	62
Non-Recourse Long-Term Debt	300	—	63	533	63	959
Deferred Income Taxes	—	—	—	173	—	173
Asset Retirement Obligation	—	—	—	12	—	12
Other Liabilities	—	—	20	37	1	58

Total Liabilities	300	275	98	873	71	1,617

Noncontrolling interests	—	—	—	—	2	2

Net Duke Energy Corporation Shareholders’ Equity	$337	$217	$7	$169	$8	$738

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

DERF. Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit, which expires in August 2013. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

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

Cinergy Receivables. Cinergy Receivables was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to Cinergy Receivables. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by Cinergy Receivables through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by Cinergy Receivables to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from Cinergy Receivables (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by Cinergy Receivables against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of Cinergy Receivables and next by the subordinated retained interests held by Duke Energy

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to Cinergy Receivables may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. For the nine months ended September 30, 2011, Duke Energy infused $6 million of equity to Cinergy Receivables to remedy net worth deficiencies. For the three and nine months ended September 30, 2010, Duke Energy infused $4 million and $10 million, respectively, of equity to Cinergy Receivables to remedy net worth deficiencies. The amount borrowed fluctuates based on the amount of receivables sold. The debt is short-term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is October 2011; however, Duke Energy extended the expiration date to October 2012 subsequent to September 30, 2011. Cinergy Receivables is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of Cinergy Receivables are not funded by Cinergy, but by Duke Energy. The most significant activity of Cinergy Receivables relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, Duke Energy consolidates Cinergy Receivables. Neither Duke Energy Ohio or Duke Energy Indiana consolidate Cinergy Receivables.

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

Renewables. Duke Energy’s renewable energy facilities include Green Frontier Windpower, LLC, Top of The World Wind Energy LLC and various solar projects, all subsidiaries of DEGS, an indirect wholly-owned subsidiary of Duke Energy.

These renewable energy facilities are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power. Duke Energy has consolidated these entities since inception because the most significant activities that impact the economic performance of these renewable energy facilities were the decisions associated with the siting, negotiation of the purchase power agreement, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance related activities, all of which were made solely by Duke Energy.

The debt held by these renewable energy facilities is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity or purchase the assets of these renewable energy facilities. Duke Energy does not guarantee performance except for an immaterial multi-purpose letter of credit and various immaterial debt service reserve and operations and maintenance reserve guarantees. The assets are restricted and they cannot be pledged as collateral or sold to third parties without the prior approval of the debt holders.

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

During the second quarter of 2011, the customer for an on-site generation facility cancelled its contract. As a result, the entity providing the on-site generation services no longer has any activity or assets, other than a receivable with payments to be collected through 2017. As of September 30, 2011, Duke Energy no longer consolidates this entity.

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

			Duke Energy
	Duke Energy Ohio	Duke Energy Indiana	DukeNet	Renewables	Other	Total
At September 30, 2011 Consolidated Balance Sheets
Receivables	$87	$122	$—	$—	$—	$—
Investments in equity method unconsolidated affiliates	—	—	130	84	25	239
Intangibles	113	—	—	—	113	113

Total Assets	200	122	130	84	138	352
Other Current Liabilities	—	—	—	—	1	1
Deferred Credits and Other Liabilities	—	—	—	—	18	18

Total Liabilities	—	—	—	—	19	19

Net Duke Energy Corporation Shareholders’ Equity	$200	$122	$130	$84	$119	$333

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

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the three and nine months ended September 30, 2011 and the year ended December 31, 2010, respectively, or is expected to be provided in the future.

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

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price (typically approximates 25% of the total proceeds). The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets at September 30, 2011 and December 31, 2010. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table shows the gross and net receivables sold as of September 30, 2011 and December 31, 2010, respectively:

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of September 30, 2011	$262	$262
Less: Retained interests	87	122

Net receivables sold as of September 30, 2011	$175	$140

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of December 31, 2010	$373	$284
Less: Retained interests	216	192

Net receivables sold as of December 31, 2010	$157	$92

The following table shows the retained interests, sales, and cash flows during the three and nine months ended September 30, 2011 and 2010, respectively:

Three Months Ended September 30, 2011	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$592	$711
Loss recognized on sale	5	5
Cash flows
Cash proceeds from receivables sold	$615	$696
Return received on retained interests	3	3

Three Months Ended September 30, 2010	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$672	$686
Loss recognized on sale	5	5
Cash flows
Cash proceeds from receivables sold	$707	$704
Collection fees received	—	1
Return received on retained interests	4	3

Nine Months Ended September 30, 2011	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$1,832	$2,009
Loss recognized on sale	16	13
Cash flows
Cash proceeds from receivables sold	$1,952	$2,051
Collection fees received	1	1
Return received on retained interests	10	10

Nine Months Ended September 30, 2010	Duke Energy Ohio	Duke Energy Indiana
Sales
Receivables sold	$2,178	$1,893
Loss recognized on sale	19	13
Cash flows
Cash proceeds from receivables sold	$2,236	$1,904
Collection fees received	1	1
Return received on retained interests	12	10

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

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three and nine months ended September 30, 2011 and 2010.

	Income	Average Shares	EPS
	(in millions, except per- share amounts)
Three Months Ended September 30, 2011
Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic	$471	1,332	$0.35

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—diluted	$471	1,333	$0.35

Three Months Ended September 30, 2010
Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic	$669	1,320	$0.51

Effect of dilutive securities:
Stock options, performance and restricted stock		2

Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—diluted	$669	1,322	$0.51

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Income	Average Shares	EPS
	(in millions, except per- share amounts)
Nine Months Ended September 30, 2011
Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic	$1,415	1,331	$1.06

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—diluted	$1,415	1,332	$1.06

Nine Months Ended September 30, 2010
Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—basic	$891	1,315	$0.68

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common stockholders, as adjusted for participating securities—diluted	$891	1,316	$0.68

As of September 30, 2011 and 2010, 11 million and 16 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

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

Duke Energy recorded pre-tax stock-based compensation expense for each of the three and nine months ended September 30, 2011 and 2010 as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011(a)	2010(a)	2011(a)	2010(a)
	(in millions)		(in millions)
Stock Options	$—	$—	$2	$2
Phantom Awards	6	7	20	21
Performance Awards	6	11	17	23
Other Stock Awards	—	1	—	1

Total	$12	$19	$39	$47

(a)	Excludes stock-based compensation cost capitalized of approximately $1 million and $3 million for each of the three and nine months, respectively, ended September 30, 2011 and 2010.

The tax benefit associated with the recorded expense for each of the three months ended September 30, 2011 and 2010 was $5 million and $7 million, respectively. The tax benefit associated with the recorded expense for each of the nine months ended September 30, 2011 and 2010 was $16 million and $18 million, respectively.

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

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$24	$—	$1	$24	$—	$1
Interest cost on benefit obligation	58	2	8	62	2	9
Expected return on plan assets	(96)	—	(3)	(94)	—	(3)
Amortization of prior service cost (credit)	1	—	(2)	1	1	(2)
Amortization of net transition liability	—	—	2	—	—	4
Amortization of loss (gain)	20	1	—	12	—	(2)
Other	4	—	—	5	—	—

Net periodic costs	$11	$3	$6	$10	$3	$7

(a)	Excludes regulatory asset amortization of $4 million for each of the three months ended September 30, 2011 and 2010, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $2 million for each of the three months ended September 30, 2011 and 2010, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$72	$1	$5	$72	$1	$5
Interest cost on benefit obligation	174	6	26	186	6	29
Expected return on plan assets	(288)	—	(11)	(283)	—	(11)
Amortization of prior service cost (credit)	4	1	(6)	4	2	(6)
Amortization of net transition liability	—	—	7	—	—	8
Amortization of loss (gain)	58	1	(2)	37	—	(4)
Contractual termination benefit cost	—	—	—	10	—	—
Other	13	—	—	14	—	—

Net periodic costs	$33	$9	$19	$40	$9	$21

(a)	Excludes regulatory asset amortization of $11 million and $12 million for the nine months ended September 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $6 million and $7 million for the nine months ended September 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

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

Duke Energy Carolinas

	Three Months Ended September 30, 2011			Three Months Ended September 30, 2010
	Qualified pension plans	Non- Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Non- Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$9	$—	$—	$9	$—	$1
Interest cost on benefit obligation	21	—	4	23	—	4
Expected return on plan assets	(37)	—	(2)	(37)	—	(3)
Amortization of prior service cost (credit)	1	—	(1)	1	1	(1)
Amortization of net transition liability	—	—	2	—	—	2
Amortization of loss	9	—	1	6	—	1
Other	1	—	—	2	—	—

Net periodic costs	$4	$—	$4	$4	$1	$4

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Nine Months Ended September 30, 2011			Nine Months Ended September 30, 2010
	Qualified pension plans	Non- Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Non- Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$28	$—	$1	$27	$—	$2
Interest cost on benefit obligation	64	1	12	68	1	13
Expected return on plan assets	(112)	—	(7)	(110)	—	(8)
Amortization of prior service credit	1	—	(4)	1	1	(4)
Amortization of net transition liability	—	—	7	—	—	7
Amortization of loss	27	—	2	20	—	2
Other	5	—	—	6	—	—

Net periodic costs	$13	$1	$11	$12	$2	$12

See Note 17 for additional information related to amounts reflected on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets associated with obligations related to qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Carolinas by Duke Energy.

Duke Energy Ohio

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$2	$1	$2	$1
Interest cost on projected benefit obligation	8	1	8	2
Expected return on plan assets	(11)	—	(11)	(1)
Amortization of prior service (credit) cost	—	(1)	1	(1)
Amortization of loss (gain)	2	(1)	1	(1)
Other	1	—	—	—

Net periodic costs	$2	$—	$1	$—

(a)	Excludes regulatory asset amortization of $2 million for each of the three months ended September 30, 2011 and 2010, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $1 million and $2 million for the three months ended September 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$5	$1	$5	$1
Interest cost on projected benefit obligation	24	2	25	3
Expected return on plan assets	(33)	—	(32)	(1)
Amortization of prior service (credit) cost	—	(1)	1	(1)
Amortization of loss (gain)	6	(2)	3	(2)
Other	2	—	1	—

Net periodic costs	$4	$—	$3	$—

(a)	Excludes regulatory asset amortization of $5 million and $6 million for the nine months ended September 30, 2011 and 2010, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)	Excludes regulatory asset amortization of $2 million for each of the nine months ended September 30, 2011 and 2010, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Components of net periodic costs for Duke Energy Ohio’s non-qualified pension plans were an insignificant amount for the three and nine months ended September 30, 2011 and 2010.

See Note 17 for additional information related to amounts reflected on Duke Energy Ohio’s Condensed Consolidated Balance Sheets associated with obligations related to qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Ohio by Duke Energy.

Duke Energy Indiana

	Three Months Ended September 30, 2011		Three Months Ended September 30, 2010
	Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$3	$1	$3	$1
Interest cost on projected benefit obligation	8	1	8	2
Expected return on plan assets	(12)	—	(11)	—
Amortization of prior service cost	—	—	1	—
Amortization of loss	3	—	3	—
Other	1	—	—	—

Net periodic costs	$3	$2	$4	$3

	Nine Months Ended September 30, 2011		Nine Months Ended September 30, 2010
	Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$8	$1	$8	$1
Interest cost on projected benefit obligation	23	5	24	6
Expected return on plan assets	(34)	(1)	(33)	(1)
Amortization of prior service cost	1	—	2	—
Amortization of loss	10	1	9	1
Other	2	—	1	—

Net periodic costs	$10	$6	$11	$7

Components of net periodic costs for Duke Energy Indiana’s non-qualified pension plans were an insignificant amount for the three and nine months ended September 30, 2011 and 2010.

See Note 17 for additional information related to amounts reflected on Duke Energy Indiana’s Condensed Consolidated Balance Sheets associated with obligations related to qualified pension plans, non-qualified pension plans and other post-retirement benefit plans, which are allocated to Duke Energy Indiana by Duke Energy.

Employee Savings Plan

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of $18 million and $68 million during the three and nine months ended September 30, 2011, respectively. Duke Energy made pre-tax employer matching contributions of $18 million and $67 million during the three and nine months ended September 30, 2010, respectively.

The Subsidiary Registrants participate in Duke Energy sponsored employee savings plans. The following table shows the respective Subsidiary Registrants’ expense related to its proportionate share of pre-tax employer matching contributions.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
Duke Energy Carolinas	$8	$8	$28	$28
Duke Energy Ohio	1	—	3	3
Duke Energy Indiana	1	—	6	4

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

15. Severance

2011 Severance Plans. In conjunction with the proposed merger with Progress Energy, in August 2011, Duke Energy announced plans to offer a voluntary severance plan to approximately 4,850 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. The window for employees to request to voluntarily end their employment under this plan opened on November 7, 2011 and will close on November 30, 2011. Duke Energy is unable to estimate the amount of severance payments associated with this voluntary plan until the close of the window. Duke Energy reserves the right to reject any request to volunteer based on business needs and/or excessive participation. The voluntary severance plan is contingent upon the successful close of the proposed merger with Progress Energy.

2010 Severance Plans. During 2010, the majority of severance charges were related to a voluntary severance plan whereby eligible employees were provided a window during which to accept termination benefits. As this was a voluntary plan, all severance benefits offered under this plan were considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Approximately 900 employees accepted the termination benefits during the voluntary window period, which closed March 31, 2010. Future severance costs under Duke Energy’s ongoing severance plan, if any, are currently not estimable.

Amounts included in the table below represent severance expense recorded by the Duke Energy Registrants during 2010. The Duke Energy Registrants recorded insignificant amounts for severance expense during 2011.

	Three Months Ended September 30, 2010(a)	Nine Months Ended September 30, 2010(a)
Duke Energy	$20	$164
Duke Energy Carolinas	13	98
Duke Energy Ohio	2	23
Duke Energy Indiana	3	29

(a)	These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.

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

	Balance at December 31, 2010	Provision/ Adjustments	Cash Reductions	Balance at September 30, 2011
	(in millions)
Duke Energy	$87	$1	$(52)	$36
Duke Energy Carolinas	21	(1)	(18)	2
Duke Energy Indiana	1	—	(1)	—

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

16. Income Taxes and Other Taxes

Income Taxes. Duke Energy and its subsidiaries file income tax returns in the U.S. with federal and various state governmental authorities, and in certain foreign jurisdictions. The taxable income of Duke Energy and its subsidiaries is reflected in Duke Energy’s U.S. federal and state income tax returns. These subsidiaries have a tax sharing agreement with Duke Energy where the separate return method is used to allocate tax expenses and benefits to the subsidiaries whose investments or results of operations provide these tax expenses and benefits. The accounting for income taxes essentially represents the income taxes that each of these subsidiaries would incur if it were a separate company filing its own tax return as a C-Corporation.

The following table includes information regarding the Duke Energy Registrants unrecognized tax benefits.

September 30, 2011	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Unrecognized tax benefits(a)	$392	$262	$33	$22
Amount that if recognized, would affect the effective tax rate or regulatory liability(b)	121	113	—	—
Amount that if recognized, would be recorded as a component of discontinued operations	11	—	—	—
December 31, 2010
Unrecognized tax benefits(a)	342	217	29	21

(a)	The Duke Registrants do not anticipate a significant increase or decrease in unrecognized tax benefits in the next twelve months.
(b)	Duke Energy and Duke Energy Carolinas are unable to estimate the specific amounts that would affect the effective tax rate or regulatory liability.

Duke Energy and its subsidiaries are no longer subject to U.S. federal examination for years before 2004. The years 2004 and 2005 are in Appeals. The Internal Revenue Service (IRS) is currently auditing the federal income tax returns for years 2006 and 2007. With few exceptions, Duke Energy and its subsidiaries are no longer subject to state, local or non-U.S. income tax examinations by tax authorities for years before 1999.

The effective tax rates for each of the Duke Energy Registrants are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Duke Energy	30.7%	31.2%	30.8%	41.9%
Duke Energy Carolinas	37.0%	33.8%	36.1%	33.9%
Duke Energy Ohio	47.3%	32.6%	36.9%	(32.6)%
Duke Energy Indiana	37.2%	32.2%	30.8%	33.8%

As discussed in Note 7, in the second quarter of 2010, Duke Energy recorded a non-deductible goodwill impairment charge of $500 million and Duke Energy Ohio recorded non-deductible goodwill impairment charges of $677 million. In the third quarter of 2011, federal true ups related to the 2010 tax return filing were recorded, which resulted in an increase in income tax expense for Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana. Duke Energy Indiana has reflected an increase in AFUDC equity in 2011, as well as a reduction in pre-tax income due to the Edwardsport IGCC impairment in the third quarter of 2011.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Duke Energy Carolinas	$45	$47	$118	$123
Duke Energy Ohio	27	28	86	90
Duke Energy Indiana	9	8	24	22

Total Duke Energy	$81	$83	$228	$235

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

17. Related Party Transactions

Duke Energy Carolinas

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 are as follows:

Assets/(Liabilities)

	September 30, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets (b)	$82	$293
Non-current assets(c)	110	104
Current liabilities(d)	(125)	(195)
Non-current liabilities(e)	(65)	(93)
Net deferred tax liabilities(f)	(4,442)	(3,906)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits and with money pool arrangements as discussed below.
(b)	Of the balances at September 30, 2011, $1 million is classified as Receivables and $81 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balances at December 31, 2010, $90 million is classified as Receivables and $203 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at September 30, 2011 and December 31, 2010 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	The balances at September 30, 2011, and December 31, 2010, are classified as Accounts payable on the Condensed Consolidated Balance Sheets.
(e)	The balances at September 30, 2011 and December 31, 2010 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at September 30, 2011, $(4,530) million is classified as Deferred income taxes and $88 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(3,988) million is classified as Deferred income taxes and $82 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

As discussed further in Note 14, Duke Energy Carolinas participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Carolinas has been allocated accrued pension and other post-retirement benefit obligations of $247 million at September 30, 2011 and $252 million at December 31, 2010. This amount has been classified in the Consolidated Balance Sheets as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Other current liabilities	$10	$10
Accrued pension and other post-retirement benefit costs	237	242

Other Related Party Amounts

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)
Corporate governance and shared service expenses(a)	$265	$276	$769	$744
Indemnification coverages(b)	5	7	15	19
Rental income and other charged expenses, net(c)	(1)	1	(5)	3

(a)	Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(b)	Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(c)	Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

As discussed further in Note 6, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and certain of its subsidiaries. Interest income associated with money pool activity is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations, was insignificant for each of the three months ended September 30, 2011 and 2010 and $1 million for each of the nine months ended September 30, 2011 and 2010. Interest expense associated with money pool activity is recorded in Interest Expense on the Condensed Consolidated Statements of Operations was insignificant for the three months ended September 30, 2011 and 2010 and $1 million for each of the nine months ended September 30, 2011 and 2010.

In February 2010, Duke Energy Carolinas made a $200 million distribution to its parent, Duke Energy. In June 2010, Duke Energy Carolinas made a $150 million distribution to its parent, Duke Energy.

Duke Energy Ohio

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 are as follows:

Assets/(Liabilities)

	September 30, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets (b)	$84	$82
Non-current assets(c)	12	15
Current liabilities(d)	(60)	(86)
Non-current liabilities(e)	—	(42)
Net deferred tax liabilities(f)	(1,739)	(1,579)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at September 30, 2011, $17 million is classified as Receivables and $67 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $24 million is classified as Receivables and $58 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at September 30, 2011 and December 31, 2010 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	Of the balance at September 30, 2011, ($54) million is classified as Accounts payable, ($4) million is classified as Taxes accrued and ($2) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(83) million is classified as Accounts payable and $(3) million is classified as Other within Current Liabilities on the Condensed Consolidated Balance Sheets.
(e)	The balances at September 30, 2011 and December 31, 2010, are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at September 30, 2011, $(1,755) million is classified as Deferred income taxes, and $16 million is classified as Other within Current Assets, on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(1,588) million is classified as Deferred income taxes, and $9 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

As discussed further in Note 14, Duke Energy Ohio participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations of $192 million at September 30, 2011 and $211 million at December 31, 2010. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit costs	188	207

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Other Related Party Amounts

	Three months ended			Nine months ended
	September 30, 2011		September 30, 2010	September 30, 2011		September 30, 2010
	(in millions)
Corporate governance and shared service expenses(a)	$104		$99	$290		$257
Indemnification coverages(b)	5		5	13		14
Rental income and other charged expenses, net(c)	—	(e)	3	—	(e)	5
Cinergy receivables interest income(d)	3		4	10		12

(a)	Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(b)	Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(c)	Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.
(d)	As discussed in Note 11, certain trade receivables have been sold by Duke Energy Ohio to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations.
(e)	For the three and six months ended September 30, 2011, net rental income was insignificant.

As discussed further in Note 6, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and certain of its subsidiaries. Interest income associated with money pool activity is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations was insignificant for each of the three months ended September 30, 2011 and 2010 and $1 million for each of the nine months ended September 30, 2011 and 2010. Interest expense associated with money pool activity is recorded in Interest Expense on the Condensed Consolidated Statements of Operations was insignificant for each of the three and nine months ended September 30, 2011 and 2010.

Duke Energy Ohio enters into certain derivative positions on behalf of Duke Energy Retail, a consolidated affiliate of Duke Energy. These contracts are undesignated, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Operations. See Note 8 for additional information.

DECAM conducts hedging activities for certain of Duke Energy’s non-regulated entities. DECAM meets its funding needs through an intercompany loan agreement from Duke Energy Ohio’s parent entity, Cinergy. The intercompany loan was executed in February 2011. DECAM had no outstanding intercompany loan balance with Cinergy as of September 30, 2011.

In May 2011, Duke Energy Vermillion, an indirect wholly-owned subsidiary of Duke Energy Ohio, entered into an agreement to sell its 75% undivided ownership interest in the Vermillion Generating Station to Duke Energy Indiana and WVPA. Refer to Note 3 and Note 4 for further discussion.

In September 2011 and March 2011, Duke Energy Ohio paid dividends of $200 million and $285 million, respectively, to its parent, Cinergy.

Duke Energy Indiana

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010 are as follows:

Assets/(Liabilities)

	September 30, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets(b)	$27	$51
Current liabilities(c)	(127)	(69)
Non-current liabilities(d)	(22)	(20)
Net deferred tax liabilities(e)	(872)	(932)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, Cinergy Receivables and money pool arrangements as discussed below.
(b)	Of the balance at September 30, 2011, $23 million is classified as Receivables and $4 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $27 million is classified as Receivables and $24 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Of the balance at September 30, 2011, $(54) million is classified as Accounts payable and $(73) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(67) million is classified as Accounts payable and $(2) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets.
(d)	The balances at September 30, 2011 and December 31, 2010 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(e)	Of the balance at September 30, 2011, $(881) million is classified as Deferred income taxes and $9 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2010, $(973) million is classified as Deferred income taxes and $41 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

As discussed further in Note 14, Duke Energy Indiana participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations of $263 million at September 30, 2011 and $272 million at December 31, 2010. These amounts have been classified in the Condensed Consolidated Balance Sheets as follows:

	September 30, 2011	December 31, 2010
	(in millions)
Other current liabilities	$2	$2
Accrued pension and other post-retirement benefit costs	261	270

Other Related Party Amounts

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
	(in millions)
Corporate governance and shared service expenses(a)	$100	$90	$306	$266
Indemnification coverages(b)	1	2	5	6
Rental income and other charged expenses, net(c)	1	2	4	6
Cinergy receivables interest income(d)	3	4	10	10

(a)	Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(b)	Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations.
(c)	Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.
(d)	As discussed in Note 11, certain trade receivables have been sold by Duke Energy Indiana to Cinergy Receivables, a consolidated entity formed by Cinergy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from Cinergy Receivables for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations.

As discussed further in Note 6, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and certain of its subsidiaries. Interest income associated with money pool activity is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations and was insignificant for each of the three and nine months ended September 30, 2011 and 2010. Interest expense associated with money pool activity is recorded in Interest Expense on the Condensed Consolidated Statements of Operations. For each of the three and nine months ended September 30, 2011 and 2010 interest expense was insignificant.

In May 2011, Duke Energy Vermillion, an indirect wholly-owned subsidiary of Duke Energy Ohio, entered into an agreement to sell its 75% undivided ownership interest in the Vermillion Generating Station to Duke Energy Indiana and WVPA. Refer to Note 3 and Note 4 for further discussion.

In February 2010, Duke Energy Indiana received a $225 million capital contribution from its parent, Cinergy. In June 2010, Duke Energy Indiana received a $125 million capital contribution from its parent, Cinergy.

18. New Accounting Standards

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to September 30, 2010 and the impact of such adoption, if applicable, has been presented in the respective Condensed Consolidated Financial Statements of the Duke Energy Registrants:

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

ASC 350–Intangibles–Goodwill and Other. In September 2011, the FASB amended existing goodwill impairment testing accounting guidance to provide an entity testing goodwill for impairment with the option of performing a qualitative assessment prior to calculating the fair value of a reporting unit in step one of a goodwill impairment test. Under this revised guidance, a qualitative assessment would require an evaluation of economic, industry, and company-specific considerations. If an entity determines, on a basis of such qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value of a reporting unit, the two-step impairment test, as currently required under existing applicable accounting guidance, would be required. Otherwise, no further impairment testing would be required. The revised goodwill impairment testing accounting guidance is effective for the Duke Energy Registrants’ annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, with early adoption of this revised guidance permitted for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. Since annual goodwill impairment tests are performed by Duke Energy as of August 31, the Duke Energy Registrants early adopted this revised accounting guidance during the third quarter of 2011 and applied that guidance to their annual goodwill impairment tests for 2011.

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of September 30, 2011:

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

19. Comprehensive Income and Accumulated Other Comprehensive Income (Loss)

Comprehensive income (loss) for the Duke Energy Registrants includes net income and all other non-owner changes in equity. The tables below provide the components of other comprehensive income (loss) and total comprehensive income (loss) for the three months ended September 30, 2011 and 2010. Components of other comprehensive income (loss) and total comprehensive income (loss) for the nine months ended September 30, 2011 and 2010 are presented in the respective Condensed Consolidated Statements of Equity and Comprehensive Income.

Duke Energy

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended September 30, 2011
Net Income	$472	$(2)	$470

Other comprehensive income
Foreign currency translation adjustments	(235)	(11)	(246)
Pension and OPEB related adjustments to AOCI(a)	1	—	1
Net unrealized loss on cash flow hedges (b)	(47)	—	(47)
Reclassification into earnings from cash flow hedges(c)	1	—	1
Unrealized gain on investments in auction rate securities(d)	3	—	3

Other comprehensive income, net of tax	(277)	(11)	(288)

Total Comprehensive Income	$195	$(13)	$182

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

(a)	Net of insignificant tax expense.
(b)	Net of $26 million tax benefit.
(c)	Net of insignificant tax expense.
(d)	Net of $5 million tax expense.

	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
	(in millions)
Three Months Ended September 30, 2010
Net Income (Loss)	$670	$(4)	$666

Other comprehensive income
Foreign currency translation adjustments	88	4	92
Pension and OPEB related adjustments to AOCI(a)	4	—	4
Net unrealized gain on cash flow hedges (b)	1	—	1
Unrealized gain on investments in auction rate securities(c)	2	—	2

Other comprehensive income, net of tax	95	4	99

Total Comprehensive Income	$765	$—	$765

(a)	Net of $5 million tax expense.
(b)	Net of insignificant tax expense.
(c)	Net of insignificant tax expense.

Duke Energy Carolinas

	Three Months Ended September 30,
	2011	2010
	(in millions)
Net Income	$311	$315

Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	2	1
Unrealized gain on investments in auction rate securities(b)	—	1

Other comprehensive income, net of tax	2	2

Total Comprehensive Income	$313	$317

(a)	Net of $1 million tax benefit for the three months ended September 30, 2011 and insignificant tax expense for the three months ended September 30, 2010.
(b)	Net of insignificant tax expense for the three months ended September 30, 2011 and insignificant tax expense for the three months ended September 30, 2010.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Ohio

	Three Months Ended September 30,
	2011	2010
	(in millions)
Net Income	$51	$176

Other comprehensive loss
Pension and OPEB related adjustments to AOCI(a)	(1)
Reclassification into earnings from cash flow hedges(b)	—	(1)

Other comprehensive loss, net of tax	(1)	(1)

Total Comprehensive Income	$50	$175

(a)	Net of $1 million tax benefit for the three months ended September 30, 2011.
(b)	Net of insignificant tax benefit for the three months ended September 30, 2010.

Duke Energy Indiana

	Three Months Ended September 30,
	2011	2010
	(in millions)
Net (Loss) Income	$(31)	$92

Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	(1)	(1)

Other comprehensive loss, net of tax	(1)	(1)

Total Comprehensive Income	$(32)	$91

(a)	Net of $1 million tax benefit for the three months ended September 30, 2011 September 30, 2010.

20. Subsequent Events

For information on subsequent events related to acquisitions and sales of other assets, regulatory matters, commitments and contingencies, debt and credit facilities, fair value of financial asset and liabilities, variable interest entities and severance, see Notes 3, 4, 5, 6, 9, 11, and 15, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Proposed Merger with Progress Energy, Inc. (Progress Energy)

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

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be cancelled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be cancelled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy Common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at September 30, 2011, Duke Energy would issue 771 million shares of common stock to convert the Progress Energy common shares in the merger under the unadjusted exchange ratio of 2.6125. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at September 30, 2011, Duke Energy would issue 257 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on September 30, 2011, the transaction would be valued at $15.4 billion and would result in incremental recorded goodwill to Duke Energy of $9.3 billion, according to current estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $15.1 billion based on the approximate fair value of Progress Energy’s outstanding indebtedness at September 30, 2011. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the FERC, the Federal Communications Commission (FCC), the NRC, the NCUC, and the KPSC. Duke Energy and Progress Energy also are seeking review of the merger by the PSCSC and approval of the joint dispatch agreement by the PSCSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public services commissions in those states on the merger, as applicable and as required. The status of these matters is as follows:

•

On March 17, 2011, Duke Energy filed an initial registration statement on Form S-4 with the Securities and Exchange Commission (SEC) for shares to be issued to consummate the merger with Progress Energy. On July 7, 2011, the Form S-4 was declared effective by the SEC, and the joint proxy statement/prospectus contained in the Form S-4 was mailed to the shareholders of both companies thereafter. On August 23, 2011, Duke Energy and Progress Energy shareholders approved the proposed merger. In addition, Duke Energy shareholders approved a 1-for-3 reverse stock split.

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

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application and joint dispatch agreement with the NCUC. On September 2, 2011, Duke Energy, Progress Energy and the NC Public Staff filed a settlement agreement with the NCUC. Under the settlement agreement, the companies will guarantee North Carolina customers their allocable share of $650 million in savings related to fuel and joint dispatch of generation assets over the first five years after the merger closes, continue community financial support for a minimum of four years, contribute to weatherization efforts of low-income customers and workforce development and agree not to recover direct merger-related costs. A public hearing occurred September 20-22, 2011 and proposed orders and/or briefs must be filed by November 14, 2011.

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application with the KPSC. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Attorney General. A public hearing occurred on July 8, 2011. An order conditionally approving the merger was issued on August 2, 2011. The KPSC required Duke Energy and Progress Energy to accept all the conditions contained in the order within seven days of the order. After seeking an extension, on August 19, 2011, Duke Energy and Progress Energy filed for clarification of one of the merger conditions. On September 15, 2011, Duke Energy and Progress Energy filed for approval of a stipulation revising the merger condition. On October 28, 2011, the KPSC issued an order approving the stipulation and merger.

•

On April 4, 2011, Duke Energy and Progress Energy, jointly filed applications with the FERC for the approval of the merger, the Joint Dispatch Agreement and the joint Open Access Transmission Tariff (OATT). On September 30, 2011, the FERC conditionally approved the merger, subject to approval of mitigation measures to address its finding that the combined company could have an adverse effect on competition in wholesale power markets in the Duke Energy Carolinas and Progress Energy Carolinas East balancing authority areas. On October 17, 2011 Duke Energy and Progress Energy filed their plan for mitigating the FERC’s concerns by proposing to offer on a daily basis a certain quantity of power during summer and winter periods to the extent it is available after serving native load and existing firm obligations. The price will be incremental cost, plus 10 percent. Intervenors may comment on the plan by November 16, after which time, the FERC will rule on whether the mitigation plan adequately addresses the market power issues. FERC has not yet ruled on the Joint Dispatch Agreement or the joint OATT. On October 31, 2011, Duke Energy and Progress Energy filed a request for rehearing with the FERC. The request states that the FERC applied a more stringent analysis to the proposed merger than required by its current rules. Duke Energy and Progress Energy also requested that the FERC address the companies’ previously filed mitigation plan no later than December 15, 2011.

•

On April 25, 2011, Duke Energy and Progress Energy, on behalf of their utility companies Duke Energy Carolinas and Progress Energy Carolinas, filed an application requesting the PSCSC to review the merger and approve the proposed Joint Dispatch Agreement and the prospective future merger of Duke Energy Carolinas and Progress Energy Carolinas. On September 13, 2011, Duke Energy and Progress Energy withdrew their application seeking approval for the future merger of

PART I

their Carolinas utility companies, Duke Energy Carolinas and Progress Energy Carolinas, as the merger of these entities is not likely to occur for several years after the close of the merger. On October 13, 2011 the PSCSC issued an order suspending all scheduled deadlines and the hearing date until Duke Energy and Progress Energy file their proposed mitigation measures with the FERC and the PSCSC. Duke Energy and Progress Energy made that filing on October 17, 2011. On November 2, 2011, the PSCSC adopted a revised procedural schedule for its review of the merger. Hearings are scheduled to begin the week of December 12, 2011. The docket will remain open pending FERC issuance of its final orders on the merger related actions before the FERC.

•	On July 12, 2011, Duke Energy and Progress Energy filed an application with the FCC for approval of radio system license transfers. The FCC approved the transfers on July 27, 2011.

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

For the three and nine months ended September 30, 2011, Duke Energy incurred transaction and integration costs related to the Progress Energy merger of $13 million and $29 million, respectively, which are recorded within Operating Expenses in Duke Energy’s Condensed Consolidated Statement of Operations.

Duke Energy Corporation

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

Duke Energy

EXECUTIVE OVERVIEW

Net income attributable to Duke Energy was $472 million for the three months ended September 30, 2011, as compared to $670 million for the three months ended September 30, 2010. Diluted earnings per share decreased from $0.51 per share for the three months ended September 30, 2010, to $0.35 per share for the three months ended September 30, 2011 primarily due to the decrease in net income in the third quarter of 2011 as compared to the same period in 2010, as a result of a larger impairment related to the Edwardsport integrated gasification combined cycle (IGCC) plant in 2011 than in 2010, along with other factors described further below. Income from continuing operations was $469 million for the three months ended September 30, 2011 as compared to $666 million for the same period in 2010. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $956 million for the three months ended September 30, 2011, as compared to $1,244 million for the same period in 2010.

Net income attributable to Duke Energy Corporation was $1,418 million for the nine months ended September 30, 2011, as compared to $893 million for the same period in 2010. Diluted earnings per share increased from $0.68 per share for the nine months ended September 30, 2010, to $1.06 per share for the nine months ended September 30, 2011, primarily due to the increase in net income in the nine months ended September 30, 2011, as compared to the same period in 2010, primarily as a result of a 2010 impairment of goodwill and certain generation assets associated with non-regulated generation operations in the Midwest, partially offset by a 2011 impairment related to the Edwardsport IGCC plant, and other factors described below. Income from continuing operations was $1,423 million for the nine months ended September 30, 2011, as compared to $893 million for the same period in 2010. Total reportable segment EBIT (defined below in “Segment Results” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations) was $2,796 million for the nine months ended September 30, 2011, as compared to $2,450 million for the same period in 2010.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

RESULTS OF OPERATIONS

Results of Operations and Variances

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$3,964	$3,946	$18	$11,161	$10,827	$334
Operating expenses	3,192	2,915	277	8,910	9,056	(146)
(Losses) gains on sales of other assets and other, net	(5)	2	(7)	9	9	—

Operating income	767	1,033	(266)	2,260	1,780	480

PART I

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Other income and expenses, net	123	136	(13)	431	380	51
Interest expense	213	202	11	635	624	11

Income from continuing operations before income taxes	677	967	(290)	2,056	1,536	520
Income tax expense from continuing operations	208	301	(93)	633	643	(10)

Income from continuing operations	469	666	(197)	1,423	893	530
Income from discontinued operations, net of tax	1	—	1	1	1	—

Net income	470	666	(196)	1,424	894	530
Less: Net (loss) income attributable to noncontrolling interests	(2)	(4)	2	6	1	5

Net income attributable to Duke Energy Corporation	$472	$670	$(198)	$1,418	$893	$525

The following is a summary discussion of the consolidated results of operations and variances, which is followed by a discussion of results by segment.

Consolidated Operating Revenues

Three Months Ended September 30, 2011, as Compared to September 30, 2010. Consolidated operating revenues for the three months ended September 30, 2011, increased $18 million compared to the same period in 2010. This change was primarily driven by the following:

•	An $87 million increase at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information.

Partially offsetting this increase was:

•	A $50 million decrease at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information;

•	An $18 million decrease at U.S. Franchised Electric and Gas (USFE&G). See Operating Revenues discussion within “Segment Results” for USFE&G below for further information; and

•	A $3 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Nine Months Ended September 30, 2011, as Compared to September 30, 2010. Consolidated operating revenues for the nine months ended September 30, 2011, increased $334 million compared to the same period in 2010. This change was primarily driven by the following:

•	A $195 million increase at International Energy. See Operating Revenues discussion within “Segment Results” for International Energy below for further information;

•	A $116 million increase at USFE&G. See Operating Revenues discussion within “Segment Results” for USFE&G below for further information; and

•	A $70 million increase at Commercial Power. See Operating Revenues discussion within “Segment Results” for Commercial Power below for further information.

Partially offsetting these increases was:

•	A $48 million decrease at Other. See Operating Revenues discussion within “Segment Results” for Other below for further information.

Consolidated Operating Expenses

Three Months Ended September 30, 2011, as Compared to September 30, 2010. Consolidated operating expenses for the three months ended September 30, 2011, increased $277 million compared to the same period in 2010. This change was primarily driven by the following:

•	A $213 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information;

•	A $68 million increase at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information; and

•	A $56 million increase at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Partially offsetting these increases was:

•	A $62 million decrease at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information.

Nine Months Ended September 30, 2011, as Compared to September 30, 2010. Consolidated operating expenses for the nine months ended September 30, 2011, decreased $146 million compared to the same period in 2010. This change was primarily driven by the following:

•	A $443 million decrease at Commercial Power. See Operating Expenses discussion within “Segment Results” for Commercial Power below for further information; and

PART I

•	A $236 million decrease at Other. See Operating Expenses discussion within “Segment Results” for Other below for further information.

Partially offsetting these decreases were:

•	A $430 million increase at USFE&G. See Operating Expenses discussion within “Segment Results” for USFE&G below for further information; and

•	A $102 million increase at International Energy. See Operating Expenses discussion within “Segment Results” for International Energy below for further information.

Consolidated (Losses) Gains on Sales of Other Assets and Other, Net

Consolidated (losses) gains on sales of other assets and other, net, was a loss of $5 million and a gain of $2 million for the three months ended September 30, 2011, and 2010, respectively. The decrease is attributable to a loss on the sale of a corporate asset in 2011 compared to net gains on the sales of emission allowances in 2010 at USFE&G and Commercial Power.

Consolidated (losses) gains on sales of other assets and other, net for the nine months ended September 30, 2011, is consistent when compared to the same period in 2010.

Consolidated Other Income and Expenses, Net

Consolidated other income and expenses, net, for the three months ended September 30, 2011, decreased $13 million compared to the same period in 2010. The decrease was driven primarily by unfavorable returns on investments that support benefit obligations; partially offset by higher equity earnings of $21 million primarily from International Energy’s investment in National Methanol Company (NMC),

Consolidated other income and expenses, net, for the nine months ended September 30, 2011, increased $51 million compared to the same period in 2010. The increase was driven primarily by higher equity earnings of $34 million primarily from International Energy’s investment in NMC, a higher equity component of allowance for funds used during construction (AFUDC) of $20 million due to additional capital spending for ongoing construction projects, and a $20 million Peru arbitration award; partially offset by unfavorable returns on investments that support benefit obligations.

Consolidated Interest Expense

Consolidated interest expense for both the three and nine months ended September 30, 2011, increased $11 million compared to the same periods in 2010. The increase is due primarily to higher interest expense related to income taxes and higher debt balances in 2011.

Consolidated Income Tax Expense from Continuing Operations

Consolidated income tax expense from continuing operations for the three months ended September 30, 2011, decreased $93 million compared to the same period in 2010, primarily due to a decrease in pre-tax income. The effective tax rate for each of the three months ended September 30, 2011 and 2010 was 31%.

Consolidated income tax expense from continuing operations for the nine months ended September 30, 2011, decreased $10 million compared to the same period in 2010, primarily due to a decrease in the effective tax rate. The effective tax rate for the nine months ended September 30, 2011, and 2010 was 31% and 42%, respectively. The change in the effective tax rate is primarily due to a $500 million impairment of non-deductible goodwill in 2010.

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

EBIT by Business Segment

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)
U.S. Franchised Electric and Gas	$721	$946	$2,052	$2,361
Commercial Power	67	188	217	(287)
International Energy	168	110	527	376

Total reportable segment EBIT	956	1,244	2,796	2,450
Other	(74)	(100)	(176)	(368)

Total reportable segment and other EBIT	882	1,144	2,620	2,082
Interest expense	(213)	(202)	(635)	(624)
Interest income and other(a)	7	25	53	62
Add back of noncontrolling interest component of reportable segment and Other EBIT	1	—	18	16

Consolidated income from continuing operations before income taxes	$677	$967	$2,056	$1,536

PART I

(a)	Other within Interest Income and other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segment and Other EBIT.

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

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
(in millions, except where noted)
Operating revenues	$2,926	$2,944	$(18)	$8,158	$8,042	$116
Operating expenses	2,278	2,065	213	6,305	5,875	430
Gains on sales of other assets and other, net	1	1	—	2	6	(4)

Operating income	649	880	(231)	1,855	2,173	(318)
Other income and expenses, net	72	66	6	197	188	9

EBIT	$721	$946	$(225)	$2,052	$2,361	$(309)

Duke Energy Carolinas’ GWh sales(a)	22,832	23,608	(776)	63,626	65,432	(1,806)
Duke Energy Midwest’s GWh sales(a)(b)	16,127	16,592	(465)	44,816	46,196	(1,380)
Net proportional MW capacity in operation(c)				26,907	26,877	30

(a)	Gigawatt-hours (GWh).
(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.
(c)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas for the three and nine months ended September 30, 2011, compared to the same period in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Increase (decrease) over prior year
Residential sales(a)	(4.3%)	(4.3%)
General service sales(a)	(1.7%)	(1.0%)
Industrial sales(a)	(0.1%)	1.3%
Wholesale power sales	4.4%	3.4%
Total Duke Energy Carolinas sales(b)	(3.3%)	(2.8%)
Average number of customers	0.4%	0.3%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

The following table shows the percent changes in GWh sales and average number of electric customers for Duke Energy Midwest for the three and nine months ended September 30, 2011, compared to the same period in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Increase (decrease) over prior year
Residential sales(a)	(3.2%)	(1.7%)
General service sales(a)	(1.2%)	(0.7%)
Industrial sales(a)	0.5%	(0.1%)
Wholesale power sales	(11.6%)	(13.3%)
Total Duke Energy Midwest sales(b)	(2.8%)	(3.0%)
Average number of customers	0.1%	0.1%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended September 30, 2011, as Compared to September 30, 2010

Operating Revenues. The decrease was driven primarily by:

•

A $41 million decrease in GWh sales to retail customers due to less favorable weather conditions in 2011 compared to the same period in 2010. For the Carolinas, cooling degree days for the third quarter of 2011 were 17% above normal as compared to 27% above normal during the same period in 2010. For the Midwest, cooling degree days for the third quarter of 2011 were 29% above normal as compared to 32% above normal during the same period in 2010. For the Carolinas, the third quarter 2010 was the warmest third quarter on record (dating back to 1961).

Partially offsetting this decrease was:

•

A $33 million net increase in retail rates and rate riders primarily due to the implementation of the North Carolina construction work in progress (CWIP) rider effective January 2011, and Indiana’s demand side management (DSM) rider.

Operating Expenses. The increase was driven primarily by:

•

A $178 million increase due to an additional impairment charge related to the Edwardsport integrated gasification combined cycle (IGCC) plant that is currently under construction. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information; and

•

A $42 million increase in operating and maintenance expense primarily due to higher non-outage costs at nuclear and fossil generation stations, higher storm costs and increased scheduled outage costs at nuclear and fossil generation stations, partially offset by lower benefit costs.

Other Income and Expenses, net. The increase resulted primarily from a higher equity component of AFUDC from additional capital spending for increased construction expenditures related to new generation.

EBIT. As discussed above, the decrease resulted primarily from the additional impairment charge related to the Edwardsport IGCC plant, higher operating and maintenance expenses and less favorable weather. These negative impacts were partially offset by overall net higher retail rates and rate riders.

Nine Months Ended September 30, 2011, as Compared to September 30, 2010.

Operating Revenues. The increase was driven primarily by:

•

A $143 million net increase in retail rates and rate riders primarily due to new retail rates resulting from the implementation of the North Carolina CWIP rider, riders for the Edwardsport IGCC plant that is currently under construction, the save-a-watt (SAW) program, and DSM program;

•

An $86 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates for electric retail customers in the Midwest and South Carolina, and higher purchased power costs in Indiana, partially offset by decreased demand from electric retail customers in 2011 compared to the same period in 2010 mainly due to less favorable weather conditions, lower fuel rates for electric retail customers in North Carolina, lower natural gas fuel rates in Ohio and Kentucky, and lower demand from natural gas retail customers. Fuel revenues represent sales to retail and wholesale customers; and

•

A $19 million increase in wholesale power revenues, net of sharing, primarily due to the addition of new customers served and additional volumes under long-term contracts and increases in charges for capacity.

Partially offsetting these increases was:

•

A $130 million decrease in GWh and thousand cubic feet (Mcf) sales to retail customers due to less favorable weather conditions in 2011 compared to the same period in 2010. For the Carolinas and Midwest, weather statistics for both heating degree days and cooling degree days in 2011 were unfavorable compared to the same period in 2010.

Operating Expenses. The increase was driven primarily by:

•

A $178 million increase due to an additional impairment charge related to the Edwardsport IGCC plant that is currently under construction. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information;

•

A $170 million increase in operating and maintenance expense primarily due to higher storm costs, higher non-outage costs at nuclear and fossil generation stations, higher power and gas delivery maintenance costs, increased scheduled outage costs at nuclear generation stations, and increased costs related to the implementation of the SAW program; and

•

A $75 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to purchases of power in Indiana (mainly as a result of decreased generation caused by increased outages in 2011 compared to

PART I

the same period in 2010) and in the Carolinas, and higher prices of coal used in electric generation, partially offset by lower volume of coal used in electric generation resulting from less favorable weather conditions, and lower natural gas prices and volumes to full-service retail customers.

Gains on Sales of Other Assets and Other, Net. The decrease is attributable primarily to lower net gains on sales of emission allowances in 2011 compared to 2010.

EBIT. As discussed above, the decrease resulted primarily from additional impairment charge related to the Edwardsport IGCC plant, higher operating and maintenance expenses and less favorable weather. These negative impacts were partially offset by overall net higher retail rates and rate riders and higher wholesale power revenues.

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

Commercial Power

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
(in millions, except where noted)
Operating revenues	$687	$737	$(50)	$1,926	$1,856	$70
Operating expenses	621	553	68	1,723	2,166	(443)
Losses on sales of other assets and other, net	2	1	1	15	4	11

Operating income	68	185	(117)	218	(306)	524
Other income and expenses, net	1	5	(4)	11	26	(15)
Expense attributable to noncontrolling interest	2	2	—	12	7	5

EBIT	$67	$188	$(121)	$217	$(287)	$504

Actual Plant Production, GWh	8,813	7,606	1,207	24,182	20,731	3,451
Proportional MW capacity in operation				8,300	8,005	295

Three Months Ended September 30, 2011, as Compared to September 30, 2010

Operating Revenues. The decrease was driven primarily by:

•

A $56 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and unfavorable weather, net of higher retail pricing under the Electric Security Plan (ESP) in 2011;

•	A $30 million decrease in Duke Energy Generation Services, Inc. (DEGS) revenues, excluding renewables, due primarily to a contract termination and plant maintenance;

•

A $24 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $2 million in 2011 compared to gains of $26 million in 2010; and

•

A $9 million decrease in PJM Interconnection, LLC (PJM) capacity revenues due to lower cleared auction pricing in 2011 compared to 2010, partially offset by additional megawatts participating in the auction.

Partially offsetting these decreases were:

•	A $60 million increase in wholesale electric revenues due to higher generation volumes, net of lower pricing; and

•	A $12 million increase in renewables generation revenues due primarily to additional wind generation facilities placed in service after the third quarter of 2010.

Operating Expenses. The increase was driven primarily by:

•

A $79 million impairment charge recorded in the third quarter of 2011 to write down the carrying value of excess emission allowances held to fair value as a result of the Environmental Protection Agency’s (EPA) issuance of the Cross-State Air Pollution Rule (CSAPR). See Note 7 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $46 million increase in wholesale fuel expenses due to higher generation volumes;

•	An $8 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $1 million in 2011 compared to gains of $7 million in 2010.

Partially offsetting these increases were:

•	A $37 million decrease in retail fuel and purchased power expenses due to lower generation and purchased power volumes in 2011 as compared to 2010; and

•	A $25 million decrease in DEGS fuel expense, excluding renewables, due primarily to a contract termination and plant maintenance.

PART I

Other Income and Expenses, net. The decrease in 2011 as compared to 2010 is primarily due to distributions from South Houston Green Power received in 2010 which did not recur in 2011.

EBIT. The decrease is primarily attributable to higher emission allowance impairment charges, lower net mark-to-market gains on non-qualifying commodity hedge contracts in 2011 compared to 2010, and lower PJM capacity revenues.

Nine Months Ended September 30, 2011, as Compared to September 30, 2010

Operating Revenues. The increase was driven primarily by:

•	A $213 million increase in wholesale electric revenues due to higher generation volumes, net of lower pricing and margin earned from participation in wholesale auctions in 2011;

•	A $47 million increase in renewables generation revenues due to additional wind generation facilities placed in service after the third quarter of 2010; and

•	An $18 million increase in PJM capacity revenues due to higher average cleared auction pricing in 2011 compared to 2010 and additional megawatts participating in the auction.

Partially offsetting these increases were:

•

A $163 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and unfavorable weather net of higher retail pricing under the ESP in 2011;

•	A $38 million decrease in DEGS revenues, excluding renewables, due primarily to a contract termination and plant maintenance; and

•

A $9 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of insignificant mark-to-market gains in 2011 compared to gains of $9 million in 2010.

Operating Expenses. The decrease was driven primarily by:

•

A $572 million decrease in impairment charges primarily related to a $660 million charge related to goodwill and non-regulated coal-fired generation asset impairments in the Midwest in 2010, as compared to a $79 million impairment in 2011 to write down the carrying value of excess emission allowances held to fair value as a result of the EPA’s issuance of the Cross-State Air Pollution Rule (CSAPR) and a $9 million impairment of the Vermillion generation station in 2011. See Note 7 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $71 million decrease in retail fuel and purchased power expenses due to lower generation volumes net of higher purchased power volumes in 2011 as compared to 2010; and

•	A $26 million decrease in DEGS fuel expense due primarily to a contract termination and plant maintenance.

Partially offsetting these decreases were:

•	A $158 million increase in wholesale fuel expenses due to higher generation volumes in 2011 as compared to 2010;

•

A $37 million increase in operating expenses resulting primarily from higher maintenance expenses at operated and non-operated generation stations and higher transmission costs in 2011 compared to 2010;

•	A $23 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $3 million in 2011 compared to gains of $20 million in 2010; and

Gains on Sales of Other Assets and Other, net. The increase in 2011 as compared to 2010 is attributable to 2011 gains on sales of certain assets resulting from a contract termination.

Other Income and Expenses, net. The decrease in 2011 as compared to 2010 is primarily due to distributions from South Houston Green Power received in 2010 which did not recur in 2011.

EBIT. The increase is primarily attributable to lower goodwill, generation and other asset impairment charges, an increase in renewables generation revenues, and higher PJM capacity revenues, net of higher net mark-to-market losses on non-qualifying commodity hedge contracts in 2011 compared to 2010 and lower retail margins driven by customer switching.

Matters Impacting Future Commercial Power Results

Commercial Power operates in Ohio under an ESP that expires on December 31, 2011. On June 20, 2011, Duke Energy Ohio filed for approval of its next Standard Service Offer (SSO) to replace the existing ESP. On October 24, 2011, Commercial Power entered into a settlement stipulation. If approved by the Public Utilities Commission of Ohio (PUCO), the stipulation would establish an ESP with competitive auctions for a term of January 1, 2012, through May 31, 2015. The stipulation also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from 2012 through 2014 and requires Commercial Power to transfer its Ohio generation assets to a non-regulated affiliate at net book value on or before December 31, 2014. The stipulation requests that the PUCO approve the settlement on or before November 15, 2011, to allow Commercial Power to conduct auctions to serve SSO customers effective January 1, 2012. A hearing on the stipulation was held on November 3, 3011. Commercial Power’s earnings after the expiration of the current ESP could be significantly different than its historical earnings.

The majority of Commercial Power’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices for periods beginning June 2011 and continuing through May 2014 will be significantly lower than current and historical capacity prices. As a result, Commercial Power’s operating revenues and EBIT will be negatively impacted through 2014.

PART I

International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
(in millions, except where noted)
Operating revenues	$360	$273	$87	$1,114	$919	$195
Operating expenses	236	180	56	707	605	102
Gains on sales of other assets and other, net	—	—	—	—	(1)	1

Operating income	124	93	31	407	313	94
Other income and expenses, net	49	23	26	138	82	56
Expense attributable to noncontrolling interest	5	6	(1)	18	19	(1)

EBIT	$168	$110	$58	$527	$376	$151

Sales, GWh	4,565	4,426	139	13,868	15,158	(1,290)
Proportional MW capacity in operation				4,190	4,203	(13)

Three Months Ended September 30, 2011, as Compared to September 30, 2010

Operating Revenues. The increase was driven primarily by:

•	A $32 million increase in Peru as a result of higher average prices and energy sales volumes;

•	A $28 million increase in Central America due to higher average prices and dispatch as a result of favorable hydrology; and

•	A $26 million increase in Brazil due to favorable exchange rates, higher spot volumes as a result of favorable hydrology, and higher average contract prices.

Operating Expenses. The increase was driven primarily by:

•	A $26 million increase in Peru as a result of higher power purchased costs, increased fuel consumption, and other variable costs due to increased dispatch;

•	A $19 million increase in Central America due to higher fuel costs and consumption as a result of increased dispatch; and

•	A $13 million increase in Brazil due to the absence of prior year environmental provision reversals, a provision for a revenue tax audit, and unfavorable exchange rates.

Other Income and Expenses, net. The increase was driven primarily by a $21 million increase in equity earnings from NMC due to higher methyl tertiary butyl ether (MTBE) prices partially offset by higher butane costs.

EBIT. As discussed above, the increase was primarily due to higher average prices in Peru, Central America and Brazil, higher margins at NMC and favorable exchange rates, primarily in Brazil.

Nine Months Ended September 30, 2011, as Compared to September 30, 2010

Operating Revenues. The increase was driven primarily by:

•	An $84 million increase in Brazil due to favorable exchange rates, higher average contract prices, and higher spot volumes as a result of favorable hydrology;

•	A $78 million increase in Central America as a result of favorable hydrology and higher average prices; and

•	A $58 million increase in Peru as a result of higher average prices and energy sales volumes and higher hydrocarbon revenues.

Partially offsetting these increases was:

•	A $26 million decrease in Ecuador as a result of lower dispatch due to new hydro competitor commencing operations in the fourth quarter of 2010.

Operating Expenses. The increase was driven primarily by:

•	A $50 million increase in Central America due to higher fuel costs and consumption as a result of increased dispatch;

•	A $46 million increase in Peru due to higher fuel costs and consumption as a result of increased dispatch, and higher purchased power and hydrocarbon royalty costs; and

•	A $27 million increase in Brazil primarily due to unfavorable exchange rates, absence of prior year environmental provision reversals and a provision for a revenue tax audit.

Partially offsetting these increases was:

•	A $24 million decrease in Ecuador due to lower fuel consumption as a result of lower dispatch, as well as lower operating costs.

Other Income and Expenses, net. The increase was primarily driven by a $34 million increase in equity earnings from NMC due to higher average prices partially offset by higher butane costs, and an arbitration award in Peru.

EBIT. As discussed above, the increase was primarily due to favorable contract prices and exchange rates in Brazil, an arbitration award and higher revenues in Peru, favorable hydrology in Central America, and higher equity earnings from NMC.

PART I

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
	2011	2010	Increase (Decrease)	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$14	$17	$(3)	$34	$82	$(48)
Operating expenses	80	142	(62)	246	482	(236)
Losses on sales of other assets and other, net	(6)	—	(6)	(6)	—	(6)

Operating income	(72)	(125)	53	(218)	(400)	182
Other income and expenses, net	(8)	17	(25)	30	22	8
Benefit attributable to noncontrolling interests	(6)	(8)	2	(12)	(10)	(2)

EBIT	$(74)	$(100)	$26	$(176)	$(368)	$192

Three Months Ended September 30, 2011, as Compared to September 30, 2010

Operating Revenues. The decrease was driven primarily by the deconsolidation of DukeNet Communications, LLC (DukeNet) in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment; partially offset by mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating Expenses. The decrease was driven primarily by a prior year litigation reserve, $20 million of 2010 employee severance costs related to the voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, and a decrease as a result of the DukeNet deconsolidation in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment.

Losses on sales of other assets and other, net. The decrease is attributable to a loss on the sale of a corporate asset in 2011.

Other Income and Expenses, net. The decrease was driven primarily by unfavorable returns on investments that support benefit obligations in 2011 as compared to gains in 2010.

EBIT. As discussed above, the increase was due primarily to the prior year litigation reserve, 2010 employee severance costs and mark-to-market activity at DETM; partially offset by unfavorable returns on investments that support benefit obligations.

Nine Months Ended September 30, 2011, as Compared to September 30, 2010

Operating Revenues. The decrease was driven primarily by the deconsolidation of DukeNet in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment; partially offset by lower mark-to-market losses in 2011 compared to 2010 at DETM.

Operating Expenses. The decrease was driven primarily by $164 million of 2010 employee severance costs related to the voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, a decrease as a result of the DukeNet deconsolidation in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment, a prior year litigation reserve, and a $16 million donation to the Duke Energy Foundation, which is a non-profit organization funded by Duke Energy shareholders that makes charitable contributions to selected non-profits and government subdivisions.

Losses on sales of other assets and other, net. The decrease is attributable to a loss on the sale of a corporate asset in 2011

Other Income and Expenses, net. The increase was driven primarily by a reversal of reserves related to certain guarantees Duke Energy had issued on behalf of the Crescent Joint Venture (Crescent) and an increase due to the final settlement of the sale of a 50% ownership interest in DukeNet in the fourth quarter of 2010, partially offset by unfavorable returns on investments that support benefit obligations in 2011 as compared to gains in 2010.

EBIT. As discussed above, the increase was due primarily to 2010 employee severance costs, a prior year litigation reserve and a donation to the Duke Energy Foundation in the prior year.

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

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$5,027	$4,935	$92
Operating expenses	3,794	3,761	33
Gains on sales of other assets and other, net	2	7	(5)

Operating income	1,235	1,181	54
Other income and expenses, net	139	163	(24)
Interest expense	264	271	(7)

Income before income taxes	1,110	1,073	37
Income tax expense	401	364	37

Net income	$709	$709	$0

Duke Energy Carolinas’ net income was flat for the nine months ended September 30, 2011, compared to September 30, 2010, primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•

A $135 million net increase in retail rates and rate riders primarily due to the implementation of the North Carolina CWIP rider effective January 2011, riders for the SAW program, and year-over-year impact related to a phase-in of the new retail rates resulting from the South Carolina rate case in the first quarter of 2010;

•

A $57 million increase in fuel revenues driven primarily by increased fuel rates in South Carolina; partially offset by lower fuel rates in North Carolina. Fuel revenues represent sales to retail and wholesale customers; and

•

An $18 million increase in wholesale power revenues, net of sharing, primarily due to the addition of new customers served and additional volumes under long-term contracts and increased capacity charges; partially offset by volume decreases and lower pricing for near-term sales.

Partially offsetting these increases was:

•

A $109 million decrease in GWh sales to retail customers due to less favorable weather. Weather statistics for both heating degree days and cooling degree days in 2011 were unfavorable compared to 2010. Heating degree days were essentially flat to normal for 2011 as compared to 13% above normal in 2010 and cooling degree days for 2011 were 22% above normal compared to 34% above normal in 2010.

Operating Expenses. The increase was primarily due to:

•

A $50 million increase in fuel expense (including purchased power) primarily related to higher economic purchases of power largely due to increased scheduled nuclear outages in 2011 compared to the same period in 2010.

•

A $16 million increase in depreciation and amortization expense primarily due to increased production plant base and software projects amortization; partially offset by the 2011 deferral of the wholesale portion of GridSouth costs.

Partially offsetting these increases were:

•

A $24 million decrease in operating and maintenance expenses primarily related to decreased employee severance costs associated with the 2010 voluntary severance plan and a litigation settlement; partially offset by higher non-outage and outage costs at nuclear generation plants, costs related to the implementation of the SAW program, higher storm costs and higher power delivery costs.

•	A $10 million decrease in general taxes primarily due to lower revenue related taxes and a sales and use tax refund; partially offset by overall higher property taxes.

Other Income and Expenses, net. The decrease is primarily due to higher interest income recorded in 2010 following the resolution of certain income tax matters related to prior years, lower deferred returns and lower equity component of AFUDC.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2011, increased compared to the same period in 2010 primarily due to an increase in pre-tax income and the effective tax rate. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 36.1% and 33.9%, respectively. The increase in the effective tax rate is primarily due to a decrease in the manufacturing deduction in 2011 and a state tax benefit recorded in 2010, partially offset by the write-off of a deferred tax asset in 2010 due to a change in the tax treatment of the Medicare Part D subsidy due to the passing of health care reform legislation.

PART I

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

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$2,411	$2,549	$(138)
Operating expenses	2,105	2,832	(727)
Gains on sales of other assets and other, net	4	3	1

Operating income (loss)	310	(280)	590
Other income and expenses, net	17	22	(5)
Interest expense	78	84	(6)

Income (loss) before income taxes	249	(342)	591
Income tax expense	92	111	(19)

Net income (loss)	$157	$(453)	$610

The $610 million increase in Duke Energy Ohio’s net income for the nine months ended September 30, 2011, compared to September 30, 2010, was primarily due to the following factors:

Operating Revenues. The decrease was primarily driven by:

•	A $199 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels net of higher retail pricing under the ESP in 2011;

•

A $71 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $16 million in 2011 compared to gains of $55 million in 2010;

•	A $57 million decrease in retail electric revenues resulting from the expiration of the Ohio electric Regulatory Transition Charge for non-residential customers;

•	A $43 million decrease in regulated fuel revenues driven primarily by lower natural gas costs and reduced sales volumes; and

•	A $19 million decrease related to less favorable weather conditions in 2011 compared to 2010.

Partially offsetting these decreases were:

•	A $213 million increase in wholesale electric revenues due to higher generation volumes net of lower pricing and lower margin earned from participation in wholesale auctions in 2011;

•	An $18 million increase in PJM capacity revenues due to higher average cleared auction pricing and additional megawatts participating in the auction in 2011 compared to 2010; and

•	An $11 million increase due to higher Midwest Independent Transmission Operator, Inc (Midwest ISO) transmission revenue.

Operating Expenses. The decrease was primarily driven by:

•

A $749 million decrease in impairment charges primarily related to a $677 million impairment of goodwill and a $160 million impairment of certain generation assets in 2010 compared to a $79 million impairment in 2011 to write down the carrying value of excess emission allowances held to fair value as a result of the EPA’s issuance of the CSAPR. See Note 7 to the Unaudited Condensed Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $108 million decrease in retail fuel and purchased power expenses due to lower generation volumes driven by increased customer switching levels in 2011 compared to 2010;

•	A $42 million decrease in regulated fuel expense primarily due to lower natural gas costs and reduced sales volumes;

•	A $40 million decrease in depreciation and amortization costs primarily due to decreased regulatory amortization; and

•

A $23 million decrease in employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina.

Partially offsetting these decreases were:

•	A $158 million increase in wholesale fuel expenses due to higher generation volumes;

PART I

•	A $46 million increase in operating and maintenance expenses primarily due to higher maintenance expenses and 2011 storm costs; and

•	A $23 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $3 million in 2011 compared to gains of $20 million in 2010.

Other Income and Expenses, net. The decrease in 2011 compared to 2010 is primarily attributable to reduced interest income accrued for uncertain income tax positions.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2011, decreased compared to the same period in 2010. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 36.9% and (32.6)%, respectively. The increase in the effective tax rate is primarily due to a $677 million non-deductible impairment of goodwill in 2010, as discussed above.

Matters Impacting Future Duke Energy Ohio Results

Duke Energy Ohio operates under an ESP that expires on December 31, 2011. On June 20, 2011, Duke Energy Ohio filed for approval of its next Standard Service Offer (SSO) to replace the existing ESP. On October 24, 2011, Duke Energy Ohio and most intervenors, including the PUCO Staff, entered into a settlement stipulation. If approved by the PUCO, the stipulation would establish an ESP with competitive auctions for a term of January 1, 2012 through May 31, 2015. The stipulation also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from 2012 through 2014 and requires Duke Energy Ohio to transfer its generation assets to a non-regulated affiliate at net book value on or before December 31, 2014. The stipulation requests that the PUCO approve the settlement on or before November 15, 2011, to allow Duke Energy Ohio to conduct auctions to serve SSO customers effective January 1, 2012. A hearing on the stipulation was held on November 3, 3011. Duke Energy Ohio’s earnings after the expiration of the current ESP could be significantly different than its historical earnings.

The majority of Duke Energy Ohio’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices for periods beginning June 2011 and continuing through May 2014 will be significantly lower than current and historical capacity prices. As a result, Duke Energy Ohio’s operating revenues and EBIT will be negatively impacted through 2014.

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

	Nine Months Ended September 30,
	2011	2010	Increase (Decrease)
	(in millions)
Operating revenues	$1,997	$1,883	$114
Operating expenses	1,800	1,504	296

Operating income	197	379	(182)
Other income and expenses, net	70	51	19
Interest expense	104	99	5

Income before income taxes	163	331	(168)
Income tax expense	50	112	(62)

Net income	$113	$219	$(106)

The $106 million decrease in Duke Energy Indiana’s net income for the nine months ended September 30, 2011, compared to September 30, 2010, was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $72 million increase in fuel revenues (including the rider for emission allowances) primarily due to an increase in fuel rates as a result of higher fuel and purchased power costs; and

•	A $40 million net increase in rate riders primarily related to the Edwardsport IGCC plant that is currently under construction and higher recoveries of DSM costs.

Partially offsetting these increases was:

•	An $11 million decrease in retail revenues related to less favorable weather conditions in 2011 compared to 2010.

Operating Expenses. The increase was primarily due to:

•

A $178 million increase due to an additional impairment charge related to the Edwardsport IGCC plant that is currently under construction. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information;

PART I

•	A $66 million increase in fuel costs primarily due to an increase in fuel rates as a result of higher fuel and purchased power costs;

•

A $27 million increase in operation and maintenance costs primarily due to higher storm related costs and increased legal and corporate allocations, partially offset by decreased costs associated with the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina;

•	A $16 million increase in depreciation and amortization expense primarily due to higher amortization of DSM regulatory assets and increase in production plant base; and

•	A $10 million increase in general taxes primarily due to certain property tax true-ups, higher property tax rates in 2011, and increases in gross receipts and payroll taxes.

Other Income and Expenses, net. The increase in 2011 compared to 2010 was primarily attributable to increased AFUDC in 2011 for additional capital spending related to the Edwardsport IGCC plant that is currently under construction.

Income Tax Expense. Income tax expense for the nine months ended September 30, 2011, decreased compared to the same period in 2010 primarily due to a decrease in pre-tax income and the effective tax rate. The effective tax rate for the nine months ended September 30, 2011 and 2010 was 30.8% and 33.8%, respectively. The decrease in the effective tax rate is primarily due to an increase in AFUDC equity.

Matters Impacting Future Duke Energy Indiana Results

See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station. Additional updates to the cost estimate could occur through the completion of the plant in 2012.

Duke Energy Indiana plans to file a rate case in 2012. This planned rate case is needed to recover investments in Duke Energy Indiana’s ongoing infrastructure modernization projects and operating costs. Duke Energy Indiana’s earnings could be adversely impacted if this rate case is denied or delayed by the Indiana Utility Regulatory Commission.

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

Operating Cash Flows

Net cash provided by operating activities was $3,027 million for the nine months ended September 30, 2011 compared to $3,661 million for the same period in 2010, a decrease in cash provided of $634 million. This change was driven primarily by:

•	Traditional working capital decreased cash provided from operations $560 million, primarily due to an increase in coal inventory.

Investing Cash Flows

Net cash used in investing activities was $3,070 million for the nine months ended September 30, 2011 compared to $3,525 million for the same period in 2010, a decrease in cash used of $455 million. This change was driven primarily by:

•	A $520 million decrease in capital and investment expenditures and

•	A $100 million cash inflow in 2011 primarily as a result of the sale of Windstream Corp. stock received in conjunction with the sale of Q-Comm Corporation in December 2010, partially offset by

•	A $130 million increase in purchases of available-for-sale securities, net of proceeds from sales.

Financing Cash Flows and Liquidity

Net cash provided by financing activities was $405 million for the nine months ended September 30, 2011 compared to $130 million for the same period in 2010, an increase in cash provided of $275 million. This change was driven primarily by:

•	A $520 million increase in proceeds from net issuances of notes payable and commercial paper, partially offset by

•

A $200 million decrease in proceeds from the issuance of common stock primarily related to the Dividend Reinvestment Plan, due to the discontinuance of new share issuances in the first quarter of 2011, and other internal plans and

•	A $40 million increase in dividend payments.

Significant Financing Activities. Duke Energy issues shares of its common stock to meet certain employee benefit and long-term incentive obligations. Beginning in the first quarter of 2011, Duke Energy discontinued issuing authorized but unissued shares of common stock to fulfill obligations under its DRIP and other internal plans, including 401(k) plans.

In April 2011, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC) to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of September 30, 2011, is $30 million. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable on Duke Energy’s Condensed Consolidated Balance Sheets.

In May 2011, Duke Energy Carolinas issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 3.90% and mature June 15, 2021. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes.

In August 2011, Duke Energy issued $500 million principal amount of senior notes, which carry a fixed interest rate of 3.55% and mature September 15, 2021. Proceeds from the issuance will be used to repay a portion of Duke Energy’s commercial paper as it matures, to fund capital expenditures in Duke Energy’s unregulated businesses in the United States (U.S.) and for general corporate purposes.

In the third quarter of 2011, Duke Energy issued an additional $450 million in Commercial Paper. Proceeds from this issuance were used for general corporate purposes,

At September 30, 2011, Duke Energy had $1.5 billion classified as Current maturities of long-term debt on the Condensed Consolidated Balance Sheets. These are principally comprised of $750 million, maturing in January 2012, at Duke Energy Carolinas, and $500 million, maturing in September 2012 at Duke Energy Ohio. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Carolinas’ and Duke Energy Ohio’s Condensed Consolidated Balance Sheets. Duke Energy Carolinas and Duke Energy Ohio currently anticipate satisfying these obligations with proceeds from additional borrowings.

Available Credit Facilities and Restrictive Debt Covenants. The total capacity under Duke Energy’s master credit facility, which expires in June 2012, is $3.14 billion. The credit facility contains an option allowing borrowing up to the full amount of the facility on the day of initial expiration for up to one year. Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (collectively referred to as the borrowers), each have borrowing capacity under the master credit facility up to specified sub limits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sub limits of each borrower, subject to a maximum sub limit for each borrower. See the table below for the borrowing sub limits for each of the borrowers as of September 30, 2011. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

PART I

Master Credit Facility Summary as of September 30, 2011 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,097	$840	$750	$450	$3,137
Less:
Notes Payable and Commercial Paper(d)	(450)	(300)	—	(150)	(900)
Outstanding Letters of Credit	(46)	(7)	(27)	—	(80)
Tax-Exempt Bonds	(25)	(95)	(84)	(81)	(285)

Available Capacity	$576	$438	$639	$219	$1,872

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at September 30, 2011. The Duke Energy Ohio sub limit includes $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets. Duke Energy issued an additional $450 million of Commercial Paper in the third quarter of 2011. The balance is classified as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Duke Energy began negotiating a replacement of its master credit facility in October 2011. Duke Energy expects to execute a new five-year, $6 billion master credit facility in the fourth quarter of 2011, with $4 billion available at closing and the remaining $2 billion available on or soon after the closing of the proposed merger with Progress Energy, Inc. (Progress Energy). The master credit facility will include borrowing sub limits for certain subsidiaries, including Progress Energy subsidiaries, similar to the current facility.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2011, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Other Issues

Global Climate Change and Other Environmental Protection Agency (EPA) Regulations Recently Published and Under Development.

The EPA has issued and is in various stages of developing several non-greenhouse gas (non-GHG) environmental regulations that will affect the Duke Energy Registrants, including the final Cross-State Air Pollution Rule (CSAPR), and proposed regulations for coal combustion residuals, cooling water intake structures under the Clean Water Act 316(b) and Utility Boiler Maximum Achievable Control Technology (MACT) emission standards for hazardous air pollutants. As a group, these non-GHG environmental regulations will require the Duke Energy Registrants to install additional environmental controls and may result in the accelerated retirement of some coal-fired units. While the ultimate regulatory requirements for the Duke Energy Registrants from the EPA’s regulatory actions will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed to comply with this group of rules could total $5 billion to $6 billion over the next 10 years. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with the non-GHG EPA regulations. In addition to the planned retirements associated with new generation the Duke Energy Registrants are constructing, the Duke Energy Registrants are evaluating the need to retire additional coal fired generating capacity if it is not economic to bring it into compliance with the EPA’s regulations. Total, planned and additional retirements could exceed 3,300 MWs of coal-fired generating capacity. Until the final regulatory requirements are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred and MWs to be retired may be materially different from these estimates based on the timing and requirements of the final EPA regulations.

For further information on global climate change and other EPA regulations under development and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010 and Note 5 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies”.

Merger with Progress Energy. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Acquisitions and Sales of Other Assets” for information related to Duke Energy’s pending merger with Progress Energy.

Nuclear Matters. In March 2011, a magnitude 9.0 earthquake and subsequent tsunami caused significant damage at the Fukushima Daiichi nuclear power station in northeast Japan. As a result, a Nuclear Regulatory Commission (NRC) special task force initiated a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. The Institute of Nuclear Power Operations (INPO) is leading U.S. nuclear industry reviews of the Fukushima Daiichi event, and additional reviews by other national and international organizations are ongoing or expected. Such reviews may impact future operations and/or capital requirements at U.S. nuclear facilities, including those owned by Duke Energy Carolinas. These events could also cause increased regulatory review and scrutiny by the NRC which could lead to delays in the process for obtaining required regulatory approvals. See Item 1A, “Risk Factors”, in the 2010 Form 10-K for further discussion of applicable risk factors.

Off-Balance Sheet Arrangements

The following discussion of off-balance sheet arrangements and contractual obligations is on a consolidated Duke Energy basis.

During the nine months ended September 30, 2011, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

PART I

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the nine months ended September 30, 2011, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2010.

New Accounting Standards

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of September 30, 2011:

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

Subsequent Events

For information on subsequent events related to acquisitions and sales of other assets, regulatory matters, commitments and contingencies, debt and credit facilities, and severance, see Note 3, “Acquisitions and Sales of Other Assets,” Note 4, “Regulatory Matters,” Note 5, “Commitments and Contingencies,” Note 6, “Debt and Credit Facilities,” Note 9, “Fair Value of Financial Assets and Liabilities,” and Note 15, “Severance,” to the Unaudited Condensed Consolidated Financial Statements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2011 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2011, see Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies” under the heading “Litigation.”

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for Third Quarter of 2011

There were no issuer purchases of equity securities during the third quarter of 2011.

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

PART II

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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: November 8, 2011	/S/ LYNN J. GOOD
Lynn J. Good Chief Financial Officer

Date: November 8, 2011	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller