Form 10-K
period 2011-12-31
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2012-02-28
CIK 20290, 30371, 81020, 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS

PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Commission file number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states of incorporation	IRS Employer Identification No.
1-32853	DUKE ENERGY CORPORATION 550 South Tryon Street Charlotte, NC 28202-4200 704-594-6200 State of Incorporation: Delaware	20-2777218

1-4928	DUKE ENERGY CAROLINAS, LLC 526 South Church Street Charlotte, NC 28202-1803 704-594-6200 State of Incorporation: North Carolina	56-0205520

1-1232	DUKE ENERGY OHIO, INC. 139 East Fourth Street Cincinnati, OH 45202 704-594-6200 State of Incorporation: Ohio	31-0240030

1-3543	DUKE ENERGY INDIANA, INC. 1000 East Main Street Plainfield, IN 46168 704-594-6200 State of Incorporation: Indiana	35-0594457

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Registrant	Title of each class	Name of each exchange on which registered
Duke Energy Corporation (Duke Energy)	Common Stock, $0.001 par value	New York Stock Exchange, Inc.
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Duke Energy Ohio, Inc. (Duke Energy Ohio)	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana, Inc. (Duke Energy Indiana)	All of the registrant’s common stock is indirectly owned by Duke Energy.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Duke Energy	Yes ☒ No ☐	Duke Energy Ohio	Yes ☐ No ☒
Duke Energy Carolinas	Yes ☐ No ☒	Duke Energy Indiana	Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Duke Energy	Yes ☐ No ☒	Duke Energy Ohio	Yes ☐ No ☒
Duke Energy Carolinas	Yes ☐ No ☒	Duke Energy Indiana	Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy	Yes ☒ No ☐	Duke Energy Ohio	Yes ☒ No ☐
Duke Energy Carolinas	Yes ☒ No ☐	Duke Energy Indiana	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Energy	Yes ☒ No ☐	Duke Energy Ohio	Yes ☐ No ☐
Duke Energy Carolinas	Yes ☐ No ☐	Duke Energy Indiana	Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Duke Energy	☐	Duke Energy Ohio	☐
Duke Energy Carolinas	☐	Duke Energy Indiana	☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company	☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company	☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company	☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

Duke Energy	Yes ☐ No ☒	Duke Energy Ohio	Yes ☐ No ☒
Duke Energy Carolinas	Yes ☐ No ☒	Duke Energy Indiana	Yes ☐ No ☒

Estimated aggregate market value of the common equity held by nonaffiliates of Duke Energy Corporation at June 30, 2011	25,020,000,000
Number of shares of Common Stock, $0.001 par value, outstanding at February 21, 2012.	1,335,831,211

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Duke Energy definite proxy statements for the 2012 Annual Meeting of Shareholders or an amendment to this Annual Report are incorporated by reference into PART III, Items 10, 11, 12, 13 and 14 hereof.

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

FORM 10-K FOR THE YEAR ENDED

DECEMBER 31, 2011

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

GLOSSARY OF TERMS

The following terms or acronyms used in this Form 10-K are defined below:

Term or Acronym	Definition

ADEA	Age Discrimination in Employment Act

AFUDC	Allowance for Funds Used During Construction

Aguaytia	Aguaytia Integrated Energy Project

ANEEL	Brazilian Electricity Regulatory Agency

AOCI	Accumulated Other Comprehensive Income

ASC	Accounting Standards Codification

ASU	Accounting Standards Update

Attiki	Attiki Gas Supply S.A.

Bison	Bison Insurance Company Limited

BPM	Bulk Power Marketing

CAA	Clean Air Act

CAC	Citizens Action Coalition of Indiana, Inc.

CAIR	Clean Air Interstate Rule

Catamount	Catamount Energy Corporation

CC	Combined Cycle

CCP	Coal Combustion Product

CG&E	The Cincinnati Gas & Electric Company

CRC	Cinergy Receivables Company, LLC

Cliffside Unit 6	Unit 6 of the Cliffside Facility in North Carolina

CT	Combustion Turbine

Cinergy	Cinergy Corp. (collectively with its subsidiaries)

CO2	Carbon Dioxide

COL	Combined Construction and Operating License

CPCN	Certificate of Public Convenience and Necessity

CRES	Competitive Retail Electric Supplier

Crescent	Crescent Joint Venture (JV)

CWIP	Construction Work in Progress

DAQ	Division of Air Quality

DB	Defined Benefit (Pension Plan)

Term or Acronym	Definition

DECAM	Duke Energy Commercial Asset Management

DEGS	Duke Energy Generation Services, Inc.

DEI	Duke Energy International, LLC

DEIGP	Duke Energy International Geracao Paranapenema S.A.

DENR	Department of Environment and Natural Resources

DERF	Duke Energy Receivables Finance Company, LLC

Duke Energy Retail	Duke Energy Retail Sales, LLC

DETM	Duke Energy Trading and Marketing, LLC

DOE	Department of Energy

DOJ	U.S. Department of Justice

DRIP	Dividend Reinvestment Plan

DSM	Demand Side Management

Duke Energy	Duke Energy Corporation (collectively with its subsidiaries)

Duke Energy Carolinas	Duke Energy Carolinas, LLC

Duke Energy Indiana	Duke Energy Indiana, Inc.

Duke Energy Kentucky	Duke Energy Kentucky, Inc.

Duke Energy Ohio	Duke Energy Ohio, Inc.

Duke Energy Registrants	Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana

DukeNet	DukeNet Communications, LLC

DukeSolutions	DukeSolutions, Inc.

EPA	U.S. Environmental Protection Agency

EPS	Earnings Per Share

ERISA	Employee Retirement Income Security Act

ESP	Electric Security Plan

ETR	Effective tax rate

FASB	Financial Accounting Standards Board

FCC	Federal Communications Commission

FERC	Federal Energy Regulatory Commission

GAAP	Generally Accepted Accounting Principles in the United States

GHG	Greenhouse Gas

GWh	Gigawatt-hours

Term or Acronym	Definition

HAP	Hazardous Air Pollutant

IGCC	Integrated Gasification Combined Cycle

IMPA	Indiana Municipal Power Agency

IAP	State Environmental Agency of Parana

IBAMA	Brazil Institute of Environment and Renewable Natural Resources

ITC	Investment Tax Credit

IURC	Indiana Utility Regulatory Commission

KPSC	Kentucky Public Service Commission

KV	Kilovolt

kWh	Kilowatt-hour

LIBOR	London Interbank Offered Rate

MATS	Mercury and Air Toxics Standards (previously referred to as the Utility MACT Rule)

Mcf	Thousand cubic feet

Merger Agreement	Agreement and Plan of Merger with Progress Energy, Inc.

Merger Sub	Diamond Acquisition Corporation

MGP	Manufactured gas plant

Midwest ISO	Midwest Independent Transmission System Operator, Inc.

MMBtu	Million British Thermal Unit

Moody’s	Moody’s Investor Services

MRO	Market Rate Offer

MTBE	Methyl tertiary butyl ether

MW	Megawatt

MVP	Multi Value Projects

MWh	Megawatt-hour

NCUC	North Carolina Utilities Commission

NDTF	Nuclear Decommissioning Trust Funds

NEIL	Nuclear Electric Insurance Limited

NMC	National Methanol Company

NOx	Nitrogen oxide

Non-GHG	Non Greenhouse Gas

NPNS	Normal purchase/normal sale

NRC	U.S. Nuclear Regulatory Commission

NSR	New Source Review

Ohio T&D	Ohio Transmission and Distribution

ORS	South Carolina Office of Regulatory Staff

Term or Acronym	Definition

OUCC	Indiana Office of Utility Consumer Counselor

OVEC	Ohio Valley Electric Corporation

PJM	PJM Interconnection, LLC

Progress Energy	Progress Energy, Inc.

Prosperity	Prosperity Mine, LLC

PSCSC	Public Service Commission of South Carolina

PSD	Prevention of Significant Deterioration

PUCO	Public Utilities Commission of Ohio

Q-Comm	Q-Comm Corporation

QSPE	Qualifying Special Purpose Entity

REPS	Renewable Energy and Energy Efficiency Portfolio Standard

RSP	Rate Stabilization Plan

RTO	Regional Transmission Organization

Saluda	Saluda River Electric Cooperative, Inc.’s

SB 3	North Carolina General Assembly Senate Bill 3

SB 221	Ohio Senate Bill 221

SCEUC	South Carolina Energy Users Committee

SEC	Securities and Exchange Commission

SHGP	South Houston Green Power, L.P.

SO2	Sulfur dioxide

Spectra Energy	Spectra Energy Corp.

Spectra Capital	Spectra Energy Capital, LLC (formerly Duke Capital LLC)

S&P	Standard & Poor’s

SSO	Standard Service Offer

Stimulus Bill	The American Recovery and Reinvestment Act of 2009

Subsidiary Registrants	Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana

TSR	Total shareholder return

U.S.	United States

USFE&G	U.S. Franchised Electric and Gas

Vectren	Vectren Energy Delivery of Indiana

VIE	Variable Interest Entity

VSP	Voluntary Severance Program

WACC	Weighted Average Cost of Capital

Windstream	Windstream Corp.

WVPA	Wabash Valley Power Association, Inc.

PART I

Item 1. Business.

Proposed Merger with Progress Energy, Inc. On January 8, 2011, Duke Energy Corporation (Duke Energy) entered into an Agreement and Plan of Merger (Merger Agreement) among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly-owned subsidiary (Merger Sub) and Progress Energy, Inc. (Progress Energy), a North Carolina corporation engaged in the regulated utility business of generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Progress Energy with Progress Energy continuing as the surviving corporation and a wholly-owned subsidiary of Duke Energy.

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be canceled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be canceled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at December 31, 2011, Duke Energy would issue 771 million shares of common stock to convert the Progress Energy common shares in the merger under the unadjusted exchange ratio of 2.6125. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at December 31, 2011, Duke Energy would issue 257 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on December 31, 2011, the transaction would be valued at $17 billion and would result in incremental recorded goodwill to Duke Energy of $11 billion, according to current estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $15 billion based on the approximate fair value of Progress Energy’s outstanding indebtedness at December 31, 2011. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Nuclear Regulatory Commission (NRC), the North Carolina Utilities Commission (NCUC), and the Kentucky Public Service Commission (KPSC). Duke Energy and Progress Energy also are seeking review of the merger by the Public Service Commission of South Carolina (PSCSC) and approval of the joint dispatch agreement by the PSCSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public service commissions in those states on the merger, as applicable and as required.

No assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

For additional information on the details of this proposed transaction including the status of regulatory approvals, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets.”

Overview.

Duke Energy Corporation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Its regulated utility operations serve 4 million customers located in five states in the Southeast and Midwest United States (U.S.), representing a population of approximately 12 million people. Its Commercial Power and International Energy business segments own and operate diverse power generation assets in North America and Latin America, including a growing portfolio of renewable energy assets in the U.S. Duke Energy operates in the U.S. primarily through its direct and indirect wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through Duke Energy International, LLC. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

Duke Energy Holding Corp. (Duke Energy HC) was incorporated in Delaware on May 3, 2005. On April 3, 2006, Duke Energy and Cinergy Corp. (Cinergy) consummated a merger which combined the Duke Energy and Cinergy regulated franchises, as well as deregulated generation in the Midwestern U.S. In connection with the closing of the merger transactions, Duke Energy HC changed its name to Duke Energy Corporation (Duke Energy) and Old Duke Energy converted into a limited liability company named Duke Power Company, LLC (subsequently renamed Duke Energy Carolinas effective October 1, 2006).Old Duke Energy is the predecessor of Duke Energy for purposes of U.S. securities regulations governing financial statement filing.

General. Duke Energy is a Delaware corporation. Its principal executive offices are located at 550 South Tryon Street, Charlotte, North Carolina 28202-1803. Duke Energy Carolinas is a North Carolina limited liability company. Its principal executive offices are located at 526 South Church Street, Charlotte, North Carolina 28202-1803. Duke Energy Ohio is an Ohio corporation. Its principal executive offices are located at 139 East Fourth Street, Cincinnati, Ohio 45202. Duke Energy Indiana is an Indiana corporation. Its principal executive offices are located at 1000 East Main Street, Plainfield, Indiana 46168.

The telephone number for the Duke Energy Registrants is 704-382-3853. The Duke Energy Registrants electronically file reports with the Securities and Exchange Commission (SEC), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxies and amendments to such reports.

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

The following sections describe the business and operations of each of Duke Energy’s reportable business segments, as well as Other. (For more information on the operating outlook of Duke Energy and its reportable segments, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Introduction—Executive Overview and Economic Factors for Duke Energy’s

PART I

Business”. For financial information on Duke Energy’s reportable business segments, see Note 3 to the Consolidated Financial Statements, “Business Segments.”)

Duke Energy Business Segments. Duke Energy conducts its operations in the following business segments, all of which are considered reportable segments under the applicable accounting rules: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy. The remainder of Duke Energy’s operations are presented as Other. Duke Energy’s chief operating decision maker regularly reviews financial information about each of these business segments in deciding how to allocate resources and evaluate performance. For additional information on each of these business segments, including financial and geographic information about each reportable business segment, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

U.S. FRANCHISED ELECTRIC AND GAS

Service Area and Customers

USFE&G generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, central, north central and southern Indiana, and northern Kentucky. USFE&G also transmits, distributes and sells electricity in southwestern Ohio. Additionally, USFE&G transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, the regulated transmission and distribution operations of Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana (Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest). These electric and gas operations are subject to the rules and regulations of the FERC, the NCUC, the PSCSC, the Public Utilities Commission of Ohio (PUCO), the Indiana Utility Regulatory Commission (IURC) and the KPSC. The substantial majority of USFE&G’s operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

Its service area covers 50,000 square miles with an estimated population of 12 million. USFE&G supplies electric service to four million residential, general service and industrial customers. USFE&G provides regulated transmission and distribution services for natural gas to 500,000 customers in southwestern Ohio and northern Kentucky. Electricity is also sold wholesale to incorporated municipalities, electric cooperative utilities and other load serving entities.

Duke Energy Carolinas’ service area has a diversified general service and industrial presence. Manufacturing continues to be an important contributor to the region’s economy, along with financial, professional and business services. Other sectors such as trade, health care, local government and education also constitute key components of the states’ gross domestic product. Chemicals, computers and electronics, rubber and plastics, textile, paper and motor vehicle manufacturing industries were among the most significant contributors to the Duke Energy Carolinas’ industrial sales revenue for 2011.

Duke Energy Ohio’s service area has a diversified general service and industrial customer base. Major components of the manufacturing sector include: aerospace and motor vehicles, metals, chemicals and food. Other sectors include: real estate and rental leasing, financial and insurance services, healthcare and wholesale trade services. These are among the primary contributors to Duke Energy Ohio’s industrial and general service sales revenue for 2011.

For Duke Energy Indiana, a significant portion of the service territory’s economic output is driven by manufacturing. Chemicals, transportation equipment, machinery and metal industries were the primary contributors. Other sectors include: retail trade, government, financial, health care and education services. Duke Energy Indiana’s 2011 industrial and general service sales were concentrated in the aforementioned sectors.

The number of residential, general service and industrial customers within the USFE&G service territory, as well as sales to these customers, is expected to increase over time. However, growth in the near-term is being hampered by the current economic conditions. Industrial sales increased modestly in 2011 when compared to 2010; however, the growth rate was lower than in previous comparable periods.

Seasonality and the Impact of Weather

USFE&G’s costs and revenues are influenced by seasonal patterns. Peak sales of electricity occur during the summer and winter months, resulting in higher revenue and cash flows during those periods. By contrast, fewer sales of electricity occur during the spring and fall, allowing for scheduled plant maintenance during those periods. Peak gas sales occur during the winter months. Residential and commercial customers are most impacted by weather. Industrial customers are less weather sensitive. Normal weather conditions are defined as the long-term average of actual historical weather conditions.

The estimated impact of weather on earnings is based on the number of customers, temperature variances from a normal condition and customer’s historic usage levels and patterns. The methodology used to estimate the impact of weather does not and cannot consider all variables that may impact customer response to weather conditions such as humidity and relative temperature changes. The precision of this estimate may also be impacted by applying long-term weather trends to shorter term periods.

Competition

USFE&G’s regulated utility business operates as the sole supplier of electricity within certain service territories. It owns and operates all of the businesses and facilities necessary to generate, transmit and distribute electricity. Services are priced by state commission approved rates designed to include the costs of providing these services and a reasonable return on invested capital. This regulatory policy is intended to provide safe and reliable electricity at fair prices. USFE&G’s competition in the regulated electric distribution business is primarily from the on-site generation of industrial customers. USFE&G also competes with other utilities and marketers in the wholesale electric business. The principal factors in competing for wholesale sales are price (including fuel costs), availability of capacity and power and reliability of service. Wholesale electric prices are influenced primarily by market conditions and fuel costs.

Energy Capacity and Resources

For information on USFE&G’s generation facilities, see “U.S. Franchised Electric and Gas” in Item 2. “Properties”.

Electric energy for USFE&G’s customers is generated by three nuclear generating stations with a combined owned capacity of 5,173 megawatt (MW) (including Duke Energy’s 19.25% ownership in the Catawba Nuclear Station), 14 coal-fired stations with an overall combined owned capacity of 12,977 MW (including Duke Energy’s 69% ownership in the East Bend Steam Station and 50.05% ownership in Unit 5 of the Gibson Steam Station), 31 hydroelectric stations (including two pumped-storage facilities) with a combined owned capacity of 3,321 MW, 15 combustion turbine (CT) stations burning natural gas, oil or other fuels with an overall combined owned capacity of 5,012 MW, and two Combined Cycle (CC) stations burning natural gas with an owned capacity of 905 MW. In addition, USFE&G operates a solar Distributed Generation program with 9 MW of capacity. Energy and capacity are also supplied through contracts with other generators and purchased on the open market. Factors that could cause USFE&G to purchase power for its customers include generating plant outages, extreme weather conditions, generation reliability during the summer, growth, and price. USFE&G has interconnections and arrangements with its neighboring utilities to facilitate planning, emergency assistance, sale and purchase of capacity and energy, and reliability of power supply.

PART I

USFE&G’s generation portfolio is a balanced mix of energy resources having different operating characteristics and fuel sources designed to provide energy at the lowest possible cost to meet its obligation to serve native-load customers. All options, including owned generation resources and purchased power opportunities, are continually evaluated on a real-time basis to select and dispatch the lowest-cost resources available to meet system load requirements. The vast majority of customer energy needs have historically been met by large, low-energy-production-cost nuclear and coal-fired generating units that operated almost continuously (or at baseload levels). However, recent commodity pricing trends have resulted in more combined cycle gas-fired generation.

Hydroelectric (both conventional and pumped storage) facilities in the Carolinas and gas/oil CT and CC stations in both the Carolinas and Midwest operate primarily during the peak-hour load periods when customer loads are rapidly changing. CT’s and CC’s are less expensive to build and maintain than either nuclear or coal, and can be rapidly started or stopped as needed to meet changing customer loads or operated as base load units depending on commodity prices. Hydroelectric units produce low-cost energy, but their operations are limited by the availability of water flow.

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

In 2007, North Carolina and South Carolina passed energy legislation which includes provisions to provide assurance of cost recovery, subject to prudency review, related to a utility’s incurrence of project development costs associated with nuclear baseload generation, cost recovery assurance for construction costs associated with nuclear or coal baseload generation, and the ability to recover financing costs for new nuclear baseload generation in rates during construction.

William States Lee III Nuclear Station In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC have allowed Duke Energy to incur project development and pre-construction costs for the project through June 30, 2012, and up to an aggregate maximum amount of $350 million.

As a condition to the approval of continued development of the project, Duke Energy Carolinas shall provide certain monthly reports to the PSCSC and the Office of Regulatory Staff (ORS). Duke Energy Carolinas has also agreed to provide a monthly report to certain parties on the progress of negotiations to acquire an interest in the V.C. Summer Nuclear Station expansion being developed by South Carolina Public Service Authority (Santee Cooper) and South Carolina Electric & Gas Company . Any change in ownership interest, output allocation, sharing of costs or control and any future option agreements concerning Lee Nuclear Station shall be subject to prior approval of the PSCSC.

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

Cliffside Unit 6. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build an 800 MW coal-fired unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding allowance for funds used during construction (AFUDC) of $600 million) for the approved new Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an updated cost estimate of $1.8 billion (excluding AFUDC) with the NCUC where it reduced the estimated AFUDC financing costs to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits. The Cliffside Unit 6 project is approximately 95% complete as of December 31, 2011 and is currently anticipated to be completed and in-service in 2012.

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

Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are $675 million and $710 million, respectively. In November 2011, Duke Energy Carolinas placed the Buck combined cycle natural gas-fired generation facility in service. The Dan River project is approximately 77% complete as of December 31, 2011, and expected to be placed into service by the end of 2012.

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

PART I

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

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. As Duke Energy Indiana experienced design modifications, quantity increases and scope growth above what was anticipated from the preliminary engineering design, capital costs to the IGCC project were anticipated to increase. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add $150 million, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy Indiana would present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. An interim order was received on July 28, 2010 and approves implementation of an updated IGCC rider to recover costs incurred through September 30, 2009. The approvals are on an interim basis pending the outcome of the sub-docket proceeding involving the revised cost estimate as discussed further below.

On April 16, 2010, Duke Energy Indiana filed a revised cost estimate for the IGCC project reflecting an estimated cost increase of $530 million. Duke Energy Indiana requested approval of the new cost estimate of $2.88 billion (including $160 million of AFUDC) and for continuation of the existing cost recovery treatment. A major driver of the cost increase included quantity increases and design changes, which impacted the scope, productivity and schedule of the IGCC project. On September 17, 2010 an agreement was reached with the Indiana Office of Utility Consumer Counselor (OUCC), Duke Energy Indiana Industrial Group and Nucor Steel – Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion will be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. Due to the IURC investigation discussed below, the IURC convened a technical conference on November 3, 2010, related to the continuing need for the Edwardsport IGCC facility. On December 9, 2010, the parties to the settlement withdrew the settlement agreement to provide an opportunity for the parties to the settlement to assess whether and to what extent the settlement agreement remained a reasonable allocation of risks and rewards and whether modifications to the settlement agreement were appropriate. The IURC granted the motion and scheduled a new evidentiary hearing to begin March 17, 2011. Management determined that the $44 million charge discussed above was not impacted by the withdrawal of the settlement agreement.

During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. Evidentiary hearings are set for April 24-25, 2012, respectively.

The Citizens Action Coalition of Indiana, Inc. (CAC), Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper circumstances, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. On February 25, 2011, the IURC issued an order which denied the request for a subdocket to investigate the allegations of improper communications and undue influence at this time, finding there were other agencies better suited for such investigation. The IURC also found that allegations of fraud, concealment and gross mismanagement related to the IGCC project should be heard in a Phase II proceeding of the cost estimate subdocket and set evidentiary hearings on both Phase I (cost estimate increase) and Phase II beginning in August 2011. After procedural delays, hearings for Phase I began on October 26, 2011 and for Phase II hearings begin on November 21, 2011.

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

On June 27, 2011, Duke Energy Indiana filed testimony with the IURC in connection with its seventh semi-annual rider request which included an update on the current cost forecast of the Edwardsport IGCC project. The updated forecast excluding AFUDC increased from $2.72 billion to $2.82 billion, not including any contingency for unexpected start-up events. On June 30, 2011, the OUCC and intervenors filed testimony in Phase I recommending that Duke Energy Indiana be disallowed cost recovery of any of the additional cost estimate increase above the previously approved cost estimate of $2.35 billion. Duke Energy Indiana filed rebuttal testimony on August 3, 2011. On November 30, 2011, Duke Energy Indiana filed a petition with the IURC in connection with its eight semi-annual rider request for the Edwardsport project. Evidentiary hearings for the seventh and eighth semi-annual rider requests are scheduled for August 6 and August 7, 2012.

In the subdocket proceeding on July 14, 2011, the OUCC and certain intervenors filed testimony in Phase II alleging that Duke Energy Indiana concealed information and grossly mismanaged the project, and therefore Duke Energy Indiana should only be permitted to recover from customers $1.985 billion, the original IGCC project cost estimate approved by the IURC. Other intervenors recommended that Duke Energy Indiana not be able to rely on any cost recovery granted under the CPCN or the first cost increase order. Duke Energy Indiana believes it has diligently and prudently managed the project. On September 9, 2011, Duke Energy defended against the allegations in its responsive testimony. The OUCC and intervenors filed their final rebuttal testimony in Phase II on or before October 7, 2011, making similar claims of fraud, concealment and gross mismanagement and recommending the same outcome of limiting Duke Energy Indiana’s recovery to the $1.985 billion initial cost estimate. Additionally, the CAC parties recommended that recovery be limited to the costs incurred on the IGCC project as of November 30, 2009 (Duke Energy Indiana estimates it had committed costs of $1.6 billion), with further IURC proceedings to be held to determine the financial consequences of this recommendation.

On October 19, 2011, Duke Energy revised its project cost estimate from approximately $2.82 billion, excluding financing costs, to approximately $2.98 billion, excluding financing costs. The revised estimate reflects additional cost pressures resulting from quantity increase and the resulting impact on the scope, productivity and schedule of the IGCC project. Duke Energy Indiana previously proposed to the IURC a cost cap of approximately $2.72 billion, plus the actual AFUDC that accrues on that amount. As a result, Duke Energy Indiana recorded a pre-tax impairment charge of approximately $222 million in the third quarter of 2011 related to costs expected to be incurred above the cost cap. This charge is in addition to a pre-tax impairment charge of approximately $44 million recorded in the third quarter of 2010 as discussed above. The cost cap, if approved by the IURC, limits the amount of project construction costs that may be incorporated into customer rates in

PART I

Indiana. As a result of the proposed cost cap, recovery of these cost increases is not considered probable. Additional updates to the cost estimate could occur through the completion of the plant in 2012.

Phase I and Phase II hearings concluded on January 24, 2012. Final orders from the IURC on Phase I and Phase II of the subdocket and the pending IGCC Rider proceedings are expected no sooner than the end of the third quarter 2012.

Duke Energy is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

The Edwardsport IGCC facility is approximately 97% complete as of December 31, 2011 and is expected to be completed and placed in service in 2012.

Duke Energy Indiana Carbon Sequestration. Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. The CAC, an intervenor, recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009.

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion on the above in-process or potential construction projects.

Duke Energy Generating Facility Retirements. Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Ohio and Duke Energy Kentucky each periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (15-20 years), and options being considered to meet those needs. The IRP’s filed by Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Ohio and Duke Energy Kentucky in 2011 and 2010 included planning assumptions to potentially retire, by 2015, certain coal-fired generating facilities in North Carolina, South Carolina, Indiana, Ohio and Kentucky that do not have the requisite emission control equipment, primarily to meet EPA regulations that are not yet effective. These facilities total approximately 3,300 MW at eight sites (Dan River, Riverbend, Lee, Buck units 5 and 6, Wabash River, Gallagher, Beckjord and Miami Fort unit 6). Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any assets are retired.

Fuel Supply

USFE&G relies principally on coal and nuclear fuel for its generation of electric energy. The following table lists USFE&G’s sources of power and fuel costs for the three years ended December 31, 2011.

	Generation by Source (Percent)			Cost of Delivered Fuel per Net Kilowatt-hour Generated (Cents)
	2011(d)	2010(d)	2009	2011(d)	2010(d)	2009
Coal(a)	60.0	61.5	59.6	3.17	3.04	2.88
Nuclear	37.6	36.3	38.5	0.55	0.52	0.48
Oil and gas(b)	1.4	0.9	0.4	5.89	6.77	7.71

All fuels (cost-based on weighted average)(a)	99.0	98.7	98.5	2.21	2.15	1.96
Hydroelectric(c)	1.0	1.3	1.5

	100.0	100.0	100.0

(a)	Statistics related to coal generation and all fuels reflect USFE&G’s 69% ownership interest in the East Bend Steam Station and 50.05% ownership interest in Unit 5 of the Gibson Steam Station.
(b)	Cost statistics include amounts for light-off fuel at USFE&G’s coal-fired stations and combined cycle (gas only).
(c)	Generating figures are net of output required to replenish pumped storage facilities during off-peak periods.
(d)	In addition, Duke Energy Carolinas produced approximately 6,000 megawatt-hours (MWh) in solar generation for 2011 and 2010; no fuel costs are attributed to this generation.

Coal. USFE&G meets its coal demand in the Carolinas and Midwest through a portfolio of long-term purchase contracts and short-term spot market purchase agreements. Large amounts of coal are purchased under long-term contracts with mining operators who mine both underground and at the surface. USFE&G uses spot-market purchases to meet coal requirements not met by long-term contracts. Expiration dates for its long-term contracts, which have various price adjustment provisions and market re-openers, range from 2012 to 2014 for the Carolinas and 2012 to 2016 for the Midwest. USFE&G expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The coal purchased for the Carolinas is primarily produced from mines in eastern Kentucky, West Virginia and southwestern Virginia. The coal purchased for the regulated Midwest entities is primarily produced in Indiana, Illinois, and Kentucky. USFE&G has an adequate supply of coal under contract to fuel its projected 2012 operations and a significant portion of supply to fuel its projected 2013 operations. Coal inventory levels have increased during the past year due to the impact of mild weather and the economy on retail load and low natural gas prices which are resulting in higher combined cycle gas-fired generation. If these factors continue for an extended period of time, USFE&G could have excess levels of coal inventory or incur incremental purchased power or other costs.

PART I

The current average sulfur content of coal purchased by USFE&G for the Carolinas is between 1% and 2%; while the Midwest is between 2% and 3%. USFE&G’s scrubbers, in combination with the use of sulfur dioxide (SO2) emission allowances, enable USFE&G to satisfy current SO2 emission limitations for existing facilities in the Carolinas and Midwest.

Gas. USFE&G is responsible for the purchase and the subsequent delivery of natural gas to native load customers in its Ohio and Kentucky service territories. USFE&G’s natural gas procurement strategy is to buy firm natural gas supplies (natural gas intended to be available at all times) and firm interstate pipeline transportation capacity during the winter season (November through March) and during the non-heating season (April through October) through a combination of firm supply and transportation capacity along with spot supply and interruptible transportation capacity. This strategy allows USFE&G to assure reliable natural gas supply for its high priority (non-curtailable) firm customers during peak winter conditions and provides USFE&G the flexibility to reduce its contract commitments if firm customers choose alternate gas suppliers under USFE&G customer choice/gas transportation programs. In 2011, firm supply purchase commitment agreements provided approximately 100% of the natural gas supply. These firm supply agreements feature two levels of gas supply, specifically (i.) base load, which is a continuous supply to meet normal demand requirements, and (ii.) swing load, which is gas available on a daily basis to accommodate changes in demand due primarily to changing weather conditions.

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

USFE&G maintains natural gas procurement-price volatility mitigation programs for Duke Energy Ohio and Duke Energy Kentucky. These programs pre-arrange percentages of seasonal gas requirements for Duke Energy Ohio and Duke Energy Kentucky. Duke Energy Ohio and Duke Energy Kentucky use primarily fixed-price forward contracts and contracts with a ceiling and floor on the price. As of December 31, 2011, Duke Energy Ohio and Duke Energy Kentucky, combined, had locked in pricing for 19% of their winter 2012/2013 system load requirements.

USFE&G is also responsible for the purchase and the subsequent delivery of natural gas to the gas turbine generators to serve native electric load customers in the Duke Energy Carolinas, Duke Energy Indiana and Duke Energy Kentucky service territories. The natural gas procurement strategy is to contract with one or several suppliers who buy spot market natural gas supplies along with firm or interruptible interstate pipeline transportation capacity for deliveries to the sites. This strategy allows for competitive pricing, flexibility of delivery, and reliable natural gas supplies to each of the natural gas plants. In addition, Duke Energy Carolinas entered into a 20 year contract for firm capacity to serve a portion of the Buck and Dan River facilities. Many of the natural gas plants can be served by several supply zones and multiple pipelines.

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

Duke Energy Carolinas has entered into fuel contracts that, based on its current need projections, cover 100% of the uranium concentrates, conversion services, and enrichment services requirements of the Oconee, McGuire and Catawba Nuclear Stations through at least 2013 and cover fabrication services requirements for these plants through at least 2018. For subsequent years, a portion of the fuel requirements at Oconee, McGuire and Catawba are covered by long-term contracts. For future requirements not already covered under long-term contracts, Duke Energy Carolinas believes it will be able to renew contracts as they expire, or enter into similar contractual arrangements with other suppliers of nuclear fuel materials and services.

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

In February 2009, the NCUC approved Duke Energy Carolinas’ energy efficiency programs and authorized Duke Energy Carolinas to implement its rate rider pending approval of a final compensation mechanism by the NCUC. Duke Energy Carolinas began offering energy conservation programs to North Carolina retail customers and billing a conservation-program only rider on June 1, 2009. In October 2009, Duke Energy Carolinas also began offering demand response programs in North Carolina. In December 2009, the NCUC approved the save-a-watt compensation mechanism and, effective January 1, 2010, Duke Energy Carolinas began billing a rate rider reflecting both conservation and demand response programs. Since that time, additional programs have been filed by Duke Energy Carolinas and approved by the NCUC for delivery under the save-a-watt mechanism. The save-a-watt programs and compensation approach in North Carolina are approved through December 31, 2013.

Duke Energy Carolinas began offering demand response and conservation programs to South Carolina retail customers effective June 1, 2009. In January 2010, the PSCSC approved a save-a-watt rider for Duke Energy Carolinas’ energy efficiency programs. Duke Energy Carolinas began billing this rider to retail customers February 1, 2010. Since that time, additional programs have been filed by Duke Energy Carolinas and approved by the PSCSC for delivery under the save-a-watt mechanism. The save-a-watt programs and compensation approach in South Carolina are approved through December 31, 2013.

Save-a-watt was approved by the PUCO in December 2008, in conjunction with the Electric Security Plan (ESP), and Duke Energy Ohio began offering programs and billing a rate rider effective January 1, 2009. Save-a-watt was approved in Ohio through December 31, 2011. A shared-savings compensation mechanism was filed with the PUCO on July 20, 2011, with a proposed effective date of January 1, 2012. Approval of Duke Energy Ohio’s shared-savings mechanism is pending with the PUCO.

On September 28, 2010, Duke Energy Indiana filed a petition for new energy efficiency programs to enable meeting the IURC’s energy efficiency mandates. Duke Energy Indiana’s proposal requests recovery of costs through a rider including lost revenues and incentives for “core plus” energy efficiency programs and lost revenues and cost recovery for “core” energy efficiency programs. The hearing occurred in July 2011 and an order is expected in the first quarter of 2012.

In January 2010, Duke Energy Kentucky withdrew the application to implement save-a-watt. Energy efficiency programs continue under Duke Energy Kentucky’s existing demand-side management program.

SmartGrid and Distributed Renewable Generation Demonstration Project. Duke Energy Indiana filed a petition and case-in-chief testimony, supporting its request to build an intelligent distribution grid in Indiana. The proposal requested approval of distribution formula

PART I

rates or, in the alternative, a SmartGrid rider to recover the return on and of the capital costs of the build-out and the recovery of incremental operating and maintenance expenses. Duke Energy Indiana filed supplemental testimony in January 2009 to reflect the impacts of new favorable tax treatment on the cost/benefit analysis for SmartGrid. In response to issues raised by intervenors, Duke Energy Indiana filed rebuttal testimony agreeing to slow its deployment, and agreeing to work with the parties collaboratively to design time differentiated rate and energy management system pilots. During 2009, filings by intervenors and Duke Energy Indiana have been made that address various issues related to SmartGrid. On April 16, 2010, Duke Energy Indiana filed supplemental testimony in support of a revised SmartGrid proposal. An evidentiary hearing was held in July 2010. The IURC issued an order on October 19, 2011, dismissing the case, without prejudice or consideration of the merits of the case, due to the substantial delay in adjudication. Duke Energy will be evaluating its future plans for the demonstration of SmartGrid technology in Indiana.

Duke Energy Ohio received approval to recover expenditures incurred to deploy the SmartGrid infrastructure in December 2008 in conjunction with the approval of Duke Energy Ohio’s ESP filing. In June 2009, Duke Energy Ohio filed an application to establish rates for return of its SmartGrid net costs incurred for gas and electric distribution service through the end of 2008. The rider for recovering electric SmartGrid costs was approved by the PUCO in its order approving the ESP. Duke Energy Ohio proposed its gas SmartGrid rider as part of its most recent gas distribution rate case. A Stipulation and Recommendation was entered into by Duke Energy Ohio, Staff of the PUCO, Kroger Company, and Ohio Partners for Affordable Energy, which provides for a revenue increase of $4.2 million under the electric rider and $590,000 under the natural gas rider. Approval of the Stipulation and Recommendation occurred in May 2010. Duke Energy Ohio filed its application for 2009 cost recovery in July 2010 and a Stipulation and Recommendation was filed on February 14, 2011, which provides for a revenue requirement increase of $8.7 million under the electric rider and $5 million under the gas rider. The PUCO approved the Stipulation on March 23, 2010. On June 30, 2011, Duke Energy Ohio filed its application for 2010 cost recovery. As part of the Stipulation and Recommendation, Duke Energy Ohio agreed to include a mid-deployment summary and review with its second quarter 2011 filing outlining its expenditures, deployment milestones, system performance levels and customer benefits in comparison to those outlined in the original plan. The PUCO has also begun an audit of the program, the results of which will be addressed in the case seeking recovery of 2010 costs.

Duke Energy Business Services was awarded a $200 million SmartGrid investment grant from the DOE in October 2009. The original grant application was based on a scaled SmartGrid deployment in Ohio and Indiana and a distribution automation pilot in Kentucky. However, due to the regulatory activities in Indiana described above, the project was re-scoped to include a phased-in approach in Indiana and additional deployments in Kentucky, North Carolina and South Carolina. The re-scoped grant was finalized with the DOE in May 2010. Subsequent to the re-scoping of the grant, as mentioned above, the IURC denied Duke Energy Indiana’s proposed SmartGrid pilot without prejudice and Duke Energy Indiana is currently evaluating its future SmartGrid plans and timing.

Renewable Energy. Concerns of climate change and energy security, carbon emissions and a desire to stimulate energy related to economic development have resulted in rising government support of renewable energy legislation at both the federal and state level. For example, the North Carolina legislation (SB 3) established a renewable energy and energy efficiency portfolio standard (REPS) for electric utilities, and in 2008, the state of Ohio also passed legislation that included renewable energy and advanced energy targets. With the passage of Senate Bill 221 (SB 221) in Ohio in 2008, Duke Energy Ohio is required to secure renewable energy and include an increasing percentage of renewables as part of its resource portfolio. The compliance percentages are based on a three-year historical average of its Standard Service Offer load. The requirements begin at 0.25% of the baseline load from all renewable resources, including 0.004% to be specifically from solar beginning in 2009, increasing to 12.5% total renewable, with 0.5% from solar by 2024. Of these percentages, at least 50% of each resource type must come from resources located within the state of Ohio. To address this legislation, Duke Energy Ohio initiated several acquisition activities focused on meeting the specific near-term 2009, 2010 and 2011 requirements. Effective December 10, 2009, the PUCO adopted a set of reporting standards known as “Green Rules” which will regulate energy efficiency, alternative energy generation requirements and emission reporting for activities mandated by SB 221.

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

The Indiana state legislature passed Senate Bill 251 in 2011, establishing a Voluntary Portfolio Standard. IURC rulemaking is underway with final rules expected mid-2012.

Duke Energy Carolinas expects to be deemed in full compliance with these requirements in 2012, subject to NCUC order, and Duke Energy Ohio also expects to be in full compliance with these requirements in 2012.

Inventory

Generation of electricity is capital-intensive. USFE&G must maintain an adequate stock of fuel, materials and supplies in order to ensure continuous operation of generating facilities and reliable delivery to customers. As of December 31, 2011, the inventory balance for USFE&G was $1,356 million. See Note 1 to the Consolidated Financial Statements, “Summary of Significant Accounting Policies,” for additional information.

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

Duke Energy Carolinas has a significant future financial commitment to dispose of spent nuclear fuel and decommission and decontaminate the plant safely. The NCUC and the PSCSC require that Duke Energy Carolinas updates its cost estimate for decommissioning its nuclear plants every five years, the most recent site-specific nuclear decommissioning cost studies were completed in January 2009 and showed total estimated nuclear decommissioning costs, including the cost to decommission plant components not subject to radioactive contamination, of $3 billion in 2008 dollars. This estimate includes Duke Energy Carolinas’ 19.25% ownership interest in the Catawba Nuclear Station. The other joint owners of the Catawba Nuclear Station are responsible for decommissioning costs related to their ownership interests in the station. The balance of the external Nuclear Decommissioning Trust Funds (NDTF) was $2,060 million as of December 31, 2011 and $2,014 million as of December 31, 2010. Both the NCUC and the PSCSC have allowed Duke Energy Carolinas to

PART I

recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy Carolinas’ nuclear stations. Duke Energy Carolinas believes that the decommissioning costs being recovered through rates, when coupled with the existing fund balance and expected fund earnings, will be sufficient to provide for the cost of future decommissioning. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations,” for more information.

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

Duke Energy Carolinas 2011 North Carolina Rate Case. In January 2012, the NCUC approved a settlement agreement between Duke Energy Carolinas and the North Carolina Utilities Public Staff (Public Staff) to limit Duke Energy Carolinas to an average 7.2% increase in retail rates, or approximately $309 million. The terms of the agreement included a 10.5% return on equity and a capital structure of 53% equity and 47% long-term debt. Revised rates went into effect in February 2012.

Duke Energy Carolinas 2011 South Carolina Rate Case. In January 2012, the PSCSC approved a settlement agreement between Duke Energy Carolinas, the Office of Regulatory Staff (ORS), Wal-Mart Stores East, LP, and Sam’s East, Inc. The terms of the agreement included an average 6.0% increase in retail and commercial revenues, or approximately $93 million. The proposed settlement included a 10.5% return on equity and a capital structure of 53% equity and 47% long-term debt. Revised rates went into effect in February 2012.

Duke Energy Carolinas 2009 North Carolina Rate Case. In December 2009, the NCUC approved a settlement agreement between Duke Energy Carolinas and the North Carolina Public Staff. The terms of the agreement included a base rate increase of $315 million (or 8%) phased in primarily over a two-year period beginning January 1, 2010. In order to mitigate the impact of the increase on customers, the agreement provided for (i) a one-year delay in the collection of financing costs related to the Cliffside modernization project until January 1, 2011; and (ii) the accelerated return of certain regulatory liabilities to customers which lowered the total impact to customer bills to an increase of 7%. The settlement included a 10.7% return on equity and a capital structure of 52.5% equity and 47.5% long-term debt.

Duke Energy Carolinas 2009 South Carolina Rate Case. In January 2010, the PSCSC approved a settlement agreement filed by Duke Energy Carolinas, Office of Regulatory Staff (ORS), and South Carolina Energy Users Committee (SCEUC) The terms of the agreement included (i) a $74 million increase in base rates, (ii) an allowed return on equity of 11% with rates set at a return on equity of 10.7% and capital structure of 53% equity, and (iii) various riders, including one that provides for the return of Demand Side Management (DSM) charges previously collected from customers over three years, and another that provides for a storm reserve provision allowing Duke Energy Carolinas to collect $5 million annually (up to a maximum funding level of $50 million accumulating in reserves) to be used against large storm costs in any particular period. The new rates were effective February 1, 2010.

Duke Energy Ohio Standard Service Offer (SSO) Filing. The PUCO approved Duke Energy Ohio’s new ESP in November 2011. The ESP includes competitive auctions for electricity supply for a term of January 1, 2012 through May 31, 2015. The ESP also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from 2012-2014 and requires Duke Energy Ohio to transfer its generation assets to a non-regulated affiliate on or before December 31, 2014. Duke Energy Ohio’s USFE&G segment successfully conducted initial auctions in December 2011 to serve SSO customers effective January 2012. New rates for Duke Energy Ohio went into effect for SSO customers in January 2012.

The new ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation. Duke Energy Ohio’s retail load obligation is satisfied through competitive auctions, the costs of which are recovered from customers. As a result, Duke Energy Ohio now earns margin on the transmission and distribution of electricity only and not on the cost of the underlying energy.

For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters—Rate Related Information.”

Federal

The FERC approves USFE&G’s cost-based rates for electric sales to certain wholesale customers, as well as sales of transmission service. Regulations of FERC and the state utility commissions govern access to regulated electric and gas customer and other data by non-regulated entities, and services provided between regulated and non-regulated energy affiliates. These regulations affect the activities of non-regulated affiliates with USFE&G.

Regional Transmission Organizations. Duke Energy Indiana is a transmission owner in a regional transmission organization (RTO) operated by the Midwest Independent Transmission System Operator, Inc. (Midwest ISO), a non-profit organization which maintains functional control over the combined transmission systems of its members. In 2005, the Midwest ISO began administering an energy market within its footprint and in January 2009 it began administering an ancillary services market. Additionally, in April 2009, the Midwest ISO began administering a voluntary capacity auction, and in June 2009, instituted a tariff based capacity requirement.

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

Effective January 1, 2012, Duke Energy Ohio and Duke Energy Kentucky became transmission owners in a RTO operated by PJM Interconnection, LLC (PJM). PJM operates in a manner similar to the Midwest ISO as described above. Prior to this date, Duke Energy Ohio and Duke Energy Kentucky were transmission owners in the Midwest ISO.

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

All but one of USFE&G’s hydroelectric generating facilities are licensed by the FERC under Part I of the Federal Power Act. The FERC has jurisdiction to issue new hydroelectric operating licenses when the existing license expires. The 13 hydroelectric stations of the Catawba-Wateree Project are in the late stages of the FERC relicensing process. These stations continue to operate under annual extensions of the current FERC license, which expired in 2008, until the FERC issues a new license, which is currently projected to be issued in late 2012. Relicensing is now underway for two hydroelectric stations comprising the Keowee-Toxaway Project. The current Keowee-Toxaway Project license does not expire until 2016 and the project will continue to operate under the current license until the new license is issued. All other hydroelectric stations are operating under current operating licenses, including ten hydroelectric stations (in the East Fork,

PART I

West Fork, Nantahala, Bryson, Mission, Franklin, and Markland Projects) for which new licenses were issued in 2010 through 2012. Duke Energy expects to receive new licenses for all applicable hydroelectric facilities with the exception of the Dillsboro Project, for which Duke Energy requested and the FERC approved license surrender. Duke Energy Carolinas has removed the Dillsboro Project dam and powerhouse as part of multi-project and multi-stakeholder agreements and Duke Energy Carolinas is continuing with stream restoration and post-removal monitoring as requested by FERC’s license surrender order.

USFE&G is subject to the jurisdiction of the U.S. Environmental Protection Agency (EPA) and state and local environmental agencies. For a discussion of environmental regulation, see “Environmental Matters” in this section.

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and other EPA regulations under development and the potential impacts such legislation and regulation could have on Duke Energy’s operations.

COMMERCIAL POWER

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants as well as other contractual positions. Commercial Power’s generation operations, excluding renewable energy generation assets, consist primarily of coal-fired and gas-fired non-regulated generation assets which are dispatched into wholesale markets. These assets are comprised of 7,550 net MW of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. The coal-fired generation assets were dedicated under the Duke Energy Ohio ESP through December 31, 2011. As discussed in the USFE&G section above, the new ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation as of January 1, 2012. As a result, Duke Energy Ohio’s coal-fired generation assets no longer serve retail load customers or receive negotiated pricing under the ESP. The generation assets began selling all of their electricity into wholesale markets in January 2012 and going forward will receive wholesale energy margins and capacity revenues from PJM at rates currently below those previously collected under the prior ESP. These lower energy margins and capacity revenues are expected to be partially offset by a non-bypassable stability charge collected from Duke Energy Ohio’s retail customers through 2014. Commercial Power has fully hedged its forecasted coal-fired generation. Capacity revenues are 100% contracted in PJM through May 2015.

For information on Commercial Power’s generation facilities, see “Commercial Power” in Item 2, “Properties”

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

Through Duke Energy Generation Services, Inc. (DEGS), Commercial Power engages in the development, construction and operation of renewable energy projects. Currently, DEGS has a significant pipeline of development projects and approximately 1,100 net MW of renewable generating capacity in operation as of December 31, 2011. In addition, DEGS develops commercial transmission projects. DEGS also owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities. DEGS currently manages approximately 3,700 MW of power generation at various sites throughout the U.S.

Rates and Regulation

Effective January 1, 2009, Commercial Power’s primarily coal-fired generation assets began operating under the Duke Energy Ohio ESP, which expired on December 31, 2011. Prior to the ESP, these generation assets had been contracted through the Rate Stabilization Plan (RSP), which expired on December 31, 2008.

Prior to December 17, 2008, Commercial Power did not apply regulatory accounting treatment to any of its operations due to the comprehensive electric deregulation legislation passed by the state of Ohio in 1999. In April 2008, new legislation (SB 221) was passed in Ohio and signed by the Governor of Ohio in May 2008. This law codified the PUCO’s authority to approve an electric utility’s Standard Service Offer either through an ESP or a Market Rate Offer (MRO), which is a price determined through a competitive bidding process. In July 2008, Duke Energy Ohio filed an ESP and, with certain amendments, the ESP was approved by the PUCO on December 17, 2008. The approval of the ESP on December 17, 2008 resulted in the reapplication of regulatory accounting treatment to certain portions of Commercial Power’s operations as of that date. The ESP became effective on January 1, 2009.

Despite certain portions of the Ohio retail load operations not meeting the criteria for applying regulatory accounting treatment, all of Commercial Power’s Ohio retail load operations’ rates were subject to approval by the PUCO through December 2011, and thus these operations, through December 31, 2011, were referred to here-in as Commercial Power’s regulated operations.

As discussed in the USFE&G section above, the PUCO approved Duke Energy Ohio’s new ESP in November 2011.In November 2011, as a result of changes resulting from the PUCO’s approval of the new ESP, Commercial Power stopped applying regulatory accounting treatment to its Ohio operations. As of December 31, 2011, no portion of Commercial Power applies regulatory accounting.

For more information on rate matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters—Rate Related Information.”

Commercial Power is subject to regulation at the federal level, primarily from FERC. Regulations of FERC govern access to regulated electric customer and other data by non-regulated entities, and services provided between regulated and non-regulated energy affiliates. These regulations affect the activities of Commercial Power.

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

Market Environment and Competition

Commercial Power competes for wholesale contracts for the purchase and sale of electricity, coal, natural gas and emission allowances. The market price of commodities and services, along with the quality and reliability of services provided, drive competition in the energy marketing business. Commercial Power’s main competitors include other non-regulated generators in the Midwestern U.S., wholesale power providers, coal and natural gas suppliers, and renewable energy.

Fuel Supply

Commercial Power relies on coal and natural gas for its generation of electric energy.

Coal. Commercial Power meets its coal demand through a portfolio of purchase supply contracts and spot agreements. Large amounts of coal are purchased under supply contracts with mining operators who mine both underground and at the surface. Commercial

PART I

Power uses spot-market purchases to meet coal requirements not met by supply contracts. Expiration dates for its supply contracts, which have various price adjustment provisions and market re-openers, range through 2018. Commercial Power expects to renew these contracts or enter into similar contracts with other suppliers for the quantities and quality of coal required as existing contracts expire, though prices will fluctuate over time as coal markets change. The majority of Commercial Power’s coal is sourced from mines in the Northern Appalachian and Illinois basins. Commercial Power has an adequate supply of coal to fuel its projected 2012 operations. The majority of Commercial Power’s coal-fired generation is equipped with flue gas desulfurization equipment. As a result, Commercial Power is able to satisfy the current emission limitations for SO2 for existing facilities.

Gas. Commercial Power is responsible for the purchase and the subsequent delivery of natural gas to its gas turbine generators. In general Commercial Power hedges its natural gas requirements using financial contracts. Physical gas is purchased in the spot market to meet generation needs.

INTERNATIONAL ENERGY

International Energy principally operates and manages power generation facilities and engages in sales and marketing of electric power, natural gas, and natural gas liquids outside the U.S. It conducts operations through Duke Energy International, LLC (DEI) and its affiliates and its activities principally target power generation in Latin America. Additionally, International Energy owns a 25% interest in National Methanol Company (NMC), a large regional producer of methanol and methyl tertiary butyl ether (MTBE) located in Saudi Arabia. The investment in NMC is accounted for under the equity method of accounting. International Energy has a 25% ownership interest in Attiki Gas Supply S.A. (Attiki), a natural gas distributor located in Athens, Greece, which was accounted for under the equity method of accounting through December 31, 2009. In January 2010, the counterparty to Attiki’s non-recourse debt issued a notice of default due to Duke Energy’s failure to make a scheduled semi-annual installment payment of principal and interest in November 2009 and following Duke Energy’s December 2009 decision to abandon its investment in Attiki and the related non-recourse debt. In December 2011, Duke Energy entered into an agreement to sell its ownership interest to an existing equity owner in a series of transactions that will result in full discharge of its debt obligation; the transaction is scheduled to close in March 2012. See Note 13 to the Consolidated Financial Statements, “Investments in Unconsolidated Affiliates and Related Party Transactions,” for additional information.

International Energy’s customers include retail distributors, electric utilities, independent power producers, marketers and industrial/commercial companies. International Energy’s current strategy is focused on optimizing the value of its current Latin American portfolio and expanding the portfolio through investment in generation opportunities in Latin America.

International Energy owns, operates or has substantial interests in approximately 4,600 gross MW of generation facilities. For information on International Energy’s generation facilities, see “International Energy” in Item 2, “Properties”

Competition and Regulation

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

A high percentage of International Energy’s portfolio consists of baseload hydroelectric generation facilities which compete with other forms of electric generation available to International Energy’s customers and end-users, including natural gas and fuel oils. Economic activity, conservation, legislation, governmental regulations, weather, additional generation capacities and other factors affect the supply and demand for electricity in the regions served by International Energy. International Energy’s operations are subject to both country-specific and international laws and regulations. (See “Environmental Matters” in this section.)

OTHER

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes certain unallocated corporate costs, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, contributions to the Duke Energy Foundation, Duke Energy’s effective 50% interest in DukeNet Communications, LLC (DukeNet) and related telecom businesses, and Duke Energy Trading and Marketing, LLC (DETM), which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy and management is currently in the process of winding down.

Bison’s principal activities as a captive insurance entity include the indemnification of various business risks and losses, such as property, business interruption, workers’ compensation and general liability of subsidiaries and affiliates of Duke Energy. DukeNet develops, owns and operates a fiber optic communications network, primarily in the southeast U.S., serving wireless, local and long-distance communications companies, internet service providers and other businesses and organizations.

Regulation

The entities within Other are subject to the jurisdiction of state and local agencies.

GEOGRAPHIC REGIONS

For a discussion of Duke Energy’s foreign operations see “Management’s Discussion and Analysis of Results of Operations” and Notes 3 and 14 to the Consolidated Financial Statements, “Business Segments” and “Risk Management, Derivative Instruments and Hedging Activities,” respectively.

EMPLOYEES

On December 31, 2011, Duke Energy had 18,249 employees. A total of 4,445 operating and maintenance employees were represented by unions.

PART I

EXECUTIVE OFFICERS OF DUKE ENERGY

STEPHEN G. DE MAY, 49, Senior Vice President, Investor Relations and Treasurer. Mr. De May assumed the role of Treasurer in November 2007 and in October 2009 Mr. De May assumed additional responsibility for investor relations. Prior to that, he served as Assistant Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. De May served as Vice President, Energy and Environmental Policy of Duke Energy since February 2004.

LYNN J. GOOD, 52, Group Executive and Chief Financial Officer. Ms. Good assumed her current position in July 2009. In November 2007, Ms. Good began serving as President, Commercial Businesses. Prior to that, she served as Senior Vice President and Treasurer since December 2006; prior to that she served as Treasurer and Vice President, Financial Planning since October 2006; and prior to that she served as Vice President and Treasurer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Ms. Good served as Executive Vice President and Chief Financial Officer of Cinergy from August 2005 and Vice President, Finance and Controller of Cinergy from November 2003 to August 2005.

DHIAA M. JAMIL, 55, Group Executive, Chief Generation Officer and Chief Nuclear Officer. Mr. Jamil assumed his position as Chief Generation Officer in July 2009 and his position as Chief Nuclear Officer in February 2008. Prior to that he served as Senior Vice President, Nuclear Support, Duke Energy Carolinas, LLC since January 2007; and prior to that he served as Vice President, Catawba Nuclear Station, since July 2003.

MARC E. MANLY, 59, Group Executive, Chief Legal Officer and Corporate Secretary. Mr. Manly assumed the role of Corporate Secretary in December 2008 and assumed position of Chief Legal Officer in April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Manly served as Executive Vice President and Chief Legal Officer of Cinergy since November 2002.

JAMES E. ROGERS, 64, Chairman, President and Chief Executive Officer. Mr. Rogers assumed the role of Chief Executive Officer and President in April 2006, upon the merger of Duke Energy and Cinergy and assumed the role of Chairman on January 2, 2007. Until the merger of Duke Energy and Cinergy, Mr. Rogers served as Chairman of the Board of Cinergy since 2000 and as Chief Executive Officer of Cinergy since 1995.

B. KEITH TRENT, 52, Group Executive and President, Commercial Businesses. Mr. Trent assumed his current position in July 2009. Prior to that he served as Group Executive and Chief Strategy, Policy and Regulatory Officer since May 2007. Prior to that he served as Group Executive and Chief Strategy and Policy Officer since October 2006 and prior to that he served as Group Executive and Chief Development Officer since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Trent served as Executive Vice President, General Counsel and Secretary of Duke Energy since March 2005. Prior to that he served as General Counsel, Litigation of Duke Energy from May 2002 to March 2005.

JENNIFER L. WEBER, 45, Group Executive of Human Resources and Corporate Relations. Ms. Weber assumed her current position in January 2011. Prior to that she served as Senior Vice President and Chief Human Resources Officer since November 2008. Prior to that she served as Senior Vice President of Human Resources at Scripps Networks Interactive from 2005 to 2008.

STEVEN K. YOUNG, 53, Senior Vice President and Controller. Mr. Young assumed his current position in December 2006. Prior to that he served as Vice President and Controller since April 2006, upon the merger of Duke Energy and Cinergy. Until the merger of Duke Energy and Cinergy, Mr. Young served as Vice President and Controller of Duke Energy since June 2005. Prior to that Mr. Young served as Senior Vice President and Chief Financial Officer of Duke Energy Carolinas from March 2003 to June 2005.

Executive officers serve until their successors are duly elected.

There are no family relationships between any of the executive officers, nor any arrangement or understanding between any executive officer and any other person involved in officer selection.

GENERAL

Duke Energy Subsidiary Registrant Overview.

Duke Energy Carolinas. Duke Energy Carolinas generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the NCUC, the PSCSC, the NRC and FERC. Duke Energy Carolinas operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. Substantially all of Franchised Electric operations are regulated and qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Carolinas’ service area covers 24,000 square miles with an estimated population of 6.8 million and supplies electric service to 2.4 million residential, commercial and industrial customers. See Item 2. “Properties” for further discussion of Duke Energy Carolinas’ generating facilities, transmission and distribution.

The remainder of Duke Energy Carolinas’ operations is presented as Other. Although it is not considered a business segment, Other primarily consists of certain governance costs allocated by its parent, Duke Energy.

Duke Energy Ohio. Duke Energy Ohio is a wholly-owned subsidiary of Cinergy, which is a wholly-owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in southwestern Ohio and northern Kentucky through its wholly-owned subsidiary Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries. Duke Energy Ohio is subject to the regulatory provisions of the PUCO, the KPSC and FERC.

Duke Energy Ohio Business Segments. At December 31, 2011, Duke Energy Ohio operated two business segments, both of which are considered reportable segments under the applicable accounting rules: Franchised Electric and Gas and Commercial Power. For additional information on each of these business segments, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

The following is a brief description of the nature of operations of each of Duke Energy Ohio’s reportable business segments, as well as Other:

Franchised Electric and Gas. Franchised Electric and Gas consists of Duke Energy Ohio’s regulated electric and gas transmission and distribution systems located in Ohio and Kentucky, including its regulated electric generation in Kentucky. Franchised Electric and Gas plans, constructs, operates and maintains Duke Energy Ohio’s transmission and distribution systems, which generate, transmit and distribute electric energy to consumers in southwestern Ohio and northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. Substantially all of Franchised Electric and Gas’ operations are regulated and, accordingly, these operations qualify for regulatory accounting treatment.

Duke Energy Ohio’s Franchised Electric and Gas service area covers 3,000 square miles with an estimated population of 2.1 million and supplies electric service to 830,000 residential, commercial and industrial customers and provides regulated transmission and

PART I

distribution services for natural gas to 500,000 customers. See Item 2. “Properties” for further discussion of Duke Energy Ohio’s Franchised Electric and Gas generating facilities.

Commercial Power. Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power’s generation operations consists of primarily coal-fired generation assets located in Ohio which were dedicated under the Duke Energy Ohio ESP through December 31, 2011 and are dispatched into wholesale markets effective January 1, 2012 and gas-fired non-regulated generation assets which are dispatched into wholesale markets. These assets are comprised of 7,550 net MW of power generation primarily located in the Midwestern U.S. The asset portfolio has a diversified fuel mix with base-load and mid-merit coal-fired units as well as combined cycle and peaking natural gas-fired units. Duke Energy Ohio’s Commercial Power reportable operating segment does not include the operations of DEGS or Duke Energy Retail, which is included in the Commercial Power reportable operating segment at Duke Energy. See Item 2. “Properties” for further discussion of Duke Energy Ohio’s Commercial Power generating facilities.

The PUCO approved Duke Energy Ohio’s new ESP in November 2011. The ESP includes competitive auctions for electricity supply for a term of January 1, 2012 through May 31, 2015. The ESP also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from 2012-2014 and requires Duke Energy Ohio to transfer its generation assets to a non-regulated affiliate on or before December 31, 2014. The FE&G portion of Duke Energy Ohio’s business successfully conducted initial auctions in December 2011 to serve SSO customers effective January 2012. New rates for Duke Energy Ohio went into effect for SSO customers in January 2012.

See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion related to the ESP.

Through December 31, 2011, Duke Energy Ohio’s primarily coal-fired assets, as excess capacity allows, also generate revenues through sales outside the ESP load customer base, and such revenue is termed wholesale. In 2011 and 2010 Duke Energy Ohio earned approximately 24% and 13%, respectively, of its consolidated operating revenues from PJM. These revenues relate to the sale of capacity and electricity from the gas-fired non-regulated generation assets. In 2009 no single counterparty contributed 10% or more of consolidated operating revenue.

Other. The remainder of Duke Energy Ohio’s operations is presented as Other. Although it is not considered a business segment, Other primarily consists of certain governance costs allocated by its ultimate parent, Duke Energy.

Duke Energy Indiana. Duke Energy Indiana, an Indiana corporation organized in 1942, is a wholly-owned subsidiary of Cinergy. Duke Energy Indiana generates, transmits and distributes electricity in central, north central, and southern Indiana. Duke Energy Indiana is subject to the regulatory provisions of the IURC and FERC. Duke Energy Indiana operates one reportable business segment, Franchised Electric, which generates, transmits, distributes and sells electricity. The substantial majority of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment. For additional information regarding this business segment, including financial information, see Note 3 to the Consolidated Financial Statements, “Business Segments.”

Duke Energy Indiana’s service area covers 23,000 square miles with an estimated population of 3.0 million. Duke Energy Indiana supplies electric service to 790,000 residential, commercial and industrial customers. See Item 2. “Properties” for further discussion of Duke Energy Indiana’s generating facilities, transmission and distribution.

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

See “Other Issues” section of Management’s Discussion and Analysis of Financial Condition and Results of Operations for a discussion about potential Global Climate Change legislation and the potential impacts such legislation could have on the Duke Energy Registrants’ operations. Additionally, other recently passed and potential future environmental laws and regulations could have a significant impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. However, if and when such laws and regulations become effective, the Duke Energy Registrants will seek appropriate regulatory recovery of costs to comply within its regulated operations.

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

If legislative and regulatory structures were to evolve in such a way that the Duke Energy Registrants’ exclusive rights to serve their franchised customers were eroded, the Duke Energy Registrants’ future earnings could be negatively impacted.

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

Market disruptions may increase Duke Energy’s cost of borrowing or adversely affect Duke Energy’s ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; capital market conditions generally; market prices for electricity and gas; terrorist attacks or threatened attacks on Duke Energy’s facilities or unrelated energy companies; or the overall health of the energy industry. The availability of credit under Duke Energy’s revolving credit facilities depends upon the ability of the banks providing commitments under such facilities to provide funds when their obligations to do so arise. Systematic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility.

Duke Energy maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include borrowing sublimits for certain subsidiaries and financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at a particular entity could preclude Duke Energy from issuing commercial paper or Duke Energy and the particular entity from issuing letters of credit or borrowing under the revolving credit facility. Additionally, failure to comply with these financial covenants could result in Duke Energy being required to immediately pay down any outstanding amounts under other revolving credit agreements.

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

PART I

or the Subsidiary Registrants cannot obtain short-term borrowings via the money pool arrangement, their ability to finance their operations and implement their strategy could be adversely affected.

Market disruptions may increase the Subsidiary Registrants’ cost of borrowing or adversely affect the Subsidiary Registrants’ ability to access one or more financial markets. Such disruptions could include: economic downturns; the bankruptcy of an unrelated energy company; capital market conditions generally; market prices for electricity and gas; terrorist attacks or threatened attacks on the Subsidiary Registrants’ facilities or unrelated energy companies; or the overall health of the energy industry. Restrictions on the Subsidiary Registrants’ ability to access financial markets may also affect its ability to execute its business plan as scheduled. An inability to access capital may limit the Subsidiary Registrants’ ability to pursue improvements or acquisitions that it may otherwise rely on for future growth. The availability of credit under Duke Energy’s revolving credit facilities depends upon the ability of the banks providing commitments under such facilities to provide funds when their obligations to do so arise. Systematic risk of the banking system and the financial markets could prevent a bank from meeting its obligations under the facility agreement.

The Subsidiary Registrants’ ultimate parent, Duke Energy, maintains revolving credit facilities to provide back-up for commercial paper programs and/or letters of credit at various entities. These facilities typically include borrowing sublimits for certain subsidiaries and financial covenants which limit the amount of debt that can be outstanding as a percentage of the total capital for the specific entity. Failure to maintain these covenants at either Duke Energy or the Subsidiary Registrants could preclude Duke Energy or the Subsidiary Registrants from issuing letters of credit or borrowing under the revolving credit facility.

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

The Duke Energy Registrants are subject to numerous environmental laws and regulations that require significant capital expenditures that can increase the Duke Energy Registrants’ cost of operations, and which may impact or limit the Duke Energy Registrants’ business plans, or expose the Duke Energy Registrants to environmental liabilities.

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

Additionally, other potential new environmental regulations, limiting the use of coal acquired from mountaintop removal and imposing additional requirements on water discharges associated with mountaintop removal, could require the Duke Energy Registrants to increase costs of fuel and make additional related capital expenditures. In addition, the Duke Energy Registrants are generally responsible for on-site liabilities, and in some cases off-site liabilities, associated with the environmental condition of the Duke Energy Registrants’ power generation facilities and natural gas assets which the Duke Energy Registrants have acquired or developed, regardless of when the liabilities arose and whether they are known or unknown. In connection with some acquisitions and sales of assets, the Duke Energy Registrants may obtain, or be required to provide, indemnification against some environmental liabilities. If the Duke Energy Registrants incur a material liability, or the other party to a transaction fails to meet its indemnification obligations to the Duke Energy Registrants, the Duke Energy Registrants could suffer material losses.

The Duke Energy Registrants are involved in numerous legal proceedings, the outcome of which are uncertain, and resolution adverse to the Duke Energy Registrants could negatively affect the Duke Energy Registrants’ financial position, results of operations or cash flows.

The Duke Energy Registrants are subject to numerous legal proceedings, including claims for damages for bodily injuries alleged to have arisen prior to 1985 from the exposure to or use of asbestos at electric generation plants of Duke Energy Carolinas. Litigation is subject to many uncertainties and the Duke Energy Registrants cannot predict the outcome of individual matters with assurance. It is reasonably possible that the final resolution of some of the matters in which the Duke Energy Registrants are involved could require the Duke Energy Registrants to make additional expenditures, in excess of established reserves, over an extended period of time and in a range of amounts that could have a material effect on the Duke Energy Registrants’ cash flows and results of operations. Similarly, it is reasonably possible that the terms of resolution could require the Duke Energy Registrants to change the Duke Energy Registrants’ business practices and procedures, which could also have a material effect on the Duke Energy Registrants’ financial position, results of operations or cash flows.

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

PART I

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

Coal inventory levels have increased due to mild weather, low natural gas and power prices resulting in higher combined cycle gas-fired generation, and the economy’s overall effect on load. Continuation of these factors for an extended period of time, could result in additional costs of managing the coal inventory such as purchased power or other costs. If these costs are not recoverable the Duke Energy Registrants results of operations could be negatively impacted.

Energy conservation could negatively impact the Duke Energy Registrants’ financial results.

Certain regulatory and legislative bodies have introduced or are considering requirements and/or incentives to reduce energy consumption by certain dates. Additionally, technological advances driven by federal laws mandating new levels of energy efficiency in end-use electric devices or other improvements in or applications of technology could lead to declines in per capita energy consumption. To the extent conservation results in reduced energy demand or significantly slows the growth in demand, the Duke Energy Registrants’ unregulated business activities could be adversely impacted. In the Duke Energy Registrants’ regulated operations, conservation could have a negative impact depending on the regulatory treatment of the associated impacts. The Duke Energy Registrants currently have energy efficiency riders in place to recover the cost of energy efficiency programs in North Carolina, South Carolina, Ohio and Kentucky. Should the Duke Energy Registrants be required to invest in conservation measures that result in reduced sales from effective conservation, regulatory lag in adjusting rates for the impact of these measures could have a negative financial impact.

The Duke Energy Registrants’ operating results may fluctuate on a seasonal and quarterly basis.

Electric power generation is generally a seasonal business. In most parts of the U.S., and other markets in which the Duke Energy Registrants operate, demand for power peaks during the warmer summer months, with market prices typically peaking at that time. In other areas, demand for power peaks during the winter. Further, extreme weather conditions such as heat waves or winter storms could cause these seasonal fluctuations to be more pronounced. As a result, in the future, the overall operating results of the Duke Energy Registrants’ businesses may fluctuate substantially on a seasonal and quarterly basis and thus make period comparison less relevant.

Potential terrorist activities or military or other actions, including cyber system attacks, could adversely affect the Duke Energy Registrants’ businesses.

The continued threat of terrorism and the impact of retaliatory military and other action by the U.S. and its allies may lead to increased political, economic and financial market instability and volatility in prices for natural gas and oil which may materially adversely affect the Duke Energy Registrants in ways the Duke Energy Registrants cannot predict at this time. In addition, future acts of terrorism and any possible reprisals as a consequence of action by the U.S. and its allies could be directed against companies operating in the U.S. or their international affiliates. Cyber systems, infrastructure and generation facilities such as the Duke Energy Registrants’ nuclear plants could be potential targets of terrorist activities or harmful activities by individuals or groups. The potential for terrorism has subjected the Duke Energy Registrants’ operations to increased risks and could have a material adverse effect on the Duke Energy Registrants’ businesses. In particular, the Duke Energy Registrants may experience increased capital and operating costs to implement increased security for its cyber systems and plants, including its nuclear power plants under the NRC’s design basis threat requirements, such as additional physical plant security, additional security personnel or additional capability following a terrorist incident.

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

PART I

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

The Duke Energy Registrants’ operating results depend on the successful operation of electric generating facilities and the Duke Energy Registrants’ ability to deliver electricity to customers.

Operating the Duke Energy Registrants’ generating facilities and delivery systems involves many risks, such as operator error and breakdown or failure of equipment or processes, including repair and replacement power costs; the inability to adequately manage generation in times of extreme weather (i.e., storms, peak use periods, droughts, etc.); failure of information technology systems and network infrastructure; operational limitations imposed by environmental or other regulatory requirements; inadequate or unreliable access to transmission and distribution assets; inability to successfully and timely execute repair, maintenance and/or refueling outages; interruptions to the supply of fuel and other commodities used in generation; and failure to adequately forecast system requirement and commodity requirements. Occurrences of these events could adversely affect the Duke Energy Registrants’ financial condition, results of operations or cash flows.

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

Duke Energy Ohio’s membership in a RTO presents risks that could have a material adverse effect on its results of operations, financial condition and cash flows.

The price at which Duke Energy Ohio can sell its generation capacity and energy is dependent on a number of factors, which include the overall supply and demand of generation and load, other state legislation or regulation, transmission congestion, and its business rules. As a result, the prices in day–ahead and real–time energy markets and RTO capacity markets are subject to price volatility. Administrative costs imposed by RTOs, including the cost of administering energy markets, are also subject to volatility. PJM Interconnection, LLC (PJM) conducts Reliability Pricing Model (RPM) base residual auctions for capacity on an annual planning year basis. The results of the PJM RPM base residual auction are impacted by the supply and demand of generation and load and also may be impacted by congestion and PJM rules relating to bidding for Demand Response and Energy Efficiency resources. Auction prices could fluctuate substantially over relatively short periods of time. Duke Energy Ohio cannot predict the outcome of future auctions, but if the auction prices are sustained at low levels, Duke Energy Ohio’s results of operations, financial condition and cash flows could be adversely impacted.

The rules governing the various regional power markets may also change, which could affect Duke Energy Ohio’s costs and/or revenues. To the degree Duke Energy Ohio incurs significant additional fees and increased costs to participate in an RTO, Duke Energy Ohio’s results of operations may be impacted. Duke Energy Ohio may be allocated a portion of the cost of transmission facilities built by others due to changes in RTO transmission rate design. Duke Energy Ohio may be required to expand its transmission system according to decisions made by an RTO rather than Duke Energy Ohio’s internal planning process. While PJM transmission rates were initially designed to be revenue neutral, various proposals and proceedings currently taking place by the FERC may cause transmission rates to change from time to time. In addition, PJM has been developing rules associated with the allocation and methodology of assigning costs associated with improved transmission reliability, reduced transmission congestion and firm transmission rights that may have a financial impact on Duke Energy Ohio. Duke Energy Ohio may also incur fees and costs to participate in PJM.

As a member of an RTO, Duke Energy Ohio is subject to certain additional risks, including those associated with the allocation among PJM members, of losses caused by unreimbursed defaults of other participants in the PJM market and those associated with complaint cases filed against PJM that may seek refunds of revenues previously earned by PJM members, including Duke Energy Ohio.

Deregulation or restructuring in the electric industry may result in increased competition and unrecovered costs that could adversely affect Duke Energy Carolinas’ and Duke Energy Indiana’s financial position, results of operations or cash flows and Duke Energy Carolinas’ and Duke Energy Indiana’s utility businesses.

Increased competition resulting from deregulation or restructuring efforts, including from the Energy Policy Act of 2005, could have a significant adverse financial impact on Duke Energy Carolinas and Duke Energy Indiana and their utility subsidiaries and consequently on Duke Energy Carolinas’ and Duke Energy Indiana’s results of operations, financial position, or cash flows. Increased competition could also result in increased pressure to lower costs, including the cost of electricity. Retail competition and the unbundling of regulated energy and gas service could have a significant adverse financial impact on Duke Energy Carolinas and Duke Energy Indiana and their subsidiaries due to an impairment of assets, a loss of retail customers, lower profit margins or increased costs of capital. Duke Energy Carolinas and Duke Energy Indiana cannot predict the extent and timing of entry by additional competitors into the electric markets. Duke Energy Carolinas and Duke Energy Indiana cannot predict when they will be subject to changes in legislation or regulation, nor can Duke Energy Carolinas and Duke Energy Indiana predict the impact of these changes on their financial position, results of operations or cash flows.

PART I

Duke Energy’s investments and projects located outside of the United States expose Duke Energy to risks related to laws of other countries, taxes, economic conditions, political conditions and policies of foreign governments. These risks may delay or reduce Duke Energy’s realization of value from Duke Energy’s international projects.

Duke Energy currently owns and may acquire and/or dispose of material energy-related investments and projects outside the U.S. The economic, regulatory, market and political conditions in some of the countries where Duke Energy has interests or in which Duke Energy may explore development, acquisition or investment opportunities could present risks related to, among others, Duke Energy’s ability to obtain financing on suitable terms, Duke Energy’s customers’ ability to honor their obligations with respect to projects and investments, delays in construction, limitations on Duke Energy’s ability to enforce legal rights, and interruption of business, as well as risks of war, expropriation, nationalization, renegotiation, trade sanctions or nullification of existing contracts and changes in law, regulations, market rules or tax policy.

Duke Energy’s investments and projects located outside of the United States expose Duke Energy to risks related to fluctuations in currency rates. These risks, and Duke Energy’s activities to mitigate such risks, may adversely affect Duke Energy’s cash flows and results of operations.

Duke Energy’s operations and investments outside the U.S. expose Duke Energy to risks related to fluctuations in currency rates. As each local currency’s value changes relative to the U.S. dollar—Duke Energy’s principal reporting currency—the value in U.S. dollars of Duke Energy’s assets and liabilities in such locality and the cash flows generated in such locality, expressed in U.S. dollars, also change. Duke Energy’s primary foreign currency rate exposure is to the Brazilian Real.

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

Failure to attract and retain an appropriately qualified workforce could unfavorably impact the Duke Energy Registrants’ results of operations.

Certain events, such as an aging workforce, mismatch of skill set or complement to future needs, or unavailability of contract resources may lead to operating challenges and increased costs. The challenges include lack of resources, loss of knowledge and a lengthy time period associated with skill development. In this case, costs, including costs for contractors to replace employees, productivity costs and safety costs, may rise. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to the new employees, or the future availability and cost of contract labor may adversely affect the ability to manage and operate the business. If the Duke Energy Registrants are unable to successfully attract and retain an appropriately qualified workforce, the Duke Energy Registrants’ financial position or results of operations could be negatively affected.

Duke Energy may be unable to obtain the approvals required to complete its merger with Progress Energy or, in order to do so, the combined company may be required to comply with material restrictions or conditions.

On January 8, 2011, Duke Energy announced the execution of a Merger Agreement with Progress Energy. Before the merger may be completed, approval must be received from the FERC and various state utility, regulatory, antitrust and other authorities in the U.S., and there is no assurance that Duke Energy will obtain all required approvals. Moreover, these governmental authorities may impose conditions on the completion, or require changes to the terms, of the merger, including restrictions or conditions on the business, operations, or financial performance of the combined company following completion of the merger. These conditions or changes could have the effect of delaying completion of the merger or imposing additional costs on or limiting the revenues of the combined company following the merger, which could have a material adverse effect on the financial position, results of operations or cash flows of the combined company and/or cause either Duke Energy or Progress Energy to abandon the merger.

Conditions imposed by governmental authorities, including restrictions or conditions on the business, operations, or financial performance of Duke Energy Carolinas following the merger could have a material adverse effect on the financial position, results of operations or cash flows of Duke Energy Carolinas or could have a material reduction in the expected benefits of the transaction to Duke Energy shareholders.

If completed, Duke Energy’s merger with Progress Energy may not achieve its intended results.

Duke Energy and Progress Energy entered into the Merger Agreement with the expectation that the merger would result in various benefits, including, among other things, cost savings and operating efficiencies relating to the joint dispatch of generation and combining of fuel purchasing power. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including market conditions, risks related to Progress Energy’s and Duke Energy’s respective businesses, and whether the business of Progress Energy is integrated in an efficient and effective manner. Failure to achieve these anticipated benefits could result in increased costs; decreases in the amount of expected revenues generated by the combined company and diversion of management’s time and energy and could have an adverse effect on the combined company’s financial position, results of operations or cash flows.

If completed, Duke Energy will record goodwill related to the merger with Progress Energy. Impairment of goodwill could have a significant negative impact on Duke Energy’s financial condition and results of operations.

Generally accepted accounting principles (GAAP) in the U.S. require that one party to the merger be identified as the acquirer. In accordance with these standards, the merger will be accounted for as an acquisition of Progress Energy common stock by Duke Energy and will follow the acquisition method of accounting for business combinations. The assets and liabilities of Progress Energy will be consolidated with those of Duke Energy. The excess of the purchase price over the fair values of Progress Energy’s assets and liabilities will be recorded as goodwill.

The amount of goodwill, which is expected to be material, will be allocated to the appropriate reporting units of the combined company. Duke Energy is required to assess goodwill for impairment at least annually and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Under current accounting guidance, an entity may first assess qualitative factors to determine whether it is necessary to perform a two-step goodwill impairment test. Duke Energy’s annual qualitative assessments of goodwill include reviews of current forecasts compared to prior forecasts, consideration of recent fair value

PART I

calculations, if any, review of Duke Energy’s, as well as its peers, stock price performance, credit ratings of Duke Energy’s significant subsidiaries, updates to weighted average cost of capital (WACC) calculations or review of the key inputs to the WACC and consideration of overall economic factors, recent regulatory commission actions and related regulatory climates, and recent financial performance. If the results of qualitative assessments indicate that the fair value of a reporting unit is more likely than not less than the carrying value of the reporting unit, the two-step impairment test is required. Step one of the impairment test involves comparing the fair values of reporting units with their carrying values, including goodwill. To the extent the carrying value of any of those reporting units is greater than the fair value of the related reporting units, a second step comparing the implied fair value of goodwill to the carrying amount would be required to determine if the goodwill is impaired. Such a potential impairment could result in a charge that would have a material impact on Duke Energy’s future financial position, results of operations or cash flows.

Duke Energy is subject to business uncertainties and contractual restrictions while the merger with Progress Energy is pending that could adversely affect Duke Energy’s financial results.

Uncertainty about the effect of the merger with Progress Energy on employees and customers may have an adverse effect on Duke Energy. Although Duke Energy has taken and intends to continue to take steps designed to reduce any adverse effects, these uncertainties may impair Duke Energy’s ability to attract, retain and motivate key personnel until the merger is completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with Duke Energy to seek to change existing business relationships. Employee retention and recruitment may be particularly challenging prior to the completion of the merger, as employees and prospective employees may experience uncertainty about their future roles with the combined company. If, despite Duke Energy’s retention and recruiting efforts, key employees depart or fail to accept employment with Duke Energy because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, Duke Energy’s financial results could be affected.

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

Failure to complete the merger with Progress Energy could negatively impact Duke Energy’s stock price and Duke Energy’s future business and financial results.

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

•

matters relating to Duke Energy’s merger with Progress Energy (including integration planning) may require substantial commitments of time and resources by Duke Energy’s management, which could otherwise have been devoted to other opportunities that may have been beneficial to Duke Energy.

Duke Energy could also be subject to litigation related to any failure to complete its merger with Progress Energy. If the merger is not completed, these risks may materialize and may adversely affect Duke Energy’s financial position, results of operations or cash flows.

Item 1B. Unresolved Staff Comments.

None.

PART I

Item 2. Properties.

U.S. FRANCHISED ELECTRIC AND GAS

The following table provides additional information related to USFE&G’s electric generation stations as of December 31, 2011. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Ownership Interest (percentage)
Duke Energy Carolinas:
Oconee	2,538	2,538	Nuclear	SC	100%
Catawba(a)	2,258	435	Nuclear	SC	19.25
Belews Creek	2,220	2,220	Coal	NC	100
McGuire	2,200	2,200	Nuclear	NC	100
Marshall	2,078	2,078	Coal	NC	100
Bad Creek	1,360	1,360	Hydro	SC	100
Lincoln CT	1,267	1,267	Natural gas/Fuel oil	NC	100
Allen	1,127	1,127	Coal	NC	100
Rockingham CT	825	825	Natural gas/Fuel oil	NC	100
Jocassee	780	780	Hydro	SC	100
Buck CC	620	620	Natural gas	NC	100
Mill Creek CT	596	596	Natural gas/Fuel oil	SC	100
Cliffside	556	556	Coal	NC	100
Riverbend	454	454	Coal	NC	100
Lee	370	370	Coal	SC	100
Cowans Ford	325	325	Hydro	NC	100
Dan River	276	276	Coal	NC	100
Buck	256	256	Coal	NC	100
Buzzard Roost CT	176	176	Natural gas/Fuel oil	SC	100
Keowee	152	152	Hydro	SC	100
Lee CT	82	82	Natural gas/Fuel oil	SC	100
Riverbend CT	64	64	Natural gas/Fuel oil	NC	100
Buck CT	62	62	Natural gas/Fuel oil	NC	100
Dan River CT	48	48	Natural gas/Fuel oil	NC	100
Renewables (solar distributed generation)	9	9	Solar	NC	100
Other small hydro (26 plants)	659	659	Hydro	NC/SC	100

Total Duke Energy Carolinas	21,358	19,535

Duke Energy Ohio:
East Bend(b)	600	414	Coal	KY	69
Woodsdale CT	462	462	Natural gas/Propane	OH	100
Miami Fort (Unit 6)	163	163	Coal	OH	100

Total Duke Energy Ohio	1,225	1,039

Duke Energy Indiana:
Gibson(c)	3,132	2,822	Coal	IN	90
Cayuga(d)	1,005	1,005	Coal/Fuel oil	IN	100
Wabash River(e)	676	676	Coal/Fuel oil	IN	100
Madison CT	576	576	Natural gas	OH	100
Gallagher(f)	560	560	Coal	IN	100
Wheatland CT	460	460	Natural gas	IN	100
Noblesville CC	285	285	Natural gas	IN	100
Henry County CT	129	129	Natural gas	IN	100
Cayuga CT	99	99	Natural gas/Fuel oil	IN	100
Connersville CT	86	86	Fuel oil	IN	100
Miami Wabash CT	80	80	Fuel oil	IN	100
Markland	45	45	Hydro	IN	100

Total Duke Energy Indiana	7,133	6,823

Total USFE&G	29,716	27,397

(a)	This generation facility is jointly owned by Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency.
(b)	This generation facility is jointly owned by Duke Energy Kentucky and a subsidiary of Dayton Power and Light, Inc.
(c)	Duke Energy Indiana owns and operates Gibson Station Units 1-4 and owns 50.05% of Unit 5, but is the operator. Unit 5 is jointly owned by Duke Energy Indiana, Wabash Valley Power Association, Inc. and Indiana Municipal Power Agency.
(d)	Includes Cayuga Internal Combustion (IC).
(e)	Includes Wabash River (IC).

PART I

(f)	Duke Energy Indiana purchased a 62.5% interest in the 640 MW Vermillion station from Duke Energy Ohio in January 2012 and retired Gallagher Units 1 and 3, representing 280 MW, on February 1, 2012.

The following table provides information related to USFE&G’s electric transmission and distribution properties.

	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total USFE&G
Electric transmission lines:
Miles of 525 KV	600	—	—	600
Miles of 345 KV	—	1,000	700	1,700
Miles of 230 KV	2,600	—	700	3,300
Miles of 100 to 161 KV	6,800	700	1,400	8,900
Miles of 13 to 69 KV	3,100	800	2,500	6,400

Total conductor miles of electric transmission lines	13,100	2,500	5,300	20,900

Electric distribution lines:
Miles of overhead lines	66,700	14,000	22,600	103,300
Mile of underground line	35,000	5,600	8,300	48,900

Total conductor miles of electric distribution lines	101,700	19,600	30,900	152,200

Number of electric transmission and distribution substations	1,500	300	500	2,300

Substantially all of USFE&G’s electric plant in service is mortgaged under the indenture relating to Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s various series of First Mortgage Bonds.

COMMERCIAL POWER

The following table provides information about Commercial Power’s generation portfolio as of December 31, 2011. The MW displayed in the table below are based on summer capacity.

Name	Total MW Capacity	Owned MW Capacity	Plant Type	Primary Fuel	Location	Ownership Interest (percentage)
Duke Energy Ohio:
J.M. Stuart(a)(b)(c)	2,340	912	Steam	Coal	OH	39%
W.M. Zimmer(a)(c)	1,300	605	Steam	Coal	OH	46.5
W.C. Beckjord(a)(c)	1,124	862	Steam	Coal	OH	76.7
Miami Fort (Units 7 and 8)(a)(c)	1,000	640	Steam	Coal	OH	64
Conesville(a)(b)(c)	780	312	Steam	Coal	OH	40
Killen(a)(b)(c)	600	198	Steam	Coal	OH	33
Beckjord CT(c)	212	212	Simple Cycle	Fuel oil	OH	100
Dick’s Creek(c)	152	152	Simple Cycle	Natural gas	OH	100
Miami Fort CT(c)	60	60	Simple Cycle	Fuel oil	OH	100
Hanging Rock	1,240	1,240	Combined Cycle	Natural gas	OH	100
Lee	640	640	Simple Cycle	Natural gas	IL	100
Vermillion(d)	640	480	Simple Cycle	Natural gas	IN	75
Fayette	620	620	Combined Cycle	Natural gas	PA	100
Washington	620	620	Combined Cycle	Natural gas	OH	100

Total Duke Energy Ohio	11,328	7,553

Duke Energy:
Top of the World	200	200		Wind	WY	100
Notrees	153	153		Wind	TX	100
Campbell Hill	99	99		Wind	WY	100
North Allegheny	70	70		Wind	PA	100
Ocotillo	59	59		Wind	TX	100
Kit Carson	51	51		Wind	CO	100
Silver Sage	42	42		Wind	WY	100
Happy Jack	29	29		Wind	WY	100
Shirley	20	20		Wind	WI	100
Bagdad	15	15		Solar	AZ	100
TX Solar	14	14		Solar	TX	100
Other small solar	20	20		Solar	Various	100

Duke Energy Renewables	772	772

Total Commercial Power	12,100	8,325

PART I

(a)	These generation facilities are jointly owned by Duke Energy Ohio and subsidiaries of American Electric Power, Inc. and/or Dayton Power and Light, Inc.
(b)	Station is not operated by Duke Energy Ohio.
(c)	These generation facilities were dedicated under the ESP through December 31, 2011.
(d)	After receiving approval from the FERC and the IURC, on January 12, 2012, Duke Energy Ohio completed the sale of its 75% ownership in the Vermillion Generating Station. Upon the close, Duke Energy Indiana and the Wabash Valley Power Association, Inc. held 62.5% and 37.5% interests, respectively.

In addition to the above facilities, Commercial Power owns an equity interest in the 585 MW capacity Sweetwater wind projects located in Texas and the 11 MW capacity INDU Solar Holding JV. Commercial Power’s share in these projects is 289 MW.

INTERNATIONAL ENERGY

The following table provides information about International Energy’s generation portfolio as of December 31, 2011.

Name	Total MW Capacity	Owned MW Capacity	Fuel	Location	Ownership Interest (percentage)
Paranapanema(a)	2,307	2,119	Hydro	Brazil	95%
Egenor	635	635	Hydro/Diesel	Peru	100
Cerros Colorados	576	524	Hydro/Natural Gas	Argentina	91
DEI El Salvador	328	295	Fuel Oil/Diesel	El Salvador	90
DEI Guatemala	366	366	Fuel Oil/Diesel/Coal	Guatemala	100
Electroquil	192	163	Diesel	Ecuador	85
Aguaytia	175	175	Natural Gas	Peru	100

Total	4,579	4,277

(a)	Includes Canoas I and II, which is jointly owned by Duke Energy and Companhia Brasileira de Aluminio.

International Energy also owns a 25% equity interest in NMC. In 2011, NMC produced approximately 1 million metric tons of methanol and in excess of 1 million metric tons of MTBE. Approximately 40% of methanol is normally used in the MTBE production.

OTHER

Duke Energy owns approximately 4.8 million square feet of corporate, regional and district office space spread throughout its service territories in the Carolinas and the Midwest. Additionally, Duke Energy leases approximately 1.6 million square feet of office space throughout the Carolinas, Midwest and in Houston, Texas. In February 2009, Duke Energy entered into a lease for approximately 500,000 square feet of office space in Charlotte, North Carolina, that became its new corporate headquarters.

PART I

Item 3. Legal Proceedings.

For information regarding legal proceedings, including regulatory and environmental matters, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies—Litigation” and “Commitments and Contingencies—Environmental.”

Brazilian Regulatory Citations. In September 2007, the State Environmental Agency of Parana (IAP) assessed seven fines against Duke Energy International Geracao Paranapenema S.A. (DEIGP), totaling $15 million for failure to comply with reforestation measures allegedly required by state regulations in Brazil. On January 14, 2010, DEIGP received a notice that one of the fines was subsequently increased, on grounds that DEIGP is allegedly a repeat offender, which made the total current amount of all IAP assessments $28 million. DEIGP filed an administrative appeal. Between June and August 2009, three of these fines, in the total amount of $2.5 million, were judged to be valid in the administrative courts. DEIGP challenged those administrative court rulings, in the Brazilian state court, by filing three judicial actions for annulment and also requested that its payment obligations be enjoined pending resolution on the merits. In one of the three cases, the court granted DEIGP’s request for injunction, and subsequently ruled on the merits in favor of DEIGP. The plaintiff will likely appeal. In the second case, the court granted DEIGP’s request for injunction, and a decision on the merit is pending. In the third case, DEIGP’s request for injunction was denied; however, DEIGP was granted permission to deposit the total amount of the fine in the court registry and to suspend entry of the debt in the state tax liability roster.

Additionally, DEIGP was assessed three environmental fines by the Brazilian federal environmental enforcement agency, Brazil Institute of Environment and Renewable Natural Resources (IBAMA), totaling $266,000 for improper maintenance of existing reforested areas. DEIGP believes that it has properly maintained all reforested areas and has challenged these assessments.

Item 4. Mine Safety Disclosures.

This is not applicable for Duke Energy.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Duke Energy’s common stock is listed for trading on the New York Stock Exchange (NYSE) (ticker symbol DUK). As of February 21, 2012, there were approximately 152,530 common stockholders of record.

Common Stock Data by Quarter

	2011			2010
		Stock Price Range(a)			Stock Price Range(a)
	Dividends Declared Per Share	High	Low	Dividends Declared Per Share	High	Low
First Quarter	$0.245	$18.48	$17.36	$0.24	$17.29	$16.02
Second Quarter(b)	0.495	19.50	17.95	0.485	17.14	15.47
Third Quarter	—	20.21	16.87	—	18.08	15.87
Fourth Quarter	0.25	22.12	19.17	0.245	18.60	17.19

(a)	Stock prices represent the intra-day high and low stock price.
(b)	Dividends declared in June 2011 increased from $0.245 per share to $0.25 per share and dividends declared in June 2010 increased from $0.24 per share to $0.245 per share.

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

Issuer Purchases of Equity Securities for Fourth Quarter of 2011

There were no repurchases of equity securities during the fourth quarter of 2011.

PART II

Stock Performance Graph

The performance graph below illustrates a five year comparison of cumulative total returns based on an initial investment of $100 in Duke Energy Corporation common stock, as compared with the Standard & Poor’s (S&P) 500 Stock Index and the Philadelphia Utility Index for the five-year period 2006 through 2011.

This performance chart assumes $100 invested on December 31, 2006, in Duke Energy common stock, in the S&P 500 Stock Index and in the Philadelphia Utility Index and that all dividends are reinvested.

NYSE CEO Certification

Duke Energy has filed the certification of its Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2011. In May 2011, Duke Energy’s Chief Executive Officer, as required by Section 303A.12(a) of the NYSE Listed Company Manual, certified to the NYSE that he was not aware of any violation by Duke Energy of the NYSE’s corporate governance listing standards.

PART II

Item 6. Selected Financial Data.(a)

	2011	2010	2009	2008	2007
	(in millions, except per-share amounts)
Statement of Operations
Total operating revenues	$14,529	$14,272	$12,731	$13,207	$12,720
Total operating expenses	11,760	11,964	10,518	10,765	10,222
Gains (losses) on sales of other assets and other, net	8	153	36	69	(5)

Operating income	2,777	2,461	2,249	2,511	2,493
Total other income and expenses	547	589	333	121	428
Interest expense	859	840	751	741	685

Income from continuing operations before income taxes	2,465	2,210	1,831	1,891	2,236
Income tax expense from continuing operations	752	890	758	616	712

Income from continuing operations	1,713	1,320	1,073	1,275	1,524
Income (loss) from discontinued operations, net of tax	1	3	12	16	(22)

Income before Extraordinary Items	1,714	1,323	1,085	1,291	1,502
Extraordinary items, net of tax	—	—	—	67	—

Net income	1,714	1,323	1,085	1,358	1,502
Net income (loss) attributable to noncontrolling interests	8	3	10	(4)	2

Net income attributable to Duke Energy Corporation	$1,706	$1,320	$1,075	$1,362	$1,500

Ratio of Earnings to Fixed Charges	3.2	3.0	3.0	3.4	3.7
Common Stock Data
Shares of common stock outstanding
Year-end	1,336	1,329	1,309	1,272	1,262
Weighted average—basic	1,332	1,318	1,293	1,265	1,260
Weighted average—diluted	1,333	1,319	1,294	1,267	1,265
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$1.28	$1.00	$0.82	$1.01	$1.21
Diluted	1.28	1.00	0.82	1.01	1.20
Income (loss) from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—	$0.01	$0.02	$(0.02)
Diluted	—	—	0.01	0.01	(0.02)
Earnings per share (before extraordinary items)
Basic	$1.28	$1.00	$0.83	$1.03	$1.19
Diluted	1.28	1.00	0.83	1.02	1.18
Earnings per share (from extraordinary items)
Basic	$—	$—	$—	$0.05	$—
Diluted	—	—	—	0.05	—
Net income attributable to Duke Energy Corporation common shareholders
Basic	$1.28	$1.00	$0.83	$1.08	$1.19
Diluted	1.28	1.00	0.83	1.07	1.18
Dividends declared per share	0.99	0.97	0.94	0.90	0.86
Balance Sheet
Total assets	$62,526	$59,090	$57,040	$53,077	$49,686
Long-term debt including capital leases and VIEs, less current maturities	$18,679	$17,935	$16,113	$13,250	$9,498

(a)	Significant transactions reflected in the results above include: 2011, 2010 and 2009 impairments of goodwill and other assets (see Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments”).

PART II

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through International Energy.

Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the United States (U.S.), as well as certain non-GAAP financial measures such as adjusted earnings and adjusted earnings per share, discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and Notes for the years ended December 31, 2011, 2010, and 2009.

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

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be canceled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be canceled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at December 31, 2011, Duke Energy would issue 771 million shares of common stock to convert the Progress Energy common shares in the merger under the unadjusted exchange ratio of 2.6125. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at December 31, 2011, Duke Energy would issue 257 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on December 31, 2011, the transaction would be valued at $17 billion and would result in incremental recorded goodwill to Duke Energy of $11 billion, according to current estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $15 billion based on the approximate fair value of Progress Energy’s outstanding indebtedness at December 31, 2011. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Nuclear Regulatory (NRC), the North Carolina Utilities Commission (NCUC), and the Kentucky Public Service Commission (KPSC). Duke Energy and Progress Energy also are seeking review of the merger by the Public Service Commission of South Carolina (PSCSC) and approval of the joint dispatch agreement by the PSCSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public services commissions in those states on the merger, as applicable and as required. The status of regulatory approvals is as follows:

•

On April 4, 2011, Duke Energy and Progress Energy, jointly filed applications with the FERC for the approval of the merger, the Joint Dispatch Agreement and the joint Open Access Transmission Tariff (OATT). On September 30, 2011, the FERC conditionally approved the merger, subject to approval of mitigation measures to address its finding that the combined company could have an adverse effect on competition in wholesale power markets in the Duke Energy Carolinas and Progress Energy Carolinas East balancing authority areas. On October 17, 2011, Duke Energy and Progress Energy filed their plan for mitigating the FERC’s concerns by proposing to offer on a daily basis a certain quantity of power during summer and winter periods to the extent it is available after serving native load and existing firm obligations. On December 14, 2011, the FERC issued an order rejecting Duke Energy and Progress Energy’s proposed mitigation plan, finding that the proposed mitigation plans submitted by the companies did not adequately address the market power issues. In a separate order issued December 14, 2011, the FERC dismissed the applications for approval of the Joint Dispatch Agreement and the joint OATT without prejudice to the right to refile them if Duke Energy and Progress Energy decide to file another mitigation plan to address the FERC’s market power concerns stated in the FERC’s September 30, 2011 order.

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application and joint dispatch agreement with the NCUC. On September 2, 2011, Duke Energy, Progress Energy and the NC Public Staff filed a settlement agreement with the NCUC. Under the settlement agreement, the companies will guarantee North Carolina customers their allocable share of $650 million in savings related to fuel and joint dispatch of generation assets over the first five years after the merger closes, continue community financial support for a minimum of four years, contribute to weatherization efforts of low-income customers and workforce development during the first year after the merger closes and agree not to recover direct merger-related costs. A public hearing occurred September 20-22, 2011 and proposed orders and briefs were filed November 23, 2011. Duke Energy is required by regulatory conditions imposed by the NCUC to file with the NCUC a thirty-day advance notice of certain FERC

PART II

filings prior to filing with the FERC. Accordingly, Duke Energy filed advance notice of the revised FERC mitigation plan on February 22, 2012. Duke Energy and Progress Energy may file the mitigation plan with the FERC after approval from the NCUC.

•

On April 25, 2011, Duke Energy and Progress Energy, on behalf of their utility companies Duke Energy Carolinas and Progress Energy Carolinas, filed an application requesting the PSCSC to review the merger and approve the proposed Joint Dispatch Agreement and the prospective future merger of Duke Energy Carolinas and Progress Energy Carolinas. On September 13, 2011, Duke Energy and Progress Energy withdrew their application seeking approval for the future merger of their Carolinas utility companies, Duke Energy Carolinas and Progress Energy Carolinas, as the merger of these entities is not likely to occur for several years after the close of the merger. Hearings occurred the week of December 12, 2011 and proposed orders and briefs were filed on December 20, 2011. Duke Energy Carolinas and Progress Energy Carolinas committed at the hearing that, as a condition for the PSCSC approving the proposed Joint Dispatch Agreement, Duke Energy Carolinas and Progress Energy Carolinas will give their South Carolina customers “most favored nations” treatment. Thus, Duke Energy Carolinas’ and Progress Energy Carolinas’ South Carolina customers will receive pro rata benefits equivalent to those approved by the NCUC in connection with the NCUC’s review of the merger application. Duke Energy Carolinas and Progress Energy Carolinas are awaiting a PSCSC order in this case. Duke Energy Carolinas and Progress Energy Carolinas intend to describe and explain the mitigation plan to the PSCSC in an authorized ex parte briefing in the first quarter of 2012.

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

•

On March 28, 2011, Duke Energy and Progress Energy submitted Hart-Scott-Rodino antitrust filings to the U.S. Department of Justice (DOJ) and the Federal Trade Commission (FTC). The 30 day notice period expired without further action by the DOJ; therefore, the companies had clearance to close the merger on April 27, 2011. This clearance is effective for one year. Because the merger is not expected to close by the end of April 2011, the parties will resubmit antitrust filings prior to April 26, 2012 expiration so as to ensure there is no gap in the clearance period under the Hart-Scott-Rodino Act.

•

On March 30, 2011, Progress Energy made filings with the NRC for approval for indirect transfer of control of licenses for Progress Energy’s nuclear facilities to include Duke Energy as the ultimate parent corporation on these licenses. On December 2, 2011, the NRC approved the indirect transfer of control of Progress Energy’s nuclear stations to include Duke Energy as the parent corporation of the licenses.

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application with the KPSC. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Attorney General. A public hearing occurred on July 8, 2011. An order conditionally approving the merger was issued on August 2, 2011. On September 15, 2011, Duke Energy and Progress Energy filed for approval of a stipulation revising one of the merger conditions contained in the KPSC order. On October 28, 2011, the KPSC issued an order approving the stipulation and merger and again required Duke Energy and Progress Energy to accept all conditions contained in the order. Duke Energy and Progress Energy filed their acceptance of those conditions on November 4, 2011.

•

On July 12, 2011, Duke Energy and Progress Energy filed an application with the FCC for approval of radio system license transfers. The FCC approved the transfers on July 27, 2011. On January 5, 2012, the FCC granted an extension of its approval until July 12, 2012.

No assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

Prior to the merger, Duke Energy and Progress Energy will continue to operate as separate companies. Accordingly, except for specific references to the pending merger, the descriptions of strategy and outlook and the risks and challenges Duke Energy faces, and the discussion and analysis of results of operations and financial condition set forth below relate solely to Duke Energy. Details regarding the pending merger are discussed in Note 2 to the Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets.”

2011 Financial Results. The following table summarizes Adjusted Earnings and Net income attributable to Duke Energy for three most recently completed years.

	Years Ended December 31,
	2011		2010		2009
	(in millions, except per share amounts)
	Amount	Per diluted share	Amount	Per diluted share	Amount	Per diluted share
Adjusted Earnings(a)	$1,943	$1.46	$1,882	$1.43	$1,577	$1.22
Net income attributable to Duke Energy	$1,706	$1.28	$1,320	$1.00	$1,075	$0.83

(a)	See ‘Results of Operations below for Duke Energy’s definition of Adjusted Earnings as well as a reconciliation of this non-GAAP financial measure to Net income attributable to Duke Energy.

Adjusted Earnings increased from 2010 to 2011 primarily due to earnings attributable to Duke Energy’s ongoing modernization program and increased results at International Energy net of less favorable weather and higher operating expenses. Adjusted Earnings increased from 2009 to 2010 primarily as a result of the 2009 Duke Energy Carolinas rate cases and favorable weather net of the impact of higher customer switching in Ohio and funding of the Duke Energy Foundation.

Net income for the year ended December 31, 2011 includes pretax impairment charges of $222 million related to the Edwardsport integrated gasification combined cycle (IGCC) project and $79 million to write down the carrying value of excess emission allowances held by Commercial Power to fair value. Net income for both of the years ended December 31, 2010 and 2009 was impacted by goodwill and other impairment charges of $660 million and $413 million, respectively, primarily related to the non-regulated generation operations in the Midwest.

See “Results of Operations” below for a detailed discussion of the consolidated results of operations, as well as a detailed discussion of EBIT results for each of Duke Energy’s reportable business segments, as well as Other.

PART II

2011 Areas of Focus and Accomplishments. In 2011, management was focused on obtaining approval of the merger with Progress Energy, continuing modernization of infrastructure, executing on rate case filings, continuing cost control efforts and achieving a constructive outcome to the Standard Service Offer (SSO) filing in Ohio.

Integration Planning for the Merger with Progress Energy. During 2011, Duke Energy and Progress Energy conducted certain integration planning activities including the selection of key management personnel and financial systems integration planning work. Duke Energy and Progress Energy also announced a Voluntary Separation Plan (VSP) to approximately 8,200 eligible employees of both companies. Approximately 500 employees accepted the termination benefits during the voluntary window period, which closed on November 30, 2011. Severance payments associated with this voluntary plan are contingent upon the successful close of the proposed merger with Progress Energy. Refer to the discussion under “Proposed Merger with Progress Energy, Inc.” above for the status of various required federal and state regulatory approvals.

Continued Modernization of Infrastructure. Duke Energy’s strategy for meeting customer demand, while building a sustainable business that allows its customers and its shareholders to prosper in a carbon-constrained environment, includes significant commitments to renewable energy, customer energy efficiency, advanced nuclear power, advanced clean-coal and high-efficiency natural gas electric generating plants, and retirement of older less efficient coal-fired power plants. Due to upcoming environmental regulations, potential carbon legislation, air pollutant regulation by the U.S. Environmental Protection Agency (EPA) and coal regulation, Duke Energy has been focused on modernizing its generation fleet in preparation for a low carbon future. Duke Energy has invested approximately $6.2 billion through 2011 in four key generation fleet modernization projects with approximately 2,700 megawatts (MW) of capacity within its U.S. Franchised Electric and Gas segment. In November 2011 Duke Energy Carolinas placed its 620 MW Buck combined cycle natural gas-fired generation facility in service. This is the first of Duke Energy’s key modernization projects to be commissioned. Also during 2011, Duke Energy continued the construction of Cliffside Unit 6 and the Dan River combined cycle facility in North Carolina and the Edwardsport IGCC plant in Indiana and these projects are approximately 95%, 77% and 97% complete, respectively, at December 31, 2011. These projects are scheduled to be placed in service during 2012.

Duke Energy Indiana experienced a number of challenges, including cost pressures and regulatory scrutiny, related to the Edwardsport IGCC project during 2011. As a result of these challenges, Duke Energy Indiana recorded a pre-tax impairment charge of approximately $222 million related to costs expected to be incurred above its proposed cost cap. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters” for further discussion of the Edwardsport IGCC project.

In the second half of 2011, Duke Energy Carolina received orders from the NCUC and the PSCSC approving the continuation of project development costs for the William States Lee III Nuclear Station for an additional $120 million through June 30, 2012. These orders result in cumulative approved development costs of $350 million. Through December 31, 2011, Duke Energy Carolinas has incurred $261 million of development costs on this project.

In July 2011, Duke Energy Carolinas signed a letter of intent with South Carolina Public Service Authority (Santee Cooper) related to the potential acquisition by Duke Energy Carolinas of a five percent to ten percent ownership interest in the V.C. Summer Nuclear Station being developed by Santee Cooper and South Carolina Electric & Gas Company near Jenkinsville, South Carolina. The letter of intent provides a path for Duke Energy Carolinas to conduct the necessary due diligence to determine if future participation in this project is beneficial for its customers.

Executing on Rate Case Filings. Duke Energy Carolinas obtained favorable rate case outcomes in North Carolina and South Carolina which will increase revenues by approximately $400 million.

Cost Control Efforts. Since the beginning of the economic downturn in 2007, Duke Energy was successful in holding operations and maintenance expenses, net of deferrals and cost recovery riders, flat through 2009. However, the record temperatures and related high load demands experienced during 2010 resulted in an increase in Duke Energy’s operations and maintenance expenses, net of deferrals and cost recovery riders, in 2010. Duke Energy expected continued costs pressures in 2011 due to additional maintenance expenses related to new assets, additional planned outages at nuclear stations, employee benefit costs and inflation. As a result of these pressures and significant expenses related to storm restoration efforts in 2011, Duke Energy’s operations and maintenance expenses, net of deferrals and cost recovery riders, increased from 2010. Duke Energy’s operations and maintenance expenses, net of deferrals and cost recovery riders, has increased modestly from the beginning of the economic downturn in 2007.

Ohio SSO Filing. In November 2011, the Public Utilities Commission of Ohio (PUCO) approved the settlement of Duke Energy Ohio’s new ESP with a term of January 1, 2012 through May 31, 2015. The ESP provides for competitive auctions to establish Duke Energy Ohio’s SSO price and includes a non-bypassable stability charge of $110 million per year to be collected from 2012-2014. The ESP also requires Duke Energy Ohio to transfer its generation assets to a non-regulated affiliate on or before December 31, 2014. Duke Energy Ohio believes the ESP balances the interests of all parties by allowing customers to take advantage of the current low market power prices, encouraging competition and providing the company greater clarity and strategic flexibility regarding its operations. Duke Energy Ohio successfully conducted its initial auction in December 2011.

Regional Transmission Organization Realignment. Duke Energy Ohio completed its Regional Transmission Organization (RTO) realignment from the Midwest Independent Transmission System Operator, Inc (Midwest ISO) to PJM Interconnection, LLC (PJM), on December 31, 2011. Benefits of the realignment from Midwest ISO to PJM include greater electrical interconnectivity, reduced congestion and production costs, a capacity market structure that promotes long-term contracting, consolidation of Duke Energy Ohio’s coal-fired and gas-fired generation into a single market area and alignment of Duke Energy Ohio’s jointly owned generation units into a single market area that provides for a consistent dispatch signal. In conjunction with the realignment, Duke Energy Ohio recorded a liability related to its Midwest ISO exit obligation and share of MTEP costs, excluding Multi Value Projects (MVP) of approximately $102 million. Approximately $74 million of this amount was recorded as a regulatory asset while the remainder was recorded as an expense. In addition to the above amounts, Duke Energy Ohio may also be responsible for costs associated with the Midwest ISO MVP projects. Duke Energy Ohio is contesting its obligation to pay for such costs. However, depending on the final outcome of this matter, Duke Energy Ohio could incur material costs associated with MVP.

2012 Objectives. Duke Energy will focus on managing regulatory approvals related to the proposed merger with Progress Energy, completing its remaining major capital projects, obtaining constructive regulatory outcomes and achieving its adjusted diluted earnings target and continuing to grow annual dividends.

PART II

Managing Regulatory Approvals Related to the Proposed Merger with Progress Energy. In December 2011, the FERC rejected Duke Energy and Progress Energy’s proposed mitigation plan related to market power concerns. Duke Energy and Progress Energy continue to evaluate the FERC’s December order in an attempt to develop an alternative proposal. In addition to addressing FERC’s market power concerns, any subsequent filing needs to be structured to balance retaining benefits of the transaction for Duke Energy and Progress Energy’s customers and shareholders. Prior to submitting an alternative proposal to FERC, Duke Energy and Progress Energy are required to make a 30-day notification filing with the NCUC. Accordingly, Duke Energy filed advance notice of the revised FERC mitigation plan on February 22, 2012.

Completing Remaining Major Capital Projects. Duke Energy anticipates total capital expenditures of $4.3 billion to $4.5 billion in 2012. Approximately $1.4 billion of these expenditures are related to expansion and growth projects, including but not limited to, the Edwardsport IGCC plant, Cliffside Unit 6 and Dan River combined cycle facility. Duke Energy also plans to complete 800 MW of wind projects in its non-regulated businesses during 2012 before the expiration of federal tax incentives.

Obtaining Constructive Regulatory Outcomes. The majority of future earnings are anticipated to be contributed from U.S. Franchised Electric and Gas (USFE&G), which consists of Duke Energy’s regulated businesses. Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2012. Duke Energy Ohio plans to file for electric distribution and gas rate cases in 2012. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs. Planning for and obtaining favorable outcomes from these regulatory proceedings as well as recovery of the Edwardsport IGCC plant are a key factor in achieving Duke Energy’s long-term growth assumptions.

Achieving Adjusted Diluted Earnings Target and Growing Annual Dividends. Duke Energy’s adjusted diluted earnings per share outlook range for 2012 is $1.40 to $1.45. Attainment of this range will be a key factor in achieving Duke Energy’s targeted 4-6% long-term adjusted earnings growth plan from a base of 2009. Refer to the section “Results of Operations” for the definition of adjusted earnings, a non-GAAP financial measure. Duke Energy expects its 2012 financial results as compared to 2011 to be impacted by the items discussed below.

Positive earnings drivers for 2012 are expected to include:

•	Increased earnings from ongoing modernization program and 2011 rate cases; and

•	Increased weather-normalized retail load growth.

Negative earnings drivers for 2012 are expected to include:

•	An assumed return to normal weather in 2012 compared to favorable weather experienced in 2011,

•	The impact of the new ESP on Ohio coal-fired generation operations,

•	Lower results from Midwest Gas assets as a result of lower PJM capacity prices; and

•	The impact of potentially unfavorable exchange rates for foreign operations.

Economic Factors for Duke Energy’s Business. The historical and future trends of Duke Energy’s operating results have been and will be affected in varying degrees by a number of factors, including those discussed below. Duke Energy’s revenues depend on customer usage, which varies with weather conditions and behavior patterns, general business conditions and the cost of energy services. Various regulatory agencies approve the prices for electric service within their respective jurisdictions and affect Duke Energy’s ability to recover its costs from customers.

Declines in demand for electricity as a result of economic downturns reduce overall electricity sales and have the potential to lessen Duke Energy’s cash flows, especially if retail customers reduce consumption of electricity. A weakening economy could also impact Duke Energy’s customers’ ability to pay, causing increased delinquencies, slowing collections and leading to higher than normal levels of accounts receivables, bad debts and financing requirements. A portion of USFE&G’s business risk is mitigated by its regulated allowable rates of return and recovery of fuel costs under fuel adjustment clauses.

Duke Energy’s business model provides diversification between relatively stable regulated businesses like those in USFE&G, and the commodity cyclical and contracted businesses like Commercial Power and International Energy. Duke Energy’s businesses can be negatively affected by sustained downturns or sluggishness in the economy. Market prices of commodities, which are beyond Duke Energy’s control, could have a significant positive or negative impact on the achievement of Duke Energy’s goals for 2012 and beyond.

If negative market conditions should persist over time and estimated cash flows over the lives of Duke Energy’s individual assets, including goodwill, do not exceed the carrying value of those individual assets, asset impairments may occur in the future under existing accounting rules and diminish results of operations. A change in management’s intent about the use of individual assets (held for use versus held for sale) could also result in impairments or losses. Duke Energy evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is not more likely than not that the fair value of a reporting unit is less than its carrying value. For further information on key assumptions that impact Duke Energy’s goodwill impairment assessments, see “Critical Accounting Policy for Goodwill Impairment Assessments” and Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments.”

Duke Energy’s goals for 2012 and beyond could also be substantially at risk due to the regulation of its businesses. Duke Energy’s businesses in the U.S. are subject to regulation on the federal and state level. Regulations, applicable to the electric power industry, have a significant impact on the nature of the businesses and the manner in which they operate. Duke Energy plans to file various rate cases with several state regulatory agencies during 2012. New legislation and changes to regulations are ongoing, including anticipated carbon legislation, and Duke Energy cannot predict the future course of changes in the regulatory or political environment or the ultimate effect that any such future changes will have on its business.

Results of USFE&G are also impacted by the completion of its major generation fleet modernization projects. Duke Energy makes substantial investments in power plant upgrades and to maintain the reliability of the energy transmission and distribution system. Regulatory approval is needed to recover the costs of these investments, which are expected to provide a significant cash flow to enable recovery of costs incurred on a timely basis. Duke Energy Indiana is 97% complete with the Edwardsport IGCC power plant, which is expected to be in-service in 2012. Updates to the cost estimate have led Duke Energy Indiana to filing a proposed cap on the projects construction costs (excluding financing costs) which can be recovered through rates at $2.72 billion. As a result, Duke Energy Indiana has recorded pre-tax charges to earnings of $222 million in the third quarter of 2011 and $44 million in the third quarter of 2010 to reflect the impact of cost over-runs. Updates to the cost estimate could occur through the completion of the plant. Duke Energy Indiana is awaiting an order from the Indiana Utility Regulatory Commission (IURC) regarding the cost estimate increase and the allegations of fraud, concealment and gross mismanagement related to the IGCC project. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for further discussion of the significant increase in the estimated cost of the 618 MW Edwardsport IGCC plant.

PART II

Duke Energy’s earnings are impacted by fluctuations in commodity prices. Exposure to commodity prices generates higher earnings volatility in the unregulated businesses. To mitigate these risks, Duke Energy enters into derivative instruments to effectively hedge some, but not all, known exposures.

Additionally, Duke Energy’s investments and projects located outside of the U.S. expose Duke Energy to risks related to laws of other countries, taxes, economic conditions, fluctuations in currency rates, political conditions and policies of foreign governments. Changes in these factors are difficult to predict and may impact Duke Energy’s future results.

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

RESULTS OF OPERATIONS

Duke Energy

In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.

Management evaluates financial performance in part based on the non-GAAP financial measure, Adjusted Earnings, which is measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the impact of special items and the mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the mark-to-market impact of derivative contracts, which is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory accounting treatment, used in Duke Energy’s hedging of a portion of economic value of its generation assets in the Commercial Power segment. The economic value of the generation assets is subject to fluctuations in fair value due to market price volatility of the input and output commodities (e.g., coal, power) and, as such, the economic hedging involves both purchases and sales of those input and output commodities related to the generation assets. Because the operations of the generation assets are accounted for under the accrual method, management believes that excluding the impact of mark-to-market changes of the economic hedge contracts from operating earnings until settlement better matches the financial impacts of the hedge contract with the portion of economic value of the underlying hedged asset. Management believes that the presentation of Adjusted Earnings provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses this non-GAAP financial measure for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. The most directly comparable GAAP measure for Adjusted Earnings is net income attributable to Duke Energy common shareholders, which includes the impact of special items, the mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

OVERVIEW

The following table reconciles the non-GAAP financial measure Adjusted Earnings to the GAAP measure Net income attributable to Duke Energy (amounts are net of tax and, except for per-share amounts, are in millions):

	Years Ended December 31,
	2011		2010		2009
	Amount	Per diluted share	Amount	Per diluted share	Amount	Per diluted share
Adjusted Earnings	$1,943	$1.46	$1,882	$1.43	$1,577	$1.22
Economic Hedges (Mark-to-Market)	(1)	—	21	0.01	(38)	(0.03)
Asset Sales	—	—	154	0.12	—	—
Costs to Achieve Mergers	(51)	(0.04)	(17)	(0.01)	(15)	(0.01)
Crescent Related Guarantees and Tax Adjustments	—	—	—	—	(29)	(0.02)
Edwardsport Impairment	(135)	(0.10)	—	—	—
Emission Allowance Impairment	(51)	(0.04)	—	—	—
Employee Severance and Office Consolidation	—	—	(105)	(0.08)	—
Goodwill and Other Asset Impairments	—	—	(602)	(0.46)	(410)	(0.32)
Litigation Reserves	—	—	(16)	(0.01)	—
International Transmission Adjustment	—	—	—	—	(22)	(0.02)
Income from Discontinued Operations	1	—	3	—	12	0.01

Net income attributable to Duke Energy	$1,706	$1.28	$1,320	$1.00	$1,075	$0.83

PART II

For the year ended December 31, 2011, Adjusted Earnings was $1,943 million, or $1.46 per share, compared to Adjusted Earnings of $1,882 million or $1.43 per share, for the same period in 2010. The increase as compared to the prior year was primarily due to:

•	Increased earning associated with major construction projects at USFE&G;

•	Effect of prior year Duke Energy Foundation funding;

•	Increased results in Brazil due to higher average contract prices;

•	Increased earnings from National Methanol Company (NMC);

•	Lower corporate governance costs;

•	Increased results in Peru due to additional capacity revenues and an arbitration award; and

•	Increased results in Central America due to higher average prices and volumes.

Partially offset by

•	Less favorable weather in 2011 compared to 2010 at USFE&G;

•	Increased operation and maintenance costs at USFE&G; and

•	Lower volumes as a result of customer switching in Ohio, net of retention by Duke Energy Retail Sales, LLC (Duke Energy Retail) at Commercial Power.

For the year ended December 31, 2010, Adjusted Earnings was $1,882 million, or $1.43 per share, compared to Adjusted Earnings of $1,577 million or $1.22 per share, for the same period in 2009. The increase as compared to the prior year was primarily due to:

•	Favorable weather at USFE&G;

•	Increased earnings associated with major construction projects at USF&G;

•	Increased earnings due to 2009 North Carolina and South Carolina rate cases at USFE&G; and

•	Increased results from the Midwest gas assets due to both volumes and price.

Partially offset by

•	Increased operation and maintenance costs at USFE&G;

•	Lower volumes as a result of customer switching in Ohio, net of retention by Duke Energy Retail at Commercial Power; and

•	Lower gains on coal and emission allowance sales at Commercial Power.

The following table contains summarized information from Duke Energy’s Consolidated Statements of Operations.

	Years ended December 31,
	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
	(in millions)
Operating revenues	$14,529	$14,272	$257	$12,731	$1,541
Operating expenses	11,760	11,964	(204)	10,518	1,446
Gains on sales of other assets and other, net	8	153	(145)	36	117

Operating income	2,777	2,461	316	2,249	212
Other income and expenses, net	547	589	(42)	333	256
Interest expense	859	840	19	751	89

Income from continuing operations before income taxes	2,465	2,210	255	1,831	379
Income tax expense from continuing operations	752	890	(138)	758	132

Income from continuing operations	1,713	1,320	393	1,073	247
Income from discontinued operations, net of tax	1	3	(2)	12	(9)

Net income	1,714	1,323	391	1,085	238

Less: Net income attributable to noncontrolling interests	8	3	5	10	(7)

Net income attributable to Duke Energy Corporation	$1,706	$1,320	$386	$1,075	$245

Consolidated Operating Revenues

Year Ended December 31, 2011 as Compared to December 31, 2010. Consolidated operating revenues for 2011 increased $257 million compared to 2010. This change was primarily driven by the following:

•	A $263 million increase at International Energy. See Operating Revenue discussion within “Segment Results” for International Energy below for further information;

•	A $43 million increase at Commercial Power. See Operating Revenue discussion within “Segment Results” for Commercial Power below for further information; and

•	A $22 million increase at USFE&G. See Operating Revenue discussion within “Segment Results” for USFE&G below for further information.

Year Ended December 31, 2010 as Compared to December 31, 2009. Consolidated operating revenues for 2010 increased $1,541 million compared to 2009. This change was primarily driven by the following:

•	A $1,164 million increase at USFE&G. See Operating Revenue discussion within “Segment Results” for USFE&G below for further information;

PART II

•	A $334 million increase at Commercial Power. See Operating Revenue discussion within “Segment Results” for Commercial Power below for further information; and

•	A $46 million increase at International Energy. See Operating Revenue discussion within “Segment Results” for International Energy below for further information.

Consolidated Operating Expenses

Year Ended December 31, 2011 as Compared to December 31, 2010. Consolidated operating expenses for 2011 decreased $204 million compared to 2010. This change was driven primarily by the following:

•	A $435 million decrease at Commercial Power. See Operating Expense discussion within “Segment Results” for Commercial Power below for further information; and

•	A $302 million decrease at Other. See Operating Expense discussion within “Segment Results” for Other below for further information.

Partially offsetting these decreases was:

•	A $399 million increase at USFE&G. See Operating Expense discussion within “Segment Results” for USFE&G below for further information; and

•	A $132 million increase at International Energy. See Operating Expense discussion within “Segment Results” for International Energy below for further information.

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

Consolidated Gains on Sales of Other Assets and Other, net

Consolidated gains on sales of other assets and other, net was a gain of $8 million, $153 million and $36 million in 2011, 2010 and 2009, respectively. The gains in 2010 are primarily due to the $139 million gain from the sale of a 50% ownership interest in DukeNet Communications, LLC (DukeNet). The gains for 2009 relate primarily to sales of emission allowances by USFE&G and Commercial Power.

Consolidated Operating Income

Year Ended December 31, 2011 as Compared to December 31, 2010. For 2011, consolidated operating income increased $316 million compared to 2010. Drivers to operating income are discussed above.

Year Ended December 31, 2010 as Compared to December 31, 2009. For 2010, consolidated operating income increased $212 million compared to 2009. Drivers to operating income are discussed above.

Consolidated Other Income and Expenses, net

Year Ended December 31, 2011 as Compared to December 31, 2010. For 2011, consolidated other income and expenses decreased $42 million compared to 2010. This decrease was primarily due to the $109 million gain on the sale of Duke Energy’s ownership interest in Q-Comm Corporation (Q-Comm) in 2010 and unfavorable returns on investments that support benefit obligations; partially offset by increased equity earnings of $44 million primarily from International Energy’s investment in NMC, a higher equity component of allowance for funds used during construction (AFUDC) of $26 million due to additional capital spending for ongoing construction projects, and a $20 million Peru arbitration award.

Year Ended December 31, 2010 as Compared to December 31, 2009. For 2010, consolidated other income and expenses increased $256 million compared to 2009. This increase was primarily due to the $109 million gain on the sale of Duke Energy’s ownership interest in Q-Comm in 2010, a higher equity component of AFUDC of $81 million due to additional capital spending for ongoing construction projects, increased equity earnings of $46 million primarily from International Energy’s investment in NMC and the absence of 2009 losses from its investment in Attiki Gas Supply S.A. (Attiki), and a $26 million charge in 2009 associated with certain performance guarantees Duke Energy had issued on behalf of the Crescent JV (Crescent).

Consolidated Interest Expense

Year Ended December 31, 2011 as Compared to December 31, 2010. Consolidated interest expense increased $19 million in 2011 as compared to 2010. This increase is primarily attributable to higher debt balances in 2011 and higher interest expense related to income taxes; partially offset by deferred interest expense related to environmental plant costs.

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

Consolidated Income Tax Expense from Continuing Operations

Year Ended December 31, 2011 as Compared to December 31, 2010. For 2011, consolidated income tax expense from continuing operations decreased $138 million compared to 2010, primarily due to a decrease in the effective tax rate. The effective tax rate for the year ended December 31, 2011 was 30.5% compared to 40.3% for the year ended December 31, 2010. The change in the effective tax rate is primarily due to a $500 million impairment of non-deductible goodwill in 2010

Year Ended December 31, 2010 as Compared to December 31, 2009. For 2010, consolidated income tax expense from continuing operations increased $132 million compared to 2009, primarily due to the increase in pre-tax income. The effective tax rate for the year ended December 31, 2010 was 40% compared to 41% for the year ended December 31, 2009. The effective tax rates for both 2010 and 2009 reflect the effect of goodwill impairments, which are non-deductible for tax purposes.

Segment Results

Management evaluates segment performance based on earnings before interest and taxes from continuing operations (excluding certain allocated corporate governance costs), after deducting amounts attributable to noncontrolling interests related to those profits (EBIT).

PART II

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

See Note 3 to the Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure. Duke Energy’s operating earnings may not be comparable to a similarly titled measure of another company because other entities may not calculate operating earnings in the same manner. Beginning in 2012, the chief operating decision maker began evaluating segment financial performance and allocation of resources on a net income basis. Therefore, previously unallocated corporate costs will be reflected in each segment.

Segment EBIT is summarized in the following table, and detailed discussions follow.

EBIT by Business Segment

	Years Ended December 31,
	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
	(in millions)
U.S. Franchised Electric and Gas	$2,604	$2,966	$(362)	$2,321	$645
Commercial Power	225	(229)	454	27	(256)
International Energy	679	486	193	365	121

Total reportable segment EBIT	3,508	3,223	285	2,713	510
Other	(261)	(255)	(6)	(251)	(4)

Total reportable segment EBIT and other	3,247	2,968	279	2,462	506
Interest expense	(859)	(840)	(19)	(751)	(89)
Interest income and other(a)	56	64	(8)	102	(38)
Add back of noncontrolling interest component of reportable segment and Other EBIT	21	18	3	18	—

Consolidated earnings from continuing operations before income taxes	$2,465	$2,210	$255	$1,831	$379

(a)	Other within Interest income and other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to reportable segment and Other EBIT.

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

	Years Ended December 31,
	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
	(in millions, except where noted)
Operating revenues	$10,619	$10,597	$22	$9,433	$1,164
Operating expenses	8,286	7,887	399	7,263	624
Gains on sales of other assets and other, net	2	5	(3)	20	(15)

Operating income	2,335	2,715	(380)	2,190	525
Other income and expenses, net	269	251	18	131	120

EBIT	$2,604	$2,966	$(362)	$2,321	$645

Duke Energy Carolinas’ GWh sales(a)	82,127	85,441	(3,314)	79,830	5,611
Duke Energy Midwest’s GWh sales(a)(b)	58,104	60,418	(2,314)	56,753	3,665
Net proportional MW capacity in operation(c)	27,397	26,869	528	26,957	(88)

(a)	Gigawatt-hours (GWh).

PART II

(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.
(c)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Carolinas. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year	2011	2010	2009
Residential sales(a)	(5.7)%	10.2%	(0.2)%
General service sales(a)	(1.3)%	3.7%	(1.1)%
Industrial sales(a)	0.8%	7.4%	(15.2)%
Wholesale power sales	1.2%	12.2%	(31.6)%
Total Duke Energy Carolinas’ sales(b)	(3.9)%	7.0%	(6.6)%
Average number of customers	0.3%	0.5%	0.5%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The following table shows the percent changes in GWh sales and average number of customers for Duke Energy Midwest. Except as otherwise noted, the below percentages represent billed sales only for the periods presented and are not weather normalized.

Increase (decrease) over prior year	2011	2010	2009
Residential sales(a)	(3.1)%	8.2%	(4.3)%
General service sales(a)	(1.3)%	2.7%	(3.5)%
Industrial sales(a)	(0.1)%	10.4%	(15.0)%
Wholesale power sales	(16.3)%	2.1%	(20.8)%
Total Duke Energy Midwest’s sales(b)	(3.8)%	6.5%	(9.2)%
Average number of customers	0.2%	0.4%	(0.3)%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Year Ended December 31, 2011 as Compared to December 31, 2010

Operating Revenues. The increase was driven primarily by:

•

A $230 million increase in rate riders and retail rates primarily due to the 2011 implementation of the North Carolina construction work in progress (CWIP) rider, the save-a-watt (SAW) and demand side management programs, and the rider for the Edwardsport IGCC plant that is currently under construction;

•

A $22 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates for electric retail customers in all jurisdictions, and higher purchased power costs in Indiana, partially offset by decreased demand from electric retail customers in 2011 compared to the same period in 2010 mainly due to less favorable weather conditions, lower demand and fuel rates in Ohio and Kentucky from natural gas retail customers. Fuel revenues represent sales to retail and wholesale customers; and

•	An $18 million net increase in wholesale power revenues, net of sharing, primarily due to additional volumes and charges for capacity for customers served under long-term contracts.

Partially offsetting these increases was:

•

A $244 million decrease in GWh and thousand cubic feet (Mcf) sales to retail customers due to less favorable weather conditions in 2011 compared to the same period in 2010. For the Carolinas and Midwest, weather statistics for both heating degree days and cooling degree days in 2011 were unfavorable compared to the same period in 2010. The year 2010 had the most cooling degree days on record and December 2010 tied with December 1963 for the coldest December on record in the Duke Energy Carolinas’ service area (dating back to 1961).

Operating Expenses. The increase was driven primarily by:

•

A $178 million increase due to an additional impairment charge related to the Edwardsport IGCC plant that is currently under construction. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information; and

•

A $175 million increase in operating and maintenance expenses primarily due to higher non-outage costs at nuclear and fossil generation stations, higher storm costs, increased scheduled outage costs at nuclear generation stations, and increased costs related to the implementation of the SAW program.

Other Income and Expenses, net. The increase resulted primarily from a higher equity component of AFUDC from additional capital spending for increased construction expenditures related to new generation partially offset by lower deferred returns.

EBIT. As discussed above, the decrease resulted primarily from an additional impairment charge related to the Edwardsport IGCC plant, higher operating and maintenance expenses and less favorable weather. These negative impacts were partially offset by overall net higher retail rates and rate riders and higher wholesale power revenues.

Matters Impacting Future USFE&G Results

Results of USFE&G are impacted by the completion of its major generation fleet modernization projects. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station. Additional updates to the cost estimate could occur through the completion of the plant in 2012. Phase I and Phase II hearings concluded on January 24, 2012. Final orders from the IURC on Phase I and Phase II of the subdocket and the pending IGCC Rider proceedings are expected no sooner than the end of the third quarter 2012. Duke

PART II

Energy Indiana is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

In January 2012, the NCUC and PSCSC approved Duke Energy Carolinas’ proposed settlements in requests to increase electric rates for its North Carolina and South Carolina customers. The settlement agreements include combined base rate increases of approximately $400 million that will be reflected in 2012 earnings.

Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2012. Duke Energy Ohio plans to file electric transmission and distribution and gas rate cases in 2012. Duke Energy Indiana is evaluating the need for a rate case in 2012 or 2013. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs.

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

EBIT. As discussed above, the increase resulted primarily from overall net higher retail pricing and rate riders, favorable weather, higher equity component of AFUDC, higher wholesale power revenues, and higher weather adjusted sales volumes. These positive impacts were partially offset by higher operating and maintenance expenses, increased depreciation and amortization, and the disallowance charge related to the Edwardsport IGCC plant that is currently under construction.

Commercial Power

	Years Ended December 31,
	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
	(in millions, except where noted)
Operating revenues	$2,491	$2,448	$43	$2,114	$334
Operating expenses	2,275	2,710	(435)	2,134	576
Gains on sales of other assets and other, net	14	6	8	12	(6)

Operating income (loss)	230	(256)	486	(8)	(248)
Other income and expenses, net	8	35	(27)	35	—
Expense attributable to noncontrolling interest	13	8	5	—	8

EBIT	$225	$(229)	$454	$27	$(256)

Actual plant production, GWh	32,531	28,754	3,777	26,962	1,792
Net proportional megawatt capacity in operation	8,325	8,272	53	8,005	267

PART II

Year Ended December 31, 2011 as compared to December 31, 2010

Operating Revenues. The increase was primarily driven by:

•	A $240 million increase in wholesale electric revenues due to higher generation volumes, net of lower pricing and lower margin earned from participation in wholesale auctions in 2011; and

•

A $53 million increase in renewable generation revenues due to additional renewable generation facilities placed in service after 2010 and a full year of operations for renewable generation facilities placed in service throughout 2010.

Partially offsetting these increases were:

•

A $178 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels and unfavorable weather net of higher retail pricing under the ESP in 2011; and

•	A $66 million decrease in DEGS revenues, excluding renewables, due primarily to a contract termination and plant maintenance.

Operating Expenses. The decrease was primarily driven by:

•

A $584 million decrease in impairment charges primarily related to a $660 million charge related to goodwill and non-regulated coal-fired generation asset impairments in the Midwest in 2010, as compared to a $79 million impairment in 2011 to write down the carrying value of excess emission allowances held to fair value as a result of the EPA’s issuance of the Cross-State Air Pollution Rule (CSAPR) and a $9 million impairment of the Vermillion generation station in 2011. See Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information; and

•	A $65 million decrease in retail fuel and purchased power expenses due to lower generation volumes net of higher purchased power volumes in 2011 as compared to 2010.

Partially offsetting these decreases were:

•	A $156 million increase in wholesale fuel expenses due to higher generation volumes, partially offset by favorable hedge realizations in 2011 as compared to 2010;

•	A $68 million increase in operating expenses resulting primarily from the recognition of Midwest ISO exit fees, higher maintenance expenses and higher transmission costs in 2011 compared to 2010; and

•	A $30 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $3 million in 2011 compared to gains of $27 million in 2010.

Gains on Sales of Other Assets and Other, net. The increase in 2011 as compared to 2010 is attributable to 2011 gains on sales of certain assets resulting from a contract termination.

Other Income and Expenses, net. The decrease in 2011 as compared to 2010 is primarily due to distributions from South Houston Green Power received in 2010 which did not recur in 2011.

EBIT. The increase is primarily attributable to lower goodwill, generation and other asset impairment charges, higher wholesale margins due to increased generation volumes, and an increase in renewables generation revenues. These factors were partially offset by lower retail margins driven by customer switching and unfavorable weather, higher operating expenses resulting from the recognition of Midwest ISO exit fees and increased maintenance expenses, and net mark-to-market losses on non-qualifying commodity hedge contracts in 2011 compared to gains in 2010.

Matters Impacting Future Commercial Power Results

Commercial Power’s coal-fired generation assets were dedicated under Duke Energy Ohio’s ESP through December 31, 2011. The PUCO approved Duke Energy Ohio’s new ESP in November 2011. The new ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation as of January 1, 2012. As a result, Commercial Power’s coal-fired generation assets no longer serve retail load customers or receive negotiated pricing under the ESP. The coal-fired generation assets began dispatching all of their electricity into unregulated markets in January 2012 and going forward will receive wholesale energy margins and capacity revenues from PJM at rates currently below those previously collected under the prior ESP. The impact of these lower energy margins and capacity revenues are expected to be partially offset by a non-bypassable stability charge collected from Duke Energy Ohio’s retail customers through 2014. As a result, Commercial Power’s operating revenues and EBIT will be negatively impacted.

Commercial Power’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices, for periods beginning June 2011 and continuing through May 2014 will be significantly lower than current and historical capacity prices. As a result, Commercial Power’s operating revenues and EBIT will be negatively impacted through 2014.

Commercial Power is focused on growing its non-regulated renewable energy portfolio. Results for Commercial Power are dependent upon completion of renewable energy construction projects and tax credits from renewable energy production and project investments. Failure of current construction projects to reach commercial operation before the expiration of certain tax credits at the end of 2011 could have a significant impact on Commercial Power’s results of operations.

Year Ended December 31, 2010 as compared to December 31, 2009

Operating Revenues. The increase was primarily driven by:

•	A $294 million increase in wholesale electric revenues due to higher generation volumes and pricing net of lower margin earned from participation in wholesale auctions;

•	A $54 million increase in PJM capacity revenues due to additional megawatts participating in the auction and higher cleared auction pricing in 2010 compared to 2009;

PART II

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

International Energy

	Years Ended December 31,
	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
	(in millions, except where noted)
Operating revenues	$1,467	$1,204	$263	$1,158	$46
Operating expenses	938	806	132	834	(28)
(Losses) gains on sales of other assets and other, net	(1)	(3)	2	—	(3)

Operating income	528	395	133	324	71
Other income and expenses, net	174	110	64	63	47
Expense attributable to noncontrolling interest	23	19	4	22	(3)

EBIT	$679	$486	$193	$365	$121

Sales, GWh	18,889	19,504	(615)	19,978	(474)
Net proportional megawatt capacity in operation	4,277	4,203	74	4,053	150

Year Ended December 31, 2011 as Compared to December 31, 2010

Operating Revenues. The increase was driven primarily by:

•	A $111 million increase in Central America as a result of favorable hydrology and higher average prices;

•	A $95 million increase in Brazil due to favorable exchange rates, and higher average contract prices and volumes; and

•	An $80 million increase in Peru due to higher average prices and volumes, and hydrocarbon prices.

Partially offsetting these increases was:

•	A $25 million decrease in Ecuador as a result of lower dispatch due to new hydro competitor commencing operations in the fourth quarter of 2010.

Operating Expenses. The increase was driven primarily by:

•	A $77 million increase in Central America due to higher fuel costs and consumption as a result of increased dispatch;

•	A $56 million increase in Peru as a result of higher fuel costs and consumption as a result of increased dispatch, purchased power and hydrocarbon royalty costs; and

•	A $25 million increase in Brazil as a result of unfavorable exchange rates, higher purchased power and a provision for a revenue tax audit.

Partially offsetting these increases was:

•	A $27 million decrease in Ecuador due to lower fuel consumption as a result of lower dispatch, and lower maintenance costs.

PART II

Other Income and Expenses, net. The increase was primarily driven by a $44 million increase in equity earnings from NMC due to higher average prices partially offset by higher butane costs, and a $20 million arbitration award in Peru.

EBIT. As discussed above, the increase was primarily due to favorable contract prices and exchange rates in Brazil, arbitration award and higher margins in Peru, favorable hydrology in Central America, and higher equity earnings at NMC.

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

Other

	Years Ended December 31,
	2011	2010	Variance 2011 vs. 2010	2009	Variance 2010 vs. 2009
	(in millions)
Operating revenues	$44	$118	$(74)	$128	$(10)
Operating expenses	354	656	(302)	389	267
(Losses) gains on sales of other assets and other, net	(8)	145	(153)	4	141

Operating loss	(318)	(393)	75	(257)	(136)
Other income and expenses, net	42	129	(87)	2	127
Benefit attributable to noncontrolling interest	(15)	(9)	(6)	(4)	(5)

EBIT	$(261)	$(255)	$(6)	$(251)	$(4)

Year Ended December 31, 2011 as Compared to December 31, 2010

Operating Revenues. The decrease was driven primarily by the deconsolidation of DukeNet Communications, LLC (DukeNet) in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment.

Operating Expenses. The decrease was driven primarily by $172 million of 2010 employee severance costs related to the voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina, prior year donations of $56 million to the Duke Energy Foundation, which is a nonprofit organization funded by Duke Energy shareholders that makes charitable contributions to selected nonprofits and government subdivisions, a decrease as a result of the DukeNet deconsolidation in December 2010 and the subsequent accounting for Duke Energy’s investment in DukeNet as an equity method investment, lower corporate costs, and a prior year litigation reserve; partially offset by higher costs related to the proposed merger with Progress Energy.

Gains/ (Losses) on sales of other assets and other, net. The decrease was primarily due to the $139 million gain from the sale of a 50% ownership interest in DukeNet in the prior year.

Other Income and Expenses, net. The decrease was due primarily to the sale of Duke Energy’s ownership interest in Q-Comm in the prior year of $109 million; partially offset by prior year impairments and 2011 gains on sales of investments.

EBIT. As discussed above, the decrease was due primarily to gains recognized in 2010 on the sale of a 50% ownership interest in DukeNet, the sale of Duke Energy’s ownership interest in Q-Comm in the prior year and higher costs related to the proposed merger; partially offset by prior year employee severance costs, prior year donations to the Duke Energy Foundation, lower corporate costs and a prior year litigation reserve.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50% interest in Crescent, which was a real estate joint venture formed by Duke Energy in 2006 that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50% ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize a tax loss, for tax purposes, on its interest in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this

PART II

uncertainty, it is possible that Duke Energy could incur a future tax liability related to the tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

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

Gains/ (Losses) on sales of other assets and other, net. The increase was primarily due to the $139 million gain from the sale of a 50% ownership interest in DukeNet in the fourth quarter of 2010.

Other Income and Expenses, net. The increase was due primarily to the sale of Duke Energy’s ownership interest in Q-Comm, and a 2009 charge related to certain guarantees Duke Energy had issued on behalf of Crescent.

EBIT. As discussed above, the decrease was due primarily to employee severance costs, donations to the Duke Energy Foundation, and a litigation reserve; partially offset by gains recognized on the sale of a 50% ownership interest in DukeNet and the sale of Duke Energy’s ownership interest in Q-Comm.

PART II

Duke Energy Carolinas

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2011, 2010 and 2009.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2011	2010	Increase (Decrease)
Operating revenues	$6,493	$6,424	$69
Operating expenses	5,014	4,986	28
Gains on sales of other assets and other, net	1	7	(6)

Operating income	1,480	1,445	35
Other income and expenses, net	186	212	(26)
Interest expense	360	362	(2)

Income before income taxes	1,306	1,295	11
Income tax expense	472	457	15

Net income	$834	$838	$(4)

Net Income

The $4 million decrease in Duke Energy Carolinas’ net income for the year ended December 31, 2011 compared to December 31, 2010 was primarily due to the following factors:

Operating Revenues. The increase was driven primarily by:

•

A $241 million net increase in retail rates and rate riders primarily due to the implementation of the North Carolina CWIP rider effective January 2011, riders for the SAW program, and year-over-year impact related to a phase-in of the new retail rates resulting from the South Carolina rate case in the first quarter of 2010; and

•

A $23 million increase in wholesale power revenues, net of sharing, primarily due to increased capacity charges and additional volumes for customers served under long-term contracts; partially offset by volume decreases and lower pricing for near-term sales.

Partially offsetting these increases was:

•

A $192 million decrease in GWh sales to retail customers due to less favorable weather. Weather statistics for both heating degree days and cooling degree days in 2011 were unfavorable compared to 2010. Heating degree days were 4% below normal for 2011 as compared to 16% above normal in 2010 and cooling degree days for 2011 were 19% above normal compared to 33% above normal in 2010.

Operating Expenses. The increase was driven primarily by:

•

A $101 million increase in operating and maintenance expenses primarily related to higher non-outage and outage costs at nuclear generation plants, merger related costs, costs related to the implementation of the SAW program and higher storm costs; partially offset by a prior year charge for a litigation settlement; and

•

A $27 million increase in depreciation and amortization expense primarily due to increased production plant base and software projects amortization; partially offset by the 2011 deferral of the wholesale portion of GridSouth costs.

Partially offsetting these increases was:

•	A $103 million decrease in employee severance costs associated with the 2010 voluntary severance plan.

Other Income and Expenses, net. The decrease is primarily due to higher interest income recorded in 2010 following the resolution of certain income tax matters related to prior years, lower deferred returns and lower equity component of AFUDC.

Income Tax Expense. Income tax expense for 2011 increased compared to 2010 primarily due to increases in pre-tax income and in the effective tax rate. The effective tax rate for 2011 and 2010 was 36.1% and 35.3%, respectively. The increase in the effective tax rate is primarily due to a decrease in the manufacturing deduction in 2011 and a state tax benefit recorded in 2010, partially offset by the write-off of a deferred tax asset in 2010 due to a change in the tax treatment of the Medicare Part D subsidy due to the passing of health care reform legislation.

Matters Impacting Future Duke Energy Carolinas Results

In January 2012, the NCUC and PSCSC approved Duke Energy Carolinas’ proposed settlements in requests to increase electric rates for its North Carolina and South Carolina customers. The settlement agreements include combined base rate increases of approximately $400 million that will be reflected in 2012 earnings.

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

PART II

Duke Energy Ohio

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2011, 2010 and 2009.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2011	2010	Increase (Decrease)
Operating revenues	$3,181	$3,329	$(148)
Operating expenses	2,811	3,557	(746)
Gains on sales of other assets and other, net	5	3	2

Operating income (loss)	375	(225)	600
Other income and expenses, net	19	25	(6)
Interest expense	104	109	(5)

Income before income taxes	290	(309)	599
Income tax expense	96	132	(36)

Net income (loss)	$194	$(441)	$635

Net Income

The $635 million increase in Duke Energy Ohio’s net income was primarily due to the following factors:

Operating Revenues. The decrease was due primarily to:

•	A $204 million decrease in retail electric revenues resulting from lower sales volumes driven by increased customer switching levels net of higher retail pricing under the ESP in 2011;

•	A $75 million decrease in retail electric revenues resulting from the expiration of the Ohio electric Regulatory Transition Charge for non-residential customers;

•	A $63 million decrease in regulated fuel revenues driven primarily by reduced sales volumes and lower natural gas costs;

•	A $39 million decrease related to less favorable weather conditions in 2011 compared to 2010; and

•

A $23 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $7 million in 2011 compared to gains of $30 million in 2010.

Partially offsetting these decreases were:

•	A $246 million increase in wholesale electric revenues due to higher generation volumes net of lower pricing and lower margin earned from participation in wholesale auctions in 2011.

Operating Expenses. The decrease was due primarily to:

•

A $749 million decrease in impairment charges primarily related to a $677 million impairment of goodwill and a $160 million impairment of certain generation assets in 2010 compared to a $79 million impairment in 2011 to write down the carrying value of excess emission allowances. See Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments,” for additional information;

•	A $107 million decrease in retail fuel and purchased power expenses due to lower generation volumes driven by increased customer switching levels in 2011 compared to 2010;

•	A $64 million decrease in depreciation and amortization costs primarily due to decreased regulatory transition charge amortization;

•	A $63 million decrease in regulated fuel expense primarily due to reduced sales volumes and lower natural gas costs;

•

A $24 million decrease in employee severance costs related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina.

Partially offsetting these decreases were:

•	A $159 million increase in wholesale fuel expenses due to higher generation volumes;

•	A $72 million increase in operating and maintenance expenses primarily from the recognition of Midwest ISO exit fees and higher maintenance expenses; and

•	A $29 million increase in mark-to-market fuel expense on non-qualifying fuel hedge contracts, consisting of mark-to-market losses of $3 million in 2011 compared to gains of $26 million in 2010.

Other Income and Expenses, net. The decrease in 2011 compared to 2010 is primarily attributable to reduced interest income accrued for uncertain income tax positions.

Income Tax Expense. Income tax expense for 2011 increased compared to 2010 primarily due to increases in pre-tax income and in the effective tax rate. The effective tax rate in 2011 was 33.1% compared to an effective tax rate for the same period in 2010 of (43.0%). The change in the effective tax rate is primarily due to a $677 million non-deductible impairment of goodwill in 2010, as discussed above.

PART II

Matters Impacting Future Duke Energy Ohio Results

Duke Energy Ohio operated under an ESP that expired on December 31, 2011. The PUCO approved Duke Energy Ohio’s new ESP in November 2011. The new ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation as of January 1, 2012. Duke Energy Ohio’s retail load obligation is satisfied through competitive auctions, the costs of which are recovered from customers. Duke Energy Ohio now earns retail margin on the transmission and distribution of electricity only and not on the cost of the underlying energy. Duke Energy Ohio’s coal-fired generation assets no longer serve retail load customers or receive negotiated pricing under the ESP. The coal-fired generation assets began dispatching all of their electricity into unregulated markets in January 2012 and going forward will receive wholesale energy margins and capacity revenues from PJM at rates currently below those previously collected under the prior ESP. These lower energy margins and capacity revenues are expected to be partially offset by a non-bypassable stability charge collected from Duke Energy Ohio’s retail customers through 2014. As a result, Duke Energy’s operating revenues and net income will be negatively impacted.

Duke Energy Ohio’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices for periods beginning June 2011 and continuing through May 2014, will be significantly lower than current and historical capacity prices. As a result, Duke Energy Ohio’s operating revenues and net income will be negatively impacted through 2014.

PART II

Duke Energy Indiana

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with the accompanying Consolidated Financial Statements and Notes for the years ended December 31, 2011, 2010 and 2009.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction (I)(2)(a) of Form 10-K.

RESULTS OF OPERATIONS

Results of Operations and Variances

Summary of Results (in millions)

	Years Ended December 31,
	2011	2010	Increase (Decrease)
Operating revenues	$2,622	$2,520	$102
Operating expenses	2,340	2,012	328
Losses on sales of other assets and other, net	—	(2)	2

Operating income	282	506	(224)
Other income and expenses, net	97	70	27
Interest expense	137	135	2

Income before income taxes	242	441	(199)
Income tax expense	74	156	(82)

Net income	$168	$285	$(117)

Net Income

The $117 million decrease in Duke Energy Indiana’s net income for the year ended December 31, 2011 compared to December 31, 2010 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	An $80 million increase in fuel revenues (including the rider for emission allowances) primarily due to an increase in fuel rates as a result of higher fuel and purchased power costs;

•

A $32 million net increase in rate riders primarily related to the Edwardsport IGCC plant that is currently under construction and higher recoveries of demand side management (DSM) costs, partially offset by lower recoveries under the clean coal technology (CCT) rider; and

•	A $13 million increase in rate pricing due to the positive impact on overall average prices of lower sales volumes;

Partially offsetting these increases was:

•	A $27 million decrease in retail revenues related to less favorable weather conditions in 2011 compared to 2010.

Operating Expenses. The increase was primarily due to:

•

A $178 million increase due to an additional impairment charge related to the Edwardsport IGCC plant that is currently under construction. See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for additional information;

•	A $74 million increase in fuel costs primarily due to an increase in fuel rates as a result of higher fuel and purchased power costs;
•

A $36 million increase in operation and maintenance costs primarily due to higher storm related costs, higher generation outage costs, and increased legal and corporate allocations, partially offset by decreased costs associated with the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina;

•

A $16 million increase in depreciation and amortization expense primarily due to higher amortization of DSM regulatory assets and increase in production plant base, partially offset by lower amortization of deferred clean coal costs; and

•	A $12 million increase in general taxes primarily due to certain property tax true-ups, higher property tax rates in 2011, and increases in gross receipts and payroll taxes.

Other Income and Expenses, net. The increase in 2011 compared to 2010 was primarily attributable to increased AFUDC in 2011 for additional capital spending related to the Edwardsport IGCC plant that is currently under construction.

Income Tax Expense. Income tax expense for 2011 decreased compared to 2010 primarily due to a decrease in pre-tax income and the effective tax rate. The effective tax rate for 2011 and 2010 was 30.6% and 35.5% respectively. This decrease in the effective tax rate is primarily due to an increase in AFUDC equity.

Matters Impacting Future Duke Energy Indiana Results See Note 4 to the Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station. Additional updates to the cost estimate could occur through the completion of the plant in 2012. Phase I and Phase II hearings concluded on January 24, 2012. Final orders from the IURC on Phase I and Phase II of the subdocket and the pending IGCC Rider proceedings are expected no sooner than the end of the third quarter 2012. Duke Energy Indiana is unable to predict the ultimate outcome

PART II

of these proceedings. In the event the IURC disallows a portion of the plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

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

Regulatory Accounting

Duke Energy’s regulated operations (the substantial majority of U.S. Franchised Electric and Gas’s operations) meet the criteria for application of regulatory accounting treatment. As a result, Duke Energy records assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP in the U.S. for non-regulated entities. Regulatory assets generally represent incurred costs that have been deferred because such costs are probable of future recovery in customer rates. Regulatory liabilities generally represent obligations to make refunds to customers for previous collections for costs that either are not likely to or have yet to be incurred. Management continually assesses whether the regulatory assets are probable of future recovery by considering factors such as applicable regulatory environment changes, historical regulatory treatment for similar costs in Duke Energy’s jurisdictions, recent rate orders to other regulated entities, and the status of any pending or potential deregulation legislation. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery. This assessment reflects the current political and regulatory climate at the state and federal levels, and is subject to change in the future. If future recovery of costs ceases to be probable, the asset write-offs would be required to be recognized in operating income. Additionally, the regulatory agencies can provide flexibility in the manner and timing of the depreciation of property, plant and equipment, recognition of nuclear decommissioning costs and amortization of regulatory assets or may disallow recovery of all or a portion of certain assets. Total regulatory assets were $4,046 million as of December 31, 2011, and $3,390 million as of December 31, 2010. Total regulatory liabilities were $3,006 million as of December 31, 2011 and $3,155 million as of December 31, 2010. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.”

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

The regulatory accounting rules require recognition of a loss if it becomes probable that part of the cost of a plant under construction or a recently completed plant will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made. Such assessments can require significant judgment by management regarding matters such as the ultimate cost of a plant under construction, regulatory recovery implications, etc. As discussed in Note 4, “Regulatory Matters,” during 2011 and 2010 Duke Energy Indiana recorded disallowance charges of $222 million and $44 million, respectively, related to the IGCC plant currently under construction in Edwardsport, Indiana. Management will continue to assess matters as the construction of the plant and the related regulatory proceedings continue, and further charges could be required in 2012 or beyond.

As discussed further in Note 1, “Summary of Significant Accounting Policies”, and Note 4, “Regulatory Matters,” Duke Energy Ohio discontinued the application of regulatory accounting treatment to portions of its generation operations in November 2011 in conjunction with the approval of its new Electric Security Plan by the Public Utilities Commission of Ohio. The effect of this change was immaterial to the financial statements.

Goodwill Impairment Assessments

Duke Energy’s goodwill balances are included in the following table.

	December 31,
	2011	2010
	(in millions)
U.S. Franchised Electric and Gas	$3,483	$3,483
Commercial Power	69	69
International Energy	297	306

Total Duke Energy goodwill	$3,849	$3,858

The majority of Duke Energy’s goodwill relates to the acquisition of Cinergy in April 2006, whose assets are primarily included in the U.S. Franchised Electric and Gas and Commercial Power segments. Commercial Power also has $69 million of goodwill that resulted from the September 2008 acquisition of Catamount Energy Corporation, a leading wind power company located in Rutland, Vermont. As of the acquisition date, Duke Energy allocates goodwill to a reporting unit, which Duke Energy defines as an operating segment or one level below an operating segment.

Duke Energy recorded impairments of $500 million and $371 million related to Commercial Power’s non-regulated Midwest generation reporting unit in 2010 and 2009. Subsequent to the 2010 impairment charges, there is no recorded amount of goodwill at Commercial Power’s non-regulated Midwest generation reporting unit. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations. See Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments” for further information regarding the factors impacting the valuation of Commercial Power’s non-regulated generation reporting unit. Duke Energy determined that no other goodwill impairments existed in 2011, 2010 and 2009.

As discussed in Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments”, Duke Energy is required to test goodwill for impairment at the reporting unit level at least annually and more frequently if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. Duke Energy evaluates the carrying amount of its recorded goodwill for impairment on an annual basis as of August 31 and performs interim impairment tests if a triggering event occurs that indicates it is more likely than not that the fair value of a reporting unit is less than its carrying value. The analysis of the potential impairment of goodwill has historically required a two step process. However, effective with the FASB’s September 2011 issuance of new goodwill

PART II

accounting guidance, an entity may first assess qualitative factors to determine whether it is necessary to perform the two step goodwill impairment test. Duke Energy’s annual qualitative assessments under the new accounting guidance include reviews of current forecasts compared to prior forecasts, consideration of recent fair value calculations, if any, review of Duke Energy’s, as well as its peers, stock price performance, credit ratings of Duke Energy’s significant subsidiaries, updates to weighted average cost of capital (WACC) calculations or review of the key inputs to the WACC and consideration of overall economic factors, recent regulatory commission actions and related regulatory climates, and recent financial performance. If the results of qualitative assessments indicate that the fair value of a reporting unit is more likely than not less than the carrying value of the reporting unit, the two-step impairment test is required.

In 2011, Duke Energy, after completion of its qualitative assessments of the factors noted above, concluded that it was more likely than not the fair value of each reporting unit exceeded its carrying value. Thus, the two step goodwill impairment test was not necessary in 2011.

For years in which the two step impairment test is necessary, such as was the case in 2010 and 2009, step one of the impairment test involves comparing the fair values of reporting units with their carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill is not performed.

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

For purposes of the step one analyses, determination of the reporting units’ fair values is based on a combination of the income approach, which estimates the fair value of Duke Energy’s reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of Duke Energy’s reporting units based on market comparables within the utility and energy industries. Key assumptions used in the income approach analyses for the U.S. Franchised Electric and Gas reporting units include, but are not limited to, the use of an appropriate discount rate, estimated future cash flows and estimated run rates of operation, maintenance, and general and administrative costs, and expectations of returns on equity in each regulated jurisdiction that will be achieved. In estimating cash flows, Duke Energy incorporates expected growth rates, regulatory stability and ability to renew contracts, as well as other factors, into its revenue and expense forecasts.

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

One of the most significant assumptions that Duke Energy utilizes in determining the fair value of its reporting units under the income approach is the discount rate applied to the estimated future cash flows. Management determines the appropriate discount rate for each of its reporting units based on the WACC for each individual reporting unit. The WACC takes into account both the pre-tax cost of debt and cost of equity (a major component of the cost of equity is the current risk-free rate on twenty year U.S. Treasury bonds). In the 2010 and 2009 step one impairment tests, Duke Energy considered implied WACC’s for certain peer companies in determining the appropriate WACC rates to use in its analysis. As each reporting unit has a different risk profile based on the nature of its operations, including factors such as regulation, the WACC for each reporting unit may differ. Accordingly, the WACCs were adjusted, as appropriate, to account for company specific risk premiums. For example, transmission and distribution reporting units generally would have a lower company specific risk premium as they do not have the higher level of risk associated with owning and operating generation assets nor do they have significant construction risk or risk associated with potential future carbon legislation or pending EPA regulations. The discount rates used for calculating the fair values as of August 31, 2010, for each of Duke Energy’s domestic reporting units were commensurate with the risks associated with each reporting unit and ranged from 5.75% to 9.0%. For Duke Energy’s international operations, a base discount rate of 8.2% was used, with specific adders used for each separate jurisdiction in which International Energy operates to reflect the differing risk profiles of the jurisdictions and countries. This resulted in discount rates for the August 31, 2010 goodwill impairment test for the international operations ranging from 9.7% to 13.0%. As discussed above, in 2011 Duke Energy performed a qualitative assessment of potential goodwill impairment, and thus a step one valuation was not necessary. Management’s qualitative assessment took into consideration the decline in 2011 of a key input to the WACC calculation; namely, a decline in the current risk-free rate on twenty year U.S. Treasury bonds. Management concluded that had step one valuations been necessary, the decline in this key WACC input would likely have resulted in lower discount rates and higher income approach valuations.

The underlying assumptions and estimates are made as of a point in time; subsequent changes, particularly changes in the discount rates or growth rates inherent in management’s estimates of future cash flows, could result in future impairment charges. Management continues to remain alert for any indicators that the fair value of a reporting unit could be below book value and will assess goodwill for impairment as appropriate.

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

PART II

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

When it becomes probable that regulated generation, transmission or distribution assets have been abandoned, the cost of the asset is removed from plant in service. The value that may be retained as an asset on the balance sheet for the abandoned property is dependent upon amounts that may recovered through regulated rates, including any return. As such, an impairment charge could be offset by the establishment of a regulatory asset if rate recovery is probable.

As discussed further in Note 12 to the Consolidated Financial Statements, “Goodwill, Intangible Assets and Impairments”, in the third quarter of 2011, Commercial Power recorded $79 million of pre-tax impairment charges related to Clean Air Act emission allowances which were no longer expected to be used as a result of the new Cross State Air Pollution Rule. In the second quarter of 2010, Commercial Power recorded $160 million of pre-tax impairment charges related to certain generating assets and emission allowances primarily associated with these generation assets in the Midwest to write-down the value of these assets to their estimated fair value. The generation assets that were subject to this impairment charge were those coal fired generating assets that do not have certain environmental emissions control equipment, causing these generation assets to be potentially heavily impacted by the EPA’s rules on emissions of NOx and SO2. Additionally, in the third quarter of 2009, Commercial Power recorded $42 million of pre-tax impairment charges related to certain generating assets and emission allowances primarily associated with these generation assets in the Midwest to write-down the value of these assets to their estimated fair value. These impairment charges are recorded in Goodwill and Other Impairment Charges on Duke Energy’s Consolidated Statement of Operations.

Revenue Recognition

Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Operating revenues include unbilled electric and gas revenues earned when service has been delivered but not billed by the end of the accounting period. Unbilled retail revenues are estimated by applying an average revenue per kilowatt-hour (kWh) or per Mcf for all customer classes to the number of estimated kWh or Mcf delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (mWh) to the number of estimated mWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per MW to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix.

At December 31, 2011 and 2010, Duke Energy had $674 million and $751 million, respectively, of unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Consolidated Balance Sheets.

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

Amounts recognized as asbestos-related reserves in the respective Consolidated Balance Sheets totaled $801 million and $853 million as of December 31, 2011 and December 31, 2010, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy’s best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial adverse or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy’s cumulative payments began to exceed the self insurance retention on its insurance policy in 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $968 million in excess of the self insured retention. Insurance recoveries of $813 million and $850 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2011 and 2010, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

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

PART II

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

Duke Energy recognizes tax benefits for positions taken or expected to be taken on tax returns, including the decision to exclude certain income or transactions from a return, when a more-likely-than-not threshold is met for a tax position and management believes that the position will be sustained upon examination by the taxing authorities. Duke Energy records the largest amount of the tax benefit that is greater than 50% likely of being realized upon settlement. Management evaluates each position based solely on the technical merits and facts and circumstances of the position, assuming the position will be examined by a taxing authority having full knowledge of all relevant information. Significant management judgment is required to determine recognition thresholds and the related amount of tax benefits to be recognized in the Consolidated Financial Statements. Management reevaluates tax positions each period in which new information about recognition or measurement becomes available. The portion of the tax benefit which is uncertain is disclosed in the notes to the Consolidated Financial Statements.

Undistributed foreign earnings associated with International Energy’s operations are considered indefinitely reinvested, thus no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in International Energy’s foreign jurisdictions is not needed to fund the operations of its U.S. operations and that International Energy either has invested or has intentions to reinvest such earnings. While management currently intends to indefinitely reinvest all of International Energy’s unremitted earnings, should circumstances change, Duke Energy may need to record additional income tax expense in the period in which such determination changes. The cumulative undistributed earnings as of December 31, 2011, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is $1.7 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $250 million and $325 million.

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

Funding requirements for defined benefit plans are determined by government regulations. Duke Energy made voluntary contributions to its defined benefit retirement plans of $200 million in 2011, $400 million in 2010 and $800 million in 2009. In 2012, Duke Energy anticipates making $200 million of contributions to its defined benefit plans.

Duke Energy and its subsidiaries maintain non-contributory defined benefit retirement plans. The plans cover most U.S. employees using a cash balance formula. Under a cash balance formula, a plan participant accumulates a retirement benefit consisting of pay credits that are based upon a percentage (which may vary with age and years of service) of current eligible earnings and current interest credits. Certain employees are covered under plans that use a final average earnings formula. Under a final average earnings formula, a plan participant accumulates a retirement benefit equal to a percentage of their highest 3-year average earnings, plus a percentage of their highest 3-year average earnings in excess of covered compensation per year of participation (maximum of 35 years), plus a percentage of their highest 3-year average earnings times years of participation in excess of 35 years. Duke Energy also maintains non-qualified, non-contributory defined benefit retirement plans which cover certain executives.

Duke Energy and most of its subsidiaries also provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Certain employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Duke Energy recognized pre-tax qualified pension cost of $45 million in 2011. In 2012, Duke Energy’s pre-tax qualified pension cost is expected to be $17 million higher than in 2011 resulting primarily from an increase in net actuarial loss amortization, primarily attributable to the effect of negative actual returns on assets from 2008. Duke Energy recognized pre-tax nonqualified pension cost of $11 million and pre-tax other post-retirement benefits cost of $26 million, in 2011. In 2012, pre-tax non-qualified pension cost is expected to be approximately the same amount as in 2011. In 2012, pre-tax other post-retirement benefits costs are expected to be approximately $8 million lower than in 2011 resulting primarily from an increase in net actuarial gain accretion and a decrease in net transition obligation amortization.

For both pension and other post-retirement plans, Duke Energy assumes that its plan’s assets will generate a long-term rate of return of 8.00% as of December 31, 2011. The assets for Duke Energy’s pension and other post-retirement plans are maintained in a master trust. The investment objective of the master trust is to achieve reasonable returns on trust assets, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The asset allocation targets were set after considering the investment objective and the risk profile. U.S. equities are held for their high expected return. Non-U.S. equities, debt securities, hedge funds, real estate and other global securities are held for diversification. Investments within asset classes are to be diversified to achieve broad market participation and reduce the impact of individual managers or investments. Duke Energy regularly reviews its actual asset allocation and periodically rebalances its investments to its targeted allocation when considered appropriate. Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I). The investment objective of VEBA I is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. VEBA I is passively managed.

The expected long-term rate of return of 8.00% for the plan’s assets was developed using a weighted average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The weighted average returns expected by asset classes were 2.61% for U.S. equities, 1.50% for Non-U.S. equities, 0.99% for global equities, 1.69% for debt securities, 0.37% for global private equity, 0.24% for hedge funds, 0.30% for real estate and 0.30% for other global securities.

Duke Energy discounted its future U.S. pension and other post-retirement obligations using a rate of 5.1% as of December 31, 2011. The discount rates used to measure benefit plan benefit obligations for financial reporting purposes should reflect rates at which pension benefits could be effectively settled. As of December 31, 2011, Duke Energy determined its discount rate for U.S. pension and other post-retirement obligations using a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of

PART II

high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Future changes in plan asset returns, assumed discount rates and various other factors related to the participants in Duke Energy’s pension and post-retirement plans will impact Duke Energy’s future pension expense and liabilities. Management cannot predict with certainty what these factors will be in the future. The following table presents the approximate effect on Duke Energy’s 2011 pre-tax pension expense, pension obligation and other post-retirement benefit obligation if a 0.25% change in rates were to occur:

	Qualified and Non- qualified Pension Plans		Other Post-Retirement Plans
	+0.25%	-0.25%	+0.25%	-0.25%
	(in millions)
Effect on 2011 pre-tax pension expense
Expected long-term rate of return	$(12)	$12	$—	$—
Discount rate	(8)	8	(1)	1
Effect on benefit obligation at December 31, 2011
Discount rate	(114)	117	(16)	16

Duke Energy’s U.S. post-retirement plan uses a medical care trend rate which reflects the near and long-term expectation of increases in medical health care costs. Duke Energy’s U.S. post-retirement plan uses a prescription drug trend rate which reflects the near and long-term expectation of increases in prescription drug health care costs. As of December 31, 2011, the medical care trend rates were 8.75%, which grades to 5.00% by 2020. The following table presents the approximate effect on Duke Energy’s 2011 pre-tax other post-retirement expense and other post-retirement benefit obligation if a 1% point change in the health care trend rate were to occur:

	Other Post-Retirement Plans
	+1.0%	-1.0%
	(in millions)
Effect on other post-retirement expense	$2	$(2)
Effect on other post-retirement benefit obligation at December 31, 2011	31	(28)

For further information, see Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans.”

LIQUIDITY AND CAPITAL RESOURCES

Overview

At December 31, 2011, Duke Energy had cash and cash equivalents and short-term investments of $2.3 billion, of which $1.0 billion is held in foreign jurisdictions and is forecasted to be used to fund the operations of and investments in International Energy. To fund its domestic liquidity and capital requirements, Duke Energy relies primarily upon cash flows from operations, borrowings, and its existing cash and cash equivalents. The relatively stable operating cash flows of the U.S. Franchised Electric and Gas business segment compose a substantial portion of Duke Energy’s cash flows from operations and it is anticipated that it will continue to do so for the foreseeable future. A material adverse change in operations, or in available financing, could impact Duke Energy’s ability to fund its current liquidity and capital resource requirements. Weather conditions, commodity price fluctuations and unanticipated expenses, including unplanned plant outages and storms, could affect the timing and level of internally generated funds.

Ultimate cash flows from operations are subject to a number of factors, including, but not limited to, regulatory constraints, economic trends and market volatility (see Item 1A. “Risk Factors” for details).

Duke Energy’s projected capital and investment expenditures for the next three fiscal years are included in the table below.

(in millions)
	2012	2013	2014
U.S. Franchised Electric and Gas	$3,400	$3,200	$3,525
Commercial Power, International Energy and Other	900	350	325

Total committed expenditures	4,300	3,550	3,850
Discretionary expenditures	200	400	650

Total projected capital and investment expenditures	$4,500	$3,950	$4,500

Duke Energy continues to focus on reducing risk and positioning its business for future success and will invest principally in its strongest business sectors. Based on this goal, the majority of Duke Energy’s total projected capital expenditures are allocated to the U.S. Franchised Electric and Gas segment. The table below includes the components of projected capital expenditures for U.S. Franchised Electric and Gas for the next three fiscal years.

	2012	2013	2014
System growth	30%	21%	26%
Maintenance and upgrades of existing facilities	55%	54%	47%
Nuclear fuel	9%	12%	11%
Environmental	6%	13%	16%

Total projected U.S. Franchised Electric and Gas capital expenditures	100%	100%	100%

PART II

With respect to the 2012 capital expenditure plan, Duke Energy has flexibility within its $4.5 billion budget to defer or eliminate certain spending should economic or financing conditions deteriorate. Of the $4.5 billion budget, $1.6 billion relates to projects for which management has committed capital, including, but not limited to, the continued construction of Cliffside Unit 6, the Edwardsport IGCC plant and the Dan River combined cycle gas-fired facilities, and management intends to spend those capital dollars in 2012 irrespective of broader economic factors. $2.7 billion of projected 2012 capital expenditures are expected to be used primarily for overall system maintenance and upgrades, customer connections, compliance with new environmental requirements and corporate capital expenditures. Although these expenditures are ultimately necessary to ensure overall system maintenance and reliability, the timing of the expenditures may be influenced by broad economic conditions and customer growth, thus management has more flexibility in terms of when these dollars are actually spent. The remaining planned 2012 capital expenditures of $0.2 billion are of a discretionary nature and relate to growth opportunities in which Duke Energy may invest, provided there are opportunities that meet return expectations.

As a result of Duke Energy’s significant commitment to modernize its generating fleet through the construction of new units, the ability to cost effectively manage the construction phase of current and future projects is critical to ensuring full and timely recovery of costs of construction. Should Duke Energy encounter significant cost overruns above amounts approved by the various state commissions, and those amounts are disallowed for recovery in rates, or if construction cost of renewable generation exceed amounts provided through power sales agreements, future cash flows and results of operations could be adversely impacted.

Many of Duke Energy’s current capital expenditure projects, including system modernization and renewable investments, qualify for bonus depreciation. Duke Energy estimates that over time it could generate cumulative cash benefits of approximately $2.3 billion for projects expected to be placed in service by the end of 2012. Even though bonus depreciation related to Duke Energy’s regulated projects reduces rate base eligible for inclusion in future rates, the cash benefits will decrease Duke Energy’s need for financings over time and help to mitigate future customer rate increases.

Duke Energy’s capitalization is balanced between debt and equity as shown in the table below.

	Projected 2012	2011	2010
Equity	52%	52%	55%
Debt	48%	48%	45%

Duke Energy’s fixed charges coverage ratio, calculated using SEC guidelines, was 3.2 times for 2011, 3.0 times for 2010, and 3.0 times for 2009.

In 2012, Duke Energy currently anticipates issuing additional net debt of $400 million, primarily for the purpose of funding capital expenditures. Due to the flexibility in the timing of projected 2012 capital expenditures, the timing and amount of debt issuances throughout 2012 could be influenced by changes in capital spending.

In November 2011, Duke Energy entered into a new $6 billion, five-year master credit facility with $4.0 billion available at closing and the remaining $2.0 billion available following successful completion of the proposed merger with Progress Energy, Inc. This facility is not restricted upon general market conditions. Additionally, Duke Energy has access to $0.2 billion in a credit facility from smaller regional banks. At December 31, 2011, Duke Energy has available borrowing capacity of $3.3 billion under these facilities. Management currently believes that amounts available under its revolving credit facilities are accessible should there be a need to generate additional short-term financing in 2012. Management expects that cash flows from operations and issuances of debt will be sufficient to cover the 2012 funding requirements related to capital and investments expenditures, dividend payments and debt maturities. See “Credit Facilities” section below for additional information regarding Duke Energy’s credit facilities.

Duke Energy monitors compliance with all debt covenants and restrictions and does not currently believe it will be in violation or breach of its significant debt covenants during 2012. However, circumstances could arise that may alter that view. If and when management had a belief that such potential breach could exist, appropriate action would be taken to mitigate any such issue. Duke Energy also maintains an active dialogue with the credit rating agencies.

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

Cash Flow Information

The following table summarizes Duke Energy’s cash flows for the three most recently completed fiscal years:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Cash flows provided by (used in):
Operating activities	$3,672	$4,511	$3,463
Investing activities	(4,434)	(4,423)	(4,492)
Financing activities	1,202	40	1,585

Net increase in cash and cash equivalents	440	128	556
Cash and cash equivalents at beginning of period	1,670	1,542	986

Cash and cash equivalents at end of year	$2,110	$1,670	$1,542

Operating Cash Flows. The following table summarizes key components of Duke Energy’s operating cash flows for the three most recently completed fiscal years:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Net income	$1,714	$1,323	$1,085
Non-cash adjustments to net income	2,628	2,972	3,041
Contributions to qualified pension plans	(200)	(400)	(800)
Working capital	(470)	616	137

Net cash provided by operating activities	$3,672	$4,511	$3,463

PART II

The decrease in cash provided by operating activities in 2011 as compared to 2010 was driven primarily by:

•

Changes in traditional working capital amounts principally due to a increase in coal inventory, resulting mainly from milder weather and changes in the timing of payment of accounts payable and accrued liabilities, partially offset by;

•	A $200 million decrease in contributions to company sponsored pension plans due to prior year pre-funding of contributions resulting from favorable borrowing conditions.

The increase in cash provided by operating activities in 2010 as compared to 2009 was driven primarily by:

•	An increase in net income adjusted for non-cash and non-operating items in 2010 as compared to 2009,

•	A $400 million decrease in contributions to company sponsored pension plans due to higher prior year contributions due to unfavorable equity market conditions, and

•

Changes in traditional working capital amounts principally due to a decrease in coal inventory mainly due to extreme weather conditions, partially offset by a net decrease in cash from taxes of $480 million.

Investing Cash Flows The following table summarizes key components of Duke Energy’s investing cash flows for the three most recently completed fiscal years:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Capital, investment and acquisition expenditures	$(4,464)	$(4,855)	$(4,557)
Available for sale securities, net	(131)	95	(25)
Proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable	118	406	70
Other investing items	43	(69)	20

Net cash used in investing activities	$(4,434)	$(4,423)	$(4,492)

The primary use of cash related to investing activities is capital, investment and acquisition expenditures, detailed by reportable business segment in the following table.

	Years Ended December 31,
	2011	2010	2009
	(in millions)
U.S. Franchised Electric and Gas	$3,717	$3,891	$3,560
Commercial Power	492	525	688
International Energy	114	181	128
Other	141	258	181

Total consolidated	$4,464	$4,855	$4,557

The increase in cash used in investing activities in 2011 as compared to 2010 is primarily due to the following:

•

A $290 million decrease in proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable as result of prior year cash received from the sale of a 50% interest in DukeNet and the sale of Duke Energy’s 30% interest in Q-Comm, partially offset by the 2011 sale of Windstream stock received in conjunction with the Q-Comm sale in December 2010 and

•	A $230 million increase in purchases of available-for-sale securities, net of proceeds, due to the investment of excess cash held in foreign jurisdictions.

These increases in cash used were partially offset by the following:

•	A $390 million decrease in capital, investment and acquisition expenditures primarily due to construction of the Edwardsport IGCC plant and Cliffside Unit 6 nearing completion.

Cash used in investing activities in 2010 were consistent as compared to 2009. However significant offsetting changes were:

•

A $300 million increase in proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable as result of cash received from the sale of a 50% interest in DukeNet and the sale of Duke Energy’s 30% interest in Q-Comm, net of

•	A $300 million increase in capital, investment and acquisition expenditures primarily due to Duke Energy’s ongoing infrastructure modernization program.

Financing Cash Flows The following table summarizes key components of Duke Energy’s financing cash flows for the three most recently completed fiscal years:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Issuance of common stock related to employee benefit plans	$67	$302	$519
Issuance of long-term debt, net	2,292	1,091	2,876
Notes payable and commercial power	208	(55)	(548)
Dividends paid	(1,329)	(1,284)	(1,222)
Other financing items	(36)	(14)	(40)

Net cash provided by investing activities	$1,202	$40	$1,585

The increase in net cash provided by financing activities in 2011 as compared to 2010 was due primarily to the following:

•	A $1,200 million net increase in long-term debt primarily due to financings associated with the ongoing fleet modernization program and

PART II

•	A $260 million increase in proceeds from net issuances of notes payable and commercial paper, primarily due to PremierNotes and commercial paper issuances.

These increases in cash provided were partially offset by:

•

A $240 million decrease in proceeds from the issuances of common stock primarily related to the Dividend Reinvestment Plan (DRIP) and other internal plans, due to the discontinuance of new share issuances in the first quarter of 2011 and

•

A $50 million increase in dividends paid in 2011 due to an increase in dividends per share from $0.245 to $0.25 in the third quarter of 2011. The total annual dividend per share was $0.99 in 2011 compared to $0.97 in 2010.

The decrease in net cash provided by financing activities in 2010 as compared to 2009 was due primarily to the following:

•	A $1,785 million net decrease in long-term debt primarily due to advanced funding of capital expenditures in 2009 as a result of favorable borrowing conditions,

•	A $200 million decrease in proceeds from the issuances of common stock primarily related to the DRIP and other internal plans primarily due to the timing of new share issuances, and

•

A $60 million increase in dividends paid in 2010 due to an increase in dividends per share from $0.24 to $0.245 in the third quarter of 2010. The total annual dividend per share was $0.97 in 2010 compared to $0.94 in 2009.

These decreases in cash provided were partially offset by:

•	A $490 million increase due to the repayment of outstanding commercial paper in 2009.

Significant Notes Payable and Long-Term Debt Activities—2011.

In December 2011, Duke Energy Carolinas issued $1 billion principal amount of first mortgage bonds, of which $350 million carry a fixed interest rate of 1.75% and mature December 15, 2016 and $650 million carry a fixed interest rate of 4.25% and mature December 15, 2041. Proceeds from the issuances were used to repay $750 million 6.25% senior unsecured notes which matured January 15, 2012, with the remainder to fund capital expenditures and for general corporate purposes.

In November 2011, Duke Energy issued $500 million of senior notes, which carry a fixed interest rate of 2.15% and mature November 15, 2016. Proceeds from the issuance will be used to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In the third quarter of 2011, Duke Energy issued an additional $450 million in Commercial Paper. Proceeds from this issuance were used for general corporate purposes. In the fourth quarter of 2011, Duke Energy repaid $375 million of Commercial Paper with the proceeds from debt issuances discussed below.

In August 2011, Duke Energy issued $500 million principal amount of senior notes, which carry a fixed interest rate of 3.55% and mature September 15, 2021. Proceeds from the issuance were used to repay a portion of Duke Energy’s commercial paper, as discussed above, as it matures, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In May 2011, Duke Energy Carolinas issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 3.90% and mature June 15, 2021. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes.

Significant Notes Payable and Long-Term Debt Activities—2010.

In December 2010, Top of the World Wind Energy, LLC, a subsidiary of Duke Energy Generation Services, Inc. (DEGS), an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $193 million principal amount maturing in December 2028. The collateral for this loan is substantially all of the assets of Top of the World Windpower LLC. The initial interest rate on the notes is the six month adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of 3.465% plus the applicable margin, which was 2.375% as of December 31, 2011. Proceeds from the issuance will be used to help fund the existing wind portfolio.

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

In September 2010, Duke Energy Indiana refunded $70 million of tax-exempt auction rate bonds through the issuance of $70 million principal amount of tax-exempt term bonds, of which $60 million carry a fixed interest rate of 3.375% and mature March 1, 2019, and $10 million carry a fixed interest rate of 3.75% and mature April 1, 2022. In connection with the conversion, the tax-exempt bonds were secured by a series of Duke Energy Indiana’s first mortgage bonds.

In July 2010, Duke Energy Indiana issued $500 million principal amount of 3.75% first mortgage bonds due July 15, 2020. Proceeds from the issuance were used to repay $123 million of borrowings under the Master Credit Facility, to fund Duke Energy Indiana’s ongoing capital expenditures and for general corporate purposes.

In July 2010, International Energy issued $281 million principal amount in Brazil, which carries an interest rate of 8.59% plus IGP-M (Brazil’s monthly inflation index) non-convertible debentures due July 2015. Proceeds of the issuance were used to refinance Brazil debt related to DEIGP and for future debt maturities in Brazil.

In June 2010, Duke Energy Carolinas issued $450 million principal amount of 4.30% first mortgage bonds due June 15, 2020. Proceeds from the issuance were used to fund Duke Energy Carolinas’ ongoing capital expenditures and for general corporate purposes.

In May 2010, Green Frontier Wind Power, LLC, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million principal amount maturing in 2025. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. The initial interest rate on the notes is the six month adjusted LIBOR plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of approximately 3.4% plus the applicable margin, which was 2.5% as of December 30, 2011. Proceeds from the issuance were used to help fund the existing wind portfolio.

In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

Significant Notes Payable and Long-Term Debt Activities—2009.

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

PART II

In November 2009, Duke Energy Carolinas issued $750 million principal amount of first mortgage bonds, which carry a fixed interest rate of 5.30% and mature February 15, 2040. Proceeds from this issuance were used to fund capital expenditures and general corporate purposes, including the repayment at maturity of $500 million of senior notes and first mortgage bonds in the first half of 2010.

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

PART II

Credit Facilities

Master Credit Facility Summary as of December 31, 2011 (in millions)(a)(b)

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,250	$1,250	$800	$700	$4,000
Less:
Notes Payable and Commercial Paper(d)	(75)	(300)	—	(150)	(525)
Outstanding Letters of Credit	(51)	(7)	(27)	—	(85)
Tax-Exempt Bonds	—	(95)	(84)	(81)	(260)

Available Capacity	$1,124	$848	$689	$469	$3,130

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sublimit of each borrower at December 31, 2011. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolina’s and Duke Energy Indiana’s Consolidated Balance Sheets. Duke Energy issued an additional $75 million of Commercial Paper in 2011. The balance is classified as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.

In November 2011, Duke Energy entered into a new $6 billion, five-year master credit facility, with $4 billion available at closing and the remaining $2 billion available following successful completion of the proposed merger with Progress Energy. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table above for the borrowing sublimits for each of the borrowers as of December 31, 2011. The amount available under the master credit facility has been reduced, as indicated in the table above, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds.

In April 2010, Duke Energy and Duke Energy Carolinas entered into a $200 million four-year unsecured revolving credit facility, which expires in April 2014. Duke Energy and Duke Energy Carolinas are Co-Borrowers under this facility, with Duke Energy having a borrowing sub limit of $100 million and Duke Energy Carolinas having no borrowing sub limit. Upon closing of the facility, Duke Energy made an initial borrowing of $75 million for general corporate purposes, which is classified as Long-term debt on the Consolidate Balance Sheets.

In September 2008, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $330 million three-year letter of credit agreement with a syndicate of banks, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit up to $279 million and $51 million, respectively, on their behalf to support various series of variable rate demand bonds issued or to be issued on behalf of either Duke Energy Indiana or Duke Energy Kentucky. This credit facility may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky. In September 2010, the letter of credit agreement was amended to reduce the size to $327 million and extend the maturity date to September 2012. In September 2011, the maturity date for the agreement was extended to December 2012 and in December 2011, the maturity date was extended to March 2013 and the facility size was reduced to $208 million. The facility was subsequently terminated in February 2012.

In January 2012, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $156 million two-year bilateral letter of credit agreement, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit up to $129 million and $27 million, respectively, on their behalf to support various series of variable-rate demand bonds. In addition, Duke Energy Indiana entered into a $78 million two-year bilateral letter of credit facility. These credit facilities may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky. In February 2012, letters of credit were issued corresponding to the amount of the facilities to support various series of tax-exempt bonds at Duke Energy Indiana and Duke Energy Kentucky.

Duke Energy’s debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2011, Duke Energy was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or to the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the debt or credit agreements contain material adverse change clauses.

PART II

Credit Ratings. Duke Energy and certain subsidiaries each hold credit ratings by Standard & Poor’s (S&P) and Moody’s Investors Service (Moody’s). Duke Energy’s corporate credit rating and issuer credit rating from S&P and Moody’s, respectively, as of February 1, 2012 is A- and Baa2, respectively. The following table summarizes the February 1, 2012 unsecured credit ratings from the rating agencies retained by Duke Energy and its principal funding subsidiaries.

Senior Unsecured Credit Ratings Summary as of February 1, 2012

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

Credit-Related Clauses. Duke Energy may be required to repay certain debt should the credit ratings at Duke Energy Carolinas fall to a certain level at S&P or Moody’s. As of December 31, 2011, Duke Energy had $2 million of senior unsecured notes which mature serially through 2012 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB- at S&P or Baa3 at Moody’s, and $12 million of senior unsecured notes which mature serially through 2016 that may be required to be repaid if Duke Energy Carolinas’ senior unsecured debt ratings fall below BBB at S&P or Baa2 at Moody’s.

Other Financing Matters.

At December 31, 2011, Duke Energy Carolinas had $400 million principal amount of 5.625% senior unsecured notes due November 2012 classified as Current maturities of long-term debt on Duke Energy Carolinas’ Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Carolinas’ Consolidated Balance Sheets. Duke Energy Carolinas currently anticipates satisfying this obligation with proceeds from additional borrowings.

At December 31, 2011, Duke Energy Carolinas had $750 million principal amount of 6.25% senior unsecured notes due January 2012 classified as Current maturities of long-term debt on Duke Energy Carolinas’ Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Carolinas’ Consolidated Balance Sheets. As noted above, in January 2012, Duke Energy Carolinas satisfied this obligation with proceeds from borrowings under the December 31, 2011 debt issuance.

At December 31, 2011, Duke Energy Ohio had $500 million principal amount of 5.70% debentures due September 2012 classified as Current maturities of long-term debt on Duke Energy Ohio’s Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Ohio’s Consolidated Balance Sheets. Duke Energy Ohio currently anticipates satisfying this obligation with proceeds from additional borrowings.

In April 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of December 31, 2011, is $79 million. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable on Duke Energy’s Consolidated Balance Sheets.

In September 2010, Duke Energy filed a Form S-3 with the SEC. Under this Form S-3, which is uncapped, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana may issue debt and other securities in the future at amounts, prices and with terms to be determined at the time of future offerings. The registration statement also allows for the issuance of common stock by Duke Energy.

Duke Energy has paid quarterly cash dividends for 86 consecutive years and expects to continue its policy of paying regular cash dividends in the future. There is no assurance as to the amount of future dividends because they depend on future earnings, capital requirements, financial condition and are subject to the discretion of the Board of Directors.

Dividend and Other Funding Restrictions of Duke Energy Subsidiaries. As discussed in Note 4 to the Consolidated Financial Statements “Regulatory Matters”, Duke Energy’s wholly-owned public utility operating companies have restrictions on the amount of funds that can be transferred to Duke Energy via dividend, advance or loan as a result of conditions imposed by various regulators in conjunction with Duke Energy’s merger with Cinergy. Additionally, certain other Duke Energy subsidiaries have other restrictions, such as minimum working capital and tangible net worth requirements pursuant to debt and other agreements that limit the amount of funds that can be transferred to Duke Energy. At December 31, 2011, the amount of restricted net assets of wholly-owned subsidiaries of Duke Energy that may not be distributed to Duke Energy in the form of a loan or dividend is $8.6 billion. However, Duke Energy does not have any legal or other restrictions on paying common stock dividends to shareholders out of its consolidated Retained Earnings account. Although these restrictions cap the amount of funding the various operating subsidiaries can provide to Duke Energy, management does not believe these restrictions will have any significant impact on Duke Energy’s ability to access cash to meet its payment of dividends on common stock and other future funding obligations.

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

PART II

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

PART II

CONTRACTUAL OBLIGATIONS

Duke Energy enters into contracts that require payment of cash at certain specified periods, based on certain specified minimum quantities and prices. The following table summarizes Duke Energy’s contractual cash obligations for each of the periods presented.

Contractual Obligations as of December 31, 2011

	Payments Due By Period
	Total	Less than 1 year (2012)	2-3 Years (2013 & 2014)	4-5 Years (2015 & 2016)	More than 5 Years (2017 & Thereafter)
	(in millions)
Long-term debt(a)	$32,144	$2,853	$5,040	$4,244	$20,007
Capital leases(b)	670	60	90	81	439
Operating leases(b)	481	81	125	73	202
Purchase Obligations:(h)
Firm capacity and transportation payments(c)	274	76	107	26	65
Commodity contracts(d)	12,900	3,873	4,730	2,285	2,012
Other purchase, maintenance and service obligations(e)	3,250	2,042	876	64	268
Other funding obligations(f)	480	48	96	96	240

Total contractual cash obligations(g)	$50,199	$9,033	$11,064	$6,869	$23,233

(a)	See Note 6 to the Consolidated Financial Statements, “Debt and Credit Facilities.” Amount includes interest payments over the life of the debt. Interest payments on variable rate debt instruments were calculated using interest rates derived from the interpolation of the forecast interest rate curve. In addition, a spread was placed on top of the interest rates to aid in capturing the volatility inherent in projecting future interest rates.
(b)	See Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.” Amounts in the table above include the interest component of capital leases based on the interest rates explicitly stated in the lease agreements.
(c)	Includes firm capacity payments that provide Duke Energy with uninterrupted firm access to electricity transmission capacity, and natural gas transportation contracts.
(d)	Includes contractual obligations to purchase physical quantities of electricity, coal, nuclear fuel and limestone. Also, includes contracts that Duke Energy has designated as hedges, undesignated contracts and contracts that qualify as normal purchase/normal sale (NPNS). For contracts where the price paid is based on an index, the amount is based on forward market prices at December 31, 2011. For certain of these amounts, Duke Energy may settle on a net cash basis since Duke Energy has entered into payment netting agreements with counterparties that permit Duke Energy to offset receivables and payables with such counterparties.
(e)	Includes contracts for software, telephone, data and consulting or advisory services. Amount also includes contractual obligations for engineering, procurement and construction costs for new generation plants and nuclear plant refurbishments, environmental projects on fossil facilities, major maintenance of certain non-regulated plants, maintenance and day to day contract work at certain wind facilities and commitments to buy wind and combustion turbines (CT). Amount excludes certain open purchase orders for services that are provided on demand, for which the timing of the purchase cannot be determined.
(f)	Relates to future annual funding obligations to the nuclear decommissioning trust fund (NDTF) (see Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations”).
(g)	The table above excludes certain obligations discussed herein related to amounts recorded within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets due to the uncertainty of the timing and amount of future cash flows necessary to settle these obligations. The amount of cash flows to be paid to settle the asset retirement obligations is not known with certainty as Duke Energy may use internal resources or external resources to perform retirement activities. As a result, cash obligations for asset retirement activities are excluded from the table above. However, the vast majority of asset retirement obligations will be settled beyond 2014. Asset retirement obligations recognized on the Consolidated Balance Sheets total $1,936 million and the fair value of the NDTF, which will be used to help fund these obligations, is $2,060 million at December 31, 2011. The table above excludes reserves for litigation, environmental remediation, asbestos-related injuries and damages claims and self-insurance claims (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”) because Duke Energy is uncertain as to the timing of when cash payments will be required. Additionally, the table above excludes annual insurance premiums that are necessary to operate the business, including nuclear insurance (see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies”), funding of pension and other post-retirement benefit plans (see Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans”) and regulatory liabilities (see Note 4 to the Consolidated Financial Statements, “Regulatory Matters”) because the amount and timing of the cash payments are uncertain. Also excluded are Deferred Income Taxes and Investment Tax Credits recorded on the Consolidated Balance Sheets since cash payments for income taxes are determined based primarily on taxable income for each discrete fiscal year. Additionally, amounts related to uncertain tax positions are excluded from the table above due to uncertainty of timing of future payments.
(h)	Current liabilities, except for current maturities of long-term debt, and purchase obligations reflected in the Consolidated Balance Sheets, have been excluded from the above table.

PART II

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Risk Management Policies

The Duke Energy Registrants are exposed to market risks associated with commodity prices, credit exposure, interest rates, equity prices and foreign currency exchange rates. Management has established comprehensive risk management policies to monitor and manage these market risks. Duke Energy’s Chief Executive Officer and Chief Financial Officer are responsible for the overall approval of market risk management policies and the delegation of approval and authorization levels. The Finance and Risk Management Committee of the Board of Directors receives periodic updates from the Chief Risk Officer and other members of management on market risk positions, corporate exposures, credit exposures and overall risk management activities. The Chief Risk Officer is responsible for the overall governance of managing credit risk and commodity price risk, including monitoring exposure limits.

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market fluctuations in the prices of electricity, coal, natural gas and other energy-related products marketed and purchased as a result of its ownership of energy related assets. The Duke Energy Registrants’ exposure to these fluctuations is limited by the cost-based regulation of its U.S. Franchised Electric and Gas operations as these regulated operations are typically allowed to recover certain of these costs through various cost-recovery clauses, including fuel clauses. While there may be a delay in timing between when these costs are incurred and when these costs are recovered through rates, changes from year to year generally do not have a material impact on operating results of these regulated operations.

Price risk represents the potential risk of loss from adverse changes in the market price of electricity or other energy commodities. The Duke Energy Registrants’ exposure to commodity price risk is influenced by a number of factors, including contract size, length, market liquidity, location and unique or specific contract terms. The Duke Energy Registrants employ established policies and procedures to manage the risks associated with these market fluctuations, which may include using various commodity derivatives, such as swaps, futures, forwards and options. For additional information, see Note 14 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities.”

Validation of a contract’s fair value is performed by an internal group separate from the Duke Energy Registrants’ deal origination areas. While the Duke Energy Registrants use common industry practices to develop their valuation techniques, changes in their pricing methodologies or the underlying assumptions could result in significantly different fair values and income recognition.

Hedging Strategies. The Duke Energy Registrants closely monitor the risks associated with commodity price changes on their future operations and, where appropriate, use various commodity instruments such as electricity, coal and natural gas forward contracts to mitigate the effect of such fluctuations on operations, in addition to optimizing the value of the non-regulated generation portfolio. Duke Energy’s primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to the prices of power and fuel.

The majority of derivatives used to manage the Duke Energy Registrants commodity price exposure are either not designated as a hedge or do not qualify for hedge accounting. These instruments are referred to as undesignated contracts. Mark-to-market changes for undesignated contracts entered into by regulated businesses are reflected as a regulatory asset or liability on the Consolidated Balance Sheets. Undesignated contracts entered into by unregulated businesses are marked-to-market each period, with changes in the fair value of the derivative instruments reflected in earnings.

Certain derivatives used to manage the Duke Energy Registrants’ commodity price exposure are accounted for as either cash flow hedges or fair value hedges. To the extent that instruments accounted for as hedges are effective in offsetting the transaction being hedged, there is no impact to the Consolidated Statements of Operations until after delivery or settlement occurs. Accordingly, assumptions and valuation techniques for these contracts have no impact on reported earnings prior to settlement. Several factors influence the effectiveness of a hedge contract, including the use of contracts with different commodities or unmatched terms and counterparty credit risk. Hedge effectiveness is monitored regularly and measured at least quarterly.

In addition to the hedge contracts described above and recorded on the Consolidated Balance Sheets, the Duke Energy Registrants enter into other contracts that qualify for the NPNS exception. When a contract meets the criteria to qualify as an NPNS, U.S. Franchised Electric and Gas and Commercial Power apply such exception. Income recognition and realization related to NPNS contracts generally coincide with the physical delivery of power. For contracts qualifying for the NPNS exception, no recognition of the contract’s fair value in the Consolidated Financial Statements is required until settlement of the contract as long as the transaction remains probable of occurring.

Generation Portfolio Risks. The Duke Energy Registrants are primarily exposed to market price fluctuations of wholesale power, natural gas, and coal prices in the U.S. Franchised Electric and Gas and Commercial Power segments. The Duke Energy Registrants optimize the value of their wholesale and non-regulated generation portfolios. The portfolios include generation assets (power and capacity), fuel, and emission allowances. Modeled forecasts of future generation output, fuel requirements, and emission allowance requirements are based on forward power, fuel and emission allowance markets. The component pieces of the portfolio are bought and sold based on models and forecasts of generation in order to manage the economic value of the portfolio in accordance with the strategies of the business units. For Duke Energy Carolinas and Duke Energy Indiana, as well as the Kentucky regulated generation owned by Duke Energy Ohio, the generation portfolio not utilized to serve retail operations or committed load is subject to commodity price fluctuations, although the impact on the Consolidated Statements of Operations is partially offset by mechanisms in these regulated jurisdictions that result in the sharing of net profits from these activities with retail customers. Duke Energy Ohio is subject to wholesale commodity price risks for its non-regulated coal-fired and gas-fired generation portfolio. The non-regulated generation portfolio dispatches all of their electricity into unregulated markets and receives wholesale energy margins and capacity revenues from PJM. Duke Energy Ohio has fully hedged its forecasted coal-fired generation for 2012. Capacity revenues are 100% contracted in PJM through May 2015. International Energy generally hedges its expected generation using long-term bilateral power sales contracts when favorable market conditions exist and it is subject to wholesale commodity price risks for electricity not sold under such contracts. International Energy dispatches electricity not sold under long-term bilateral contracts into unregulated markets and receives wholesale energy margins and capacity revenues from national system operators. Derivative contracts executed to manage generation portfolio risks for delivery periods beyond 2012 are also exposed to changes in fair value due to market price fluctuations of wholesale power and coal. See “Sensitivity Analysis for Generation Portfolio and Derivative Price Risks” below, for more information regarding the effect of changes in commodity prices on the Duke Energy Registrants’ net income.

Other Commodity Risks. At December 31, 2011, pre-tax income in 2012 was not expected to be materially impacted for exposures to other commodities’ price changes.

Sensitivity Analysis for Generation Portfolio and Derivative Price Risks

The table below summarizes the estimated effect of commodity price changes on the Duke Energy Registrants’ pre-tax net income, based on a sensitivity analysis performed as of December 31, 2011 and December 31, 2010 for Duke Energy and Duke Energy Ohio. Duke Energy Carolinas’ and Duke Energy Indiana’s forecasted exposure to commodity price risk is not anticipated to have a material adverse

PART II

effect on its consolidated results of operations in 2012, based on a sensitivity analysis performed as of December 31, 2011. The sensitivity analysis performed as of December 31, 2010, related to forecasted exposure to commodity price risk during 2011 also indicated that commodity price risk would not have a material adverse effect on Duke Energy Carolinas’ and Duke Energy Indiana’s consolidated results of operations during 2011 and the impacts of changing commodity prices in its consolidated results of operations for 2011 was insignificant. The following commodity price sensitivity calculations consider existing hedge positions and estimated production levels, as indicated in the table below, but do not consider other potential effects that might result from such changes in commodity prices.

Summary of Sensitivity Analysis for Generation Portfolio and Derivative Price Risks

($ in millions)

Potential effect on pre-tax net income assuming a 10% price change in:	Generation Portfolio Risks for 2012(a)		Sensitivities for derivatives beyond 2012(b)
	As of December 31,		As of December 31,
	2011	2010	2011	2010
Duke Energy:
Forward wholesale power prices (per MWh)	$71	$20	$24	$20
Forward coal prices (per ton)	2	2	—	—
Gas prices (per MMBtu)	42	17	—	—
Duke Energy Ohio:
Forward wholesale power prices (per MWh)	$69	$19	$24	$20
Forward coal prices (per ton)	2	2	—	—
Gas prices (per MMBtu)	42	17	—	—

(a)	Amounts related to forward wholesale prices represent the potential impact of commodity price changes on forecasted economic generation which has not been contracted or hedged. Amounts related to forward coal prices and forward gas prices represent the potential impact of commodity price changes on fuel needed to achieve such economic generation. Amounts exclude the impact of mark-to-market changes on undesignated contracts relating to periods in excess of one year from the respective date.
(b)	Amounts represent sensitivities related to derivative contracts executed to manage generation portfolio risks for periods beyond 2012. Amounts exclude the potential impact of commodity price changes on forecasted economic generation and fuel needed to achieve such forecasted generation.

Credit Risk

Credit risk represents the loss that the Duke Energy Registrants would incur if a counterparty fails to perform under its contractual obligations. To reduce credit exposure, the Duke Energy Registrants seek to enter into netting agreements with counterparties that permit them to offset receivables and payables with such counterparties. The Duke Energy Registrants attempt to further reduce credit risk with certain counterparties by entering into agreements that enable obtaining collateral or terminating or resetting the terms of transactions after specified time periods or upon the occurrence of credit-related events. The Duke Energy Registrants may, at times, use credit derivatives or other structures and techniques to provide for third-party credit enhancement of their counterparties’ obligations. The Duke Energy Registrants also obtain cash or letters of credit from customers to provide credit support outside of collateral agreements, where appropriate, based on a financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction. See Note 14 to the Consolidated Financial Statements, “Risk Management, Derivative Instruments and Hedging Activities,” for additional information regarding credit risk related to derivative instruments.

The Duke Energy Registrants’ industry has historically operated under negotiated credit lines for physical delivery contracts. The Duke Energy Registrants frequently use master collateral agreements to mitigate certain credit exposures. The collateral agreements provide for a counterparty to post cash or letters of credit to the exposed party for exposure in excess of an established threshold. The threshold amount represents a negotiated unsecured credit limit for each party to the agreement, determined in accordance with the Duke Energy Registrants’ internal corporate credit practices and standards. Collateral agreements generally also provide that the inability to post collateral is sufficient cause to terminate contracts and liquidate all positions.

The Duke Energy Registrants’ principal customers for its electric and gas businesses are commodity clearinghouses, regional transmission organizations, industrial end-users, marketers, distribution companies, municipalities, electric cooperatives and utilities located throughout the U.S. and Latin America. The Duke Energy Registrants have concentrations of receivables from such entities throughout these regions. These concentrations of customers may affect the Duke Energy Registrants’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Duke Energy Registrants analyze the counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis.

Duke Energy has a third-party insurance policy to cover certain losses related to Duke Energy Carolinas’ asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy during the second quarter of 2008. Future payments up to the policy limit will be reimbursed by Duke Energy’s third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $968 million in excess of the self insured retention. Insurance recoveries of $813 million and $850 million related to this policy are classified in the Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2011 and 2010, respectively. Duke Energy is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

The Duke Energy Registrants also have credit risk exposure through issuance of performance guarantees, letters of credit and surety bonds on behalf of less than wholly-owned entities and third parties. Where the Duke Energy Registrants have issued these guarantees, it is possible that the Duke Energy Registrants could be required to perform under these guarantee obligations in the event the obligor under the guarantee fails to perform. Where the Duke Energy Registrants have issued guarantees related to assets or operations that have been disposed of via sale, they attempt to secure indemnification from the buyer against all future performance obligations under the guarantees. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further information on guarantees issued by Duke Energy or its subsidiaries.

The Duke Energy Registrants are also subject to credit risk of their vendors and suppliers in the form of performance risk on contracts including, but not limited to, outsourcing arrangements, major construction projects and commodity purchases. The Duke Energy Registrants’ credit exposure to such vendors and suppliers may take the form of increased costs or project delays in the event of non-performance.

PART II

Based on the Duke Energy Registrants’ policies for managing credit risk, their exposures and their credit and other reserves, the Duke Energy Registrants do not currently anticipate a materially adverse effect on their consolidated financial position or results of operations as a result of non-performance by any counterparty.

Retail. Credit risk associated with the Duke Energy Registrants’ service to residential, commercial and industrial customers is generally limited to outstanding accounts receivable. The Duke Energy Registrants mitigate this credit risk by requiring customers to provide a cash deposit or letter of credit until a satisfactory payment history is established, at which time the deposit is typically refunded. Charge-offs for retail customers have historically been insignificant to the operations of the Duke Energy Registrants and are typically recovered through the retail rates. Management continually monitors customer charge-offs and payment patterns to ensure the adequacy of bad debt reserves. Duke Energy Ohio and Duke Energy Indiana sell certain of their accounts receivable and related collections through CRC, a Duke Energy consolidated variable interest entity. Losses on collection are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana. See Note 17 to the Consolidated Financial Statements, “Variable Interest Entities.”

Wholesale Sales. To reduce credit exposure related to wholesale sales, the Duke Energy Registrants seeks to enter into netting agreements with counterparties that permit the Duke Energy Registrants to offset receivables and payables with such counterparties. The Duke Energy Registrants attempt to further reduce credit risk with certain counterparties by entering into agreements that enable the Duke Energy Registrants to obtain collateral or to terminate or reset the terms of transactions after specified time periods or upon the occurrence of credit-related events.

European Exposures. Duke Energy owns a 25% ownership interest in Attiki, a natural gas distributor located in Athens, Greece. The carrying value of Duke Energy’s investment in Attiki was $64 million at December 31, 2011, and is recorded in Other within Investments and other assets in the Consolidated Balance Sheets. Duke Energy also has a $64 million debt obligation associated with its investment in Attiki. Duke Energy has an agreement to sell its ownership interest in Attiki. If all conditions of this agreement are met, Duke Energy expects the transaction to close in March 2012. At December 31, 2011, Duke Energy held $285 million of money market funds and short term investments in investment-grade debt securities of issued by financial and nonfinancial institutions that are domiciled in Europe or have exposures to European sovereign debt. This amount is recorded at fair value and included in Cash and cash equivalents and Short-term investment in the Consolidated Balance Sheets. A disorderly default by the Greek government or withdrawal of Greece from the euro zone and financial stress in other European countries could require Duke Energy to recognize an impairment of some or all of these securities.

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

The table below summarizes the potential effect of interest rate changes on the Duke Energy Registrants’ pre-tax net income, based on a sensitivity analysis performed as of December 31, 2011 and December 31, 2010.

Summary of Sensitivity Analysis for Interest Rate Risks

($ in millions)

Potential Increase (+) or Decrease (-) in Interest Expense (a):	Assuming market interest rates average 1% higher (+) or lower (-) in 2012 than in 2011	Assuming market interest rates average 1% higher (+) or lower (-) in 2011 than in 2010
	As of December 31,	As of December 31,
	2011	2010
Duke Energy	+/- $4	+/- $8
Duke Energy Carolinas	+/- $5	+/- $2
Duke Energy Ohio	+/- $4	+/- $1
Duke Energy Indiana	+/- $9	+/- $5

(a)	Amounts presented net of offsetting impacts in interest income.

These amounts were estimated by considering the impact of the hypothetical interest rates on variable-rate securities outstanding, adjusted for interest rate hedges, short-term and long-term investments, cash and cash equivalents outstanding as of December 31, 2011 and 2010. The change in interest rate sensitivity for the Duke Energy Registrants’ is primarily due to changes in short-term debt balances and cash balances. If interest rates changed significantly, management would likely take actions to manage its exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the Duke Energy Registrants’ financial structure.

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

Pension Plan Assets. Duke Energy maintains investments to help fund the costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans. These investments are exposed to price fluctuations in equity markets and changes in interest rates. The equity securities held in Duke Energy’s pension plans are diversified to achieve broad market participation and reduce the impact of any single investment, sector or geographic region. Duke Energy has established asset allocation targets for its pension plan

PART II

holdings, which take into consideration the investment objectives and the risk profile with respect to the trust in which the assets are held. These target allocations are presented in the table below.

Target Asset allocation for Pension Plan Assets

Asset	Target Allocation %
Equity Securities	56%
Debt Securities	32%
Other	12%

A significant decline in the value of plan asset holdings could require Duke Energy to increase its funding of the pension plan in future periods, which could adversely affect cash flows in those periods. Additionally, a decline in the fair value of plan assets, absent additional cash contributions to the plan, could increase the amount of pension cost required to be recorded in future periods, which could adversely affect Duke Energy’s results of operations in those periods. The Subsidiary Registrants’ proportionate share of Duke Energy’s costs of providing non-contributory defined benefit retirement and other post-retirement benefit plans are dependent upon a number of factors, such as the rates of return on plan assets, discount rate, the rate of increase in health care costs and contributions made to the plans. During 2011, Duke Energy contributed $200 million to its qualified pension plan of which $33 million was funded by Duke Energy Carolinas, $48 million was funded by Duke Energy Ohio and $52 million was funded by Duke Energy Indiana. Duke Energy intends to contribute $200 million to its qualified pension plan in 2012. See Note 21 to the Consolidated Financial Statements, “Employee Benefit Plans,” for additional information on pension plan assets.

NDTF. As required by the NRC and the NCUC, Duke Energy Carolinas maintains trust funds to fund the costs of nuclear decommissioning (see Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations”). As of December 31, 2011, these funds were invested primarily in domestic and international equity securities, debt securities, fixed-income securities, cash and cash equivalents and short-term investments. Per the NRC and the NCUC requirements, these funds may be used only for activities related to nuclear decommissioning. The investments in equity securities are exposed to price fluctuations in equity markets. Accounting for nuclear decommissioning recognizes that costs are recovered through Duke Energy Carolinas’ rates; therefore, fluctuations in equity prices do not affect Duke Energy Carolinas’ Consolidated Statements of Operations as changes in the fair value of these investments are deferred as regulatory assets or regulatory liabilities pursuant to an Order by the NCUC. Earnings or losses of the fund will ultimately impact the amount of costs recovered through Duke Energy Carolinas’ rates. See Note 9 to the Consolidated Financial Statements, “Asset Retirement Obligations” for additional information regarding nuclear decommissioning costs. See Note 16 to the Consolidated Financial Statements, “Investments in Debt and Equity Securities” for additional information regarding NTDF assets.

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

In 2011, Duke Energy’s primary foreign currency rate exposure was to the Brazilian Real. The table below summarizes the potential effect of foreign currency devaluations on Duke Energy’s Consolidated Statement of Operations and Consolidated Balance Sheets, based on a sensitivity analysis performed as of December 31, 2011 and December 31, 2010.

Summary of Sensitivity Analysis for Foreign Currency Risks

($ in millions)

	Assuming 10% devaluation in the currency exchange rates in all exposure currencies
	As of December 31,	As of December 31,
	2011	2010
Income Statement Impact(a)	$(20)	$(20)
Balance Sheet Impact(b)	$(160)	$(180)

(a)	Amounts represent the potential annual net pre-tax loss on the translation of local currency earnings to the Consolidated Statement of Operations in 2012 and 2011, respectively.
(b)	Amounts represent the potential impact to the currency translation through the cumulative translation adjustment in Accumulated Other Comprehensive Income (AOCI) on the Consolidated Balance Sheets.

Other Issues

General. The Duke Energy Registrants’ fixed charges coverage ratios, as calculated using SEC guidelines, are included in the table below.

	Years Ended December 31,
	2011	2010		2009
Duke Energy	3.2	3.0		3.0
Duke Energy Carolinas	3.7	3.6		3.5
Duke Energy Ohio	3.4		(a)		(a)
Duke Energy Indiana	2.2	3.6		2.9

PART II

(a)	Duke Energy Ohio’s earnings were insufficient to cover fixed charges by $317 million in 2010 and $244 million in 2009 due primarily to non-cash goodwill and other asset impairment charges of $677 million in 2010 and $727 million in 2009, respectively.

Global Climate Change and Other EPA Regulations Under Development.

The EPA publishes an inventory of man-made U.S. greenhouse gas (GHG) emissions annually. In 2009, the most recent year reported, carbon dioxide (CO2), a byproduct of all sources of combustion, accounted for approximately 83% of total U.S. GHG emissions. The Duke Energy Registrants’ GHG emissions consist primarily of CO2 and most come from its fleet of coal-fired power plants in the U.S. In 2011, the Duke Energy Registrants’ U.S. power plants emitted approximately 91 million tons of CO2. The CO2 emissions from Duke Energy’s international electric operations were approximately 2.3 million tons. The Duke Energy Registrants’ future CO2 emissions will be influenced by variables including new regulations, economic conditions that affect electricity demand, and the Duke Energy Registrants’ decisions regarding generation technologies deployed to meet customer electricity needs.

The Duke Energy Registrants believe it is highly unlikely that legislation mandating reductions in GHG emissions will be passed by the 112th Congress which ends at the end of 2012. Beyond 2012 the prospects for enactment of any federal legislation mandating reductions in GHG emissions is highly uncertain. Given the high degree of uncertainty surrounding potential future mandatory federal GHG emission reduction l legislation, management cannot predict if or when such legislation might be enacted, what the requirements of any potential legislation might be, or the potential impact it might have on the Duke Energy Registrants. Among the outcomes of the 17th Conference of the Parties of the United Nations Framework Convention on Climate Change was a decision by the participating countries to adopt a universal legal agreement no later than 2015 to be put into place by 2020. The conference, which was held in Durban, South Africa, again revealed significant differences of opinion amongst nations, particularly between developed and developing economies, but there was agreement to continue the search for common ground. The non-binding pledge to reach agreement by 2015 was reached only after delegates agreed to extend the conference an extra day. The international climate change negotiating process is highly uncertain and management cannot predict what the outcome might be or the potential impact it might have on the Duke Energy Registrants.

On December 7, 2009, the EPA finalized an Endangerment Finding for greenhouse gases under the Clean Air Act (CAA). The Endangerment Finding did not impose any regulatory requirements on the electric utility industry, but it was a necessary prerequisite for the EPA to be able to finalize several subsequent GHG rules. A subsequent EPA regulation of GHGs from mobile sources issued in 2010 resulted in GHGs being pollutants subject to regulation under the CAA, thereby subjecting newly constructed and modified stationary sources to the CAA’s Prevention of Significant Deterioration (PSD) permitting program for increases in GHGs. Without any changes, the CAA requirements would have subjected tens of thousands of additional stationary sources of GHG emissions to PSD permitting requirements. To avoid this result, the EPA issued the Tailoring Rule on June 3, 2010. Under the Tailoring Rule, new major stationary sources of GHGs and existing major stationary sources of GHGs that undertake a modification that will result in a net GHG emissions increase of at least 75,000 tons per year are subject to GHG permitting requirements under the PSD permitting program. All of the Duke Energy Registrants’ existing coal-fired generating units and several of its natural gas-fired generating units are major sources of GHG emissions. The PSD permitting program requires sources that trigger PSD permitting requirements for GHGs to perform a Best Available Control Technology (BACT) analysis for GHG emissions to determine what, if any, actions must be taken at the source to limit its GHG emissions. In each of the states in which the Duke Energy Registrants operates major stationary sources of GHG emissions, the state is the permitting authority for the PSD program. This means that the states will ultimately determine the BACT requirements that will apply in the event a Duke Energy Registrant triggers PSD permitting requirements for GHG emissions at any of its new or existing facilities.

Greenhouse gas PSD permitting requirements and the application of BACT to limit GHG emissions do not apply to any existing source that does not undertake a modification resulting in a net GHG emissions increase of at least 75,000 tons per year. While the Duke Energy Registrants do not anticipate taking actions that would trigger the PSD permitting requirements for GHGs at any of its existing generating facilities or facilities currently under construction, if it were to do so, management does not believe that it would have a material impact on the Duke Energy Registrants’ future results of operations.

Numerous entities have filed petitions with the D.C. Circuit Court of Appeals for review of EPA’s Endangerment Finding and Tailoring Rule. Management cannot predict the outcome of the litigation. Oral arguments in the case are scheduled for February 28 and 29, 2012. A decision in the case is likely in the second or third quarter of 2012. On March 2, 2011, the EPA entered into a settlement agreement requiring it to propose by July 26, 2011, (this date was later revised to September 30, 2011) and finalize by May 26, 2012, a rule to establish GHG emission standards (New Source Performance Standards, or NSPS) for new fossil-fueled electric generating units and existing fossil-fueled electric generating units that undertake a major modification. The settlement agreement also required the EPA to issue on the same schedule emission guidelines for states for their use in developing plans for reducing GHG emissions at existing fossil-fueled electric generating units that do not undertake a major modification. Recent developments indicate that the EPA will first propose a NSPS rule that covers new and possibly modified sources, in early 2012. Under the NSPS program, the rule takes effect upon proposal. There is no indication when the EPA might issue proposed emission guidelines for existing sources. The outcome of these pending EPA regulatory actions is uncertain and management cannot determine at this time if they will have a material impact on the Duke Energy Registrants’ future results of operations or cash flows.

The Duke Energy Registrants do not anticipate any of the states in which it currently operates fossil-fueled electric generating units to take action absent a federal requirement to mandate reductions in GHG emissions from these facilities.

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

The Duke Energy Registrants recognize that certain groups associate severe weather events with climate change, and forecast the possibility that these weather events could have a material impact on future results of operations should they occur more frequently and with greater severity. However, the uncertain nature of potential changes of extreme weather events (such as increased frequency, duration, and severity), the long period of time over which any potential changes might take place, and the inability to predict these with any degree of accuracy, make estimating any potential future financial risk to the Duke Energy Registrants’ operations that may result from the physical risks of potential changes in the frequency and/or severity of extreme weather events, whatever the cause or causes might be, impossible. Currently, the Duke Energy Registrants plan and prepare for extreme weather events that it experiences from time to time, such as ice storms, tornados, hurricanes, severe thunderstorms, high winds and droughts. The Duke Energy Registrants’ past experiences preparing for and responding to the impacts of these types of weather-related events would reasonably be expected to help management plan and prepare for future severe weather events to reduce, but not eliminate, the operational, economic and financial impacts of such events. For example, the Duke Energy Registrants routinely take steps to reduce the potential impact of severe weather events on its electric distribution systems. The Duke Energy Registrants’ electric generating facilities are designed to withstand extreme weather events without significant damage. The Duke Energy Registrants maintain an inventory of coal and oil on site to mitigate the effects of any potential short-term disruption in its fuel supply so it can continue to provide its customers with an uninterrupted supply of electricity. The Duke Energy

PART II

Registrants have a program in place to effectively manage the impact of future droughts on its operations. The Duke Energy Registrants do not currently operate in coastal areas and therefore are not exposed to the effects of potential sea level rise.

Other EPA Regulations Recently Published and Under Development. The EPA has issued and is in various stages of developing several non-greenhouse gas (non-GHG) environmental regulations that will affect the Duke Energy Registrants. These include the final Cross-State Air Pollution Rule (CSAPR) and the final Mercury and Air Toxics Standards (MATS, previously referred to as the Utility MACT Rule) for hazardous air pollutants, as well as proposed regulations for cooling water intake structures under the Clean Water Act 316(b) and proposed regulations for coal combustion residuals. As a group, these non-GHG environmental regulations will require the Duke Energy Registrants to install additional environmental controls and accelerate retirement of some coal-fired units. While the ultimate regulatory requirements for the Duke Energy Registrants from the group of EPA regulatory actions will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed to comply with this group of rules could total $4.5 billion to $5 billion over the next 10 years. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with the non-GHG EPA regulations. In addition to the planned retirements associated with new generation the Duke Energy Registrants are constructing, the Duke Energy Registrants are planning to retire additional coal fired generating capacity that is not economic to bring into compliance with the EPA’s regulations. Beyond 2011, total planned and additional retirements could exceed 3,300 MW of coal-fired generating capacity (with 1,667 MW required by the end of 2020 per the Cliffside Settlement Agreement as discussed in Note 5 to the Consolidated Financial Statement, “Commitments and Contingencies”). Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred and MW to be retired may be materially different from these estimates based on the timing and requirements of the final EPA regulations.

For additional information on other issues related to the Duke Energy Registrants, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

New Accounting Standards

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of December 31, 2011:

ASC 820—Fair Value Measurements and Disclosures. In May 2011, the FASB amended existing requirements for measuring fair value and for disclosing information about fair value measurements. This revised guidance results in a consistent definition of fair value, as well as common requirements for measurement and disclosure of fair value information between U.S. GAAP and International Financial Reporting Standards (IFRS). In addition, the amendments set forth enhanced disclosure requirements with respect to recurring Level 3 measurements, nonfinancial assets measured or disclosed at fair value, transfers between levels in the fair value hierarchy, and assets and liabilities disclosed but not recorded at fair value. For the Duke Energy Registrants, the revised fair value measurement guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2012. Duke Energy is currently evaluating the potential impact of the adoption of this revised guidance and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows, or financial position.

ASC 220—Comprehensive Income. In June 2011, the FASB amended the existing requirements for presenting comprehensive income in financial statements primarily to increase the prominence of items reported in other comprehensive income (OCI) and to facilitate the convergence of U.S. GAAP and IFRS. Specifically, the revised guidance eliminates the option currently provided under existing requirements to present components of OCI as part of the statement of changes in stockholders’ equity. Accordingly, all non-owner changes in stockholders’ equity will be required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. For the Duke Energy Registrants, this revised guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2012. Early adoption of this revised guidance is permitted. Duke Energy is currently evaluating the revised requirements for presenting comprehensive income in its financial statements and is unable to estimate at this time the impact of adoption of this revised guidance on its consolidated results of operations.

ASC 210—Balance Sheet. In December 2011, the FASB issued revised accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. GAAP and IFRS. The revised disclosure guidance affects all companies that have financial instruments and derivative instruments that are either offset in the balance sheet (i.e., presented on a net basis) or subject to an enforceable master netting and/or similar arrangement. In addition, the revised guidance requires that certain enhanced quantitative and qualitative disclosures be made with respect to a company’s netting arrangements and/or rights of setoff associated with its financial instruments and/or derivative instruments. For the Duke Energy Registrants, the revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. Duke Energy is currently evaluating the potential impact of the adoption of this revised guidance and is unable to estimate at this time the impact of adoption on its consolidated results of financial position.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

See “Management’s Discussion and Analysis of Results of Operations and Financial Condition, Quantitative and Qualitative Disclosures About Market Risk.”

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Duke Energy Corporation

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Corporation and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedules listed in the Index at Item 15. We also have audited the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report On Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2012

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

	Years Ended December 31,
	2011	2010	2009
Operating Revenues
Regulated electric	$10,589	$10,723	$10,033
Non-regulated electric, natural gas, and other	3,383	2,930	2,050
Regulated natural gas	557	619	648

Total operating revenues	14,529	14,272	12,731

Operating Expenses
Fuel used in electric generation and purchased power—regulated	3,309	3,345	3,246
Fuel used in electric generation and purchased power—non-regulated	1,488	1,199	765
Cost of natural gas and coal sold	348	381	433
Operation, maintenance and other	3,770	3,825	3,313
Depreciation and amortization	1,806	1,786	1,656
Property and other taxes	704	702	685
Goodwill and other impairment charges	335	726	420

Total operating expenses	11,760	11,964	10,518

Gains on Sales of Other Assets and Other, net	8	153	36

Operating Income	2,777	2,461	2,249

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	160	116	70
Gains (losses) on sales of unconsolidated affiliates	11	103	(21)
Other income and expenses, net	376	370	284

Total other income and expenses	547	589	333

Interest Expense	859	840	751

Income From Continuing Operations Before Income Taxes	2,465	2,210	1,831
Income Tax Expense from Continuing Operations	752	890	758

Income From Continuing Operations	1,713	1,320	1,073
Income From Discontinued Operations, net of tax	1	3	12

Net Income	1,714	1,323	1,085
Less: Net Income Attributable to Noncontrolling Interests	8	3	10

Net Income Attributable to Duke Energy Corporation	$1,706	$1,320	$1,075

Earnings Per Share—Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$1.28	$1.00	$0.82
Diluted	$1.28	$1.00	$0.82
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—	$0.01
Diluted	$—	$—	$0.01
Net income attributable to Duke Energy Corporation common shareholders
Basic	$1.28	$1.00	$0.83
Diluted	$1.28	$1.00	$0.83
Dividends declared per share	$0.99	$0.97	$0.94
Weighted-average shares outstanding
Basic	1,332	1,318	1,293
Diluted	1,333	1,319	1,294

See Notes to Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$2,110	$1,670
Short-term investments	190	—
Receivables (net of allowance for doubtful accounts of $35 at December 31, 2011 and $34 at December 31, 2010)	784	764
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $40 at December 31, 2011 and $34 at December 31, 2010)	1,157	1,302
Inventory	1,588	1,318
Other	1,051	1,169

Total current assets	6,880	6,223

Investments and Other Assets
Investments in equity method unconsolidated affiliates	460	444
Nuclear decommissioning trust funds	2,060	2,014
Goodwill	3,849	3,858
Intangibles, net	363	467
Notes receivable	62	42
Restricted other assets of variable interest entities	135	139
Other	2,231	2,291

Total investments and other assets	9,160	9,255

Property, Plant and Equipment
Cost	60,537	57,597
Cost, variable interest entities	913	942
Less accumulated depreciation and amortization	18,789	18,195

Net property, plant and equipment	42,661	40,344

Regulatory Assets and Deferred Debits
Regulatory assets	3,672	3,135
Other	153	133

Total regulatory assets and deferred debits	3,825	3,268

Total Assets	$62,526	$59,090

See Notes to Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions, except per-share amounts)

	December 31,
	2011	2010
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,433	$1,387
Notes payable and commercial paper	154	—
Non-recourse notes payable of variable interest entities	273	216
Taxes accrued	431	412
Interest accrued	252	237
Current maturities of long-term debt	1,894	275
Other	1,091	1,370

Total current liabilities	5,528	3,897

Long-term Debt	17,730	16,959

Non-recourse Long-term Debt of Variable Interest Entities	949	976

Deferred Credits and Other Liabilities
Deferred income taxes	7,581	6,978
Investment tax credits	384	359
Accrued pension and other post-retirement benefit costs	856	944
Asset retirement obligations	1,936	1,816
Regulatory liabilities	2,919	2,876
Other	1,778	1,632

Total deferred credits and other liabilities	15,454	14,605

Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,336 million and 1,329 million shares outstanding at December 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	21,132	21,023
Retained earnings	1,873	1,496
Accumulated other comprehensive (loss) income	(234)	2

Total Duke Energy Corporation shareholders’ equity	22,772	22,522
Noncontrolling interests	93	131

Total equity	22,865	22,653

Total Liabilities and Equity	$62,526	$59,090

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,714	$1,323	$1,085
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	2,026	1,994	1,846
Equity component of AFUDC	(260)	(234)	(153)
Gains on sales of other assets	(19)	(268)	(44)
Impairment of goodwill and other long-lived assets	335	738	449
Deferred income taxes	602	741	941
Equity in earnings of unconsolidated affiliates	(160)	(116)	(70)
Contributions to qualified pension plans	(200)	(400)	(800)
Accrued pension and other post-retirement benefit costs	104	117	72
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(48)	15	4
Receivables	2	19	(38)
Inventory	(247)	198	(298)
Other current assets	185	227	277
Increase (decrease) in
Accounts payable	41	167	(80)
Taxes accrued	27	30	52
Other current liabilities	(254)	43	70
Other assets	12	157	144
Other liabilities	(188)	(240)	6

Net cash provided by operating activities	3,672	4,511	3,463

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(4,363)	(4,803)	(4,296)
Investment expenditures	(50)	(52)	(137)
Acquisitions	(51)	—	(124)
Purchases of available-for-sale securities	(3,194)	(2,166)	(3,013)
Proceeds from sales and maturities of available-for-sale securities	3,063	2,261	2,988
Net proceeds from the sales of equity investments and other assets, and sales of and collections on notes receivable	118	406	70
Purchases of emission allowances	(9)	(14)	(93)
Sales of emission allowances	9	24	67
Change in restricted cash	22	(75)	58
Other	21	(4)	(12)

Net cash used in investing activities	(4,434)	(4,423)	(4,492)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,570	2,738	4,409
Issuance of common stock related to employee benefit plans	67	302	519
Payments for the redemption of long-term debt	(278)	(1,647)	(1,533)
Notes payable and commercial paper	208	(55)	(548)
Distributions to noncontrolling interests	(26)	(10)	(37)
Dividends paid	(1,329)	(1,284)	(1,222)
Other	(10)	(4)	(3)

Net cash provided by financing activities	1,202	40	1,585

Net increase in cash and cash equivalents	440	128	556
Cash and cash equivalents at beginning of period	1,670	1,542	986

Cash and cash equivalents at end of period	$2,110	$1,670	$1,542

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$813	$795	$689
Cash paid (refunded) for income taxes	$26	$64	$(419)
Significant non-cash transactions:
Accrued capital expenditures	$409	$361	$428
Debt associated with the consolidation of variable interest entities	$—	$342	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONSOLIDATED STATEMENTS OF EQUITY AND COMPREHENSIVE INCOME

(In millions)

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2008	1,272	$1	$20,106	$1,607	$(306)	$(41)	$(28)	$(351)	$20,988	$163	$21,151

Net income				1,075					1,075	10	1,085
Other Comprehensive income (loss)
Foreign currency translation adjustments	—	—	—	—	323	—	—	—	323	18	341
Net unrealized gain on cash flow hedges(a)	—	—	—	—	—	1	—	—	1	—	1
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	18	—	—	18	—	18
Pension and OPEB related adjustments to AOCI(g)	—	—	—	—	—	—	—	36	36	—	36
Net actuarial loss(c)	—	—	—	—	—	—	—	(21)	(21)	—	(21)
Unrealized loss on investments in auction rate securities(d)	—	—	—	—	—	—	(6)	—	(6)	—	(6)
Reclassification of gains on investments in available-for-sale securities into earnings(e)	—	—	—	—	—	—	(5)	—	(5)	—	(5)
Unrealized gain on investments in available-for-sale securities(f)	—	—	—	—	—	—	8	—	8	—	8

Total comprehensive income									1,429	28	1,457
Common stock issuances, including dividend reinvestment and employee benefits	37	—	546	—	—	—	—	—	546	—	546
Purchases and other changes in noncontrolling interest in subsidiaries(h)	—	—	14	—	—	—	—	—	14	(55)	(41)
Common stock dividends	—	—	—	(1,222)	—	—	—	—	(1,222)	—	(1,222)
Other	—	—	(5)	—	—	—	—	—	(5)	—	(5)

Balance at December 31, 2009	1,309	$1	$20,661	$1,460	$17	$(22)	$(31)	$(336)	$21,750	$136	$21,886

Net income	—	—	—	1,320	—	—	—	—	1,320	3	1,323
Other comprehensive income									—		—
Foreign currency translation adjustments	—	—	—	—	80	—	—	—	80	(1)	79
Pension and OPEB related adjustments to AOCI(g)	—	—	—	—	—	—	—	276	276	—	276
Net unrealized gain on cash flow hedges(a)	—	—	—	—	—	1	—	—	1	—	1
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	3	—	—	3	—	3
Unrealized gain on investments in auction rate securities(d)	—	—	—	—	—		14	—	14	—	14

Total comprehensive income									1,694	2	1,696
Common stock issuances, including dividend reinvestment and employee benefits	20	—	362	—	—	—	—	—	362	—	362
Common stock dividends	—	—	—	(1,284)	—	—	—	—	(1,284)	—	(1,284)
Changes in noncontrolling interest in subsidiaries(h)	—	—	—	—	—	—	—	—	—	(7)	(7)

Balance at December 31, 2010	1,329	$1	$21,023	$1,496	$97	$(18)	$(17)	$(60)	$22,522	$131	$22,653

Net income	—	—	—	1,706	—	—	—	—	1,706	8	1,714
Other comprehensive (loss) income									—		—
Foreign currency translation adjustments	—	—	—	—	(142)	—	—	—	(142)	(7)	(149)
Pension and OPEB related adjustments to AOCI(g)	—	—	—	—	—	—	—	(49)	(49)	—	(49)
Net unrealized loss on cash flow hedges(a)	—	—	—	—	—	(57)	—	—	(57)	—	(57)
Reclassification into earnings from cash flow hedges(b)	—	—	—	—	—	4	—	—	4	—	4
Unrealized gain on investments in auction rate securities(d)	—	—	—	—	—		8		8	—	8
Reclassification of gains on investments in available-for-sale securities into earnings(e)	—	—	—	—	—	—	(4)	—	(4)	—	(4)
Unrealized gain on investments in available-for-sale securities(f)	—	—	—	—	—	—	4	—	4	—	4

Total comprehensive income									1,470	1	1,471
Common stock issuances, including dividend reinvestment and employee benefits	7	—	109	—	—	—	—	—	109	—	109
Common stock dividends	—	—	—	(1,329)	—	—	—	—	(1,329)	—	(1,329)
Changes in noncontrolling interest in subsidiaries(h)	—	—	—	—	—	—	—	—	—	(39)	(39)

Balance at December 31, 2011	1,336	$1	$21,132	$1,873	$(45)	$(71)	$(9)	$(109)	$22,772	$93	$22,865

(a)	Net of $31 tax benefit in 2011, $1 tax expense in 2010, and $1 tax expense in 2009.
(b)	Net of $1 tax expense in 2011, insignificant tax expense in 2010 and $10 tax expense in 2009.
(c)	Net of $12 tax benefit in 2009.
(d)	Net of $4 tax expense in 2011, $8 tax expense in 2010 and $4 tax benefit in 2009.
(e)	Net of $2 tax benefit in 2011 and $2 tax expense in 2009.
(f)	Net of $3 tax expense in 2011 and $4 tax expense in 2009.
(g)	Net of $23 tax benefit in 2011, $150 tax expense in 2010 and $16 tax expense in 2009.
(h)	Includes $26, $10, and $37 in cash distributions to noncontrolling interests in 2011, 2010, and 2009 respectively.

See Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Duke Energy Carolinas, LLC

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Carolinas, LLC and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, member’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Carolinas, LLC and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2012

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
Operating Revenues-Regulated Electric	$6,493	$6,424	$5,495

Operating Expenses
Fuel used in electric generation and purchased power	1,944	1,944	1,597
Operation, maintenance and other	1,904	1,907	1,609
Depreciation and amortization	814	787	692
Property and other taxes	340	348	334
Impairment charges	12	—	—

Total operating expenses	5,014	4,986	4,232

Gains on Sales of Other Assets and Other, net	1	7	24

Operating Income	1,480	1,445	1,287
Other Income and Expenses, net	186	212	122
Interest Expense	360	362	330

Income Before Income Taxes	1,306	1,295	1,079
Income Tax Expense	472	457	377

Net Income	$834	$838	702

See Notes to Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS

(In millions)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$289	$153
Receivables (net of allowance for doubtful accounts of $3 at December 31, 2011 and 2010)	1,187	634
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at December 31, 2011 and 2010)	581	637
Inventory	917	716
Other	278	433

Total current assets	3,252	2,573

Investments and Other Assets
Nuclear decommissioning trust funds	2,060	2,014
Other	968	1,099

Total investments and other assets	3,028	3,113

Property, Plant and Equipment
Cost	33,000	31,191
Less accumulated depreciation and amortization	11,349	11,126

Net property, plant and equipment	21,651	20,065

Regulatory Assets and Deferred Debits
Regulatory assets	1,894	1,576
Other	71	61

Total regulatory assets and deferred debits	1,965	1,637

Total Assets	$29,896	$27,388

See Notes to Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions)

	December 31,
	2011	2010
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$793	$705
Taxes accrued	126	114
Interest accrued	115	109
Current maturities of long-term debt	1,178	8
Other	398	636

Total current liabilities	2,610	1,572

Long-term Debt	7,796	7,462

Non-recourse Long-term Debt of Variable Interest Entities	300	300

Deferred Credits and Other Liabilities
Deferred income taxes	4,555	3,988
Investment tax credits	233	205
Accrued pension and other post-retirement benefits	248	242
Asset retirement obligations	1,846	1,728
Regulatory liabilities	1,928	1,940
Other	926	1,035

Total deferred credits and other liabilities	9,736	9,138

Commitments and Contingencies
Member’s Equity
Member’s Equity	9,473	8,938
Accumulated other comprehensive loss	(19)	(22)

Total member’s equity	9,454	8,916

Total Liabilities and Member’s Equity	$29,896	$27,388

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$834	$838	$702
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,020	984	873
Equity component of AFUDC	(168)	(174)	(125)
Gains on sales of other assets and other, net	(1)	(7)	(24)
Impairment charges	12	—	—
Deferred income taxes	564	456	600
Contributions to qualified pension plans	(33)	(158)	(158)
Accrued pension and other post-retirement benefit costs	32	34	13
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(91)	1	1
Receivables	110	24	235
Inventory	(177)	134	(183)
Other current assets	144	(55)	44
Increase (decrease) in
Accounts payable	81	111	138
Taxes accrued	12	(23)	31
Other current liabilities	(170)	4	42
Other assets	(46)	19	(34)
Other liabilities	(249)	(158)	(230)

Net cash provided by operating activities	1,874	2,030	1,925

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,272)	(2,280)	(2,236)
Purchases of available-for-sale securities	(2,227)	(1,045)	(2,118)
Proceeds from sales and maturities of available-for-sale securities	2,179	1,066	2,094
Sales of emission allowances	2	7	23
Change in restricted cash	2	7	15
Notes due from affiliate	(584)	250	(251)
Other	(15)	(7)	(17)

Net cash used in investing activities	(2,915)	(2,002)	(2,490)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	1,498	692	904
Payments for the redemption of long-term debt	(7)	(607)	(511)
Capital contribution from parent	—	—	250
Distributions to parent	(299)	(350)	—
Other	(15)	(4)	(7)

Net cash provided by (used in) financing activities	1,177	(269)	636

Net increase (decrease) in cash and cash equivalents	136	(241)	71
Cash and cash equivalents at beginning of period	153	394	323

Cash and cash equivalents at end of period	$289	$153	$394

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$337	$342	$312
Cash (refunded) paid for income taxes	$(223)	$69	$(317)

Significant non-cash transactions:
Accrued capital expenditures	$209	$181	$208
Allocation of net pension and other post-retirement assets from parent	$—	$146	$—

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY AND COMPREHENSIVE INCOME

(In millions)

	00000000	00000000	00000000	00000000
			Accumulated Other Comprehensive Income (Loss)
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2008	$7,349	$(27)	$(6)	$7,316

Net income	702	—	—	702
Other Comprehensive income (loss)
Reclassification into earnings from cash flow hedges(a)	—	3	—	3
Unrealized loss on investments in auction rate securities(b)	—	—	(3)	(3)

Total comprehensive income				702
Advance forgiveness from parent	3	—	—	3
Capital contribution from parent	250	—	—	250

Balance at December 31, 2009	$8,304	$(24)	$(9)	$8,271

Net income	838	—	—	838
Other comprehensive income
Reclassification into earnings from cash flow hedges(a)	—	4	—	4
Unrealized gain on investments in auction rate securities(b)	—	—	7	7

Total comprehensive income				849
Allocation of net pension and other post-retirement assets from parent	146	—	—	146
Distributions to parent	(350)	—	—	(350)

Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916

Net income	834	—	—	834
Other comprehensive income				—
Reclassification into earnings from cash flow hedges(a)	—	3	—	3

Total comprehensive income	—	—	—	837
Distributions to parent	(299)	—	—	(299)

Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454

(a)	Net of $2 tax expense in 2011, 2010 and 2009.
(b)	Net of $5 tax expense in 2010 and $3 tax benefit in 2009.

See Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Duke Energy Ohio, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Ohio, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Ohio, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2012

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	0000000000	0000000000	0000000000
	Years Ended December 31,
	2011	2010	2009
Operating Revenues
Regulated electric	$1,518	$1,823	$2,236
Non-regulated electric and other	1,105	885	502
Regulated natural gas	558	621	650

Total operating revenues	3,181	3,329	3,388

Operating Expenses
Fuel used in electric generation and purchased power—regulated	380	490	772
Fuel used in electric generation and purchased power—non-regulated	653	465	274
Cost of natural gas sold	209	269	329
Operation, maintenance and other	885	836	744
Depreciation and amortization	335	400	384
Property and other taxes	260	260	262
Goodwill and other impairment charges	89	837	769

Total operating expenses	2,811	3,557	3,534

Gains on Sales of Other Assets and Other, net	5	3	12

Operating Income (Loss)	375	(225)	(134)
Other Income and Expenses, net	19	25	11
Interest Expense	104	109	117

Income (Loss) Before Income Taxes	290	(309)	(240)
Income Tax Expense	96	132	186

Net Income (Loss)	$194	$(441)	$(426)

See Notes to Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	0000000000	0000000000
	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$99	$228
Receivables (net of allowance for doubtful accounts of $16 at December 31, 2011 and $18 at December 31, 2010)	681	868
Inventory	243	254
Other	220	141

Total current assets	1,243	1,491

Investments and Other Assets
Goodwill	921	921
Intangibles, net	143	248
Other	58	62

Total investments and other assets	1,122	1,231

Property, Plant and Equipment
Cost	10,632	10,259
Less accumulated depreciation and amortization	2,594	2,411

Net property, plant and equipment	8,038	7,848

Regulatory Assets and Deferred Debits
Regulatory assets	520	440
Other	16	14

Total regulatory assets and deferred debits	536	454

Total Assets	$10,939	$11,024

See Notes to Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONSOLIDATED BALANCE SHEETS — (Continued)

(In millions, except share and per-share amounts)

	0000000000	0000000000
	December 31,
	2011	2010
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$402	$431
Taxes accrued	180	153
Interest accrued	23	22
Current maturities of long-term debt	507	7
Other	122	135

Total current liabilities	1,234	748

Long-term Debt	2,048	2,557

Deferred Credits and Other Liabilities
Deferred income taxes	1,853	1,640
Investment tax credits	8	9
Accrued pension and other post-retirement benefit costs	147	187
Asset retirement obligations	27	27
Regulatory liabilities	273	265
Other	182	127

Total deferred credits and other liabilities	2,490	2,255

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at December 31, 2011 and December 31, 2010	762	762
Additional paid-in capital	5,085	5,570
Retained deficit	(652)	(846)
Accumulated other comprehensive loss	(28)	(22)

Total common stockholder’s equity	5,167	5,464

Total Liabilities and Common Stockholder’s Equity	$10,939	$11,024

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$194	$(441)	$(426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	338	403	386
Gains on sales of other assets and other, net	(5)	(3)	(12)
Impairment of goodwill and other long-lived assets	89	837	769
Deferred income taxes	190	17	102
Contributions to qualified pension plans	(48)	(45)	(210)
Accrued pension and other post-retirement benefit costs	14	12	13
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(8)	(18)	35
Receivables	108	(30)	(77)
Inventory	11	15	(16)
Other current assets	(24)	71	69
Increase (decrease) in
Accounts payable	(32)	(21)	8
Taxes accrued	8	25	18
Other current liabilities	(3)	6	(15)
Other assets	(61)	42	25
Other liabilities	47	(15)	24

Net cash provided by operating activities	818	855	693

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(499)	(446)	(433)
Purchases of emission allowances	(6)	(12)	(25)
Sales of emission allowances	7	13	37
Notes due from affiliate	79	(296)	(184)
Change in restricted cash	(26)	—	10
Other	(4)	1	—

Net cash used in investing activities	(449)	(740)	(595)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	34	813
Payments for the redemption of long-term debt	(9)	(36)	(103)
Notes payable and commercial paper	—	(12)	(279)
Notes payable to affiliate	—	—	(63)
Dividends to parent	(485)	—	(360)
Other	(4)	—	(6)

Net cash (used in) provided by financing activities	(498)	(14)	2

Net (decrease) increase in cash and cash equivalents	(129)	101	100
Cash and cash equivalents at beginning of period	228	127	27

Cash and cash equivalents at end of period	$99	$228	$127

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$100	$108	$112
Cash (refunded) paid for income taxes	$(102)	$114	$2

Significant non-cash transactions:
Accrued capital expenditures	$43	$40	$64

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(In millions)

				Accumulated Other Comprehensive (Loss) Income
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Net Gains (Losses) on Cash Flow Hedges	Pension and OPEB Related Adjustments to AOCI	Total
Balance at December 31, 2008	$762	$5,570	$381	$(15)	$(28)	$6,670

Net loss	—	—	(426)	—	—	(426)
Other comprehensive income (loss)
Cash flow hedges(a)	—	—	—	16	—	16
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	(2)	(2)

Total comprehensive loss						(412)

Dividends to Parent	—	—	(360)	—	—	(360)

Balance at December 31, 2009	$762	$5,570	$(405)	$1	$(30)	$5,898

Net loss	—	—	(441)	—	—	(441)
Other comprehensive (loss) income
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	—	(1)
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	8	8

Total comprehensive loss						(434)

Balance at December 31, 2010	$762	$5,570	$(846)	$—	$(22)	$5,464

Net income	—	—	194	—	—	194
Other comprehensive loss
Pension and OPEB related adjustments to AOCI(b)	—	—	—	—	(6)	(6)

Total comprehensive income						188

Dividends to Parent	—	(485)	—	—	—	(485)

Balance at December 31, 2011	$762	$5,085	$(652)	$—	$(28)	$5,167

(a)	Net of $1 tax benefit in 2010 and $8 tax expense in 2009.
(b)	Net of insignificant tax expense in 2011, $4 tax expense in 2010 and $1 tax expense in 2009.

See Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Duke Energy Indiana, Inc.

Charlotte, North Carolina

We have audited the accompanying consolidated balance sheets of Duke Energy Indiana, Inc. and subsidiary (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Duke Energy Indiana, Inc. and subsidiary at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 28, 2012

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In millions)

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
Operating Revenues-Regulated Electric	$2,622	$2,520	$2,353

Operating Expenses
Fuel used in electric generation and purchased power	986	912	877
Operation, maintenance and other	647	611	573
Depreciation and amortization	391	375	403
Property and other taxes	82	70	73
Impairment charges	234	44	—

Total operating expenses	2,340	2,012	1,926

Losses on Sales of Other Assets and Other, net	—	(2)	(4)

Operating Income	282	506	423

Other Income and Expenses, net	97	70	38
Interest Expense	137	135	144

Income Before Income Taxes	242	441	317
Income Tax Expense	74	156	116

Net Income	$168	$285	201

See Notes to Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS

(In millions)

	00000000	00000000
	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$16	$54
Receivables (net of allowance for doubtful accounts of $1 at December 31, 2011 and December 31, 2010)	198	395
Inventory	330	267
Other	135	121

Total current assets	679	837

Investments and Other Assets
Intangibles, net	50	64
Other	113	126

Total investments and other assets	163	190

Property, Plant and Equipment
Cost	11,791	11,213
Less accumulated depreciation and amortization	3,393	3,341

Net property, plant and equipment	8,398	7,872

Regulatory Assets and Deferred Debits
Regulatory assets	798	710
Other	24	22

Total regulatory assets and deferred debits	822	732

Total Assets	$10,062	$9,631

See Notes to Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONSOLIDATED BALANCE SHEETS—(Continued)

(In millions, except share and per-share amounts)

	00000000	00000000
	December 31,
	2011	2010
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$273	$303
Notes payable	300	—
Taxes accrued	74	45
Interest accrued	50	47
Current maturities of long-term debt	6	11
Other	93	110

Total current liabilities	796	516

Long-term Debt	3,453	3,461

Deferred Credits and Other Liabilities
Deferred income taxes	927	973
Investment tax credits	143	145
Accrued pension and other post-retirement benefit costs	161	212
Asset retirement obligations	43	46
Regulatory liabilities	683	651
Other	122	60

Total deferred credits and other liabilities	2,079	2,087

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at December 31, 2011 and December 31, 2010	1	1
Additional paid-in capital	1,358	1,358
Retained earnings	2,368	2,200
Accumulated other comprehensive income	7	8

Total common stockholder’s equity	3,734	3,567

Total Liabilities and Common Stockholder’s Equity	$10,062	$9,631

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	00000000	00000000	00000000
	Years Ended December 31,
	2011	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$168	$285	$201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395	380	407
Equity component of AFUDC	(88)	(56)	(29)
Losses on sales of other assets and other, net	—	2	4
Impairment charges	234	44	—
Deferred income taxes and investment tax credit amortization	(63)	143	109
Contributions to qualified pension plans	(52)	(46)	(140)
Accrued pension and other post-retirement benefit costs	23	23	23
(Increase) decrease in
Receivables	88	(99)	31
Inventory	(64)	46	(96)
Other current assets	13	(14)	50
Increase (decrease) in
Accounts payable	(9)	(21)	(19)
Taxes accrued	29	—	(1)
Other current liabilities	(16)	17	(25)
Other assets	47	4	21
Other liabilities	(72)	(46)	(24)

Net cash provided by operating activities	633	662	512

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,066)	(1,255)	(1,029)
Purchases of available-for-sale securities	(11)	(24)	(73)
Proceeds from sales and maturities of available-for-sale securities	8	25	84
Purchases of emission allowances	(2)	(1)	(68)
Sales of emission allowances	1	3	7
Notes due from affiliate	115	(84)	90
Change in restricted cash	6	(6)	9
Other	(4)	(4)	(12)

Net cash used in investing activities	(953)	(1,346)	(992)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	—	571	949
Payments for the redemption of long-term debt	(14)	(199)	(728)
Notes payable to affiliate	300	—	—
Capital contribution from parent	—	350	140
Other	(4)	(4)	(5)

Net cash provided by financing activities	282	718	356

Net (decrease) increase in cash and cash equivalents	(38)	34	(124)
Cash and cash equivalents at beginning of period	54	20	144

Cash and cash equivalents at end of period	$16	$54	$20

Supplemental Disclosures
Cash paid for interest, net of amount capitalized	$130	$122	$141
Cash paid for income taxes	$90	$31	$—

Significant non-cash transactions:
Accrued capital expenditures	$110	$131	$150

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY AND COMPREHENSIVE INCOME

(In millions)

	00000000	00000000	00000000	00000000	00000000
				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2008	$1	$868	$1,714	$11	$2,594

Net income	—	—	201	—	201
Other comprehensive loss
Cash flow hedges(a)	—	—	—	(1)	(1)

Total comprehensive income					200
Capital contribution from parent	—	140	—	—	140

Balance at December 31, 2009	$1	$1,008	$1,915	$10	$2,934

Net income	—	—	285	—	285
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(2)	(2)

Total comprehensive income					283
Capital contribution from parent	—	350	—	—	350

Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567

Net income	—	—	168	—	168
Other comprehensive loss
Reclassification into earnings from cash flow hedges(a)	—	—	—	(1)	(1)

Total comprehensive income					167

Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734

(a)	Net of $1 tax benefit in 2011, 2010 and 2009.

See Notes to Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements

For the Years Ended December 31, 2011, 2010 and 2009

Index to Combined Notes To Consolidated Financial Statements

The notes to the consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Registrant	Applicable Notes
Duke Energy Corporation	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19, 20, 21, 22, 23, 24

Duke Energy Carolinas, LLC	1, 2, 3, 4, 5, 6, 8, 9, 10, 11, 13, 14, 15, 16, 17, 19, 21, 22, 23, 24

Duke Energy Ohio, Inc.	1, 2, 3, 4, 5, 6, 8, 9, 10, 11, 12, 13, 14, 15, 17, 19, 21, 22, 23, 24

Duke Energy Indiana, Inc.	1, 2, 3, 4, 5, 6, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 19, 21, 22, 23, 24

1. Summary of Significant Accounting Policies

Nature of Operations and Basis of Consolidation. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy), is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its direct and indirect wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through International Energy. When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to the Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself. As discussed further in Note 3, Duke Energy operates three reportable business segments: U.S. Franchised Electric and Gas, Commercial Power and International Energy.

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

Duke Energy Carolinas is an electric utility company that generates, transmits, distributes and sells electricity in North Carolina and South Carolina. Duke Energy Carolinas’ Consolidated Financial Statements reflect its proportionate share of the Catawba Nuclear Station. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC) and the Federal Energy Regulatory Commission (FERC). Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Carolinas’ operations include one reportable business segment, Franchised Electric.

Duke Energy Ohio is an indirect wholly-owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly-owned subsidiary Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois, Indiana and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. References herein to Duke Energy Ohio include Duke Energy Ohio and its subsidiaries. Duke Energy Ohio’s Consolidated Financial Statements reflect its proportionate share of certain generation and transmission facilities in Ohio, Indiana and Kentucky. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC. Duke Energy Ohio applies regulatory accounting treatment to substantially all of the operations in its Franchised Electric and Gas operating segment. Through November 2011, Duke Energy Ohio applied regulatory accounting treatment to certain rate riders associated with retail generation of its Commercial Power operating segment. See Note 3 for information about business segments.

Duke Energy Indiana is an indirect wholly-owned subsidiary of Duke Energy. Duke Energy Indiana is an electric utility that provides service in north central, central, and southern Indiana. Duke Energy Indiana’s Consolidated Financial Statements reflect its proportionate share of certain generation and transmission facilities. Its primary line of business is generation, transmission and distribution of electricity. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. The substantial majority of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Indiana’s operations include one reportable business segment, Franchised Electric.

Use of Estimates. To conform to generally accepted accounting principles (GAAP) in the U.S., management makes estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and Notes. Although these estimates are based on management’s best available information at the time, actual results could differ.

Cost-Based Regulation. The Duke Energy Registrants account for their regulated operations in accordance with applicable regulatory accounting guidance. The economic effects of regulation can result in a regulated company recording assets for costs that have been or are expected to be approved for recovery from customers in a future period or recording liabilities for amounts that are expected to be returned to customers in the rate-setting process in a period different from the period in which the amounts would be recorded by an unregulated enterprise. Accordingly, the Duke Energy Registrants record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. Regulatory assets and liabilities are amortized consistent with the treatment of the related cost in the ratemaking process. Management continually assesses whether regulatory assets are probable of future recovery by considering factors such as applicable regulatory changes, recent rate orders applicable to other regulated entities and the status of any pending or potential deregulation legislation. Additionally, management continually assesses whether any regulatory liabilities have been incurred. Based on this continual assessment, management believes the existing regulatory assets are probable of recovery and that no regulatory liabilities, other than those recorded, have been incurred. These regulatory assets and liabilities are primarily classified in the Consolidated Balance Sheets as Regulatory Assets and Other Current Assets and Regulatory Liabilities and Other Current Liabilities, respectively. The Duke Energy Registrants periodically evaluate the applicability of regulatory accounting treatment by considering factors such as regulatory changes and the impact of competition. If cost-based regulation ends or competition increases, the Duke Energy

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Registrants may have to reduce their asset balances to reflect a market basis less than cost and write-off the associated regulatory assets and liabilities. If it becomes probable that part of the cost of a plant under construction or a recently completed plant will be disallowed for ratemaking purposes and a reasonable estimate of the amount of the disallowance can be made, that amount is recognized as a loss. For further information see Note 4.

In November 2011, in conjunction with the PUCO’s approval of its new ESP, Duke Energy Ohio ceased applying regulatory accounting treatment to generation operations within its Commercial Power segment. As of December 31, 2011, no portion of Duke Energy Ohio’s Commercial Power segment applies regulatory accounting treatment. For additional information regarding Duke Energy Ohio’s ESP see Note 4.

Energy Purchases, Fuel Costs and Fuel Cost Deferrals. The Duke Energy Registrants utilize cost tracking mechanisms (commonly referred to as a fuel adjustment clause) to recover retail, and wholesale in some jurisdictions, portions of fuel and purchased power. The Duke Energy Registrants defer the related costs through Fuel used in electric generation and purchased power – regulated on the Consolidated Statement of Operations, unless a regulatory requirement exists for deferral through Regulated electric revenues.

Fuel expense includes fuel costs or other recoveries that are deferred through fuel clauses established by Duke Energy Carolinas’ regulators. These clauses allow Duke Energy Carolinas to recover fuel costs, fuel-related costs and portions of purchased power costs through surcharges on customer rates. Duke Energy Carolinas records any under-recovery or over-recovery resulting from the differences between estimated and actual costs as a regulatory asset or regulatory liability until it is billed or refunded to its customers, at which point it is adjusted through revenues. As discussed in Note 4, beginning January 1, 2012, Duke Energy Ohio procures energy for its retail customers through a third-party auction, and thus its generation assets are no longer dedicated to retail customers. Purchases of energy through the auction process will be a pass-through of costs for Duke Energy Ohio, with no affect on earnings. Duke Energy Ohio’s generation assets, subsequent to December 31, 2011, will no longer recover its energy purchases and fuel costs from regulated customers.

Duke Energy Indiana utilizes a cost tracking recovery mechanism that recovers retail and a portion of its wholesale fuel costs from customers. Indiana law limits the amount of fuel costs that Duke Energy Indiana can recover to an amount that will not result in earning a return in excess of that allowed by the IURC. The fuel adjustment clause is calculated based on the estimated cost of fuel in the next three-month period, and is trued up after actual costs are known. Duke Energy Indiana records any under-recovery or over-recovery resulting from the differences between estimated and actual costs as a regulatory asset or regulatory liability until it is billed or refunded to its customers, at which point it is adjusted through fuel expense.

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

Restricted Cash. The Duke Energy Registrants have restricted cash related primarily to collateral assets, escrow deposits, and restricted cash of VIEs. Restricted cash balances are reflected within both Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.

	December 31,
	2011	2010
	(in millions)
Duke Energy	$104	$126
Duke Energy Carolinas	—	2
Duke Energy Ohio	30	4
Duke Energy Indiana	—	6

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

Components of Inventory

	December 31, 2011
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Materials and supplies	$873	$505	$150	$134
Coal held for electric generation	712	412	90	196
Natural gas	3	—	3	—

Total Inventory	$1,588	$917	$243	$330

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Materials and supplies	$734	$476	$106	$78
Coal held for electric generation	528	240	92	189
Natural gas	56	—	56	—

Total Inventory	$1,318	$716	$254	$267

Effective November 1, 2011, Duke Energy Ohio executed an agreement with a third party to transfer title of natural gas inventory purchased by Duke Energy Ohio to the third party. Under the agreements, the gas inventory was stored and managed for Duke Energy Ohio and was delivered on demand. As a result of the agreements, the combined natural gas inventory of approximately $50 million being held by a third party as of December 31, 2011, was classified as Other within Current Assets on the Consolidated Balance Sheets.

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

The annual goodwill impairment test has historically required a two step process. However in 2011 Duke Energy and Duke Energy Ohio adopted revised accounting guidance, which allows an entity to first assess qualitative factors to determine whether it is necessary to perform the two step goodwill impairment test. As discussed in “New Accounting Standards” below, Duke Energy and Duke Energy Ohio utilized the qualitative factors for the annual goodwill impairment test in 2011, and concluded that it was more likely than not the fair value of each reporting unit exceeded its carrying value. Thus, the two step goodwill impairment test was not necessary in 2011.

For 2010 and 2009, Duke Energy and Duke Energy Ohio tested goodwill for potential impairment utilizing the two step process. Step one of the impairment test involves comparing the estimated fair values of reporting units with their aggregate carrying values, including goodwill. If the carrying amount of a reporting unit exceeds the reporting unit’s fair value, step two must be performed to determine the amount, if any, of the goodwill impairment loss. If the carrying amount is less than fair value, further testing of goodwill impairment is not performed. For purposes of the step one analyses, determination of a reporting unit’s fair value is typically based on a combination of the income approach, which estimates the fair value of reporting units based on discounted future cash flows, and the market approach, which estimates the fair value of a reporting unit based on market comparables within the utility and energy industries.

Step two of the goodwill impairment test involves comparing the implied fair value of the reporting unit’s goodwill against the carrying value of the goodwill. Under step two, determining the implied fair value of goodwill requires the valuation of a reporting unit’s identifiable tangible and intangible assets and liabilities as if the reporting unit had been acquired in a business combination on the testing date. The difference between the fair value of the entire reporting unit as determined in step one and the net fair value of all identifiable assets and liabilities represents the implied fair value of goodwill. The goodwill impairment charge, if any, would be the difference between the carrying amount of goodwill and the implied fair value of goodwill upon the completion of step two. See Note 12 for further information.

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

See Note 12 for further information.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Property, Plant and Equipment. Property, plant and equipment are stated at the lower of historical cost less accumulated depreciation or fair value, if impaired. The Duke Energy Registrants capitalize all construction-related direct labor and material costs, as well as indirect construction costs. Indirect costs include general engineering, taxes and the cost of funds used during construction (see “Allowance for Funds Used During Construction (AFUDC) and Interest Capitalized,” discussed below). The cost of renewals and betterments that extend the useful life of property, plant and equipment are also capitalized. The cost of repairs, replacements and major maintenance projects, which do not extend the useful life or increase the expected output of the asset, are expensed as incurred. Depreciation is generally computed over the estimated useful life of the asset using the composite straight-line method. For regulated operations, depreciation studies are conducted periodically to update the composite rates and are approved by the various state commissions. The composite weighted-average depreciation rates for each of the Duke Energy Registrants were:

	December 31,
	2011	2010	2009
Duke Energy(a)	3.2%	3.2%	3.3%
Duke Energy Carolinas(a)	2.6%	2.7%	2.0%
Duke Energy Ohio	3.5%	4.1%	3.8%
Duke Energy Indiana	3.4%	3.5%	4.2%

(a)	Excludes nuclear fuel.

When the Duke Energy Registrants retire their regulated property, plant and equipment, it charges the original cost plus the cost of retirement, less salvage value, to accumulated depreciation, consistent with regulated rate making practices, if the retirement is considered a normal retirement. When it (i) sells entire regulated operating units, (ii) retires or sells non-regulated properties, or (iii) retires regulated property, plant and equipment and the retirement is not considered normal, the cost is removed from the property account and the related accumulated depreciation and amortization accounts are reduced. Any gain or loss is recorded in earnings, unless otherwise required by the applicable regulatory body.

See Note 10 for further information on the components and estimated useful lives of Duke Energy’s property, plant and equipment.

Nuclear Fuel. Amortization of nuclear fuel is included within Fuel Used in Electric Generation and Purchased Power-Regulated in the Consolidated Statements of Operations. The amortization is recorded using the units-of-production method.

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

AFUDC equity is recorded in the Consolidated Statements of Operations and is a permanent difference item for income tax purposes (i.e., a permanent difference between financial statement and income tax reporting), thus reducing the Duke Energy Registrants’ effective tax rate during the construction phase in which AFUDC equity is being recorded. The effective tax rate is subsequently increased in future periods when the completed property, plant and equipment is placed in service and depreciation of the AFUDC equity commences. See Note 22 for information related to the impacts of AFUDC equity on the Duke Energy Registrants’ effective tax rate.

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

The present value of the initial obligation and subsequent updates are based on discounted cash flows, which include estimates regarding the timing of future cash flows, the selection of discount rates and cost escalation rates, among other factors. These underlying assumptions and estimates are made as of a point in time and are subject to change. The obligations for nuclear decommissioning are based on site-specific cost studies and assume prompt dismantlement, which reflects dismantling the site after operations are ceased. The nuclear decommissioning asset retirement obligation also assumes Duke Energy Carolinas will store spent fuel on site until such time that it can be transferred to a DOE facility.

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

At December 31, 2011 and 2010, the Duke Energy registrants had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Consolidated Balance Sheets as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Duke Energy	$674	$751
Duke Energy Carolinas	293	322
Duke Energy Ohio(a)	50	54
Duke Energy Indiana	2	12

(a)	Primarily relates to wholesale sales within the Commercial Power segment.

Additionally, Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana sell, on a revolving basis, a portion of their retail and wholesale accounts receivable to CRC. These transfers meet sales/derecognition criteria and therefore, Duke Energy Ohio and Duke Energy Indiana, account for the transfers of receivables to CRC as sales, and accordingly the receivables sold are not reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to CRC at December 31, 2011 and 2010 were as follows:

	December 31, 2011	December 31, 2010
	(in millions)
Duke Energy Ohio	$89	$112
Duke Energy Indiana	115	125

See Note 17 for additional information.

Accounting for Risk Management, Hedging Activities and Financial Instruments. The Duke Energy Registrants may use a number of different derivative and non-derivative instruments in connection with its commodity price, interest rate and foreign currency risk management activities, including swaps, futures, forwards and options. All derivative instruments except for those that qualify for the normal purchase/normal sale (NPNS) exception within the accounting guidance for derivatives are recorded on the Consolidated Balance Sheets at their fair value. The effective portion of the change in the fair value of derivative instruments designated as cash flow hedges is recorded in AOCI. The effective portion of the change in the fair value of a fair value hedge is offset in net income by changes in the hedged item. The Duke Energy Registrants may designate qualifying derivative instruments as either cash flow hedges or fair value hedges, while others either have not been designated as hedges or do not qualify as a hedge (hereinafter referred to as undesignated contracts).

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

Captive Insurance Reserves. Duke Energy has captive insurance subsidiaries which provide coverage, on an indemnity basis, to Duke Energy entities as well as certain third parties, on a limited basis, for various business risks and losses, such as property, business interruption, workers’ compensation and general liability. Liabilities include provisions for estimated losses incurred but not yet reported (IBNR), as well as provisions for known claims which have been estimated on a claims-incurred basis. IBNR reserve estimates involve the use of assumptions and are primarily based upon historical loss experience, industry data and other actuarial assumptions. Reserve estimates are adjusted in future periods as actual losses differ from historical experience.

Duke Energy, through its captive insurance entities, also has reinsurance coverage with third parties, which provides reimbursement for certain losses above a per occurrence and/or aggregate retention. Duke Energy recognizes a reinsurance receivable for recovery of incurred losses under its captive’s reinsurance coverage once realization of the receivable is deemed probable.

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Other Current and Non-Current Liabilities. At December 31, 2011 and 2010, $251 million and $248 million, respectively, of liabilities associated with vacation accrued are included in Other within Current Liabilities in the Consolidated Balance Sheets of Duke Energy. As of December 31, 2010, this balance exceeded 5% of total current liabilities.

At December 31, 2011 and 2010, $92 million and $89 million, respectively, of liabilities associated with vacation accrued were included in Other Current Liabilities in the Consolidated Balance Sheets of Duke Energy Carolinas. At December 31, 2010, this balance exceeded 5% of total current liabilities.

Stock-Based Compensation. Stock-based compensation represents the cost related to stock-based awards granted to employees. Duke Energy recognizes stock-based compensation based upon the estimated fair value of the awards, net of estimated forfeitures. The recognition period for these costs begin at either the applicable service inception date or grant date and continues throughout the requisite service period, or for certain share-based awards until the employee becomes retirement eligible, if earlier. Share-based awards, including stock options, but not performance shares, granted to employees that are already retirement eligible are deemed to have vested immediately upon issuance, and therefore, compensation cost for those awards is recognized by the date such awards are granted. See Note 20 for further information.

Accounting For Purchases and Sales of Emission Allowances. Emission allowances are issued by the Environmental Protection Agency (EPA) at zero cost and permit the holder of the allowance to emit certain gaseous by-products of fossil fuel combustion, including sulfur dioxide (SO2) and nitrogen oxide (NOx). Allowances may also be bought and sold via third party transactions. Allowances allocated to or acquired by the Duke Energy Registrants are held primarily for consumption. The Duke Energy Registrants record emission allowances as Intangible Assets on their Consolidated Balance Sheets at cost and recognize the allowances in earnings as they are consumed or sold. Gains or losses on sales of emission allowances by regulated businesses that do not provide for direct recovery through a cost tracking mechanism and non-regulated businesses are presented in Gains (Losses) on Sales of Other Assets and Other, net, in the accompanying Consolidated Statements of Operations. For regulated businesses that provide for direct recovery of emission allowances, any gain or loss on sales of recoverable emission allowances are included in the rate structure of the regulated entity and are deferred as a regulatory asset or liability. Future rates charged to retail customers are impacted by any gain or loss on sales of recoverable emission allowances. Purchases and sales of emission allowances are presented gross as investing activities on the Consolidated Statements of Cash Flows. See Note 12 for discussion regarding the impairment of the carrying value of certain emission allowances in 2011 and 2010.

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The Duke Energy Registrants record, as it relates to taxes, interest expense as Interest Expense and interest income and penalties in Other Income and Expenses, net, in the Consolidated Statements of Operations.

See Note 22 for further information.

Accounting for Renewable Energy Tax Credits and Grants Under the American Recovery and Reinvestment Act of 2009. In 2009, The American Recovery and Reinvestment Act of 2009 (the Stimulus Bill) was signed into law, which provides tax incentives in the form of ITC or cash grants for renewable energy facilities and renewable generation property either placed in service through specified dates or for which construction has begun prior to specified dates. Under the Stimulus Bill, Duke Energy may elect an ITC, which is determined based on a percentage of the tax basis of the qualified property placed in service, for property placed in service after 2008 and before 2014 (2013 for wind facilities) or a cash grant, which allows entities to elect to receive a cash grant in lieu of the ITC for certain property either placed in service in 2009 or 2010 or for which construction begins in 2009 and 2010. In 2010, the Tax Relief, Unemployment Insurance Reauthorization, and Job Creation Act of 2010 (the 2010 Tax Relief Act) extended the cash grant program for renewable energy property for one additional year, through 2011. When Duke Energy elects either the ITC or cash grant on Commercial Power’s wind facilities that meet the stipulations of the Stimulus Bill, Duke Energy reduces the basis of the property recorded on the Consolidated Balance Sheets by the amount of the ITC or cash grant and, therefore, the ITC or grant benefit is recognized ratably over the life of the associated asset through reduced depreciation expense. Additionally, certain tax credits and government grants received under the Stimulus Bill provide for an incremental initial tax depreciable base in excess of the carrying value for GAAP purposes, creating an initial deferred tax asset equal to the tax effect of one half of the ITC or government grant. Duke Energy records the deferred tax benefit as a reduction to income tax expense in the period that the basis difference is created.

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

	Year Ended December 31,
	2011	2010	2009
	(in millions)
Duke Energy Carolinas	$153	$156	$132
Duke Energy Ohio	109	115	117
Duke Energy Indiana	31	29	27

Total Duke Energy	$293	$300	$276

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

Dividend Restrictions and Unappropriated Retained Earnings. Duke Energy does not have any legal, regulatory or other restrictions on paying common stock dividends to shareholders. However, as further described in Note 4, due to conditions established by regulators at the time of the Duke Energy/Cinergy merger in April 2006, certain wholly-owned subsidiaries, including the Subsidiary Registrants, have restrictions on paying dividends or otherwise advancing funds to Duke Energy. At December 31, 2011 and 2010, an insignificant amount of Duke Energy’s consolidated Retained Earnings balance represents undistributed earnings of equity method investments.

New Accounting Standards. The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2011 and the impact of such adoption, if applicable has been presented in the accompanying Consolidated Financial Statements:

Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605—Revenue Recognition. In October 2009, the FASB issued new revenue recognition accounting guidance in response to practice concerns related to the accounting for revenue arrangements with multiple deliverables. This new accounting guidance primarily applies to all contractual arrangements in which a vendor will perform multiple revenue generating activities and addresses the unit of accounting for arrangements involving multiple deliverables, as well as how arrangement consideration should be allocated to the separate units of accounting. For the Duke Energy Registrants, the new accounting guidance was effective January 1, 2011, and applied on a prospective basis. This new accounting guidance did not have a material impact to the consolidated results of operations, cash flows or financial position of the Duke Energy Registrants.

ASC 805—Business Combinations. In November 2010, the FASB issued new accounting guidance in response to diversity in the interpretation of pro forma information disclosure requirements for business combinations. The new accounting guidance requires an entity to present pro forma financial information as if a business combination occurred at the beginning of the earliest period presented as well as additional disclosures describing the nature and amount of material, nonrecurring pro forma adjustments. This new accounting guidance was effective January 1, 2011, and will be applied to all business combinations consummated after that date.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

ASC 820—Fair Value Measurements and Disclosures. In January 2010, the FASB amended existing fair value measurements and disclosures accounting guidance to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. For the Duke Energy Registrants, certain portions of this revised accounting guidance were effective on January 1, 2010, with additional disclosures effective for periods beginning January 1, 2011. The adoption of this accounting guidance resulted in additional disclosure in the notes to the consolidated financial statements but did not have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. See Note 15 for additional disclosures required by the revised accounting guidance in ASC 820.

ASC 350—Intangibles–Goodwill and Other. In September 2011, the FASB amended existing goodwill impairment testing accounting guidance to provide an entity testing goodwill for impairment with the option of performing a qualitative assessment prior to calculating the fair value of a reporting unit in step one of a goodwill impairment test. Under this revised guidance, a qualitative assessment would require an evaluation of economic, industry, and company-specific considerations. If an entity determines, on a basis of such qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value of a reporting unit, the two-step impairment test, as required under pre-existing applicable accounting guidance, would be required. Otherwise, no further impairment testing would be required. The revised goodwill impairment testing accounting guidance is effective for the Duke Energy Registrants’ annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, with early adoption of this revised guidance permitted for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. Since annual goodwill impairment tests are performed by Duke Energy as of August 31, the Duke Energy Registrants early adopted this revised accounting guidance during the third quarter of 2011 and applied that guidance to their annual goodwill impairment tests for 2011.

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2010 and the impact of such adoption, if applicable has been presented in the accompanying Consolidated Financial Statements:

ASC 860—Transfers and Servicing. In June 2009, the FASB issued revised accounting guidance for transfers and servicing of financial assets and extinguishment of liabilities, to require additional information about transfers of financial assets, including securitization transactions, as well as additional information about an enterprise’s continuing exposure to the risks related to transferred financial assets. This revised accounting guidance eliminated the concept of a Qualifying Special Purpose Entity (QSPE) and required those entities which were not subject to consolidation under previous accounting rules to now be assessed for consolidation. In addition, this accounting guidance clarified and amended the derecognition criteria for transfers of financial assets (including transfers of portions of financial assets) and required additional disclosures about a transferor’s continuing involvement in transferred financial assets. For Duke Energy, this revised accounting guidance was effective prospectively for transfers of financial assets occurring on or after January 1, 2010, and early adoption of this statement was prohibited. Since 2002, Duke Energy Ohio, Duke Energy Indiana, and Duke Energy Kentucky have sold, on a revolving basis, nearly all of their accounts receivable and related collections through CRC, a bankruptcy-remote QSPE. The securitization transaction was structured to meet the criteria for sale accounting treatment, and accordingly, Duke Energy did not consolidate CRC, and the transfers were accounted for as sales. Effective with adoption of this revised accounting guidance and ASC 810-Consolidation (ASC 810), as discussed below, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs was impacted as Duke Energy began consolidating CRC effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation were not impacted by the adoption of ASC 860. See Note 17 for additional information.

ASC 810—Consolidations. In June 2009, the FASB amended existing consolidation accounting guidance to eliminate the exemption from consolidation for QSPEs, and clarified, but did not significantly change, the criteria for determining whether an entity meets the definition of a VIE. This revised accounting guidance also required an enterprise to qualitatively assess the determination of the primary beneficiary of a VIE based on whether that enterprise has both the power to direct the activities that most significantly impact the economic performance of a VIE and the obligation to absorb losses or the right to receive benefits of a VIE that could potentially be significant to a VIE. In addition, this revised accounting guidance modified existing accounting guidance to require an ongoing evaluation of a VIE’s primary beneficiary and amended the types of events that trigger a reassessment of whether an entity is a VIE. Furthermore, this accounting guidance required enterprises to provide additional disclosures about their involvement with VIEs and any significant changes in their risk exposure due to that involvement.

For the Duke Energy Registrants, this accounting guidance was effective beginning on January 1, 2010, and is applicable to all entities in which Duke Energy is involved, including entities previously subject to existing accounting guidance for VIEs, as well as any QSPEs that existed as of the effective date. Effective with adoption of this revised accounting guidance, the accounting treatment and/or financial statement presentation of Duke Energy’s accounts receivable securitization programs were impacted as Duke Energy began consolidating CRC effective January 1, 2010. Duke Energy Ohio’s and Duke Energy Indiana’s sales of accounts receivable and related financial statement presentation were not impacted by the adoption of ASC 810. This revised accounting guidance did not have a significant impact on any of the Duke Energy Registrants’ other interests in VIEs. See Note 17 for additional disclosures required by the revised accounting guidance in ASC 810.

ASC 820—Fair Value Measurements and Disclosures. In January 2010, the FASB amended existing fair value measurements and disclosures accounting guidance to clarify certain existing disclosure requirements and to require a number of additional disclosures, including amounts and reasons for significant transfers between the three levels of the fair value hierarchy, and presentation of certain information in the reconciliation of recurring Level 3 measurements on a gross basis. For the Duke Energy Registrants, certain portions of this revised accounting guidance were effective on January 1, 2010, with additional disclosures effective for periods beginning January 1, 2011. The initial adoption of this accounting guidance resulted in additional disclosure in the notes to the consolidated financial statements but did not have an impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following new accounting standards were adopted by Duke Energy during the year ended December 31, 2009 and the impact of such adoption, if applicable has been presented in the accompanying Consolidated Financial Statements:

ASC 105—Generally Accepted Accounting Principles. In June 2009, the FASB amended ASC 105 for the ASC, which identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP. On the effective date of the changes to ASC 105, which was for financial statements issued for interim and annual periods ending after September 15, 2009, the ASC supersedes all then-existing non-SEC accounting and reporting standards. Under the ASC, all of its content carries the same level of authority and the GAAP hierarchy includes only two levels of GAAP: authoritative and non-authoritative. While the adoption of the ASC did not have an impact on the accounting followed in the Duke Energy Registrants’ consolidated financial statements, the ASC impacted the references to authoritative and non-authoritative accounting literature contained within the Notes.

ASC 805—Business Combinations. In December 2007, the FASB issued revised guidance related to the accounting for business combinations. This revised guidance retained the fundamental requirement that the acquisition method of accounting be used for all business combinations and that an acquirer be identified for each business combination. This statement also established principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling (minority) interests in an acquiree, and any goodwill acquired in a business combination or gain recognized from a bargain purchase. For Duke Energy, this revised guidance is applied prospectively to business combinations for which the acquisition date occurred on or after January 1, 2009. The impact to Duke Energy of applying this revised guidance for periods subsequent to implementation will be dependent upon the nature of any transactions within the scope of ASC 805. The revised guidance of ASC 805 changed the accounting for income taxes related to prior business combinations, such as Duke Energy’s merger with Cinergy. Effective January 1, 2009, the resolution of any tax contingencies relating to Cinergy that existed as of the date of the merger are required to be reflected in the Consolidated Statements of Operations instead of being reflected as an adjustment to the purchase price via an adjustment to goodwill.

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

ASC 815—Derivatives and Hedging. In March 2008, the FASB amended and expanded the disclosure requirements for derivative instruments and hedging activities required under ASC 815. The amendments to ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, volumetric data, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Duke Energy Registrants adopted these disclosure requirements as of January 1, 2009. The adoption of the amendments to ASC 815 did not have any impact on the Duke Energy Registrants’ consolidated results of operations, cash flows or financial position. See Note 14 for the disclosures required under ASC 815.

ASC 715—Compensation—Retirement Benefits. In December 2008, the FASB amended ASC 715 to require more detailed disclosures about employers’ plan assets, concentrations of risk within plan assets, and valuation techniques used to measure the fair value of plan assets. Additionally, companies will be required to disclose their pension assets in a fashion consistent with ASC 820—Fair Value Measurements and Disclosures (i.e., Level 1, 2, and 3 of the fair value hierarchy) along with a roll-forward of the Level 3 values each year. For the Duke Energy Registrants, these amendments to ASC 715 were effective for the Duke Energy Registrants’ Form 10-K for the year ended December 31, 2009. The adoption of these new disclosure requirements did not have any impact on the Duke Energy Registrants’ results of operations, cash flows or financial position. See Note 21 for the disclosures required under ASC 715.

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of December 31, 2011:

ASC 820—Fair Value Measurements and Disclosures. In May 2011, the FASB amended existing requirements for measuring fair value and for disclosing information about fair value measurements. This revised guidance results in a consistent definition of fair value, as well as common requirements for measurement and disclosure of fair value information between U.S. GAAP and International Financial Reporting Standards (IFRS). In addition, the amendments set forth enhanced disclosure requirements with respect to recurring Level 3 measurements, nonfinancial assets measured or disclosed at fair value, transfers between levels in the fair value hierarchy, and assets and liabilities disclosed but not recorded at fair value. For the Duke Energy Registrants, the revised fair value measurement guidance is effective on a prospective basis for interim and annual periods beginning January 1, 2012. Duke Energy is currently evaluating the potential impact of the adoption of this revised guidance and is unable to estimate at this time the impact of adoption on its consolidated results of operations, cash flows, or financial position.

ASC 220—Comprehensive Income. In June 2011, the FASB amended the existing requirements for presenting comprehensive income in financial statements primarily to increase the prominence of items reported in other comprehensive income (OCI) and to facilitate the convergence of U.S. GAAP and IFRS. Specifically, the revised guidance eliminates the option currently provided under existing requirements to present components of OCI as part of the statement of changes in stockholders’ equity. Accordingly, all non-owner changes in stockholders’ equity will be required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. For the Duke Energy Registrants, this revised guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2012. Early adoption of this revised guidance is permitted. Duke Energy is currently evaluating the revised requirements for presenting comprehensive income in its financial statements and is unable to estimate at this time the impact of adoption of this revised guidance on its consolidated results of operations.

ASC 210—Balance Sheet. In December 2011, the FASB issued revised accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. GAAP and IFRS. The revised disclosure guidance affects all companies that have financial instruments and derivative instruments that are either offset in the balance sheet (i.e., presented on a net basis) or subject to an enforceable master netting and/or similar arrangement. In addition, the revised guidance requires that certain enhanced quantitative and qualitative disclosures

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

be made with respect to a company’s netting arrangements and/or rights of setoff associated with its financial instruments and/or derivative instruments. For the Duke Energy Registrants, the revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. Duke Energy is currently evaluating the potential impact of the adoption of this revised guidance and is unable to estimate at this time the impact of adoption on its consolidated results of financial position.

2. Acquisitions and Dispositions of Businesses and Sales of Other Assets

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

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be canceled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be canceled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at December 31, 2011, Duke Energy would issue 771 million shares of common stock to convert the Progress Energy common shares in the merger under the unadjusted exchange ratio of 2.6125. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at December 31, 2011, Duke Energy would issue 257 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on December 31, 2011, the transaction would be valued at $17 billion and would result in incremental recorded goodwill to Duke Energy of $11 billion, according to current estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $15 billion based on the approximate fair value of Progress Energy’s outstanding indebtedness at December 31, 2011. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the FERC, the Federal Communications Commission (FCC), the NRC, the NCUC, and the KPSC. Duke Energy and Progress Energy also are seeking review of the merger by the PSCSC and approval of the joint dispatch agreement by the PSCSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public services commissions in those states on the merger, as applicable and as required. The status of regulatory approvals is as follows:

•

On April 4, 2011, Duke Energy and Progress Energy, jointly filed applications with the FERC for the approval of the merger, the Joint Dispatch Agreement and the joint Open Access Transmission Tariff (OATT). On September 30, 2011, the FERC conditionally approved the merger, subject to approval of mitigation measures to address its finding that the combined company could have an adverse effect on competition in wholesale power markets in the Duke Energy Carolinas and Progress Energy Carolinas East balancing authority areas. On October 17, 2011, Duke Energy and Progress Energy filed their plan for mitigating the FERC’s concerns by proposing to offer on a daily basis a certain quantity of power during summer and winter periods to the extent it is available after serving native load and existing firm obligations. On December 14, 2011, the FERC issued an order rejecting Duke Energy and Progress Energy’s proposed mitigation plan, finding that the proposed mitigation plans submitted by the companies did not adequately address the market power issues. In a separate order issued December 14, 2011, the FERC dismissed the applications for approval of the Joint Dispatch Agreement and the joint OATT without prejudice to the right to refile them if Duke Energy and Progress Energy decide to file another mitigation plan to address the FERC’s market power concerns stated in the FERC’s September 30, 2011 order.

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application and joint dispatch agreement with the NCUC. On September 2, 2011, Duke Energy, Progress Energy and the NC Public Staff filed a settlement agreement with the NCUC. Under the settlement agreement, the companies will guarantee North Carolina customers their allocable share of $650 million in savings related to fuel and joint dispatch of generation assets over the first five years after the merger closes, continue community financial support for a minimum of four years, contribute to weatherization efforts of low-income customers and workforce development during the first year after the merger closes and agree not to recover direct merger-related costs. A public hearing occurred September 20-22, 2011 and proposed orders and briefs were filed November 23, 2011. Duke Energy is required by regulatory conditions imposed by the NCUC to file with the NCUC a thirty-day advance notice of certain FERC filings prior to filing with the FERC. Accordingly, Duke Energy filed advance notice of the revised FERC mitigation plan on February 22, 2012. Duke Energy and Progress Energy may file the mitigation plan with the FERC after approval from the NCUC.

•

On April 25, 2011, Duke Energy and Progress Energy, on behalf of their utility companies Duke Energy Carolinas and Progress Energy Carolinas, filed an application requesting the PSCSC to review the merger and approve the proposed Joint Dispatch Agreement and the prospective future merger of Duke Energy Carolinas and Progress Energy Carolinas. On September 13, 2011, Duke Energy and Progress Energy withdrew their application seeking approval for the future merger of their Carolinas utility companies, Duke Energy Carolinas and Progress Energy Carolinas, as the merger of these entities is not likely to occur for several years after the close of the merger. Hearings occurred the week of December 12, 2011 and proposed orders and briefs were filed on December 20, 2011. Duke Energy Carolinas and Progress Energy Carolinas committed at the hearing that, as a condition for the PSCSC approving the proposed Joint Dispatch Agreement, Duke Energy Carolinas and Progress Energy Carolinas will give their South Carolina customers “most favored nations” treatment. Thus, Duke Energy Carolinas’ and Progress Energy Carolinas’ South Carolina customers will receive pro rata benefits equivalent to those approved by the NCUC in connection with the NCUC’s review of the merger application. Duke Energy Carolinas and Progress Energy Carolinas are awaiting a PSCSC order in this case. Duke Energy Carolinas and Progress Energy Carolinas intend to describe and explain the mitigation plan to the PSCSC in an authorized ex parte briefing in the first quarter of 2012.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

•

On March 28, 2011, Duke Energy and Progress Energy submitted Hart-Scott-Rodino antitrust filings to the U.S. Department of Justice (DOJ) and the Federal Trade Commission (FTC). The 30 day notice period expired without further action by the DOJ; therefore, the companies had clearance to close the merger on April 27, 2011. This clearance is effective for one year. Because the merger is not expected to close by the end of April 2011, the parties will resubmit antitrust filings prior to the April 26, 2012 expiration so as to ensure that there is no gap in the clearance period under the Hart-Scott-Rodino Act.

•

On March 30, 2011, Progress Energy made filings with the NRC for approval for indirect transfer of control of licenses for Progress Energy’s nuclear facilities to include Duke Energy as the ultimate parent corporation on these licenses. On December 2, 2011, the NRC approved the indirect transfer of control of Progress Energy’s nuclear stations to include Duke Energy as the parent corporation of the licenses.

•

On April 4, 2011, Duke Energy and Progress Energy filed a merger application with the KPSC. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Attorney General. A public hearing occurred on July 8, 2011. An order conditionally approving the merger was issued on August 2, 2011. On September 15, 2011, Duke Energy and Progress Energy filed for approval of a stipulation revising one of the merger conditions contained in the KPSC order. On October 28, 2011, the KPSC issued an order approving the stipulation and merger and again required Duke Energy and Progress Energy to accept all conditions contained in the order. Duke Energy and Progress Energy filed their acceptance of those conditions on November 4, 2011.

•

On July 12, 2011, Duke Energy and Progress Energy filed an application with the FCC for approval of radio system license transfers. The FCC approved the transfers on July 27, 2011. On January 5, 2012, the FCC granted an extension of its approval until July 12, 2012.

No assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The Merger Agreement contains certain termination rights for both Duke Energy and Progress Energy, and further provides for the payment of a termination fee of $400 million by Progress Energy under specified circumstances and a termination fee of $675 million by Duke Energy under specified circumstances. On January 8, 2012, Duke Energy and Progress Energy mutually agreed to extend the initial termination date of January 8, 2012 specified in the Merger Agreement to July 8, 2012.

For the year ended December 31, 2011, Duke Energy incurred transaction costs related to the Progress Energy merger of $68 million which are recorded within Operating Expenses in Duke Energy’s Consolidated Statement of Operations.

See Note 5 for information regarding litigation related to the proposed merger with Progress Energy.

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

The pro forma results of operations for Duke Energy as if those acquisitions discussed above which closed prior to December 31, 2011 occurred as of the beginning of the periods presented do not materially differ from reported results.

Dispositions.

In December 2010, Duke Energy completed the previously announced agreement with investment funds managed by Alinda to sell a 50% ownership interest in DukeNet Communications, LLC (DukeNet). As a result of the disposition transaction, DukeNet and Alinda became equal 50% owners in the new joint venture. Duke Energy received $137 million in cash. The DukeNet disposition transaction resulted in a pre-tax gain of $139 million, which was recorded in Gains on Sales of Other Assets and Other, net in the Consolidated Statements of Operations. The pre-tax gain reflects the gain on the disposition of Duke Energy’s 50% interest in DukeNet, as well as the gain resulting from the re-measurement to fair value of Duke Energy’s retained noncontrolling interest. Effective with the closing of the DukeNet disposition transaction, on December 20, 2010, DukeNet is no longer consolidated into Duke Energy’s consolidated financial statements and is now accounted for by Duke Energy as an equity method investment.

In the first quarter of 2009, Duke Energy completed the sale of two United Kingdom wind projects acquired in the Catamount Energy Corporation (Catamount) acquisition. No gain or loss was recognized on these transactions.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Sales of Other Assets.

The following table summarizes cash proceeds and related net pre-tax gains related to the sales of the assets for the years ended December 31, 2011, 2010 and 2009. These amounts primarily relate to the sales of emission allowances by U.S. Franchised Electric and Gas (USFE&G) and Commercial Power. Net pre-tax gains are recorded in Gains on Sales of Other Assets and Other, net, in the Consolidated Statements of Operations.

(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
For the year ended December 31, 2011
Proceeds	$12	$2	$7	$1
Net pre-tax gains(a)	8	1	5	—
For the year ended December 31, 2010
Proceeds	160	8	13	—
Net pre-tax gains (losses)(b)	153	7	3	(2)
For the year ended December 31, 2009
Proceeds	63	24	37	—
Net pre-tax gains (losses)(c)	36	24	12	(4)

(a)	These gains primarily relate to sales of emission allowances by USFE&G and Commercial Power.
(b)	These gains primarily relate to the DukeNet gain as discussed above and sales of emission allowances by USFE&G and Commercial Power. The loss at Duke Energy Indiana relates primarily to the retirement of certain software assets.
(c)	These gains primarily relate to sales of emission allowances by USFE&G and Commercial Power. The loss at Duke Energy Indiana relates primarily to the sale of NOx.

Vermillion Generating Station.

In May 2011, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly-owned subsidiary of Duke Energy Ohio, entered into an agreement to sell its 75% undivided ownership interest in the Vermillion Generating Station (Vermillion) to Duke Energy Indiana and Wabash Valley Power Association (WVPA). After receiving approvals from the FERC and the IURC on August 12, 2011 and December 28, 2011, respectively, the sale was completed on January 12, 2012. Upon the closing of the sale, Duke Energy Indiana and WVPA held 62.5% and 37.5% interests in Vermillion, respectively. Duke Energy Ohio received proceeds of $68 million and $14 million from Duke Energy Indiana and WVPA, respectively. As Duke Energy Indiana is an affiliate of Duke Energy Vermillion the transaction has been accounted for as a transfer between entities under common control with no gain or loss recorded and did not have a significant impact to Duke Energy Ohio or Duke Energy Indiana’s results of operations. The sale of the proportionate share of Vermillion to WVPA did not result in a significant gain or loss. In the second quarter of 2011, Duke Energy Ohio recorded an impairment charge of $9 million to reduce the carrying value of the proportionate share of Vermillion to be sold to WVPA to its estimated fair value. The estimated fair value was determined based on the expected proceeds to be received from WVPA less costs to sell. This amount is presented in Goodwill and other impairment charges in Duke Energy and Duke Energy Ohio’s consolidated statements of operations. See Note 5 for further discussion of the Vermillion transaction.

3. Business Segments

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

Operating segments for each of the Duke Energy Registrants are determined based on information used by the chief operating decision maker in deciding how to allocate resources and evaluate the performance at each of the Duke Energy Registrants. There is no aggregation within reportable operating segments at any of the Duke Energy Registrants. Beginning in 2012, the chief operating decision maker began evaluating segment financial performance and allocation of resources on a net income basis. In addition, previously unallocated corporate costs will be reflected in each segment. The information presented in the tables below has not been restated to reflect this change as management used EBIT to evaluate the results through December 31, 2011.

Duke Energy

Duke Energy has the following reportable operating segments: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy.

USFE&G generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, central, north central and southern Indiana, and northern Kentucky. USFE&G also transmits, distributes, and sells electricity in southwestern Ohio. Additionally, USFE&G transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, certain regulated portions of Duke Energy Ohio including Duke Energy Kentucky and Duke Energy Indiana.

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

The remainder of Duke Energy’s operations is presented as Other. While it is not an operating segment, Other primarily includes certain unallocated corporate costs, which include certain costs not allocable to Duke Energy’s reportable business segments, primarily governance, costs to achieve mergers and divestitures, and costs associated with certain corporate severance programs. It also includes, Bison Insurance Company Limited (Bison), Duke Energy’s wholly-owned, captive insurance subsidiary, Duke Energy’s 50% interest in DukeNet and related telecommunications businesses, and Duke Energy Trading and Marketing, LLC (DETM), which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy. Prior to the sale of a 50% ownership in DukeNet to investment funds managed by Alinda Capital Partners, LLC (collectively Alinda) in December 2010, Other reflected the results of Duke Energy’s 100% ownership of DukeNet. See Note 13 for additional information related to DukeNet.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Business Segment Data(a)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment EBIT/ Consolidated Income from Continuing Operations before Income Taxes	Depreciation and Amortization	Capital and Investment Expenditures and Acquisitions	Segment Assets(b)
	(in millions)
Year Ended December 31, 2011
U.S. Franchised Electric and Gas(d)	$10,586	$33	$10,619	$2,604	$1,383	$3,717	$47,977
Commercial Power(e)	2,480	11	2,491	225	230	492	6,939
International Energy	1,467	—	1,467	679	90	114	4,539

Total reportable segments	14,533	44	14,577	3,508	1,703	4,323	59,455
Other	(4)	48	44	(261)	103	141	2,961
Eliminations and reclassifications	—	(92)	(92)	—	—	—	110
Interest expense	—	—	—	(859)	—	—	—
Interest income and other(h)	—	—	—	56	—	—	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	21	—	—	—

Total consolidated	$14,529	$—	$14,529	$2,465	$1,806	$4,464	$62,526

Year Ended December 31, 2010
U.S. Franchised Electric and Gas(c)(d)	$10,563	$34	$10,597	$2,966	$1,386	$3,891	$45,210
Commercial Power(e)	2,440	8	2,448	(229)	225	525	6,704
International Energy	1,204	—	1,204	486	86	181	4,310

Total reportable segments	14,207	42	14,249	3,223	1,697	4,597	56,224
Other(f)(g)	65	53	118	(255)	89	258	2,845
Eliminations and reclassifications	—	(95)	(95)	—	—	—	21
Interest expense	—	—	—	(840)	—	—	—
Interest income and other(h)	—	—	—	72	—	—	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	10	—	—	—

Total consolidated	$14,272	$—	$14,272	$2,210	$1,786	$4,855	$59,090

Year Ended December 31, 2009
U.S. Franchised Electric and Gas(c)	$9,392	$41	$9,433	$2,321	$1,290	$3,560	$42,763
Commercial Power(e)	2,109	5	2,114	27	206	688	7,345
International Energy	1,158	—	1,158	365	81	128	4,067

Total reportable segments	12,659	46	12,705	2,713	1,577	4,376	54,175
Other	72	56	128	(251)	79	181	2,736
Eliminations and reclassifications	—	(102)	(102)	—	—	—	129
Interest expense	—	—	—	(751)	—	—	—
Interest income and other(h)	—	—	—	102	—	—	—
Add back of noncontrolling interest component of reportable segment and Other EBIT	—	—	—	18	—	—	—

Total consolidated	$12,731	$—	$12,731	$1,831	$1,656	$4,557	$57,040

(a)	Segment results exclude results of entities classified as discontinued operations.
(b)	Includes assets held for sale and assets of entities in discontinued operations. See Note 13 for description and carrying value of investments accounted for under the equity method of accounting within each segment.
(c)	On December 7, 2009 and January 10, 2010, the North Carolina and South Carolina rate case settlement agreements were approved by the NCUC and PSCSC, respectively. Among other things, the rate case settlements included an annual base rate increase of $315 million in North Carolina to be phased-in primarily over a two-year period beginning January 1, 2010, and a $74 million annual base rate increase in South Carolina effective February 1, 2010. On July 8, 2009, the PUCO approved a $55 million annual increase in rates for electric delivery service. These new rates were effective July 13, 2009. Additionally, on December 29, 2009, the KPSC approved a $13 million increase in annual base natural gas rates. New rates went into effect January 4, 2010.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(d)	As discussed in Note 4, Duke Energy recorded pre-tax charges of $222 million and $44 million during the years ended December 31, 2011 and 2010, respectively related to the Edwardsport integrated gasification combined cycle (IGCC) plant that is currently under construction.
(e)	As discussed further in Note 12, during the year ended December 31, 2011, Commercial Power recorded a $79 million impairment to write-down the carrying value of certain emission allowances. During the year ended December 31, 2010, Commercial Power recorded impairment charges of $660 million, which consisted of a $500 million goodwill impairment charge associated with the non-regulated Midwest generating operations and a $160 million pre-tax charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets. During the year ended December 31, 2009, Commercial Power recorded impairment charges of $413 million, which consists of a $371 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $42 million pre-tax charge to write-down the value of certain generating assets in the Midwest to their estimated fair value.
(f)	During 2010, a $172 million expense was recorded related to the 2010 voluntary severance plan and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina (see Note 19).
(g)	During 2010, Duke Energy recognized a $139 million pre-tax gain from the sale of a 50% ownership interest in DukeNet (see Note 2), and a $109 million pre-tax gain from the sale of an equity method investment in, Q-Comm Corporation (Q-Comm) (see Note 13).
(h)	Other within Interest Income and Other includes foreign currency transaction gains and losses and additional noncontrolling interest amounts not allocated to the reportable segments and Other results.

Geographic Data

	U.S.	Latin America(a)	Consolidated
	(in millions)
2011
Consolidated revenues	$13,062	$1,467	$14,529
Consolidated long-lived assets	45,920	2,612	48,532
2010
Consolidated revenues	$13,068	$1,204	$14,272
Consolidated long-lived assets	42,754	2,733	45,487
2009
Consolidated revenues	$11,573	$1,158	$12,731
Consolidated long-lived assets	41,043	2,561	43,604

(a)	Change in amounts of long-lived assets in Latin America is primarily due to foreign currency translation adjustments on property, plant and equipment and other long-lived asset balances.

Duke Energy Carolinas

Duke Energy Carolinas has one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Carolinas, which consists of the regulated electric utility business in central and western North Carolina and western South Carolina.

The remainder of Duke Energy Carolinas’ operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain corporate governance costs allocated by its parent, Duke Energy (see Note 13).

At December 31, 2011, 2010, and 2009, all of Duke Energy Carolinas’ assets are owned by the Franchised Electric operating segment. For the years ended December 31, 2011, 2010, and 2009 all revenues, expenses, and capital and acquisition expenditures are from the Franchised Electric operating segment. There were no intersegment revenues for the years ended December 31, 2011, 2010, and 2009. All of Duke Energy Carolinas’ revenues are generated domestically and its long-lived assets are all in the U.S.

Business Segment Data

	Segment EBIT/Consolidated Income Before Income Taxes
	Years Ended December 31,
	2011	2010	2009
	(in millions)
Franchised Electric(a)	$1,836	$1,930	$1,545

Total reportable segment	1,836	1,930	1,545
Other(b)	(180)	(296)	(143)
Interest expense	(360)	(362)	(330)
Interest income	10	23	7

Total consolidated	$1,306	$1,295	$1,079

(a)	On December 7, 2009 and January 10, 2010, the North Carolina and South Carolina rate case settlement agreements were approved by the NCUC and PSCSC, respectively. Among other things, the rate case settlements included an annual base rate increase of $315 million in North Carolina to be phased-in primarily over a two-year period beginning January 1, 2010 and a $74 million annual base rate increase in South Carolina effective February 1, 2010.
(b)	During 2010, a $99 million expense was recorded related to the 2010 voluntary severance plan (see Note 19).

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Ohio

Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power.

Franchised Electric and Gas transmits, distributes, and sells electricity in southwestern Ohio and generates, transmits, distributes, and sells electricity in northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly-owned subsidiary Duke Energy Kentucky.

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

The remainder of Duke Energy Ohio’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy (see Note 13). All of Duke Energy Ohio’s revenues are generated domestically and its long-lived assets are all in the U.S.

Business Segment Data

	Unaffiliated Revenues(a)	Segment EBIT/ Consolidated (Loss) Income Before Income Taxes	Depreciation and Amortization	Capital Expenditures	Segment Assets
Year Ended December 31, 2011
Franchised Electric and Gas	$1,474	$327	$168	$375	$6,293
Commercial Power(f)	1,707	133	167	124	4,740

Total reportable segments	3,181	460	335	499	11,033
Other	—	(80)	—	—	259
Eliminations and reclassifications	—	—	—	—	(353)
Interest expense	—	(104)	—	—	—
Interest income and other	—	14	—	—	—

Total consolidated	$3,181	$290	$335	$499	$10,939

Year Ended December 31, 2010
Franchised Electric and Gas(c)(d)	$1,623	$137	$226	$353	$6,258
Commercial Power(e)(f)	1,706	(262)	174	93	4,821

Total reportable segments	3,329	(125)	400	446	11,079
Other(b)	—	(93)	—	—	192
Eliminations and reclassifications	—	—	—	—	(247)
Interest expense	—	(109)	—	—	—
Interest income and other	—	18	—	—	—

Total consolidated	$3,329	$(309)	$400	$446	$11,024

Year Ended December 31, 2009
Franchised Electric and Gas(c)	$1,578	$283	$205	$294	$6,091
Commercial Power(e)	1,810	(352)	179	139	5,489

Total reportable segments	3,338	(69)	384	433	11,580
Other	—	(64)	—	—	4
Eliminations and reclassifications	—	—	—	—	(73)
Interest expense	—	(117)	—	—	—
Interest income and other	—	10	—	—	—

Total consolidated	$3,338	$(240)	$384	$433	$11,511

(a)	There was an insignificant amount of intersegment revenues for the years ended December 31, 2011, 2010 and 2009.
(b)	During 2010, a $24 million expense was recorded related to the 2010 voluntary severance and the consolidation of certain corporate office functions from the Midwest to Charlotte, North Carolina (see Note 19).
(c)	On July 8, 2009, the PUCO approved a $55 million annual increase in rates for electric delivery service. These new rates were effective July 13, 2009. Additionally, on December 29, 2009, the KPSC approved a $13 million increase in annual base natural gas rates. New rates went into effect January 4, 2010.
(d)	In the second quarter of 2010, Franchised Electric and Gas recorded an impairment charge of $216 million related to the Ohio Transmission and Distribution reporting unit. This impairment charge was not applicable to Duke Energy as this reporting unit has a lower carrying value at Duke Energy. See Note 12 for additional information.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(e)	As discussed in Note 12, during the year ended December 31, 2010, Commercial Power recorded impairment charges of $621 million, which consisted of a $461 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $160 million charge to write-down the value of certain non-regulated Midwest generating assets and emission allowances primarily associated with these generation assets. During the year ended December 31, 2009, Commercial Power recorded impairment charges of $769 million, which consisted of a $727 million goodwill impairment charge associated with the non-regulated Midwest generation operations and a $42 million charge to write-down the value of certain generating assets in the Midwest to their estimated fair value.
(f)	Duke Energy Ohio earned approximately 24% and 13% of its consolidated operating revenues from PJM Interconnection, LLC (PJM) in 2011 and 2010, respectively. These revenues relate to the sale of capacity and electricity from Commercial Power’s gas-fired non-regulated generation assets. In 2009 no single counterparty contributed 10% or more of consolidated operating revenue.

Duke Energy Indiana

Duke Energy Indiana has one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity and conducts operations through Duke Energy Indiana, which consists of the regulated electric utility business in central, north central, and southern Indiana.

The remainder of Duke Energy Indiana’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes certain governance costs allocated by its parent, Duke Energy (see Note 13).

At December 31, 2011, 2010, and 2009, all of Duke Energy Indiana’s assets are owned by the Franchised Electric operating segment. For the years ended December 31, 2011, 2010, and 2009 all revenues, expenses, and capital and acquisition expenditures are from the Franchised Electric operating segment. There were no intersegment revenues for the years ended December 31, 2011, 2010, and 2009. All of Duke Energy Indiana’s revenues are generated domestically and its long-lived assets are in the U.S.

Business Segment Data

	Segment EBIT/Consolidated Income Before Income Taxes
	Years Ended December 31,
	2011	2010	2009
	(in millions)
Franchised Electric(a)	$424	$650	$494

Total reportable segment	424	650	494
Other	(59)	(87)	(46)
Interest expense	(137)	(135)	(144)
Interest income	14	13	13

Total consolidated	$242	$441	$317

(a)	As discussed in Note 4, Duke Energy Indiana recorded pre-tax charges of $222 million and $44 million during the years ended December 31, 2011 and 2010, respectively, related to the Edwardsport IGCC plant that is currently under construction.

4. Regulatory Matters

Regulatory Assets and Liabilities.

As of December 31, 2011 and 2010, the substantial majority of USFE&G’s operations applied regulatory accounting treatment. From 2009 through 2011, certain portions of Commercial Power’s operations applied regulatory accounting treatment; however, effective November 2011, as a result of the new Electric Security Plan (ESP), regulatory accounting treatment will no longer be applied. Accordingly, these businesses record assets and liabilities that result from the regulated ratemaking process that would not be recorded under GAAP for non-regulated entities. See Note 1 for further information.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Registrants’ Regulatory Assets and Liabilities:

As of December 31, 2011	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Recovery/Refund Period Ends(k)
	(in millions)
Regulatory Assets(a)
Vacation accrual	$150	$70	$7	$13	2012
Under-recovery of fuel costs	38	—	10	28	2012
Hedge costs and other deferrals	4	3	1	—	2012
Post-in-service carrying costs and deferred operating expense(c)(l)	31	28	—	3	2012
Over-distribution of Bulk Power Marketing sharing	41	41	—	—	2012
Demand side management costs (DSM costs)/Energy Efficiency	43	25	—	18	2012
Regional Transmission Organization (RTO) costs(m)	17	5	—	12	2012
SmartGrid	9	—	9	—	2012
Gasification services agreement buyout costs	25	—	—	25	2012
Other	16	—	1	15	2012

Total Current Regulatory Assets(d)	374	172	28	114

Net regulatory asset related to income taxes(e)	892	668	77	147	(h	)
Accrued pension and post-retirement	1,726	734	212	314	(b	)
ARO costs	191	191	—	—	2043
Gasification services agreement buyout costs	88	—	—	88	2018
Deferred debt expense(e)	122	98	8	16	2041
Post-in-service carrying costs and deferred operating expense(c)(l)	119	31	16	72	(h	)
Under-recovery of fuel costs	13	13	—	—	2013
Hedge costs and other deferrals	166	91	8	67	(b	)
Storm cost deferrals	18	—	18	—	(b	)
Manufactured gas plant environmental costs	69	—	69	—	(b	)
Smart Grid	32	—	32	—	(b	)
Gallagher Units 1 & 3	73	—	—	73	(b	)
RTO costs(m)	80	13	74	—	(b	)
DSM costs/Energy Efficiency	38	38	—	—	(b	)
Other	45	17	6	21	(b	)

Total Non-Current Regulatory Assets	3,672	1,894	520	798

Total Regulatory Assets	$4,046	$2,066	$548	$912

Regulatory Liabilities(a)
Nuclear property and insurance reserves	$2	$2	$—	$—	2012
DSM costs(f)	41	41	—	—	2012
Gas purchase costs	20	—	20	—	2012
Over-recovery of fuel costs(f)	6	6	—	—	2012
Other	18	13	2	3	2012

Total Current Regulatory Liabilities(g)	87	62	22	3

Removal costs(e)	2,586	1,770	230	590	(j	)
Nuclear property and liability reserves	86	86	—	—	2043
DSM costs(f)/Energy Efficiency	27	10	17	—	(i	)
Accrued pension and other post-retirement benefits	117	—	19	70	(b	)
Commodity contract termination settlement	23	—	—	23	2014
Injuries and damages reserve(e)	38	38	—	—	(b	)
Hedge costs and other deferrals(e)	12	—	—	—	2016
Other	30	24	7	—	(b	)

Total Non-Current Regulatory Liabilities	2,919	1,928	273	683

Total Regulatory Liabilities	$3,006	$1,990	$295	$686

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

As of December 31, 2010	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Recovery/Refund Period Ends(k)
	(in millions)
Regulatory Assets(a)
Vacation accrual	$146	$67	$8	$13	2011
Under-recovery of fuel costs	31	—	12	19	2011
Post-in-service carrying costs and deferred operating expense(c)(l)	28	28	—	—	2011
Over-distribution of Bulk Power Marketing sharing	35	35	—	—	2011
Other	15	6	—	9	2011

Total Current Regulatory Assets(d)	255	136	20	41

Net regulatory asset related to income taxes(e)	780	601	78	101	(h	)
Accrued pension and post-retirement	1,616	680	211	316	(b	)
ARO costs	133	133	—	—	2043
Regulatory transition charges (RTC)	3	—	3	—	2011
Gasification services agreement buyout costs	129	—	—	129	2018
Deferred debt expense(e)	138	108	9	21	2040
Post-in-service carrying costs and deferred operating expense(c)(l)	103	11	11	81	(h	)
Under-recovery of fuel costs	21	20	1	—	2012
Hedge costs and other deferrals	6	—	6	—	(b	)
Storm cost deferrals	33	—	21	12	(b	)
Manufactured gas plant environmental costs	60	—	60	—	(b	)
Smart Grid	28	—	28	—	(b	)
RTO costs(m)	7	—	7	—	(b	)
Other	78	23	5	50	(b	)

Total Non-Current Regulatory Assets	3,135	1,576	440	710
Total Regulatory Assets	$3,390	$1,712	$460	$751

Regulatory Liabilities(a)
Nuclear property and insurance reserves	$52	$52	$—	$—	2011
DSM costs(f)	38	38	—	—	(i	)
Gas purchase costs	25	—	25	—	2011
Over-recovery of fuel costs(f)	155	152	3	—	2011
Other	9	5	2	2	(b	)

Total Current Regulatory Liabilities(g)	279	247	30	2

Removal costs(e)	2,465	1,684	220	565	(j	)
Nuclear property and liability reserves	89	89	—	—	2043
DSM costs(f)	57	52	5	—	(i	)
Accrued pension and other post-retirement benefits	88	—	20	58	(b	)
Commodity contract termination settlement	28	—	—	28	2014
Injuries and damages reserve(e)	38	38	—	—	(b	)
Hedge costs and other deferrals(e)	75	60	1	—	2042
Other	36	17	19	—	(b	)

Total Non-Current Regulatory Liabilities	2,876	1,940	265	651
Total Regulatory Liabilities	$3,155	$2,187	$295	$653

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)	All regulatory assets and liabilities are excluded from rate base unless otherwise noted.
(b)	Recovery/Refund period varies for these items with some currently unknown.
(c)	Duke Energy Carolinas is allowed to earn a return on the North Carolina portion of the outstanding balance. Duke Energy Carolinas does not earn a return on the South Carolina portion during the refund period.
(d)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(e)	Included in rate base.
(f)	Duke Energy Carolinas is required to pay interest on the outstanding balance.
(g)	Included in Other within Current Liabilities and on the Consolidated Balance Sheets.
(h)	Recovery is over the life of the associated asset.
(i)	Incurred costs were deferred and are being recovered in rates. Duke Energy Carolinas is currently over-recovered for these costs in the South Carolina jurisdiction. For 2011 and 2010, expected refund period is three years and two years, respectively, but is dependent on volume of sales.
(j)	Liability is extinguished over the lives of the associated assets.
(k)	Represents the latest recovery period across all jurisdictions in which the Duke Energy Registrants operate. Regulatory asset and liability balances may be collected or refunded sooner than the indicated date in certain jurisdictions.
(l)	Duke Energy Carolinas amounts are excluded from rate base. Duke Energy Ohio amounts are included in rate base. At Duke Energy Indiana, some amounts are included and some are excluded from rate base.
(m)	Duke Energy Carolinas RTO costs reflect those from GridSouth, while those from Duke Energy Ohio and Duke Energy Indiana are related to the Midwest Independent Transmission System Operator, Inc. (Midwest ISO).

Restrictions on the Ability of Certain Subsidiaries to Make Dividends, Advances and Loans to Duke Energy. As a condition to the Duke Energy and Cinergy Corp. (Cinergy) merger approval, the PUCO, the KPSC, the PSCSC, the IURC and the NCUC imposed conditions (the Merger Conditions) on the ability of Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Kentucky and Duke Energy Indiana to transfer funds to Duke Energy through loans or advances, as well as restricted amounts available to pay dividends to Duke Energy. Duke Energy’s public utility subsidiaries may not transfer funds to the parent through intercompany loans or advances; however, certain subsidiaries may transfer funds to the parent by obtaining approval of the respective state regulatory commissions. Additionally, the Merger Conditions imposed the following restrictions on the ability of the public utility subsidiaries to pay cash dividends:

Duke Energy Carolinas. Under the Merger Conditions, Duke Energy Carolinas must limit cumulative distributions to Duke Energy subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger, plus (ii) any future earnings recorded by Duke Energy Carolinas subsequent to the merger.

Duke Energy Ohio. Under the Merger Conditions, Duke Energy Ohio will not declare and pay dividends out of capital or unearned surplus without the prior authorization of the PUCO. In September 2009, the PUCO approved Duke Energy Ohio’s request to pay dividends out of paid-in capital up to the amount of the pre-merger retained earnings and to maintain a minimum of 30% equity in its capital structure. In November 2011, the FERC approved, with conditions, Duke Energy Ohio’s request to pay dividends from its equity accounts that are reflective of the amount that it would have in its retained earnings account had push-down accounting for the Cinergy merger not been applied to Duke Energy Ohio’s balance sheet. The conditions include a commitment from Duke Energy Ohio that equity, adjusted to remove the impacts of push-down accounting, will not fall below 30% of total capital. In January 2012, the PUCO issued an order approving the payment of dividends in a manner consistent with the method approved in the November 2011 FERC order. Under the Merger Conditions, Duke Energy Kentucky is required to pay dividends solely out of retained earnings and to maintain a minimum of 35% equity in its capital structure.

Duke Energy Indiana. Under the Merger Conditions, Duke Energy Indiana shall limit cumulative distributions paid subsequent to the merger to (i) the amount of retained earnings on the day prior to the closing of the merger plus (ii) any future earnings recorded by Duke Energy Indiana subsequent to the merger. In addition, Duke Energy Indiana will not declare and pay dividends out of capital or unearned surplus without prior authorization of the IURC.

Additionally, certain other subsidiaries of Duke Energy have restrictions on their ability to dividend, loan or advance funds to Duke Energy due to specific legal or regulatory restrictions, including, but not limited to, minimum working capital and tangible net worth requirements.

The following table includes information regarding the Subsidiary Registrants and other Duke Energy subsidiaries’ restricted net assets at December 31, 2011.

	Duke Energy Carolinas	Duke Energy Ohio(a)	Duke Energy Indiana	Total Duke Energy Subsidiaries
	(in billions)
Amounts that may not be transferred to Duke Energy without appropriate approval based on above mentioned Merger Conditions	$3.3	$3.9	$1.3	$8.6

(a)	As of December 31, 2011, the equity balance available for payment of dividends, based on the FERC and PUCO order discussed above, was $1.2 billion.

Rate Related Information. The NCUC, PSCSC, IURC, PUCO and KPSC approve rates for retail electric and gas services within their states. Non-regulated sellers of gas and electric generation are also allowed to operate in Ohio once certified by the PUCO. The FERC approves rates for electric sales to wholesale customers served under cost-based rates, as well as sales of transmission service.

Duke Energy Ohio Standard Service Offer (SSO). Ohio law provides the PUCO authority to approve an electric utility’s generation SSO. A SSO may include an ESP, which would allow for the pricing structures used by Duke Energy Ohio from 2004 through 2011, or a Market Rate Offer (MRO), in which pricing is determined through a competitive bidding process. On November 15, 2010, Duke Energy Ohio filed for approval of an SSO to replace the then existing ESP that expired on December 31, 2011. The filing requested approval of a MRO. On February 23, 2011, the PUCO stated that Duke Energy Ohio did not file an application for a five-year MRO as required under Ohio statute. On June 20, 2011, Duke Energy Ohio filed an application with the PUCO for approval of an ESP for its customers beginning January 1, 2012, with rates in effect through May 31, 2021.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The PUCO approved Duke Energy Ohio’s new ESP on November 22, 2011. The ESP includes competitive auctions for electricity supply for a term of January 1, 2012 through May 31, 2015. The ESP also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from January 1, 2012 through December 31, 2014 and requires Duke Energy Ohio to transfer its generation assets to a non-regulated affiliate on or before December 31, 2014. Duke Energy Ohio conducted initial auctions on December 14, 2011 to serve SSO customers effective January 1, 2012. New rates for Duke Energy Ohio went into effect for SSO customers on January 1, 2012. On January 18, 2012, the PUCO denied a request for rehearing of its decision on Duke Energy Ohio’s ESP filed by Columbus Southern Power and Ohio Power Company.

The ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation. As a result Duke Energy Ohio’s generation assets no longer serve retail load customers or receive negotiated pricing under the ESP. The generation assets began dispatching all of their electricity into unregulated markets in January 2012. Duke Energy Ohio’s retail load obligation is satisfied through competitive auctions, the costs of which are recovered from customers. As a result, Duke Energy Ohio earns margin on the transmission and distribution of electricity only and not on the cost of the underlying energy.

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

On November 22, 2011, Duke Energy Carolinas entered into a settlement agreement with the North Carolina Utilities Public Staff (Public Staff). The terms of the agreement include an average 7.2% increase in retail revenues, or approximately $309 million beginning in February 2012. The proposed settlement includes a 10.5% return on equity and a capital structure of 53% equity and 47% long-term debt. In order to mitigate the impact of the increase on customers, the agreement provides for (i) Duke Energy to waive its right to increase the amount of construction work in progress in rate base for any expenditures associated with Cliffside Unit 6 above the North Carolina retail portion included in the 2009 North Carolina Rate Case, (ii) the accelerated return of certain regulatory liabilities, related to accumulated EPA sulfur dioxide auction proceeds, to customers, which lowered the total impact to customer bills to an increase of approximately 7.2% in the near-term; and (iii) a one-time $11 million shareholder contribution to agencies that provide energy assistance to low income customers. In exchange for waiving the right to increase the amount of construction work in process for Cliffside Unit 6, Duke Energy will continue to capitalize AFUDC on all expenditures associated with Cliffside Unit 6 not included in rate base as a result of the 2009 North Carolina Rate Case.

The NCUC approved the settlement agreement in full by order dated January 27, 2012.

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

On December 7, 2011, Duke Energy Carolinas filed a revised settlement agreement with the Office of Regulatory Staff (ORS), Wal-Mart Stores East, LP (“Wal-Mart”), and Sam’s East, Inc (“Sam’s”). The Commission of Public Works for the city of Spartanburg, S.C. and the Spartanburg Sanitary Sewer District were not parties to the agreement; however, did not object to the agreement. The terms of the agreement include an average 5.98% increase in retail and commercial revenues, or approximately $93 million beginning February 6, 2012. The proposed settlement includes a 10.5% return on equity, a capital structure of 53% equity and 47% long-term debt, and a one-time contribution of $4 million to Advance SC.

The PSCSC approved the settlement agreement in full by order dated January 25, 2012.

Duke Energy Indiana Energy Efficiency. On September 28, 2010, Duke Energy Indiana filed a petition for new energy efficiency programs to enable meeting the IURC’s energy efficiency mandates. Duke Energy Indiana’s proposal requests recovery of costs through a rider including lost revenues and incentives for “core plus” energy efficiency programs and lost revenues and cost recovery for “core” energy efficiency programs. The hearing occurred in July 2011 and an order is expected in the first quarter of 2012.

Duke Energy Indiana Storm Cost Deferrals. On July 14, 2010, the IURC approved Duke Energy Indiana’s deferral of $12 million of retail jurisdictional storm expense until the next retail rate proceeding. This amount represents a portion of costs associated with a January 27, 2009 ice storm, which damaged Duke Energy Indiana’s distribution system. On August 12, 2010, the Indiana Office of Utility Consumer Counselor (OUCC) filed a notice of appeal with the IURC. On December 7, 2010, the IURC issued an order reopening this proceeding for review in consideration of the evidence presented as a result of an internal audit performed as part of an IURC investigation of Duke Energy Indiana’s hiring of an attorney from the IURC staff which resulted in the IURC’s termination of the employment of the Chairman of the IURC. The audit did not find that the order conflicted with the staff report; however, it did note that the staff report offered no specific recommendation to either approve or deny the requested relief, and that the original order was appealed. The IURC set a new procedural schedule to take supplemental testimony and an evidentiary hearing was held in June 2011. On October 19, 2011, the IURC issued an order denying Duke Energy Indiana the right to defer the storm expense discussed above. In November 2011, Duke Energy Indiana submitted notice of its intent to appeal the IURC order to the Indiana Court of Appeals.

Duke Energy Ohio Storm Cost Recovery. On December 11, 2009, Duke Energy Ohio filed an application with the PUCO to recover Hurricane Ike storm restoration costs of $31 million through a discrete rider. The PUCO granted the request to defer the costs associated with the storm recovery; however, they further ordered Duke Energy Ohio to file a separate action pursuant to which the actual amount of recovery would be determined. On January 11, 2011, the PUCO approved recovery of $14 million plus carrying costs which will be spread over a three-year period. Duke Energy Ohio filed an application for rehearing on February 10, 2011, as did the consumer advocate, the office of the Ohio Consumers’ Council (OCC). On March 9, 2011, the PUCO denied the rehearing requests of Duke Energy Ohio and the OCC. Duke Energy Ohio filed a notice of appeal with the Ohio Supreme Court on May 6, 2011 and briefs have been filed by Duke Energy Ohio and the PUCO. Oral arguments were held on February 7, 2012. A decision by the Ohio Supreme Court is forthcoming.

Capital Expansion Projects.

Overview. USFE&G is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, IGCC, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, USFE&G is taking steps now to ensure those options are available.

Duke Energy Carolinas William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC have allowed Duke Energy to incur project development and pre-construction costs for the project through June 30, 2012, and up to an aggregate maximum amount of $350 million.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

As a condition to the approval of continued development of the project, Duke Energy Carolinas shall provide certain monthly reports to the PSCSC and the ORS. Duke Energy Carolinas has also agreed to provide a monthly report to certain parties on the progress of negotiations to acquire an interest in the V.C. Summer Nuclear Station (refer to discussion below) expansion being developed by South Carolina Public Service Authority (Santee Cooper) and South Carolina Electric & Gas Company (SCE&G). Any change in ownership interest, output allocation, sharing of costs or control and any future option agreements concerning Lee Nuclear Station shall be subject to prior approval of the PSCSC.

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

Duke Energy Carolinas Cliffside Unit 6. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build an 800 MW coal-fired unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding AFUDC of $600 million) for the approved new Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an update to the cost estimate of $1.8 billion (excluding AFUDC) with the NCUC where it reduced the estimated AFUDC financing costs to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits, as discussed in Note 5. Cliffside Unit 6 is expected to begin operation by the end of 2012. Also, see Note 5 for information related to the Cliffside Unit 6 air permit.

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

In November 2011, Duke Energy Carolinas placed its 620 MW Buck combined cycle natural gas-fired generation facility in service. This is the first of Duke Energy’s key modernization projects to be commissioned. The Dan River project is expected to begin operation by the end of 2012. Based on the most updated cost estimates, total costs (including AFUDC) for the Buck and Dan River projects are $700 million and $716 million, respectively.

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

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. As Duke Energy Indiana experienced design modifications, quantity increases and scope growth above what was anticipated from the preliminary engineering design, capital costs to the IGCC project were anticipated to increase. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the current $2.35 billion cost estimate and add $150 million, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy Indiana would present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. The evidentiary hearing for the fourth semi-annual update proceeding was held April 6, 2010, and an interim order was received on July 28, 2010. The order approves the implementation of an updated IGCC rider to recover costs incurred through September 30, 2009, effective immediately. The approvals are on an interim basis pending the outcome of the sub-docket proceeding involving the revised cost estimate as discussed further below.

On April 16, 2010, Duke Energy Indiana filed a revised cost estimate for the IGCC project reflecting an estimated cost increase of $530 million. Duke Energy Indiana requested approval of the revised cost estimate of $2.88 billion (including $160 million of AFUDC), and for continuation of the existing cost recovery treatment. A major driver of the cost increase included quantity increases and design changes, which impacted the scope, productivity and schedule of the IGCC project. On September 17, 2010, an agreement was reached with the OUCC, Duke Energy Indiana Industrial Group and Nucor Steel – Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion would be subject to

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of approximately $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. The charge is recorded in Goodwill and other impairment charges on Duke Energy’s Consolidated Statement of Operations. This charge is recorded in Impairment charges on Duke Energy Indiana’s Consolidated Statements of Operations. Due to the IURC investigation discussed below, the IURC convened a technical conference on November 3, 2010 related to the continuing need for the Edwardsport IGCC facility. On December 9, 2010, the parties to the settlement withdrew the settlement agreement to provide an opportunity to assess whether and to what extent the settlement agreement remained a reasonable allocation of risks and rewards and whether modifications to the settlement agreement were appropriate. Management determined that the approximate $44 million charge discussed above was not impacted by the withdrawal of the settlement agreement.

During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. Evidentiary hearings are set for April 24, 2012 and April 25, 2012, respectively.

The CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper communications, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. On February 25, 2011, the IURC issued an order which denied the request for a subdocket to investigate the allegations of improper communications and undue influence at this time, finding there were other agencies better suited for such investigation. The IURC also found that allegations of fraud, concealment and gross mismanagement related to the IGCC project should be heard in a Phase II proceeding of the cost estimate subdocket and set evidentiary hearings on both Phase I (cost estimate increase) and Phase II beginning in August 2011. After procedural delays, hearings began on Phase I on October 26, 2011 and on Phase II on November 21, 2011.

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

On November 30, 2011, Duke Energy Indiana filed a petition with the IURC in connection with its eighth semi-annual rider request for the Edwardsport IGCC project. Evidentiary hearings for the seventh and eight semi-annual rider requests are scheduled for August 6-7, 2012.

On June 27, 2011, Duke Energy Indiana filed testimony with the IURC in connection with its seventh semi-annual rider request which included an update on the current cost forecast of the Edwardsport IGCC project. The updated forecast excluding AFUDC increased from $2.72 billion to $2.82 billion, not including any contingency for unexpected start-up events. On June 30, 2011, the OUCC and intervenors filed testimony in Phase I recommending that Duke Energy Indiana be disallowed cost recovery of any of the additional cost estimate increase above the previously approved cost estimate of $2.35 billion. Duke Energy Indiana filed rebuttal testimony on August 3, 2011.

In the subdocket proceeding, on July 14, 2011, the OUCC and certain intervenors filed testimony in Phase II alleging that Duke Energy Indiana concealed information and grossly mismanaged the project, and therefore Duke Energy Indiana should only be permitted to recover from customers $1.985 billion, the original IGCC project cost estimate approved by the IURC. Other intervenors recommended that Duke Energy Indiana not be able to rely on any cost recovery granted under the CPCN or the first cost increase order. Duke Energy Indiana believes it has diligently and prudently managed the project. On September 9, 2011, Duke Energy defended against the allegations in its responsive testimony. The OUCC and intervenors filed their final rebuttal testimony in Phase II on or before October 7, 2011, making similar claims of fraud, concealment and gross mismanagement and recommending the same outcome of limiting Duke Energy Indiana’s recovery to the $1.985 billion initial cost estimate. Additionally, the CAC parties recommended that recovery be limited to the costs incurred on the IGCC project as of November 30, 2009 (Duke Energy Indiana estimates it had committed costs of $1.6 billion), with further IURC proceedings to be held to determine the financial consequences of this recommendation.

On October 19, 2011, Duke Energy revised its project cost estimate from approximately $2.82 billion, excluding financing costs, to approximately $2.98 billion, excluding financing costs. The revised estimate reflects additional cost pressures resulting from quantity increases and the resulting impact on the scope, productivity and schedule of the IGCC project. Duke Energy Indiana previously proposed to the IURC a cost cap of approximately $2.72 billion, plus the actual AFUDC that accrues on that amount. As a result, Duke Energy Indiana recorded a pre-tax impairment charge of approximately $222 million in the third quarter of 2011 related to costs expected to be incurred above the cost cap. This charge is in addition to a pre-tax impairment charge of approximately $44 million recorded in the third quarter of 2010 as discussed above. These charges are recorded in Goodwill and other impairment charges on Duke Energy’s Consolidated Statement of Operations, and in Impairment charges on Duke Energy Indiana’s Consolidated Statements of Operations. The cost cap, if approved by the IURC, limits the amount of project construction costs that may be incorporated into customer rates in Indiana. As a result of the proposed cost cap, recovery of these cost increases is not considered probable. Additional updates to the cost estimate could occur through the completion of the plant in 2012.

Phase I and Phase II hearings concluded on January 24, 2012. Final orders from the IURC on Phase I and Phase II of the subdocket and the pending IGCC rider proceedings are expected no sooner than the end of the third quarter 2012.

Duke Energy is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur. Construction of the Edwardsport IGCC plant is ongoing and is currently expected to be completed and placed in-service in 2012.

Duke Energy Indiana Carbon Sequestration. Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. The CAC, an intervenor, recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Potential Plant Retirements.

Duke Energy Generating Facility Retirements. Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Ohio and Duke Energy Kentucky each periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (15-20 years), and options being considered to meet those needs. The IRP’s filed by Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Ohio and Duke Energy Kentucky in 2011 and 2010 included planning assumptions to potentially retire by 2015, certain coal-fired generating facilities in North Carolina, South Carolina, Indiana, Ohio and Kentucky that do not have the requisite emission control equipment, primarily to meet EPA regulations that are not yet effective. The table below contains, as of December 31, 2011, the net carrying value of these facilities that are in the Consolidated Balance Sheets.

	Duke Energy	Duke Energy Carolinas (a)	Duke Energy Ohio (b)(e)	Duke Energy Indiana (c)
MW	3,329	1,356	1,025	948
Remaining net book value (in millions)(d)	$353	$199	$14	$140
Remaining non-current regulatory asset(f)	$73	$—	$—	$73

(a)	Includes Dan River, Riverbend, Lee and Buck units 5 and 6. Duke Energy Carolinas has committed to retire 1,667 MW in conjunction with a Cliffside air permit settlement, of which 311 MW have already been retired as of December 31, 2011. See Note 5 for additional information related to the Cliffside air permit.
(b)	Includes Beckjord and Miami Fort unit 6.
(c)	Includes Wabash River units 2-6 and Gallagher units 1 and 3.
(d)	Included in Property, plant and equipment, net as of December 31, 2011, on the Consolidated Balance Sheets.
(e)	Beckjord has no remaining net book value – See Note 12 for additional information.
(f)	On February 1, 2012, 280 MW for Gallagher units 1 and 3 were retired by Duke Energy Indiana. In its December 28, 2011 order, the IURC allowed recovery of and return on the carrying value of the Gallagher units over the original life of these units and classification of this amount as a regulatory asset.

Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.

Other Matters.

Duke Energy Ohio and Duke Energy Kentucky Regional Transmission Organization Realignment. Duke Energy Ohio, which includes its wholly-owned subsidiary Duke Energy Kentucky, transferred control of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) to PJM, effective December 31, 2011.

On December 16, 2010, FERC issued an order related to the Midwest ISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of Midwest ISO Transmission Expansion Planning (MTEP) project cost. The Midwest ISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the Midwest ISO footprint. The Midwest ISO approved MVP proposals with estimated project costs of approximately $5.2 billion prior to the date of Duke Energy Ohio’s exit from the Midwest ISO on December 31, 2011. These projects are expected to be undertaken by the constructing transmission owners from 2012 through 2020 with costs recovered through the Midwest ISO over the useful life of the projects. The FERC order did not clearly and expressly approve the Midwest ISO’s apparent interpretation that a withdrawing transmission owner is obligated to pay its share of costs of all MVP projects approved by the Midwest ISO up to the date of the withdrawing transmission owners’ exit from the Midwest ISO. Duke Energy Ohio, including Duke Energy Kentucky, has historically represented approximately five-percent of the Midwest ISO system. The impact of this order is not fully known, but could result in a substantial increase in the Midwest ISO transmission expansion costs allocated to Duke Energy Ohio and Duke Energy Kentucky subsequent to a withdrawal from the Midwest ISO. Duke Energy Ohio and Duke Energy Kentucky, among other parties, sought rehearing of the FERC MVP order. On October 21, 2011, the FERC issued an order on rehearing in this matter largely affirming its original MVP order and conditionally accepting Midwest ISO’s

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

compliance filing as well as determining that the MVP allocation methodology is consistent with cost causation principles and FERC precedent. The FERC also reiterated that it will not prejudge any settlement agreement between an RTO and a withdrawing transmission owner for fees that a withdrawing transmission owner owes to the RTO. The order further states that any such fees that a withdrawing transmission owner owes to an RTO are a matter for those parties to negotiate, subject to review by the FERC. The FERC also ruled that Duke Energy Ohio and Duke Energy Kentucky’s challenge of the Midwest ISO’s ability to allocate MVP costs to a withdrawing transmission owner is beyond the scope of the proceeding. The Order further stated that Midwest ISO’s tariff withdrawal language establishes that once cost responsibility for transmission upgrades is determined, withdrawing transmission owners retain any costs incurred prior to the withdrawal date. In order to preserve their rights, Duke Energy Ohio and Duke Energy Kentucky filed an appeal of the FERC order in the D.C. Circuit Court of Appeals. The case was consolidated with appeals of the FERC order by other parties in the Seventh Circuit Court of Appeals.

Duke Energy Ohio and Duke Energy Kentucky have entered into settlements or have received state regulatory approvals associated with the RTO realignment if ultimately allocated to Duke Energy Ohio and Duke Energy Kentucky. On December 22, 2010, the KPSC issued an order granting approval of Duke Energy Kentucky’s request to effect the RTO realignment, subject to several conditions. The conditions accepted by Duke Energy Kentucky include a commitment to not seek to double-recover in a future rate case the transmission expansion fees that may be charged by the Midwest ISO and PJM in the same period or overlapping periods. On January 25, 2011, the KPSC issued an order stating that the order had been satisfied and is now unconditional.

On April 26, 2011, Duke Energy Ohio, Ohio Energy Group, The Office of Ohio Consumers’ Counsel and the Commission Staff filed an Application and a Stipulation with the PUCO regarding Duke Energy Ohio’s recovery via a non-bypassable rider of certain costs related to its proposed RTO realignment. Under the Stipulation, Duke Energy Ohio would recover all MTEP costs, including but not limited to MVP costs, directly or indirectly charged to Duke Energy Ohio retail customers. Duke Energy Ohio would not seek to recover any portion of the Midwest ISO exit obligation, PJM integration fees, or internal costs associated with the RTO realignment and the first $121 million of PJM transmission expansion costs from Ohio retail customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from Midwest ISO. On May 25, 2011, the Stipulation was approved by the PUCO. An application for rehearing filed by Ohio Partners for Affordable Energy was denied by the PUCO on July 15, 2011.

On October 14, 2011, Duke Energy Ohio and Duke Energy Kentucky filed an application with the FERC to establish new wholesale customer rates for transmission service under PJM’s Open Access Transmission Tariff. In this filing, Duke Energy Ohio and Duke Energy Kentucky are seeking recovery of their legacy MTEP costs. The new rates went into effect, subject to refund, on January 1, 2012. Protests were filed by certain transmission customers. The matter is pending response from FERC.

On November 2, 2011, the Midwest ISO, the Midwest ISO Transmission Owners, Duke Energy Ohio and Duke Energy Kentucky jointly submitted to the FERC a filing that addresses the treatment of MTEP costs, excluding MVP costs. The November 2, 2011 filing, which was accepted by the FERC on December 30, 2011, provides that the MISO Transmission Owners will continue to be obligated to construct the non-MVP MTEP projects, for which Duke Energy Ohio and Duke Energy Kentucky will continue to be obligated to pay a portion of the costs. Likewise, transmission customers serving load in the Midwest ISO will continue to be obligated to pay a portion of the costs of a previously identified non-MVP MTEP project that Duke Energy Ohio has constructed.

On December 29, 2011, Midwest ISO filed with FERC a Schedule 39 to the Midwest ISO’s tariff. Schedule 39 provides for the allocation of MVP costs to a withdrawing owner based on the owner’s actual transmission load after the owner’s withdrawal from the Midwest ISO, or, if the owner fails to report such load, based on the owner’s historical usage in the Midwest ISO assuming annual load growth. On January 19, 2012, Duke Energy Ohio and Duke Energy Kentucky filed with FERC a protest of the allocation of MVP costs to them under Schedule 39. On February 27, 2012, the FERC accepted Schedule 39 as a just and reasonable basis for the Midwest ISO to charge for MVP costs, a transmission owner that withdraws from the Midwest ISO after January 1, 2012. The FERC set hearing and settlement procedures regarding whether the Midwest ISO’s proposal to use the methodology in Schedule 39 to calculate the obligation of transmission owners who withdrew from the Midwest ISO prior to January 1, 2012 (such as Duke Energy Ohio and Duke Energy Kentucky) to pay for MVP costs is consistent with the MVP-related withdrawal obligations in the tariff at the time that they withdrew from the Midwest ISO, and, if not, what amount of, and methodology for calculating, any MVP cost responsibility should be.

On December 31, 2011, Duke Energy Ohio recorded a liability for its Midwest ISO exit obligation and share of MTEP costs, excluding MVP, of approximately $110 million. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s consolidated balance sheet upon exit from the Midwest ISO on December 31, 2011. Approximately $74 million of this amount was recorded as a regulatory asset while $36 million was recorded to Operation, maintenance and other in Duke Energy Ohio’s consolidated statement of operations. In addition to the above amounts, Duke Energy Ohio may also be responsible for costs associated with the Midwest ISO MVP projects. Duke Energy Ohio is contesting its obligation to pay for such costs. However, depending on the final outcome of this matter, Duke Energy Ohio could incur material costs associated with MVP projects, which are not reasonably estimable at this time. Regulatory accounting treatment will be pursued for any costs incurred in connection with the resolution of this matter.

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

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Losses resulting from non-certified acts of terrorism are covered as common occurrence, such that if non-certified terrorist acts occur against one or more commercial nuclear power plants insured by NEIL within a 12 month period, they would be treated as one event and the owners of the plants where the act occurred would share one full limit of liability (currently $3.2 billion)

In the event of large industry losses, NEIL’s Board of Directors may assess Duke Energy Carolinas for amounts up to 10 times its annual premiums. The current potential maximum assessments are: Primary Property Insurance—$37 million, Excess Property Insurance—$43 million and Accidental Outage Insurance—$22 million.

Pursuant to regulations of the NRC, each company’s property damage insurance policies provide that all proceeds from such insurance be applied, first, to place the plant in a safe and stable condition after a qualifying accident, and second, to decontaminate before any proceeds can be used for decommissioning, plant repair or restoration.

In the event of a loss, the amount of insurance available might not be adequate to cover property damage and other expenses incurred. Uninsured losses and other expenses, to the extent not recovered by other sources, could have a material effect on Duke Energy Carolinas’ results of operations, cash flows or financial position.

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

Remediation Activities. The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. In some cases, Duke Energy no longer owns the property. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remediation requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Reserves associated with remediation activities at certain sites have been recorded and it is anticipated that additional costs associated with remediation activities at certain sites will be incurred in the future. All of these sites generally are managed in the normal course of business or affiliate operations.

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

As of December 31, 2011, Duke Energy Ohio had a total reserve of $28 million, related to remediation work at certain former manufactured gas plant (MGP) sites. Duke Energy Ohio has received an order from the PUCO to defer the costs incurred. As of December 31, 2011, Duke Energy Ohio has deferred $69 million of costs related to the MGP sites. The PUCO will rule on the recovery of these costs at a future proceeding. Management believes it is probable that additional liabilities will be incurred as work progresses at Ohio MGP sites; however, costs associated with future remediation cannot currently be reasonably estimated.

Clean Water Act 316(b). The EPA published its proposed cooling water intake structures rule on April 20, 2011. Duke Energy submitted comments on the proposed rule on August 16, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities and new on-site facility additions that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main approach proposed, most, if not all of the 23 coal and nuclear-fueled generating facilities in which the Duke Energy Registrants are either a whole or partial owner are likely affected sources. Additional sources, including some combined-cycle combustion turbine facilities, may also be impacted, at least for intake modifications.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The EPA has plans to finalize the 316(b) rule in July 2012. Compliance with portions of the rule could begin as early as 2015. Because of the wide range of potential outcomes, including the other three alternative proposals, the Duke Energy Registrants are unable to estimate its costs to comply at this time.

Cross-State Air Pollution Rule (CSAPR). On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual SO2 and NOx budgets that were to take effect on January 1, 2012, and state-level ozone-season NOx budgets that were to take effect on May 1, 2012, allocating emission allowances to affected sources in each state equal to the state budget less an allowance set-aside for new sources. The budget levels were set to decline in 2014 for many states, including each state that the Duke Energy Registrants operate in, except for South Carolina where the budget levels were to remain constant. The rule allowed both intrastate and interstate allowance trading.

Numerous petitions for review of the CSAPR and motions for stay of the CSAPR were filed with the United States Court of Appeals for the District of Columbia. On December 30, 2011 the court ordered a stay of the CSAPR pending the court’s resolution of the various petitions for review. Based on the court’s order, the EPA continues to administer the Clean Air Interstate Rule that the Duke Energy Registrants have been complying with since 2009 and which was to be replaced by the CSAPR beginning in 2012. Oral arguments in the case are scheduled for April 13, 2012, with a court decision expected in the third quarter of 2012.

The stringency of the 2012 and 2014 CSAPR requirements varied among the Duke Energy Registrants. Where the CSAPR requirements were to be constraining, activities to meet the requirements could include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel. The CSAPR was not expected to result in Duke Energy Registrants adding new emission controls. Technical adjustments to the CSAPR recently finalized by the EPA will not materially impact the Duke Energy Registrants. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect the CSAPR requirements as they apply to the Duke Energy Registrants. See Note 12 for further information regarding impairment of emissions allowances as a result of the CSAPR.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend $259 million ($78 million at Duke Energy Carolinas, $63 million at Duke Energy Ohio and $118 million at Duke Energy Indiana) over the period 2012-2016 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems to comply with current regulations. The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of CCPs, primarily ash, from the Duke Energy Registrants’ coal-fired power plants. On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, coal combustion residuals (CCR), a term the EPA uses to describe the CCPs associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. Duke Energy cannot predict the outcome of this rulemaking. However, based on the proposal, the cost of complying with the final regulation will be material, and are not included in the estimates discussed above. The EPA Administrator has indicated that the Agency could issue a final rule in late 2012.

Mercury and Air Toxics Standards (MATS). On February 16, 2012, the final Mercury and Air Toxics Standards rule (previously referred to as the Utility MACT Rule) was published in the Federal Register. The final rule establishes emission limits for hazardous air pollutants, including mercury, from new and existing coal-fired electric generating units. The rule requires sources to comply with the emission limits by April 16, 2015. Under the Clean Air Act, permitting authorities have the discretion to grant up to a 1-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants are evaluating the requirements of the rule and developing strategies for complying with the rule’s requirements. Strategies to achieve compliance with the final MATS rules are likely to include installation of new or upgrades to existing air emission control equipment, the development of monitoring processes and accelerated retirement of some coal-fired electric-generating units. Refer to Note 4, Regulatory Matters, regarding potential plant retirements. Based on a preliminary review, the cost to the Duke Energy Registrants to comply with the final regulation will be material.

While the ultimate regulatory requirements for the Duke Energy Registrants for MATS, Clean Water Act 316(b), CSAPR and CCRs will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed to comply with this group of rules could total $4.5 billion to $5 billion over the next 10 years. The Duke Energy Registrants will seek regulatory recovery of amounts incurred in conjunction with these rulings.

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

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. On February 11, 2011, the trial judge held an initial status conference and on March 22, 2011, the judge entered an interim scheduling order. The parties have filed a stipulation in which the United States and Plaintiff-Intervenors have dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties have filed motions for summary judgment on the remaining claims. No trial date has been set, but a trial is not expected until the second half of 2012, at the earliest.

In November 1999, the U.S. brought a lawsuit in the U.S. Federal District Court for the Southern District of Indiana against Cinergy, Duke Energy Ohio, and Duke Energy Indiana alleging various violations of the CAA for various projects at six owned and co-owned

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Regarding the Gallagher Station units, on October 21, 2008, plaintiffs filed a motion for a new liability trial claiming that defendants misled the plaintiffs and the jury by, among other things, not disclosing a consulting agreement with a fact witness and by referring to that witness as “retired” during the liability trial when in fact he was working for Duke Energy Indiana under the referenced consulting agreement in connection with the trial. On December 18, 2008, the court granted plaintiffs’ motion for a new liability trial on claims for which Duke Energy Indiana was not previously found liable. On May 19, 2009, the jury announced its verdict finding in favor of Duke Energy Indiana on four of the remaining six projects at issue. The two projects in which the jury found violations were undertaken at Gallagher Station Units 1 and 3. The parties to the remedy trial reached a negotiated agreement on those issues and filed a proposed consent decree with the court, which was approved and entered on March 18, 2010. The substantive terms of the proposed consent decree require: (i) conversion of Gallagher Station Units 1 and 3 to natural gas combustion by 2013 (or retirement of the units by February 2012); (ii) installation of additional pollution controls at Gallagher Station Units 2 and 4 by 2011; and (iii) additional environmental projects, payments and penalties. Duke Energy Indiana estimates that these and other actions in the settlement will cost $88 million. Due to the NSR remedy order and consent decree, Duke Energy Indiana requested several approvals from the IURC including approval to add a dry sorbent injection system on Gallagher Station Units 2 and 4, approval to convert to natural gas or retire Gallagher Station Units 1 and 3, and approval to recover expenses for certain SO2 emission allowance expenses required to be surrendered. On September 8, 2010, the IURC approved the implementation of the dry sorbent injection system. On September 28, 2010, Duke Energy Indiana filed a petition requesting the recovery of costs associated with the Gallagher consent decree. Testimony in support of the petition was filed in early December 2010. Duke Energy Indiana subsequently requested the IURC suspend the procedural schedule to allow it time to do a solicitation for capacity options to compare to the proposed conversion of Gallagher Units 1 and 3 to natural gas. On December 28, 2011, the IURC granted Duke Energy Indiana’s request to recover the costs associated with the Gallagher consent decree, but denied the request to recover the SO2 emission allowance expenses under the consent decree.

On January 12, 2012, after receiving approval from the FERC and the IURC, Duke Energy Indiana purchased a portion of the Vermillion Generating Station from its affiliate, Duke Energy Vermillion II, LLC, an indirect wholly-owned subsidiary of Duke Energy Ohio. Refer to Note 3 for further information on the Vermillion transaction. Following the purchase, Duke Energy Indiana retired Gallagher Units 1 and 3 effective February 1, 2012.

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

As discussed above, all matters related to Cinergy, Duke Energy Ohio and Duke Energy Indiana have been resolved without significant impacts. It is not possible to estimate the damages, if any, that might be incurred in connection with the unresolved matters related to Duke Energy Carolinas discussed above. Ultimate resolution of these matters could have a material effect on the consolidated results of operations, cash flows or financial position or Duke Energy Carolinas and Duke Energy. However, the appropriate regulatory treatment will be pursued for any costs incurred in connection with such resolution.

Duke Energy

CO2 Litigation. In July 2004, the states of Connecticut, New York, California, Iowa, New Jersey, Rhode Island, Vermont, Wisconsin and the City of New York brought a lawsuit in the U.S. District Court for the Southern District of New York against Cinergy, American Electric Power Company, Inc., American Electric Power Service Corporation, Southern Company, Tennessee Valley Authority, and Xcel Energy Inc. A similar lawsuit was filed in the U.S. District Court for the Southern District of New York against the same companies by Open Space Institute, Inc., Open Space Conservancy, Inc., and The Audubon Society of New Hampshire. These lawsuits allege that the defendants’ emissions of CO2 from the combustion of fossil fuels at electric generating facilities contribute to global warming and amount to a public nuisance. The complaints also allege that the defendants could generate the same amount of electricity while emitting significantly less CO2. The plaintiffs were seeking an injunction requiring each defendant to cap its CO2 emissions and then reduce them by a specified percentage each year for at least a decade. In September 2005, the District Court granted the defendants’ motion to dismiss the lawsuit. The plaintiffs appealed this ruling to the Second Circuit Court of Appeals. Oral arguments were held before the Second Circuit Court of Appeals on June 7, 2006. In September 2009, the Court of Appeals issued an opinion reversing the district court and reinstating the lawsuit. Defendants filed a petition for rehearing en banc, which was subsequently denied. Defendants filed a petition for certiorari to the U.S. Supreme Court on August 2, 2010. On December 6, 2010, the Supreme Court granted certiorari. Argument on this matter was held on April 19, 2011. On June 20, 2011, the Supreme Court held that the Second Court of Appeals decision should be reversed on the basis that plaintiffs’ claims cannot proceed under federal common law, which was displaced by the CAA and actual or potential EPA regulations. The Court’s decision did not address plaintiffs’ state law claims as those claims had not been presented. On September 2, 2011, plaintiffs notified the Court that they had decided to withdraw their complaints. On December 2, 2011, the District Court dismissed plaintiffs’ federal claims and on December 6, 2011, plaintiffs filed notices of dismissal.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss. The plaintiffs filed a notice of appeal and briefing is complete. By order dated February 23, 2011, the Court stayed oral argument in this case pending the Supreme Court’s ruling in the CO2 litigation discussed above. Following the Supreme Court’s June 20, 2011 decision the Ninth Circuit Court of Appeals held argument in the case on November 28, 2011. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters. However, based on Duke Energy’s past experiences with similar cases of this nature, it does not believe its exposure under these remaining matters is material.

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian Electricity Regulatory Agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new charges are based upon a flat-fee that fails to take into account the locational usage by each generator. DEIGP’s additional assessment under these Resolutions amounts to approximately $61 million, inclusive of interest, through December 2011. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL imposed an additional fine against DEIGP in the amount of $9 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, an order requiring that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

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

Brazil Expansion Lawsuit. On August 9, 2011, the State of São Paulo filed a lawsuit in Brazilian state court against DEIGP based upon a claim that DEIGP is under a continuing obligation to expand installed generation capacity by 15% pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present, within 60 days of service, a detailed expansion plan in satisfaction of the 15% obligation or face civil penalties in the amount of approximately $16,000 per day. Both DEIGP and ANEEL have previously taken a position that the 15% expansion obligation is no longer viable given the changes that have occurred in the electric energy sector since privatization of that sector. After filing various objections, defenses and appeals regarding the referenced order, DEIGP submitted its proposed expansion plan on November 11, 2011. The Court ordered the State of São Paulo to file a response to the proposed plan. That response is outstanding.

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

Crescent Litigation. On September 3, 2010, the Crescent Resources Litigation Trust filed suit against Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The Crescent Resources Litigation Trust was established in May 2010 pursuant to the plan of reorganization

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

approved in the Crescent bankruptcy proceedings in the same court. The complaint alleges that in 2006 the defendants caused Crescent to borrow approximately $1.2 billion from a consortium of banks and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the distribution is subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The plaintiff requests return of the funds as well as other statutory and equitable relief, punitive damages and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. Defendants filed a motion to dismiss in December 2010. On March 21, 2011, the plaintiff filed a response to the defendant’s motion to dismiss and a motion for leave to file an amended complaint, which was granted. The Defendants filed a second motion to dismiss in response to plaintiffs’ amended complaint.

A hearing on the motion was held on August 31, 2011, and the parties are awaiting a ruling. On December 14, 2011, the Plaintiff filed a demand for jury trial and a motion to transfer the case to the federal district court. Defendants responded by filing a motion to strike Plaintiff’s jury demand, but consented to the transfer of the case to the District Court. The court’s ruling on the jury demand and motion to transfer is pending. No trial date has been set. It is not possible to predict at this time whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this lawsuit.

On October 14, 2010, a suit was filed in Mecklenburg County, North Carolina, by a group of Duke Energy shareholders alleging breach of duty of loyalty and good faith by certain Duke Energy directors who were directors at the time of the 2006 Crescent transaction. On January 5, 2011, defendants filed a Notice of Designation of this case for the North Carolina Business Court. On July 22, 2011, the court granted the defendants’ motion to dismiss the lawsuit and the plaintiffs did not appeal the ruling.

Progress Energy Merger Litigation. Duke Energy and Diamond Acquisition Corporation, a wholly owned subsidiary of Duke Energy have been named as defendants in 10 purported shareholder actions filed in North Carolina state court and two cases filed in federal court in North Carolina. The actions, which contain similar allegations, were brought by individual shareholders against the following defendants: Progress Energy, Duke Energy, Diamond Acquisition Corporation and Directors of Progress Energy. The lawsuits allege that the individual defendants breached their fiduciary duties to Progress Energy shareholders and that Duke Energy and Diamond Acquisition Corporation, aided and abetted the individual defendants. The plaintiffs seek damages and to enjoin the merger. One of the state court cases was voluntarily dismissed. On July 11, 2011, the parties to the remaining nine state court cases entered into a Memorandum of Understanding for a disclosure-based settlement of the litigation. The court’s final order approving the settlement was issued on November 29, 2011. The time period for appeal ended on January 18, 2012.

The plaintiff in one of the federal court lawsuits filed a motion for voluntary withdrawal, leaving one federal case pending. The complaint in the federal action includes allegations that defendants violated federal securities laws in connection with the statements contained in Duke Energy’s Registration Statement on Form S-4, as amended, and is now subject to the notice requirements of the Private Securities Litigation Reform Act. Plaintiff’s counsel in the federal case have sent a total of four derivative demand letters to Progress Energy demanding that Progress Energy’s board of directors make certain disclosures, desist from moving forward with the merger and engage in an auction of the company. Progress Energy has indicated that it is evaluating those demands. On August 3, 2011, the Court issued a scheduling order granting the plaintiffs’ unopposed motion for preliminary approval of the proposed settlement. On December 8, 2011, the Plaintiff filed a Notice of Voluntary Dismissal terminating the litigation.

Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and Duke Energy Indiana has been awarded $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for the Cliffside and Edwardsport projects. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. In 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amended complaint; the motion is pending. On July 26, 2010, the District Court denied plaintiffs’ motion for preliminary injunction seeking to halt the issuance of the tax credits.

Duke Energy Carolinas

Duke Energy Carolinas Cliffside Unit 6 Permit. On July 16, 2008, the Southern Alliance for Clean Energy, Environmental Defense Fund, National Parks Conservation Association, Natural Resources Defenses Council, and Sierra Club (collectively referred to as Citizen Groups) filed suit in U.S District Court for the Western District of North Carolina alleging that Duke Energy Carolinas violated the CAA when it commenced construction of Cliffside Unit 6 without obtaining a determination that the MATS emission limits will be met for all prospective hazardous air emissions at that plant. The Citizen Groups claim the right to injunctive relief against further construction at the plant as well as civil penalties in the amount of up to $32,500 per day for each alleged violation. In July 2008, Duke Energy Carolinas voluntarily performed a MATS assessment of air emission controls planned for Cliffside Unit 6 and submitted the results to the Department of Environment and Natural Resources (DENR). On December 2, 2008, the Court granted summary judgment in favor of the Plaintiffs and entered judgment ordering Duke Energy Carolinas to initiate a MATS process before the DAQ. The court did not issue an injunction against further construction, but retained jurisdiction to monitor the MATS proceedings. On December 4, 2008, Duke Energy Carolinas submitted its MATS filing and supporting information to the DAQ specifically seeking DAQ’s concurrence as a threshold matter that construction of Cliffside Unit 6 is not a major source subject to section 112 of the CAA and submitting a MATS determination application. Concurrent with the initiation of the MATS process, Duke Energy Carolinas filed a notice of appeal to the Fourth Circuit Court of Appeals of the Court’s December 2, 2008 order to reverse the Court’s determination that Duke Energy Carolinas violated the CAA. The DAQ issued the revised permit on March 13, 2009, finding that Cliffside Unit 6 is a minor source of hazardous air pollutants (HAPs) and imposing operating conditions to assure that emissions stay below the major source threshold. Based upon DAQ’s minor-source determination, Duke Energy Carolinas filed a motion requesting that the court abstain from further action on the matter and dismiss the plaintiffs’ complaint. The court granted Duke Energy Carolinas motion to abstain and dismissed the plaintiffs’ complaint without prejudice, but also ordered Duke Energy Carolinas to pay the plaintiffs’ attorneys’ fees. On August 3, 2009, plaintiffs filed a notice of appeal of the court’s order and Duke Energy Carolinas likewise appealed on the grounds, among others, that the dismissal should have been with prejudice and the court should not have ordered payment of attorneys’ fees. The appeals have been consolidated. On April 14, 2011, the Fourth Circuit Court of Appeals affirmed the district court’s ruling awarding fees to defendants. Duke Energy Carolinas filed a request for rehearing, which was denied, on May 10, 2011. A settlement was reached in January 2012. Duke Energy Carolinas has paid the attorneys fees and this matter is resolved.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The revised permits, issued by DAQ on January 29, 2008 and March 13, 2009, were appealed by seven different organizations and the appeals were consolidated in the North Carolina Office of Administrative Hearings. Through rulings on motions to dismiss and motions for summary judgment, the administrative law judge narrowed the issues for hearing and two of the parties appealing were dismissed. A hearing was scheduled in October 2011. On October 5, 2011, petitioners and Duke Energy Carolinas agreed to a settlement in principle. The settlement agreement was executed on January 3, 2012. Pursuant to this agreement and existing requirements in the air permit, Duke Energy Carolinas will retire 1667 MWs of older coal-fired units between May 2011 and December 2020. Petitioners moved to dismiss their petitions on January 17, 2012, and the administrative law judge granted the motion to dismiss on January 18, 2012. This matter is now resolved.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of December 31, 2011, there were 181 asserted claims for non-malignant cases with the cumulative relief sought of up to $38 million, and 32 asserted claims for malignant cases with the cumulative relief sought of up to $8 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Consolidated Balance Sheets totaled $801 million and $853 million as of December 31, 2011 2010, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy in 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $968 million in excess of the self insured retention. Insurance recoveries of $813 million and $850 million related to this policy are classified in the respective Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of December 31, 2011 and December 31, 2010, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged that Duke Energy Ohio (then The Cincinnati Gas & Electric Company), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s pending Rate Stabilization Plan (RSP), which was implemented in early 2005. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit, which heard argument on that appeal on January 11, 2012. It is not possible to predict at this time whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this lawsuit.

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Litigation and Legal Proceedings

The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material effect on its consolidated results of operations, cash flows or financial position.

The Duke Energy Registrants have exposure to certain legal matters that are described herein. Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of $810 million and $900 million as of December 31, 2011 and December 31, 2010, respectively, for these proceedings and exposures (the total of which is primarily related to Duke Energy Carolinas). These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of December 31, 2011 and December 31, 2010, Duke Energy recognized $813 and $850 million, respectively, of probable insurance recoveries related to these losses (the total of which is related to Duke Energy Carolinas).

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

Operating and Capital Lease Commitments

The Duke Energy Registrants lease assets in several areas of their operations. Consolidated capitalized lease obligations are classified as debt on the Consolidated Balance Sheets (see Note 6). Amortization of assets recorded under capital leases is included in Depreciation and Amortization on the Consolidated Statements of Operations.

The following table includes rental expense for operating leases. These amounts are included in Operation, Maintenance and Other on the Consolidated Statements of Operations.

	For the years ended December 31,
	2011	2010	2009
	(in millions)
Duke Energy	$104	$122	$129
Duke Energy Carolinas	43	60	56
Duke Energy Ohio	19	19	22
Duke Energy Indiana	24	24	26

The following table includes future minimum lease payments under operating leases, which at inception had a non-cancelable term of more than one year, and capital leases as of December 31, 2011.

	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Operating Leases	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Capital Leases	Operating Leases	Capital Leases
	(in millions)
2012	$81	$36	$37	$2	$12	$9	$19	$4
2013	70	25	31	2	10	8	18	3
2014	55	23	24	3	8	7	12	3
2015	42	22	19	3	7	7	9	3
2016	31	24	13	3	6	6	6	2
Thereafter	202	176	79	21	24	7	8	12

Total	$481	$306	$203	$34	$67	$44	$72	$27

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

6. Debt and Credit Facilities

Summary of Debt and Related Terms

Duke Energy

	Weighted- Average Rate	Year Due	December 31,
			2011	2010
			(in millions)
Unsecured debt	5.7%	2012 – 2037	$8,961	$8,036
Secured debt	3.7%	2012 – 2035	1,118	1,167
First mortgage bonds(a)	5.1%	2013 – 2041	8,182	6,689
Capital leases	7.9%	2012 – 2047	306	283
Other debt(b)	1.9%	2012 – 2041	1,597	1,623
Non-recourse notes payable of VIEs			273	216
Notes payable and commercial paper(c)	0.6%		604	450
Fair value hedge carrying value adjustment			19	25
Unamortized debt discount and premium, net			(60)	(63)

Total debt(d)			21,000	18,426
Short-term notes payable and commercial paper			(154)	—
Current maturities of long-term debt			(1,894)	(275)
Short-term non-recourse notes payable of VIEs			(273)	(216)

Total long-term debt, including long-term debt of VIEs			18,679	17,935

(a)	As of December 31, 2011, substantially all of USFE&G’s electric and gas plant in service is mortgaged under the mortgage bond indentures of Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana.
(b)	Includes $1,515 million and $1,540 million of Duke Energy tax-exempt bonds as of December 31, 2011 and 2010, respectively. As of December 31, 2011 and 2010, $650 million and $583 million, respectively, was secured by first mortgage bonds and $231 million and $348 million, respectively, was secured by a letter of credit.
(c)	Includes $450 million as of both December 31, 2011 and 2010 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 17 days and 14 days as of December 31, 2011 and 2010, respectively.
(d)	As of December 31, 2011 and 2010, $420 million and $489 million, respectively, of debt was denominated in Brazilian Reals.

Duke Energy Carolinas

	Weighted- Average Rate	Year Due	December 31,
			2011	2010
			(in millions)
Unsecured debt	6.1%	2012 – 2037	$2,313	$2,318
Secured debt associated with accounts receivable securitization	1.1%	2013	300	300
First mortgage bonds(a)	5.1%	2013 – 2041	5,913	4,413
Capital leases	14.1%	2012 – 2041	34	21
Tax-exempt bonds(b)	3.4%	2012 – 2040	415	415
Money pool borrowings(c)	0.5%		300	300
Fair value hedge carrying value adjustment			13	16
Unamortized debt discount and premium, net			(14)	(13)

Total debt			9,274	7,770
Current maturities of long-term debt			(1,178)	(8)

Total long-term debt, including long-term debt of VIEs			$8,096	$7,762

(a)	As of December 31, 2011, substantially all of Duke Energy Carolinas’ electric plant in service is mortgaged under the mortgage bond indenture relating to Duke Energy Carolinas.
(b)	As of both December 31, 2011 and 2010, $360 million were secured by first mortgage bonds.
(c)	Classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these money pool borrowings, along with Duke Energy Carolinas’ ability and intent to refinance these balances on a long-term basis.

Duke Energy Ohio

	Weighted- Average Rate	Year Due	December 31,
			2011	2010
			(in millions)
Unsecured debt	5.7%	2012 – 2036	$1,305	$1,305
First mortgage bonds(a)	4.3%	2013 – 2019	700	700
Capital leases	4.8%	2012 – 2020	44	53
Other debt(b)	0.6%	2024 – 2041	533	534
Fair value hedge carrying value adjustment			7	8
Unamortized debt discount and premium, net			(34)	(36)

Total debt			2,555	2,564
Current maturities of long-term debt			(507)	(7)

Total long-term debt			$2,048	$2,557

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)	As of December 31, 2011, substantially all of Franchised Electric & Gas’ electric plant in service is mortgaged under the mortgage bond indenture relating to Duke Energy Ohio (excluding Duke Energy Kentucky).
(b)	Includes $525 million of Duke Energy Ohio tax-exempt bonds as of December 31, 2011 and 2010. As of December 31, 2011 and 2010, $27 million and $77 million, respectively, was secured by a letter of credit.

Duke Energy Indiana

	Weighted- Average Rate	Year Due	December 31,
			2011	2010
			(in millions)
Unsecured debt	5.7%	2012 – 2035	$1,148	$1,149
First mortgage bonds(a)	5.7%	2020 – 2039	1,569	1,577
Capital leases	7.4%	2012 – 2047	27	31
Money pool borrowings(b)	0.5%		450	150
Tax-exempt bonds(c)	2.0%	2019 – 2040	574	575
Unamortized debt discount and premium, net			(9)	(10)

Total debt			3,759	3,472
Notes payable			(300)	—
Current maturities of long-term debt			(6)	(11)

Total long-term debt			$3,453	$3,461

(a)	As of December 31, 2011, substantially all of Duke Energy Indiana’s electric plant in service is mortgaged under the mortgage bond indenture relating to Duke Energy Indiana.
(b)	Includes $150 million as of both December 31, 2011 and 2010, that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these money pool borrowings, along with Duke Energy Indiana’s ability and intent to refinance these balances on a long-term basis.
(c)	As of December 31, 2011 and 2010, $289 million and $223 million, respectively, were secured by first mortgage bonds. As of December 31, 2011 and December 31, 2010, $204 million and $271 million, respectively, was secured by a letter of credit.

Unsecured Debt. In November 2011, Duke Energy issued $500 million of senior notes, which carry a fixed interest rate of 2.15% and mature November 15, 2016. Proceeds from the issuance will be used to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

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

First Mortgage Bonds. In December 2011, Duke Energy Carolinas issued $1 billion principal amount of first mortgage bonds, of which $350 million carry a fixed interest rate of 1.75% and mature December 15, 2016 and $650 million carry a fixed interest rate of 4.25% and mature December 15, 2041. Proceeds from the issuances were used to repay $750 million 6.25% senior unsecured notes which matured January 15, 2012, with the remainder to fund capital expenditures and for general corporate purposes.

In May 2011, Duke Energy Carolinas issued $500 million principal amount of first mortgage bonds, which carry a fixed interest rate of 3.90% and mature June 15, 2021. Proceeds from this issuance were used to fund capital expenditures and for general corporate purposes.

In July 2010, Duke Energy Indiana issued $500 million principal amount of 3.75% first mortgage bonds due July 15, 2020. Proceeds from the issuance were used to repay $123 million of borrowings under Duke Energy’s master credit facility, to fund Duke Energy Indiana’s ongoing capital expenditures and for general corporate purposes.

In June 2010, Duke Energy Carolinas issued $450 million principal amount of 4.30% first mortgage bonds due June 15, 2020. Proceeds from the issuance were used to fund Duke Energy Carolinas’ ongoing capital expenditures and for general corporate purposes.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Debt. At December 31, 2011, Duke Energy Carolinas had $400 million principal amount of 5.625% senior unsecured notes due November 2012 classified as Current maturities of long-term debt on Duke Energy Carolinas’ Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Carolinas’ Consolidated Balance Sheets. Duke Energy Carolinas currently anticipates satisfying this obligation with proceeds from additional borrowings.

At December 31, 2011, Duke Energy Carolinas had $750 million principal amount of 6.25% senior unsecured notes due January 2012 classified as Current maturities of long-term debt on Duke Energy Carolinas’ Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Carolinas’ Consolidated Balance Sheets. As noted above, in January 2012, Duke Energy Carolinas satisfied this obligation with proceeds from borrowings under its December 2011 debt issuance.

At December 31, 2011, Duke Energy Ohio had $500 million principal amount of 5.70% debentures due September 2012 classified as Current maturities of long-term debt on Duke Energy Ohio’s Consolidated Balance Sheets. At December 31, 2010, these notes were classified as Long-term Debt on Duke Energy Ohio’s Consolidated Balance Sheets. Duke Energy Ohio currently anticipates satisfying this obligation with proceeds from additional borrowings.

In April 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of December 31, 2011, is $79 million. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable on Duke Energy’s Consolidated Balance Sheets.

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

Non-Recourse Notes Payable of VIEs. To fund the purchase of receivables, CRC borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to CRC. The borrowings are secured by the assets of CRC and are non-recourse to Duke Energy. The debt is recorded as short term as the facility has an expiration date of October 2012. At December 31, 2011 and 2010, CRC borrowings were $273 million and $216 million, respectively, and are reflected as Non-Recourse Notes Payable of VIEs on Duke Energy’s Consolidated Balance Sheets.

Non-Recourse Long-Term Debt of VIEs. In December 2010, Top of the World Wind Energy LLC, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $193 million principal amount maturing in December 2028. The collateral for this loan is substantially all of the assets of Top of the World Windpower LLC. The initial interest rate on the notes is the six month adjusted LIBOR plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of 3.465% plus the applicable margin, which was 2.375% as of December 31, 2011. Proceeds from the issuance will be used to help fund the existing wind portfolio.

In May 2010, Green Frontier Wind Power, LLC, a subsidiary of DEGS, an indirect wholly-owned subsidiary of Duke Energy, entered into a long-term loan agreement for $325 million principal amount maturing in 2025. The collateral for this loan is a group of five wind farms located in Wyoming, Colorado and Pennsylvania. The initial interest rate on the notes is the six month adjusted London Interbank Offered Rate (LIBOR) plus an applicable margin. In connection with this debt issuance, DEGS entered into an interest rate swap to convert the substantial majority of the loan interest payments from a variable rate to a fixed rate of 3.4% plus the applicable margin, which was 2.5% as of December 31, 2011. Proceeds from the issuance will be used to help fund the existing wind portfolio. As this debt is non-recourse to Duke Energy, the balance at December 31, 2011 and 2010 is classified within Non-Recourse Long-term Debt of VIEs in Duke Energy’s Consolidated Balance Sheets.

Money Pool. The Subsidiary Registrants receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the Subsidiary Registrants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between the money pool participants. Per the terms of the money pool arrangement, the parent company, Duke Energy, may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly-owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Consolidated Balance Sheets. The following table shows the Subsidiary Registrants’ money pool balances and classification within their respective Consolidated Balance Sheets as of December 31, 2011 and 2010.

	December 31, 2011			December 31, 2010
	Receivables	Notes Payable	Long-term Debt	Receivables	Long-term Debt
	(in millions)
Duke Energy Carolinas	$923	$—	$300	$339	$300
Duke Energy Ohio	311	—	—	480	—
Duke Energy Indiana	—	300	150	115	150

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Consolidated Statements of Cash Flows.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Accounts Receivable Securitization. Duke Energy Carolinas securitizes certain accounts receivable through Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary. DERF is a wholly-owned limited liability company with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit, which terminates in August 2013. The credit facility and related securitization documentation contain several covenants, including covenants with respect to the accounts receivable held by DERF, as well as a covenant requiring that the ratio of Duke Energy Carolinas’ consolidated indebtedness to Duke Energy Carolinas’ consolidated capitalization not exceed 65%. As of December 31, 2011 and 2010, the interest rate associated with the credit facility, which is based on commercial paper rates, was 1.1% and 1.2%, respectively, and $300 million was outstanding under the credit facility as of both December 31, 2011 and 2010. The securitization transaction was not structured to meet the criteria for sale accounting treatment under the accounting guidance for transfers and servicing of financial assets and, accordingly, is reflected as a secured borrowing in the Consolidated Balance Sheets. As of December 31, 2011 and 2010, the outstanding balance of the credit facility was secured by $581 million and $637 million, respectively, of accounts receivable held by DERF. The obligations of DERF under the credit facility with a commercial paper conduit are non-recourse to Duke Energy Carolinas. DERF meets the accounting definition of a VIE and is subject to the accounting rules for consolidation and transfers of financial assets. See Note 17 for further information on VIEs.

Floating Rate Debt. Unsecured debt, secured debt and other debt includes floating-rate instruments. Floating-rate instruments are primarily based on commercial paper rates or a spread relative to an index such as LIBOR for debt denominated in U.S. dollars. The following table shows floating rate debt and the average interest rate associated with floating rate debt by registrant as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
		(in millions)
	Floating Debt Balance	Average Interest Rate	Floating Debt Balance	Average Interest Rate
Duke Energy(a)	$2,926	1.5%	$2,851	1.6%
Duke Energy Carolinas	695	0.7%	695	0.8%
Duke Energy Ohio	525	0.5%	525	0.5%
Duke Energy Indiana	802	0.5%	502	0.4%

(a)	Excludes $353 million and $376 million of Brazilian debt at December 31, 2011 and 2010, respectively, that is indexed annually to Brazilian inflation.

Maturities and Call Options

Annual Maturities as of December 31, 2011

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
2012	$1,894	$1,178	$507	$6
2013	1,843	705	263	405
2014	1,609	46	46	5
2015	1,190	506	5	5
2016	1,762	655	54	479
Thereafter	12,275	6,184	1,680	2,559

Total long-term debt, including current maturities	$20,573	$9,274	$2,555	$3,459

The Duke Energy Registrants have the ability under certain debt facilities to call and repay the obligation prior to its scheduled maturity. Therefore, the actual timing of future cash repayments could be materially different than the above as a result of Duke Energy Registrant’s ability to repay these obligations prior to their scheduled maturity.

Available Credit Facilities. In November 2011, Duke Energy entered into a new $6 billion, five-year master credit facility, with $4 billion available at closing and the remaining $2 billion available following successful completion of the proposed merger with Progress Energy. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of December 31, 2011. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of December 31, 2011 (in millions)(a)(b)

	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility Size(c)	$1,250	$1,250	$800	$700	$4,000
Less:
Notes Payable and Commercial Paper(d)	(75)	(300)	—	(150)	(525)
Outstanding Letters of Credit	(51)	(7)	(27)	—	(85)
Tax-Exempt Bonds	—	(95)	(84)	(81)	(260)

Available Capacity	$1,124	$848	$689	$469	$3,130

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are insignificant in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sublimit of each borrower at December 31, 2011. The Duke Energy Ohio sublimit includes $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana (see money pool table above). The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas’ and Duke Energy Indiana’s Consolidated Balance Sheets. Duke Energy issued an additional $75 million of Commercial Paper in 2011. The balance is classified as Notes payable and commercial paper on Duke Energy’s Consolidated Balance Sheets.

At December 31, 2011 and 2010, various tax-exempt bonds, commercial paper issuances and money pool borrowings were classified as Long-term Debt on the Consolidated Balance Sheets. These variable rate tax-exempt bonds, commercial paper issuances and money pool borrowings, which are short-term obligations by nature, are classified as long term due to Duke Energy’s intent and ability to utilize such borrowings as long-term financing. As Duke Energy’s master credit facility and other specific purpose credit facilities have non-cancelable terms in excess of one year as of the balance sheet date, Duke Energy has the ability to refinance these short-term obligations on a long-term basis. The following tables show short-term obligations classified as long-term debt as of December 31, 2011 and 2010:

Short-term obligations classified as long term

	December 31, 2011
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Tax exempt bonds(a)(b)(c)(d)	$491	$95	$111	$285
Notes payable and Commercial paper(e)	450	300	—	150
DERF(f)	300	300	—	—

Total	$1,241	$695	$111	$435

(a)	Of the $491 million of tax-exempt bonds outstanding at December 31, 2011 at Duke Energy, the master credit facility served as a backstop for $287 million of these tax-exempt bonds (of which $27 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(b)	For Duke Energy Carolinas, the master credit facility served as a backstop for the $95 million of tax-exempt bonds outstanding at December 31, 2011.
(c)	All of the $111 million of tax-exempt bonds outstanding at December 31, 2011 at Duke Energy Ohio were backstopped by Duke Energy’s master credit facility (of which $27 million is in the form of letters of credit).
(d)	Of the $285 million of tax-exempt bonds outstanding at December 31, 2011 at Duke Energy Indiana, $81 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(e)	Duke Energy has issued $450 million in Commercial Paper, which is backstopped by the master credit facility, and the proceeds are in the form of loans through the money pool to Duke Energy Carolinas of $300 million and Duke Energy Indiana of $150 million as of December 31, 2011.
(f)	DERF is a short-term obligation backed by a credit facility which expires in August 2013.

	December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Tax exempt bonds(a)(b)(c)(d)	$632	$95	$161	$352
Notes payable and Commercial paper(e)	450	300	—	150
DERF(f)	300	300	—	—

Total	$1,382	$695	$161	$502

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Of the $632 million of tax-exempt bonds outstanding at December 31, 2010, at Duke Energy, the master credit facility served as a backstop for $311 million of these tax-exempt bonds (of which $27 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(b)	For Duke Energy Carolinas, the master credit facility served as a backstop for the $95 million of tax-exempt bonds outstanding at December 31, 2010.
(c)	Of the $161 million of tax-exempt bonds outstanding at December 31, 2010 at Duke Energy Ohio, $111 million were backstopped by Duke Energy’s master credit facility (of which $27 million is in the form of letters of credit), with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(d)	Of the $352 million of tax-exempt bonds outstanding at December 31, 2010 at Duke Energy Indiana, $81 million were backstopped by Duke Energy’s master credit facility, with the remaining balance backstopped by other specific long-term credit facilities separate from the master credit facility.
(e)	Duke Energy has issued $450 million in Commercial Paper, which is backstopped by the master credit facility, and the proceeds are in the form of loans through the money pool to Duke Energy Carolinas of $300 million and Duke Energy Indiana of $150 million as of December 31, 2010.
(f)	DERF is a short-term obligation backed by a credit facility which expires in August 2013.

In January 2012, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $156 million two-year bilateral letter of credit agreement, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit up to $129 million and $27 million, respectively, on their behalf to support various series of variable rate demand bonds. In addition, Duke Energy Indiana entered into a $78 million two-year bilateral letter of credit facility. These credit facilities may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky. In February 2012, letters of credit were issued corresponding to the amount of the facilities to support various series of tax-exempt bonds at Duke Energy Indiana and Duke Energy Kentucky.

In April 2010, Duke Energy and Duke Energy Carolinas entered into a $200 million four-year unsecured revolving credit facility which expires in April 2014. Duke Energy and Duke Energy Carolinas are co-borrowers under this facility, with Duke Energy having a maximum borrowing sublimit of $100 million and Duke Energy Carolinas having no maximum borrowing sublimit. Upon closing of the facility, Duke Energy made an initial borrowing of $75 million for general corporate purposes, which is classified as Long-term debt on the Consolidated Balance Sheets.

In September 2008, Duke Energy Indiana and Duke Energy Kentucky collectively entered into a $330 million three-year letter of credit agreement with a syndicate of banks, under which Duke Energy Indiana and Duke Energy Kentucky may request the issuance of letters of credit up to $279 million and $51 million, respectively, on their behalf to support various series of variable rate demand bonds issued or to be issued on behalf of either Duke Energy Indiana or Duke Energy Kentucky. This credit facility, which is not part of Duke Energy’s master credit facility, may not be used for any purpose other than to support the variable rate demand bonds issued by Duke Energy Indiana and Duke Energy Kentucky. In September 2010, the letter of credit agreement was amended to reduce the size to $327 million and extended the maturity date to September 2012. In September 2011, the maturity date for the agreement was extended to December 2012 and in December 2011, the maturity date was extended to March 2013 and the facility size was reduced to $208 million. The facility was subsequently terminated in 2012.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of December 31, 2011, each of the Duke Energy Registrants were in compliance with all covenants related to their significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements may contain material adverse change clauses.

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

At December 31, 2011 and 2010, $2.0 billion of debt issued by Duke Energy Carolinas was guaranteed by Duke Energy.

Other Loans. During 2011 and 2010, Duke Energy had loans outstanding against the cash surrender value of the life insurance policies that it owns on the lives of its executives. The amounts outstanding were $457 million as of December 31, 2011 and $444 million as of December 31, 2010. The amounts outstanding were carried as a reduction of the related cash surrender value that is included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

7. Guarantees and Indemnifications

Duke Energy and its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy and its subsidiaries enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy or its affiliates, or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for certain guarantees that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Capital against any losses incurred under these guarantee obligations. The maximum potential amount of future payments associated with the guarantees issued by Spectra Capital is $206 million.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2011 was $291 million. Of this amount, $50 million relates to guarantees issued on behalf of less than wholly-owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy.

Of the guarantees noted above, $330 million of the guarantees expire between 2012 and 2028, with the remaining performance guarantees having no contractual expiration.

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

Duke Energy has guaranteed certain issuers of surety bonds, obligating itself to make payment upon the failure of a former non-wholly-owned entity to honor its obligations to a third party, as well as used bank-issued stand-by letters of credit to secure the performance of non-wholly-owned entities to a third party or customer. Under these arrangements, Duke Energy has payment obligations which are triggered by a draw by the third party or customer due to the failure of the non-wholly-owned entity to perform according to the terms of its underlying contract. Substantially all of these guarantees issued by Duke Energy relate to projects at Crescent that were under development at the time of the joint venture creation in 2006. Crescent filed Chapter 11 petitions in a U.S. Bankruptcy Court in June 2009. During 2009, Duke Energy determined that it was probable that it will be required to perform under certain of these guarantee obligations and recorded a charge of $26 million associated with these obligations, which represented Duke Energy’s best estimate of its exposure under these guarantee obligations. At the time the charge was recorded, the face value of the guarantees was $70 million, which has since been reduced to $18 million as of December 31, 2011, as Crescent continues to complete some of its obligations under these guarantees.

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

At December 31, 2011, the amounts recorded on the Consolidated Balance Sheets for the guarantees and indemnifications mentioned above, including performance guarantees associated with projects at Crescent for which it is probable that Duke Energy will be required to perform, is $19 million. This amount is primarily recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

8. Joint Ownership of Generating and Transmission Facilities

Duke Energy Carolinas, along with North Carolina Municipal Power Agency Number 1, North Carolina Electric Membership Corporation and Piedmont Municipal Power Agency, have joint ownership of Catawba Nuclear Station, which is a facility operated by Duke Energy Carolinas.

Duke Energy Ohio, Columbus Southern Power Company, and Dayton Power & Light jointly own electric generating units and related transmission facilities in Ohio. Duke Energy Kentucky and Dayton Power & Light jointly own an electric generating unit. At December 31, 2011, Duke Energy Ohio and WVPA jointly owned Vermillion Station. Additionally, Duke Energy Indiana is a joint-owner of Gibson Station Unit No. 5 with WVPA and Indiana Municipal Power Agency (IMPA), as well as a joint-owner with WVPA and IMPA of certain Indiana transmission property and local facilities. These facilities constitute part of the integrated transmission and distribution systems, which are operated and maintained by Duke Energy Indiana.

The Duke Energy registrant’s share of jointly-owned plant or facilities included on the December 31, 2011 Consolidated Balance Sheets is as follows:

	Ownership Share	Property, Plant, and Equipment	Accumulated Depreciation	Construction Work in Progress
	(in millions)
Duke Energy
Duke Energy Carolinas
Production:
Catawba Nuclear Station (Units 1 and 2)(a)	19.25%	$880	$427	$5
Duke Energy Ohio
Production:
Miami Fort Station (Units 7 and 8)(b)	64.0	612	190	4
W.C. Beckjord Station (Unit 6)(b)(d)	37.5	—	—	—
J.M. Stuart Station(b)(c)	39.0	805	251	17
Conesville Station (Unit 4)(b)(c)	40.0	295	51	14
W.M. Zimmer Station(b)	46.5	1,318	559	39
Killen Station(b)(c)	33.0	304	139	3
Vermillion(b)(e)	75.0	174	61	—
Transmission(a)	Various	104	54	—
Duke Energy Kentucky
Production:
East Bend Station(a)	69.0	434	234	6
Duke Energy Indiana
Production:
Gibson Station (Unit 5)(a)	50.05	305	141	3
Transmission and local facilities(a)	Various	3,335	1,448	—
International Energy
Production:
Brazil – Canoas I and II	47.2	332	91	—

(a)	Included in USFE&G segment.
(b)	Included in Commercial Power segment.
(c)	Station is not operated by Duke Energy Ohio.
(d)	During the 2010 and 2009, Duke Energy Ohio recorded impairment charges to write-down its share of W.C. Beckjord Station to fair value. See Note 12 for further details.
(e)	After receiving approval from the FERC and the IURC, on January 12, 2012, Duke Energy Ohio completed the sale its 75% ownership in the Vermillion Generating Station. Upon the close, Duke Energy Indiana and WVPA held 62.5% and 37.5% interests, respectively. See Notes 2 and 5 for further discussion of the Vermillion transaction.

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following tables present the changes to the liability associated with asset retirement obligations for the Duke Energy Registrants during the years ended December 31, 2011 and 2010:

	December 31, 2011
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Balance as of January 1,	$1,816	$1,728	$27	$46
Accretion expense(a)	111	105	2	2
Liabilities settled	(3)	(1)	(2)	—
Revisions in estimates of cash flows	1	9	—	(9)
Liabilities incurred in the current year	11	5	—	4

Balance as of December 31,	$1,936	$1,846	$27	$43

(a)	Substantially all of the accretion expense for the years ended December 31, 2011 relate to Duke Energy’s regulated electric operations and has been deferred in accordance with regulatory accounting treatment, as discussed above.

	December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Balance as of January 1,	$3,185	$3,098	$36	$42
Accretion expense(a)	97	93	1	2
Correction of prior year error(b)	(1,465)	(1,465)	—	—
Liabilities settled	(10)	(7)	—	(3)
Revisions in estimates of cash flows	(8)	(1)	(10)	4
Liabilities incurred in the current year	12	5	—	1
Other	5	5	—	—

Balance as of December 31,	$1,816	$1,728	$27	$46

(a)	Substantially all of the accretion expense for the years ended December 31, 2010 relate to Duke Energy’s regulated electric operations and has been deferred in accordance with regulatory accounting treatment, as discussed above.
(b)	In the second quarter of 2010, Duke Energy Carolinas recorded a $1.5 billion correction of an error to reduce the nuclear decommissioning asset retirement obligation liability, with offsetting impacts to regulatory assets and property, plant and equipment. This correction had no impact on Duke Energy Carolinas’ equity, results of operations or cash flows.

Duke Energy’s regulated electric and regulated natural gas operations accrue costs of removal for property that does not have an associated legal retirement obligation based on regulatory orders from the various state commissions. These costs of removal are recorded as a regulatory liability in accordance with regulatory treatment. Duke Energy does not accrue the estimated cost of removal for any non-regulated assets (including Duke Energy Ohio’s generation assets). See Note 4 for the estimated cost of removal for assets without an associated legal retirement obligation, which are included in Other Deferred Credits and Other Liabilities on the Consolidated Balance Sheets as of December 31, 2011 and 2010.

Nuclear Decommissioning Costs. In 2009 and 2010, the NCUC and PSCSC, respectively approved a $48 million annual amount for contributions and expense levels for decommissioning. In each of the years ended December 31, 2011, 2010 and 2009, Duke Energy Carolinas expensed $48 million and contributed cash of $48 million to the NDTF for decommissioning costs. These amounts are presented in the Consolidated Statements of Cash Flows in Purchases of Available-For-Sale Securities within Net Cash Used in Investing Activities. The entire amount of these contributions were to the funds reserved for contaminated costs as contributions to the funds reserved for non-contaminated costs have been discontinued since the current estimates indicate existing funds to be sufficient to cover projected future costs. Both the NCUC and the PSCSC have allowed Duke Energy Carolinas to recover estimated decommissioning costs through retail rates over the expected remaining service periods of Duke Energy Carolinas’ nuclear stations. Duke Energy Carolinas believes that the decommissioning costs being recovered through rates, when coupled with expected fund earnings, will be sufficient to provide for the cost of future decommissioning.

The following table includes information related to Duke Energy Carolinas’ NDTF investments.

(in millions)	December 31,
	2011	2010
NDTF investments (a)	$2,060	$2,014
Fair value of assets legally restricted for the purpose of settling assets retirement obligations associated with nuclear decommissioning (b)	1,797	1,744

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)	Amounts are recorded within Investments and Other Assets in the Consolidated Balance Sheets. The increase in the value of the NDTF during 2011 is due to annual contributions made to the funds offset by losses in debt and equity markets in 2011.
(b)	Use of the NDTF funds is restricted to nuclear decommissioning activities and the NDTF is managed and invested in accordance with applicable requirements of various regulatory bodies, including the NRC, the FERC, the NCUC, and the Internal Revenue Service (IRS).

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

The operating licenses for Duke Energy Carolinas’ nuclear units are subject to extension. The following table includes the current expiration of Duke Energy Carolinas nuclear operating licenses.

Unit	Year of Expiration
Catawba Unit 1	2043
Catawba Unit 2	2043
McGuire Unit 1	2041
McGuire Unit 2	2043
Oconee Unit 1	2033
Oconee Unit 2	2033
Oconee Unit 3	2034

10. Property, Plant and Equipment

	December 31, 2011
	Estimated Useful Life	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(Years)	(in millions)
Land	—	$745	$372	$135	$88
Plant—Regulated
Electric generation, distribution and transmission(a)	8 – 125	38,330	26,466	3,595	8,269
Natural gas transmission and distribution(a)	12 – 60	1,927	—	1,927	—
Other buildings and improvements(a)	25 – 100	672	428	106	138
Plant—Unregulated
Electric generation, distribution and transmission(a)	8 – 100	5,464	—	3,997	—
Other buildings and improvements(a)	18 – 40	2,095	—	192	—
Nuclear fuel	—	1,213	1,213	—	—
Equipment(a)	3 – 33	863	248	168	134
Construction in process(a)	—	7,664	3,774	255	2,992
Other(a)	5 – 33	2,477	499	257	170

Total property, plant and equipment		61,450	33,000	10,632	11,791
Total accumulated depreciation—regulated(b),(c)		(16,630)	(11,349)	(1,916)	(3,393)
Total accumulated depreciation—unregulated(c)(d)		(2,159)	—	(678)	—

Total net property, plant and equipment		$42,661	$21,651	$8,038	$8,398

(a)	Includes capitalized leases of $444 million, $53 million, $82 million, and $33 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana, respectively.
(b)	Includes $578 million of accumulated amortization of nuclear fuel at Duke Energy and Duke Energy Carolinas.
(c)	Includes accumulated amortization of capitalized leases of $28 million, an insignificant amount, $11 million and $6 million at Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana, respectively.
(d)	Includes accumulated depreciation of VIEs of $62 million at December 31, 2011 at Duke Energy.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2010
	Estimated Useful Life	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(Years)	(in millions)
Land(a)	—	$743	$357	$133	$89
Plant—Regulated
Electric generation, distribution and transmission(a)	8 – 125	36,744	24,980	3,483	8,282
Natural gas transmission and distribution(a)	12 – 60	1,815	—	1,815	—
Other buildings and improvements(a)	25 – 100	610	366	111	132
Plant—Unregulated
Electric generation, distribution and transmission(a)	8 – 100	5,256	—	3,960	—
Other buildings and improvements(a)	20 – 90	2,108	1	188	—
Nuclear fuel	—	1,176	1,176	—	—
Equipment(a)	3 – 33	718	166	147	128
Construction in process(a)	—	7,015	3,677	182	2,426
Other(a)	5 – 33	2,354	468	240	156

Total property, plant and equipment		58,539	31,191	10,259	11,213
Total accumulated depreciation—regulated(b),(c)		(16,273)	(11,126)	(1,832)	(3,341)
Total accumulated depreciation—unregulated(c)(d)		(1,922)	—	(579)	—

Total net property, plant and equipment		$40,344	$20,065	$7,848	$7,872

(a)	Includes capitalized leases of $414 million, $134 million, and $53 million at Duke Energy, Duke Energy Ohio, and Duke Energy Indiana, respectively.
(b)	Includes $667 million of accumulated amortization of nuclear fuel at Duke Energy and Duke Energy Carolinas.
(c)	Includes accumulated amortization of capitalized leases of $31 million, $17 million and $10 million at Duke Energy, Duke Energy Ohio, and Duke Energy Indiana, respectively.
(d)	Includes accumulated depreciation of VIEs of $45 million at December 31, 2010 at Duke Energy.

The following table presents capitalized interest, which includes the debt component of AFUDC, for the years ended December 31, 2011, 2010, and 2009 respectively:

	Years Ended December 31,
	2011	2010	2009
	(in millions)
Duke Energy	$166	$167	$102
Duke Energy Carolinas	78	83	65
Duke Energy Ohio	9	8	4
Duke Energy Indiana	33	19	13

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

11. Other Income and Expenses, net.

The components of Other Income and Expenses, net on the Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009 are as follows:

Duke Energy

	For the years ended December 31,
	2011	2010	2009
	(in millions)
Income/(Expense):
Interest income	$53	$67	$77
Foreign exchange gains (losses)(a)	2	1	23
AFUDC equity	260	234	153
Deferred returns	10	15	(7)
Other	51	53	38

Total	$376	$370	$284

(a)	Primarily relates to International Energy’s remeasurement of certain cash and debt balances into the functional currency.

Duke Energy Carolinas

	For the years ended December 31,
	2011	2010	2009
	(in millions)
Income/(Expense):
Interest income	$10	$23	$6
AFUDC equity	168	174	125
Deferred returns	10	15	(7)
Other	(2)	—	(2)

Total	$186	$212	$122

Duke Energy Ohio

	For the years ended December 31,
	2011	2010	2009
	(in millions)
Income/(Expense):
Interest income	$14	$18	$10
AFUDC equity	5	4	(2)
Other	—	3	3

Total	$19	$25	$11

Duke Energy Indiana

	For the years ended December 31,
	2011	2010	2009
	(in millions)
Income/(Expense)
Interest income	$14	$14	$14
AFUDC equity	88	56	29
Other	(5)	—	(5)

Total	$97	$70	$38

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

12. Goodwill, Intangible Assets and Impairments

Goodwill. The following table shows goodwill by reportable segment for Duke Energy and Duke Energy Ohio at December 31, 2011 and 2010:

	USFE&G	Commercial Power	International Energy	Total
	(in millions)
Duke Energy
Balance at December 31, 2010:
Goodwill	$3,483	$940	$306	$4,729
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at December 31, 2010, as adjusted for accumulated impairment charges	3,483	69	306	3,858
Foreign Exchange and Other Changes	—	—	(9)	(9)

Balance as of December 31, 2011:
Goodwill	3,483	940	297	4,720
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at December 31, 2011, as adjusted for accumulated impairment charges	$3,483	$69	$297	$3,849

	USFE&G	Commercial Power	Total
	(in millions)
Duke Energy Ohio
Balance at December 31, 2010:
Goodwill	$1,137	$1,188	$2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at December 31, 2010, as adjusted for accumulated impairment charges	921	—	921

Balance as of December 31, 2011:
Goodwill	1,137	1,188	2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at December 31, 2011, as adjusted for accumulated impairment charges	$921	$—	$921

Duke Energy. Duke Energy is required to perform an annual goodwill impairment test as of the same date each year and, accordingly, performs its annual impairment testing of goodwill as of August 31. Duke Energy updates the test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value.

Duke Energy early adopted the revised goodwill impairment accounting guidance during the third quarter of 2011 and applied this revised guidance to its August 31, 2011 annual goodwill impairment test. Pursuant to the revised guidance an entity may first assess qualitative factors to determine whether it is necessary to perform the two step goodwill impairment test. If deemed necessary, the two-step impairment test shall be used to identify potential goodwill impairment and measure the amount of a goodwill impairment loss, if any, to be recognized. Duke Energy’s annual qualitative assessments under the new accounting guidance include reviews of current forecasts compared to prior forecasts, consideration of recent fair value calculations, if any, review of Duke Energy’s, as well as its peers, stock price performance, credit ratings of Duke Energy’s significant subsidiaries, updates to weighted average cost of capital (WACC) calculations or review of the key inputs to the WACC and consideration of overall economic factors, recent regulatory commission actions and related regulatory climates, and recent financial performance. Duke Energy determined it was more likely than not that the fair value of each of its reporting units exceeded their carrying value at August 31, 2011 and that the two step goodwill impairment test was not required.

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

Commercial Power’s non-regulated Midwest generation reporting unit includes nearly 4,000 MW of primarily coal-fired generation capacity in Ohio which was dedicated under the ESP through December 31, 2011. Additionally, this reporting unit has approximately 3,600 MW of gas-fired generation capacity in Ohio, Pennsylvania, Illinois and Indiana which provides generation to unregulated energy markets in the Midwest. The businesses within Commercial Power’s non-regulated Midwest generation reporting unit operate in unregulated markets which allow for customer choice among suppliers. As a result, the operations within this reporting unit are subjected to competitive pressures that do not exist in any of Duke Energy’s regulated jurisdictions.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

The fair value of Commercial Power’s non-regulated Midwest generation reporting unit is impacted by a multitude of factors, including current and forecasted customer demand, forecasted power and commodity prices, uncertainty of environmental costs, competition, the cost of capital, valuation of peer companies and regulatory and legislative developments. Management’s assumptions and views of these factors continually evolve, and certain views and assumptions used in determining the fair value of the reporting unit in the 2010 interim impairment test changed significantly from those used in the 2009 annual impairment test. These factors had a significant impact on the valuation of Commercial Power’s non-regulated Midwest generation reporting unit. More specifically, the following factors significantly impacted management’s valuation of the reporting unit:

•

Sustained lower forward power prices—In Ohio, Duke Energy’s Commercial Power segment provided power to retail customers under the ESP, which utilizes rates approved by the PUCO through 2011. These rates in 2010 were above market prices for generation services, resulting in customers switching to other generation providers. As discussed in Note 4, Duke Energy Ohio will establish a new SSO for retail load customers for generation after the current ESP expires on December 31, 2011. Given forward power prices, which declined from the time of the 2009 impairment, significant uncertainty existed with respect to the generation margin that would be earned under the new SSO.

•

Potentially more stringent environmental regulations from the U.S. EPA—In May and July of 2010, the EPA issued proposed rules associated with the regulation of CCRs to address risks from the disposal of CCRs (e.g., ash ponds) and to limit the interstate transport of emissions of NOx and SO2. These proposed regulations, along with other pending EPA regulations, could result in significant expenditures for coal fired generation plants, and could result in the early retirement of certain generation assets, which do not currently have control equipment for NOx and SO2, as soon as 2014.

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

•

Depressed market power prices—Low natural gas and coal prices put downward pressure on market prices for power. As the economic recession continued throughout 2009, demand for power remained low and market prices were at lower levels than previously forecasted. In Ohio in 2009, Duke Energy provides power to retail customers under an ESP, which utilized rates approved by the PUCO through 2011. These rates were above market prices for generation services. The low levels of market prices impacted price forecasts and placed uncertainty over the pricing of power after the expiration of the ESP at the end of 2011. Additionally, customers began to select alternative energy generation service providers, as allowed by Ohio legislation, which further eroded margins on sales.

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Intangibles. The carrying amount and accumulated amortization of intangible assets as of December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Emission allowances	$66	$29	$37
Gas, coal and power contracts	295	271	24
Wind development rights	137	—	—
Other	72	10	—

Total gross carrying amount	570	310	61

Accumulated amortization—gas, coal and power contracts	(169)	(158)	(11)
Accumulated amortization—wind development rights	(7)	—	—
Accumulated amortization—other	(31)	(9)	—

Total accumulated amortization	(207)	(167)	(11)

Total intangible assets, net	$363	$143	$50

	December 31, 2010
	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Emission allowances	$175	$125	$49
Gas, coal and power contracts	295	271	24
Wind development rights	119	—	—
Other	71	9	—

Total gross carrying amount	660	405	73

Accumulated amortization—gas, coal and power contracts	(157)	(148)	(9)
Accumulated amortization—wind development rights	(5)	—	—
Accumulated amortization—other	(31)	(9)	—

Total accumulated amortization	(193)	(157)	(9)

Total intangible assets, net	$467	$248	$64

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The change in the gross carrying value of emission allowances during the years ended December 31, 2011 and 2010 are as follows:

	December 31, 2011
	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Gross carrying value at beginning of period	$175	$125	$49
Purchases of emission allowances	4	1	2
Sales and consumption of emission allowances(a)(b)	(39)	(18)	(21)
Impairment of emission allowances	(79)	(79)	—
Other changes	5	—	7

Gross carrying value at end of period	$66	$29	$37

	December 31, 2010
	Duke Energy	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Gross carrying value at beginning of period	$274	$191	$82
Purchases of emission allowances	14	12	1
Sales and consumption of emission allowances(a)(b)	(66)	(31)	(34)
Other changes	(47)	(47)	—
	—	—	—

Gross carrying value at end of period	$175	$125	$49

(a)	Carrying value of emission allowances are recognized via a charge to expense when consumed.
(b)	See Note 3 for a discussion of gains and losses on sales of emission allowances by USFE&G and Commercial Power.

Amortization expense for gas, coal and power contracts, wind development rights and other intangible assets for the years ended December 31, 2011, 2010 and 2009 was:

	2011	2010	2009
	(in millions)
Duke Energy	$10	$24	$25
Duke Energy Ohio	8	20	23
Duke Energy Indiana	1	1	1

The table below shows the expected amortization expense for the next five years for intangible assets as of December 31, 2011. The expected amortization expense includes estimates of emission allowances consumption and estimates of consumption of commodities such as gas and coal under existing contracts, as well as estimated amortization related to the wind development projects acquired from Catamount. The amortization amounts discussed below are estimates and actual amounts may differ from these estimates due to such factors as changes in consumption patterns, sales or impairments of emission allowances or other intangible assets, delays in the in-service dates of wind assets, additional intangible acquisitions and other events.

Amortization Expense

	2012	2013	2014	2015	2016
	(in millions)
Duke Energy	$60	$17	$17	$16	$16
Duke Energy Ohio	16	11	10	10	9
Duke Energy Indiana	38	1	1	1	1

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Emission Allowance Impairments. On August 8, 2011, the EPA published its final CSAPR in the Federal Register. As further discussed in Note 5, the CSAPR established state-level annual SO2 and NOx budgets that were to take effect on January 1, 2012, and state-level ozone-season NOx budgets that were to take effect on May 1, 2012, allocating emission allowances to affected sources in each state equal to the state budget less an allowance set-aside for new sources. The budget levels were set to decline in 2014 for many states, including each state that the Duke Energy Registrants operate in, except for South Carolina where the budget levels were to remain constant. The rule allowed both intrastate and interstate allowance trading.

The CSAPR will not utilize CAA emission allowances as the original CAIR provided. The EPA will issue new emission allowances to be used exclusively for purposes of complying with the CSAPR cap-and-trade program. Duke Energy has evaluated the effect of the CSAPR on the carrying value of emission allowances recorded at its USFE&G and Commercial Power segments. Based on the provisions of the CSAPR when the rule was published, Duke Energy Ohio had more SO2 allowances than will be needed to comply with the continuing CAA acid rain cap-and-trade program (excess emission allowances). Duke Energy Ohio incurred a pre-tax impairment of $79 million in the third quarter of 2011 to write down the carrying value of excess emission allowances held by Commercial Power to fair value. The charge is recorded in Goodwill and other impairment charges on Duke Energy and Duke Energy Ohio’s Consolidated Statement of Operations. This amount was based on the fair value of total allowances held by Commercial Power for compliance under the continuing CAA acid rain cap-and-trade program on August 8, 2011.

As discussed in Note 5, on December 30, 2011, the D.C. District Court ordered a stay of the CSAPR. Based on the court’s order, the EPA is expected to continue administering the CAIR that the Duke Energy Registrants have been complying with since 2009 and which was to be replaced by the CSAPR beginning in 2012.

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

Commercial Power. As of December 31, 2011, 2010 and 2009, investments accounted for under the equity method primarily consist of Duke Energy’s approximate 50% ownership interest in the five Sweetwater projects (Phase I-V), which are wind power assets located in Texas that were acquired as part of the acquisition of Catamount and a 49% ownership interest in Suez-DEGS Solutions of Ashtabula LLC. As of December 31, 2011, Duke Energy held a 50% ownership interest INDU Solar Holdings, LLC.

International Energy. As of December 31, 2011, 2010 and 2009, Duke Energy accounted for under the equity method a 25% indirect interest in NMC, which owns and operates a methanol and MTBE business in Jubail, Saudi Arabia.

As of December 31, 2011 and 2010, Duke Energy’s wholly-owned subsidiary, CGP Global Greece Holdings S.A. (CGP Greece) has as its only asset the 25% indirect interest in Attiki, and its only third-party liability is a debt obligation that is secured by the 25% indirect interest in Attiki. The debt obligation is also secured by Duke Energy’s indirect wholly-owned interest in CGP Greece and is otherwise non-recourse to Duke Energy. This debt obligation of $64 million and $66 million as of December 31, 2011 and 2010, respectively, is reflected in Current Maturities of Long-Term Debt on Duke Energy’s Consolidated Balance Sheets. As of December 31, 2011 and 2010, Duke Energy’s investment balance in Attiki was $64 million and $66 million, respectively.

In November 2009, CGP Greece failed to make a scheduled semi-annual installment payment of principal and interest on the debt and in December 2009, Duke Energy decided to abandon its investment in Attiki and the related non-recourse debt. The decision to abandon the investment in Attiki was made in part due to the non-strategic nature of the investment. In January 2010 the counterparty to the debt issued a Notice of Event of Default, asserting its rights to exercise CGP Greece’s voting rights in and receive CGP Greece’s share of dividends paid by Attiki.

During 2010, the counterparty to the debt commenced a process with the joint venture parties to find a buyer for CGP Greece’s 25% indirect interest in Attiki. Effective in January 2010, Duke Energy no longer accounts for Attiki under the equity method, and the investment balance remaining on Attiki was transferred to Other within Assets on the Consolidated Balance Sheet as Duke Energy retains legal ownership of the investment. In December 2011, Duke Energy entered into an agreement to sell its ownership interest in Attiki to an existing equity owner in a series of transactions that will result in the full discharge of its debt obligations. If all conditions of this agreement are met, Duke Energy expects the transaction to close in March 2012.

Other. As of December 31, 2011 and 2010, investments accounted for under the equity method primarily include a 50% ownership interest in the telecommunications investment, DukeNet. As of December 31, 2009, investments accounted for under the equity method primarily included telecommunications investments.

In December 2010, as discussed in Note 3, Duke Energy completed an agreement with Alinda to sell a 50% ownership interest in DukeNet. As a result of the disposition transaction, DukeNet and Alinda are equal 50% owners in the new joint venture. Subsequent to the closing of the DukeNet disposition transaction, effective on December 21, 2010, DukeNet is no longer consolidated into Duke Energy’s consolidated financial statements and is accounted for by Duke Energy as an equity method investment.

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

Impairments. There were no significant pre-tax impairment charges to the carrying value of investments in unconsolidated affiliates during the year ended December 31, 2011. During the years ended December 31, 2010 and 2009, Duke Energy recorded pre-tax impairment charges to the carrying value of investments in unconsolidated affiliates of $11 million and $21 million, respectively. Approximately $18 million of the impairment charge recorded during the year ended December 31, 2009 relates to International Energy’s investment in Attiki, (discussed above). These impairment charges, which were recorded in Gains (Losses) on Sales of Unconsolidated Affiliates on the Consolidated Statements of Operations, were recorded as a result of Duke Energy concluding that it would not be able to recover its carrying value in these investments, thus the carrying value of these investments were written down to their estimated fair value.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Investments in Equity Method Unconsolidated Affiliates

	As of:
	December 31, 2011			December 31, 2010
	Domestic	International	Total	Domestic	International	Total
	(in millions)
U.S. Franchised Electric and Gas	$5	$—	$5	$5	$—	$5
Commercial Power	188	—	188	174	1	175
International Energy	—	91	91	—	83	83
Other	167	9	176	173	8	181

	$360	$100	$460	$352	$92	$444

Equity in Earnings of Equity Method Unconsolidated Affiliates

	For the Years Ended:
	December 31, 2011			December 31, 2010			December 31, 2009
	Domestic	International	Total(a)	Domestic	International	Total(a)	Domestic	International	Total(a)
	(in millions)
U.S. Franchised Electric and Gas	$—	$—	$—	$—	$—	$—	$(10)	$—	$(10)
Commercial Power	6	—	6	7	—	7	7	—	7
International Energy	—	145	145	—	102	102	—	72	72
Other	7	2	9	5	2	7	—	1	1

	$13	$147	$160	$12	$104	$116	$(3)	$73	$70

(a)	Duke Energy’s share of net earnings from these unconsolidated affiliates is reflected in the Consolidated Statements of Operations as Equity in Earnings of Unconsolidated Affiliates.

During the years ended December 31, 2011, 2010 and 2009, Duke Energy received distributions from equity investments of $149 million, $111 million and $83 million, respectively, which are included in Other assets within Cash Flows from Operating Activities on the Consolidated Statements of Cash Flows.

Summarized Combined Financial Information of Equity Method Unconsolidated Affiliates

	As of December 31,
	2011	2010
	(in millions)
Balance Sheet
Current assets	$492	$413
Non-current assets	1,599	1,599
Current liabilities	(267)	(242)
Non-current liabilities	(225)	(145)

Net assets	$1,599	$1,625

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Income Statement
Operating revenues	$1,615	$1,385	$1,509
Operating expenses	865	924	1,252
Net income	607	430	257

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Investments. Commercial Power had an interest in South Houston Green Power, L.P. (SHGP), which is a cogeneration facility containing three combustion turbines in Texas City, Texas. Although Duke Energy owned a significant portion of SHGP, it was not consolidated as Duke Energy did not hold a majority voting control or have the ability to exercise control over SHGP, nor was Duke Energy the primary beneficiary.

Duke Energy exercised the cash settlement option of an asset swap agreement for SHGP and received total cash proceeds of $184 million in December 2010. This transaction did not result in a significant gain.

Advance SC, LLC., which provides funding for economic development projects, educational initiatives, and other programs, was formed during 2004. USFE&G made donations of $3 million, $1 million and $11 million to the unconsolidated subsidiary during the years ended December 31, 2011, 2010 and 2009, respectively. Additionally, at December 31, 2011, USFE&G had an immaterial trade payable to Advance SC, LLC. At December 31, 2010, USFE&G had a trade payable to Advance SC, LLC. of $3 million.

Duke Energy Carolinas

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets are as follows:

Assets/(Liabilities)

	December 31, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets(b)	$51	$293
Non-current assets(c)	111	104
Current liabilities(d)	(171)	(195)
Non-current liabilities(e)	(64)	(93)
Net deferred tax liabilities(f)	(4,509)	(3,906)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits and money pool arrangements as discussed below.
(b)	Of the balance at December 31, 2011, $2 million is classified as Receivables and $49 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2010, $90 million is classified as Receivables and $203 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balances at December 31, 2011 and December 31, 2010 are classified as Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at December 31, 2011, $157 million is classified as Accounts payable and $14 million is classified as accrued taxes on the Consolidated Balance Sheets. The balance at December 31, 2010 is classified as Accounts payable on the Consolidated Balance Sheets.
(e)	The balances at December 31, 2011 and December 31, 2010 are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at December 31, 2011, $(4,555) million is classified as Deferred income taxes and $46 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2010, $(3,988) million is classified as Deferred income taxes and $82 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

As discussed further in Note 21, Duke Energy Carolinas participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Carolinas has been allocated accrued pension and other post-retirement benefit obligations as shown in the following table:

	December 31, 2011	December 31, 2010
	(in millions)
Other current liabilities	$8	$10
Accrued pension and other post-retirement benefit costs	248	242

Total allocated accrued pension and other post-retirement benefit obligations	$256	$252

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Related Party Amounts

	$000,000,000	$000,000,000	$000,000,000
	Years Ended December 31,
	2011	2010	2009
	(in millions)
Corporate governance and shared service expenses(a)	$1,009	$1,016	$825
Indemnification coverages(b)	21	25	28
Rental income and other charged expenses, net(c)	(11)	3	22

(a)	Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations. The increase in 2010 as compared to 2009 is primarily attributable to the 2010 voluntary opportunity plan discussed further in Note 19.
(b)	Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.
(c)	Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.

As discussed further in Note 6, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was $1 million for the years ended December 31, 2011 and 2010, and insignificant for the year ended December 31, 2009. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Consolidated Statements of Operations, was $1 million, for the years ended December 31, 2011 and 2010 and $3 million for the year ended December 31, 2009.

During December 31, 2011 and 2010, Duke Energy Carolinas made equity distributions to its parent, Duke Energy, in the amounts of $299 million and $350 million, respectively.

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

Duke Energy Ohio

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets are as follows:

Assets/(Liabilities)

	December 31, 2011(a)	December 31, 2010(a)
	(in millions)
Current assets(b)	$44	$82
Non-current assets(c)	22	15
Current liabilities(d)	(84)	(86)
Non-current liabilities(e)	—	(42)
Net deferred tax liabilities(f)	(1,751)	(1,579)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, CRC and money pool arrangements as discussed below.
(b)	Of the balance at December 31, 2011, $15 million is classified as Receivables and $29 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2010, $24 million is classified as Receivables and $58 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balances at December 31, 2011 and December 31, 2010 are classified as Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	The balance at December 31, 2011, is classified as Accounts payable on the Consolidated Balance Sheets. Of the balance at December 31, 2010, $(83) million is classified as Accounts payable and $(3) million is classified as Other within Current Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(e)	The balance at December 31, 2010, is classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at December 31, 2011, $(1,798) million is classified as Deferred income taxes and $47 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2010, $(1,588) million is classified as Deferred income taxes and $9 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

As discussed further in Note 21, Duke Energy Ohio participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations as shown in the following table:

	December 31, 2011	December 31, 2010
	(in millions)
Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit costs	166	207

Total allocated accrued pension and other post-retirement benefit obligations	$170	$211

Other Related Party Amounts

	For the Years ended December 31,
	2011	2010	2009
	(in millions)
Corporate governance and shared service expenses(a)	$401	$369	$401
Indemnification coverages(b)	17	19	17
Rental income and other charged expenses, net(c)	(3)	5	5
CRC interest income(d)	13	15	15

(a)	Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.
(b)	Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.
(c)	Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.
(d)	As discussed in Note 17, certain trade receivables have been sold by Duke Energy Ohio to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations.

As discussed further in Note 6, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was $1 million for the years ended December 31, 2011 and 2010, and insignificant for the year ended December 31, 2009. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Consolidated Statements of Operations, was insignificant for each of the years ended December 31, 2011, 2010 and 2009.

Duke Energy Commercial Asset Management (DECAM) is a non-regulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities including the execution of commodity transactions and executing third party vendor and supply contracts as well as service contracts for certain of Duke Energy’s non-regulated entities. The commodity contracts that DECAM enters either do not qualify as hedges or have not been designated as hedges (hereinafter referred to as undersigned contracts), thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Consolidated Statements of Operations. In addition, equal and offsetting mark-to-market impacts of intercompany contracts with non regulated entities are reflected in Duke Energy Ohio’s Consolidated Statements of Operations representing the pass through of the economics of the original contracts to non-regulated entities in accordance with contractual arrangements between Duke Energy Ohio and non-regulated entities. See Note 14 for additional information. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its non-regulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. The intercompany loan agreement was executed in February 2011. An additional intercompany loan agreement was executed in October 2011 so that DECAM can also loan money to the subsidiary of Duke Energy. DECAM had no outstanding intercompany loan payable with the subsidiary of Duke Energy as of December 31, 2011. DECAM had a $90 million intercompany loan receivable with the subsidiary of Duke Energy as of December 31, 2011.

In January 2012, Duke Energy Vermillion, an indirect wholly-owned subsidiary of Duke Energy Ohio, sold its 75% undivided ownership interest in Vermillion Generating Station to Duke Energy Indiana and WVPA. Refer to Notes 2 and 5 for further discussion.

During the years ended December 31, 2011 and 2009, Duke Energy Ohio paid dividends to its parent, Cinergy of $485 million and $360 million, respectively.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Indiana

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Consolidated Balance Sheets are as follows:

Assets/(Liabilities)

	December 31, 2011(a)	December 31, 2010(a)
	(in millions)

Current assets(b)	$18	$51
Non-current assets(c)	2	—
Current liabilities(d)	(97)	(69)
Non-current liabilities(e)	(22)	(20)
Net deferred tax liabilities(f)	(914)	(932)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, CRC and money pool arrangements as discussed below.
(b)	The balance at December 31, 2011, is classified as Receivables on the Consolidated Balance Sheets. Of the balance at December 31, 2010, $27 million is classified as Receivables and $24 million is classified as Other within Current Assets on the Consolidated Balance Sheets.
(c)	The balance at December 31, 2011 is classified as Other within Investments and Other Assets on the Consolidated Balance Sheets.
(d)	Of the balance at December 31, 2011, $(72) million is classified as Accounts payable and $(25) million is classified as Taxes accrued on the Consolidated Balance Sheets. Of the balance at December 31, 2010 $(67) million is classified as Accounts payable and $(2) million is classified as Taxes accrued on the Consolidated Balance Sheets.
(e)	The balances at December 31, 2011 and 2010, are classified as Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(f)	Of the balance at December 31, 2011, $(927) million is classified as Deferred income taxes and $13 million is classified as Other within Current Assets on the Consolidated Balance Sheets. Of the balance at December 31, 2010, $(973) million is classified as Deferred income taxes and $41 million is classified as Other within Current Assets on the Consolidated Balance Sheets.

As discussed further in Note 21, Duke Energy Indiana participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations as shown in the following table:

	December 31, 2011	December 31, 2010
	(in millions)

Other current liabilities	$2	$2
Accrued pension and other post-retirement benefit costs	231	270

Total allocated accrued pension and other post-retirement benefit obligations	$233	$272

Other Related Party Amounts

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Corporate governance and shared service expenses(a)	$415	$364	$343
Indemnification coverages(b)	7	8	10
Rental income and other charged expenses, net(c)	1	8	12
CRC interest income(d)	14	13	12

(a)	Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.
(b)	Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.
(c)	Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.
(d)	As discussed in Note 11, certain trade receivables have been sold by Duke Energy Indiana to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

As discussed further in Note 6, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Consolidated Statements of Operations, was insignificant for the years ended December 31, 2011 and 2010 and $1 million for the year ended December 31, 2009. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Consolidated Statements of Operations, was $1 million for the years ended December 31, 2011, 2010 and 2009.

In January 2012, Duke Energy Vermillion, an indirect wholly-owned subsidiary of Duke Energy Ohio, sold its 75% undivided ownership interest in the Vermillion Generating Station to Duke Energy Indiana and WVPA. Refer to Note 2 and 5 for further discussion.

During the year ended December 31, 2010 and 2009, Duke Energy Indiana received $350 million and $140 million, respectively, in capital contributions, from its parent, Cinergy.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

14. Risk Management, Derivative Instruments and Hedging Activities

The Duke Energy Registrants closely monitor the risks associated with commodity price changes and changes in interest rates on their operations and, where appropriate, use various commodity and interest rate instruments to manage these risks. Certain of these derivative instruments qualify for hedge accounting and are designated as hedging instruments, while others either do not qualify as hedges or have not been designated as hedges (hereinafter referred to as undesignated contracts). The Duke Energy Registrants’ primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to changes in the prices of power and fuel. Interest rate swaps are entered into to manage interest rate risk primarily associated with the Duke Energy Registrants’ variable-rate and fixed-rate borrowings.

The accounting guidance for derivatives requires the recognition of all derivative instruments not identified as NPNS as either assets or liabilities at fair value in the Consolidated Balance Sheets. For derivative instruments that qualify for hedge accounting, the Duke Energy Registrants may elect to designate such derivatives as either cash flow hedges or fair value hedges. The Duke Energy Registrants offset fair value amounts recognized on the Consolidated Balance Sheets related to derivative instruments executed with the same counterparty under the same master netting agreement.

The operations of the USFE&G business segment meet the criteria for regulatory accounting treatment. Accordingly, for derivatives designated as cash flow hedges within USFE&G, gains and losses are reflected as a regulatory liability or asset instead of as a component of AOCI. For derivatives designated as fair value hedges or left undesignated within USFE&G, gains and losses associated with the change in fair value of these derivative contracts would be deferred as a regulatory liability or asset, thus having no immediate earnings impact.

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

Commodity Fair Value Hedges. At December 31, 2011, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At December 31, 2011, there were no open commodity derivative instruments that were designated as cash flow hedges.

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

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. As of December 31, 2011 Duke Energy Carolinas does not have any undesignated commodity contracts.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at December 31, 2011 are primarily associated with forward sales and purchases of power, coal and emission allowances, for the Commercial Power segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electric generation. Undesignated contracts at December 31, 2011 are primarily associated with forward purchases and sales of power, forward purchases of natural gas and financial transmission rights.

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table shows the notional amounts for derivatives related to interest rate risk at December 31, 2011 and December 31, 2010.

Notional Amounts of Derivative Instruments Related to Interest Rate Risk

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Cash Flow Hedges(a)	$841	$—	$—	$—
Undesignated Contracts	247	—	27	200
Fair Value Hedges	275	25	250	—

Total Notional Amount at December 31, 2011	$1,363	$25	$277	$200

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio
	(in millions)
Cash Flow Hedges(a)	$492	$—	$—
Undesignated Contracts	561	500	27
Fair Value Hedges	275	25	250

Total Notional Amount at December 31, 2010	$1,328	$525	$277

(a)	Includes amounts related to non-recourse variable rate long-term debt of VIEs of $466 million at December 31, 2011 and $492 million at December 31, 2010.

Volumes

The following tables show information relating to the volume of Duke Energy and Duke Energy Ohio’s commodity derivative activity outstanding as of December 31, 2011 and December 31, 2010. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy and Duke Energy Ohio have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Derivative Instruments Accounted for At Fair Value

Duke Energy	December 31, 2011	December 31, 2010
Electricity-energy (Gigawatt-hours)	14,118	8,200
Electricity-capacity (Gigawatt-months)	—	58
Emission allowances: SO2 (thousands of tons)	—	8
Emission allowances: NOX (thousands of tons)	9	—
Natural gas (millions of decatherms)	40	37

Duke Energy Ohio	December 31, 2011	December 31, 2010
Electricity-energy (Gigawatt-hours)(a)	14,655	13,183
Electricity-capacity (Gigawatt-months)	—	60
Emission allowances: NOX (thousands of tons)	9	—
Natural gas (millions of decatherms)	2	—

(a)	Amounts include intercompany positions that eliminate at the consolidated Duke Energy level.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table shows fair value amounts of derivative contracts as of December 31, 2011 and 2010, and the line item(s) in the Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Consolidated Balance Sheets

Balance Sheet Location

Duke Energy	December 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	4	—	5	—
Investments and Other Assets: Other	2	—	16	—
Current Liabilities: Other	—	11	—	13
Deferred Credits and Other Liabilities: Other	—	76	—	—

Total Derivatives Designated as Hedging Instruments	$6	$87	$21	$13

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$81	$31	$108	$54
Investments and Other Assets: Other	35	17	55	4
Current Liabilities: Other	136	168	75	118
Deferred Credits and Other Liabilities: Other	25	93	3	72
Interest rate contracts
Investments and Other Assets: Other(a)	—	—	60	—
Current Liabilities: Other	—	2	—	2
Deferred Credits and Other Liabilities: Other(b)	—	75	—	5

Total Derivatives Not Designated as Hedging Instruments	$277	$386	$301	$255

Total Derivatives	$283	$473	$322	$268

(a)	Balance relates to interest rate swaps at Duke Energy Carolinas which receive regulatory accounting treatment.
(b)	As of December 31, 2011, includes $67 million related to interest rate swaps at Duke Energy Indiana which receive regulatory accounting treatment.

Duke Energy Ohio	December 31, 2011		December 31, 2010
	Asset	Liability	Asset	Liability
	(in millions)
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	3	—	4	—
Investments and Other Assets: Other	2	—	2	—

Total Derivatives Designated as Hedging Instruments	$5	$—	$6	$—

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$79	$39	$106	$57
Investments and Other Assets: Other	29	18	6	2
Current Liabilities: Other	136	146	75	98
Deferred Credits and Other Liabilities: Other	22	33	3	7
Interest rate contracts
Current Liabilities: Other	—	1	—	1
Deferred Credits and Other Liabilities: Other	—	8	—	4

Total Derivatives Not Designated as Hedging Instruments	$266	$245	$190	$169

Total Derivatives	$271	$245	$196	$169

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table shows the amount of the gains and losses recognized on derivative instruments qualifying and designated as cash flow hedges by type of derivative contract during the years ended December 31, 2011 and 2010, and the Consolidated Statements of Operations line items in which such gains and losses are included.

Cash Flow Hedges—Location and Amount of Pre-Tax Gains and (Losses) Recognized in Comprehensive Income

	$0,000	$0,000
Duke Energy	Year Ended December 31,
	2011	2010
	(in millions)
Amount of Pre-tax (Losses) Gains Recorded in AOCI
Interest rate contracts	(88)	2

Total Pre-tax (Losses) Gains Recorded in AOCI	$(88)	$2

Location of Pre-tax Gains (Losses) Reclassified from AOCI into Earnings
Commodity contracts
Fuel used in electric generation and purchased power-non-regulated	—	2
Interest rate contracts
Interest expense	(5)	(5)

Total Pre-tax Losses Reclassified from AOCI into Earnings	$(5)	$(3)

	$0,000	$0,000
Duke Energy Ohio	Year Ended December 31,
	2011	2010
	(in millions)
Location of Pre-tax Gains Reclassified from AOCI into Earnings
Commodity contracts
Fuel used in electric generation and purchased power-non-regulated	$—	$2

Total Pre-tax Gains Reclassified from AOCI into Earnings	$—	$2

There was no hedge ineffectiveness during the years ended December 31, 2011 and 2010, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy. At December 31, 2011, $115 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remains in AOCI and a $10 million pre-tax gain is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio. At December 31, 2011, there were no deferred gains or losses on derivative instruments related to commodity cash flow hedges remaining in AOCI.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated hedges by type of derivative instrument during the years ended December 31, 2011 and 2010, and the line item(s) in the Consolidated Statements of Operations in which such gains and losses are included or deferred on the Consolidated Balance Sheets as regulatory assets or liabilities.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Undesignated Hedges—Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

Duke Energy	Year Ended December 31,
	2011	2010
	(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$—	$1
Revenue, non-regulated electric, natural gas and other	(59)	(38)
Fuel used in electric generation and purchased power-non-regulated	(1)	9

Total Pre-tax Losses Recognized in Earnings	$(60)	$(28)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$(1)	$5
Regulatory Liability	17	14
Interest rate contracts
Regulatory Asset(a)	(165)	(1)
Regulatory Liability(b)	(60)	60

Total Pre-tax (Losses) Gains Recognized as Regulatory Assets or Liabilities	$(209)	$78

(a)	Includes losses related to interest rate swaps at Duke Energy Carolinas and Duke Energy Indiana of $94 million and $67 million, respectively, during the year ended December 31, 2011.
(b)	Amounts relate to interest rate swaps at Duke Energy Carolinas.

	$(28)	$(28)
Duke Energy Ohio	Year Ended December 31,
	2011	2010
	(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric and other	(26)	(3)
Fuel used in electric generation and purchased power-non-regulated	(1)	9
Interest rate contracts
Interest expense	(1)	(1)

Total Pre-tax (Losses) Gains Recognized in Earnings(a)	$(28)	$5

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets

	$(28)	$(28)
	2011	2010
Commodity contracts
Regulatory Asset	$1	$5
Interest rate contracts
Regulatory Asset	(4)	(1)

Total Pre-tax (Losses) Gains Recognized as Regulatory Assets	$(3)	$4

(a)	Amounts include intercompany positions that eliminate at the consolidated Duke Energy level.

Credit Risk

The Duke Energy Registrants’ principal customers for its electric and gas businesses are commodity clearinghouses, regional transmission organizations, residential, commercial and industrial end-users, marketers, local distribution companies, municipalities, electric cooperatives and utilities located throughout the U.S. and Latin America. The Duke Energy Registrants have concentrations of receivables

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

from natural gas and electric utilities and their affiliates, as well as municipalities, electric cooperatives, residential, commercial and industrial customers and marketers throughout these regions. These concentrations of customers may affect the Duke Energy Registrants’ overall credit risk in that risk factors can negatively impact the credit quality of the entire sector. Where exposed to credit risk, the Duke Energy Registrants analyze their counterparties’ financial condition prior to entering into an agreement, establish credit limits and monitor the appropriateness of those limits on an ongoing basis.

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

The Duke Energy Registrants also obtain cash, letters of credit or surety bonds from customers to provide credit support outside of collateral agreements, where appropriate, based on its financial analysis of the customer and the regulatory or contractual terms and conditions applicable to each transaction.

For regulated customers, commission rules restrict the ability to requires collateral and minimize exposure through the disconnection of service.

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represents the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at December 31, 2011.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

Duke Energy	December 31, 2011	December 31, 2010
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$96	$148
Collateral Already Posted	36	2
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	5	14

Duke Energy Ohio	December 31, 2011	December 31, 2010
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$94	$147
Collateral Already Posted	35	2
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	5	14

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy and Duke Energy Ohio have elected to offset fair value amounts (or amounts that approximate fair value) recognized on their Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements as of December 31, 2011 and December 31, 2010. See Note 15 for additional information on fair value disclosures related to derivatives.

Information Regarding Cash Collateral under Master Netting Arrangements

	December 31, 2011		December 31, 2010
	(in millions)		(in millions)
Duke Energy	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions on the Consolidated Balance Sheets	$10	—	$2	—
Amounts not offset against net derivative positions on the Consolidated Balance Sheets(a)	30	—	2	3

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	December 31, 2011		December 31, 2010
	(in millions)		(in millions)
Duke Energy Ohio	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions on the Consolidated Balance Sheets	$9	—	$2	—
Amounts not offset against net derivative positions on the Consolidated Balance Sheets (a)	28	$—	—	3

(a)	Amounts primarily represent margin deposits related to futures contracts.

15. Fair Value of Financial Assets and Liabilities

Under current accounting guidance, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability.

The Duke Energy Registrants classify recurring and non-recurring fair value measurements based on the following fair value hierarchy, as prescribed by current accounting guidance, which prioritizes the inputs to valuation techniques used to measure fair value into three levels:

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

Valuation methods of the primary fair value measurements disclosed below are as follows:

Investments in equity securities. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the period. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities. Duke Energy held $89 million par value ($71 million carrying value) and $149 million par value ($118 million carrying value) as of December 31, 2011, and December 31, 2010, respectively of auction rate securities for which an active market does not currently exist. During the year ended December 31, 2011, $59 million of these investments in auction rate securities were redeemed at full par value plus accrued interest. Duke Energy Carolinas held $16 million par value ($12 million carrying value) of auction rate securities at both December 31, 2011, and December 31, 2010. All of these auction rate securities are student loan securities for which substantially all the values are ultimately backed by the U.S. government, and the majority of these securities are AAA rated. As of December 31, 2011 all of these auction rate securities are classified as long-term investments and are valued using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models which incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par, the current level of interest rates, and the appropriate risk-adjusted discount rates when relevant observable inputs are not available to determine the present value of such cash flows. In preparing the valuations, all significant value drivers were considered, including the underlying collateral. Auction rate securities which are classified as Short-term investments are valued using Level 2 measurements, as they are valued at par based on a commitment by the issuer to redeem at par value. There were no auction rate securities classified as Short-term investments as of December 31, 2011 or December 31, 2010.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the years ended December 31, 2011, 2010, or 2009.

Investments in debt securities. Most debt investments (including those held in the NDTF) are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the valuation is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Consolidated Balance Sheets at fair value at December 31, 2011 and 2010. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 14.

	December 31,	December 31,	December 31,	December 31,
	Total Fair Value Amounts at December 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$71	$—	$—	$71
Nuclear decommissioning trust fund equity securities	1,337	1,285	46	6
Nuclear decommissioning trust fund debt securities	723	109	567	47
Other long-term trading and available-for-sale equity securities(b)	68	61	7	—
Other trading and available-for-sale debt securities(c)	382	22	360	—
Derivative assets(b)	74	43	6	25

Total Assets	$2,655	$1,520	$986	$149
Derivative liabilities(d)	(264)	(36)	(164)	(64)

Net Assets	$2,391	$1,484	$822	$85

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Investments and Other Assets and Short-term Investments on the Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

	December 31,	December 31,	December 31,	December 31,
	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$118	$—	$—	$118
Nuclear decommissioning trust fund equity securities	1,365	1,313	46	6
Nuclear decommissioning trust fund debt securities	649	35	573	41
Other long-term trading and available-for-sale equity securities(a)	164	157	7	—
Other long-term trading and available-for-sale debt securities(a)	221	10	211	—
Derivative assets(b)	186	21	81	84

Total Assets	$2,703	$1,536	$918	$249
Derivative liabilities(c)	(132)	(8)	(21)	(103)

Net Assets	$2,571	$1,528	$897	$146

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-fo	Available-fo	Available-fo	Available-fo
	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Year Ended December 31, 2011
Balance at January 1, 2011	$118	$47	$(19)	$146
Total pre-tax realized and unrealized gains (losses) included in earnings:
Revenue, regulated electric(a)	—	—	13	13
Revenue, non-regulated electric, natural gas, and other	—	—	(27)	(27)
Total pre-tax gains included in other comprehensive income
Gains on available for sale securities and other	12	—	—	12
Net purchases, sales, issuances and settlements
Purchases(a)	—	8	8	16
Sales	—	(3)	—	(3)
Settlements	(16)	—	(16)	(32)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	1	2	3
Transfers out of Level 3	(43)	—	—	(43)

Balance at December 31, 2011	$71	$53	$(39)	$85

(a) Derivative amounts relate to financial transmission rights

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2011:
Revenue, non-regulated electric, natural gas, and other	—	—	(20)	(20)

Total	$—	$—	$(20)	$(20)

Year Ended December 31, 2010
Balance at January 1, 2010	$198	$—	$25	$223
Total pre-tax realized and unrealized losses included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(45)	(45)
Fuel used in electric generation and purchased power-non-regulated	—	—	(13)	(13)
Total pre-tax gains (losses) included in other comprehensive income:
Gains on available for sale securities and other	22	—	—	22
Losses on commodity cash flow hedges	—	—	(1)	(1)
Net purchases, sales, issuances and settlements	(102)	45	(3)	(60)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	2	18	20

Balance at December 31, 2010	$118	$47	$(19)	$146

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2010:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$1	$1

Total	$—	$—	$1	$1

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Available-fo	Available-fo	Available-fo	Available-fo
	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Year Ended December 31, 2009
Balance at January 1, 2009	$224	$—	$34	$258
Total pre-tax realized or unrealized (losses) gains included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(5)	(5)
Fuel used in electric generation and purchased power-non-regulated	—	—	16	16
Total pre-tax (losses) gains included in other comprehensive income:
Losses on available for sale securities and other	(10)	—	—	(10)
Gains on commodity cash flow hedges	—	—	1	1
Net purchases, sales, issuances and settlements	(16)	—	(7)	(23)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	—	—	(14)	(14)

Balance at December 31, 2009	$198	$—	$25	$223

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2009:
Revenue, non-regulated electric, natural gas, and other	$—	$—	$(14)	$(14)
Fuel used in electric generation and purchased power-non-regulated	—	—	(12)	(12)

Total	$—	$—	$(26)	$(26)

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Consolidated Balance Sheets at fair value at December 31, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts.

	Total Fair Value Amounts at December 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities	1,337	1,285	46	6
Nuclear decommissioning trust fund debt securities	723	109	567	47
Derivative assets(b)	1	—	1	—

Total assets	$2,073	$1,394	$614	$65

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities	1,365	1,313	46	6
Nuclear decommissioning trust fund debt securities	649	35	573	41
Derivative assets(b)	62	1	61	—

Total assets	2,088	1,349	680	59
Derivative liabilities(c)	(1)	(1)	—	—

Net assets	$2,087	$1,348	$680	$59

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Year Ended December 31, 2011
Balance at January 1, 2011	$12	$47	$59
Net purchases, sales, issuances and settlements:
Purchases	—	8	8
Sales		(3)	(3)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability	—	1	1

Balance at December 31, 2011	$12	$53	$65

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Year Ended December 31, 2010
Balance at January 1, 2010	$66	$—	$66
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	12	—	12
Net purchases, sales, issuances and settlements	(66)	45	(21)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability	—	2	2

Balance at December 31, 2010	$12	$47	$59

Available-for-Sale Auction Rate Securities
(in millions)
Year Ended December 31, 2009
Balance at January 1, 2009	$72
Total pre-tax unrealized losses included in Other Comprehensive income:
Losses on available for sale securities and other	(6)

Balance at December 31, 2009	$66

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Consolidated Balance Sheets at fair value at December 31, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 14.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Total Fair Value Amounts at December 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$56	$42	$5	$9
Derivative liabilities(b)	(30)	(10)	(8)	(12)

Net Assets	$26	$32	$(3)	$(3)

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$59	$20	$6	$33
Derivative liabilities(b)	(32)	(7)	(5)	(20)

Net (Liabilities) Assets	$27	$13	$1	$13

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
Year Ended December 31, 2011
Balance at January 1, 2011	$13
Total pre-tax realized and unrealized losses included in earnings:
Revenue, non-regulated electric and other	(4)
Net purchases, sales, issuances and settlements:
Settlements	(14)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	2

Balance at December 31, 2011	$(3)

There were insignificant amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2011.

Year Ended December 31, 2010
Balance at January 1, 2010	$7
Total pre-tax realized and unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	8
Fuel used in electric generation and purchased power-non-regulated	(12)
Total pre-tax losses included in other comprehensive income:
Losses on commodity cash flow hedges	(1)
Net purchases, sales, issuances and settlements	8
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	3

Balance at December 31, 2010	$13

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Derivatives (net)
Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2010:
Revenue, non-regulated electric and other	$17

Total	$17

Year Ended December 31, 2009
Balance at January 1, 2009	$8
Total pre-tax realized and unrealized (losses) gains included in earnings:
Revenue, non-regulated electric and other	(6)
Fuel used in electric generation and purchased power-non-regulated	16
Total pre-tax gains included in other comprehensive income:
Gains on commodity cash flow hedges	1
Net purchases, sales, issuances and settlements	6
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	(18)

Balance at December 31, 2009	$7

Pre-tax amounts included in the Consolidated Statements of Operations related to Level 3 measurements outstanding at December 31, 2009:
Fuel used in electric generation and purchased power-non-regulated	(12)

Total	$(12)

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Consolidated Balance Sheets at fair value at December 31, 2011 and December 31, 2010. Amounts presented in the tables below exclude cash collateral amounts.

	Total Fair Value Amounts at December 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)	$46	$46	$—	$—
Available-for-sale debt securities(a)	28	—	28	—
Derivative assets(b)	4	—	—	4

Total Assets	78	46	28	4
Derivative liabilities(c)	(69)	(1)	(68)	—

Net Assets	$9	$45	$(40)	$4

(a)	Included in Other within Investments and Other Assets on the Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Year Ended December 31, 2011
Balance at January 1, 2011	$4
Total pre-tax realized or unrealized gains included in earnings:
Revenue, regulated electric(a)	14
Net purchases, sales, issuances and settlements:
Purchases(a)	8
Settlements	(21)
Total losses included on the Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	(1)

Balance at December 31, 2011	$4

(a)	Amounts relate to financial transmission rights.

Year Ended December 31, 2010
Balance at January 1, 2010	$4
Net purchases, sales, issuances and settlements	(15)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	15

Balance at December 31, 2010	$4

Year Ended December 31, 2009
Balance at January 1, 2009	$10
Net purchases, sales, issuances and settlements	(9)
Total gains included on the Consolidated Balance Sheet as regulatory asset or liability or as current or non-current liability	3

Balance at December 31, 2009	$4

Additional Fair Value Disclosures—Long-term debt: The fair value of financial instruments, excluding financial assets and certain financial liabilities included in the scope of the accounting guidance for fair value measurements disclosed in the tables above, is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of December 31, 2011 and 2010 are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	As of December 31, 2011
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value(a)	Approximate Fair Value	Book Value(a)	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities	$20,573	$23,053	$9,274	$10,629	$2,555	$2,688	$3,459	$4,048

(a)	Includes Non-recourse long-term debt of variable interest entities of $949 million for Duke Energy and $300 million for Duke Energy Carolinas.

	As of December 31, 2010
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value	Book Value	Approximate Fair Value
	(in millions)
Long-term debt, including current maturities(a)	$18,210	$19,484	$7,770	$8,376	$2,564	$2,614	$3,472	$3,746

a)	Includes Non-recourse long-term debt of variable interest entities of $976 million for Duke Energy and $300 million for Duke Energy Carolinas.

At both December 31, 2011 and December 31, 2010, the fair value of cash and cash equivalents, accounts and notes receivable, accounts and notes payable and commercial paper, as well as restricted funds held in trust at Duke Energy Ohio, are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

See Note 21 for disclosure of fair value measurements for investments that support Duke Energy’s qualified, non-qualified and other post-retirement benefit plans.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Trading Securities. Duke Energy holds investments in debt and equity securities in grantor trusts that are associated with certain deferred compensation plans. At December 31, 2011 and 2010, the fair value of these investments was $32 million and $29 million, respectively. Additionally, at December 31, 2010 Duke Energy held Windstream Corp. equity securities, which were received as proceeds from the sale of Duke Energy’s equity investment in Q-Comm during the fourth quarter of 2010 (see Note 2). The fair value of these securities at December 31, 2010 was $87 million. Duke Energy subsequently sold these securities in the first quarter of 2011. Proceeds received from the sale of Windstream equity securities are reflected in Net proceeds from the sale of equity investments and other assets, and sales of and collections on notes receivable in the Duke Energy Consolidated Statement of Cash Flows.

Available for Sale Securities. Duke Energy’s available-for-sale securities are primarily comprised of investments held in the NDTF at Duke Energy Carolinas, investments in a grantor trust at Duke Energy Indiana related to other post-retirement benefit plans as required by the IURC, Duke Energy captive insurance investment portfolio, Duke Energy foreign operations investment portfolio, and investments of Duke Energy and Duke Energy Carolinas in auction rate debt securities.

The investments within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas and Duke Energy Indiana have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas and Duke Energy Indiana. Accordingly, all unrealized losses associated with equity securities within the Duke Energy Carolinas NDTF and the Duke Energy Indiana grantor trust are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized losses associated with investments in debt and equity securities within the Duke Energy Carolinas NDTF or the Duke Energy Indiana grantor trust are deferred as a regulatory asset, thus there is no immediate impact on the earnings of Duke Energy Carolinas and Duke Energy Indiana as a result of any other-than-temporary impairments that would otherwise be required to be recognized in earnings.

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

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Since management believes, based on consideration of the criteria above, that no credit loss exists as of December 31, 2011 and 2010, and management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio, and foreign operations investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis, management concluded that there were no other-than-temporary impairments necessary as of December 31, 2011 and 2010. Accordingly, all changes in the market value of investments in auction rate debt securities, captive insurance investments, and foreign operation investments were reflected as a component of other comprehensive income in 2011 and 2010. See Note 15 for additional information related to fair value measurements for investments in auction rate debt securities.

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

Short-term investments. During the year ended December 31, 2011, Duke Energy purchased $190 million of corporate debt securities using excess cash from its foreign operations. These investments are classified as Short-Term Investments on the balance sheet and are available for current operations of Duke Energy’s foreign business. During the year ended December 31, 2011, Duke Energy received proceeds on sales of auction rate securities of approximately $59 million (par value). During the year ended December 31 2010, there were no purchases or sales of short-term investments.

Long-term investments. Duke Energy classifies its investments in debt and equity securities held in the Duke Energy Carolinas NDTF (see Note 15 for further information), the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long term. Additionally, Duke Energy has classified $71 million carrying value ($89 million par value) and $118 million carrying value ($149 million par value) of investments in auction rate debt securities as long-term at December 31, 2011 and 2010, respectively, due to market illiquidity

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long term.

The cost of securities is determined using the specific identification method.

The estimated fair values of investments classified as available-for-sale are as follows (in millions):

Duke Energy

	December 31, 2011			December 31, 2010
	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value	Gross Unrealized Holding Gains(a)	Gross Unrealized Holding Losses(a)	Estimated Fair Value
Short-term Investments	$—	$—	$190	$—	$—	$—

Total short-term investments	$—	$—	$190	$—	$—	$—

Equity Securities	$448	$(18)	$1,397	$481	$(16)	$1,435
Corporate Debt Securities	9	(3)	256	12	(3)	270
Municipal Bonds	3	—	79	1	(9)	69
U.S. Government Bonds	17	—	327	10	(1)	235
Auction Rate Debt Securities	—	(17)	71	—	(31)	118
Other	6	(4)	229	11	(5)	274

Total long-term investments	$483	$(42)	$2,359	$515	$(65)	$2,401

(a)	The table above includes unrealized gains and losses of $473 million and $22 million, respectively, at December 31, 2011 and unrealized gains and losses of $505 million and $32 million, respectively, at December 31, 2010 associated with investments held in the Duke Energy Carolinas NDTF. Additionally, the table above includes unrealized gains of $6 million and $1 million of unrealized losses at December 31, 2011, and unrealized gains of $6 million and an insignificant amount of unrealized losses, at December 31, 2010 associated with investments held in the Duke Energy Indiana grantor trust. As discussed above, unrealized losses on investments within the NDTF and Duke Energy Indiana grantor trust are deferred as a regulatory asset pursuant to regulatory accounting treatment.

For the years ended December 31, 2011 and 2009, a pre-tax gain of $6 million and $7 million, respectively were reclassified out of AOCI into earnings. There were no reclassifications out of AOCI into earnings for the year ended December 31, 2010.

Debt securities held at December 31, 2011, which excludes auction rate securities based on the stated maturity date, mature as follows: $141 million in less than one year, $318 million in one to five years, $240 million in six to 10 years and $381 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded in the Consolidated Statement of Operations, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2011 and 2010.

	As of December 31, 2011			As of December 31, 2010
	Estimated Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Estimated Fair Value(a)	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$123	(6)	$(12)	$85	(11)	$(5)
Corporate Debt Securities	258	(2)	(1)	73	(2)	(2)
Municipal Bonds	3	—	—	42	(8)	(1)
U.S. Government Bonds	8	—	—	38	—	(1)
Auction Rate Debt Securities(b)	71	(17)	—	118	(31)	—
Other	121	—	(4)	84	(1)	(3)

Total long-term investments	$584	$(25)	$(17)	$440	$(53)	$(12)

(a)	The table above includes fair values of $289 million and $226 million at December 31, 2011 and December 31, 2010, respectively, associated with investments held in the Duke Energy Carolinas NDTF. Additionally, the table above includes fair values of $11 million and $5 million at December 31, 2011 and December 31, 2010, respectively, associated with investments held in the Duke Energy Indiana grantor trust.
(b)	See Note 15 for information about fair value measurements related to investments in auction rate debt securities.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Carolinas

	December 31, 2011			December 31, 2010
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$443	$(16)	$1,337	$475	$(16)	$1,365
Corporate Debt Securities	8	(2)	205	10	(3)	227
Municipal Bonds	2	—	51	1	(9)	43
U.S. Government Bonds	16	—	306	10	—	224
Auction Rate Debt Securities	—	(3)	12	—	(3)	12
Other	4	(4)	161	9	(4)	155

Total long-term investments	$473	$(25)	$2,072	$505	$(35)	$2,026

Debt securities held at December 31, 2011, which excludes auction rate securities based on the stated maturity date, mature as follows: $65 million in less than one year, $144 million in one to five years, $205 million in six to 10 years and $309 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded in the Consolidated Statement of Operations, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2011 and December 31, 2010.

	As of December 31, 2011			As of December 31, 2010
	Estimated Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Estimated Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$111	(4)	$(12)	$79	(11)	$(5)
Corporate Debt Securities	57	(1)	(1)	59	(2)	(1)
Municipal Bonds	—	—	—	28	(8)	(1)
U.S. Government Bonds	8	—	—	33	—	—
Auction Rate Debt Securities(a)	12	(3)	—	12	(3)	—
Other	113	(1)	(3)	27	(1)	(3)

Total long-term investments	$301	$(9)	$(16)	$238	$(25)	$(10)

(a)	See Note 15 for information about fair value measurements related to investments in auction rate debt securities.

Duke Energy Indiana

	December 31, 2011			December 31, 2010
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
Equity Securities	$5	$(1)	$46	$6	$—	$47
Municipal Bonds	1	—	28	—	—	26

Total long-term investments	$6	$(1)	$74	$6	$—	$73

Debt securities held at December 31, 2011 mature as follows: $1 million in less than one year, $20 million in one to five years, $6 million in six to 10 years and $1 million thereafter.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded in the Consolidated Statement of Operations, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below as of December 31, 2011 and December 31, 2010.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	As of December 31, 2011			As of December 31, 2010
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
Equity Securities	$8	$—	$(1)	$—	$—	$—
Municipal Bonds	3	—	—	14	—	—

Total long-term investments	$11	$—	$(1)	$14	$—	$—

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the years ended December 31, 2011 and 2010, respectively, or is expected to be provided in the future, that was not previously contractually required.

	Duke Energy
	Duke Energy Carolinas
	Duke Energy Receivables Financing LLC (DERF)	CRC	CinCap V	Renewables	Other	Total
	(in millions)
At December 31, 2011
VIE Balance Sheets
Restricted Receivables of VIEs	$581	$547	$13	$13	$3	$1,157
Other Current Assets	—	—	2	124	8	134
Intangibles, net	—	—	—	12	—	12
Restricted Other Assets of VIEs	—	—	65	10	60	135
Other Assets	—	—	14	36	—	50
Property, Plant and Equipment Cost, VIEs	—	—	—	913	—	913
Less Accumulated Depreciation and Amortization	—	—	—	(62)	—	(62)
Other Deferred Debits	—	—	—	24	2	26

Total Assets	581	547	94	1,070	73	2,365
Accounts Payable	—	—	—	1	1	2
Non-Recourse Notes Payable	—	273	—	—	—	273
Taxes Accrued	—	—	—	3	—	3
Current Maturities of Long-Term Debt	—	—	11	49	5	65
Other Current Liabilities	—	—	3	59	—	62
Non-Recourse Long-Term Debt	300	—	60	528	61	949
Deferred Income Taxes	—	—	—	160	—	160
Asset Retirement Obligation	—	—	—	13	—	13
Other Liabilities	—	—	13	37	—	50

Total Liabilities	300	273	87	850	67	1,577

Noncontrolling interests	—	—	—	—	1	1

Net Duke Energy Corporation Shareholders’ Equity	$281	$274	$7	$220	$5	$787

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Duke Energy
	Duke Energy Carolinas
	Duke Energy Receivables Financing LLC (DERF)	CRC	CinCap V	Renewables	Other	Total
	(in millions)
At December 31, 2010
VIE Balance Sheets
Restricted Receivables of VIEs	$637	$629	$12	$20	$4	$1,302
Other Current Assets	—	—	4	282	8	294
Intangibles, net	—	—	—	13	—	13
Restricted Other Assets of VIEs	—	—	76	(2)	65	139
Other Assets	—	—	23	—	—	23
Property, Plant and Equipment Cost, VIEs	—	—	—	892	50	942
Less Accumulated Depreciation and Amortization	—	—	—	(26)	(29)	(55)
Other Deferred Debits	—	—	—	24	(3)	21

Total Assets	637	629	115	1,203	95	2,679
Accounts Payable	—	—	—	2	2	4
Non-Recourse Notes Payable	—	216	—	—	—	216
Taxes Accrued	—	—	—	1	—	1
Current Maturities of Long-Term Debt	—	—	9	45	7	61
Other Current Liabilities	—	—	5	16	—	21
Non-Recourse Long-Term Debt	300	—	71	518	87	976
Deferred Income Taxes	—	—	—	191	—	191
Asset Retirement Obligation	—	—	—	12	—	12
Other Liabilities	—	—	22	4	—	26

Total Liabilities	300	216	107	789	96	1,508

Noncontrolling interests	—	—	—	—	1	1

Net Duke Energy Corporation Shareholders’ Equity	$337	$413	$8	$414	$(2)	$1,170

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

CRC. CRC was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to CRC. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by CRC through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by CRC to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from CRC (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by CRC against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Losses on collection in excess of the discount are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to CRC may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. For the years ended December 31, 2011, 2010 and 2009, respectively, Duke Energy infused $6 million, $10 million and $11 million of equity to CRC to remedy net worth deficiencies. The amount borrowed fluctuates based on the amount of receivables sold. The debt is short term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is October 2012. CRC is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activity of CRC relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, Duke Energy consolidates CRC. Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC.

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

During the second quarter of 2011, the customer for one of these on-site generation facilities canceled its contract. As a result, the entity providing the on-site generation services no longer has any activity or assets, other than a receivable with payments to be collected through 2017. As of December 31, 2011, Duke Energy no longer consolidates this entity.

NON-CONSOLIDATED VIEs

The table below shows the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact Duke Energy’s, Duke Energy Ohio’s and Duke Energy Indiana’s respective Consolidated Balance Sheets. As discussed above, while Duke Energy consolidates CRC, Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC as they are not the primary beneficiary.

	Renewables	Renewables	Renewables	Renewables	Renewables	Renewables
	Duke Energy
	DukeNet	Renewables	Other	Total	Duke Energy Ohio	Duke Energy Indiana
	(in millions)

At December 31, 2011
Consolidated Balance Sheets
Receivables	$—	$—	$—	$—	$129	$139
Investments in equity method unconsolidated affiliates	129	81	25	235	—	—
Intangibles	—	—	111	111	111	—

Total Assets	129	81	136	346	240	139
Other Current Liabilities	—	—	3	3	—	—
Deferred Credits and Other Liabilities	—	—	18	18	—	—

Total Liabilities	—	—	21	21	—	—

Net Duke Energy Corporation Shareholders’ Equity	$129	$81	$115	$325	$240	$139

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Renewables	Renewables	Renewables	Renewables	Renewables	Renewables
	Duke Energy
	DukeNet	Renewables	Other	Total	Duke Energy Ohio	Duke Energy Indiana
	(in millions)

At December 31, 2010
Consolidated Balance Sheets
Receivables	$—	$—	$—	$—	$216	$192
Investments in equity method unconsolidated affiliates	137	95	23	255	—	—
Intangibles	—	—	119	119	119	—

Total Assets	137	95	142	374	335	192
Other Current Liabilities	—	—	3	3	—	—
Deferred Credits and Other Liabilities	—	—	28	28	—	—

Total Liabilities	—	—	31	31	—	—

Net Duke Energy Corporation Shareholders’ Equity	$137	$95	$111	$343	$335	$192

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the years ended December 31, 2011 and 2010, respectively, or is expected to be provided in the future.

With the exception of the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as “Deferred Credits and Other Liabilities”, the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

CRC. As discussed above, CRC is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price (typically approximates 25% of the total proceeds). The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Balance Sheets at December 31, 2011 and 2010, respectively. The retained interests reflected on the Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. Because the receivables generally turnover in less than two months, credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and the purchased beneficial interest (equity in CRC) is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred. The key assumptions used in estimating the fair value in 2011 and 2010 is detailed in the following table:

	2011	2010

Duke Energy Ohio
Anticipated credit loss ratio	0.8%	0.8%
Discount rate	2.6%	2.7%
Receivable turnover rate	12.7%	12.6%

Duke Energy Indiana
Anticipated credit loss ratio	0.4%	0.5%
Discount rate	2.6%	2.7%
Receivable turnover rate	10.2%	10.2%

The following table shows the gross and net receivables sold as of December 31, 2011 and December 31, 2010, respectively:

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of December 31, 2011	$302	$279
Less: Retained interests	129	139

Net receivables sold as of December 31, 2011	$173	$140

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Duke Energy Ohio	Duke Energy Indiana
Receivables sold as of December 31, 2010	$373	$284
Less: Retained interests	216	192

Net receivables sold as of December 31, 2010	$157	$92

The following table shows the retained interests, sales, and cash flows during the years ended December 31, 2011, 2010 and 2009 respectively:

	Duke Energy Ohio	Duke Energy Indiana
Year Ended December 31, 2011
Sales
Receivables sold	$2,390	$2,658
Loss recognized on sale	21	16
Cash flows
Cash proceeds from receivables sold	$2,474	$2,674
Collection fees received	1	1
Return received on retained interests	12	13

	Duke Energy Ohio	Duke Energy Indiana
Year Ended December 31, 2010
Sales
Receivables sold	$2,858	$2,537
Loss recognized on sale	26	17
Cash flows
Cash proceeds from receivables sold	$2,809	$2,474
Collection fees received	1	1
Return received on retained interests	15	13

	Duke Energy Ohio	Duke Energy Indiana
Year Ended December 31, 2009
Sales
Receivables sold	$3,108	$2,398
Loss recognized on sale	26	16
Cash flows
Cash proceeds from receivables sold	$3,063	$2,353
Collection fees received	2	1
Return received on retained interests	15	12

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Renewables. Duke Energy has investments in various entities that generate electricity through the use of renewable energy technology. Some of these entities, which were part of the Catamount acquisition, are VIEs which are not consolidated due to the joint ownership of the entities when they were created and the power to direct and control key activities is shared jointly Instead, Duke Energy’s investment is recorded under the equity method of accounting. These entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.

Other. Duke Energy has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is Duke Energy Ohio’s 9% ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement through June 2040 to buy power from OVEC’s power plants. The proceeds from the sale of power by OVEC to its power purchase agreement counterparties, including Duke Energy Ohio, are designed to be sufficient for OVEC to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 megawatts of coal-fired generation capacity. As discussed in Note 5, the proposed rulemaking on cooling water intake structures, utility boiler MACT, CSAPR and CCP’s could increase the costs of OVEC which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006.

In addition, the company has guaranteed the performance of certain entities in which the company no longer has an equity interest. As a result, the company has a variable interest in certain other VIEs that are non-consolidated.

18. Earnings Per Share

Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common shareholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common shareholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the years ended December 31, 2011, 2010, and 2009.

(in millions, except per share amounts)	Income	Average Shares	EPS

2011
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$1,702	1,332	$1.28

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$1,702	1,333	$1.28

2010
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$1,315	1,318	$1.00

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$1,315	1,319	$1.00

2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$1,061	1,293	$0.82

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$1,061	1,294	$0.82

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

As of December 31, 2011, 2010 and 2009, 7 million, 13 million and 20 million, respectively, of stock options, unvested stock and performance awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

Beginning in the fourth quarter of 2008, Duke Energy began issuing authorized but previously unissued shares of common stock to fulfill obligations under its Dividend Reinvestment Plan (DRIP) and other internal plans, including 401(k) plans. During the years ended December 31, 2010 and 2009, Duke Energy received proceeds of $288 million and $494 million, respectively, from the sale of common stock associated with these plans. Proceeds from the sale of common stock associated with these plans were not significant in 2011. Duke Energy has discontinued issuing new shares of common stock under the DRIP.

19. Severance

2011 Severance Plans. In conjunction with the proposed merger with Progress Energy, in August 2011, Duke Energy announced plans to offer a voluntary severance plan to approximately 4,850 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Approximately 500 employees accepted the termination benefits during the voluntary window period, which closed on November 30, 2011. Duke Energy reserves the right to reject any request to volunteer based on business needs and/or excessive participation. The estimated amount of severance payments associated with this voluntary plan, contingent upon a successful close of the proposed merger with Progress Energy, are expected to be approximately $80 million.

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

Year Ended December 31, 2010(a)
Duke Energy	$172
Duke Energy Carolinas	99
Duke Energy Ohio	24
Duke Energy Indiana	33

(a)	These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Consolidated Statements of Operations.

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

	Balance at December 31, 2010	Provision/ Adjustments	Cash Reductions	Balance at December 31, 2011
	(in millions)
Duke Energy	$87	$(2)	$(53)	$32
Duke Energy Carolinas	21	(2)	(18)	1
Duke Energy Indiana	1	—	(1)	—

20. Stock-Based Compensation

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy’s 2010 Long-Term Incentive Plan (the 2010 Plan) reserved 75 million shares of common stock for awards to employees and outside directors. The 2010 Plan superseded the 2006 Long-Term Incentive Plan, as amended (the 2006 Plan), and no additional grants will be made from the 2006 Plan. Under the 2010 Plan, the exercise price of each option granted cannot be less than the market price of Duke Energy’s common stock on the date of grant and the maximum option term is 10 years. The vesting periods range from immediate to

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

three years. Duke Energy has historically issued new shares upon exercising or vesting of share-based awards. In 2012, Duke Energy may use a combination of new share issuances and open market repurchases for share-based awards which are exercised or become vested; however Duke Energy has not determined with certainty the amount of such new share issuances or open market repurchases.

The 2010 Plan allows for a maximum of 18.75 million shares of common stock to be issued under various stock-based awards other than options and stock appreciation rights.

Stock-Based Compensation Expense

Pre-tax stock-based compensation expense recorded in the Consolidated Statements of Operations is as follows:

	For the Years Ended December 31,
	2011(a)	2010(a)	2009(a)
	(in millions)
Stock Options	$2	$2	$2
Phantom Awards	27	26	17
Performance Awards	23	39	20
Other Stock Awards	—	—	1

Total	$52	$67	$40

(a)	Excludes stock-based compensation cost capitalized as a component of property, plant and equipment of $2 million, $4 million and $4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

The tax benefit associated with the stock-based compensation expense for the years ended December 31, 2011, 2010 and 2009 was $20 million, $26 million and $16 million, respectively.

Stock Option Activity

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Life (in years)	Aggregate Intrinsic Value (in millions)
Outstanding at December 31, 2010	13,881	$17
Granted	1,074	18
Exercised	(4,734)	15
Forfeited or expired	(3,954)	22

Outstanding at December 31, 2011	6,267	$15	4.6	$41

Exercisable at December 31, 2011	4,256	$15	2.7	$31

Options Expected to Vest	2,011	$17	8.6	$10

On December 31, 2010 and 2009, Duke Energy had 12 million and 17 million exercisable options, respectively with a weighted-average exercise price of $17 and $18, respectively. The options granted in 2011 were expensed immediately, therefore, there is no future compensation cost associated with these options. The following table includes information related to Duke Energy’s stock options.

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Intrinsic value of options exercised	$26	$8	$6
Tax benefit related to options exercised	10	3	2
Cash received from options exercised	74	14	24

	(in thousands of shares)
Stock options granted(a)	1,074	1,103	603

(a)	The options granted in 2011 were expensed immediately, therefore, there is no future compensation cost associated with these options.

These assumptions were used to determine the grant date fair value of the stock options granted during 2011:

Weighted-Average Assumptions for Option Pricing

Risk-free interest rate(a)	2.5%
Expected dividend yield(b)	5.7%
Expected life(c)	6.0 years
Expected volatility(d)	18.8%

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

(a)	The risk free rate is based upon the U.S. Treasury Constant Maturity rates as of the grant date.
(b)	The expected dividend yield is based upon annualized dividends and the 1-year average closing stock price.
(c)	The expected life of options is derived from the simplified method approach.
(d)	Volatility is based upon 50% historical and 50% implied volatility. Historic volatility is based on Duke Energy’s historical volatility over the expected life using daily stock prices. Implied volatility is the average for all option contracts with a term greater than six months using the strike price closest to the stock price on the valuation date.

Phantom Stock Awards

Phantom stock awards issued and outstanding under the 2010 Plan and the 2006 Plan generally vest over periods from immediate to three years. The following table includes information related to Duke Energy’s phantom stock awards.

	Shares awarded (in thousands)	Fair value(a) (in millions)
Years ended December 31,
2011	1,907	$34
2010	1,047	17
2009	1,096	16

(a)	Based on the market price of Duke Energy’s common stock at the grant date.

The following table summarizes information about phantom stock awards outstanding at December 31, 2011:

	Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Number of Phantom Stock Awards:
Outstanding at December 31, 2010	1,763	$17
Granted	1,907	18
Vested	(1,057)	18
Forfeited	(46)	18

Outstanding at December 31, 2011	2,567	$17

Phantom Stock Awards Expected to Vest	2,503	$17

The total grant date fair value of the shares vested during the years ended December 31, 2011, 2010 and 2009 was $19 million, $29 million and $23 million, respectively. At December 31, 2011, Duke Energy had $19 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 2.6 years.

Performance Awards

Stock-based awards issued and outstanding under the 2010 Plan and the 2006 Plan generally vest over three years if performance targets are met. Vesting for certain stock-based performance awards can occur in three years, at the earliest, if performance is met. Certain performance awards granted in 2011, 2010 and 2009 contain market conditions based on the total shareholder return (TSR) of Duke Energy stock relative to a pre-defined peer group (relative TSR). These awards are valued using a path-dependent model that incorporates expected relative TSR into the fair value determination of Duke Energy’s performance-based share awards. The model uses three year historical volatilities and correlations for all companies in the pre-defined peer group, including Duke Energy, to simulate Duke Energy’s relative TSR as of the end of the performance period. For each simulation, Duke Energy’s relative TSR associated with the simulated stock price at the end of the performance period plus expected dividends within the period results in a value per share for the award portfolio. The average of these simulations is the expected portfolio value per share. Actual life to date results of Duke Energy’s relative TSR for each grant is incorporated within the model. Other performance awards not containing market conditions were awarded in 2011, 2010 and 2009. The performance goal for the 2011 and 2010 award is Duke Energy’s Return on Equity (ROE) over a three year period. The performance goal for the 2009 award is Duke Energy’s compounded annual growth rate of annual diluted EPS, adjusted for certain items, over a three year period. All of these awards are measured at grant date price. The following table includes information related to Duke Energy’s performance awards.

	Shares awarded (in thousands)	Fair value(a) (in millions)
Years ended December 31,
2011	1,294	$20
2010	2,734	38
2009	3,426	44

(a)	Based on the market price of Duke Energy’s common stock at the grant date.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table summarizes information about stock-based performance awards outstanding at the maximum level at December 31, 2011:

	Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value
Number of Stock-based Performance Awards:
Outstanding at December 31, 2010	7,550	$14
Granted	1,294	16
Vested	(2,111)	16
Forfeited	(363)	13

Outstanding at December 31, 2011	6,370	$14

Stock-based Performance Awards Expected to Vest	6,212	$14

The total grant date fair value of the shares vested during the years ended December 31, 2011, 2010 and 2009 was $33 million, $15 million and $20 million, respectively. At December 31, 2011, Duke Energy had $17 million of unrecognized compensation cost which is expected to be recognized over a weighted-average period of 1.5 years.

Other Stock Awards

Other stock awards issued and outstanding under the 1998 Plan vest over periods from three to five years. There were no other stock awards issued during the years ended December 31, 2011, 2010 or 2009.

The following table summarizes information about other stock awards outstanding at December 31, 2011:

	Shares (in thousands)	Weighted Average Per Share Grant Date Fair Value

Number of Other Stock Awards:
Outstanding at December 31, 2010	131	$28
Vested	(131)	28
Forfeited	—	—

Outstanding at December 31, 2011	—	$—

The total fair value of the shares vested during the years ended December 31, 2011, 2010 and 2009 was $4 million, $1 million, and $1 million, respectively.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

21. Employee Benefit Plans

Duke Energy

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

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefit payments to be paid to plan participants. The following table includes information related to Duke Energy’s contributions to its U.S. qualified defined benefit pension plans.

	For the Years Ended December 31,
	2012	2011	2010	2009
	(in millions)
Contributions made		$200	$400	$800
Anticipated contributions	$200

Actuarial gains and losses subject to amortization are amortized over the average remaining service period of the active employees. The average remaining service period of active employees covered by the qualified retirement plans is ten years. The average remaining service period of active employees covered by the non-qualified retirement plans is nine years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets in a particular year on a straight line basis over the next five years.

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

Qualified Pension Plans

Components of Net Periodic Pension Costs: Qualified Pension Plans

	For the Years Ended December 31,
	2011(a)	2010(a)	2009(a)
	(in millions)
Service cost	$96	$96	$85
Interest cost on projected benefit obligation	232	248	257
Expected return on plan assets	(384)	(378)	(362)
Amortization of prior service cost	6	5	7
Amortization of actuarial loss	77	50	2
Settlement and contractual termination benefit cost	—	13	—
Other	18	18	17

Net periodic pension costs	$45	$52	$6

(a)	These amounts exclude $14 million, $16 million and $10 million for the years ended December 31, 2011, 2010 and 2009, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Accumulated Other Comprehensive Income and Regulatory Assets: Qualified Pension Plans

	For the Years Ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net increase	$152	$350
Accumulated other comprehensive (income) loss(a)
Deferred income tax asset	(10)	143
Actuarial losses (gains) arising during the year	60	(5)
Amortization of prior year actuarial losses	(8)	(16)
Reclassification of actuarial gains (losses) to regulatory assets	8	(365)
Amortization of prior year prior service cost	(1)	(3)
Reclassification of prior service cost to regulatory assets	—	(19)

Net amount recognized in accumulated other comprehensive (income) loss	$49	$(265)

(a)	Excludes actuarial losses of $2 million in 2011 and $3 million in 2010 recognized in other accumulated comprehensive income, net of tax, associated with a Brazilian retirement plan.

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$4,861	$4,695
Service cost	96	96
Interest cost	232	248
Actuarial (gains) losses	(7)	190
Plan amendments	18	2
Settlement and contractual termination benefit cost	—	13
Benefits paid	(320)	(383)

Obligation at measurement date	$4,880	$4,861

The accumulated benefit obligation was $4,661 million and $4,611 million at December 31, 2011 and 2010, respectively.

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$4,797	$4,224
Actual return on plan assets	64	556
Benefits paid	(320)	(383)
Employer contributions	200	400

Plan assets at measurement date	$4,741	$4,797

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets: Qualified Pension Plans

The following table provides the amounts related to Duke Energy’s qualified pension plans that are reflected in Other within Investments and Other Assets and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Prefunded pension cost	$—	$101
Accrued pension liability	(139)	(165)

Net amount recognized	$(139)	$(64)

The following table provides the amounts related to Duke Energy’s qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$1,411	$1,259
Accumulated other comprehensive (income) loss
Deferred income tax asset	(73)	(63)
Prior service cost	4	5
Net actuarial loss	201	141

Net amount recognized in accumulated other comprehensive (income) loss(a)	$132	$83

(a)	Excludes accumulated other comprehensive income of $19 million and $17 million as of December 31, 2011 and 2010, respectively, net of tax, associated with a Brazilian retirement plan.

Of the amounts above, $98 million of unrecognized net actuarial loss and $5 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2012.

Additional Information: Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$—	$1,052
Accumulated benefit obligation	—	956
Fair value of plan assets	—	951

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2011	2010	2009
	(percentages)
Discount rate	5.10	5.00	5.50
Salary increase (graded by age)	4.40	4.10	4.50

Net Periodic Benefit Cost	2011	2010	2009
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50
Expected long-term rate of return on plan assets	8.25	8.50	8.50

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs: Non-Qualified Pension Plans

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Service cost	$1	$1	$2
Interest cost on projected benefit obligation	8	9	10
Amortization of prior service cost	2	2	2
Settlement credit	—	—	(1)

Net periodic pension costs	$11	$12	$13

Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Regulatory Assets, Regulatory Liabilities and Accumulated Other Comprehensive Income: Non-Qualified Pension Plans

	For the Years Ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net increase	$2	$23
Regulatory liabilities, net increase	7	3
Accumulated other comprehensive (income) loss
Deferred income tax asset	(1)	8
Actuarial losses (gains) arising during the year	1	(8)
Reclassification of actuarial losses to regulatory assets	—	(1)
Amortization of prior year prior service cost	—	(2)
Reclassification of prior services cost to regulatory assets	—	(1)
Reclassification of prior services cost to regulatory liabilities	—	(8)

Net amount recognized in accumulated other comprehensive (income) loss	$—	$(12)

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$167	$173
Service cost	1	1
Interest cost	8	9
Actuarial losses (gains)	(2)	2
Benefits paid	(14)	(18)

Obligation at measurement date	$160	$167

Change in Fair Value of Plan Assets
Benefits paid	$(14)	$(18)
Employer contributions	14	18

Plan assets at measurement date	$—	$—

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The accumulated benefit obligation was $151 million and $160 million at December 31, 2011 and 2010, respectively.

Amounts Recognized in the Consolidated Balance Sheets: Non-Qualified Pension Plans

The following table provides the amounts related to Duke Energy’s non-qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Accrued pension liability(a)	$(160)	$(167)

(a)	Includes $17 million and $19 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

The following table provides the amounts related to Duke Energy’s non-qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits, Other within Deferred Credits and Other Liabilities and AOCI on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$25	$23
Regulatory liabilities	10	3
Accumulated other comprehensive (income) loss
Deferred income tax (asset) liability	—	1
Prior service cost	—	1
Net actuarial loss (gain)	1	(1)

Net amount recognized in accumulated other comprehensive (income) loss	$1	$1

Of the amounts above, $1 million of unrecognized prior service cost and $1 million of unrecognized net actuarial loss will be recognized in net periodic pension costs in 2012.

Additional Information: Non-Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets

	As of December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$160	$167
Accumulated benefit obligation	151	160
Fair value of plan assets	—	—

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2011	2010	2009
	(percentages)
Discount rate	5.10	5.00	5.50
Salary increase (graded by age)	4.40	4.10	4.50

Net Periodic Benefit Cost	2011	2010	2009
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50

The discount rate used to determine the current year pension obligation and following year’s pension expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Other Post-Retirement Benefit Plans

Duke Energy and most of its subsidiaries provide some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

Duke Energy did not make any pre-funding contributions to its other post-retirement benefit plans during the years ended December 31, 2011, 2010 or 2009.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 11 years.

Components of Net Periodic Other Post-Retirement Benefit Costs

	For the Years Ended December 31,
	2011(a)	2010(a)	2009(a)
	(in millions)
Service cost	$7	$7	$7
Interest cost on accumulated post-retirement benefit obligation	35	38	46
Expected return on plan assets	(15)	(15)	(16)
Amortization of prior service credit	(8)	(8)	(8)
Amortization of net transition liability	10	11	10
Amortization of actuarial gain	(3)	(5)	(5)

Net periodic other post-retirement benefit costs	$26	$28	$34

(a)	These amounts exclude $8 million, $9 million and $9 million for the years ended December 31, 2011, 2010 and 2009, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

The Medicare Prescription Drug, Improvement and Modernization Act of 2003 (Modernization Act) introduced a prescription drug benefit under Medicare (Medicare Part D) as well as a federal subsidy to sponsors of retiree health care benefit plans. Accounting guidance issued and adopted by Duke Energy in 2004 prescribes the appropriate accounting for the federal subsidy. The after-tax effect on net periodic post-retirement benefit cost was a decrease of $3 million in 2011, $4 million in 2010 and $3 million in 2009. Duke Energy recognized a $1 million subsidy receivable as of December 31, 2011 and 2010, which is included in Receivables on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities: Other Post-Retirement Benefit Plans

	For the Years Ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net decrease	$(22)	$(14)
Regulatory liabilities, net increase (decrease)	21	(5)
Accumulated other comprehensive (income) loss
Deferred income tax liability	1	1
Actuarial (gain) loss arising during the year	—	(3)
Amortization of prior year actuarial gains	1	1
Reclassification of actuarial losses to regulatory liabilities	—	(8)
Amortization of prior year prior service credit	—	2
Reclassification of prior service credit to regulatory liabilities	—	9
Amortization of prior year net transition liability	—	(2)
Reclassification of net transition liability to regulatory liabilities	—	(2)

Net amount recognized in accumulated other comprehensive (income) loss	$2	$(2)

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$723	$728
Service cost	7	7
Interest cost	35	38
Plan participants’ contributions	32	35
Actuarial gain	(55)	(12)
Benefits paid	(83)	(79)
Early retiree reinsurance program subsidy	3	—
Accrued retiree drug subsidy	5	6

Accumulated post-retirement benefit obligation at measurement date	$667	$723

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$186	$169
Actual return on plan assets	4	19
Benefits paid	(83)	(79)
Employer contributions	42	42
Plan participants’ contributions	32	35

Plan assets at measurement date	$181	$186

Amounts Recognized in the Consolidated Balance Sheets: Other Post-Retirement Benefit Plans

The following table provides the amounts related to Duke Energy’s other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Accrued other post-retirement liability(a)	$(486)	$(537)

(a)	Includes $3 million and $2 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides the amounts related to Duke Energy’s other post-retirement benefit plans that are reflected in Other within Regulatory Assets and Deferred Debits, Other within Deferred Credits and Other Liabilities and AOCI on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$37	$59
Regulatory liabilities	107	86
Accumulated other comprehensive (income)/loss:
Deferred income tax liability	4	3
Prior service credit	(3)	(3)
Net actuarial loss (gain)	(6)	(7)

Net amount recognized in accumulated other comprehensive (income)/loss	$(5)	$(7)

Of the amounts above, $8 million of unrecognized net transition obligation, $6 million of unrecognized actuarial gains and $8 million of unrecognized prior service credit (which will reduce pension expense) will be recognized in net periodic pension costs in 2012.

Assumptions Used for Other Post-Retirement Benefits Accounting

	As of December 31,
Determined Benefit Obligations	2011	2010	2009
	(percentages)
Discount rate	5.10	5.00	5.50

Net Periodic Benefit Cost	2011	2010	2009
Discount rate	5.00	5.50	6.50
Expected long-term rate of return on plan assets	5.36-8.25	5.53-8.50	5.53-8.50
Assumed tax rate(a)	35.0	35.0	35.0

(a)	Applicable to the health care portion of funded post-retirement benefits.

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Assumed Health Care Cost Trend Rate

	2011	2010
Health care cost trend rate assumed for next year	8.75%	8.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$2	$(2)
Effect on post-retirement benefit obligation	31	(28)

Expected Benefit Payments: Defined Benefit Retirement Plans

The following table presents Duke Energy’s expected benefit payments to participants in its qualified, non-qualified and other post-retirement benefit plans over the next 10 years, which are primarily paid out of the assets of the various trusts. These benefit payments reflect expected future service, as appropriate.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans(a)	Total
		(in millions)
Years Ended December 31,
2012	$463	$17	$49	$529
2013	451	15	52	518
2014	440	17	53	510
2015	434	14	54	502
2016	428	13	55	496
2017 – 2021	2,050	64	270	2,384

(a)	Duke Energy expects to receive future subsidies under Medicare Part D of $4 million in 2012 and $3 million in each of the years 2013-2016, and a total of $15 million during the years 2017-2021.

Plan Assets

Master Retirement Trust. Assets for both the qualified pension and other post-retirement benefits are maintained in a Master Retirement Trust (Master Trust). Approximately 97% of Master Trust assets were allocated to qualified pension plans and approximately 3% were allocated to other post-retirement plans, as of December 31, 2011 and 2010. The investment objective of the Master Trust is to achieve reasonable returns, subject to a prudent level of portfolio risk, for the purpose of enhancing the security of benefits for plan participants. The long-term rate of return of 8.00% as of December 31, 2011, for the Master Trust was developed using a weighted-average calculation of expected returns based primarily on future expected returns across asset classes considering the use of active asset managers. The following table includes the weighted-average returns expected by asset classes:

Asset Class	Weighted- average returns expected
U.S. Equities	2.61%
Non-U.S. Equities	1.50%
Global Equities	0.99%
Debt Securities	1.69%
Global Private Equity	0.37%
Hedge Funds	0.24%
Real Estate	0.30%
Other Global Securities	0.30%

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

The following table presents target and actual asset allocations for the Master Trust at December 31, 2011 and 2010:

Asset Category	Target Allocation	Percentage at December 31,
		2011	2010

U.S. equity securities	28%	28%	30%
Non-U.S. equity securities	15	15	19
Global equity securities	10	9	10
Debt securities	32	32	27
Global private equity securities	3	1	—
Hedge funds	4	3	3
Real estate and cash	4	9	7
Other global securities	4	3	4

Total	100%	100%	100%

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

VEBA I/II. Duke Energy also invests other post-retirement assets in the Duke Energy Corporation Employee Benefits Trust (VEBA I). As of December 31, 2010, Duke Energy invested in the Duke Energy Corporation Post-Retirement Medical Benefits Trust (VEBA II). The investment objective of VEBA I is to achieve sufficient returns, subject to a prudent level of portfolio risk, for the purpose of promoting the security of plan benefits for participants. VEBA I is passively managed.

The following tables present target and actual asset allocations for the VEBA I and VEBA II at December 31, 2011 and 2010:

VEBA I Asset Category	Target Allocation	Percentage at December 31,
		2011	2010
U.S. equity securities	30%	20%	22%
Debt securities	45	31	34
Cash	25	49	44

Total	100%	100%	100%

VEBA II Asset Category	Target Allocation	Percentage at December 31,
		2011	2010
U.S. equity securities	—%	—%	1%
Debt securities	—	—	69
Cash	—	—	30

Total	—%	—%	100%

Fair Value Measurements. The accounting guidance for fair value defines fair value, establishes a framework for measuring fair value in GAAP in the U.S. and expands disclosure requirements about fair value measurements. Under the accounting guidance for fair value, fair value is considered to be the exchange price in an orderly transaction between market participants to sell an asset or transfer a liability at the measurement date. The fair value definition focuses on an exit price, which is the price that would be received by Duke Energy to sell an asset or paid to transfer a liability versus an entry price, which would be the price paid to acquire an asset or received to assume a liability. Although the accounting guidance for fair value does not require additional fair value measurements, it applies to other accounting pronouncements that require or permit fair value measurements.

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides the fair value measurement amounts for Master Trust qualified pension and other post-retirement assets at December 31, 2011:

	Total Fair Value Amounts at December 31, 2011(a)	Level 1	Level 2	Level 3
	(in millions)
Master Trust
Equity securities	$2,568	$1,745	$823	$—
Corporate bonds	1,237	—	1,236	1
Short-term investment funds	328	276	52	—
Partnership interests	127	—	—	127
Hedge funds	89	—	89	—
Real estate investment trust	152	—	—	152
U.S. Government securities	211	—	211	—
Other investments(b)	33	30	2	1
Guaranteed investment contracts	39	—	—	39
Government bonds—Foreign	39	—	38	1
Cash	7	7	—	—
Asset backed securities	4	—	3	1
Government and commercial mortgage backed securities	8	—	8	—

Total Assets	$4,842	$2,058	$2,462	$322

(a)	Excludes $27 million in net receivables and payables associated with security purchases and sales.
(b)	Includes pending investment sales (net of investment purchases) of $3 million.

The following table provides the fair value measurement amounts for Master Trust qualified pension and other post-retirement assets at December 31, 2010:

	Total Fair Value Amounts at December 31, 2010(a)	Level 1	Level 2	Level 3
	(in millions)
Master Trust
Equity securities	$2,978	$2,019	$959	$—
Corporate bonds	1,062	11	1,040	11
Short-term investment funds	484	469	15	—
Partnership interests	108	—	—	108
Hedge funds	94	—	94	—
Real estate investment trust	66	—	—	66
U.S. Government securities	138	—	138	—
Other investments(b)	(121)	(84)	3	(40)
Guaranteed investment contracts	38	—	—	38
Government bonds—Foreign	35	—	34	1
Cash	2	2	—	—
Asset backed securities	9	—	8	1
Government and commercial mortgage backed securities	8	—	8	—

Total Assets	$4,901	$2,417	$2,299	$185

(a)	Excludes $23 million in net receivables and payables associated with security purchases and sales.
(b)	Includes pending investment sales (net of investment purchases) of $(139) million.

The following table provides the fair value measurement amounts for VEBA I other post-retirement assets at December 31, 2011:

	Total Fair Value Amounts at December 31, 2011	Level 1	Level 2	Level 3
	(in millions)
VEBA I
Cash and cash equivalents	$26	$—	$26	$—
Equity securities	11	—	11	—
Debt securities	16	—	16	—

Total Assets	$53	$—	$53	$—

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides the fair value measurement amounts for VEBA I and VEBA II other post-retirement assets at December 31, 2010:

	Total Fair Value Amounts at December 31, 2010	Level 1	Level 2	Level 3
	(in millions)
VEBA I/II
Cash and cash equivalents	$30	$—	$30	$—
Equity securities	12	—	12	—
Debt securities	17	—	17	—

Total Assets	$59	$—	$59	$—

The following table provides a reconciliation of beginning and ending balances of Master Trust assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3) for the year ended December 31, 2011:

Master Trust

Year Ended December 31, 2011 (in millions)
Balance at January 1, 2011	$185

Purchases, sales, issuances and settlements:
Purchases	156
Sales	(29)
Total gains (losses), (realized and unrealized) and other	10

Balance at December 31, 2011	$322

The following table provides a reconciliation of beginning and ending balances of Master Trust assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3) for the year ended December 31, 2010:

Master Trust

Year Ended December 31, 2010 (in millions)
Balance at January 1, 2010	$256

Purchases, sales, issuances and settlements (net)	(71)
Total gains (losses), realized and unrealized and other	—

Balance at December 31, 2010	$185

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Employee Savings Plans

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Most employees participate in a matching contribution formula where Duke Energy provides a matching contribution generally equal to 100% of employee before-tax and Roth 401(k) contributions, of up to 6% of eligible pay per pay period. Duke Energy made pre-tax employer matching contributions of $86 million in 2011, $85 million in 2010 and $80 million in 2009. Dividends on Duke Energy shares held by the savings plans are charged to retained earnings when declared and shares held in the plans are considered outstanding in the calculation of basic and diluted earnings per share.

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

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. The following table includes information related to Duke Energy Carolinas’ contributions to Duke Energy’s qualified defined benefit pension plans.

	Years Ended December 31,
	2012	2011	2010	2009
	(in millions)
Contributions made		$33	$158	$158
Anticipated contributions	$66

Actuarial gains and losses subject to amortization are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the qualified retirement plans is nine years. The average remaining service period of active employees covered by the non-qualified retirement plans is also nine years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets in a particular year on a straight-line basis over the next five years.

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

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Qualified Pension Plans

Components of Net Periodic Pension (Benefit) Costs as allocated by Duke Energy: Qualified Pension Plans

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Service cost	$37	$36	$31
Interest cost on projected benefit obligation	85	91	95
Expected return on plan assets	(150)	(147)	(142)
Amortization of prior service cost	1	1	1
Amortization of actuarial loss	37	27	2
Other	7	8	7

Net periodic pension costs (benefit)	$17	$16	$(6)

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets: Qualified Pension Plans

	For the Years Ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net increase	$65	$628

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$1,786	$1,737
Service cost	37	36
Interest cost	85	91
Actuarial losses	20	57
Transfers	(5)	(5)
Plan amendments	13	—
Benefits paid	(105)	(130)

Obligation at measurement date	$1,831	$1,786

The accumulated benefit obligation was $1,787 million and $1,743 million at December 31, 2011 and 2010, respectively.

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$1,837	$1,602
Actual return on plan assets	60	212
Benefits paid	(105)	(130)
Transfers	(5)	(5)
Employer contributions	33	158

Plan assets at measurement date	$1,820	$1,837

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets: Qualified Pension Plans

The following table provides the amounts related to Duke Energy’s Carolinas’ qualified pension plans that are reflected in Other within Investments and Other Assets on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Prefunded pension cost	$—	$51
Accrued pension liability	(11)	—

The following table provides the amounts related to Duke Energy Carolinas’ qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$693	$628

Of the amounts above, $46 million of unrecognized net actuarial loss and $1 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2012.

Additional Information: Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets as allocated by Duke Energy

As of December 31,
	2011	2010
(in millions)
Projected benefit obligation	$—	$—
Accumulated benefit obligation	—	—
Fair value of plan assets	—	—

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2011	2010	2009
	(percentages)
Discount rate	5.10	5.00	5.50
Salary increase (graded by age)	4.40	4.10	4.50

Net Periodic Benefit Cost	2011	2010	2009
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50
Expected long-term rate of return on plan assets	8.25	8.50	8.50

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs as allocated by Duke Energy: Non-Qualified Pension Plans

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Amortization of prior service cost	$—	$1	$1
Interest cost on projected benefit obligation	1	1	1

Net periodic pension costs	$1	$2	$2

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets: Non-Qualified Pension Plans

	For the Years Ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net increase	$—	$3

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$21	$22
Transfers	(1)	—
Interest cost	1	1
Actuarial losses	—	1
Benefits paid	(3)	(3)

Obligation at measurement date	$18	$21

Change in Fair Value of Plan Assets
Benefits paid	$(3)	$(3)
Employer contributions	3	3

Plan assets at measurement date	$—	$—

The accumulated benefit obligation was $17 million and $20 million at December 31, 2011 and 2010, respectively.

Amounts Recognized in the Consolidated Balance Sheets: Non-Qualified Pension Plans

The following table provides the amounts related to Duke Energy Carolinas’ non-qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Accrued pension liability(a)	$(18)	$(21)

(a)	Includes $3 million and $5 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of December 31, 2011 and 2010, respectively.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides the amounts related to Duke Energy’s non-qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$3	$3

Of the amounts above, an insignificant amount will be recognized in net periodic pension costs in 2012.

Additional Information: Non-Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets as allocated by Duke Energy

	As of December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$18	$21
Accumulated benefit obligation	17	20
Fair value of plan assets	—	—

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2011	2010	2009
	(percentages)
Discount rate	5.10	5.00	5.50
Salary increase	4.40	4.10	4.50

Determined Expense	2011	2010	2009
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Other Post-Retirement Benefit Plans

In conjunction with Duke Energy, Duke Energy Carolinas provides some health care and life insurance benefits for retired employees on a contributory and non-contributory basis. Employees are eligible for these benefits if they have met age and service requirements at retirement, as defined in the plans.

These benefit costs are accrued over an employee’s active service period to the date of full benefits eligibility. The net unrecognized transition obligation is amortized over 20 years. Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is ten years.

Components of Net Periodic Other Post-Retirement Benefit Costs as allocated by Duke Energy

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Service cost benefit earned during the year	$2	$2	$2
Interest cost on accumulated post-retirement benefit obligation	16	17	21
Expected return on plan assets	(10)	(10)	(11)
Amortization of prior service credit	(5)	(5)	(5)
Amortization of net transition liability	9	9	9
Amortization of actuarial loss	2	3	1

Net periodic other post-retirement benefit costs	$14	$16	$17

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets: Other Post-Retirement Benefit Plans

	For the Years Ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net (decrease) increase	$(12)	$49

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$326	$338
Service cost	2	2
Interest cost	16	17
Plan participants’ contributions	21	24
Actuarial gain	(12)	(14)
Transfer	(1)	(1)
Plan transfer	(1)	—
Benefits paid	(44)	(44)
Early retiree reinsurance program subsidy	2	—
Accrued retiree drug subsidy	3	4

Accumulated post-retirement benefit obligation at measurement date	$312	$326

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$125	$114
Actual return on plan assets	2	13
Benefits paid	(44)	(44)
Employer contributions	16	18
Plan participants’ contributions	21	24

Plan assets at measurement date	$120	$125

Amounts Recognized in the Consolidated Balance Sheets: Other Post-Retirement Benefit Plans

The following table provides the amounts related to Duke Energy Carolinas’ other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Accrued other post-retirement liability	$(192)	$(201)

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides the amounts related to Duke Energy Carolinas’ other post-retirement benefit plans that are reflected in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$37	$49

Of the amounts above, $6 million of unrecognized net transition obligation, $3 million of unrecognized losses and $5 million of unrecognized prior service credit (which will reduce pension expense) will be recognized in net periodic pension costs in 2012.

Assumptions Used for Other Post-Retirement Benefits Accounting

Determined Benefit Obligations	2011	2010	2009
	(percentages)
Discount rate	5.10	5.00	5.50

Determined Expense	2011	2010	2009
Discount rate	5.00	5.50	6.50
Expected long-term rate of return on plan assets	5.36-8.25	5.53-8.50	5.53-8.50
Assumed tax rate(a)	35.0	35.0	35.0

(a)	Applicable to the health care portion of funded post-retirement benefits.

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Assumed Health Care Cost Trend Rate

	2011	2010
Health care cost trend rate assumed for next year	8.75%	8.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligation	13	(12)

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

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans(a)	Total
		(in millions)
Years Ended December 31,
2012	$186	$3	$22	$211
2013	186	3	23	212
2014	185	3	24	212

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans(a)	Total
		(in millions)
2015	183	3	25	211
2016	179	2	26	207
2017 – 2021	806	10	129	945

(a)	Duke Energy expects to receive on behalf of Duke Energy Carolinas, future subsidies under Medicare Part D of $2 million in each of the years 2012-2016 and a total of $9 million during the years 2017-2021.

Employee Savings Plans

Duke Energy sponsors, and Duke Energy Carolinas participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of employee before-tax and Roth 401(k) contributions, of up to 6% of eligible pay per pay period. Duke Energy Carolinas expensed pre-tax plan contributions, as allocated by Duke Energy, of $37 million in 2011, $36 million in 2010 and $36 million in 2009.

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

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. The following table includes information related to Duke Energy Ohio’s contributions to Duke Energy’s qualified defined benefit pension plans.

	Years ended December 31,
	2012	2011	2010	2009
	(in millions)
Contributions made		$48	$45	$210
Anticipated contributions	$29

Actuarial gains and losses are amortized over the average remaining service period of active employees. The average remaining service period of active employees covered by the qualified retirement plans is ten years. The average remaining service period of active employees covered by the non-qualified retirement plans is also ten years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years.

Components of Net Periodic Pension Costs as allocated by Duke Energy: Qualified Pension Plans

	For the Years Ended December 31,
	2011(a)	2010(a)	2009(a)
	(in millions)
Service cost	$7	$7	$8
Interest cost on projected benefit obligation	32	33	38
Expected return on plan assets	(44)	(44)	(43)
Amortization of prior service cost	1	1	1
Amortization of actuarial loss	7	4	—
Other	2	2	2

Net periodic pension costs	$5	$3	$6

(a)	These amounts exclude $7 million, $7 million and $4 million for the years ended December 31, 2011, 2010 and 2009, respectively, of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets and AOCI: Qualified Pension Plans

	For the Years Ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net increase	$11	$6
Accumulated other comprehensive (income) loss
Deferred income tax asset	1	4
Actuarial loss (gain) arising during the year	10	(9)
Amortization of prior year actuarial losses	(3)	(1)
Amortization of prior year prior service cost	—	(1)

Net amount recognized in accumulated other comprehensive (income) loss	$8	$(7)

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$651	$689
Service cost	7	7
Interest cost	32	33
Actuarial (gains) losses	(9)	24
Plan amendments	—	—
Transfers	(17)	(54)
Benefits paid	(37)	(48)

Obligation at measurement date	$627	$651

The accumulated benefit obligation was $602 million and $616 million at December 31, 2011 and 2010, respectively.

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$565	$557
Actual return on plan assets	6	65
Transfers	(17)	(54)
Benefits paid	(37)	(48)
Employer contributions	48	45

Plan assets at measurement date	$565	$565

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets: Qualified Pension Plans

The following table provides the amounts related to Duke Energy Ohio’s qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Accrued pension liability	$(62)	$(86)

The following table provides the amounts related to Duke Energy Ohio’s qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$122	$111

Accumulated Other Comprehensive (Income) Loss
Deferred income tax asset	$(15)	$(16)
Prior service cost	1	1
Net actuarial loss	52	45

Net amount recognized accumulated other comprehensive loss (income)	$38	$30

Of the amounts above, approximately $9 million of unrecognized net actuarial loss and approximately $1 million of unrecognized prior service cost will be recognized in net periodic pension costs in 2012.

Additional Information: Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets as allocated by Duke Energy

	As of December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$—	$651
Accumulated benefit obligation	—	616
Fair value of plan assets	—	565

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Assumptions Used for Pension Benefits Accounting

	As of December 31,
Benefit Obligations	2011	2010	2009
	(percentages)
Discount rate	5.10	5.00	5.50
Salary increase (graded by age)	4.40	4.10	4.50

Determined Expense	2011	2010	2009
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50
Expected long-term rate of return on plan assets	8.25	8.50	8.50

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs as allocated by Duke Energy: Non-Qualified Pension Plans

Duke Energy Ohio’s non-qualified pension plan pre-tax net periodic pension benefit costs as allocated by Duke Energy was insignificant for the years ended December 31, 2011, 2010 and 2009.

Other Changes in Plan Assets and Projected Benefit Obligations

Recognized in Regulatory Assets and Accumulated Other Comprehensive Income: Non-Qualified Pension Plans

Duke Energy Ohio’s non-qualified pension plan Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets and Accumulated Other Comprehensive Income as allocated by Duke Energy was insignificant for the years ended December 31, 2011 and 2010.

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$6	$4
Service cost	—	—
Interest cost	—	—
Actuarial losses	(1)	3
Benefits paid	(1)	(1)

Obligation at measurement date	$4	$6

Change in Fair Value of Plan Assets
Benefits paid	$(1)	$(1)
Employer contributions	1	1

Plan assets at measurement date	$—	$—

The accumulated benefit obligation was $4 million and $6 million at December 31, 2011 and 2010, respectively.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets: Non-Qualified Pension Plans

The following table provides the amounts related to Duke Energy Ohio’s non-qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Accrued pension liability(a)	$(4)	$(6)

(a)	Includes $1 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of both December 31, 2011 and 2010.

Amounts related to Duke Energy Ohio’s non-qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits and AOCI on the Consolidated Balance Sheets were insignificant at December 31, 2011 and 2010.

Additional Information: Non-Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets as allocated by Duke Energy

	As of December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$4	$6
Accumulated benefit obligation	4	6
Fair value of plan assets	—	—

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Assumptions Used for Pension Benefits Accounting

	As of December 31,
	2011	2010	2009
	(percentages)
Benefit Obligations
Discount rate	5.10	5.00	5.50
Salary increase	4.40	4.10	4.50
Net Periodic Benefit Cost
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50

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

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the plan is 10 years. Duke Energy did not make any contributions to its other post-retirement plans in 2011, 2010 or 2009.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Components of Net Periodic Other Post-Retirement Benefit Costs as allocated by Duke Energy

	For the Years Ended December 31,
	2011(a)	2010(a)	2009(a)
	(in millions)
Service cost	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	3	3	4
Expected return on plan assets	(1)	(1)	(1)
Amortization of prior service credit	(1)	(1)	(1)
Amortization of actuarial gain	(2)	(2)	(2)

Net periodic other post-retirement benefit costs	$—	$—	$1

(a)	These amounts exclude $2 million for each of the years ended December 31, 2011, 2010 and 2009 of regulatory asset amortization resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Accumulated Other Comprehensive Income, Regulatory Assets and Regulatory Liabilities: Other Post-Retirement Benefit Plans

	For the Years Ended December 31,
	2011	2010
	(in millions)
Regulatory liabilities, net decrease	$(1)	(4)
Accumulated other comprehensive (income)/loss
Deferred income tax liability	(1)	3
Actuarial loss (gain) arising during the year	2	(3)
Amortization of prior year actuarial gains	1	1

Net amount recognized in accumulated other comprehensive (income)/loss	$2	$1

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$66	$70
Service cost	1	1
Interest cost	3	3
Plan participants’ contributions	1	1
Actuarial loss	—	2
Transfers	(2)	(6)
Benefits paid	(8)	(5)

Accumulated post-retirement benefit obligation at measurement date	$61	$66

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$8	$7
Actual return on plan assets	—	2
Benefits paid	(8)	(5)
Employer contributions	8	3
Plan participants’ contributions	1	1

Plan assets at measurement date	$9	$8

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets: Other Post-Retirement Benefit Plans

The following table provides the amounts related to Duke Energy Ohio’s other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Accrued other post-retirement liability(a)	$(52)	$(58)

(a)	Includes $2 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of both December 31, 2011 and 2010.

The following table provides the amounts related to Duke Energy Ohio’s other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities and AOCI on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory liabilities	$19	$20
Accumulated other comprehensive income
Deferred income tax liability	$4	$5
Prior service credit	(1)	(1)
Net actuarial loss gain	(9)	(12)

Net amount recognized in accumulated other comprehensive (income)/loss	$(6)	$(8)

Of the amounts above, $2 million of unrecognized gains and $1 million of unrecognized prior service credit (which will reduce pension expense) will be recognized in net periodic pension costs in 2012.

Assumptions Used for Other Post-retirement Benefits Accounting

	2011	2010	2009
	(percentages)
Benefit Obligations
Discount rate	5.10	5.00	5.50
Net Periodic Benefit Cost
Discount rate	5.00	5.50	6.50
Expected long-term rate of return on plan assets	8.25	8.50	8.50

Assumed Health Care Cost Trend Rate

	2011	2010
Health care cost trend rate assumed for next year	8.75%	8.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligation	18	(16)

Expected Benefit Payments

The following table presents Duke Energy’s expected benefit payments made on behalf of Duke Energy Ohio to participants in its qualified, non-qualified and other post-retirement benefit plans over the next 10 years, which are primarily paid out of the assets of the various trusts. These benefit payments reflect expected future service, as appropriate.

	Qualified Plans	Non-Qualified Plans	Other Post- Retirement Plans	Total
		(in millions)
Years Ended December 31,
2012	$46	$1	$5	$52
2013	45	1	5	51
2014	44	1	6	51
2015	43	1	6	50
2016	44	1	6	51
2017 – 2021	241	3	27	271

Employee Savings Plans

Duke Energy sponsors, and Duke Energy Ohio participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of employee before-tax and Roth 401(k) employee contributions, of up to 6% of eligible pay per period. Duke Energy Ohio expensed pre-tax plan contributions, as allocated by Duke Energy, of $4 million in 2011, $4 million in 2010 and $4 million in 2009.

Duke Energy Indiana

Duke Energy Retirement Plans. Duke Energy Indiana participates in qualified and non-qualified defined benefit pension plans and other post-retirement benefit plans sponsored by Duke Energy. Duke Energy allocates pension and other post-retirement obligations and costs related to these plans to Duke Energy Indiana.

Net periodic benefit cost disclosed below for the qualified, non-qualified and other post-retirement benefit plans represent the cost of the respective plan for the periods presented. However, portions of the net periodic costs disclosed have been capitalized as a component of property, plant and equipment.

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

Duke Energy’s policy is to fund amounts on an actuarial basis to provide assets sufficient to meet benefits to be paid to plan participants. The following table includes information related to Duke Energy Indiana’s contributions to Duke Energy’s qualified defined benefit pension plans.

	Years ended December 31,
	2012	2011	2010	2009
	(in millions)
Contributions made		$52	$46	$140
Anticipated contributions	$24

Actuarial gains and losses are amortized over the average remaining service period of the active employees. The average remaining service period of the active employees covered by the qualified retirement plans is 10 years. The average remaining service period of the active employees covered by the qualified retirement plans is also 10 years. Duke Energy determines the market-related value of plan assets using a calculated value that recognizes changes in fair value of the plan assets over five years.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Components of Net Periodic Pension Costs as allocated by Duke Energy: Qualified Pension Plans

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Service cost	$11	$11	$9
Interest cost on projected benefit obligation	30	32	33
Expected return on plan assets	(45)	(45)	(42)
Amortization of prior service cost	2	2	2
Amortization of actuarial loss	14	12	5
Other	2	2	2

Net periodic pension costs	$14	$14	$9

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets

	For the Years Ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net increase (decrease)	$5	$(4)

Reconciliation of Funded Status to Net Amount Recognized: Qualified Pension Plans

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$628	$602
Service cost	11	11
Interest cost	30	32
Actuarial (gains) losses	(11)	32
Plan amendments	(1)	2
Transfers	1	(7)
Benefits paid	(45)	(44)

Obligation at measurement date	$613	$628

The accumulated benefit obligation was $582 million and $578 million at December 31, 2011 and 2010, respectively.

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$565	$505
Actual return on plan assets	9	65
Benefits paid	(45)	(44)
Transfers	1	(7)
Employer contributions	52	46

Plan assets at measurement date	$582	$565

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Amounts Recognized in the Consolidated Balance Sheets: Qualified Pension Plans

The following table provides the amounts related to Duke Energy Indiana’s qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Accrued pension liability	$(31)	$(63)

The following table provides the amounts related to Duke Energy Indiana’s qualified pension plans that are reflected in Other within Regulatory Assets and Deferred Debits on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$229	$224

Additional Information: Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets as allocated by Duke Energy

	As of December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$—	$628
Accumulated benefit obligation	—	578
Fair value of plan assets	—	565

Assumptions Used for Pension Benefits Accounting

	As of December 31,
	2011	2010	2009
	(percentages)
Benefit Obligations
Discount rate	5.10	5.00	5.50
Salary increase	4.40	4.10	4.50
Net Periodic Benefit Cost
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50
Expected long-term rate of return on plan assets	8.25	8.50	8.50

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Non-Qualified Pension Plans

Components of Net Periodic Pension Costs as allocated by Duke Energy: Non-Qualified Pension Plans

Duke Energy Indiana’s non-qualified pension plan pre-tax net periodic pension benefit costs, as allocated by Cinergy, were insignificant for the years ended December 31, 2011, 2010 and 2009.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets: Non-Qualified Pension Plans

	For the year ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net (decrease) increase	$(1)	$1

Reconciliation of Funded Status to Net Amount Recognized: Non-Qualified Pension Plans

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Projected Benefit Obligation
Obligation at prior measurement date	$6	$6
Actuarial losses	(1)	—

Obligation at measurement date	$5	$6

Change in Fair Value of Plan Assets
Benefits paid	$—	$—
Employer contributions	—	—

Plan assets at measurement date	$—	$—

The accumulated benefit obligation was $5 million and $6 million at December 31, 2011 and 2010, respectively.

Amounts Recognized in the Consolidated Balance Sheets: Non-Qualified Pension Plans

The following table provides the amounts related to Duke Energy Indiana’s non-qualified pension plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Accrued pension liability(a)	$(5)	$(6)

(a)	Includes $1 million recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of both December 31, 2011 and 2010.

The following table provides the amounts related to Duke Energy Indiana’s non-qualified pension plans that are reflected in Regulatory Assets on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$2	$3

Of the amounts above, an insignificant amount will be recognized in net periodic pension costs in 2012.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Additional Information: Non-Qualified Pension Plans

Information for Plans with Accumulated Benefit Obligation in Excess of Plan Assets as allocated by Duke Energy

	As of December 31,
	2011	2010
	(in millions)
Projected benefit obligation	$5	$6
Accumulated benefit obligation	5	6
Fair value of plan assets	—	—

Assumptions Used for Pension Benefits Accounting: Non-Qualified Plans

	As of December 31,
	2011	2010	2009
	(percentages)
Benefit Obligations
Discount rate	5.10	5.00	5.50
Salary increase	4.40	4.10	4.50
Net Periodic Benefit Cost
Discount rate	5.00	5.50	6.50
Salary increase	4.10	4.50	4.50

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

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

Components of Net Periodic Other Post-Retirement Benefit Costs as allocated by Duke Energy

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Service cost	$1	$1	$1
Interest cost on accumulated post-retirement benefit obligation	7	8	11
Expected return on plan assets	(1)	(1)	(1)
Amortization of actuarial loss (gain)	2	1	2

Net periodic other post-retirement benefit costs	$9	$9	$13

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Other Changes in Plan Assets and Projected Benefit Obligations Recognized in Regulatory Assets and Regulatory Liabilities: Other Post-Retirement Benefit Plans

	For the year ended December 31,
	2011	2010
	(in millions)
Regulatory assets, net decrease	$(7)	$(12)
Regulatory liabilities, net increase (decrease)	12	(6)

Reconciliation of Funded Status to Accrued Other Post-Retirement Benefit Costs

	As of and for the Years Ended December 31,
	2011	2010
	(in millions)
Change in Benefit Obligation
Accumulated post-retirement benefit obligation at prior measurement date	$152	$154
Service cost	1	1
Interest cost	7	8
Plan participants’ contributions	4	3
Actuarial (gain) loss	(17)	1
Benefits paid	(14)	(15)
Transfers	—	(1)
Early retiree reinsurance program subsidy	1	—
Accrued retiree drug subsidy	1	1

Accumulated post-retirement benefit obligation at measurement date	$135	$152

Change in Fair Value of Plan Assets
Plan assets at prior measurement date	$14	$13
Actual return on plan assets	—	2
Benefits paid	(14)	(15)
Employer contributions	10	11
Plan participants’ contributions	4	3

Plan assets at measurement date	$14	$14

Amounts Recognized in the Consolidated Balance Sheets: Other Post-Retirement Benefit Plans

The following table provides the amounts related to Duke Energy Indiana’s other post-retirement benefit plans that are reflected in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Accrued other post-retirement liability(a)	$(121)	$(138)

(a)	Includes an insignificant amount recognized in Other within Current Liabilities on the Consolidated Balance Sheets as of both December 31, 2011 and 2010.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following table provides the amounts related to Duke Energy Indiana’s other post-retirement benefit plans that are reflected in Other within Regulatory Assets and Deferred Debits and within Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets at December 31, 2011 and 2010:

	As of December 31,
	2011	2010
	(in millions)
Regulatory assets	$83	$90
Regulatory liabilities	70	58

Assumptions Used for Other Post-retirement Benefits Accounting

	As of December 31,
	2011	2010	2009
	(percentages)
Benefit Obligations
Discount rate	5.10	5.00	5.50
Net Periodic Benefit Cost
Discount rate	5.00	5.50	6.50
Expected long-term rate of return on plan assets	8.25	8.50	8.50

The discount rate used to determine the current year other post-retirement benefits obligation and following year’s other post-retirement benefits expense is based on a bond selection-settlement portfolio approach. This approach develops a discount rate by selecting a portfolio of high quality corporate bonds that generate sufficient cash flow to provide for the projected benefit payments of the plan. The selected bond portfolio is derived from a universe of non-callable corporate bonds rated Aa quality or higher. After the bond portfolio is selected, a single interest rate is determined that equates the present value of the plan’s projected benefit payments discounted at this rate with the market value of the bonds selected.

Assumed Health Care Cost Trend Rate

	2011	2010
Health care cost trend rate assumed for next year	8.75%	8.50%
Rate to which the cost trend is assumed to decline (the ultimate trend rate)	5.00%	5.00%
Year that the rate reaches the ultimate trend rate	2020	2020

Sensitivity to Changes in Assumed Health Care Cost Trend Rates

	1-Percentage- Point Increase	1-Percentage- Point Decrease
	(in millions)
Effect on total service and interest costs	$1	$(1)
Effect on post-retirement benefit obligation	18	(16)

Expected Benefit Payments

The following table presents Duke Energy’s expected benefit payments to participants on behalf of Duke Energy Indiana in its qualified, non-qualified and other post-retirement benefit plans over the next 10 years, which are primarily paid out of the assets of the various trusts. These benefit payments reflect expected future service, as appropriate.

	Qualified Plans	Non- Qualified Plans	Other Post- Retirement Plans(a)	Total
		(in millions)
Years Ended December 31,
2012	$46	$1	$12	$59
2013	43	1	13	57
2014	42	1	13	56
2015	42	1	13	56
2016	43	1	13	57
2017 – 2021	223	3	61	287

(a)	Duke Energy expects to receive future subsidies under Medicare Part D on behalf of Duke Energy Indiana of $1 million in each of the years 2012-2016 and a total of $5 million during the years 2017-2021.

Employee Savings Plans

Duke Energy sponsors, and Duke Energy Indiana participates in, an employee savings plan that covers substantially all U.S. employees. Duke Energy contributes a matching contribution equal to 100% of employee before-tax and Roth 401(k) employee contributions, of up to 6% of eligible pay per period. Duke Energy Indiana expensed pre-tax plan contributions, as allocated by Duke Energy, of $8 million in 2011, $6 million in 2010 and $5 million in 2009.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

The following details the components of income tax expense:

Income Tax Expense

	For the Year Ended December 31, 2011
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Current income taxes
Federal	$(37)	$(122)	$(95)	$95
State	21	30	1	42
Foreign	164	—	—	—

Total current income taxes	148	(92)	(94)	137

Deferred income taxes
Federal	526	531	194	(38)
State	56	40	(2)	(23)
Foreign	32	—	—	—

Total deferred income taxes	614	571	192	(61)

Investment tax credit amortization	(10)	(7)	(2)	(2)

Total income tax expense included in Consolidated Statements of Operations(a)	$752	$472	$96	$74

(a)	Included in the “Total current income taxes” line above are uncertain tax benefits relating primarily to certain temporary differences of $43 million at Duke Energy, $43 million at Duke Energy Carolinas, $3 million at Duke Energy Ohio and $3 million at Duke Energy Indiana. The offset to these temporary differences are included in the “Total deferred income taxes” line above.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Current income taxes
Federal	$(5)	$3	$107	$(3)
State	39	(2)	8	16
Foreign	125	—	—	—

Total current income taxes	159	1	115	13

Deferred income taxes
Federal	639	388	6	123
State	83	75	12	22
Foreign	20	—	—	—

Total deferred income taxes	742	463	18	145

Investment tax credit amortization	(11)	(7)	(1)	(2)

Total income tax expense from continuing operations	890	457	132	156

Total income tax benefit from discontinued operations	(1)	—	—	—

Total income tax expense included in Consolidated Statements of Operations(a)	$889	$457	$132	$156

(a)	Included in the “Total current income taxes” line above are uncertain tax benefits relating primarily to certain temporary differences of $392 million at Duke Energy, $300 million at Duke Energy Carolinas, $3 million at Duke Energy Ohio and $7 million at Duke Energy Indiana. The offset to these temporary differences are included in the “Total deferred income taxes” line above.

	For the Year Ended December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Current income taxes
Federal	$(271)	$(196)	$77	$2
State	3	(27)	7	5
Foreign	96	—	—	—

Total current income taxes	(172)	(223)	84	7

Deferred income taxes
Federal	767	518	97	89
State	148	89	7	22
Foreign	27	—	—	—

Total deferred income taxes	942	607	104	111

Investment tax credit amortization	(12)	(7)	(2)	(2)

Total income tax expense from continuing operations	758	377	186	116

Total income tax benefit from discontinued operations	(2)	—	—	—

Total income tax expense included in Consolidated Statements of Operations(a)	$756	$377	$186	$116

(a)	Included in the “Total current income taxes” line above are uncertain tax benefits relating primarily to certain temporary differences of $91 million at Duke Energy, uncertain tax expenses of $42 million, $22 million and $20 million at Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana, respectively. The offset to these temporary differences are included in the “Total deferred income taxes” line above.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Income from Continuing Operations before Income Taxes

	For the Years Ended December 31,
	2011	2010	2009
	(in millions)
Domestic	$1,780	$1,731	$1,433
Foreign	685	479	398

Total income from continuing operations before income taxes	$2,465	$2,210	$1,831

Reconciliation of Income Tax Expense at the U.S. Federal Statutory Tax Rate to the Actual Tax Expense from Continuing Operations (Statutory Rate Reconciliation)

	For the Year Ended December 31, 2011
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$863	$457	$102	$85
State income tax, net of federal income tax effect	50	46	(1)	13
Tax differential on foreign earnings	(44)	—	—	—
AFUDC equity income	(91)	(59)	(2)	(31)
Other items, net	(26)	28	(3)	7

Total income tax expense from continuing operations	$752	$472	$96	$74

Effective tax rate	30.5%	36.1%	33.1%	30.6%

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Income tax expense, computed at the statutory rate of 35%	$774	$454	$(108)	$155
State income tax, net of federal income tax effect	82	48	14	26
Tax differential on foreign earnings	(22)	—	—	—
Goodwill impairment charges	175	—	237	—
AFUDC equity income	(82)	(61)	(2)	(20)
Other items, net	(37)	16	(9)	(5)

Total income tax expense from continuing operations	$890	$457	$132	$156

Effective tax rate	40.3%	35.3%	(43.0)%	35.5%

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

Net Deferred Income Tax Liability Components

	For the Year Ended December 31, 2011
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Deferred credits and other liabilities	$790	$228	$68	$92
Tax Credits and NOL Carryforwards(a)	930	199	—	95
Investments and other assets	—	—	3	—
Other	137	18	31	5

Total deferred income tax assets	1,857	445	102	192
Valuation allowance	(144)	—	—	—

Net deferred income tax assets	1,713	445	102	192

Investments and other assets	(809)	(720)	—	(2)
Accelerated depreciation rates	(6,989)	(3,576)	(1,706)	(968)
Regulatory assets and deferred debits	(1,219)	(658)	(216)	(136)

Total deferred income tax liabilities	(9,017)	(4,954)	(1,922)	(1,106)

Net deferred income tax liabilities	$(7,304)	$(4,509)	$(1,820)	$(914)

(a)	See Tax Credits and NOL Carryforwards table below.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Tax Credits and NOL Carryforwards

	For the Year Ended December 31, 2011
	(in millions)
Description	Amount	Expiration year

Investment Tax Credits	$362	2029 – 2031
Alternative Minimum Tax Credits	145	Indefinite
Federal NOL	274	2031
State NOL(a)	47	2016 – 2031
Foreign NOL(b)	102	2015 – 2029; Indefinite

(a)	A valuation allowance of $41 million has been recorded on the State NOL Carryforwards, as presented in the Net Deferred Income Tax Liability Components table.
(b)	A valuation allowance of $102 million has been recorded on the Foreign NOL Carryforwards, as presented in the Net Deferred Income Tax Liability Components table.

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Deferred credits and other liabilities	$679	$204	$61	$70
Tax Credits and NOL Carryforwards	554	52	—	100
Other	100	15	19	5

Total deferred income tax assets	1,333	271	80	175
Valuation allowance	(145)	—	—	—

Net deferred income tax assets	1,188	271	80	175

Investments and other assets	(781)	(675)	(11)	(41)
Accelerated depreciation rates	(6,052)	(2,990)	(1,529)	(973)
Regulatory assets and deferred debits	(996)	(513)	(171)	(93)

Total deferred income tax liabilities	(7,829)	(4,178)	(1,711)	(1,107)

Net deferred income tax liabilities	$(6,641)	$(3,907)	$(1,631)	$(932)

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The above amounts have been classified in the Consolidated Balance Sheets as follows:

Deferred Tax Assets (Liabilities)

	For the Year Ended December 31, 2011
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Current deferred tax assets, included in other current assets	$210	$46	$33	$13
Non-current deferred tax assets, included in other investments and other assets	67	—	—	—
Non-current deferred tax liabilities	(7,581)	(4,555)	(1,853)	(927)

Total net deferred income tax liabilities	$(7,304)	$(4,509)	$(1,820)	$(914)

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Current deferred tax assets, included in other current assets	$236	$81	$9	$41
Non-current deferred tax assets, included in other investments and other assets	101	—	—	—
Non-current deferred tax liabilities	(6,978)	(3,988)	(1,640)	(973)

Total net deferred income tax liabilities	$(6,641)	$(3,907)	$(1,631)	$(932)

Deferred income taxes and foreign withholding taxes have not been provided on undistributed earnings of Duke Energy’s foreign subsidiaries when such amounts are deemed to be indefinitely reinvested. The cumulative undistributed earnings as of December 31, 2011 on which Duke Energy has not provided deferred income taxes and foreign withholding taxes is $1.7 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated at between $250 million and $325 million.

Changes to Unrecognized Tax Benefits

	For the Year Ended December 31, 2011
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	Increase/(Decrease)
	(in millions)
Unrecognized Tax Benefits—January 1,	$342	$217	$29	$21

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	49	42	4	3
Gross decreases—tax positions in prior periods	(18)	(8)	(5)	(3)
Gross increases—current period tax positions	16	9	4	3
Settlements	(4)	—	—	—

Total Changes	43	43	3	3

Unrecognized Tax Benefits—December 31,	$385	$260	$32	$24

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

	For the Year Ended December 31, 2010
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	Increase/(Decrease)
	(in millions)
Unrecognized Tax Benefits—January 1,	$664	$517	$32	$28

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	36	14	15	7
Gross decreases—tax positions in prior periods	(43)	(7)	(21)	(13)
Gross increases—current period tax positions	5	3	1	1
Settlements	(320)	(310)	2	(2)

Total Changes	(322)	(300)	(3)	(7)

Unrecognized Tax Benefits—December 31,	$342	$217	$29	$21

	For the Year Ended December 31, 2009
	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	Increase/(Decrease)
	(in millions)
Unrecognized Tax Benefits—January 1,	$572	$462	$15	$9

Unrecognized Tax Benefits Changes
Gross increases—tax positions in prior periods	132	58	30	22
Gross decreases—tax positions in prior periods	(38)	(11)	(9)	(1)
Gross increases—current period tax positions	11	8	1	2
Settlements	(13)	—	(5)	(4)

Total Changes	92	55	17	19

Unrecognized Tax Benefits—December 31,	$664	$517	$32	$28

The following table includes information regarding the Duke Energy Registrants unrecognized tax benefits(a).

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
December 31, 2011
Amount that if recognized, would affect the effective tax rate or regulatory liability(b)	121	115	—	—
Amount that if recognized, would be recorded as a component of discontinued operations	11	—	—	—
(a)	The Duke Registrants do not anticipate a material increase or decrease in unrecognized tax benefits in the next 12 months.
(b)	Duke Energy and Duke Energy Carolinas are unable to estimate the specific amounts that would affect the effective tax rate or regulatory liability.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

The following tables include interest and penalties recognized in the consolidated statements of operations and the consolidated balance sheets:

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
December 31, 2011
Net interest income recognized related to income taxes	$12	$5	$—	$—
Net interest expense recognized related to income taxes	—	—	1	1
Interest receivable related to income taxes included in the consolidated balance sheets	8	5	—	—
Interest payable related to income taxes included in the consolidated balance sheets	—	—	3	3
Accruals for the payment of penalties included in the consolidated balance sheets	—	—	—	—

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
December 31, 2010
Net interest income recognized related to income taxes	$26	$18	$4	$5
Interest receivable related to income taxes included in the consolidated balance sheets	33	34	—	—
Interest payable related to income taxes included in the consolidated balance sheets	—	—	1	2
Accruals for the payment of penalties included in the consolidated balance sheets	3	—	—	—

	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
December 31, 2009
Net interest expense recognized related to income taxes	$7	$—	$8	$5

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

23. Subsequent Events

For information on subsequent events related to acquisitions, regulatory matters, commitments and contingencies, debt and credit facilities and joint ownership of generating and transmission facilities, see Notes 2, 4, 5, 6 and 8 respectively.

24. Quarterly Financial Data (Unaudited)

Duke Energy

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions, except per share data)
2011
Operating revenues	$3,663	$3,534	$3,964	$3,368	$14,529
Operating income	814	679	767	517	2,777
Net income attributable to Duke Energy Corporation	511	435	472	288	1,706
Earnings per share:
Basic(a)	$0.38	$0.33	$0.35	$0.22	$1.28
Diluted(a)	$0.38	$0.33	$0.35	$0.22	$1.28

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

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

The following table includes unusual or infrequently occurring items recorded by Duke Energy in each quarter during the two most recently completed fiscal years. All amounts discussed below are pre-tax unless otherwise noted.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
2011
Edwardsport IGCC impairment (see Note 4)	$—	$—	$(222)	$—
Emission Allowance impairment (see Note 12)	—	—	(79)	—
Energy efficiency revenue adjustment(a)	—	—	—	59

Total	$—	$—	$(301)	$-59

2010
Voluntary severance program expenses (see Note 19)	$(68)	$(76)	$(20)	$(8)
Commercial Power non-regulated Midwest generation goodwill impairment (see Note 12)	—	(500)	—	—
Midwest generation asset and emission allowance impairment (see Note 12)	—	(160)	—	—
Edwardsport IGCC impairment (see Note 4)	—	—	(44)	—
Gain on sale of investment in Q-Comm (see Note 13)	—	—	—	109
Gain on sale of DukeNet (see Note 3)	—	—	—	139

Total	$(68)	$(736)	$(64)	$240

(a)	In the fourth quarter of 2011, Duke Energy recorded $59 million of previously deferred revenue resulting from the receipt of an order from the NCUC which allowed the recognition of revenue in excess of amounts billed to customers.

Duke Energy Carolinas

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2011
Operating revenues	$1,552	$1,607	$1,868	$1,466	$6,493
Operating income	363	331	541	245	1,480
Net income	205	193	311	125	834
2010
Operating revenues	$1,545	$1,513	$1,877	$1,489	$6,424
Operating income	347	313	521	264	1,445
Net income	192	202	315	129	838

The following table includes unusual or infrequently occurring items recorded by Duke Energy Carolinas in each quarter during 2011 and 2010. All amounts discussed below are pre-tax unless otherwise noted.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
2011
Energy efficiency revenue adjustment(a)				$59
2010
Voluntary severance program expenses (see Note 19)	$(42)	$(43)	$(13)	$(1)

(a)	In the fourth quarter of 2011, Duke Energy Carolinas recorded $59 million of previously deferred revenue resulting from the receipt of an order from the NCUC which allowed the recognition of revenue in excess of amounts billed to customers.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

Duke Energy Ohio

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2011
Operating revenues	$879	$694	$838	$770	$3,181
Operating income	135	59	116	65	375
Net income	73	33	51	37	194
2010
Operating revenues	$977	$649	$923	$780	$3,329
Operating income (loss)	222	(781)	279	55	(225)
Net income (loss)	130	(759)	176	12	(441)

The following table includes unusual or infrequently occurring items recorded by Duke Energy Ohio in each quarter during the two most recently completed fiscal years. All amounts discussed below are pre-tax unless otherwise noted.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
2011
Emission Allowance impairment (see Note 12)	$—	$—	$(79)	$—
2010
Voluntary severance program expenses (see Note 19)	$(11)	$(10)	$(2)	$(1)
Commercial Power non-regulated Midwest generation goodwill impairment (see Note 12)	—	(461)	—	—
FE&G Ohio T&D goodwill impairment (see Note 12)	—	(216)	—	—
Midwest generation asset and emission allowance impairment (see Note 12)	—	(160)	—	—
Disallowance of previously deferred storm costs	—	—	—	(17)

Total	$(11)	$(847)	$(2)	$(18)

Duke Energy Indiana

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total
	(In millions)
2011
Operating revenues	$659	$620	$718	$625	$2,622
Operating income (loss)	130	109	(42)	85	282
Net income (loss)	76	68	(31)	55	168
2010
Operating revenues	$610	$579	$694	$637	$2,520
Operating income	121	109	149	127	506
Net income	70	57	92	66	285

The following table includes unusual or infrequently occurring items recorded by Duke Energy Indiana in each quarter during the two most recently completed fiscal years. All amounts discussed below are pre-tax unless otherwise noted.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In millions)
2011
Edwardsport IGCC impairment (see Note 4)	$—	$—	$(222)	$—
2010
Voluntary severance program expenses (see Note 19)	$(10)	$(16)	$(3)	$(4)
Edwardsport IGCC impairment (see Note 4)	—	—	(44)	—

Total	$(10)	$(16)	$(47)	$(4)

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF OPERATIONS

(In millions, except per-share amounts)

	Years Ended December 31,
	2011	2010	2009

Operating Revenues	$—	$—	$—

Operating Expenses	6	52	1

Operating Loss	(6)	(52)	(1)
Equity in Earnings of Subsidiaries	1,782	1,384	1,095
Other Income and Expenses, net	21	6	9
Interest Expense	156	139	99

Income Before Income Taxes	1,641	1,199	1,004
Income Tax Benefit	(64)	(118)	(59)

Income From Continuing Operations	1,705	1,317	1,063
Income From Discontinued Operations, net of tax	1	3	12

Net Income	$1,706	$1,320	$1,075

Common Stock Data
Earnings per share (from continuing operations)
Basic	$1.28	$1.00	$0.82
Diluted	$1.28	$1.00	$0.82
Earnings (loss) per share (from discontinued operations)
Basic	$—	$—	$0.01
Diluted	$—	$—	$0.01
Earnings per share
Basic	$1.28	$1.00	$0.83
Diluted	$1.28	$1.00	$0.83
Dividends declared per share	$0.99	$0.97	$0.94
Weighted-average shares outstanding
Basic	1,332	1,318	1,293
Diluted	1,333	1,319	1,294

DUKE ENERGY CORPORATION

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

BALANCE SHEETS

(In millions, except per-share amounts)

	December 31,
	2011	2010
ASSETS
Current Assets
Cash and cash equivalents	$845	$488
Receivables	653	913
Other	100	34

Total current assets	1,598	1,435

Investments and Other Assets
Notes receivable	450	450
Investment in consolidated subsidiaries	25,670	24,410
Other	571	525

Total investments and other assets	26,691	25,385

Total Assets	$28,289	$26,820

LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$—	$138
Notes payable and commercial paper	154	—
Taxes accrued	35	39
Other	65	58

Total current liabilities	254	235

Long-term Debt	4,328	3,222

Other Long-Term Liabilities
Deferred income taxes	16	—
Other	919	841

Total other long-term liabilities	935	841

Commitments and Contingencies
Common Stockholders’ Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,336 million and 1,329 million shares outstanding at December 31, 2011 and December 31, 2010, respectively	1	1
Additional paid-in capital	21,132	21,023
Retained earnings	1,873	1,496
Accumulated other comprehensive loss	(234)	2

Total common stockholders’ equity	22,772	22,522

Total Liabilities and Common Stockholders’ Equity	$28,289	$26,820

DUKE ENERGY CORPORATION

SCHEDULE I - CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

CONDENSED STATEMENTS OF CASH FLOWS

(In millions)

	Years Ended December 31,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,706	$1,320	$1,075
Adjustments to reconcile net income to net cash provided by operating activities	(1,993)	(1,142)	(1,002)

Net cash (used in) provided by operating activities	(287)	178	73

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of available-for-sale securities	(45)	—	—
Proceeds from sales and maturities of available-for-sale securities	105	36	17
Distributions from wholly-owned subsidiaries	299	350	—
Investment in wholly-owned subsidiary	—	—	(250)
Notes receivable from affiliate, net	264	263	(272)
Other	14	6	9

Net cash provided by (used in) investing activities	637	655	(496)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	996	522	1,740
Issuance of common stock related to employee benefit plans	67	302	519
Payments for the redemption of long-term debt	—	(274)	—
Notes payable and commercial paper	151	(2)	(269)
Notes Payable due to affiliate	105	—	—
Dividends paid	(1,329)	(1,284)	(1,222)
Other	17	26	15

Net cash provided by (used in) financing activities	7	(710)	783

Net increase in cash and cash equivalents	357	123	360
Cash and cash equivalents at beginning of period	488	365	5

Cash and cash equivalents at end of period	$845	$488	$365

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Consolidated Financial Statements – (Continued)

1. Basis of Presentation

Duke Energy Corporation (Duke Energy) is a holding company that conducts substantially all of its business operations through its subsidiaries. As specified in the merger conditions issued by various state commissions in connection with Duke Energy’s merger with Cinergy Corp. (Cinergy) in April 2006, there are restrictions on Duke Energy’s ability to obtain funds from certain of its subsidiaries through dividends, loans or advances. For further information, see Note 4 to the Consolidated Financial Statements, “Regulatory Matters.” Accordingly, these condensed financial statements have been prepared on a parent-only basis. Under this parent-only presentation, Duke Energy’s investments in its consolidated subsidiaries are presented under the equity method of accounting. In accordance with Rule 12-04 of Regulation S-X, these parent-only financial statements do not include all of the information and footnotes required by Generally Accepted Accounting Principles (GAAP) in the United States (U.S.) for annual financial statements. Because these parent-only financial statements and notes do not include all of the information and footnotes required by GAAP in the U.S. for annual financial statements, these parent-only financial statements and other information included should be read in conjunction with Duke Energy’s audited Consolidated Financial Statements contained within Part II, Item 8 of this Form 10-K for the year ended December 31, 2011.

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

2. Debt

Summary of Debt and Related Terms

	Weighted- Average Rate	Year Due	December 31,
			2011	2010
			(in millions)
Unsecured debt(a)	4.3%	2013 – 2021	$3,878	$2,772
Notes Payable and commercial paper(b)	0.5%		604	450

Total debt			4,482	3,222
Short-term notes payable and commercial paper			(154)	—

Total long-term debt			$4,328	$3,222

(a)	As of December 31, 2011, this amount includes an intercompany loan of $105 million with Duke Energy’s affiliate, Bison Insurance Company Limited.
(b)	Includes $450 million at December 31, 2011 and 2010 that was classified as Long-term Debt on the Consolidated Balance Sheets due to the existence of long-term credit facilities which back-stop these commercial paper balances, along with Duke Energy’s ability and intent to refinance these balances on a long-term basis. The weighted-average days to maturity was 17 days and 14 days as of December 31, 2011 and 2010, respectively.

At December 31, 2011, Duke Energy has guaranteed approximately $2.0 billion of debt issued by Duke Energy Carolinas, LLC, one of Duke Energy’s wholly-owned operating subsidiaries.

In November 2011, Duke Energy issued $500 million of senior notes, which carry a fixed interest rate of 2.15% and mature November 15, 2016. Proceeds from the issuance will be used to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In August 2011, Duke Energy issued $500 million principal amount of senior notes, which carry a fixed interest rate of 3.55% and mature September 15, 2021. Proceeds from the issuance will be used to repay a portion of Duke Energy’s commercial paper as it matures, to fund capital expenditures in Duke Energy’s unregulated businesses in the U.S. and for general corporate purposes.

In April 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of December 31, 2011 is $79 million. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable on Duke Energy’s Condensed Consolidated Balance Sheets.

Duke Energy also issued an additional $75 million in Commercial Paper in the third quarter of 2011, for general corporate purposes, which is classified as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

In November 2011, Duke Energy entered into a new $6 billion, five-year master credit facility, with $4 billion available at closing and the remaining $2 billion available following successful completion of the proposed merger with Progress Energy. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. As of December 31, 2011, Duke Energy has a borrowing sublimit of $1,250 million. The amount available under the master credit facility has been reduced, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds.

In March 2010, Duke Energy issued $450 million principal amount of 3.35% senior notes due April 1, 2015. Proceeds from the issuance were used to repay $274 million of borrowings under the master credit facility and for general corporate purposes.

PART II

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

Annual Maturities as of December 31, 2011

(in millions)
2012	$—
2013	249
2014	1,325
2015	450
2016	950
Thereafter	1,354

Total long-term debt, including current maturities	$4,328

3. Commitments and Contingencies

Duke Energy and its subsidiaries are a party to litigation, environmental and other matters. For further information, see Note 5 to the Consolidated Financial Statements, “Commitments and Contingencies.”

Duke Energy has various financial and performance guarantees and indemnifications which are issued in the normal course of business. These contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy enters into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of December 31, 2011 was approximately $4.7 billion. Of this amount, substantially all relates to guarantees of wholly-owned consolidated entities, including debt issued by Duke Energy Carolinas discussed above, and less than wholly-owned consolidated entities. The majority of these guarantees expire at various times between 2012 and 2036, with the remaining performance guarantees having no contractual expiration. See Note 7 to the Consolidated Financial Statements, “Guarantees and Indemnifications,” for further discussion of guarantees issued on behalf of unconsolidated affiliates and third parties.

4. Related Party Transactions

Balances due to or due from related parties included in the Balance Sheets as of December 31, 2011 and 2010 are as follows:

	December 31,
Assets (Liabilities)	2011	2010
	(in millions)
Current assets due from affiliated companies(a)(b)	$38	$39
Current liabilities due to affiliated companies(c)	$—	$(135)
Non-current liabilities due to affiliated companies(d)	$(871)	$(766)

(a)	Balance excludes assets or liabilities associated with money pool arrangements, which are discussed below.
(b)	The balances at December 31, 2011 and 2010 are classified as Receivables on the Balance Sheets.
(c)	The balance at December 31, 2010 is classified as Accounts Payable on the Balance Sheets.
(d)	Of the balance at December 31, 2011, $766 million is classified as Other within Other Long-Term Liabilities and $105 million is classified as Long-term Debt on the Balance Sheets. The balance at December 31, 2010 is classified as Other within Other Long-Term Liabilities on the Balance Sheets.

Duke Energy provides support to certain subsidiaries for their short-term borrowing needs through participation in a money pool arrangement. Under this arrangement, certain subsidiaries with short-term funds may provide short-term loans to affiliates participating under this arrangement. Additionally, Duke Energy provides loans to subsidiaries through the money pool, but is not permitted to borrow funds through the money pool arrangement. Duke Energy had money pool-related receivables of $450 million classified as Notes Receivable on the Balance Sheets as of both December 31, 2011 and 2010.

As of December 31, 2011 and 2010, Duke Energy had an intercompany loan outstanding with Cinergy of $608 million and $872 million, respectively, which is classified within Receivables on the Balance Sheets. The $264 million decrease in the intercompany loan during 2011 and the $263 million decrease during 2010 are reflected as Notes Receivable from Affiliates, net within Net Cash Provided by (Used in) Investing Activities on the Condensed Statements of Cash Flows.

In conjunction with the money pool arrangement and the intercompany loan noted above, Duke Energy recorded interest income of approximately $4 million, $7 million and $12 million in 2011, 2010 and 2009, respectively, which is included in Other Income and Expenses, net on the Condensed Statements of Operations.

Duke Energy also provides funding to and sweeps cash from subsidiaries that do not participate in the money pool. For these subsidiaries, the cash is used in or generated from their operations, capital expenditures, debt payments and other activities. Amounts funded or received are carried as open accounts as either, Investments and Advances to Consolidated Subsidiaries or as Other Non-Current Liabilities and do not bear interest. These amounts are included within Net Cash (Used in) Provided by Operating Activities on the Condensed Statements of Cash Flows.

During the year ended December 31, 2011, Duke Energy received an equity distribution of $299 million from Duke Energy Carolinas, which is reflected within Net Cash (Used in) Provided by Operating Activities on the Condensed Statements of Cash Flows. Additionally, Duke Energy received an equity distribution from Duke Energy Carolinas of $350 million in 2010, which is reflected within Net Cash (Used in) Provided by Operating Activities on the Condensed Statements of Cash Flows.

PART II

DUKE ENERGY CORPORATION

SCHEDULE I—CONDENSED PARENT COMPANY FINANCIAL STATEMENTS

During the year ended December 31, 2011, Duke Energy paid a $15 million advance to Cinergy Corp. for Green Frontier Windpower LLC PTC funding contributions. During the year ended December 31, 2010, Duke Energy forgave a $29 million advance to Cinergy Corp.

During the year ended December 31, 2009, Duke Energy contributed approximately $250 million of capital to its subsidiary, Duke Energy Carolinas.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Duke Energy

		Additions:
	Balance at Beginning of Period	Charged to Expense	Charged to Other Accounts	Deductions(a)	Balance at End of Period
	(In millions)
December 31, 2011:
Injuries and damages(b)	$858	$—	$—	$52	$806
Allowance for doubtful accounts	34	27	—	26	35
Allowance for doubtful accounts – restricted receivables of VIEs(c)	34	6	—	—	40
Other(d)	380	74	7	134	327

	$1,306	$107	$7	212	$1,208

December 31, 2010:
Injuries and damages(b)	$984	$1	$—	$127	$858
Allowance for doubtful accounts	42	26	—	34	34
Allowance for doubtful accounts – restricted receivables of VIEs(c)	6	7	22	1	34
Other(d)	396	120	44	180	380

	$1,428	$154	$66	342	$1,306

December 31, 2009:
Injuries and damages(b)	$1,035	$—	$—	$51	$984
Allowance for doubtful accounts	42	23	9	26	48
Other(d)	555	52	24	235	396

	$1,632	$75	$33	$312	$1,428

(a)	Principally cash payments and reserve reversals.
(b)	Principally asbestos reserves at Duke Energy Carolinas.
(c)	Principally allowance for CRC which was consolidated on January 1, 2010.
(d)	Principally nuclear property insurance reserves at Duke Energy Carolinas, insurance reserves at Bison and other reserves, included in Other within Current Liabilities or Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts above do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Duke Energy Carolinas

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2011:
Injuries and damages(b)	$853	$—	$—	$52	$801
Allowance for doubtful accounts	3	15	—	15	3
Allowance for doubtful accounts – restricted receivables of VIEs	6	—	—	—	6
Other (c)	133	1	—	33	101

	995	$16	$—	$100	911

December 31, 2010:
Injuries and damages(b)	$980	$—	$—	$127	$853
Allowance for doubtful accounts	2	17	—	16	3
Allowance for doubtful accounts – restricted receivables of VIEs	6	1	—	1	6
Other (c)	124	31	3	25	133

	$1,112	$49	$3	$169	995

December 31, 2009:
Injuries and damages(b)	$1,031	$—	$—	$51	$980
Allowance for doubtful accounts	7	17	—	16	8
Other(c)	200	4	—	80	124

	$1,238	$21	$—	$147	$1,112

(a)	Principally cash payments and reserve reversals.
(b)	Principally asbestos reserves.
(c)	Principally nuclear property insurance and other reserves, included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

The valuation and reserve amounts above do not include unrecognized tax benefits amounts or deferred tax asset valuation allowance amounts.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Duke Energy Ohio

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
Year Ended December 31, 2011:
Allowance for doubtful accounts	$18	$—	$—	$2	$16
Environmental(b)	49	—	5	26	28
Uncertain Tax Provisions	10	11	—	—	21
Other(c)	1	6	—	2	5

	$78	$17	$5	$30	$70

Year Ended December 31, 2010:
Allowance for doubtful accounts	$17	$1	$—	$—	$18
Environmental(b)	20	—	39	10	49
Uncertain Tax Provisions	—	20	—	10	10
Other(c)	11	—	—	10	1

	$48	$21	$39	$30	$78

Year Ended December 31, 2009:
Allowance for doubtful accounts	$18	$1	$—	$2	$17
Environmental(b)	11	(10)	21	2	20
Other(c)	11	2	—	2	11

	$40	$(7)	$21	$6	$48

(a)	Principally cash payments and reserve reversals.
(b)	Included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets. In 2009, PUCO issued an order allowing the deferral of costs related to Manufactured Gas Plant sites into a regulatory asset, which resulted in a net credit to expense during 2009.
(c)	Principally mark-to-market and other reserves, included in Unrealized gains on mark-to-market and hedging transactions within Current Assets and Other within Investments and Other Assets, Unrealized losses on mark-to-market and hedging transactions within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.
(d)	Included in Taxes accrued and Interest accrued within Current Liabilities on the Consolidated Balance Sheets.

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Duke Energy Indiana

	Balance at Beginning of Period	Additions :		Deductions(a)	Balance at End of Period
		Charged to Expense	Charged to Other Accounts
	(In millions)
December 31, 2011:
Injuries and damages	$4	$—	$—	$—	$4
Allowance for doubtful accounts	1	—	—	—	1
Other(b)	12	5	—	5	12

	$17	$5	$—	$5	$17

December 31, 2010:
Injuries and damages	$4	$—	$—	$—	$4
Allowance for doubtful accounts	1	—	—	—	1
Other(b)	18	1	—	7	12

	$23	$1	$—	$7	$17

December 31, 2009:
Injuries and damages	$4	$—	$—	$—	$4
Allowance for doubtful accounts	1	1	—	1	1
Other(b)	15	5	—	2	18

	$20	$6	$—	$3	$23

(a)	Principally cash payments and reserve reversals.
(b)	Principally environmental reserves included in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated the effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2011, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2011 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

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

The Duke Energy Registrants’ management, including their Chief Executive Officer and Chief Financial Officer, has conducted an evaluation of the effectiveness of their internal control over financial reporting as of December 31, 2011 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that its internal controls over financial reporting were effective as of December 31, 2011.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

Duke Energy will provide information that is responsive to this Item 13 in its definitive proxy statement or in an amendment to this Annual Report not later than 120 days after the end of the fiscal year covered by this Annual Report, in either case under the caption “Certain Relationships and Related Transactions,” and possibly elsewhere therein. That information is incorporated in this Item 13 by reference.

Item 14. Principal Accounting Fees and Services.

Deloitte & Touche LLP, and the member firms of Deloitte Touche Tohmatsu and their respective affiliates (collectively, Deloitte) provided professional services to Duke Energy Corporation (Duke Energy) and its consolidated subsidiaries for 2011 and 2010. A portion of these costs have been allocated to Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio) and Duke Energy Indiana, Inc. (Duke Energy Indiana), collectively referred to as the Subsidiary Registrants. The following tables present the Deloitte fees for services rendered to Duke Energy and the Subsidiary Registrants during 2011 and 2010:

Duke Energy

(In millions)

Types of Fees	2011	2010
Audit Fees(a)	$8.5	$8.5
Audit-Related Fees(b)	2.8	2.1
Tax Fees(c)	0.2	0.8

Total Fees:	$11.5	$11.4

Subsidiary Registrants

(In millions)

	Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
Types of Fees	2011	2010	2011	2010	2011	2010
Audit Fees(a)	$3.9	$4.2	$2.1	$1.8	$1.1	$1.3
Audit-Related Fees(b)	1.2	1.1	0.7	0.4	0.4	0.3
Tax Fees(c)	0.1	0.4	—	0.2	—	0.1

Total Fees:	$5.2	$5.7	$2.8	$2.4	$1.5	$1.7

(a)	Audit Fees are fees billed or expected to be billed for professional services for the audit of Duke Energy and the Subsidiary Registrants’ financial statements included in the annual report on Form 10-K and the review of financial statements included in quarterly reports on Form 10-Q, for services that are normally provided by Deloitte in connection with statutory, regulatory or other filings or engagements or for any other service performed by Deloitte to comply with generally accepted auditing standards.
(b)	Audit-Related Fees are fees for assurance and related services that are reasonably related to the performance of an audit or review of financial statements, including assistance with acquisitions and divestitures and internal control reviews.
(c)	Tax Fees are fees for tax return assistance and preparation, tax examination assistance, and professional services related to tax planning and tax strategy.

To safeguard the continued independence of the independent auditor, the Duke Energy Audit Committee adopted a policy that provides that the independent public accountants are only permitted to provide services to Duke Energy and its consolidated subsidiaries, including the Subsidiary Registrants that have been pre-approved by the Duke Energy Audit Committee. Pursuant to the policy, detailed audit services, audit-related services, tax services and certain other services have been specifically pre-approved up to certain fee limits. In the event that the cost of any of these services may exceed the pre-approved limits, the Duke Energy Audit Committee must pre-approve the service. All other services that are not prohibited pursuant to the Securities and Exchange Commission’s or other applicable regulatory bodies’ rules of regulations must be specifically pre-approved by the Duke Energy Audit Committee. All services performed in 2011 and 2010 by the independent public accountant were approved by the Duke Energy Audit Committee pursuant to its pre-approval policy.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Consolidated Financial Statements, Supplemental Financial Data and Supplemental Schedules included in Part II of this annual report are as follows:

Duke Energy Corporation:
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Equity and Comprehensive Income for the Years ended December 31, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 24 to the Consolidated Financial Statements)
Consolidated Financial Statement Schedule I—Condensed Parent Company Financial Information for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2011, 2010 and 2009
Report of Independent Registered Public Accounting Firm
Duke Energy Carolinas, LLC:
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Member’s Equity and Comprehensive Income for the Years ended December 31, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements
Quarterly Financial Data, (unaudited, included in Note 24 to the Consolidated Financial Statements)
Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2011, 2010 and 2009
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Ohio, Inc:
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements
Quarterly Financial Data (unaudited, included in Note 24 to the Consolidated Financial Statements)
Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2011, 2010 and 2009
Report of Independent Registered Public Accounting Firm
All other schedules are omitted because they are not required, or because the required information is included in the Consolidated Financial Statements or Notes.
Duke Energy Indiana, Inc:
Consolidated Financial Statements
Consolidated Statements of Operations for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the Years Ended December 31, 2011, 2010 and 2009
Consolidated Statements of Common Stockholder’s Equity and Comprehensive Income for the Years Ended December 31, 2011, 2010 and 2009
Notes to the Consolidated Financial Statements
Quarterly Financial Data (unaudited, included in Note 24 to the Consolidated Financial Statements)
Consolidated Financial Statement Schedule II—Valuation and Qualifying Accounts and Reserves for the Years Ended December 31, 2011, 2010 and 2009
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

Date: February 28, 2012

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

Date: February 28, 2012

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

Date: February 28, 2012

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

Date: February 28, 2012

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2012

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

Date: February 28, 2012

PART IV

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 28, 2012

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

/s/ KELLEY A. KARN
Kelley A. Karn

/s/ DOUGLAS F. ESAMANN
Douglas F. Esamann

/s/ MARC E. MANLY
Marc E. Manly

Date: February 28, 2012

PART IV

EXHIBIT INDEX

Exhibits filed herewith are designated by an asterisk (*). All exhibits not so designated are incorporated by reference to a prior filing, as indicated. Items constituting management contracts or compensatory plans or arrangements are designated by a double asterisk (**). The Company agrees to furnish upon request to the Commission a copy of any omitted schedules or exhibits upon request on all items designated by a triple asterisk (***).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

2.1	Agreement and Plan of Merger, dated as of May 8, 2005, as amended as of July 11, 2005, as of October 3, 2005 and as of March 30, 2006, by and among the registrant, Duke Energy Corporation, Cinergy Corp., Deer Acquisition Corp., and Cougar Acquisition Corp. (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 2-1).	X	X

2.2	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 2.1).	X

2.3	Agreement and Plan of Merger by and among Duke Energy Corporation, Diamond Acquisition Corporation and Progress Energy, Inc. dated as of January 8, 2011 (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32583, January 11, 2011).	X

3.1	Amended and restated Certificate of Incorporation (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 3-1).	X

3.2	Articles of Organization Including Articles of Conversion (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.1).		X

3.2.1	Amended Certificate of Incorporation, effective October 1, 2006 (filed with the Form 10-Q of the registrant for the quarter ended September 30, 2006, File No. 1-4928, as exhibit 3.1).		X

3.3	Amended Articles of Incorporation of Duke Energy Ohio, Inc. effective October 23, 1996 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1996, File No. 1-1232).			X

3.3.1	Amended Articles of Consolidation, effective October 1, 2006 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2006, File No. 1-1232).			X

3.4	Amended Articles of Consolidation of PSI, as amended April 20, 1995 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1995, File No. 1-3543).				X

3.4.1	Amendment to Article D of the Amended Articles of Consolidation of PSI, effective July 10, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

3.4.2	Amended Articles of Consolidation, effective October 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2006, File No. 1-3543).				X

3.5	Amended and Restated By-Laws of registrant (filed with the Form 8-K of Duke Energy Corporation, File No. 1-32853, March 3, 2008, as Exhibit 3.1).	X

3.6	Limited Liability Company Operating Agreement (filed with Form 8-K of registrant, File No. 1-4928, April 7, 2006, as exhibit 3.1).		X

3.7	Regulations of Duke Energy Ohio, Inc., as amended on July 23, 2003 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).			X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

3.8	By-Laws of PSI, as amended on July 23, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2003, File No. 1-3543).				X

4.1	Original Indenture (First Mortgage Bonds) between Duke Energy Ohio, Inc. and The Bank of New York (as Trustee) dated as of August 1, 1936 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-2374).			X

4.1.1	Fourteenth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of November 2, 1972 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-60961).			X

4.1.2	Thirty-third Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of September 1, 1992 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-53578).			X

4.1.3	Thirty-fourth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of October 1, 1993 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1993, File No. 1-1232).			X

4.1.4	Thirty-fifth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of January 1, 1994 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-52335).			X

4.1.5	Thirty-sixth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of February 15, 1994 (filed with Registration Statement of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) File No. 2-52335).			X

4.1.6	Thirty-seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of October 14, 1996 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1996, File No. 1-1232).			X

4.1.7	Thirty-eighth Supplemental Indenture between Duke Energy Ohio, Inc. and The Bank of New York dated as of February 1, 2001 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended March 31, 2001, File No. 1-1232).			X

4.1.8	Thirty-ninth Supplemental Indenture dated as of September 1, 2002, between Duke Energy Ohio, Inc. and The Bank of New York, as Trustee (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).			X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.2	Original Indenture (First Mortgage Bonds) dated September 1, 1939, between PSI and The First National Bank of Chicago, as Trustee, and LaSalle National Bank, as Successor Trustee (filed as Exhibit A-Part 5 in File No. 70-258 Supplemental Indenture dated March 30, 1984).				X

4.2.1	Forty-second Supplemental Indenture between PSI and LaSalle National Bank dated August 1, 1988 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1988, File No. 1-3543).				X

4.2.2	Forty-fourth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1990, File No. 1-3543).				X

4.2.3	Forty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated March 15, 1990 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1990, File No. 1-3543).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.2.4	Forty-sixth Supplemental Indenture between PSI and LaSalle National Bank dated June 1, 1990 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1991, File No. 1-3543).				X

4.2.5	Forty-seventh Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1991 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1991, File No. 1-3543).				X

4.2.6	Forty-eighth Supplemental Indenture between PSI and LaSalle National Bank dated July 15, 1992 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, File No. 1-3543).				X

4.2.7	Forty-ninth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, File No. 1-3543).				X

4.2.8	Fiftieth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 1993 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, File No. 1-3543).				X

4.2.9	Fifty-first Supplemental Indenture between PSI and LaSalle National Bank dated February 1, 1994 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1993, File No. 1-3543).				X

4.2.10	Fifty-second Supplemental Indenture between PSI and LaSalle National Bank, as Trustee, dated as of April 30, 1999 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 1999, File No. 1-3543).				X

4.2.11	Fifty-third Supplemental Indenture between PSI and LaSalle National Bank dated June 15, 2001 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2001, File No. 1-3543).				X

4.2.12	Fifty-fourth Supplemental Indenture dated as of September 1, 2002, between PSI and LaSalle Bank National Association, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002, File No. 1-3543).				X

4.2.13	Fifty-fifth Supplemental Indenture between PSI and LaSalle National Bank dated February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).				X

4.2.14	Fifty-Sixth Supplemental Indenture dated as of December 1, 2004, between PSI and LaSalle Bank National Association, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 2004, File No. 1-3543).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.3	Repayment Agreement between Duke Energy Ohio, Inc. and The Dayton Power and Light Company dated as of December 23, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1992, File No. 1-1232).			X

4.4	Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).				X

4.4.1	First Supplemental Indenture dated November 15, 1996, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.4.2	Third Supplemental Indenture dated as of March 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1997, File No. 1-3543).				X

4.4.3	Fourth Supplemental Indenture dated as of August 5, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).				X

4.4.4	Fifth Supplemental Indenture dated as of December 15, 1998, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).				X

4.4.5	Sixth Supplemental Indenture dated as of April 30, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 1999, File No. 1-3543).				X

4.4.6	Seventh Supplemental Indenture dated as of October 20, 1999, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1999, File No. 1-3543).				X

4.4.7	Eighth Supplemental Indenture dated as of September 23, 2003, between PSI and The Fifth Third Bank, as Trustee (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2003, File No. 1-3543).				X

4.4.8	Tenth Supplemental Indenture dated as of June 9, 2006, between PSI Energy, Inc. and The Bank of New York Trust Company, N.A. (successor trustee to Fifth Third Bank), as Trustee (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on June 15, 2006, File No. 1-3543).				X

4.5	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated as of September 13, 1995 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1995, File No. 1-1232).			X

4.6	Twenty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated September 1, 1978 (filed with the registration statement of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), File No. 2-62543).				X

4.6.1	Thirty-fifth Supplemental Indenture between PSI and The First National Bank of Chicago dated March 30, 1984 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1984, File No. 1-3543).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.7	Loan Agreement between Duke Energy Ohio, Inc. and the State of Ohio Air Quality Development Authority dated August 1, 2001 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2001, File No. 1-1232).			X

4.8	Indenture (Secured Medium-term Notes, Series A), dated July 15, 1991, between PSI and LaSalle National Bank, as Trustee (filed with Form 10-K/A No. 2 of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, filed on July 15, 1993, File No. 1-3543).				X

4.9	Original Indenture (Unsecured Debt Securities) between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of May 15, 1995 (filed with the registration statement on Form 8-A, filed on July 24, 1995, File No. 1-1232).			X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.9.1	First Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 1, 1995 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 1995, File No. 1-1232).			X

4.9.2	Second Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 30, 1995 (filed with the registration statement on Form 8-A, filed on July 24, 1995, File No. 1-1232).			X

4.9.3	Third Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of October 9, 1997 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 1997, File No. 1-1232).			X

4.9.4	Fourth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of April 1, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended March 31, 1998, File No. 1-1232).			X

4.9.5	Fifth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 9, 1998 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 1998, File No. 1-1232).			X

4.9.6	Sixth Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of September 15, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).			X

4.9.7	Seventh Supplemental Indenture between Duke Energy Ohio, Inc. and The Fifth Third Bank dated as of June 15, 2003 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2003, File No. 1-1232).			X

4.10	Indenture (Secured Medium-term Notes, Series B), dated July 15, 1992, between PSI and LaSalle National Bank, as Trustee (filed with Form 10-K/A No. 2 of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1992, filed on July 15, 1993, File No. 1-3543).				X

4.11	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of September 1, 2002 (filed with the Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended September 30, 2002, File No. 1-1232).			X

4.12	Loan Agreement between PSI and the City of Princeton, Indiana dated as of November 7, 1996 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.13	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series A (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).			X

4.14	Loan Agreement between PSI and the City of Princeton, Indiana dated as of February 1, 1997 (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1996, File No. 1-3543).				X

4.15	Loan Agreement between Duke Energy Ohio, Inc. and the Ohio Air Quality Development Authority dated as of November 1, 2004, relating to Series B (filed with the Form 8-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on November 19, 2004, File No. 1-1232).			X

4.16	Unsecured Promissory Note dated October 14, 1998, between PSI and the Rural Utilities Service (filed with Form 10-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the year ended December 31, 1998, File No. 1-3543).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.17	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of July 15, 1998 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 1998, File No. 1-3543).				X

4.18	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of May 1, 2000 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended June 30, 2000, File No. 1-3543).				X

4.19	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002 File No. 1-3543).				X

4.20	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of September 1, 2002 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 2002, File No. 1-3543).				X

4.21	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of February 15, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).				X

4.22	6.302% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).				X

4.23	6.403% Subordinated Note between PSI and Cinergy Corp., dated February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended March 31, 2003, File No. 1-3543).				X

4.24	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004B (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).				X

4.25	Loan Agreement between PSI and the Indiana Development Finance Authority dated as of December 1, 2004, relating to Series 2004C (filed with Form 8-K of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.), filed on December 9, 2004, File No. 1-3543).				X

4.26	Form of Sixth Supplemental Indenture, dated as of November 17, 2011, to the Indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed with Form 8-K of Duke Energy Corporation, November 17, 2011, File No. 1-32853, as Exhibit 4.1).		X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

4.27	Form of Fifth Supplemental Indenture, dated as of August 25, 2011, to the Indenture, dated as of June 3, 2008, between Duke Energy Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed with Form 8-K of Duke Energy Corporation, August 25, 2011, File No.1-32583, Exhibit 4.1).		X

4.28	Ninety-third Supplemental Indenture dated as of May 19, 2011 between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed with Form 8-K of Duke Energy Carolinas, May 19, 2011, File No. 1-04928, as Exhibit 4.1).		X

4.29	Ninety-fourth Supplemental Indenture dated as of December 8, 2011 between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed with Form 8-K of Duke Energy Carolinas, December 8, 2011, File No. 1-04928, as Exhibit 4.1).		X

10.1	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2).	X

10.1.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC ((filed with the Form 10-Q of the registrant for the quarter ended March 31, 2006, File No. 1-32853, as Exhibit 10.2.1).	X

10.2	Purchase and Sale Agreement dated as of January 8, 2006, by and among Duke Energy Americas, LLC, and LSP Bay II Harbor Holding, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2).		X

10.2.1	Amendment to Purchase and Sale Agreement, dated as of May 4, 2006, by and among Duke Energy Americas, LLC, LS Power Generation, LLC (formerly known as LSP Bay II Harbor Holding, LLC), LSP Gen Finance Co, LLC, LSP South Bay Holdings, LLC, LSP Oakland Holdings, LLC, and LSP Morro Bay Holdings, LLC (filed with Form 10-Q of Duke Energy Corporation (formerly known as Duke Energy Holding Corp.) for the quarter ended March 31, 2006, File No. 1-32853, as exhibit 10.2.1		X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.3	Employment Agreement dated February 4, 2004, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy, Indiana, Inc., and James E. Rogers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2003, File No. 1-1232).			X

10.4	Employment Agreement dated February 4, 2004, among Cinergy Corp., The Cincinnati Gas & Electric Company (CG&E), and PSI, and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.5**	Directors’ Charitable Giving Program (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 1992, File No. 1-4928, as Exhibit 10-P).	X

10.5.1**	Amendment to Directors’ Charitable Giving Program dated June 18, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.1).	X

10.5.2**	Amendment to Directors’ Charitable Giving Program dated July 28, 1997 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.2).	X

10.5.3**	Amendment to Directors’ Charitable Giving Program dated February 18, 1998 (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2003, File No. 1-4928, as Exhibit 10-1.3).	X

10.6	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Power Company LLC (formerly Duke Energy Corporation) and the Trustee (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.1).		X

10.7	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2002, File No. 1-1232).			X

10.7.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and William J. Grealis (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2002, File No. 1-1232).			X

10.8	Amended and Restated Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.8.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated October 11, 2002, among Cinergy Corp., Services, CG&E, and PSI, and William J. Grealis (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).			X

10.9**	Duke Energy Corporation 1998 Long-Term Incentive Plan, as amended (filed as Exhibit 1 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).	X

10.10	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with Form 10-Q of Duke Energy Corporation, File No. 1-32853, August 9, 2006, as exhibit 10.15).		X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.11	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Donald B. Ingle, Jr. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2002, File No. 1-1232).			X

10.12	Amended and Restated Employment Agreement dated October 1, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Donald B. Ingle, Jr. (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.13**	Duke Energy Corporation Executive Short-Term Incentive Plan (filed as Exhibit 2 to Schedule 14A of Duke Energy Carolinas, LLC, March 28, 2003, File No. 1-4928).	X

10.14	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed with the Form 8-K of the registrant, July 5, 2007, File No. 1-4928, as Exhibit 10.1).		X

10.15	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2002, File No. 1-1232).			X

10.15.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Michael J. Cyrus (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2003, File No. 1-1232).			X

10.15.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2002, File No. 1-1232).			X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.16	Amended and Restated Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.16.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 12, 2002, among Cinergy Corp., Services, CG&E, and PSI, and Michael J. Cyrus (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.16.2	Form of amendment to employment agreement, adopted and effective December 14, 2005, between Services and each of Michael J. Cyrus and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.17**	Duke Energy Corporation Executive Savings Plan, as amended and restated (filed with Form 8-K of Duke Energy Corporation, October 31, 2007, File No. 1-32853, as Exhibit 10.1	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.18	Asset Purchase Agreement by and Between Saluda River Electric Cooperative, Inc., as Seller, and Duke Energy Carolinas, LLC, as Purchaser, dated December 20, 2006 (filed with the Form 8-K of the registrant, File No. 1-4928, December 27, 2006, as exhibit 10.1).		X

10.19	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2003, File No. 1-1232).			X

10.19.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and James L. Turner (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2003, File No. 1-1232).			X

10.20	Amended and Restated Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.20.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated September 24, 2002, among Cinergy Corp., Services, CG&E, and PSI, and James L. Turner (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.21**	Non-Qualified Option Agreement dated as of November 17, 2003 pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan, by and between Duke Energy Corporation and Paul M. Anderson (filed with Form 10-K of Duke Energy Carolinas, LLC for the year ended December 31, 2004, File No. 1-4928, as Exhibit 10-18.4).	X

10.22	Settlement between Duke Energy Corporation, Duke Energy Carolinas, LLC and the U.S. Department of Justice resolving Duke Energy’s used nuclear fuel litigation against the U.S. Department of Energy dated as of March 6, 2007 (filed with the Form 8-K of the registrant, File No. 1-4928, March 12, 2007, as item 8.01).		X

10.23	Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc. and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 2003, File No. 1-1232).			X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.23.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., Duke Energy Ohio, Inc., and Duke Energy Indiana, Inc., and Marc E. Manly (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended 12/31/03, File No. 1-1232).			X

10.24	Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.24.1	Amended Employment Agreement effective December 17, 2003 to Employment Agreement dated November 15, 2002, among Cinergy Corp., CG&E, and PSI, and Marc E. Manly (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.25**	Form of Phantom Stock Award Agreement dated February 28, 2005, pursuant to Duke Energy Corporation1998 Long-Term Incentive Plan by and between Duke Energy Corporation and each of Fred J. Fowler, David L. Hauser, Jimmy W. Mogg and Ruth G. Shaw (filed with the Form 8-K of Duke Energy Carolinas, LLC, File No. 1-4928, February 28, 2005, as Exhibit 10-2).	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.26	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone &Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, November 13, 2007, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.)		X

10.27	Deferred Compensation Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1992 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1992, File No. 1-1232).			X

10.28	Deferred Compensation Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.29**	Form of Phantom Stock Award Agreement dated as of May 11, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and Jimmy W. Mogg. (filed with Form 10-Q of Duke Energy Carolinas, LLC for the quarter ended June 30, 2005, File No. 1-4928, as Exhibit 10-6).	X

10.30	Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (filed with the Form 10-Q of the registrant, May 14, 2008, File No. 1-4928, as Exhibit 10.1). (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).		X

10.31	Split Dollar Insurance Agreement, effective as of May 1, 1993, between Duke Energy Ohio, Inc. and Jackson H. Randolph (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1994, File No. 1-1232).			X

10.32	Split Dollar Life Insurance Agreement, effective as of January 1, 1992, between PSI and James E. Rogers (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.32.1	First Amendment to Split Dollar Life Insurance Agreement between PSI and James E. Rogers dated December 11, 1992 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.33**	Form of Phantom Stock Award Agreement dated as of May 12, 2005, pursuant to Duke Energy Corporation 1998 Long-Term Incentive Plan by and between Duke Energy Corporation and nonemployee directors (filed in Form 8-K of Duke Energy Carolinas, LLC, May 17, 2005, File No. 1-4928, as Exhibit 10-1).	X

10.34	Amended No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of the registrant, March 12, 2008, File No. 1-4928, as Exhibit 10.1).		X

10.35	Amended and Restated Supplemental Retirement Income Agreement between Duke Energy Ohio, Inc. and Jackson H. Randolph dated January 1, 1995 (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1995, File No. 1-1232).			X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.36	Asset Purchase Agreement by and among Cinergy Capital & Trading, Inc. (Capital & Trading), CinCap Madison, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.37	Form of Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.1).	X

10.38	Amended and Restated Engineering and Construction Agreement, dated as of December 21, 2009, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.		X

10.39	Amended and Restated Supplemental Executive Retirement Income Agreement between Duke Energy Ohio, Inc. and certain executive officers (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the year ended December 31, 1997, File No. 1-1232).			X

10.40	Asset Purchase Agreement by and among Capital & Trading., CinCap VII, LLC and PSI dated as of February 5, 2003 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.41	Form of Performance Share Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 4, 2006, as Exhibit 10.2).	X

10.42	Eighty-Eighth Supplemental Indenture dated as of November 17, 2008, between Duke Energy Carolinas, LLC and The Bank of New York Mellon Trust Company, N.A., as Trustee (filed with the Form 8-K of the registrant, File No. 1-4928, November 17, 2008, as item 4.1).		X

10.43	Asset Purchase Agreement by and among Duke Energy Indiana, Inc. and Duke Energy Ohio, Inc. and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company) for the quarter ended June 30, 2005, File No. 1-1232).			X

10.44	Asset Purchase Agreement by and among PSI and CG&E and Allegheny Energy Supply Company, LLC, Allegheny Energy Supply Wheatland Generating Facility, LLC and Lake Acquisition Company, L.L.C., dated as of May 6, 2005 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.45**	Employment Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.1).	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.45.1**	Performance Award Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.2).	X

10.45.2**	Phantom Stock Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.3).	X

10.46	Underwriting Agreement, dated as of November 12, 2008, with Barclays Capital Inc., Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as representatives of the several underwriters named therein, in connection with Duke Energy Carolinas, LLC’s issuance and sale of $400,000,000 aggregate principal amount of its First and Refunding Mortgage Bonds, 5.75% Series C due 2013 and $500,000,000 aggregate principal amount of its First and Refunding Mortgage Bonds, 7.00% Series C due 2018 (filed with the Form 8-K of the registrant, File No. 1-4928, November 17, 2008, as item 99.1).		X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.47	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Ohio, Inc., July 5, 2007, File No. 1-1232, as Exhibit 10.1).			X

10.47.1	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Ohio, Inc., March 12, 2008, File No. 1-1232, as Exhibit 10.1).			X

10.48	Underwriting Agreement in connection with PSI issuance and sale of $350,000,000 aggregate principal amount of its 6.12% Debentures due 2035 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.49**	Form Phantom Stock Award Agreement and Election to Defer (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, May 16, 2006, as Exhibit 10.1).	X

10.50	Keepwell Agreement, dated April 10, 2006, between Duke Capital LLC and Duke Energy Ohio, Inc. (filed with Form 10-K of Duke Energy Ohio, Inc. (formerly The Cincinnati Gas & Electric Company), filed on April 14, 2006, File No. 1-1232).			X

10.51	$2,000,000,000 Amended and Restated Credit Agreement among the registrant, such subsidiaries, the banks listed therein, Barclays Bank PLC, as Administrative Agent, and JPMorgan Chase Bank, N.A., as Syndication Agent (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.51.1	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Indiana, Inc., July 5, 2007, File No. 1-3543, as Exhibit 10.1).				X

10.51.2	Amendment No. 1 to the Amended and Restated Credit Agreement (filed in Form 8-K of Duke Energy Indiana, Inc., March 12, 2008, File No. 1-3543, as Exhibit 10.1).				X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.52	Agreements with Piedmont Electric Membership Corporation, Rutherford Electric Membership Corporation and Blue Ridge Electric Membership Corporation to provide wholesale electricity and related power scheduling services from September 1, 2006 through December 31, 2021 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.15).	X

10.53	Asset Purchase Agreement by and between Duke Energy Indiana, Inc., as Seller, and Wabash Valley Power Association, Inc., as Buyer, Dated as of December 1, 2006 (filed with Form 10-Q of Duke Energy Indiana, Inc. (formerly PSI Energy, Inc.) for the quarter ended September 30, 1996, File No. 1-3543).				X

10.54	Purchase and Sale Agreement by and among Cinergy Capital & Trading, Inc., as Seller, and Fortis Bank, S.A./N.V., as Buyer, dated as of June 26, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, June 30, 2006, as Exhibit 10.1).	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.55	$330,000,000 Letter of Credit Agreement dated as of September 19, 2008, among Duke Energy Indiana, Inc., Duke Energy Kentucky, Inc., the banks listed therein, Bank of America, N.A., as Administrative Agent, Banco Bilbao Vizcaya Argentaria, S.A.-New York Branch, as Syndication Agent, and the Bank of Tokyo-Mitsubishi UFJ, Ltd., Intesa Sanpaolo S.p.A., New York Branch, Mizuho Corporate Bank (USA), and Wells Fargo Bank, National Association, as Co-Documentation Agents (filed with Form 10-Q of Duke Energy Indiana, Inc. for the quarter ended September 30, 2008, File No. 1-3543, as Exhibit 10.1).				X

10.56**	Form of Amendment to Performance Award Agreement and Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.1).	X

10.57	Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).				X

10.58**	Form of Amendment to Phantom Stock Award Agreement (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, August 24, 2006, as Exhibit 10.2).	X

10.59	Formation and Sale Agreement by and among Duke Ventures, LLC, Crescent Resources, LLC, Morgan Stanley Real Estate Fund V U.S. L.P., Morgan Stanley Real Estate Fund V Special U.S., L.P., Morgan Stanley Real Estate Investors V U.S., L.P., MSP Real Estate Fund V, L.P., and Morgan Stanley Strategic Investments, Inc., dated as of September 7, 2006 (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2006, File No. 1-32853, as Exhibit 10.3).	X

10.60	Fifteenth Supplemental Indenture, dated as of April 3, 2006, among the registrant, Duke Energy and JPMorgan Chase Bank, N.A. (as successor to Guaranty Trust Company of New York), as trustee (the “Trustee”), supplementing the Senior Indenture, dated as of September 1, 1998, between Duke Energy Carolinas, LLC (formerly Duke Energy Corporation) and the Trustee (filed with the Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2006, File No. 1-32853, as Exhibit 10.1).	X

10.60.1	Stock Option Grant Agreement between Duke Energy Corporation and James E. Rogers, dated April 4, 2006 (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, April 6, 2006, as Exhibit 10.4).	X

10.61**	Duke Energy Corporation 2006 Long-Term Incentive Plan (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, October 27, 2006, as Exhibit 10.1).	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.62	Tax Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.1).	X

10.63	Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.2).	X

10.63.1	Amendment No. 1 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.4).	X

10.63.2	Amendment No. 2 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.5)	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.63.3	Amendment No. 3 to the Transition Services Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2007, File No. 1-32853, as Exhibit 10.3).	X

10.63.4	Amendment No. 4 to the Transition Services Agreement, dated as of June 30, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.1).	X

10.64	Employee Matters Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed with Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as Exhibit 10.3)	X

10.65	First Amendment to Employee Matters Agreement, dated as of September 28, 2007 (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.3).	X

10.66**	Duke Energy Corporation Directors’ Savings Plan I & II, as amended and restated (filed with Form 8-K of Duke Energy Corporation, dated October 31, 2007, File No. 1-4298, as Exhibit 10.2).	X

10.67**	Form of Phantom Stock Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.01).	X

10.68**	Form of Performance Share Award Agreement (filed in Form 8-K of Duke Energy Corporation, March 8, 2007, File No. 1-32853, as item 10.02).	X

10.69	Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 8-K of Duke Energy Corporation, File No. 1-32853, December 15, 2006, as item 2.1).	X

10.69.1	Amendment No. 1 to the Separation and Distribution Agreement, dated as of December 13, 2006, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.3).	X

10.70**	Amendment to the Duke Energy Corporation 1998 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.6).	X

10.71**	Amendment to the Duke Energy Corporation 2006 Long-Term Incentive Plan, effective as of February 27, 2007, by and between Duke Energy Corporation and Spectra Energy Corp. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2007, File No. 1-32853, as Exhibit 10.7).	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.72	$2,650,000,000 Amended and Restated Credit Agreement, dated as of June 28, 2007, among Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the banks listed therein, Wachovia Bank, National Association, as Administrative Agent, JPMorgan Chase Bank, National Association, Barclays Bank PLC, Bank of America, N.A. and Citibank, N.A., as Co-Syndication Agents and The Bank of Tokyo-Mitsubishi, Ltd., New York Branch and Credit Suisse, as Co-Documentation Agents (filed in Form 8-K of Duke Energy Corporation, July 5, 2007, File No. 1-32853, as Exhibit 10.1; the agreement was executed June 28).	X

10.72.1	Amendment No. 1 to Amended and Restated Credit Agreement (filed in Form 8-K of Duke Energy Corporation, March 12, 2008, File No. 1-32853, as Exhibit 10.1).	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.73	Engineering, Procurement and Construction Agreement, dated July 11, 2007, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2007, File No. 1-32853, as Exhibit 10.2).	X

10.74**	Change in Control Agreement by and between Duke Energy Corporation and James L. Turner, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.64.1).	X

10.75**	Change in Control Agreement by and between Duke Energy Corporation and Marc E. Manly, dated April 4, 2006 (filed with Form 10-K of Duke Energy Corporation for the year ended December 31, 2007, File No. 1-32853, as Exhibit 10.66.1).	X

10.76	Amended and Restated Engineering, Procurement and Construction Agreement, dated February 20, 2008, by and between Duke Energy Carolinas, LLC and Stone & Webster National Engineering P.C. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2008, File No. 1-32853, as Exhibit 10.1).	X

10.77**	Form of Phantom Stock Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.1).	X

10.78**	Form of Performance Share Agreement (filed on Form 8-K of Duke Energy Corporation, February 22, 2008, File No. 1-32853, as Exhibit 10.2).	X

10.79	Amendment No. 1 to the Amended and Restated Credit Agreement (filed on Form 8-K of Duke Energy Corporation, March 12, 2008, File No. 1- 32853, as Exhibit 10.1).	X

10.80**	Summary of Director Compensation Program (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.1).	X

10.81	Agreement and Plan of Merger by and among DEGS Wind I, LLC, DEGS Wind Vermont, Inc., Catamount Energy Corporation (filed in Form 10-Q of Duke Energy Corporation for the quarter ended June 30, 2008, File No. 1-32853, as Exhibit 10.2).	X

10.82	Amended and Restated Engineering and Construction Agreement, dated as of December 21, 2009, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc.	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.83	Operating Agreement of Pioneer Transmission, LLC (filed in Form 10-Q of Duke Energy Corporation for the quarter ended September 30, 2008, File No. 1-32583, as Exhibit 10.1).	X

10.84**	Amendment to Duke Energy Corporation Executive Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.1).	X

10.85**	Duke Energy Corporation Executive Cash Balance Plan, as Amended and Restated Effective August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.2).	X

10.86**	Amendment to Employment Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583 as Exhibit 10.3).	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.87**	Form of Amended and Restated Change in Control Agreement, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583 as Exhibit 10.4).	X

10.88**	Amendment to Phantom Stock and Performance Awards with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation September 2, 2008, File No. 1-32853, as Exhibit 10.5).	X

10.89**	Amendment to Deferred Compensation Agreement with James E. Rogers, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.6).	X

10.90**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Employees), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 10.7).	X

10.91**	Amendment to Award Agreements pursuant to the Long-Term Incentive Plans (Directors), effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 99.1).	X

10.92**	Amendment to Duke Energy Corporation Directors’ Savings Plan, effective as of August 26, 2008 (filed on Form 8-K of Duke Energy Corporation, September 2, 2008, File No. 1-32583, as Exhibit 99.2).	X

10.93**	Deferred Compensation Agreement dated December 16, 1992, between PSI Energy, Inc. and James E. Rogers, Jr.	X

10.94	Engineering, Procurement and Construction Management Agreement dated December 15, 2008 between Duke Energy Indiana, Inc. and Bechtel Power Corporation. (Portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended).	X

10.95	Retirement Agreement by and between Duke Energy Business Services LLC and David L. Hauser, effective as of June 22, 2009 (filed on Form 8-K of Duke Energy Corporation, June 26, 2009, File No. 1-32853, as Exhibit 99.1).	X

10.96	Amended and Restated Engineering and Construction Agreement, dated as of March 8, 2010, by and between Duke Energy Carolinas, LLC and Shaw North Carolina, Inc. (filed in Form 10-Q of Duke Energy Corporation for the quarter ended March 31, 2010, File No. 1-32853, as Exhibit 10.1).	X	X

*10.97**	Retirement Agreement dated December 9, 2010 between James L. Turner and Duke Energy Business Services LLC (filed on Form 8-K of Duke Energy Corporation, December 9, 2010, File No. 1-32583 as Exhibit 10.1).	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.98**	Form of Performance Award Agreement of Duke Energy Corporation (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32583 as Exhibit 10.1).	X

10.99**	Form of Phantom Stock Award of Duke Energy Corporation (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32583 as Exhibit 10.2).	X

10.100**	Form of Performance Award Agreement by and between Duke Energy Corporation and James E. Rogers (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32583 as Exhibit 10.3).	X

10.101	Duke Energy Corporation Executive Severance Plan (filed on Form 8-K of Duke Energy Corporation, January 10, 2011, File No. 1-32583 as Exhibit 10.1).	X

10.102	Form of Amendment to Change in Control Agreement by Duke Energy Corporation.	X

10.103	$200,000,000 Credit Agreement dated as of April 7, 2010 among Duke Energy Corporation and Duke Energy Carolinas, LLC, as Borrowers, the banks listed therein, Branch Banking and Trust Company, as Administrative Agent, Regions Bank, as Syndication Agent and First Tennessee Bank N.A. and RBC Bank (USA) as Co-Documentation Agents (filed on Form 8-K of Duke Energy Corporation, April 12, 2010, File No. 1-32583 as Exhibit 10.1).	X	X

10.104	Ninety-First Supplemental Indenture dated as of June 7, 2010 of Duke Energy Carolinas, LLC to The Bank of New York Mellon Trust Company, N.A., as Trustee (filed on Form 8-K of Duke Energy Carolinas, LLC, June 7, 2010, File No. 1-04928 as Exhibit 4.1).		X

10.105	Sixty-Second Supplemental Indenture, dated as of July 9, 2010, between the Company and Deutsche Bank National Trust Company, as trustee, providing for the issuance of the Bonds. (filed on Form 8-K of Duke Energy Indiana, July 9, 2010, File No. 1-03543 as Exhibit 4.1).			X

10.106	$6,000,000,000 Five-Year Credit Agreement, dated as of November 18, 2011, among the Corporation, Duke Energy Carolinas, LLC, Duke Energy Ohio, Inc., Duke Energy Indiana, Inc. and Duke Energy Kentucky, Inc., as Borrowers, the lenders listed therein, Wells Fargo Bank, National Association, as Administrative Agent, Bank of America, N.A. and The Royal Bank of Scotland plc, as Co-Syndication Agents and Bank of China, New York Branch, Barclays Bank PLC, Citibank, N.A., Credit Suisse AG, Cayman Islands Branch, Industrial and Commercial Bank of China Limited, New York Branch, JPMorgan Chase Bank, N.A. and UBS Securities LLC, as Co-Documentation Agents. (filed on Form 8-K of Duke Energy Corporation, Duke Energy Carolinas, LLC, Duke Energy Indiana, Inc. and Duke Energy Ohio, Inc., November 25, 2011, File No. 1-01232, as Exhibit 10.1).	X	X	X	X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

10.107**	Form of Performance Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32853, as Exhibit 10.1).	X

10.108**	Form of Phantom Stock Award Agreement of Duke Energy Corporation under the Duke Energy Corporation 2010 Long-Term Incentive Plan (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32853, as Exhibit 10.2).	X

10.109**	Form of Performance Award Agreement by and between Duke Energy Corporation and James E. Rogers under the Duke Energy Corporation 2010 Long-Term Incentive Plan (filed on Form 8-K of Duke Energy Corporation, February 22, 2011, File No. 1-32853, as Exhibit 10.3).	X

*12.1	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY CORPORATION	X

*12.2	Computation of Ratio of Earnings to Fixed Charges – DUKE ENERGY CAROLINAS		X

*12.3	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY OHIO			X

*12.4	Computation of Ratio of Earnings to Fixed Charges - DUKE ENERGY INDIANA				X

*21	List of Subsidiaries.	X

*23.1.1	Consent of Independent Registered Public Accounting Firm.	X

*23.1.2	Consent of Independent Registered Public Accounting Firm.		X

*23.1.3	Consent of Independent Registered Public Accounting Firm.			X

*23.1.4	Consent of Independent Registered Public Accounting Firm.				X

*24.1	Power of attorney authorizing Lynn J. Good and others to sign the annual report on behalf of the registrant and certain of its directors and officers.	X

*24.2	Certified copy of resolution of the Board of Directors of the registrant authorizing power of attorney.	X

*31.1.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.1.2	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.1.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

PART IV

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

*31.1.4	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*31.2.1	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.2.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.2.3	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

*31.2.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*32.1.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.1.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*32.1.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.1.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*32.2.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.2.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*32.2.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.2.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*101	Financials in XBRL Format	X	X	X	X

The total amount of securities of the registrant or its subsidiaries authorized under any instrument with respect to long-term debt not filed as an exhibit does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. The registrant agrees, upon request of the Securities and Exchange Commission, to furnish copies of any or all of such instruments to it.