Form 10-Q
period 2012-03-31
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2012-05-09
CIK 20290, 30371, 81020, 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to

Commission file number	Exact name of registrants as specified in their charters, addresses of principal executive offices, telephone numbers and states of incorporation	IRS Employer Identification No.
1-32853	DUKE ENERGY CORPORATION 550 South Tryon Street Charlotte, NC 28202-1803 704-382-3853 State of Incorporation: Delaware	20-2777218

1-4928	DUKE ENERGY CAROLINAS, LLC 526 South Church Street Charlotte, NC 28202-1803 704-382-3853 State of Incorporation: North Carolina	56-0205520

1-1232	DUKE ENERGY OHIO, INC. 139 East Fourth Street Cincinnati, OH 45202 704-382-3853 State of Incorporation: Ohio	31-0240030

1-3543	DUKE ENERGY INDIANA, INC. 1000 East Main Street Plainfield, IN 46168 704-382-3853 State of Incorporation: Indiana	35-0594457

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Duke Energy Corporation (Duke Energy)	Yes ☒ No ☐	Duke Energy Ohio, Inc. (Duke Energy Ohio)	Yes ☒ No ☐
Duke Energy Carolinas, LLC (Duke Energy Carolinas)	Yes ☒ No ☐	Duke Energy Indiana, Inc. (Duke Energy Indiana)	Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Duke Energy	Yes ☒ No ☐	Duke Energy Ohio	Yes ☒ No ☐
Duke Energy Carolinas	Yes ☒ No ☐	Duke Energy Indiana	Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company	☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company	☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company	☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐ No ☒	Duke Energy Ohio	Yes ☐ No ☒
Duke Energy Carolinas	Yes ☐ No ☒	Duke Energy Indiana	Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of April 30, 2012 Registrant	Description	Shares
Duke Energy	Common Stock, par value $0.001	1,338,105,469
Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

INDEX

FORM 10-Q FOR THE QUARTER ENDED

MARCH 31, 2012

		Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements		3
Duke Energy Corporation (Duke Energy)
	Unaudited Condensed Consolidated Statements of Operations	3
	Unaudited Condensed Consolidated Statements of Comprehensive Income	4
	Unaudited Condensed Consolidated Balance Sheets	5
	Unaudited Condensed Consolidated Statements of Cash Flows	7
	Unaudited Condensed Consolidated Statements of Equity	8
Duke Energy Carolinas, LLC (Duke Energy Carolinas)

	Unaudited Condensed Consolidated Statements of Comprehensive Income	9
	Unaudited Condensed Consolidated Balance Sheets	10
	Unaudited Condensed Consolidated Statements of Cash Flows	12
	Unaudited Condensed Consolidated Statements of Member’s Equity	13
Duke Energy Ohio, Inc. (Duke Energy Ohio)

	Unaudited Condensed Consolidated Statements of Comprehensive Income	14
	Unaudited Condensed Consolidated Balance Sheets	15
	Unaudited Condensed Consolidated Statements of Cash Flows	17
	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity	18
Duke Energy Indiana, Inc. (Duke Energy Indiana)

	Unaudited Condensed Consolidated Statements of Comprehensive Income	19
	Unaudited Condensed Consolidated Balance Sheets	20
	Unaudited Condensed Consolidated Statements of Cash Flows	22
	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity	23
	Combined Notes to Unaudited Condensed Consolidated Financial Statements for Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana	24

2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	76
3.	Quantitative and Qualitative Disclosures About Market Risk	89
4.	Controls and Procedures	90

PART II. OTHER INFORMATION

1.	Legal Proceedings	91
1A.	Risk Factors	91
2.	Unregistered Sales of Equity Securities and Use of Proceeds	91
5.	Other Information	91
6.	Exhibits	93
	Signatures	95

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

PART I. FINANCIAL INFORMATION

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In millions, except per-share amounts)

Item 1. Financial Statements

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Regulated electric	$2,501	$2,573
Non-regulated electric, natural gas, and other	958	855
Regulated natural gas	171	235

Total operating revenues	3,630	3,663

Operating Expenses
Fuel used in electric generation and purchased power—regulated	777	812
Fuel used in electric generation and purchased power—non-regulated	448	376
Cost of natural gas and coal sold	102	151
Operation, maintenance and other	746	880
Depreciation and amortization	479	454
Property and other taxes	184	186
Impairment charges	402	—

Total operating expenses	3,138	2,859

Gains on Sales of Other Assets and Other, net	3	10

Operating Income	495	814

Other Income and Expenses
Equity in earnings of unconsolidated affiliates	45	32
Impairments and gains on sales of unconsolidated affiliates	(5)	2
Other income and expenses, net	89	117

Total other income and expenses	129	151

Interest Expense	224	219

Income From Continuing Operations Before Income Taxes	400	746
Income Tax Expense from Continuing Operations	103	233

Income From Continuing Operations	297	513
Income From Discontinued Operations, net of tax	2	—

Net Income	299	513
Less: Net Income Attributable to Noncontrolling Interests	4	2

Net Income Attributable to Duke Energy Corporation	$295	$511

Earnings Per Share—Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic	$0.22	$0.38
Diluted	$0.22	$0.38
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$—	$—
Diluted	$—	$—
Net income attributable to Duke Energy Corporation common stockholders
Basic	$0.22	$0.38
Diluted	$0.22	$0.38
Dividends declared per share	$0.25	$0.245
Weighted-average shares outstanding
Basic	1,337	1,330
Diluted	1,337	1,331

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Net income	$299	$513

Other comprehensive income (loss), net of tax
Foreign currency translation adjustments	44	31
Pension and OPEB adjustments(a)	4	(9)
Net unrealized gain on cash flow hedges(b)	13	2
Reclassification into earnings from cash flow hedges(c)	(1)	1
Unrealized gain on investments in available for sale securities(d)	1	3
Reclassification into earnings from available for sale securities(e)	(1)	—

Other comprehensive income, net of tax	60	28

Comprehensive income	359	541
Less: Comprehensive income attributable to noncontrolling interests	4	2

Comprehensive income attributable to Duke Energy Corporation	$355	$539

(a)	Net of $2 tax expense in 2012 and $3 tax benefit in 2011.
(b)	Net of $5 tax expense in 2012 and $1 tax expense in 2011.
(c)	Net of insignificant tax benefit in 2012 and insignificant tax expense in 2011.
(d)	Net of insignificant tax expense in 2012 and $3 tax expense in 2011.
(e)	Net of insignificant tax benefit in 2012.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,071	$2,110
Short-term investments	238	190
Receivables (net of allowance for doubtful accounts of $37 at March 31, 2012 and $35 at December 31, 2011)	613	784
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $42 at March 31, 2012 and $40 at December 31, 2011)	1,124	1,157
Inventory	1,754	1,588
Other	1,124	1,051

Total current assets	5,924	6,880

Investments and Other Assets
Investments in equity method unconsolidated affiliates	479	460
Nuclear decommissioning trust funds	2,247	2,060
Goodwill	3,853	3,849
Intangibles, net	357	363
Notes receivable	68	62
Restricted other assets of variable interest entities	129	135
Other	2,103	2,231

Total investments and other assets	9,236	9,160

Property, Plant and Equipment
Cost	61,036	60,377
Cost, variable interest entities	942	913
Accumulated depreciation and amortization	(19,086)	(18,709)
Generation facilities to be retired, net	79	80

Net property, plant and equipment	42,971	42,661

Regulatory Assets and Deferred Debits
Regulatory assets	3,517	3,672
Other	151	153

Total regulatory assets and deferred debits	3,668	3,825

Total Assets	$61,799	$62,526

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except per-share amounts)

	March 31, 2012	December 31, 2011
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,050	$1,433
Notes payable and commercial paper	181	154
Non-recourse notes payable of variable interest entities	275	273
Taxes accrued	369	431
Interest accrued	287	252
Current maturities of long-term debt	1,067	1,894
Other	1,054	1,091

Total current liabilities	4,283	5,528

Long-term Debt	18,081	17,730

Non-recourse Long-term Debt of Variable Interest Entities	945	949

Deferred Credits and Other Liabilities
Deferred income taxes	7,726	7,581
Investment tax credits	381	384
Accrued pension and other post-retirement benefit costs	846	856
Asset retirement obligations	1,965	1,936
Regulatory liabilities	2,951	2,919
Other	1,743	1,778

Total deferred credits and other liabilities	15,612	15,454

Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shares authorized; 1,338 million and 1,336 million shares outstanding at March 31, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	21,121	21,132
Retained earnings	1,833	1,873
Accumulated other comprehensive loss	(174)	(234)

Total Duke Energy Corporation shareholders’ equity	22,781	22,772
Noncontrolling interests	97	93

Total equity	22,878	22,865

Total Liabilities and Equity	$61,799	$62,526

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$299	$513
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization (including amortization of nuclear fuel)	544	504
Equity component of AFUDC	(59)	(60)
Gains on sales of other assets	(3)	(13)
Impairment of other long-lived assets	407	—
Deferred income taxes	65	175
Equity in earnings of unconsolidated affiliates	(45)	(32)
Voluntary opportunity cost deferral	(101)	—
Accrued pension and other post-retirement benefit costs	28	26
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(2)	18
Receivables	172	218
Inventory	(162)	(31)
Other current assets	110	96
Increase (decrease) in
Accounts payable	(270)	(192)
Taxes accrued	(62)	(29)
Other current liabilities	10	(193)
Other assets	3	27
Other liabilities	(62)	(66)

Net cash provided by operating activities	872	961

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(988)	(1,006)
Investment expenditures	(13)	(3)
Acquisitions	(42)	(2)
Purchases of available-for-sale securities	(948)	(710)
Proceeds from sales and maturities of available-for-sale securities	821	675
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	17	103
Change in restricted cash	(35)	14
Other	8	11

Net cash used in investing activities	(1,180)	(918)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	392	—
Issuance of common stock related to employee benefit plans	8	6
Payments for the redemption of long-term debt	(821)	(18)
Notes payable and commercial paper	28	58
Distributions to noncontrolling interests	(1)	(10)
Dividends paid	(335)	(331)
Other	(2)	1

Net cash used in financing activities	(731)	(294)

Net decrease in cash and cash equivalents	(1,039)	(251)
Cash and cash equivalents at beginning of period	2,110	1,670

Cash and cash equivalents at end of period	$1,071	$1,419

Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$270	$282
Extinguishment of debt related to investment in Attiki Gas Supply, S.A.	$66	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PART II

DUKE ENERGY CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY

(Unaudited)

(In millions)

					Duke Energy Corporation Shareholders Accumulated Other Comprehensive Income (Loss)
	Common Stock Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Foreign Currency Adjustments	Net Gains (Losses) on Cash Flow Hedges	Other	Pension and OPEB Related Adjustments to AOCI	Common Stockholders’ Equity	Noncontrolling Interests	Total Equity
Balance at December 31, 2010	1,329	$1	$21,023	$1,496	$97	$(18)	$(17)	$(60)	$22,522	$131	$22,653

Net income	—	—	—	511	—	—	—	—	511	2	513
Other comprehensive income	—	—	—	—	31	3	3	(9)	28	—	28
Common stock issuances, including dividend reinvestment and employee benefits	2	—	4	—	—	—	—	—	4	—	4
Common stock dividends	—	—	—	(331)	—	—	—	—	(331)	—	(331)
Changes in noncontrolling interest in subsidiaries	—	—	—	—	—	—	—	—	—	(11)	(11)

Balance at March 31, 2011	1,331	$1	$21,027	$1,676	$128	$(15)	$(14)	$(69)	$22,734	$122	$22,856

Balance at December 31, 2011	1,336	$1	$21,132	$1,873	$(45)	$(71)	$(9)	$(109)	$22,772	$93	$22,865

Net income	—	—	—	295	—	—	—	—	295	4	299
Other comprehensive income	—	—	—	—	44	12	—	4	60	—	60
Common stock issuances, including dividend reinvestment and employee benefits	2	—	(11)	—	—	—	—	—	(11)	—	(11)
Common stock dividends	—	—	—	(335)	—	—	—	—	(335)	—	(335)

Balance at March 31, 2012	1,338	$1	$21,121	$1,833	$(1)	$(59)	$(9)	$(105)	$22,781	$97	$22,878

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Operating Revenues-Regulated Electric	$1,501	$1,552

Operating Expenses
Fuel used in electric generation and purchased power	380	469
Operation, maintenance and other	331	435
Depreciation and amortization	228	201
Property and other taxes	90	84

Total operating expenses	1,029	1,189

Gains on Sales of Other Assets and Other, net	3	—

Operating Income	475	363
Other Income and Expenses, net	39	42
Interest Expense	97	89

Income Before Income Taxes	417	316
Income Tax Expense	151	111

Net Income and Comprehensive Income	$266	$205

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$15	$289
Receivables (net of allowance for doubtful accounts of $3 at March 31, 2012 and December 31, 2011)	427	1,187
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at March 31, 2012 and December 31, 2011)	593	581
Inventory	1,021	917
Other	336	278

Total current assets	2,392	3,252

Investments and Other Assets
Nuclear decommissioning trust funds	2,247	2,060
Other	971	968

Total investments and other assets	3,218	3,028

Property, Plant and Equipment
Cost	33,257	32,840
Accumulated depreciation and amortization	(11,460)	(11,269)
Generation facilities to be retired, net	79	80

Net property, plant and equipment	21,876	21,651

Regulatory Assets and Deferred Debits
Regulatory assets	1,800	1,894
Other	70	71

Total regulatory assets and deferred debits	1,870	1,965

Total Assets	$29,356	$29,896

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions)

	March 31, 2012	December 31, 2011
LIABILITIES AND MEMBER’S EQUITY
Current Liabilities
Accounts payable	$474	$793
Taxes accrued	61	126
Interest accrued	150	115
Current maturities of long-term debt	427	1,178
Other	470	398

Total current liabilities	1,582	2,610

Long-term Debt	7,796	7,796

Non-recourse Long-term Debt of Variable Interest Entities	300	300

Deferred Credits and Other Liabilities
Deferred income taxes	4,724	4,555
Investment tax credits	231	233
Accrued pension and other post-retirement benefits	241	248
Asset retirement obligations	1,875	1,846
Regulatory liabilities	1,970	1,928
Other	917	926

Total deferred credits and other liabilities	9,958	9,736

Commitments and Contingencies
Member’s Equity
Member’s Equity	9,739	9,473
Accumulated other comprehensive loss	(19)	(19)

Total member’s equity	9,720	9,454

Total Liabilities and Member’s Equity	$29,356	$29,896

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$266	$205
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	288	249
Equity component of AFUDC	(36)	(39)
Gains on sales of other assets and other, net	(3)	—
Deferred income taxes	154	119
Voluntary opportunity cost deferral	(101)	—
Accrued pension and other post-retirement benefit costs	10	8
(Increase) decrease in
Receivables	117	246
Inventory	(100)	(59)
Other current assets	(3)	147
Increase (decrease) in
Accounts payable	(233)	(116)
Taxes accrued	(65)	(56)
Other current liabilities	109	(40)
Other assets	(18)	(4)
Other liabilities	(32)	(43)

Net cash provided by operating activities	353	617

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(483)	(562)
Purchases of available-for-sale securities	(627)	(428)
Proceeds from sales and maturities of available-for-sale securities	615	416
Notes due from affiliate	625	(104)
Other	(5)	—

Net cash provided by (used in) investing activities	125	(678)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(751)	(1)
Other	(1)	—

Net cash used in financing activities	(752)	(1)

Net decrease in cash and cash equivalents	(274)	(62)
Cash and cash equivalents at beginning of period	289	153

Cash and cash equivalents at end of period	$15	$91

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$115	$153

See Notes to Unaudited Condensed Consolidated Financial Statements

PART II

DUKE ENERGY CAROLINAS, LLC

CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY

(Unaudited)

(In millions)

		Accumulated Other Comprehensive Loss
	Member’s Equity	Net Gains (Losses) on Cash Flow Hedges	Other	Total
Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916

Net income	205	—	—	205

Balance at March 31, 2011	$9,143	$(20)	$(2)	$9,121

Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454

Net income	266	—	—	266

Balance at March 31, 2012	$9,739	$(17)	$(2)	$9,720

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Operating Revenues
Regulated electric	$324	$372
Non-regulated electric and other	417	271
Regulated natural gas	171	236

Total operating revenues	912	879

Operating Expenses
Fuel used in electric generation and purchased power—regulated	114	97
Fuel used in electric generation and purchased power—non-regulated	239	164
Cost of natural gas sold	75	119
Operation, maintenance and other	196	205
Depreciation and amortization	83	88
Property and other taxes	68	73

Total operating expenses	775	746

Gains on Sales of Other Assets and Other, net	1	2

Operating Income	138	135
Other Income and Expenses, net	4	5
Interest Expense	24	24

Income Before Income Taxes	118	116
Income Tax Expense	44	43

Net Income	74	73

Other Comprehensive Income, net of tax
Pension and OPEB adjustments(a)	1	—

Comprehensive income	$75	$73

(a)	Net of insignificant tax expense in 2012.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$26	$99
Receivables (net of allowance for doubtful accounts of $16 at March 31, 2012 and $16 at December 31, 2011)	843	681
Inventory	249	243
Other	226	220

Total current assets	1,344	1,243

Investments and Other Assets
Goodwill	921	921
Intangibles, net	139	143
Other	67	58

Total investments and other assets	1,127	1,122

Property, Plant and Equipment
Cost	10,542	10,632
Accumulated depreciation and amortization	(2,589)	(2,594)

Net property, plant and equipment	7,953	8,038

Regulatory Assets and Deferred Debits
Regulatory assets	519	520
Other	15	16

Total regulatory assets and deferred debits	534	536

Total Assets	$10,958	$10,939

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	March 31, 2012	December 31, 2011
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$408	$402
Taxes accrued	157	180
Interest accrued	31	23
Current maturities of long-term debt	507	507
Other	127	122

Total current liabilities	1,230	1,234

Long-term Debt	2,046	2,048

Deferred Credits and Other Liabilities
Deferred income taxes	1,845	1,853
Investment tax credits	7	8
Accrued pension and other post-retirement benefit costs	145	147
Asset retirement obligations	28	27
Regulatory liabilities	264	273
Other	179	182

Total deferred credits and other liabilities	2,468	2,490

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at March 31, 2012 and December 31, 2011	762	762
Additional paid-in capital	5,057	5,085
Retained deficit	(578)	(652)
Accumulated other comprehensive loss	(27)	(28)

Total common stockholder’s equity	5,214	5,167

Total Liabilities and Common Stockholder’s Equity	$10,958	$10,939

See Notes to Unsudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$74	$73
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	84	89
Gains on sales of other assets and other, net	(1)	(2)
Impairment charges	2	—
Deferred income taxes	44	36
Accrued pension and other post-retirement benefit costs	3	4
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(48)	(2)
Receivables	55	78
Inventory	(8)	33
Other current assets	42	14
Increase (decrease) in
Accounts payable	16	(64)
Taxes accrued	(24)	10
Other current liabilities	6	(1)
Other assets	(8)	4
Other liabilities	(57)	(28)

Net cash provided by operating activities	180	244

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(121)	(96)
Net proceeds from the sale of other assets	82	—
Notes due from affiliate	(218)	(4)
Change in restricted cash	6	4
Other	—	6

Net cash used in investing activities	(251)	(90)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(2)	(2)
Notes payable to affiliate	—	3
Dividend to parent	—	(285)

Net cash used in financing activities	(2)	(284)

Net decrease in cash and cash equivalents	(73)	(130)
Cash and cash equivalents at beginning of period	99	228

Cash and cash equivalents at end of period	$26	$98

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$34	$35
Transfer of Vermillion Generating Station to Duke Energy Indiana	$28	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PART II

DUKE ENERGY OHIO, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Loss
	Common Stock	Additional Paid-in Capital	Retained Earnings (Deficit)	Pension and OPEB Adjustments	Total
Balance at December 31, 2010	$762	$5,570	$(846)	$(22)	$5,464

Net income	—	—	73	—	73
Dividend to parent	—	(285)	—	—	(285)

Balance at March 31, 2011	$762	$5,285	$(773)	$(22)	$5,252

Balance at December 31, 2011	$762	$5,085	$(652)	$(28)	$5,167

Net income	—	—	74	—	74
Other comprehensive income	—	—	—	1	1
Transfer of Vermillion Generating Station to Duke Energy Indiana	—	(28)	—	—	(28)

Balance at March 31, 2012	$762	$5,057	$(578)	$(27)	$5,214

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
Operating Revenues-Regulated Electric	$688	$659

Operating Expenses
Fuel used in electric generation and purchased power	283	246
Operation, maintenance and other	160	161
Depreciation and amortization	96	100
Property and other taxes	21	22
Impairment charges	400	—

Total operating expenses	960	529

Operating (Loss) Income	(272)	130

Other Income and Expenses, net	23	23
Interest Expense	34	36

(Loss) Income Before Income Taxes	(283)	117
Income Tax (Benefit) Expense	(116)	41

Net (Loss) Income	(167)	76

Other Comprehensive Loss, net of tax
Reclassification into earnings from cash flow hedges(a)	(1)	—

Comprehensive (loss) income	$(168)	$76

(a)	Net of insignificant tax benefit in 2012

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In millions)

	March 31, 2012	December 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$22	$16
Receivables (net of allowance for doubtful accounts of $1 at March 31, 2012 and December 31, 2011)	209	198
Inventory	364	330
Other	124	135

Total current assets	719	679

Investments and Other Assets
Intangibles, net	47	50
Other	117	113

Total investments and other assets	164	163

Property, Plant and Equipment
Cost	11,733	11,791
Accumulated depreciation and amortization	(3,511)	(3,393)

Net property, plant and equipment	8,222	8,398

Regulatory Assets and Deferred Debits
Regulatory assets	746	798
Other	25	24

Total regulatory assets and deferred debits	771	822

Total Assets	$9,876	$10,062

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS—(Continued)

(Unaudited)

(In millions, except share and per-share amounts)

	March 31, 2012	December 31, 2011
LIABILITIES AND COMMON STOCKHOLDER’S EQUITY
Current Liabilities
Accounts payable	$250	$273
Notes payable	178	300
Taxes accrued	66	74
Interest accrued	48	50
Current maturities of long-term debt	5	6
Other	92	93

Total current liabilities	639	796

Long-term Debt	3,702	3,453

Deferred Credits and Other Liabilities
Deferred income taxes	811	927
Investment tax credits	143	143
Accrued pension and other post-retirement benefit costs	159	161
Asset retirement obligations	44	43
Regulatory liabilities	684	683
Other	102	122

Total deferred credits and other liabilities	1,943	2,079

Commitments and Contingencies
Common Stockholder’s Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at March 31, 2012 and December 31, 2011	1	1
Additional paid-in capital	1,384	1,358
Retained earnings	2,201	2,368
Accumulated other comprehensive income	6	7

Total common stockholder’s equity	3,592	3,734

Total Liabilities and Common Stockholder’s Equity	$9,876	$10,062

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In millions)

	Three Months Ended March 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(167)	$76
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	97	100
Equity component of AFUDC	(21)	(19)
Impairment charges	400	—
Deferred income taxes and investment tax credit amortization	(116)	7
Accrued pension and other post-retirement benefit costs	4	5
(Increase) decrease in
Receivables	(11)	77
Inventory	(34)	(12)
Other current assets	8	20
Increase (decrease) in
Accounts payable	15	12
Taxes accrued	(8)	26
Other current liabilities	(4)	(17)
Other assets	9	3
Other liabilities	(19)	(12)

Net cash provided by operating activities	153	266

CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(273)	(269)
Purchases of available-for-sale securities	(4)	(1)
Proceeds from sales and maturities of available-for-sale securities	4	—
Notes due from affiliate	—	(2)
Change in restricted cash	—	5
Other	1	—

Net cash used in investing activities	(272)	(267)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from this issuance of long-term debt	250	—
Payments for the redemption of long-term debt	(1)	(1)
Notes payable to affiliate	(122)	—
Other	(2)	—

Net cash provided by (used in) financing activities	125	(1)

Net increase (decrease) in cash and cash equivalents	6	(2)
Cash and cash equivalents at beginning of period	16	54

Cash and cash equivalents at end of period	$22	$52

Supplemental Disclosures
Significant non-cash transactions:
Accrued capital expenditures	$72	$86
Transfer of Vermillion Generating Station from Duke Energy Ohio	$26	$—

See Notes to Unaudited Condensed Consolidated Financial Statements

PART II

DUKE ENERGY INDIANA, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY

(Unaudited)

(In millions)

				Accumulated Other Comprehensive Income
	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Gains (Losses) on Cash Flow Hedges	Total
Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567

Net income	—	—	76	—	76

Balance at March 31, 2011	$1	$1,358	$2,276	$8	$3,643

Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734

Net loss	—	—	(167)	—	(167)
Other comprehensive loss	—	—	—	(1)	(1)
Transfer of Vermillion Generating Station from Duke Energy Ohio	—	26	—	—	26

Balance at March 31, 2012	$1	$1,384	$2,201	$6	$3,592

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements

Index to Combined Notes To Unaudited Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the notes apply:

Registrant	Applicable Notes
Duke Energy Corporation	1, 2, 3, 4, 5, 6, 7, 8, 9, 10, 11, 12, 13, 14, 15, 16, 17, 18, 19

Duke Energy Carolinas, LLC	1, 2, 3, 4, 5, 6, 8, 9, 10, 11, 14, 15, 16, 17, 18, 19

Duke Energy Ohio, Inc.	1, 2, 3, 4, 5, 6, 7, 8, 9, 11, 14, 15, 16, 17, 18, 19

Duke Energy Indiana, Inc.	1, 2, 3, 4, 5, 6, 8, 9, 10, 11, 14, 15, 16, 17, 18, 19

1. Organization and Basis of Presentation

Organization. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its direct and indirect wholly owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through International Energy. When discussing Duke Energy’s condensed consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The information in these combined notes relates to each of the Duke Energy Registrants as noted in the Index to the Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the subsidiaries of Duke Energy other than itself. As discussed further in Note 3, Duke Energy operates in three reportable business segments: U.S. Franchised Electric and Gas, Commercial Power and International Energy. The remainder of Duke Energy’s operations is presented as Other.

These Unaudited Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of the Duke Energy Registrants and all majority-owned subsidiaries where the respective Duke Energy Registrants have control and those variable interest entities (VIEs) where the respective Duke Energy Registrants are the primary beneficiary. These Unaudited Condensed Consolidated Financial Statements also reflect Duke Energy Carolinas’ approximate 19.25% proportionate share of the Catawba Nuclear Station, as well as Duke Energy Ohio’s proportionate share of certain generation and transmission facilities in Ohio, Indiana and Kentucky and Duke Energy Indiana’s proportionate share of certain generation and transmission facilities. In January 2012, Duke Energy Ohio completed the sale of its 75% ownership of the Vermillion Generating Station; upon the close, Duke Energy Indiana purchased a 62.5% interest in the station. See Note 2 for further discussion.

Duke Energy Carolinas, a wholly owned subsidiary of Duke Energy, is an electric utility company that generates, transmits, distributes and sells electricity in North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC) and the Federal Energy Regulatory Commission (FERC). Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Carolinas’ operations include one reportable business segment, Franchised Electric.

Duke Energy Ohio is an indirect wholly owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly owned subsidiary Duke Energy Kentucky, as well as electric generation in parts of Ohio, Illinois and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC. Duke Energy Ohio applies regulatory accounting treatment to substantially all of the operations of its Franchised Electric and Gas operating segment. Through November 2011, Duke Energy Ohio applied regulatory accounting treatment to certain rate riders associated with retail generation of its Commercial Power operating segment. See Note 3 for information about business segments.

Duke Energy Indiana is an indirect wholly owned subsidiary of Duke Energy. Duke Energy Indiana is an electric utility that provides service in north central, central, and southern Indiana. Its primary line of business is generation, transmission and distribution of electricity. Duke Energy Indiana is subject to the regulatory provisions of the Indiana Utility Regulatory Commission (IURC) and the FERC. The substantial majority of Duke Energy Indiana’s operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Indiana’s operations include one reportable business segment, Franchised Electric.

See Note 2 for information regarding Duke Energy’s pending merger with Progress Energy, Inc (Progress Energy).

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Basis of Presentation. These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Condensed Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the respective Consolidated Financial Statements and Notes in the Duke Energy Registrants combined Form 10-K for the year ended December 31, 2011. These Unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of the respective company’s management, necessary to fairly present the financial position and results of operations of each Duke Energy Registrant. Amounts reported in Duke Energy’s interim Unaudited Condensed Consolidated Statements of Operations and each of the Duke Energy Registrants’ interim Unaudited Condensed Consolidated Statements of Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors. Duke Energy Ohio and Duke Energy Indiana sell power to and purchase power from PJM Interconnection, LLC (PJM) and Midwest Independent Transmission System Operator, Inc. (MISO), respectively. Duke Energy Ohio and Duke Energy Indiana account for these transactions on a net hourly basis as the transactions are settled on a net hourly basis.

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

At March 31, 2012 and December 31, 2011, Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Condensed Consolidated Balance Sheets as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Duke Energy	$666	$674
Duke Energy Carolinas	289	293
Duke Energy Ohio	39	50
Duke Energy Indiana	5	2

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables Company, LLC (CRC). These transfers meet sales/derecognition criteria and therefore, Duke Energy Ohio and Duke Energy Indiana, account for the transfers of receivables to CRC as sales, and accordingly the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to CRC at March 31, 2012 and December 31, 2011 were as follows:

	March 31, 2012	December 31, 2011
	(in millions)
Duke Energy Ohio	$63	$89
Duke Energy Indiana	114	115

See Note 11 for additional information.

2. Acquisitions and Sales of Other Assets

Acquisitions.

The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.

On January 8, 2011, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly owned subsidiary (Merger Sub) and Progress Energy, a North Carolina corporation engaged in the regulated utility business of generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Progress Energy with Progress Energy continuing as the surviving corporation and a wholly owned subsidiary of Duke Energy.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be canceled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be canceled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at March 31, 2012, Duke Energy would issue 773 million shares of common stock to convert the Progress Energy common shares in the merger under the unadjusted exchange ratio of 2.6125. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at March 31, 2012, Duke Energy would issue 258 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on March 31, 2012, the transaction would be valued at $16 billion and would result in incremental recorded goodwill to Duke Energy of $10 billion, according to current estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $15 billion based on the approximate fair value of Progress Energy’s outstanding indebtedness at March 31, 2012. Additionally, immediately upon closing of the merger, Duke Energy expects to record expenses of $400 million to $600 million, representing accruals for commitments made in conjunction with the merger, such as employee severance, funding charitable and community support contributions and commitments related to market power mitigation, as described further below. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the FERC, the Federal Communications Commission (FCC), the NRC, the NCUC, and the KPSC. Duke Energy and Progress Energy also are seeking review of the merger by the PSCSC and approval of the joint dispatch agreement by the PSCSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public services commissions in those states on the merger, as applicable and as required. The status of regulatory approvals is as follows:

Federal Energy Regulatory Commission. On April 4, 2011, Duke Energy and Progress Energy, jointly filed applications with the FERC for the approval of the merger, the Joint Dispatch Agreement and the joint Open Access Transmission Tariff (OATT). On September 30, 2011, the FERC conditionally approved the merger, subject to approval of mitigation measures to address its finding that the combined company could have an adverse effect on competition in wholesale power markets in the Duke Energy Carolinas and Progress Energy Carolinas East balancing authority areas. On October 17, 2011, Duke Energy and Progress Energy filed their plan for mitigating the FERC’s concerns by proposing to offer on a daily basis a certain quantity of power during summer and winter periods to the extent it is available after serving native load and existing firm obligations. On December 14, 2011, the FERC issued an order rejecting Duke Energy and Progress Energy’s proposed mitigation plan, finding that the proposed mitigation plans submitted by the companies did not adequately address the market power issues. In a separate order issued December 14, 2011, the FERC dismissed the applications for approval of the Joint Dispatch Agreement and the joint OATT without prejudice to the right to refile them if Duke Energy and Progress Energy decide to file another mitigation plan to address the FERC’s market power concerns stated in the FERC’s September 30, 2011 order. On March 26, 2012, Duke Energy and Progress Energy filed their revised mitigation plan with the FERC. The filing requests that the FERC issue orders approving the mitigation plan, the Joint Dispatch Agreement and the joint OATT within 60 days of the filing, and no later than June 8, 2012. In addition to offering interim firm sales of capacity and energy during the summer and winter periods, Duke Energy and Progress Energy have planned seven permanent transmission upgrades, estimated to cost $110 million, that will increase the power import capabilities into the Progress Energy and Duke Energy North Carolina and South Carolina service areas and enhance the competitive power supply options in the region. On April 13, 2012, the companies filed a response to a request for additional information which was received from the FERC on April 10, 2012. Four participants to the proceedings filed comments before the April 25, 2012 filing deadline. On May 1, 2012, the companies filed a response to the comments with the FERC.

North Carolina Utilities Commission. On April 4, 2011, Duke Energy and Progress Energy filed a merger application and joint dispatch agreement with the NCUC. On September 2, 2011, Duke Energy, Progress Energy and the NC Public Staff filed a settlement agreement with the NCUC. Under the settlement agreement, the companies will guarantee North Carolina customers their allocable share of $650 million in savings related to fuel and joint dispatch of generation assets over the first five years after the merger closes, continue community financial support for a minimum of four years, contribute to weatherization efforts of low-income customers and workforce development during the first year after the merger closes and agree not to recover direct merger-related costs. A public hearing occurred September 20-22, 2011 and proposed orders and briefs were filed November 23, 2011. Duke Energy is required by regulatory conditions imposed by the NCUC to file with the NCUC a thirty-day advance notice of certain FERC filings prior to filing with the FERC. Accordingly, Duke Energy filed advance notice of the revised FERC mitigation plan on February 22, 2012. On May 8, 2012, Duke Energy and Progress Energy jointly filed a settlement agreement with the NC Public Staff at the NCUC which addresses various merger-related issues including retail rate recovery of the costs associated with the mitigation of wholesale market power and fuel savings associated with the Joint Dispatch Agreement. The agreement is subject to the approval of the NCUC, and is also contingent upon the approval by the FERC, without material condition or change, of the market power mitigation proposal, as well as other various merger filings currently under review at the FERC.

Public Service Commission of South Carolina. On April 25, 2011, Duke Energy and Progress Energy, on behalf of their utility companies Duke Energy Carolinas and Progress Energy Carolinas, filed an application requesting the PSCSC to review the merger and approve the proposed Joint Dispatch Agreement and the prospective future merger of Duke Energy Carolinas and Progress Energy Carolinas. On September 13, 2011, Duke Energy and Progress Energy withdrew their application seeking approval for the future merger of their Carolinas utility companies, Duke Energy Carolinas and Progress Energy Carolinas, as the merger of these entities is not likely to occur for several years after the close of the merger. Hearings occurred the week of December 12, 2011 and proposed orders and briefs were filed on December 20, 2011. Duke Energy Carolinas and Progress Energy Carolinas committed at the hearing that, as a condition for the PSCSC approving the proposed

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Joint Dispatch Agreement, Duke Energy Carolinas and Progress Energy Carolinas will give their South Carolina customers “most favored nations” treatment. Thus, Duke Energy Carolinas’ and Progress Energy Carolinas’ South Carolina customers will receive pro rata benefits equivalent to those approved by the NCUC in connection with the NCUC’s review of the merger application. Duke Energy Carolinas and Progress Energy Carolinas are awaiting a PSCSC order in this case.

Securities and Exchange Commission. On March 17, 2011, Duke Energy filed an initial registration statement on Form S-4 with the Securities and Exchange Commission (SEC) for shares to be issued to consummate the merger with Progress Energy. On July 7, 2011, the Form S-4 was declared effective by the SEC, and the joint proxy statement/prospectus contained in the Form S-4 was mailed to the shareholders of both companies thereafter. On August 23, 2011, Duke Energy and Progress Energy shareholders approved the proposed merger. In addition, Duke Energy shareholders approved a 1-for-3 reverse stock split.

U.S. Department of Justice and the Federal Trade Commission. On March 28, 2011, Duke Energy and Progress Energy submitted Hart-Scott-Rodino antitrust filings to the U.S. Department of Justice (DOJ) and the Federal Trade Commission (FTC). The 30 day notice period expired without further action by the DOJ; therefore, the companies had clearance to close the merger on April 27, 2011. This clearance was effective for one year. On March 22, 2012, the companies filed new antitrust filings. The 30 day notice period expired without further action by the DOJ; therefore, the companies have clearance to close the merger.

Nuclear Regulatory Commission. On March 30, 2011, Progress Energy made filings with the NRC for approval for indirect transfer of control of licenses for Progress Energy’s nuclear facilities to include Duke Energy as the ultimate parent corporation on these licenses. On December 2, 2011, the NRC approved the indirect transfer of control of Progress Energy’s nuclear stations to include Duke Energy as the parent corporation of the licenses.

Kentucky Public Service Commission. On April 4, 2011, Duke Energy and Progress Energy filed a merger application with the KPSC. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Attorney General. A public hearing occurred on July 8, 2011. An order conditionally approving the merger was issued on August 2, 2011. On September 15, 2011, Duke Energy and Progress Energy filed for approval of a stipulation revising one of the merger conditions contained in the KPSC order. On October 28, 2011, the KPSC issued an order approving the stipulation and merger and again required Duke Energy and Progress Energy to accept all conditions contained in the order. Duke Energy and Progress Energy filed their acceptance of those conditions on November 4, 2011.

Federal Communications Commission. On July 12, 2011, Duke Energy and Progress Energy filed an application with the FCC for approval of radio system license transfers. The FCC approved the transfers on July 27, 2011. On January 5, 2012, the FCC granted an extension of its approval until July 12, 2012.

No assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

The Merger Agreement contains certain termination rights for both Duke Energy and Progress Energy, and further provides for the payment of a termination fee of $400 million by Progress Energy under specified circumstances and a termination fee of $675 million by Duke Energy under specified circumstances. On January 8, 2012, Duke Energy and Progress Energy mutually agreed to extend the initial termination date of January 8, 2012 specified in the Merger Agreement to July 8, 2012.

For the three months ended March 31, 2012 and 2011, Duke Energy incurred transaction costs related to the Progress Energy merger of $8 million and $11 million, respectively, which are recorded within Operating Expenses in Duke Energy’s Condensed Consolidated Statement of Operations.

Vermillion Generating Station.

On January 12, 2012, after receiving approvals from the FERC and the IURC on August 12, 2011 and December 28, 2011, respectively, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly owned subsidiary of Duke Energy Ohio, completed the sale of its 75% undivided ownership interest in the Vermillion Generating Station (Vermillion) to Duke Energy Indiana and Wabash Valley Power Association (WVPA). Upon the closing of the sale, Duke Energy Indiana and WVPA held 62.5% and 37.5% interests in Vermillion, respectively. Duke Energy Ohio received proceeds of $68 million and $14 million from Duke Energy Indiana and WVPA, respectively. Following the transaction, Duke Energy Indiana retired Gallagher Units 1 and 3 effective February 1, 2012.

As Duke Energy Indiana is an affiliate of Duke Energy Vermillion the transaction has been accounted for as a transfer between entities under common control with no gain or loss recorded and did not have a significant impact to Duke Energy Ohio or Duke Energy Indiana’s results of operations. The proceeds received from Duke Energy Indiana are included in Net proceeds from the sales of other assets on Duke Energy Ohio’s Condensed Consolidated Statements of Cash Flows. The cash paid to Duke Energy Ohio is included in Capital expenditures on Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows. Duke Energy Ohio and Duke Energy Indiana recognized non-cash equity transfers of $28 million and $26 million, respectively, in their Condensed Consolidated Statements of Common Stockholder’s Equity on the transaction representing the difference between cash exchanged and the net book value of Vermillion. These amounts are not reflected in Duke Energy’s Condensed Consolidated Statements of Cash Flows or Condensed Consolidated Statements of Equity as the transaction is eliminated in consolidation.

The proceeds from WVPA are included in Net proceeds from the sales of other assets, and sale of and collections on notes receivable on Duke Energy and Duke Energy Ohio’s Condensed Consolidated Statements of Cash Flows. In the second quarter of 2011, Duke Energy Ohio recorded a pre-tax impairment charge of $9 million to adjust the carrying value of the proportionate share of Vermillion to be sold to WVPA to the proceeds to be received from WVPA less costs to sell. The sale of the proportionate share of Vermillion to WVPA did not result in a significant additional gain or loss upon close of the transaction.

Wind Projects Joint Venture.

In April 2012, Duke Energy executed a joint venture agreement with Sumitomo Corporation of America (SCOA). Under the terms of the agreement, Duke Energy and SCOA will each own a 50% interest in the joint venture, which owns two wind generation facilities currently under construction.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy and SCOA also negotiated a $330 million, Construction and 12-year amortizing Term Loan Facility, on behalf of the borrower, a wholly owned subsidiary of the joint venture. The loan agreement is non-recourse to Duke Energy. Duke Energy received proceeds of $319 million upon execution of the loan agreement. This amount represents reimbursement of a significant portion of Duke Energy’s construction costs incurred as of the date of the agreement. Beginning in April 2012, and through completion of the projects, Duke Energy and SCOA will each fund 50% of the remaining construction cost of the projects through contributions to the joint venture. Duke Energy will consolidate the joint venture until the projects reach commercial operations later in 2012. This transaction is expected to result in an insignificant gain to Duke Energy at the time construction is complete, where upon Duke Energy will no longer consolidate the joint venture.

3. Business Segments

Effective with the first quarter of 2012, management began evaluating segment performance based on Segment Income. Segment Income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment Income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. In conjunction with management’s use of the new reporting measure, certain governance costs that were previously unallocated have now been allocated to each of the segments. In addition, direct interest expense and income taxes are included in segment income. Prior year segment profitability information has been recast to conform to the current year presentation. None of these changes impacts the reportable operating segments or the Duke Energy Registrants’ previously reported consolidated revenues, net income or earnings-per-share.

Duke Energy

Duke Energy has the following reportable operating segments: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy.

USFE&G generates, transmits, distributes and sells electricity in central and western North Carolina, western South Carolina, central, north central and southern Indiana, and northern Kentucky. USFE&G also transmits and distributes electricity in southwestern Ohio. Additionally, USFE&G transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, regulated portions of Duke Energy Ohio including Duke Energy Kentucky, and Duke Energy Indiana.

Commercial Power owns, operates and manages power plants and engages in the wholesale marketing and procurement of electric power, fuel and emission allowances related to these plants, as well as other contractual positions. Commercial Power also has a retail sales subsidiary, Duke Energy Retail Sales, LLC (Duke Energy Retail), which is certified by the PUCO as a Competitive Retail Electric Service provider in Ohio. Through Duke Energy Generation Services, Inc. and its affiliates (DEGS), Commercial Power engages in the development, construction and operation of renewable energy projects. In addition, DEGS develops commercial transmission projects. DEGS also owns and operates electric generation for large energy consumers, municipalities, utilities and industrial facilities.

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

The remainder of Duke Energy’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes unallocated corporate costs, including costs to achieve certain mergers and divestitures, costs associated with certain corporate severance programs, corporate interest expense and certain corporate income tax impact. It also includes, Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, Duke Energy’s 50% interest in DukeNet Communications, LLC (DukeNet) and related telecommunications businesses, and Duke Energy Trading and Marketing, LLC, which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy.

Business Segment Data

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment Income/ Consolidated Net Income(a)
	(in millions)
Three Months Ended March 31, 2012

USFE&G(b)	$2,660	$8	$2,668	$136
Commercial Power	564	16	580	31
International Energy	402	—	402	142

Total reportable segments	3,626	24	3,650	309
Other	4	11	15	(16)
Eliminations	—	(35)	(35)	—
Add back of noncontrolling interest component	—	—	—	4
Income from Discontinued Operations, net of tax	—	—	—	2

Total consolidated	$3,630	$—	$3,630	$299

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Unaffiliated Revenues	Intersegment Revenues	Total Revenues	Segment Income/ Consolidated Net Income(a)
	(in millions)
Three Months Ended March 31, 2011
USFE&G	$2,674	$9	$2,683	$341
Commercial Power	642	2	644	49
International Energy	348	—	348	128

Total reportable segments	3,664	11	3,675	518
Other	(1)	12	11	(7)
Eliminations	—	(23)	(23)	—
Add back of noncontrolling interest component	—	—	—	2

Total consolidated	$3,663	$—	$3,663	$513

(a)	Segment results exclude noncontrolling interests and results of entities classified as discontinued operations.
(b)	As discussed further in Note 4, Duke Energy recorded pre-tax impairment and other charges of $420 million in the first quarter of 2012 related to Edwardsport integrated gasification combined cycle (IGCC) project.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	March 31, 2012	December 31, 2011
	(in millions)
USFE&G	$47,790	$47,977
Commercial Power	6,884	6,939
International Energy	4,752	4,539

Total reportable segments	59,426	59,455
Other	2,337	2,961
Reclassifications(a)	36	110

Total consolidated assets	$61,799	$62,526

(a)	Primarily represents reclassification of federal tax balances in consolidation.

Duke Energy Ohio

Duke Energy Ohio has two reportable operating segments, Franchised Electric and Gas and Commercial Power.

Franchised Electric and Gas transmits and distributes electricity in southwestern Ohio and generates, transmits, distributes and sells electricity in northern Kentucky. Franchised Electric and Gas also transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Ohio and its wholly owned subsidiary Duke Energy Kentucky.

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

Business Segment Data

	Unaffiliated Revenues(a)	Segment Income/ Consolidated Net Income
	(in millions)
Three Months Ended March 31, 2012
Franchised Electric and Gas	$473	$34
Commercial Power	454	44

Total reportable segments	927	78
Other	—	(4)
Eliminations	(15)	—

Total consolidated	$912	$74

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Unaffiliated Revenues(a)	Segment Income/ Consolidated Net Income
	(in millions)
Three Months Ended March 31, 2011
Franchised Electric and Gas	$464	$48
Commercial Power	415	28

Total reportable segments	879	76
Other	—	(3)

Total consolidated	$879	$73

(a)	There was an insignificant amount of intersegment revenues for the three months ended March 31, 2012 and 2011.

Segment assets in the following table exclude all intercompany assets.

Segment Assets

	March 31, 2012	December 31, 2011
	(in millions)
Franchised Electric and Gas	$6,432	$6,293
Commercial Power	4,733	4,740

Total reportable segments	11,165	11,033
Other	177	259
Reclassifications	(384)	(353)

Total consolidated assets	$10,958	$10,939

Duke Energy Carolinas and Duke Energy Indiana

Duke Energy Carolinas and Duke Energy Indiana each have one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina, and north central, central and southern Indiana, respectively.

The remainder of Duke Energy Carolinas’ and Duke Energy Indiana’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes costs to achieve certain mergers and divestitures, certain corporate severance programs, and certain costs for use of corporate assets as allocated to Duke Energy Carolinas or Duke Energy Indiana.

At March 31, 2012 and 2011, all of Duke Energy Carolinas’ and Duke Energy Indiana’s assets are each owned by the Franchised Electric operating segment. For the three months ended March 31, 2012 and 2011, substantially all revenues, and expenses are from the Franchised Electric operating segment of each registrant.

4. Regulatory Matters

Rate Related Information.

The NCUC, PSCSC, IURC, PUCO and KPSC approve rates for retail electric and gas services within their states. Non-regulated sellers of gas and electric generation are also allowed to operate in Ohio once certified by the PUCO. The FERC approves rates for electric sales to wholesale customers served under cost-based rates, as well as sales of transmission service.

Duke Energy Ohio Standard Service Offer (SSO). The PUCO approved Duke Energy Ohio’s current ESP on November 22, 2011. The ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation and requires Duke Energy Ohio to transfer its generation assets to a non-regulated affiliate on or before December 31, 2014. The ESP includes competitive auctions for electricity supply whereby the energy price is recovered from retail customers. As a result, Duke Energy Ohio now earns retail margin on the transmission and distribution of electricity only and not on the cost of the underlying energy. New rates for Duke Energy Ohio went into effect for SSO customers on January 1, 2012. The ESP also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from January 1, 2012 through December 31, 2014.

On January 18, 2012, the PUCO denied a request for rehearing of its decision on Duke Energy Ohio’s ESP filed by Columbus Southern Power and Ohio Power Company.

Duke Energy Ohio Generation Asset Transfer. On April 2, 2012, Duke Energy Ohio and various affiliated entities filed an Application for Authorization for Disposition of Jurisdictional Facilities with FERC. The application seeks to transfer, from Duke Energy Ohio’s rate-regulated Ohio utility company, the legacy coal-fired and combustion gas turbine assets to a non-regulated affiliate, consistent with ESP stipulation approved on November 22, 2011. The application outlines a potential additional step in the reorganization that would result in a transfer of all of Duke Energy Ohio’s Commercial Power business to an indirect wholly owned subsidiary of Duke Energy as early as October 2012. The process of determining the optimal corporate structure is an ongoing evaluation of factors, such as tax considerations, that may change between now and the transfer date. In conjunction with the

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

transfer, Duke Energy Ohio’s capital structure will be restructured to reflect appropriate debt and equity ratios for its regulated Franchised Electric and Gas operations. The transfer could instead be accomplished within a wholly owned non-regulated subsidiary of Duke Energy Ohio depending on final tax structuring analysis. Duke Energy Ohio requested the FERC to rule on the application within 90 days.

Duke Energy Carolinas North Carolina Rate Case. On January 27, 2012, the NCUC approved a settlement agreement between Duke Energy Carolinas and the North Carolina Utilities Public Staff (Public Staff). The terms of the agreement include an average 7.2% increase in retail revenues, or approximately $309 million annually beginning in February 2012. The agreement includes a 10.5% return on equity and a capital structure of 53% equity and 47% long-term debt. In order to mitigate the impact of the increase on customers, the agreement provides for (i) Duke Energy to waive its right to increase the amount of construction work in progress in rate base for any expenditures associated with Cliffside Unit 6 above the North Carolina retail portion included in the 2009 North Carolina Rate Case, (ii) the accelerated return of certain regulatory liabilities, related to accumulated EPA sulfur dioxide auction proceeds, to customers, which lowered the total impact to customer bills to an increase of approximately 7.2% in the near-term; and (iii) an $11 million shareholder contribution to agencies that provide energy assistance to low income customers. In exchange for waiving the right to increase the amount of construction work in process for Cliffside Unit 6, Duke Energy will continue to capitalize AFUDC on all expenditures associated with Cliffside Unit 6 not included in rate base as a result of the 2009 North Carolina Rate Case.

On March 28, 2012, the North Carolina Attorney General filed a notice of appeal with the NCUC challenging the rate of return approved in the agreement. On April 17, 2012, the NCUC denied Duke Energy Carolinas’ request to dismiss the notice of appeal.

Duke Energy Carolinas South Carolina Rate Case. On January 25, 2012, the PSCSC approved a settlement agreement between Duke Energy Carolinas and the Office of Regulatory Staff (ORS), Wal-Mart Stores East, LP (Wal-Mart), and Sam’s East, Inc (Sam’s). The Commission of Public Works for the city of Spartanburg, South Carolina and the Spartanburg Sanitary Sewer District were not parties to the agreement; however, they did not object to the agreement. The terms of the agreement include an average 5.98% increase in retail and commercial revenues, or approximately $93 million annually beginning February 6, 2012. The agreement includes a 10.5% return on equity, a capital structure of 53% equity and 47% long-term debt, and a contribution of $4 million to AdvanceSC.

Capital Expansion Projects.

Overview. USFE&G is engaged in planning efforts to meet projected load growth in its service territories. Capacity additions may include new nuclear, IGCC, coal facilities or gas-fired generation units. Because of the long lead times required to develop such assets, USFE&G is taking steps now to ensure those options are available.

Duke Energy Carolinas Cliffside Unit 6. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build an 800 MW coal-fired unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding AFUDC of $600 million) for the approved new Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an update to the cost estimate of $1.8 billion (excluding AFUDC) with the NCUC where it reduced the estimated AFUDC financing costs to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits, as discussed in Note 5. Cliffside Unit 6 is expected to begin commercial operation in the fall of 2012.

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

In November 2011, Duke Energy Carolinas placed its 620 MW Buck combined cycle natural gas-fired generation facility in service. The Dan River project is expected to begin operation by the end of 2012. Based on the most updated cost estimates, total costs (including AFUDC) for the Dan River project are $710 million.

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

On November 24, 2009, Duke Energy Indiana filed a petition for its fourth semi-annual IGCC rider and ongoing review proceeding with the IURC. As Duke Energy Indiana experienced design modifications, quantity increases and scope growth above what was anticipated from the preliminary engineering design, capital costs to the IGCC project were anticipated to increase. Duke Energy Indiana forecasted that the additional capital cost items would use the remaining contingency and escalation amounts in the

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

current $2.35 billion cost estimate and add $150 million, excluding the impact associated with the need to add more contingency. Duke Energy Indiana did not request approval of an increased cost estimate in the fourth semi-annual update proceeding; rather, Duke Energy Indiana requested, and the IURC approved, a subdocket proceeding in which Duke Energy Indiana would present additional evidence regarding an updated estimated cost for the IGCC project and in which a more comprehensive review of the IGCC project could occur. The evidentiary hearing for the fourth semi-annual update proceeding was held April 6, 2010, and an interim order was received on July 28, 2010. The order approves the implementation of an updated IGCC rider to recover costs incurred through September 30, 2009, effective immediately. The approvals are on an interim basis pending the outcome of the sub-docket proceeding involving the revised cost estimate as discussed further below.

On April 16, 2010, Duke Energy Indiana filed a revised cost estimate for the IGCC project reflecting an estimated cost increase of $530 million. Duke Energy Indiana requested approval of the revised cost estimate of $2.88 billion (including $160 million of AFUDC), and for continuation of the existing cost recovery treatment. A major driver of the cost increase included quantity increases and design changes, which impacted the scope, productivity and schedule of the IGCC project. On September 17, 2010, an agreement was reached with the OUCC, Duke Energy Indiana Industrial Group and Nucor Steel — Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion would be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of approximately $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. Due to the IURC investigation discussed below, the IURC convened a technical conference on November 3, 2010, related to the continuing need for the Edwardsport IGCC facility. On December 9, 2010, the parties to the settlement withdrew the settlement agreement to provide an opportunity to assess whether and to what extent the settlement agreement remained a reasonable allocation of risks and rewards and whether modifications to the settlement agreement were appropriate. Management determined that the approximate $44 million charge discussed above was not impacted by the withdrawal of the settlement agreement.

During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. Evidentiary hearings were held on April 24, 2012 and April 25, 2012.

The CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper communications, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. On February 25, 2011, the IURC issued an order which denied the request for a subdocket to investigate the allegations of improper communications and undue influence at this time, finding there were other agencies better suited for such investigation. The IURC also found that allegations of fraud, concealment and gross mismanagement related to the IGCC project should be heard in a Phase II proceeding of the cost estimate subdocket and set evidentiary hearings on both Phase I (cost estimate increase) and Phase II beginning in August 2011. After procedural delays, hearings were held on Phase I on October 26, 2011 and on Phase II on November 21, 2011.

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

On November 30, 2011, Duke Energy Indiana filed a petition with the IURC in connection with its eighth semi-annual rider request for the Edwardsport IGCC project. Evidentiary hearings for the seventh and eight semi-annual rider requests are scheduled for August 6, 2012 and August 7, 2012.

On June 27, 2011, Duke Energy Indiana filed testimony with the IURC in connection with its seventh semi-annual rider request which included an update on the current cost forecast of the Edwardsport IGCC project. The updated forecast excluding AFUDC increased from $2.72 billion to $2.82 billion, not including any contingency for unexpected start-up events. On June 30, 2011, the OUCC and intervenors filed testimony in Phase I recommending that Duke Energy Indiana be disallowed cost recovery of any of the additional cost estimate increase above the previously approved cost estimate of $2.35 billion. Duke Energy Indiana filed rebuttal testimony on August 3, 2011.

In the subdocket proceeding, on July 14, 2011, the OUCC and certain intervenors filed testimony in Phase II alleging that Duke Energy Indiana concealed information and grossly mismanaged the project, and therefore Duke Energy Indiana should only be permitted to recover from customers $1.985 billion, the original IGCC project cost estimate approved by the IURC. Other intervenors recommended that Duke Energy Indiana not be able to rely on any cost recovery granted under the CPCN or the first cost increase order. Duke Energy Indiana believes it has diligently and prudently managed the project. On September 9, 2011, Duke Energy defended against the allegations in its responsive testimony. The OUCC and intervenors filed their final rebuttal testimony in Phase II on or before October 7, 2011, making similar claims of fraud, concealment and gross mismanagement and recommending the same outcome of limiting Duke Energy Indiana’s recovery to the $1.985 billion initial cost estimate. Additionally, the CAC recommended that recovery be limited to the costs incurred on the IGCC project as of November 30, 2009 (Duke Energy Indiana estimates it had committed costs of $1.6 billion), with further IURC proceedings to be held to determine the financial consequences of this recommendation.

On October 19, 2011, Duke Energy Indiana revised its project cost estimate from approximately $2.82 billion, excluding financing costs, to approximately $2.98 billion, excluding financing costs. The revised estimate reflects additional cost pressures resulting from quantity increases and the resulting impact on the scope, productivity and schedule of the IGCC project. Duke Energy Indiana previously proposed to the IURC a cost cap of approximately $2.72 billion, plus the actual AFUDC that accrues on that amount. As a result, Duke Energy Indiana recorded a pre-tax impairment charge of approximately $222 million in the third quarter of 2011 related to costs expected to be incurred above the cost cap. This charge is in addition to a pre-tax impairment charge of

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

approximately $44 million recorded in the third quarter of 2010 as discussed above. The cost cap, if approved by the IURC, limits the amount of project construction costs that may be incorporated into customer rates in Indiana. As a result of the proposed cost cap, recovery of these cost increases is not considered probable. Additional updates to the cost estimate could occur through the completion of the plant in 2012.

Phase I and Phase II hearings concluded on January 24, 2012. The CAC has filed repeated requests for the IURC to consider issues of ethics, undue influence, due process violations and appearance of impropriety. The IURC denied the most recent motion in March 2012. In April 2012, the CAC filed a motion requesting the IURC to certify questions of law for appeal regarding allegations of fraud on the commission and due process violations. The IURC has not yet ruled on the motion.

On April 30, 2012, Duke Energy Indiana entered into a settlement agreement with the Indiana Office of the Utility Consumer Counselor, the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana on the cost increase for construction of the Edwardsport IGCC plant, including both Phase I and Phase II of the sub docket. Pursuant to the agreement, there would be a cap on costs to be reflected in customer rates of $2.595 billion, including estimated financing costs through June 30, 2012. If an IURC order comes after June 30, 2012, Duke Energy Indiana will be able to recover additional financing costs until customer rates are revised. Duke Energy Indiana also agrees not to request a retail electric base rate increase prior to March 2013, with rates in effect no earlier than April 1, 2014. The agreement is subject to approval by the IURC, and the settling parties have requested that schedule be set to hear evidence in support of the settlement agreement, which could allow for an IURC order as early as the summer of 2012. As a result of the agreement, Duke Energy Indiana recorded pre-tax impairment and other charges of approximately $420 million in the first quarter of 2012. Approximately $400 million is recorded in Impairment charges and the remaining approximately $20 million is recorded in Operation, maintenance and other on Duke Energy’s Condensed Consolidated Statement of Operations and in Duke Energy Indiana’s Condensed Consolidated Statements of Comprehensive Income. The $20 million recorded in Operation, maintenance and other, is attributed to legal fees Duke Energy Indiana will be responsible for on behalf of certain intervenors, as well as funding for low income energy assistance, as required by the settlement agreement. These charges are in addition to pre-tax impairment charges of approximately $222 million in the third quarter of 2011 and $44 million recorded in the third quarter of 2010, as discussed above.

Duke Energy is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the remaining plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur. Construction of the Edwardsport IGCC plant is ongoing and is currently expected to be completed and placed in-service in 2012.

Duke Energy Carolinas William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC have allowed Duke Energy to incur project development and pre-construction costs for the project through June 30, 2012, and up to an aggregate maximum amount of $350 million.

As a condition to the approval of continued development of the project, Duke Energy Carolinas shall provide certain monthly reports to the PSCSC and the ORS. Duke Energy Carolinas has also agreed to provide a monthly report to certain parties on the progress of negotiations to acquire an interest in the V.C. Summer Nuclear Station (refer to discussion below) expansion being developed by South Carolina Public Service Authority (Santee Cooper) and South Carolina Electric & Gas Company (SCE&G). Any change in ownership interest, output allocation, sharing of costs or control and any future option agreements concerning Lee Nuclear Station shall be subject to prior approval of the PSCSC.

The NRC review of the COL application continues and the estimated receipt of the COL is in mid 2013. Duke Energy Carolinas filed with the Department of Energy (DOE) for a federal loan guarantee, which has the potential to lower financing costs associated with the proposed Lee Nuclear Station; however, it was not among the four projects selected by the DOE for the final phase of due diligence for the federal loan guarantee program. The project could be selected in the future if the program funding is expanded or if any of the current finalists drop out of the program.

In the first quarter of 2011, Duke Energy Carolinas entered into an agreement with JEA that provides JEA with an option to purchase up to a 20% undivided ownership interest in Lee Nuclear Station. JEA has 90 days following Duke Energy Carolinas’ receipt of the COL to exercise the option.

Duke Energy currently anticipates receiving the COL and other pertinent permits by mid-2013.

Duke Energy Carolinas V.C. Summer Nuclear Station Letter of Intent. In July 2011, Duke Energy Carolinas signed a letter of intent with Santee Cooper related to the potential acquisition by Duke Energy Carolinas of a 5% to 10% ownership interest in the V.C. Summer Nuclear Station being developed by Santee Cooper and SCE&G near Jenkinsville, South Carolina. The letter of intent provides a path for Duke Energy Carolinas to conduct the necessary due diligence to determine if future participation in this project is beneficial for its customers.

Potential Plant Retirements.

Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Ohio and Duke Energy Kentucky each periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (15-20 years), and options being considered to meet those needs. The IRP’s filed by Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Ohio and Duke Energy Kentucky in 2011 and 2010 included planning assumptions to potentially retire by 2015, certain coal-fired generating facilities in North Carolina, South Carolina, Indiana and Ohio that do not have the requisite emission control equipment, primarily to meet EPA regulations that are not yet effective.

Duke Energy classifies generating facilities that are still operating but are expected to be retired significantly before the end of their previously estimated useful lives as Generation facilities to be retired, net, on the Condensed Consolidated Balance Sheets. Amounts are reclassified from the cost and accumulated depreciation of Property, plant and equipment when it becomes probable the plant will be retired. Duke Energy continues to depreciate these generating facilities based on depreciable lives on file with the state regulatory commission. When such facilities are removed from service, the remaining net carrying value, if any, is then reclassified to regulatory assets, in accordance with the expected ratemaking treatment.

The table below contains, as of March 31, 2012, the net carrying value of these facilities that are in the Condensed Consolidated Balance Sheets.

	Duke Energy	Duke Energy Carolinas(b)(c)(d)	Duke Energy Ohio(e)	Duke Energy Indiana(f)
MW	3,049	1,356	1,025	668
Remaining net book value (in millions)(a)	$344	$192	$14	$138

(a)	Included in Property, plant and equipment, net, on the Condensed Consolidated Balance Sheets unless otherwise noted.
(b)	Includes Dan River Units 1 through 3, Riverbend Units 4 through 7, Lee Units 1 through 3 and Buck Units 5 and 6. Duke Energy Carolinas has committed to retire 1,667 MW in conjunction with a Cliffside air permit settlement, of which 311 MW have already been retired.
(c)	Dan River was retired on April 1, 2012.
(d)	Net book value of Buck Units 5 and 6 of $79 million is included in Generation facilities to be retired, net, on the Condensed Consolidated Balance Sheets.
(e)	Includes Beckjord Station and Miami Fort Unit 6. Beckjord has no remaining book value.
(f)	Includes Wabash River Units 2 through 6.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.

Other Matters.

Duke Energy Ohio and Duke Energy Kentucky Regional Transmission Organization Realignment. Duke Energy Ohio, which includes its wholly owned subsidiary Duke Energy Kentucky, transferred control of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from the Midwest Independent Transmission System Operator, Inc. (MISO) to PJM interconnection, L.L.C. (PJM), effective December 31, 2011.

On December 16, 2010, the FERC issued an order related to MISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of MISO Transmission Expansion Planning (MTEP) project cost. MISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the MISO footprint. MISO approved MVP proposals with estimated project costs of approximately $5.2 billion prior to the date of Duke Energy Ohio’s exit from MISO on December 31, 2011. These projects are expected to be undertaken by the constructing transmission owners from 2012 through 2020 with costs recovered through MISO over the useful life of the projects. The FERC order did not clearly and expressly approve MISO’s apparent interpretation that a withdrawing transmission owner is obligated to pay its share of costs of all MVP projects approved by MISO up to the date of the withdrawing transmission owners’ exit from MISO. Duke Energy Ohio, including Duke Energy Kentucky, has historically represented approximately five-percent of the MISO system. The impact of this order is not fully known, but could result in a substantial increase in MISO transmission expansion costs allocated to Duke Energy Ohio and Duke Energy Kentucky subsequent to a withdrawal from MISO. Duke Energy Ohio and Duke Energy Kentucky, among other parties, sought rehearing of the FERC MVP order. On October 21, 2011, the FERC issued an order on rehearing in this matter largely affirming its original MVP order and conditionally accepting MISO’s compliance filing as well as determining that the MVP allocation methodology is consistent with cost causation principles and FERC precedent. The FERC also reiterated that it will not prejudge any settlement agreement between an RTO and a withdrawing transmission owner for fees that a withdrawing transmission owner owes to the RTO. The order further states that any such fees that a withdrawing transmission owner owes to an RTO are a matter for those parties to negotiate, subject to review by the FERC. The FERC also ruled that Duke Energy Ohio and Duke Energy Kentucky’s challenge of MISO’s ability to allocate MVP costs to a withdrawing transmission owner is beyond the scope of the proceeding. The order further stated that MISO’s tariff withdrawal language establishes that once cost responsibility for transmission upgrades is determined, withdrawing transmission owners retain any costs incurred prior to the withdrawal date. In order to preserve their rights, Duke Energy Ohio and Duke Energy Kentucky filed an appeal of the FERC order in the D.C. Circuit Court of Appeals. The case was consolidated with appeals of the FERC order by other parties in the Seventh Circuit Court of Appeals.

Duke Energy Ohio and Duke Energy Kentucky have entered into settlements or have received state regulatory approvals associated with the RTO realignment. On December 22, 2010, the KPSC issued an order granting approval of Duke Energy Kentucky’s request to effect the RTO realignment, subject to several conditions. The conditions accepted by Duke Energy Kentucky include a commitment to not seek to double-recover in a future rate case the transmission expansion fees that may be charged by MISO and PJM in the same period or overlapping periods. On January 25, 2011, the KPSC issued an order stating that the order had been satisfied and is now unconditional.

On April 26, 2011, Duke Energy Ohio, Ohio Energy Group, The Office of Ohio Consumers’ Counsel and the Commission Staff filed an Application and a Stipulation with the PUCO regarding Duke Energy Ohio’s recovery via a non-bypassable rider of certain costs related to its proposed RTO realignment. Under the Stipulation, Duke Energy Ohio would recover all MTEP costs, including but not limited to MVP costs, directly or indirectly charged to Duke Energy Ohio retail customers. Duke Energy Ohio would not seek to recover any portion of the MISO exit obligation, PJM integration fees, or internal costs associated with the RTO realignment and the first $121 million of PJM transmission expansion costs from Ohio retail customers. Duke Energy Ohio also agreed to vigorously defend against any charges for MVP projects from MISO. On May 25, 2011, the Stipulation was approved by the PUCO. An application for rehearing filed by Ohio Partners for Affordable Energy was denied by the PUCO on July 15, 2011.

On October 14, 2011, Duke Energy Ohio and Duke Energy Kentucky filed an application with the FERC to establish new wholesale customer rates for transmission service under PJM’s Open Access Transmission Tariff. In this filing, Duke Energy Ohio and Duke Energy Kentucky sought recovery of their legacy MTEP costs, including MVP costs, and submitted an analysis showing that the benefits of the RTO realignment outweigh the costs to the customers. The new rates went into effect, subject to refund, on January 1, 2012. Protests were filed by certain transmission customers. On April 24, 2012, FERC issued an order in which it, among other things, denied recovery of legacy MTEP costs without prejudice to the right of Duke Energy Ohio and Duke Energy Kentucky to make another filing including a more comprehensive cost-benefit analysis to support such recovery.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

On November 2, 2011, MISO, the MISO Transmission Owners, Duke Energy Ohio and Duke Energy Kentucky jointly submitted to the FERC a filing that addresses the treatment of MTEP costs, excluding MVP costs. The November 2, 2011 filing, which was accepted by the FERC on December 30, 2011, provides that the MISO Transmission Owners will continue to be obligated to construct the non-MVP MTEP projects, for which Duke Energy Ohio and Duke Energy Kentucky will continue to be obligated to pay a portion of the costs. Likewise, transmission customers serving load in MISO will continue to be obligated to pay a portion of the costs of a previously identified non-MVP MTEP project that Duke Energy Ohio has constructed.

On December 29, 2011, MISO filed with FERC a Schedule 39 to MISO’s tariff. Schedule 39 provides for the allocation of MVP costs to a withdrawing owner based on the owner’s actual transmission load after the owner’s withdrawal from MISO, or, if the owner fails to report such load, based on the owner’s historical usage in MISO assuming annual load growth. On January 19, 2012, Duke Energy Ohio and Duke Energy Kentucky filed with FERC a protest of the allocation of MVP costs to them under Schedule 39. On February 27, 2012, the FERC accepted Schedule 39 as a just and reasonable basis for MISO to charge for MVP costs, a transmission owner that withdraws from MISO after January 1, 2012. The FERC set hearing and settlement procedures regarding whether MISO’s proposal to use the methodology in Schedule 39 to calculate the obligation of transmission owners who withdrew from MISO prior to January 1, 2012 (such as Duke Energy Ohio and Duke Energy Kentucky) to pay for MVP costs is consistent with the MVP-related withdrawal obligations in the tariff at the time that they withdrew from MISO, and, if not, what amount of, and methodology for calculating, any MVP cost responsibility should be. On March 28, 2012, Duke Energy Ohio and Duke Energy Kentucky filed a request for rehearing of FERC’s order on MISO’s Schedule 39.

On December 31, 2011, Duke Energy Ohio recorded a liability for its MISO exit obligation and share of MTEP costs, excluding MVP, of approximately $110 million. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy Ohio’s Condensed Consolidated Balance Sheets upon exit from MISO on December 31, 2011. Approximately $74 million of this amount was recorded as a regulatory asset while $36 million was recorded to Operation, maintenance and other in Duke Energy Ohio’s Condensed Consolidated Statements of Comprehensive Income. There were no significant changes in the amount of the recorded liability during the first quarter of 2012. In addition to the above amounts, Duke Energy Ohio may also be responsible for costs associated with MISO MVP projects. Duke Energy Ohio is contesting its obligation to pay for such costs. However, depending on the final outcome of this matter, Duke Energy Ohio could incur material costs associated with MVP projects, which are not reasonably estimable at this time. Regulatory accounting treatment will be pursued for any costs incurred in connection with the resolution of this matter.

Duke Energy Indiana Carbon Sequestration. Duke Energy Indiana filed a petition with the IURC requesting approval of its plans for studying carbon storage, sequestration and/or enhanced oil recovery for the carbon dioxide (CO2) from the Edwardsport IGCC facility on March 6, 2009. On July 7, 2009, Duke Energy Indiana filed its case-in-chief testimony requesting approval for cost recovery of a $121 million site assessment and characterization plan for CO2 sequestration options including deep saline sequestration, depleted oil and gas sequestration and enhanced oil recovery for the CO2 from the Edwardsport IGCC facility. The OUCC filed testimony supportive of the continuing study of carbon storage, but recommended that Duke Energy Indiana break its plan into phases, recommending approval of only $33 million in expenditures at this time and deferral of expenditures rather than cost recovery through a tracking mechanism as proposed by Duke Energy Indiana. The CAC, an intervenor, recommended against approval of the carbon storage plan stating customers should not be required to pay for research and development costs. Duke Energy Indiana’s rebuttal testimony was filed October 30, 2009, wherein it amended its request to seek deferral of $42 million to cover the carbon storage site assessment and characterization activities scheduled to occur through the end of 2010, with further required study expenditures subject to future IURC proceedings. An evidentiary hearing was held on November 9, 2009.

Duke Energy Indiana IURC Investigation. On October 5, 2010, the Governor of Indiana terminated the employment of the Chairman of the IURC in connection with Duke Energy Indiana’s hiring of an attorney from the IURC staff. As requested by the governor, the Indiana Inspector General initiated an investigation into whether the IURC attorney violated any state ethics rules, and the IURC announced it would internally audit the Duke Energy Indiana cases dating from January 1, 2010 through September 30, 2010, on which this attorney worked while at the IURC, as well as all Edwardsport IGCC cases dating back to 2006. Duke Energy Indiana engaged an outside law firm to conduct its own investigation regarding Duke Energy Indiana’s hiring of an IURC attorney and Duke Energy Indiana’s related hiring practices. On October 5, 2010, Duke Energy Indiana placed the attorney and President of Duke Energy Indiana on administrative leave. They were subsequently terminated on November 8, 2010. On December 7, 2010, the IURC released its internal audit findings concluding that the previous rulings were supported by sound, legal reasoning consistent with the Indiana Rules of Evidence and historical practice and procedures of the IURC and that the previous rulings appeared to be balanced and consistent among the parties. The audit concluded it did not reveal any bias or a resultant unfair advantage obtained by Duke Energy Indiana as a result of the evidentiary rulings of the former IURC attorney. The IURC found no conflict between the order and the staff report; however, the audit report noted the staff report offered no specific recommendation to either approve or deny the requested relief and that this was the only order that was subject to an appeal. As such, the IURC reopened that proceeding for further review and consideration of the evidence presented. The Inspector General’s investigation into whether the former IURC attorney violated any state ethics rules was the subject of an Indiana Ethics Commission hearing that was held on April 14, 2011, and a final report was issued on May 14, 2011. The final report pertained only to the conduct of the former IURC attorney as Duke Energy Indiana was not a subject of the investigation.

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

Remediation Activities. The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. In some cases, Duke Energy no longer owns the property. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remediation requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Reserves associated with remediation activities at certain sites have been recorded and it is anticipated that additional costs associated with remediation activities at certain sites will be incurred in the future. All of these sites generally are managed in the normal course of business or affiliate operations. The Duke Energy Registrants have accrued costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmental-related contingencies and records liabilities when losses become probable and are reasonably estimable. Costs associated with remediation activities within the Duke Energy Registrants’ operations are typically expensed unless regulatory recovery of the costs is deemed probable.

As of March 31, 2012, Duke Energy Ohio had a total reserve of $25 million, related to remediation work at certain former manufactured gas plant (MGP) sites. Duke Energy Ohio has received an order from the PUCO to defer the costs incurred. As of March 31, 2012, Duke Energy Ohio has deferred $72 million of costs related to the MGP sites. The PUCO will rule on the recovery of these costs at a future proceeding. Management believes it is probable that additional liabilities will be incurred as work progresses at Ohio MGP sites; however, costs associated with future remediation cannot currently be reasonably estimated.

Clean Water Act 316(b). The EPA published its proposed cooling water intake structures rule on April 20, 2011. Duke Energy submitted comments on the proposed rule on August 16, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities and new on-site facility additions that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main approach proposed, most, if not all of the 22 coal and nuclear-fueled generating facilities in which the Duke Energy Registrants are either a whole or partial owner are likely affected sources. Additional sources, including some combined-cycle combustion turbine facilities, may also be impacted, at least for intake modifications.

The EPA has plans to finalize the 316(b) rule in July 2012. Compliance with portions of the rule could begin as early as 2015. Because of the wide range of potential outcomes, including the other three alternative proposals, the Duke Energy Registrants are unable to estimate its costs to comply at this time.

Cross-State Air Pollution Rule (CSAPR). On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual SO2 and NOx budgets that were to take effect on January 1, 2012, and state-level ozone-season NOx budgets that were to take effect on May 1, 2012, allocating emission allowances to affected sources in each state equal to the state budget less an allowance set-aside for new sources. The budget levels were set to decline in 2014 for many states, including each state that the Duke Energy Registrants operate in, except for South Carolina where the budget levels were to remain constant. The rule allowed both intrastate and interstate allowance trading.

Numerous petitions for review of the CSAPR and motions for stay of the CSAPR were filed with the United States Court of Appeals for the District of Columbia. On December 30, 2011 the court ordered a stay of the CSAPR pending the court’s resolution of the various petitions for review. Based on the court’s order, the EPA continues to administer the Clean Air Interstate Rule that the Duke Energy Registrants have been complying with since 2009 and which was to be replaced by the CSAPR beginning in 2012. Oral arguments in the case were held on April 13, 2012. A decision could be issued in the case in the second or third quarter of 2012.

The stringency of the 2012 and 2014 CSAPR requirements varied among the Duke Energy Registrants. Where the CSAPR requirements were to be constraining, activities to meet the requirements could include purchasing emission allowances, power purchases, curtailing generation and utilizing low sulfur fuel. The CSAPR was not expected to result in Duke Energy Registrants adding new emission controls. Technical adjustments to the CSAPR recently finalized by the EPA will not materially impact the Duke Energy Registrants. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect the CSAPR requirements as they apply to the Duke Energy Registrants.

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend $259 million ($78 million at Duke Energy Carolinas, $63 million at Duke Energy Ohio and $118 million at Duke Energy Indiana) over the period 2012-2016 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems to comply with current regulations. The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of CCPs, primarily ash, from the Duke Energy Registrants’ coal-fired power plants.

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, coal combustion residuals (CCR), a term the EPA uses to describe the CCPs associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. Duke Energy cannot predict the outcome of this rulemaking. However, based on the proposal, the cost of complying with the final regulation will be significant. The timing of a final rule is uncertain, but is not expected before late 2012 at the earliest.

Mercury and Air Toxics Standards (MATS). The final Mercury and Air Toxics Standards rule (previously referred to as the Utility MACT Rule) was published in the Federal Register on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants, including mercury from new and existing coal-fired electric generating units. The rule requires sources to comply with the emission limits by April 16, 2015. Under the Clean Air Act, permitting authorities have the discretion to grant up to a 1-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants are evaluating the requirements of the rule and developing strategies

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

for complying with the rule’s requirements. Strategies to achieve compliance with the final MATS rules are likely to include installation of new or upgrades to existing air emission control equipment, the development of monitoring processes and accelerated retirement of some coal-fired electric-generating units. For additional information, refer to Note 4, Regulatory Matters, regarding potential plant retirements.

Numerous petitions for review of the final MATS rule have been filed with the United States Court of Appeals for the District of Columbia. The court has not established a schedule for the litigation. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect the MATS requirements as they apply to the Duke Energy Registrants.

Based on a preliminary review, the cost to the Duke Energy Registrants to comply with the final regulation will be material.

EPA Greenhouse Gas New Source Performance Standards (NSPS). On April 13, 2012, the EPA’s proposed rule to establish carbon dioxide (CO2) emissions standards for pulverized coal, IGCC, and natural gas combined cycle electric generating units that are permitted and constructed in the future was published in the Federal Register. The proposal would not apply to any of the coal and natural gas generation plants that are currently under construction or in operation by the Duke Energy Registrants. Any future pulverized coal and IGCC units will have to employ carbon capture and storage (CCS) technology to meet the CO2 emission standard the EPA has proposed. New natural gas combined cycle facilities will be able to meet the proposed standard without CCS technology.

Management does not expect any material impact on the Duke Energy Registrants’ future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal.

Estimated Cost of EPA Rulemakings. While the ultimate compliance requirements for the Duke Energy Registrants for MATS, Clean Water Act 316(b), CSAPR and CCRs will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate the cost of new control equipment that may need to be installed on existing power plants to comply with this group of rules could total $4.5 billion to $5 billion over the next 10 years. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with these EPA regulations. Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations. The Duke Energy Registrants will seek regulatory recovery of amounts incurred associated with the regulated generation plants in conjunction with these rulings.

Litigation

Duke Energy

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. Plaintiffs seek unspecified monetary damages, attorney’s fees and expenses. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss. The plaintiffs filed a notice of appeal and the Ninth Circuit Court of Appeals held argument in the case on November 28, 2011. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this matter.

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

Each of these cases contains similar claims, that the respective plaintiffs, and the classes they claim to represent, were harmed by the defendants’ alleged manipulation of the natural gas markets by various means, including providing false information to natural gas trade publications and entering into unlawful arrangements and agreements in violation of the antitrust laws of the respective states. Plaintiffs seek damages in unspecified amounts. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with the remaining matters. However, based on Duke Energy’s past experiences with similar cases of this nature, it does not believe its exposure under these remaining matters is material.

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian Electricity Regulatory Agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new charges are based upon a flat-fee that fails to take into account the locational usage by each generator. DEIGP’s additional assessment under these Resolutions amounts to approximately $64 million, inclusive of interest, through December 2011. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL imposed an additional fine against DEIGP in the amount of $9 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, an order requiring that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

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

Brazil Expansion Lawsuit. On August 9, 2011, the State of São Paulo filed a lawsuit in Brazilian state court against DEIGP based upon a claim that DEIGP is under a continuing obligation to expand installed generation capacity by 15% pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present, within 60 days of service, a detailed expansion plan in satisfaction of the 15% obligation or face civil penalties in the amount of approximately $16,000 per day. Both DEIGP and ANEEL have previously taken a position that the 15% expansion obligation is no longer viable given the changes that have occurred in the electric energy sector since privatization of that sector. After filing various objections, defenses and appeals regarding the referenced order, DEIGP submitted its proposed expansion plan on November 11, 2011. The State of São Paulo filed a response asserting that DEIGP’s expansion plan is inadequate. No trial date has been set.

Crescent Litigation. On September 3, 2010, the Crescent Resources Litigation Trust filed suit against Duke Energy along with various affiliates and several individuals, including current and former employees of Duke Energy, in the U.S. Bankruptcy Court for the Western District of Texas. The Crescent Resources Litigation Trust was established in May 2010 pursuant to the plan of reorganization approved in the Crescent bankruptcy proceedings in the same court. The complaint alleges that in 2006 the defendants caused Crescent to borrow approximately $1.2 billion from a consortium of banks and immediately thereafter distribute most of the loan proceeds to Crescent’s parent company without benefit to Crescent. The complaint further alleges that Crescent was rendered insolvent by the transactions, and that the distribution is subject to recovery by the Crescent bankruptcy estate as an alleged fraudulent transfer. The plaintiff requests return of the funds as well as other statutory and equitable relief, punitive damages and attorneys’ fees. Duke Energy and its affiliated defendants believe that the referenced 2006 transactions were legitimate and did not violate any state or federal law. Defendants filed a motion to dismiss in December 2010. On March 21, 2011, the plaintiff filed a response to the defendant’s motion to dismiss and a motion for leave to file an amended complaint, which was granted. The Defendants filed a second motion to dismiss in response to plaintiffs’ amended complaint.

The plaintiffs filed a demand for a jury trial, a motion to transfer the case to the federal district court, and a motion to consolidate the case with a separate action filed by the plaintiffs against Duke Energy’s legal counsel. On March 22, 2012, the federal District Court issued an order denying the defendant’s motion to dismiss and granting the plaintiffs’ motions for transfer and consolidation. The court has not yet made a final ruling on whether the plaintiffs are entitled to a jury trial. Trial on this matter has been set to commence in January 2014.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this lawsuit.

Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and Duke Energy Indiana has been awarded $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March, 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for the Cliffside and Edwardsport projects. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. In 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amended complaint; the motion is pending. On July 26, 2010, the District Court denied plaintiffs’ motion for preliminary injunction seeking to halt the issuance of the tax credits.

Duke Energy Carolinas

New Source Review (NSR). In 1999-2000, the DOJ, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the CAA. Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of the Duke Energy Registrants’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

In 2000, the government brought a lawsuit against Duke Energy Carolinas in the U.S. District Court in Greensboro, North Carolina. The EPA claims that 29 projects performed at 25 of Duke Energy Carolinas’ coal-fired units violate these NSR provisions. Three environmental groups have intervened in the case. In August 2003, the trial court issued a summary judgment opinion adopting Duke Energy Carolinas’ legal positions on the standard to be used for measuring an increase in emissions, and granted judgment in favor of Duke Energy Carolinas. The trial court’s decision was appealed and ultimately reversed and remanded for trial by the U.S. Supreme Court. At trial, Duke Energy Carolinas will continue to assert that the projects were routine or not projected to increase emissions. On February 11, 2011, the trial judge held an initial status conference and on March 22, 2011, the judge entered an interim scheduling order. The parties have filed a stipulation in which the United States and Plaintiff-Intervenors have dismissed with prejudice 16 claims. In exchange, Duke Energy Carolinas dismissed certain affirmative defenses. The parties have filed motions for summary judgment on the remaining claims. No trial date has been set, but a trial is not expected until the second half of 2012, at the earliest.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

It is not possible to estimate the damages, if any, that might be incurred in connection with the unresolved matters related to Duke Energy Carolinas discussed above. Ultimate resolution of these matters could have a material effect on the consolidated results of operations, cash flows or financial position of Duke Energy Carolinas. However, the appropriate regulatory treatment will be pursued for any costs incurred in connection with such resolution.

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of March 31, 2012, there were 175 asserted claims for non-malignant cases with the cumulative relief sought of up to $46 million, and 47 asserted claims for malignant cases with the cumulative relief sought of up to $17 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Condensed Consolidated Balance Sheets totaled $789 million and $801 million as of March 31, 2012 and December 31, 2011, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy in 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $968 million in excess of the self insured retention. Insurance recoveries of $813 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both March 31, 2012 and December 31, 2011, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged that Duke Energy Ohio (then The Cincinnati Gas & Electric Company), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s pending Rate Stabilization Plan (RSP), which was implemented in early 2005. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit, which heard argument on that appeal on January 11, 2012. It is not possible to predict at this time whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this lawsuit.

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

Other Litigation and Legal Proceedings

The Duke Energy Registrants are involved in other legal, tax and regulatory proceedings arising in the ordinary course of business, some of which involve substantial amounts. Management believes that the final disposition of these proceedings will not have a material effect on its consolidated results of operations, cash flows or financial position.

The Duke Energy Registrants have exposure to certain legal matters that are described herein. Duke Energy has recorded reserves, including reserves related to the aforementioned asbestos-related injuries and damages claims, of $803 million and $810 million as of March 31, 2012 and December 31, 2011, respectively, for these proceedings and exposures (the total of which is primarily related to Duke Energy Carolinas). These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. Duke Energy has insurance coverage for certain of these losses incurred. As of both March 31, 2012 and December 31, 2011, Duke Energy recognized $813 million of probable insurance recoveries related to these losses (the total of which is related to Duke Energy Carolinas).

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

In addition, the Duke Energy Registrants enter into various fixed-price, non-cancelable commitments to purchase or sell power (tolling arrangements or power purchase contracts), take-or-pay arrangements, transportation or throughput agreements and other contracts that may or may not be recognized on the respective Condensed Consolidated Balance Sheets. Some of these arrangements may be recognized at fair value on the respective Condensed Consolidated Balance Sheets if such contracts meet the definition of a derivative and the normal purchase normal sale (NPNS) exception does not apply.

6. Debt and Credit Facilities

Significant changes to the Duke Energy Registrants’ debt and credit facilities since December 31, 2011 are as follows:

First Mortgage Bonds. In March 2012, Duke Energy Indiana issued $250 million principal amount of first mortgage bonds, which carry a fixed interest rate of 4.20% and mature March 15, 2042. Proceeds from the issuances were used to repay a portion of Duke Energy Indiana’s outstanding short-term debt.

Other Debt. In January 2012, Duke Energy Carolinas used proceeds from its December 2011 $1 billion issuance of principal amount of first mortgage bonds to repay $750 million 6.25% senior unsecured notes that matured January 15, 2012.

In the first quarter of 2012, Duke Energy completed the previously announced sale of International Energy’s indirect 25% ownership interest in Attiki Gas Supply, S.A (Attiki), a Greek corporation, to an existing equity owner in a series of transactions that resulted in the full discharge of the related debt obligation. No gain or loss was recognized on these transactions. As of December 31, 2011, Duke Energy’s investment balance was $64 million and the related debt obligation of $64 million was reflected in Current Maturities of Long-Term Debt on Duke Energy’s Condensed Consolidated Balance Sheets.

On April 4, 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of March 31, 2012 and December 31, 2011, is $126 million and $79 million, respectively. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

At March 31, 2012 and December 31, 2011, Duke Energy Carolinas had $400 million principal amount of 5.625% senior unsecured notes due November 2012 classified as Current maturities of long-term debt on its Condensed Consolidated Balance Sheets. Duke Energy Carolinas currently anticipates satisfying this obligation with proceeds from additional borrowings.

At March 31, 2012 and December 31, 2011, Duke Energy Ohio had $500 million principal amount of 5.70% debentures due September 2012 classified as Current maturities of long-term debt on its Condensed Consolidated Balance Sheets. Duke Energy currently anticipates satisfying this obligation with proceeds from additional borrowings, in connection with the Duke Energy Ohio generation asset transfer, as discussed in Note 4.

See Note 2 for a discussion on debt related to the joint venture with SCOA.

Non-Recourse Notes Payable of VIEs. To fund the purchase of receivables, CRC borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to CRC. The borrowings are secured by the assets of CRC and are non-recourse to Duke Energy. The debt is short-term because the facility has an expiration date of October 2012. At March 31, 2012 and December 31, 2011, CRC borrowings were $275 million and $273 million, respectively, and are reflected as Non-recourse notes payable of VIEs on Duke Energy’s Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Money Pool. The Subsidiary Registrants receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the Subsidiary Registrants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between the money pool participants. Per the terms of the money pool arrangement, the parent company, Duke Energy may loan funds to its participating subsidiaries, but may not borrow funds through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Condensed Consolidated Balance Sheets. The following table shows the Subsidiary Registrants’ money pool balances and classification within their respective Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011:

	March 31, 2012			December 31, 2011
	Receivables	Notes Payable	Long-term Debt	Receivables	Notes Payable	Long-term Debt
	(in millions)
Duke Energy Carolinas	$298	$—	$300	$923	$—	$300
Duke Energy Ohio	344	—	—	311	—	—
Duke Energy Indiana	—	178	150	—	300	150

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants’ Condensed Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows.

Available Credit Facilities. In November 2011, Duke Energy entered into a new $6 billion, five-year master credit facility, with $4 billion available at closing and the remaining $2 billion available following successful completion of the proposed merger with Progress Energy. This $2 billion commitment expires on July 8, 2012. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of March 31, 2012. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of March 31, 2012 (in millions)(a)(b)

	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility Size(c)	$1,250	$1,250	$750	$750	$4,000
Less:
Notes Payable and Commercial Paper(d)	(55)	(300)	—	(150)	(505)
Outstanding Letters of Credit	(39)	(7)	—	—	(46)
Tax-Exempt Bonds	—	(95)	(84)	(81)	(260)

Available Capacity	$1,156	$848	$666	$519	$3,189

(a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are immaterial in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at March 31, 2012. The Duke Energy Ohio sub limit includes $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana (see money pool table above). The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas’ and Duke Energy Indiana’s Condensed Consolidated Balance Sheets. Duke Energy holds an additional $55 million of Commercial Paper as of March 31, 2012. The balance is classified as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2012, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

7. Goodwill

The following table shows goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio at March 31, 2012 and December 31, 2011:

Duke Energy

(in millions)	USFE&G	Commercial Power	International Energy	Total
Balance at December 31, 2011:
Goodwill	$3,483	$940	$297	$4,720
Accumulated Impairment Charges	—	(871)	—	(871)

Balance at December 31, 2011, as adjusted for accumulated impairment charges	3,483	69	297	3,849
Balance at March 31, 2012:
Goodwill	3,483	940	297	4,720
Accumulated Impairment Charges	—	(871)	—	(871)
Foreign Exchange and Other Changes	—	—	4	4

Balance at March 31, 2012, as adjusted for accumulated impairment charges	$3,483	$69	$301	$3,853

Duke Energy Ohio

(in millions)	Franchised Electric &Gas	Commercial Power	Total
Balance at December 31, 2011:
Goodwill	$1,137	$1,188	$2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at December 31, 2011, as adjusted for accumulated impairment charges	921	—	921
Balance at March 31, 2012:
Goodwill	1,137	1,188	2,325
Accumulated Impairment Charges	(216)	(1,188)	(1,404)

Balance at March 31, 2012, as adjusted for accumulated impairment charges	$921	$—	$921

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

Certain derivative instruments qualify for hedge accounting and are designated as either cash flow hedges or fair value hedges, while others either do not qualify as accounting hedges (such as economic hedges) or have not been designated as hedges (hereinafter referred to as undesignated contracts). All derivative instruments not meeting the criteria for the NPNS exception are recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. As the regulated operations of the Duke Energy Registrants meet the criteria for regulatory accounting treatment, the majority of the derivative contracts entered into by the regulated operations are not designated as hedges since gains and losses on such contracts are deferred as regulatory liabilities and assets, respectively. Thus there is no immediate earnings impact associated with changes in fair values of such derivative contracts.

For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that qualify and are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Any gains or losses on the derivative are included in the same line item as the offsetting loss or gain on the hedged item in the Condensed Consolidated Statements of Operations for Duke Energy, or in the Condensed Consolidated Statements of Comprehensive Income for Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana.

Information presented in the tables below primarily relates to Duke Energy and Duke Energy Ohio. Separate disclosures for Duke Energy Carolinas and Duke Energy Indiana are not always presented as regulatory accounting treatment is applied to substantially all of their derivative instruments.

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, natural gas and emission allowances (SO2, seasonal NOX and annual NOX) as a result of their energy operations such as electricity generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electricity generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity and electricity purchased for resale in wholesale markets and the cost of emission allowances primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity Fair Value Hedges. At March 31, 2012, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At March 31, 2012, there were no open commodity derivative instruments that were designated as cash flow hedges.

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

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. As of March 31, 2012, Duke Energy Carolinas does not have any undesignated commodity derivatives.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at March 31, 2012 are primarily associated with forward sales and purchases of power, coal and emission allowances, for the Commercial Power segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at March 31, 2012 are primarily associated with forward purchases and sales of power, financial transmission rights and emission allowances.

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

The following table shows the notional amounts for derivatives related to interest rate risk at March 31, 2012 and December 31, 2011.

Notional Amounts of Derivative Instruments Related to Interest Rate Risk

(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
Cash Flow Hedges(a)	$841	$—	$—	$—
Undesignated Contracts	245	—	27	200
Fair Value Hedges	275	25	250	—

Total Notional Amount at March 31, 2012	$1,361	$25	$277	$200

(in millions)	Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
Cash Flow Hedges(a)	$841	$—	$—	$—
Undesignated Contracts	247	—	27	200
Fair Value Hedges	275	25	250	—

Total Notional Amount at December 31, 2011	$1,363	$25	$277	$200

(a)	Includes amounts related to non-recourse variable rate long-term debt of VIEs of $466 million at both March 31, 2012 and at December 31, 2011.

Volumes of Commodity Derivatives

The following tables show information relating to the volume of Duke Energy and Duke Energy Ohio’s commodity derivative activity outstanding as of March 31, 2012 and December 31, 2011. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy and Duke Energy Ohio have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Commodity Derivative Instruments Accounted for At Fair Value

	Duke Energy	Duke Energy Ohio
	March 31, 2012
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	18,476	9,985
Emission Allowances: NOX (thousands of tons)	4	4
Natural gas (millions of decatherms)	38	30

	Duke Energy	Duke Energy Ohio
	December 31, 2011
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	14,118	14,655
Emission Allowances: NOX (thousands of tons)	9	9
Natural gas (millions of decatherms)	40	2

(a)	Amounts at Duke Energy Ohio include intercompany positions that are eliminated at Duke Energy.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table shows fair value amounts of derivative contracts as of March 31, 2012 and December 31, 2011, and the line item(s) in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Condensed Consolidated Balance Sheets

	Duke Energy		Duke Energy Ohio
	March 31, 2012
	Asset	Liability	Asset	Liability
	(in millions)
Balance Sheet Location
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	$5	$—	$4	$—
Investments and Other Assets: Other	2	—	2	—
Current Liabilities: Other	—	11	—	—
Deferred Credits and Other Liabilities: Other		61		—

Total Derivatives Designated as Hedging Instruments	$7	$72	$6	$—

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$206	$138	$225	$148
Investments and Other Assets: Other	22	—	19	1
Current Liabilities: Other	4	55	3	15
Deferred Credits and Other Liabilities: Other	32	102	31	53
Interest rate contracts
Current Liabilities: Other	—	2	—	1
Deferred Credits and Other Liabilities: Other(a)	—	53	—	6

Total Derivatives Not Designated as Hedging Instruments	$264	$350	$278	$224

Total Derivatives	$271	$422	$284	$224

(a)	Amount at Duke Energy includes $46 million related to interest rate swaps at Duke Energy Indiana which receive regulatory accounting treatment.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Duke Energy		Duke Energy Ohio
	December 31, 2011
	Asset	Liability	Asset	Liability
	(in millions)
Balance Sheet Location
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	$4	$—	$3	$—
Investments and Other Assets: Other	2	—	2	—
Current Liabilities: Other	—	11	—	—
Deferred Credits and Other Liabilities: Other		76		—

Total Derivatives Designated as Hedging Instruments	$6	$87	$5	$—

Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$81	$31	$79	$39
Investments and Other Assets: Other	35	17	29	18
Current Liabilities: Other	136	168	136	146
Deferred Credits and Other Liabilities: Other	25	93	22	33
Interest rate contracts
Current Liabilities: Other	—	2	—	1
Deferred Credits and Other Liabilities: Other(a)	—	75	—	8

Total Derivatives Not Designated as Hedging Instruments	$277	$386	$266	$245

Total Derivatives	$283	$473	$271	$245

(a)	Amounts at Duke Energy include $67 million related to interest rate swaps at Duke Energy Indiana which receive regulatory accounting treatment.

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract during the three months ended March 31, 2012 and 2011, and the Condensed Consolidated Statements of Operations line items in which such gains and losses are included for Duke Energy, and the Condensed Consolidated Statements of Comprehensive Income line items in which such gains and losses are included for Duke Energy Ohio.

Cash Flow Hedges—Location and Amount of Pre-Tax Gains (Losses) Recognized in Comprehensive Income

Duke Energy	Three Months Ended March 31,
	2012	2011
	(in millions)
Amount of Pre-tax Gains Recorded in AOCI
Interest rate contracts	$18	$3
Total Pre-tax Gains Recorded in AOCI	$18	$3

Location of Pre-tax Losses Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	$(1)	$(1)
Total Pre-tax Losses Reclassified from AOCI into Earnings	$(1)	$(1)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

There were no gains and losses on cash flow hedges recorded or reclassified at Duke Energy Ohio for the three months ended March 31, 2012 and 2011, respectively. There was no hedge ineffectiveness during the three months ended March 31, 2012 and 2011, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy. At March 31, 2012, $102 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remains in AOCI and a $7 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio. At March 31, 2012, there were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI.

The following table shows the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument during the three months ended March 31, 2012 and 2011, and the line item(s) in the Condensed Consolidated Statements of Comprehensive Income in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

Undesignated Contracts—Location and Amount of Pre-Tax Gains and (Losses) Recognized in

Income or as Regulatory Assets or Liabilities

	Duke Energy		Duke Energy Ohio
	Three Months Ended March 31,
	2012	2011	2012	2011
	(in millions)
Location of Pre-Tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric, natural gas and other	$36	$(13)	$71	$(6)
Fuel used in electric generation and purchased power - non-regulated	—	(1)	—	(1)

Total Pre-tax (Losses) Gains Recognized in Earnings(a)	$36	$(14)	$71	$(7)

Location of Pre-Tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$(1)	$—	$(2)	$—
Regulatory Liability	5	(1)	—	—
Interest rate contracts
Regulatory Asset	22	—	1	—
Regulatory Liability	—	12	—	—

Total Pre-tax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$26	$11	$(1)	$—

(a)	Amounts include Duke Energy Ohio intercompany positions that are eliminated at Duke Energy.

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represent the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered at March 31, 2012 and December 31, 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

	Duke Energy	Duke Energy Ohio
	March 31, 2012
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$203	$201
Collateral Already Posted	$57	$43
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$11	$11

	December 31, 2011
	(in millions)
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$96	$94
Collateral Already Posted	$36	$35
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$5	$5

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy and Duke Energy Ohio have elected to offset fair value amounts (or amounts that approximate fair value) recognized on their Condensed Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements as of March 31, 2012 and December 31, 2011. See Note 9 for additional information on fair value disclosures related to derivatives.

Information Regarding Cash Collateral under Master Netting Arrangements

	Duke Energy		Duke Energy Ohio
	March 31, 2012
	(in millions)
	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions on the Condensed Consolidated Balance Sheets	$21	$—	$21	$—
Amounts not offset against net derivative positions on the Condensed Consolidated Balance Sheets	$38	$—	$23	$—

	December 31, 2011
	(in millions)
	Receivables	Payables	Receivables	Payables
Amounts offset against net derivative positions on the Condensed Consolidated Balance Sheets	$10	$—	$9	$—
Amounts not offset against net derivative positions on the Condensed Consolidated Balance Sheets	$30	$—	$28	$—

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

Valuation methods of the primary fair value measurements disclosed below are as follows:

Investments in equity securities. Investments in equity securities are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements. For certain investments which are valued on a ‘Net Asset Value’, when the Company does not have the ability to redeem the investment or does not have the ability to redeem the investment in the near term at net asset value per share (or its equivalent), the fair value measurement of the investment is categorized as Level 3.

Investments in available-for-sale auction rate securities. Duke Energy held $88 million par value ($72 million carrying value) and $89 million par value ($71 million carrying value) as of March 31, 2012, and December 31, 2011, respectively of auction rate securities for which an active market does not currently exist. During the three months ended March 31, 2012, an insignificant amount of these investments in auction rate securities were redeemed at full par value plus accrued interest. Duke Energy Carolinas held $16 million par value ($12 million carrying value) of these auction rate securities at both March 31, 2012, and December 31, 2011. All of these auction rate securities are student loan securities for which approximately 95% of the par value is ultimately backed by the U.S. government. Approximately 55% of the par value of these securities is AAA rated. As of March 31, 2012 and December 31, 2011, all of these auction rate securities are classified as long-term investments and are valued using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models which incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par (ranging from zero to 17 years), the current level of interest rates (less than 0.4%), and the appropriate risk-adjusted discount rates (up to 6.2% reflecting a tenor of up to 17 years). In preparing the valuations, all significant value drivers were considered, including the underlying collateral (primarily evaluated on the basis of credit ratings, parity ratios and the percentage of loans backed by the U.S. government). Auction rate securities which are classified as Short-term investments are valued using Level 2 measurements, as they are valued at par based on a commitment by the issuer to redeem at par value. There were no auction rate securities classified as Short-term investments as of March 31, 2012 or December 31, 2011.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three months ended March 31, 2012 or 2011.

Investments in debt securities. Most debt investments (including those held in the Nuclear Decommissioning Trust Funds (NDTF)) are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement. For certain investments that are valued on a net asset value basis, when Duke Energy does not have the ability to redeem the investment in the near term at net asset value per share (or its equivalent), or the net asset value is not available as of the measurement date, the fair value measurement of the investment is categorized as Level 3.

Commodity derivatives. The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Some commodity derivatives are NYMEX and ICE contracts, which are classified as Level 1 measurements.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy’s Condensed Consolidated Balance Sheets at fair value at March 31, 2012 and December 31, 2011. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at March 31, 2012	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$72	$—	$—	$72
Nuclear decommissioning trust fund equity securities	1,518	1,461	47	10
Nuclear decommissioning trust fund debt securities	729	95	588	46
Other long-term trading and available-for-sale equity securities(b)	80	72	8	—
Other trading and available-for-sale debt securities(c)	490	57	433	—
Derivative assets(b)	97	86	7	4

Total Assets	$2,986	$1,771	$1,083	$132
Derivative liabilities(d)	(248)	(78)	(124)	(46)

Net Assets	$2,738	$1,693	$959	$86

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Investments and Other Assets and Short-term Investments on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amount December 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$71	$—	$—	$71
Nuclear decommissioning trust fund equity securities	1,337	1,285	46	6
Nuclear decommissioning trust fund debt securities	723	109	567	47
Other long-term trading and available-for-sale equity securities(b)	68	61	7	—
Other trading and available-for-sale debt securities(c)	382	22	360	—
Derivative assets(b)	74	43	6	25

Total Assets	$2,655	$1,520	$986	$149
Derivative liabilities(d)	(264)	(36)	(164)	(64)

Net Assets	$2,391	$1,484	$822	$85

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Investments and Other Assets and Short-term Investments on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table provides a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Derivatives (net)	Total
Three Months Ended March 31, 2012
Balance at January 1, 2012	$71	$53	$(39)	$85
Total pre-tax realized or unrealized losses included in earnings:
Regulated electric	—	—	8	8
Revenue, non-regulated electric, natural gas, and other	—	—	(2)	(2)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	1	—	—	1
Purchases, sales, issuances and settlements:
Purchases	—	2	—	2
Settlements	—	—	(9)	(9)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	1	—	1

Balance at March 31, 2012	$72	$56	$(42)	$86

Three Months Ended March 31, 2011
Balance at January 1, 2011	$118	$47	$(19)	$146
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	—	—	(8)	(8)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	6	—	—	6
Purchases, sales, issuances and settlements:
Purchases	—	1	—	1
Sales	—	(2)	—	(2)
Settlements	(2)	—	3	1
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	2	—	2

Balance at March 31, 2011	$122	$48	$(24)	$146

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’ Condensed Consolidated Balance Sheets at fair value at March 31, 2012 and December 31, 2011. Amounts presented in the tables below exclude cash collateral amounts. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at March 31, 2012	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities	1,518	1,461	47	10
Nuclear decommissioning trust fund debt securities	729	95	588	46
Derivative assets(b)	1	—	1	—

Total assets	$2,260	$1,556	$636	$68

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Investments in available-for-sale auction rate securities(a)	$12	$—	$—	$12
Nuclear decommissioning trust fund equity securities	1,337	1,285	46	6
Nuclear decommissioning trust fund debt securities	723	109	567	47
Derivative assets(b)	1	—	1	—

Total assets	$2,073	$1,394	$614	$65

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Three Months Ended March 31, 2012
Balance at January 1, 2012	$12	$53	$65
Purchases, sales, issuances and settlements:
Purchases	—	2	2
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	1	1

Balance at March 31, 2012	$12	$56	$68

	Available-for- Sale Auction Rate Securities	Available-for- Sale NDTF Investments	Total
	(in millions)
Three Months Ended March 31, 2011
Balance at January 1, 2011	$12	$47	$59
Purchases, sales, issuances and settlements:
Purchases	—	1	1
Sales	—	(2)	(2)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	—	2	2

Balance at March 31, 2011	$12	$48	$60

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s Condensed Consolidated Balance Sheets at fair value at March 31, 2012 and December 31, 2011. Amounts presented in the tables below exclude cash collateral amounts which are disclosed separately in Note 8.

	Total Fair Value Amounts at March 31, 2012	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$101	$86	$6	$9
Derivative liabilities(b)	(41)	(21)	(7)	(13)

Net Assets	$60	$65	$(1)	$(4)

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Total Fair Value Amounts at December 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Derivative assets(a)	$56	$42	$5	$9
Derivative liabilities(b)	(30)	(10)	(8)	(12)

Net Assets (Liabilities)	$26	$32	$(3)	$(3)

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following table provides a reconciliation of beginning and ending balances of assets measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Rollforward of Level 3 Measurements

Derivatives (net)
Three Months Ended March 31, 2012
Balance at January 1, 2012	$(3)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	(1)

Balance at March 31, 2012	$(4)

Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at March 31, 2012:
Revenue, non-regulated electric and other	$1
Fuel used in electric generation and purchased power - non-regulated	—

Total	$1

Three Months Ended March 31, 2011
Balance at January 1, 2011	$13
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric and other	4
Purchases, sales, issuances and settlements:
Settlements	(1)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability or as non-current liability	1
Balance at March 31, 2011	$17

Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at March 31, 2011:
Revenue, non-regulated electric and other	$4
Fuel used in electric generation and purchased power—non-regulated	—

Total	$4

PART II

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s Condensed Consolidated Balance Sheets at fair value at March 31, 2012 and December 31, 2011. Amounts presented in the tables below exclude cash collateral amounts. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at March 31, 2012	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)	$52	$52	$—	$—
Available-for-sale debt securities(a)	28	—	28	—
Derivative assets(b)	3	—	—	3

Total Assets	83	52	28	3
Derivative liabilities(c)	(48)	(1)	(47)	—

Net Assets	$35	$51	$(19)	$3

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

	Total Fair Value Amounts at December 31, 2011	Level 1	Level 2	Level 3
	(in millions)
Description
Available-for-sale equity securities(a)	$46	$46	$—	$—
Available-for-sale debt securities(a)	28	—	28	—
Derivative assets(b)	4	—	—	4

Total Assets	78	46	28	4
Derivative liabilities(c)	(69)	(1)	(68)	—

Net Assets	$9	$45	$(40)	$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

PART II

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

Rollforward of Level 3 measurements

Derivatives (net)
(in millions)
Three Months Ended March 31, 2012
Balance at January 1, 2012	$4
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	8
Purchases, sales, issuances and settlements:
Settlements	(10)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	1

Balance at March 31, 2012	$3

Derivatives (net)
(in millions)
Three Months Ended March 31, 2011
Balance at January 1, 2011	$4
Purchases, sales, issuances and settlements
Settlements	(2)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(1)

Balance at March 31, 2011	$1

Additional Fair Value Disclosures—Long-term debt: The fair value of long-term debt is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined as of March 31, 2012 and December 31, 2011 are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets. The fair value of long-term debt is determined using Level 2 measurements.

	Long-term debt, including current maturities
	Duke Energy		Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
	Book Value(a)	Fair Value	Book Value(b)	Fair Value	Book Value	Fair Value	Book Value	Fair Value
	(in millions)
March 31, 2012	$20,093	$22,332	$8,523	$9,703	$2,553	$2,656	$3,707	$4,224
December 31, 2011	20,573	23,053	9,274	10,629	2,555	2,688	3,459	4,048

(a)	Includes Non-recourse long-term debt of variable interest entities of $945 million and $949 million at March 31, 2012 and December 31, 2011, respectively.
(b)	Includes Non-recourse long-term debt of variable interest entities of $300 million at both March 31, 2012 and December 31, 2011, respectively.

At both March 31, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, commercial paper and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

10. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities into two categories – trading and available-for-sale.

Trading Securities. Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities and are reported at fair value in the Condensed Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. At March 31, 2012 and December 31, 2011, the fair value of these investments was $31 million and $32 million, respectively.

Available for Sale Securities. All other investments in debt and equity securities are classified as available-for-sale securities, which are also reported at fair value on the Condensed Consolidated Balance Sheets with unrealized gains and losses excluded from earnings and reported either as a regulatory asset or liability, as discussed further below, or as a component of other comprehensive income until realized.

Duke Energy’s available-for-sale securities are primarily comprised of investments held in the NDTF at Duke Energy Carolinas, investments in a grantor trust at Duke Energy Indiana related to other post-retirement benefit plans as required by the IURC, Duke Energy captive insurance investment portfolio, Duke Energy’s foreign operations investment portfolio and investments of Duke Energy and Duke Energy Carolinas in auction rate debt securities.

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

For investments in debt and equity securities held in the captive insurance investment portfolio, Duke Energy’s foreign operations investment portfolio and investments in auction rate debt securities, unrealized gains and losses are included in other comprehensive income until realized, unless it is determined that the carrying value of an investment is other-than-temporarily impaired. If so, the write-down to fair value may be included in earnings based on the criteria discussed below.

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

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Management believes, based on consideration of the criteria above, that no credit loss exists as of March 31, 2012 and December 31, 2011. Management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio and foreign operations investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis. Therefore, management has concluded that there were no other-than-temporary impairments necessary as of March 31, 2012 and December 31, 2011. Accordingly, all changes in the market value of investments in auction rate debt securities and captive insurance investments were reflected as a component of other comprehensive income in 2012 and 2011.

See Note 9 for additional information related to fair value measurements for investments in auction rate debt securities.

Short-term and Long-term investments. Investments in debt and equity securities are classified as either short-term investments or long-term investments based on management’s intent and ability to sell these securities, taking into consideration illiquidity factors in the current markets.

Duke Energy holds corporate debt securities which were purchased using excess cash from its foreign operations. These investments are classified as Short-term Investments on the balance sheet and are available for current operations of Duke Energy’s foreign business. Duke Energy held short-term investments with a fair value of $238 million as of March 31, 2012 and $190 million as of December 31, 2011.

Duke Energy classifies its investments in debt and equity securities held in the Duke Energy Carolinas NDTF (see Note 9 for further information), the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long-term. Additionally, Duke Energy has classified $72 million carrying value ($88 million par value) and $71 million carrying value ($89 million par value) of investments in auction rate debt securities as long-term at March 31, 2012 and December 31, 2011, respectively, due to market

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Condensed Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

The estimated fair values of short-term and long-term investments for Duke Energy, Duke Energy Carolinas and Duke Energy Indiana are as follows:

	March 31, 2012				December 31, 2011
	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value
	(in millions)
Duke Energy Carolinas NDTF:
Equity Securities	$591	$(7)	$1,518	$443	$(16)	$1,337
Corporate Debt Securities	8	(1)	222	8	(2)	205
Municipal Bonds	2	—	51	2	—	51
U.S. Government Bonds	11	—	285	16	—	306
Other Debt Securities	4	(1)	171	4	(4)	161

Total Duke Energy Carolinas NDTF	$616	$(9)	$2,247	$473	$(22)	$2,060

Duke Energy Indiana Grantor Trust:
Equity Securities	$10	$—	$52	$5	$(1)	$46
Municipal Bonds	—	—	28	1	—	28

Total Duke Energy Indiana Grantor Trust	$10	$—	$80	$6	$(1)	$74

Other Investments:
Equity Securities	$1	$—	$20	$—	$(1)	14
Corporate Debt Securities	2	—	299	1	(1)	241
Municipal Bonds	—	—	—	—	—	—
U.S. Government Bonds	1	(1)	57	1	—	21
Other Debt Securities	1	—	83	2	—	68
Auction Rate Securities(a)	—	(17)	72	—	(17)	71

Total Other Investments	$5	$(18)	$531	$4	$(19)	$415

Total Duke Energy Investments	$631	$(27)	$2,858	$483	$(42)	$2,549

(a)	At both March 31, 2012 and December 31, 2011, $12 million of these securities were held by Duke Energy Carolinas. Gross unrealized holding gains on these securities held by Duke Energy Carolinas were insignificant at both March 31, 2012 and December 31, 2011. Gross unrealized holding losses on these securities held by Duke Energy Carolinas were $3 million at both March 31, 2012 and December 31, 2011.

The table below summarizes the maturity date for debt securities held by Duke Energy, Duke Energy Carolinas, and Duke Energy Indiana.

	< 1 Year	1-5 Years	6-10 Years	Thereafter
	(in millions)
Duke Energy(a)	$168	$404	$223	$401
Duke Energy Carolinas(a)	$75	$150	$183	$321
Duke Energy Indiana	$—	$20	$6	$2

(a)	Excludes auction rate securities based on the stated maturity date. See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below for Duke Energy, Duke Energy Carolinas, and Duke Energy Indiana as of March 31, 2012 and December 31, 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	March 31, 2012			December 31, 2011
	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months	Fair Value	Unrealized Loss Position >12 months	Unrealized Loss Position <12 months
	(in millions)
Duke Energy Carolinas NDTF:
Equity Securities	$54	$(4)	$(3)	$111	$(4)	$(12)
Corporate Debt Securities	48	—	(1)	57	(1)	(1)

Municipal Bonds	13	—	—	—	—	—
U.S. Government Bonds	73	—	—	8	—	—
Other Debt Securities	36	—	(1)	113	(1)	(3)

Total Duke Energy Carolinas NDTF	$224	$(4)	$(5)	$289	$(6)	$(16)

Duke Energy Indiana Grantor Trust:
Equity Securities	$—	$—	$—	$8	$—	$(1)
Municipal Bonds	9	—	—	3	—	—

Total Indiana Grantor Trust	$9	$—	$—	$11	$—	$(1)

Other Investments:
Equity Securities	$6	$—	$(1)	$4	$(1)	$—
Corporate Debt Securities	254	—	—	201	(1)	—
Municipal Bonds	—	—	—	—	—	—
U.S. Government Bonds	31	—	—	—	—	—
Other Debt Securities	16	—	—	8	—	—
Auction Rate Securities(a)	72	(17)	—	71	(17)	—

Total Other Investments	$379	$(17)	$(1)	$284	$(19)	$—

Total Duke Energy Investments	$612	$(21)	$(6)	$584	$(25)	$(17)

(a)	At both March 31, 2012 and December 31, 2011, $12 million of these securities were held by Duke Energy Carolinas. The gross unrealized losses on these securities held by Duke Energy Carolinas which were in an unrealized loss position greater than 12 months were $3 million at both March 31, 2012 and December 31, 2011. The gross unrealized losses on these securities held by Duke Energy Carolinas which were in an unrealized loss position less than 12 months were insignificant at both March 31, 2012 and December 31, 2011.

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

Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the three months ended March 31, 2012 and the year ended December 31, 2011, or is expected to be provided in the future, that was not previously contractually required.

	Duke Energy
	Duke Energy Carolinas
	Duke Energy Receivables Financing LLC (DERF)	CRC	CinCap V	Renewables	Other	Total
	(in millions)
At March 31, 2012
VIE Balance Sheets
Cash and Cash Equivalents	$—	$—	$1	$—	$—	$1
Restricted Receivables of VIEs	593	499	14	16	2	1,124
Other Current Assets	—	—	1	153	8	162
Intangibles, net	—	—	—	12	—	12
Restricted Other Assets of VIEs	—	—	62	8	59	129
Other Assets	—	—	10	—	—	10
Property, Plant and Equipment Cost, VIEs	—	—	—	942	—	942
Less Accumulated Depreciation and Amortization	—	—	—	(70)	—	(70)
Other Deferred Debits	—	—	—	24	1	25

Total Assets	593	499	88	1,085	70	2,335
Accounts Payable	—	—	—	1	1	2
Non-Recourse Notes Payable	—	275	—	—	—	275
Taxes Accrued	—	—	—	4	—	4
Current Maturities of Long-Term Debt	—	—	11	49	5	65
Other Current Liabilities	—	—	3	24	—	27
Non-Recourse Long-Term Debt	300	—	58	527	60	945
Deferred Income Taxes	—	—	—	161	—	161
Asset Retirement Obligation	—	—	—	14	—	14
Other Liabilities	—	—	9	29	—	38

Total Liabilities	300	275	81	809	66	1,531

Noncontrolling interests	—	—	—	—	1	1

Net Duke Energy Corporation Shareholders’ Equity	$293	$224	$7	$276	$3	$803

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Duke Energy
	Duke Energy Carolinas
	Duke Energy Receivables Financing LLC (DERF)	CRC	CinCap V	Renewables	Other	Total
	(in millions)
At December 31, 2011
VIE Balance Sheets
Restricted Receivables of VIEs	$581	$547	$13	$13	$3	$1,157
Other Current Assets	—	—	2	124	8	134
Intangibles, net	—	—	—	12	—	12
Restricted Other Assets of VIEs	—	—	65	10	60	135
Other Assets	—	—	14	36	—	50
Property, Plant and Equipment Cost, VIEs	—	—	—	913	—	913
Less Accumulated Depreciation and Amortization	—	—	—	(62)	—	(62)
Other Deferred Debits	—	—	—	24	2	26

Total Assets	581	$547	94	1,070	73	2,365
Accounts Payable	—	—	—	1	1	2
Non-Recourse Notes Payable	—	273	—	—	—	273
Taxes Accrued	—	—	—	3	—	3
Current Maturities of Long-Term Debt	—	—	11	49	5	65
Other Current Liabilities	—	—	3	59	—	62
Non-Recourse Long-Term Debt	300	—	60	528	61	949
Deferred Income Taxes	—	—	—	160	—	160
Asset Retirement Obligation	—	—	—	13	—	13
Other Liabilities	—	—	13	37	—	50

Total Liabilities	300	273	87	850	67	1,577

Noncontrolling interests	—	—	—	—	1	1

Net Duke Energy Corporation Shareholders’ Equity	$281	$274	$7	$220	$5	$787

DERF. Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit, which expires in August 2013. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

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

CRC. CRC was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to CRC. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by CRC through a

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by CRC to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from CRC (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by CRC against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to CRC may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. There were no equity infusions to CRC during the three months ended March 31, 2012 or 2011. The amount borrowed fluctuates based on the amount of receivables sold. The debt is short term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is October 2012. CRC is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activity of CRC relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, Duke Energy consolidates CRC. Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC.

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

Renewables. Duke Energy’s renewable energy facilities include Green Frontier Windpower, LLC, Top of The World Wind Energy LLC and various solar projects, all subsidiaries of DEGS, an indirect wholly owned subsidiary of Duke Energy.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

NON-CONSOLIDATED VIEs

The table below shows the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact Duke Energy’s, Duke Energy Ohio’s and Duke Energy Indiana’s respective Condensed Consolidated Balance Sheets. As discussed above, while Duke Energy consolidates CRC, Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC as they are not the primary beneficiary.

	Duke Energy
	DukeNet	Renewables	Other	Total	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
At March 31, 2012
Consolidated Balance Sheets
Receivables	$—	$—	$—	$—	$98	$118
Investments in equity method unconsolidated affiliates	127	77	24	228	—	—
Intangibles	—	—	109	109	109	—

Total Assets	127	77	133	337	207	118
Other Current Liabilities	—	—	2	2	—	—
Deferred Credits and Other Liabilities	—	—	17	17	—	—

Total Liabilities	—	—	19	19	—	—

Net Duke Energy Corporation Shareholders’ Equity	$127	$77	$114	$318	$207	$118

	Duke Energy
	DukeNet	Renewables	Other	Total	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
At December 31, 2011
Consolidated Balance Sheets
Receivables	$—	$—	$—	$—	$129	$139
Investments in equity method unconsolidated affiliates	129	81	25	235	—	—
Intangibles	—	—	111	111	111	—

Total Assets	129	81	136	346	240	139
Other Current Liabilities	—	—	3	3	—	—
Deferred Credits and Other Liabilities	—	—	18	18	—	—

Total Liabilities	—	—	21	21	—	—

Net Duke Energy Corporation Shareholders’ Equity	$129	$81	$115	$325	$240	$139

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the three months ended March 31, 2012 and 2011, respectively, or is expected to be provided in the future.

With the exception of the power purchase agreement with the Ohio Valley Electric Corporation (OVEC), which is discussed below, and various guarantees, reflected in the table above as “Deferred Credits and Other Liabilities”, the Duke Energy Registrants are not aware of any situations where the maximum exposure to loss significantly exceeds the carrying values shown above.

CRC. As discussed above, CRC is consolidated only by Duke Energy. Accordingly, the retained interest in the sold receivables recorded on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana are eliminated in consolidation at Duke Energy.

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price (typically approximates 25% of the total proceeds). The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets at March 31, 2012 and December 31, 2011. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

The carrying values of the retained interests are determined by allocating the carrying value of the receivables between the assets sold and the interests retained based on relative fair value. Because the receivables generally turn over in less than two months, credit losses are reasonably predictable due to the broad customer base and lack of significant concentration, and the purchased beneficial interest (equity in CRC) is subordinate to all retained interests and thus would absorb losses first, the allocated basis of the subordinated notes are not materially different than their face value. The hypothetical effect on the fair value of the retained interests assuming both a 10% and a 20% unfavorable variation in credit losses or discount rates is not material due to the short turnover of receivables and historically low credit loss history. Interest accrues to Duke Energy Ohio, Duke Energy Indiana and Duke Energy Kentucky on the retained interests using the accretable yield method, which generally approximates the stated rate on the notes since the allocated basis and the face value are nearly equivalent. An impairment charge is recorded against the carrying value of both the retained interests and purchased beneficial interest whenever it is determined that an other-than-temporary impairment has occurred. The key assumptions used in estimating the fair value in 2012 and 2011 is detailed in the following table:

	2012	2011

Duke Energy Ohio
Anticipated credit loss ratio	0.8%	0.8%
Discount rate	1.3%	2.6%
Receivable turnover rate	12.8%	12.7%

Duke Energy Indiana
Anticipated credit loss ratio	0.4%	0.4%
Discount rate	1.3%	2.6%
Receivable turnover rate	10.2%	10.2%

The following table shows the gross and net receivables sold as of March 31, 2012 and December 31, 2011, respectively:

	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Receivables sold as of March 31, 2012	$258	$277
Less: Retained interests	98	118

Net receivables sold as of March 31, 2012	$160	$159

	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Receivables sold as of December 31, 2011	$302	$279
Less: Retained interests	129	139

Net receivables sold as of December 31, 2011	$173	$140

The following table shows the retained interests, sales, and cash flows during the three months ended March 31, 2012, and 2011 respectively:

	Duke Energy Ohio	Duke Energy Indiana
	(in millions)
Three Months Ended March 31, 2012
Sales
Receivables sold	$610	$706
Loss recognized on sale	4	3
Cash flows
Cash proceeds from receivables sold	$636	$724
Return received on retained interests	2	2

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

	Duke Energy Ohio	Duke Energy Indiana
Three Months Ended March 31, 2011
	(in millions)
Sales
Receivables sold	$719	$668
Loss recognized on sale	6	4
Cash flows

	(in millions)
Cash proceeds from receivables sold	$777	$709
Return received on retained interests	4	4

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, Maintenance and Other on Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Statements of Comprehensive Income. The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR plus a fixed rate of 1.00% as of March 31, 2012, as compared to 2.39% as of March 31, 2011. The fixed rate is reviewed annually and adjusted as appropriate.

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

Renewables. Duke Energy has investments in various entities that generate electricity through the use of renewable energy technology. Some of these entities are VIEs which are not consolidated due to the joint ownership of the entities when they were created and the power to direct and control key activities is shared jointly. Instead, Duke Energy’s investment is recorded under the equity method of accounting. These entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.

Other. Duke Energy has investments in various other entities that are VIEs which are not consolidated. The most significant of these investments is Duke Energy Ohio’s 9% ownership interest in OVEC. Through its ownership interest in OVEC, Duke Energy Ohio has a contractual arrangement through June 2040 to buy power from OVEC’s power plants. The proceeds from the sale of power by OVEC to its power purchase agreement counterparties, including Duke Energy Ohio, are designed to be sufficient for OVEC to meet its operating expenses, fixed costs, debt amortization and interest expense, as well as earn a return on equity. Accordingly, the value of this contract is subject to variability due to fluctuations in power prices and changes in OVEC’s costs of business, including costs associated with its 2,256 megawatts of coal-fired generation capacity. As discussed in Note 5, the proposed rulemaking on cooling water intake structures, MATS, CSAPR and CCP’s could increase the costs of OVEC which would be passed through to Duke Energy Ohio. The initial carrying value of this contract was recorded as an intangible asset when Duke Energy acquired Cinergy in April 2006.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

12. Earnings Per Common Share (EPS)

Basic Earnings Per Share (EPS) is computed by dividing net income attributable to Duke Energy common shareholders, adjusted for distributed and undistributed earnings allocated to participating securities, by the weighted-average number of common shares outstanding during the period. Diluted EPS is computed by dividing net income attributable to Duke Energy common shareholders, as adjusted for distributed and undistributed earnings allocated to participating securities, by the diluted weighted-average number of common shares outstanding during the period. Diluted EPS reflects the potential dilution that could occur if securities or other agreements to issue common stock, such as stock options, phantom shares and stock-based performance unit awards were exercised or settled.

The following table illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding for the three months ended March 31, 2012 and 2011.

	Income	Average Shares	EPS
	(in millions, except per-share amounts)
Three Months Ended March 31, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic and diluted	$292	1,337	$0.22

Three Months Ended March 31, 2011
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—basic	$510	1,330	$0.38

Effect of dilutive securities:
Stock options, performance and restricted stock		1

Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities—diluted	$510	1,331	$0.38

As of March 31, 2012 and 2011, 4 million and 13 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

13. Stock-Based Compensation

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy recorded pre-tax stock-based compensation expense for the three months ended March 31, 2012 and 2011 as follows:

	Three Months Ended March 31,
	2012(a)	2011(a)
	(in millions)
Stock Options	$2	$2
Restricted Stock Unit Awards	8	8
Performance Awards	(2)	6

Total(b)	$8	$16

(a)	Excludes stock-based compensation cost capitalized of an insignificant amount and $1 million for the three months ended March 31, 2012 and 2011, respectively.
(b)	The tax benefit associated with the recorded expense was $3 million and $6 million for the three months ended March 31, 2012 and 2011, respectively.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

14. Employee Benefit Obligations

Net periodic benefit costs disclosed in the tables below for the qualified and, non-qualified pension and other post-retirement benefit plans represent the cost of the respective benefit plan to the Duke Energy Registrants for the periods presented. However, portions of the net periodic benefit costs disclosed in the tables below have been capitalized as a component of property, plant and equipment.

Duke Energy

The following table shows the components of the net periodic benefit costs for the Duke Energy U.S. qualified and non-qualified pension plans and other post-retirement benefit plans.

	Three Months Ended March 31, 2012			Three Months Ended March 31, 2011
	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Non- Qualified pension plans	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$23	$1	$2	$24	$—	$1
Interest cost on projected benefit obligation	61	2	8	58	2	9
Expected return on plan assets	(94)	—	(4)	(96)	—	(4)
Amortization of prior service cost (credit)	1	—	(2)	2	1	(2)
Amortization of net transition liability	—	—	2	—	—	3
Amortization of loss (gain)	24	—	(2)	19	—	(1)
Other	1	—	—	4	—	—

Net periodic costs	$16	$3	$4	$11	$3	$6

(a)	Excludes regulatory asset amortization of $3 million and $4 million for the three months ended March 31, 2012 and 2011, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of $2 million for each of the three months ended March 31, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Each of the Subsidiary Registrants participate in qualified and, non-qualified pension plans and other post-retirement benefit plans sponsored by Duke Energy. The net periodic benefit costs shown in the tables below represent the allocated cost of the respective benefit plan for the periods presented. Additionally, the Subsidiary Registrants are allocated their proportionate share of pension and other post-retirement benefit cost for employees of Duke Energy’s shared services affiliate that provide support to the respective Subsidiary Registrant. These allocated amounts are included in the governance and shared services costs for each Subsidiary Registrant discussed in Note 17.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Carolinas

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$9	$1	$9	$—
Interest cost on projected benefit obligation	23	4	21	4
Expected return on plan assets	(36)	(3)	(37)	(2)
Amortization of prior service credit	—	(1)	—	(1)
Amortization of net transition liability	—	1	—	2
Amortization of loss	11	1	9	1
Other	—	—	2	—

Net periodic costs(a)	$7	$3	$4	$4

(a)	Components of net periodic costs for Duke Energy Carolinas’ non-qualified pension plans were an insignificant amount for the three months ended March 31, 2012 and 2011.

Duke Energy Ohio

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)	Qualified pension plans(a)	Other Post- Retirement Benefit plans(b)
	(in millions)
Service cost	$2	$—	$2	$—
Interest cost on projected benefit obligation	8	1	8	1
Expected return on plan assets	(11)	—	(11)	—
Amortization of loss (gain)	2	(1)	2	(1)

Net periodic costs(c)	$1	$—	$1	$—

(a)	Excludes regulatory asset amortization of $2 million for each of the three months ended March 31, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(b)	Excludes regulatory asset amortization of an insignificant amount and $1 million for the three months ended March 31, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.
(c)	Components of net periodic costs for Duke Energy Ohio’s non-qualified pension plans were an insignificant amount for each of the three months ended March 31, 2012 and 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Indiana

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
	Qualified pension plans	Other Post- Retirement Benefit plans	Qualified pension plans	Other Post- Retirement Benefit plans
	(in millions)
Service cost	$2	$—	$3	$—
Interest cost on projected benefit obligation	8	2	7	2
Expected return on plan assets	(12)	—	(11)	—
Amortization of prior service cost	1	—	—	—
Amortization of loss	3	—	4	—

Net periodic costs(a)	$2	$2	$3	$2

(a)	Components of net periodic costs for Duke Energy Indiana’s non-qualified pension plans were an insignificant amount for each of the three months ended March 31, 2012 and 2011.

Employee Savings Plan

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer matching contributions of $28 million and $31 million for the three months ended March 31, 2012 and 2011, respectively.

The Subsidiary Registrants participate in Duke Energy sponsored employee savings plans. The following table shows the respective Subsidiary Registrants’ expense related to its proportionate share of pre-tax employer matching contributions.

	Three Months Ended March 31,
	(in millions)
	2012	2011
Duke Energy Carolinas	$11	$12
Duke Energy Ohio	1	1
Duke Energy Indiana	2	3

15. Severance

2011 Severance Plan. In conjunction with the proposed merger with Progress Energy, in August 2011, Duke Energy announced plans to offer a voluntary severance plan to approximately 4,850 eligible employees. As this is a voluntary plan, all severance benefits offered under this plan are considered special termination benefits under GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent a significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the remaining service periods of the affected employees. Approximately 500 employees accepted the termination benefits during the voluntary window period, which closed on November 30, 2011. The estimated amount of severance payments associated with this voluntary plan, contingent upon a successful close of the proposed merger with Progress Energy, are expected to be approximately $80 million.

Other Severance Plans. Amounts included in the table below represent the severance liability for Duke Energy’s past and on-going severance plans.

	Balance at December 31, 2011	Provision/ Adjustments	Cash Reductions	Balance at March 31, 2012
	(in millions)
Duke Energy	$32	$(1)	$(3)	$28

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

The effective tax rates for each of the Duke Energy Registrants are as follows:

	Three Months Ended March 31,
	2012	2011
Duke Energy	25.8%	31.2%
Duke Energy Carolinas	36.3%	35.1%
Duke Energy Ohio	37.0%	36.8%
Duke Energy Indiana	41.0%	34.9%

For the three months ended March 31, 2012, Duke Energy reflected a decrease in its effective tax rate as a result of a decrease in pre-tax income related to Edwardsport IGCC project impairment charges. In addition, Duke Energy Carolinas reflected an increase in its effective tax rate as a result of a decrease in AFUDC equity and Duke Energy Indiana reflected an increase in its effective tax rate due to a decrease in pre-tax income related to Edwardsport IGCC project impairment charges. See Note 4 for further details on the impairment charges.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by the Duke Energy Registrants from its customers. These taxes, which are required to be paid regardless of the Duke Energy Registrants’ ability to collect from the customer, are accounted for on a gross basis. When each of the Duke Energy Registrants act as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Excise taxes for each Duke Energy Registrant accounted for on a gross basis and recorded as revenues and other tax expense in the respective Condensed Consolidated Statements of Operations were as follows:

	Three Months Ended March 31,
	2012	2011
	(in millions)
Duke Energy Carolinas	$39	$36
Duke Energy Ohio	30	34
Duke Energy Indiana	8	8

Duke Energy	$77	$78

17. Related Party Transactions

Duke Energy Carolinas

Duke Energy Carolinas engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 are as follows:

Assets/(Liabilities)

	March 31, 2012(a)	December 31, 2011(a)
	(in millions)
Current assets(b)	$50	$51
Non-current assets(c)	111	111
Current liabilities(d)	(121)	(171)
Non-current liabilities(e)	(67)	(64)
Net deferred tax liabilities(f)	(4,682)	(4,509)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2012, $19 million is classified as Receivables and $31 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2011, $2 million is classified as Receivables and $49 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

(c)	The balances at March 31, 2012 and December 31, 2011 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	The balance at March 31, 2012, is classified as Accounts payable on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2011, $157 million is classified as Accounts Payable and $14 million is classified as Accrued Taxes on the Condensed Consolidated Balance Sheets.
(e)	The balances at March 31, 2012 and December 31, 2011 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at March 31, 2012, $(4,724) million is classified as Deferred income taxes and $42 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2011, $(4,555) million is classified as Deferred income taxes and $46 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

As discussed further in Note 14, Duke Energy Carolinas participates in Duke Energy’s qualified pension plan, nonqualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Carolinas has been allocated accrued pension and other post-retirement benefit obligations as shown in the following table:

	March 31, 2012	December 31, 2011
	(in millions)
Other current liabilities	$8	$8
Accrued pension and other post-retirement benefit costs	241	248

Total allocated accrued pension and other post-retirement benefit obligations	$249	$256

Other Related Party Amounts

	Three months ended
	March 31, 2012	March 31, 2011
	(in millions)
Corporate governance and shared service expenses(a)	$235	$253
Indemnification coverages(b)	5	5
Rental income and other charged expenses, net(c)	(2)	(2)

(a)	Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Comprehensive Income.
(b)	Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Comprehensive Income.
(c)	Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.

As discussed further in Note 6, Duke Energy Carolinas participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Comprehensive Income, was insignificant for each of the three months ended March 31, 2012 and 2011. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Comprehensive Income, was insignificant for each of the three months ended March 31, 2012 and 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

Duke Energy Ohio

Duke Energy Ohio engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012(a)	December 31, 2011(a)
	(in millions)
Current assets(b)	$63	$44
Non-current assets(c)	30	22
Current liabilities(d)	(130)	(84)
Non-current liabilities(e)	(31)	—
Net deferred tax liabilities(f)	(1,748)	(1,751)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, CRC and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2012, $14 million is classified as Receivables and $49 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2011, $15 million is classified as Receivables and $29 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	The balances at March 31, 2012 and December 31, 2011 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	The balances at March 31, 2012 and December 31, 2011 are classified as Accounts payable on the Condensed Consolidated Balance Sheets.
(e)	The balance at March 31, 2012 is classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at March 31, 2012, $(1,787) million is classified as Deferred income taxes and $39 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2011, $(1,798) million is classified as Deferred income taxes and $47 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

As discussed further in Note 14, Duke Energy Ohio participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations as shown in the following table:

	March 31, 2012	December 31, 2011
		(in millions)
Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit costs	163	166

Total allocated accrued pension and other post-retirement benefit obligations	$167	$170

Other Related Party Amounts

	Three months ended
	March 31, 2012	March 31, 2011
	(in millions)
Corporate governance and shared service expenses(a)	$90	$95
Indemnification coverages(b)	4	4
Rental income and other charged expenses, net(c)	(1)	—
CRC interest income(d)	2	4

(a)	Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Comprehensive Income.
(b)	Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Comprehensive Income.
(c)	Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.
(d)	As discussed in Note 11, certain trade receivables have been sold by Duke Energy Ohio to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Comprehensive Income.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

As discussed further in Note 6, Duke Energy Ohio participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Comprehensive Income, was $1 million for the three months ended March 31, 2012 and insignificant for the three months ended March 31, 2011. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Comprehensive Income, was insignificant for each of the three months ended March 31, 2012 and 2011.

Duke Energy Commercial Asset Management (DECAM) is a non-regulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities including the execution of commodity transactions and executing third party vendor and supply contracts as well as service contracts for certain of Duke Energy’s non-regulated entities. The commodity contracts that DECAM enters either do not qualify as hedges or have not been designated as hedges (hereinafter referred to as undersigned contracts), thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Comprehensive Income. In addition, equal and offsetting mark-to-market impacts of intercompany contracts with non regulated entities are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Comprehensive Income representing the pass through of the economics of the original contracts to non-regulated entities in accordance with contractual arrangements between Duke Energy Ohio and non-regulated entities. See Note 8 for additional information. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its non-regulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. The intercompany loan agreement was executed in February 2011. An additional intercompany loan agreement was executed in October 2011 so that DECAM can also loan money to the subsidiary of Duke Energy. DECAM had no outstanding intercompany loan payable with the subsidiary of Duke Energy as of March 31, 2012 or December 31, 2011. DECAM had a $276 million and a $90 million intercompany loan receivable with the subsidiary of Duke Energy as of March 31, 2012 and December 31, 2011, respectively.

Duke Energy Ohio paid a $285 million dividend to its parent, Cinergy, in March 2011. In January 2012, Duke Energy Ohio recorded a non-cash equity transfer of $28 million related to the sale of Vermillion to Duke Energy Indiana. See Note 2 for further discussion.

Duke Energy Indiana

Duke Energy Indiana engages in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011 are as follows:

	March 31, 2012(a)	December 31, 2011(a)
	(in millions)
Current assets(b)	$70	$18
Non-current assets(c)	2	2
Current liabilities(d)	(80)	(97)
Non-current liabilities(e)	(22)	(22)
Net deferred tax liabilities(f)	(949)	(914)

(a)	Balances exclude assets or liabilities associated with accrued pension and other post-retirement benefits, CRC and money pool arrangements as discussed below.
(b)	Of the balance at March 31, 2012, $59 million is classified as Receivables and $11 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. The balance at December 31, 2011, is classified as Receivables on the Condensed Consolidated Balance Sheets
(c)	The balances at March 31, 2012 and December 31, 2011 are classified as Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(d)	The balance at March 31, 2012 is classified as Accounts payable on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2011, $(72) million is classified as Accounts payable and $(25) million is classified as Taxes accrued on the Condensed Consolidated Balance Sheets.
(e)	The balances at March 31, 2012 and December 31, 2011 are classified as Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.
(f)	Of the balance at March 31, 2012, $(974) million is classified as Deferred income taxes and $25 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets. Of the balance at December 31, 2011, $(927) million is classified as Deferred income taxes and $13 million is classified as Other within Current Assets on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements – (Continued)

As discussed further in Note 14, Duke Energy Indiana participates in Duke Energy’s qualified pension plan, non-qualified pension plan and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations as shown in the following table:

	March 31, 2012	December 31, 2011
		(in millions)
Other current liabilities	$2	$2
Accrued pension and other post-retirement benefit costs	228	231

Total allocated accrued pension and other post-retirement benefit obligations	$230	$233

Other Related Party Amounts

	Three months ended
	March 31, 2012	March 31, 2011
	(in millions)
Corporate governance and shared service expenses(a)	$101	$107
Indemnification coverages(b)	2	2
Rental income and other charged expenses, net(c)	(1)	1
CRC interest income(d)	2	4

(a)	Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Comprehensive Income.
(b)	Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Comprehensive Income.
(c)	Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.
(d)	As discussed in Note 11, certain trade receivables have been sold by Duke Energy Indiana to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Comprehensive Income.

As discussed further in Note 6, Duke Energy Indiana participates in a money pool arrangement with Duke Energy and other Duke Energy subsidiaries. Interest income associated with money pool activity, which is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Comprehensive Income, was insignificant for each of the three months ended March 31, 2012 and 2011. Interest expense associated with money pool activity, which is recorded in Interest Expense on the Condensed Consolidated Statements of Comprehensive Income, was insignificant for each of the three months ended March 31, 2012 and 2011.

In January 2012, Duke Energy Indiana recorded a non-cash equity transfer of $26 million on the purchase of Vermillion from an indirect wholly owned subsidiary of Duke Energy. See Note 2 for further discussion.

18. New Accounting Standards

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to March 31, 2011 and the impact of such adoption, if applicable, has been presented in the respective Condensed Consolidated Financial Statements of the Duke Energy Registrants:

ASC 220—Comprehensive Income. In June 2011, the FASB amended the existing requirements for presenting comprehensive income in financial statements primarily to increase the prominence of items reported in other comprehensive income (OCI) and to facilitate the convergence of U.S. GAAP and IFRS. Specifically, the revised guidance eliminates the option previously provided to present components of OCI as part of the statement of changes in stockholders’ equity. Accordingly, all non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. For the Duke Energy Registrants, this revised guidance was effective on a retrospective basis for interim and annual periods beginning January 1, 2012. The adoption of this standard changed the presentation of the Duke Energy Registrants’ financial statements but did not affect the calculation of net income, comprehensive income or earnings per share.

ASC 820—Fair Value Measurements and Disclosures. In May 2011, the FASB amended existing requirements for measuring fair value and for disclosing information about fair value measurements. This revised guidance results in a consistent definition of fair value, as well as common requirements for measurement and disclosure of fair value information between U.S. GAAP and International Financial Reporting Standards (IFRS). In addition, the amendments set forth enhanced disclosure requirements with respect to recurring Level 3 measurements, nonfinancial assets measured or disclosed at fair value, transfers between levels in the fair value hierarchy, and assets and liabilities disclosed but not recorded at fair value. For the Duke Energy Registrants, the revised fair value measurement guidance was effective on a prospective basis for interim and annual periods beginning January 1, 2012. The adoption of this new guidance did not have a significant impact on the Duke Energy Registrants disclosures or their consolidated results of operations, cash flows, or financial position.

PART I

ASC 350—Intangibles–Goodwill and Other. In September 2011, the FASB amended existing goodwill impairment testing accounting guidance to provide an entity testing goodwill for impairment with the option of performing a qualitative assessment prior to calculating the fair value of a reporting unit in step one of a goodwill impairment test. Under this revised guidance, a qualitative assessment would require an evaluation of economic, industry, and company-specific considerations. If an entity determines, on a basis of such qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value of a reporting unit, the two-step impairment test, as required under pre-existing applicable accounting guidance, would be required. Otherwise, no further impairment testing would be required. The revised goodwill impairment testing accounting guidance is effective for the Duke Energy Registrants’ annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, with early adoption of this revised guidance permitted for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. Since annual goodwill impairment tests are performed by Duke Energy as of August 31, the Duke Energy Registrants early adopted this revised accounting guidance during the third quarter of 2011 and applied that guidance to their annual goodwill impairment tests for 2011.

19. Subsequent Events

For information on subsequent events related to acquisitions and sales of other assets, regulatory matters, and commitments and contingencies, see Notes 2, 4, and 5, respectively.

PART I

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

Duke Energy

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly-owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through International Energy.

Management’s Discussion and Analysis includes financial information prepared in accordance with generally accepted accounting principles (GAAP) in the U.S., as well as certain non-GAAP financial measures such as adjusted earnings and adjusted earnings per share (EPS), discussed below. Generally, a non-GAAP financial measure is a numerical measure of financial performance, financial position or cash flows that excludes (or includes) amounts that are included in (or excluded from) the most directly comparable measure calculated and presented in accordance with GAAP. The non-GAAP financial measures should be viewed as a supplement to, and not a substitute for, financial measures presented in accordance with GAAP. Non-GAAP measures as presented herein may not be comparable to similarly titled measures used by other companies.

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

Management’s Discussion and Analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes.

Proposed Merger with Progress Energy, Inc.

On January 8, 2011, Duke Energy entered into an Agreement and Plan of Merger (Merger Agreement) among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly-owned subsidiary (Merger Sub) and Progress Energy, Inc. (Progress Energy), a North Carolina corporation engaged in the regulated utility business of generation, transmission, distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. Upon the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Progress Energy with Progress Energy continuing as the surviving corporation and a wholly-owned subsidiary of Duke Energy.

Pursuant to the Merger Agreement, upon the closing of the merger, each issued and outstanding share of Progress Energy common stock will automatically be canceled and converted into the right to receive 2.6125 shares of common stock of Duke Energy, subject to appropriate adjustment for a reverse stock split of the Duke Energy common stock as contemplated in the Merger Agreement and except that any shares of Progress Energy common stock that are owned by Progress Energy or Duke Energy, other than in a fiduciary capacity, will be canceled without any consideration therefor. Each outstanding option to acquire, and each outstanding equity award relating to, one share of Progress Energy common stock will be converted into an option to acquire, or an equity award relating to 2.6125 shares of Duke Energy common stock, as applicable, subject to appropriate adjustment for the reverse stock split. Based on Progress Energy shares outstanding at March 31, 2012, Duke Energy would issue 773 million shares of common stock to convert the Progress Energy common shares in the merger under the unadjusted exchange ratio of 2.6125. The exchange ratio will be adjusted proportionately to reflect a 1-for-3 reverse stock split with respect to the issued and outstanding Duke Energy common stock that Duke Energy plans to implement prior to, and conditioned on, the completion of the merger. The resulting adjusted exchange ratio is 0.87083 of a share of Duke Energy common stock for each share of Progress Energy common stock. Based on Progress Energy shares outstanding at March 31, 2012, Duke Energy would issue 258 million shares of common stock, after the effect of the 1-for-3 reverse stock split, to convert the Progress Energy common shares in the merger. The merger will be accounted for under the acquisition method of accounting with Duke Energy treated as the acquirer, for accounting purposes. Based on the market price of Duke Energy common stock on March 31, 2012, the transaction would be valued at $16 billion and would result in incremental recorded goodwill to Duke Energy of $10 billion, according to current estimates. Duke Energy would also assume all of Progress Energy’s outstanding debt, which is estimated to be $15 billion based on the approximate fair value of Progress Energy’s outstanding indebtedness at March 31, 2012. Additionally, immediately upon closing of the merger, Duke Energy expects to record expenses of $400 million to $600 million, representing accruals for commitments made in conjunction with the merger, such as employee severance, funding charitable and community support contributions and commitments related to market power mitigation as described further below. The Merger Agreement has been unanimously approved by both companies’ Boards of Directors.

The merger is conditioned upon, among other things, approval by the shareholders of both companies, as well as expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and approval by the Federal Energy Regulatory Commission (FERC), the Federal Communications Commission (FCC), the Nuclear Regulatory (NRC), the North Carolina Utilities Commission (NCUC), and the Kentucky Public Service Commission (KPSC). Duke Energy and Progress Energy also are seeking review of the merger by the Public Service Commission of South Carolina (PSCSC) and approval of the joint dispatch agreement by the PSCSC. Although there are no merger-specific regulatory approvals required in Indiana, Ohio or Florida, the companies will continue to update the public services commissions in those states on the merger, as applicable and as required. The status of regulatory approvals is as follows:

Federal Energy Regulatory Commission. On April 4, 2011, Duke Energy and Progress Energy, jointly filed applications with the FERC for the approval of the merger, the Joint Dispatch Agreement and the joint Open Access Transmission Tariff (OATT). On September 30, 2011, the FERC conditionally approved the merger, subject to approval of mitigation measures to address its finding that the combined company could have an adverse effect on competition in wholesale power markets in the Duke Energy Carolinas and Progress Energy Carolinas East balancing authority areas. On October 17, 2011, Duke Energy and Progress Energy filed their plan for mitigating the FERC’s concerns by proposing to offer on a daily basis a certain quantity of power during summer and winter

PART I

periods to the extent it is available after serving native load and existing firm obligations. On December 14, 2011, the FERC issued an order rejecting Duke Energy and Progress Energy’s proposed mitigation plan, finding that the proposed mitigation plans submitted by the companies did not adequately address the market power issues. In a separate order issued December 14, 2011, the FERC dismissed the applications for approval of the Joint Dispatch Agreement and the joint OATT without prejudice to the right to refile them if Duke Energy and Progress Energy decide to file another mitigation plan to address the FERC’s market power concerns stated in the FERC’s September 30, 2011 order. On March 26, 2012, Duke Energy and Progress Energy filed their revised mitigation plan with the FERC. The filing requests that the FERC issue orders approving the mitigation plan, the Joint Dispatch Agreement and the joint OATT within 60 days of the filing, and no later than June 8, 2012. In addition, to offering interim firm sales of capacity and energy during the summer and winter periods, Duke Energy and Progress Energy have planned seven permanent transmission upgrades, estimated to cost $110 million, that will increase the power import capabilities into the Progress Energy and Duke Energy North Carolina and South Carolina service areas and enhance the competitive power supply options in the region. On April 13, 2012, the companies filed a response to a request for additional information which was received from the FERC on April 10, 2012. Four participants to the proceedings filed comments before the April 25, 2012 filing deadline. On May 1, 2012, the companies filed a response to the comments with the FERC.

North Carolina Utilities Commission. On April 4, 2011, Duke Energy and Progress Energy filed a merger application and joint dispatch agreement with the NCUC. On September 2, 2011, Duke Energy, Progress Energy and the NC Public Staff filed a settlement agreement with the NCUC. Under the settlement agreement, the companies will guarantee North Carolina customers their allocable share of $650 million in savings related to fuel and joint dispatch of generation assets over the first five years after the merger closes, continue community financial support for a minimum of four years, contribute to weatherization efforts of low-income customers and workforce development during the first year after the merger closes and agree not to recover direct merger-related costs. A public hearing occurred September 20-22, 2011 and proposed orders and briefs were filed November 23, 2011. Duke Energy is required by regulatory conditions imposed by the NCUC to file with the NCUC a thirty-day advance notice of certain FERC filings prior to filing with the FERC. Accordingly, Duke Energy filed advance notice of the revised FERC mitigation plan on February 22, 2012. On May 8, 2012, Duke Energy and Progress Energy jointly filed a settlement agreement with the NC Public Staff at the NCUC which addresses various merger-related issues including retail rate recovery of the costs associated with the mitigation of wholesale market power and fuel savings associated with the Joint Dispatch Agreement. The agreement is subject to the approval of the NCUC, and is also contingent upon the approval by the FERC, without material condition or change, of the market power mitigation proposal, as well as other various merger filings currently under review at the FERC.

Public Service Commission of South Carolina. On April 25, 2011, Duke Energy and Progress Energy, on behalf of their utility companies Duke Energy Carolinas and Progress Energy Carolinas, filed an application requesting the PSCSC to review the merger and approve the proposed Joint Dispatch Agreement and the prospective future merger of Duke Energy Carolinas and Progress Energy Carolinas. On September 13, 2011, Duke Energy and Progress Energy withdrew their application seeking approval for the future merger of their Carolinas utility companies, Duke Energy Carolinas and Progress Energy Carolinas, as the merger of these entities is not likely to occur for several years after the close of the merger. Hearings occurred the week of December 12, 2011 and proposed orders and briefs were filed on December 20, 2011. Duke Energy Carolinas and Progress Energy Carolinas committed at the hearing that, as a condition for the PSCSC approving the proposed Joint Dispatch Agreement, Duke Energy Carolinas and Progress Energy Carolinas will give their South Carolina customers “most favored nations” treatment. Thus, Duke Energy Carolinas’ and Progress Energy Carolinas’ South Carolina customers will receive pro rata benefits equivalent to those approved by the NCUC in connection with the NCUC’s review of the merger application. Duke Energy Carolinas and Progress Energy Carolinas are awaiting a PSCSC order in this case.

Securities and Exchange Commission. On March 17, 2011, Duke Energy filed an initial registration statement on Form S-4 with the Securities and Exchange Commission (SEC) for shares to be issued to consummate the merger with Progress Energy. On July 7, 2011, the Form S-4 was declared effective by the SEC, and the joint proxy statement/prospectus contained in the Form S-4 was mailed to the shareholders of both companies thereafter. On August 23, 2011, Duke Energy and Progress Energy shareholders approved the proposed merger. In addition, Duke Energy shareholders approved a 1-for-3 reverse stock split.

U.S. Department of Justice and the Federal Trade Commission. On March 28, 2011, Duke Energy and Progress Energy submitted Hart-Scott-Rodino antitrust filings to the U.S. Department of Justice (DOJ) and the Federal Trade Commission (FTC). The 30 day notice period expired without further action by the DOJ; therefore, the companies had clearance to close the merger on April 27, 2011. This clearance is effective for one year. On March 22, 2012, the companies filed new antitrust filings. The 30 day notice period expired without further action by the DOJ; therefore, the companies have clearance to close the merger.

Nuclear Regulatory Commission. On March 30, 2011, Progress Energy made filings with the NRC for approval for indirect transfer of control of licenses for Progress Energy’s nuclear facilities to include Duke Energy as the ultimate parent corporation on these licenses. On December 2, 2011, the NRC approved the indirect transfer of control of Progress Energy’s nuclear stations to include Duke Energy as the parent corporation of the licenses.

Kentucky Public Service Commission. On April 4, 2011, Duke Energy and Progress Energy filed a merger application with the KPSC. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Attorney General. A public hearing occurred on July 8, 2011. An order conditionally approving the merger was issued on August 2, 2011. On September 15, 2011, Duke Energy and Progress Energy filed for approval of a stipulation revising one of the merger conditions contained in the KPSC order. On October 28, 2011, the KPSC issued an order approving the stipulation and merger and again required Duke Energy and Progress Energy to accept all conditions contained in the order. Duke Energy and Progress Energy filed their acceptance of those conditions on November 4, 2011.

Federal Communications Commission. On July 12, 2011, Duke Energy and Progress Energy filed an application with the FCC for approval of radio system license transfers. The FCC approved the transfers on July 27, 2011. On January 5, 2012, the FCC granted an extension of its approval until July 12, 2012.

No assurances can be given as to the timing of the satisfaction of all closing conditions or that all required approvals will be received.

Prior to the merger, Duke Energy and Progress Energy will continue to operate as separate companies. Accordingly, except for specific references to the pending merger, the descriptions of strategy and outlook and the risks and challenges Duke Energy faces, and the discussion and analysis of results of operations and financial condition set forth below relate solely to Duke Energy. Details regarding the pending merger are discussed in Note 2 to the Condensed Consolidated Financial Statements, “Acquisitions and Dispositions of Businesses and Sales of Other Assets.”

PART I

RESULTS OF OPERATIONS

In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.

Management evaluates financial performance in part based on the non-GAAP financial measure, adjusted earnings and adjusted EPS, which is measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the impact of special items and the mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the mark-to-market impact of derivative contracts, which is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory accounting treatment, used in Duke Energy’s hedging of a portion of economic value of its generation assets in the Commercial Power segment. The economic value of the generation assets is subject to fluctuations in fair value due to market price volatility of the input and output commodities (e.g., coal, power) and, as such, the economic hedging involves both purchases and sales of those input and output commodities related to the generation assets. Because the operations of the generation assets are accounted for under the accrual method, management believes that excluding the impact of mark-to-market changes of the economic hedge contracts from operating earnings until settlement better matches the financial impacts of the hedge contract with the portion of economic value of the underlying hedged asset. Management believes that the presentation of adjusted earnings provides useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses this non-GAAP financial measure for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. The most directly comparable GAAP measure for adjusted earning is net income attributable to Duke Energy common shareholders, which includes the impact of special items, the mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

EXECUTIVE OVERVIEW

The following table reconciles adjusted earnings to GAAP net income attributable to Duke Energy and adjusted EPS to GAAP EPS attributable to Duke Energy.

	Three Months Ended March 31,
	2012		2011
	(in millions)	Per Share	(in millions)	Per Share
Total Adjusted Earnings	$506	$0.38	$521	$0.39
Economic Hedges (Mark-to-Market), net of tax	1	—	(3)	—
Edwardsport Impairment, net of tax	(268)	(0.20)	—	—
Voluntary Opportunity Plan Deferral, net of tax	60	0.04	—	—
Costs to Achieve Progress Energy Merger, net of tax	(6)	—	(7)	(0.01)
Income from Discontinued Operations, net of tax	2	—	—	—

Net Income Attributable to Duke Energy	$295	$0.22	$511	$0.38

For the three months ended March 31, 2012, adjusted earnings was $506 million, or $0.38 per share, compared to adjusted earnings of $521 million or $0.39 per share, for the same period in 2011. The decrease as compared to the prior period was primarily due to:

•	Unfavorable weather across all jurisdictions, and

•	Lower non-regulated Midwest coal generation volumes and margin, net of capacity revenues.

•	Partially offset by the implementation of revised rates in North Carolina and South Carolina, and

•	Favorable volumes and pricing in Brazil.

SEGMENT RESULTS

Effective with the first quarter of 2012, management began evaluating segment performance based on Segment Income. Segment Income is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment Income, as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. In conjunction with management’s use of the new reporting measure, certain governance costs that were previously unallocated have now been allocated to each of the segments. In addition, direct interest expense and income taxes are included in segment income. Prior year financial information has been recast to conform to the current year presentation. None of these changes impacts the reportable operating segments or the Duke Energy Registrants’ previously reported consolidated revenues, net income or EPS.

See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Business Segments,” for a discussion of Duke Energy’s segment structure.

PART I

Duke Energy’s segment income may not be comparable to a similarly titled measure of another company because other entities may not calculate segment income in the same manner. Segment income is summarized in the following table, and detailed discussions follow.

Segment Income by Business Segment

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
USFE&G	$136	$341	$(205)
Commercial Power	31	49	(18)
International Energy	142	128	14

Total Reportable Segment Income	309	518	(209)
Other	(16)	(7)	(9)
Discontinued Operations	2	—	2

Net Income Attributable to Duke Energy	$295	$511	$(216)

USFE&G

USFE&G includes the regulated operations of Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana.

	Three Months EndedMarch 31,
	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$2,668	$2,683	$(15)
Operating expenses	2,382	2,081	301
Gains on sales of other assets and other, net	4	—	4

Operating income	290	602	(312)
Other income and expenses, net	62	62	—
Interest expense	146	140	6

Income before income taxes	206	524	(318)
Income tax expense	70	183	(113)

Segment income	$136	$341	$(205)

Duke Energy Carolinas’ GWh sales (a)	19,461	20,584	(1,123)
Duke Energy Midwest’s GWh sales(a)(b)	14,323	14,772	(449)
Net proportional MW capacity in operation(c)	27,471	26,869	602

(a)	Gigawatt-hours (GWh).
(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky, collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.
(c)	Megawatt (MW).

PART I

The following table shows the percent changes in GWh sales and average number of electric customers for Duke Energy Carolinas and Duke Energy Midwest for the three months ended March 31, 2012, compared to the same period in the prior year. Except as otherwise noted, the below percentages represent billed sales only for the period presented and are not weather normalized.

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2012
	Duke Energy Carolinas	Duke Energy Midwest
Increase (decrease) over prior year
Residential sales(a)	(14.0)%	(12.0)%
General service sales(a)	(1.5)%	(4.8)%
Industrial sales(a)	1.9%	2.2%
Wholesale power sales	(18.6)%	(3.6)%
Total sales(b)	(5.5)%	(3.0)%
Average number of customers	0.5%	0.5%

(a)	Major components of retail sales.
(b)	Consists of all components of sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Three Months Ended March 31, 2012 as Compared to March 31, 2011

Operating Revenues. The decrease was driven primarily by:

•

An $84 million decrease in electric and gas sales to retail customers due to unfavorable weather conditions in 2012 compared to the same period in 2011. For the Carolinas, heating degree days for the first quarter of 2012 were 25% below normal as compared to 3% above normal during the same period in 2011. For the Midwest, heating degree days for the first quarter of 2012 were 28% below normal as compared to 5% above normal during the same period in 2011; and

•

A $10 million decrease in fuel revenues (including emission allowances) driven primarily by decreased demand from electric retail customers in 2012 compared to the same period in 2011 mainly due to unfavorable weather conditions, and lower demand and fuel rates in Ohio and Kentucky from natural gas retail customers, partially offset by higher fuel rates for electric retail customers, and higher purchased power revenues in Ohio collected under the new ESP, and higher purchased power revenues in Indiana. Fuel revenues represent sales to retail and wholesale customers.

Partially offsetting these decreases was:

•

A $78 million increase in net retail pricing and rate riders primarily due to new retail rates resulting from the 2011 North Carolina and South Carolina rate cases in the first quarter of 2012, and revenues recognized for the energy efficiency program.

Operating Expenses. The increase was driven primarily by:

•

A $420 million increase due to a 2012 impairment and other charges related to the Edwardsport integrated gasification combined cycle (IGCC) plant that is currently under construction. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information; and

•	A $21 million increase in depreciation and amortization due primarily to placing additional plant in service.

Partially offsetting these increases were:

•

A $125 million decrease in operating and maintenance expenses primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders, for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, lower outage costs at nuclear generation stations, and lower storm costs, partially offset by increased costs associated with the energy efficiency program; and

•

A $17 million decrease in fuel expense (including purchased power and natural gas purchases for resale) primarily related to lower volume of coal used in electric generation resulting from unfavorable weather conditions and lower coal-fired generation due to low natural gas prices, lower prices for natural gas used in electric generation, and lower natural gas volumes and prices to full-service retail gas customers, partially offset by higher purchases of power in Ohio as a result of the new Ohio ESP, higher volumes of natural gas used in electric generation, higher purchases of power in Indiana (reflective of favorable market prices), and higher coal prices.

Income Tax Expense. Income tax expense for the three months ended March 31, 2012 decreased $113 million compared to the same period in 2011. The decrease is primarily due to the decrease in pretax income. The effective tax rate for the three months ended March 31, 2012 and 2011 was 34.2% and 34.9%, respectively.

Segment Income. As discussed above, the decrease resulted primarily from the 2012 impairment and other charges related to the Edwardsport IGCC plant, unfavorable weather, and increased depreciation and amortization. These negative impacts were partially offset by a decrease in operating and maintenance expenses decreased income taxes, and higher net retail pricing and rate riders.

Matters Impacting Future USFE&G Results

Results of USFE&G are impacted by the completion of its major generation fleet modernization projects. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station (Edwardsport IGCC). Additional updates to the cost estimate could occur through the completion of the plant in 2012. Phase I and Phase II hearings concluded on January 24, 2012. On April 30, 2012, Duke Energy Indiana entered into a settlement

PART I

agreement with certain intervenors on the construction cost increase which resulted in the recognition of a $420 million pre-tax charge to earnings. The agreement is subject to approval by the IURC and the settling parties have requested that schedule be set to hear evidence in support of the settlement agreement, which could allow for an IURC order as early as the summer of 2012. Duke Energy Indiana is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the remaining plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2012. Duke Energy Ohio plans to file electric transmission and distribution and gas rate cases in 2012. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs.

Commercial Power

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$580	$644	$(64)
Operating expenses	530	564	(34)
Gains on sales of other assets and other, net	—	2	(2)

Operating income	50	82	(32)
Other income and expenses, net	8	8	—
Interest expense	19	24	(5)

Income before income taxes	39	66	(27)
Income tax expense	8	17	(9)

Segment income	$31	$49	$(18)

Actual coal-fired plant production, GWh	4,068	4,691	(623)
Actual gas-fired plant production, GWh	4,583	2,709	1,874
Actual renewable plant production, GWh	998	897	101
Net proportional MW capacity in operation	7,691	8,272	(581)

Three Months Ended March 31, 2012 as Compared to March 31, 2011

Operating Revenues. The decrease was driven primarily by:

•

A $64 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP which dedicated Commercial Power’s coal-fired generation to Duke Energy Ohio’s retail customers, partially offset by the coal-fired generation assets participating in the PJM Interconnection, LLC (PJM) wholesale energy market effective January 2, 2012;

•	A $48 million decrease in electric revenues from Duke Energy Retail Sales, LLC (Duke Energy Retail) resulting from lower volumes and unfavorable pricing; and

•

A $23 million decrease in electric revenues from Duke Energy Generation Services, Inc. (DEGS), excluding renewables, due primarily to the termination of certain operations at the end of the first quarter of 2011 and a reduction of coal sales volumes as a result of lower natural gas prices.

Partially offsetting these decreases were:

•	A $23 million increase in electric revenues from the gas-fired generation assets driven primarily by increased volumes as a result of lower natural gas prices;

•

A $21 million increase primarily due to PJM capacity revenues associated with the move of the coal-fired generation assets from MISO to PJM in 2012, net of a decrease related to lower average cleared auction pricing in 2012 compared to 2011 for the gas-fired generation assets; and

•	A $19 million increase from higher auction volumes.

Operating Expenses. The decrease was driven primarily by:

•	A $20 million decrease in DEGS, excluding renewables, fuel used due primarily to the termination of certain operations at the end of the first quarter of 2011 and from lower natural gas prices;

•	A $20 million decrease in operating expenses resulting primarily from lower 2012 transmission costs and prior year outages;

•	A $14 million decrease in purchased power to serve Duke Energy Retail customers; and

•	A $6 million decrease in fuel expenses from the gas-fired generation assets driven by lower natural gas costs.

Partially offsetting these decreases were:

•	A $17 million increase in purchased power to serve auctions; and

•	A $12 million increase in fuel expenses from the coal-fired generation assets driven by higher purchased power costs, partially offset by lower coal costs.

PART I

Income Tax Expense. Income tax expense for the three months ended March 31, 2012 decreased $9 million compared to the same period in 2011. The decrease is primarily due to the decrease in pretax income. The effective tax rate for the three months ended March 31, 2012 and 2011 was 19.3% and 25.9%, respectively. The decrease in the effective tax rate is primarily due to the decrease in the pretax income.

Segment Income. As discussed above, the decrease is primarily attributable to lower revenues driven by the expiration of the 2009-2011 ESP and the impact competitive market dispatch for the Duke Energy Ohio coal-fired assets offset by higher PJM capacity revenues and favorable earnings from the gas-fired generation assets.

Matters Impacting Future Commercial Power Results

Commercial Power’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices, for periods beginning June 2011 and continuing through May 2014 will be significantly lower than current and historical capacity prices. As a result, Commercial Power’s operating revenues and segment income will be negatively impacted through 2014.

Commercial Power is focused on growing its non-regulated renewable energy portfolio. Results for Commercial Power are dependent upon completion of renewable energy construction projects and tax credits from renewable energy production and project investments. Failure of current construction projects to reach commercial operation before the expiration of certain tax credit deadlines could have a significant impact on Commercial Power’s results of operations.

International Energy

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$402	$348	$54
Operating expenses	245	211	34

Operating income	157	137	20
Other income and expenses, net	54	59	(5)
Interest expense	16	16	—

Income before income taxes	195	180	15
Income tax expense	49	48	1
Less: Income attributable to noncontrolling interest	4	4	—

Segment Income	$142	$128	$14

Sales, GWh	5,074	4,787	287
Net proportional MW capacity in operation	4,231	4,192	39

Three Months Ended March 31, 2012 as Compared to March 31, 2011

Operating Revenues. The increase was driven primarily by:

•	A $24 million increase in Central America due to increased dispatch, and higher average prices in Guatemala;

•	A $21 million increase in Brazil as a result of higher volumes and average prices, partially offset by unfavorable exchange rates; and

•	A $9 million increase in Peru as a result of higher average prices and hydrocarbon sales.

Operating Expenses. The increase was driven primarily by:

•	A $30 million increase in Central America primarily due to higher fuel and coal consumption as a result of higher dispatch;

Other Income and Expenses, net. The decrease was primarily driven by the absence of a prior year Peru arbitration award of $20 million, partially offset by higher equity earnings at National Methanol Company (NMC) as a result of higher methyl tertiary butyl ether (MTBE) prices and volumes, net of higher butane costs.

Segment Income. As discussed above, the increase was primarily due to higher average prices and volumes in Brazil and Peru, and higher equity earnings at NMC, partially offset by the absence of an arbitration award in Peru, and unfavorable exchange rates in Brazil.

PART I

Other

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$15	$11	$4
Operating expenses	16	26	(10)
(Losses) gains on sales of other assets and other, net	(1)	8	(9)

Operating loss	(2)	(7)	5
Other income and expenses, net	5	22	(17)
Interest expense	43	39	4

Income before income taxes	(40)	(24)	(16)
Income tax benefit	(24)	(15)	(9)
Less: Loss attributable to noncontrolling interest	—	(2)	2

Segment Loss	$(16)	$(7)	$(9)

Three Months Ended March 31, 2012 as Compared to March 31, 2011

Operating Expenses. The decrease was driven primarily by lower costs related to the proposed merger with Progress Energy and favorable loss experience at Bison Insurance Company Limited (Bison).

(Losses) Gains on Sales of Other Assets and Other, Net. The decrease is attributable primarily to the final settlement of the sale of a 50% ownership interest in DukeNet Communications, LLC (DukeNet), in the prior year.

Other Income and Expenses, net. The decrease was driven primarily by higher interest income recorded in 2011 following the resolution of certain income tax matters related to prior years and prior year net gains on sales of miscellaneous investments.

Income Tax Benefit. Income tax benefit for the three months ended March 31, 2012 increased $9 million compared to the same period in 2011. The increase is primarily due to the decrease in pretax income. The effective tax rate for the three months ended March 31, 2012 and 2011 was 59.9% and 63.0%, respectively.

Segment Loss. The increase was due primarily to a prior year final settlement related to the sale of a 50% ownership interest in DukeNet, favorable tax resolutions in 2011 and current year impairments.

Matters Impacting Future Other Results

Duke Energy previously held an effective 50% interest in Crescent, which was a real estate joint venture formed by Duke Energy in 2006 that filed for Chapter 11 bankruptcy protection in June 2009. On June 9, 2010, Crescent restructured and emerged from bankruptcy and Duke Energy forfeited its entire 50% ownership interest to Crescent debt holders. This forfeiture caused Duke Energy to recognize a loss, for tax purposes, on its interest in the second quarter of 2010. Although Crescent has reorganized and emerged from bankruptcy with creditors owning all Crescent interest, there remains uncertainty as to the tax treatment associated with the restructuring. Based on this uncertainty, it is possible that Duke Energy could incur a future tax liability related to the tax losses associated with its partnership interest in Crescent and the resolution of issues associated with Crescent’s emergence from bankruptcy.

PART I

Duke Energy Carolinas

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Duke Energy Carolinas’ Unaudited Condensed Consolidated Financial Statements.

Duke Energy Carolinas, a wholly owned subsidiary of Duke Energy, is an electric utility company that generates, transmits, distributes and sells electricity in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$1,501	$1,552	$(51)
Operating expenses	1,029	1,189	(160)
Gains on sales of other assets and other, net	3	—	3

Operating income	475	363	112
Other income and expenses, net	39	42	(3)
Interest expense	97	89	8

Income before income taxes	417	316	101
Income tax expense	151	111	40

Net income	$266	$205	$61

The $61 million increase in Duke Energy Carolinas’ net income for the three months ended March 31, 2012 compared to March 31, 2011 was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•

An $85 million decrease in fuel revenues driven primarily by decreased demand from retail customers mainly due to unfavorable weather conditions, partially offset by higher fuel rates in both North Carolina and South Carolina. Fuel revenues represent sales to retail and wholesale customers; and

•

A $58 million decrease in retail revenues due to unfavorable weather conditions. The number of heating degree days for the first quarter of 2012 was 25% below normal as compared to 3% above normal in 2011. The first quarter of 2012 was the mildest on record (dating back to 1961).

Partially offsetting these decreases were:

•

An $81 million increase in net retail pricing and rate riders primarily due to new retail rates resulting from the North Carolina and South Carolina rate cases in the first quarter of 2012, and revenues recognized for the energy efficiency programs primarily due to a favorable adjustment following a South Carolina rate order; and

•	An $8 million increase in weather adjusted sales volumes to customers primarily due to an extra day of revenues for leap year in 2012.

Operating Expenses. The decrease was primarily due to:

•

A $105 million decrease in operating and maintenance expenses primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders, for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs; and

•

An $89 million decrease in fuel expense (including purchased power) primarily related to lower volume of coal used in electric generation due to lower demand based on unfavorable weather conditions and lower coal-fired generation due to low natural gas prices.

Partially offsetting these decreases was:

•	A $27 million increase in depreciation and amortization expense primarily due to placing additional plant in service and amortization of certain regulatory assets.

Income Tax Expense. Income tax expense for the three months ended March 31, 2012 increased $40 million compared to the same period in 2011. The increase in income tax expense is primarily due to an increase in pretax income. The effective tax rate for the three months ended March 31, 2012 and 2011, was 36.3% and 35.1%, respectively. The increase in the effective tax rate is primarily due to the increase in pretax income and a decrease in allowance for funds used during construction (AFUDC) in 2012.

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

PART I

Duke Energy Ohio

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Duke Energy Ohio’s Unaudited Condensed Consolidated Financial Statements.

Duke Energy Ohio is an indirect wholly owned subsidiary of Duke Energy. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing in parts of Ohio, Illinois and Pennsylvania.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Ohio is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$912	$879	$33
Operating expenses	775	746	29
Gains (losses) on sales of other assets and other, net	1	2	(1)

Operating income	138	135	3
Other income and expenses, net	4	5	(1)
Interest expense	24	24	—

Income before income taxes	118	116	2
Income tax expense	44	43	1

Net income	$74	$73	$1

The $1 million increase in Duke Energy Ohio’s net income for the three months ended March 31, 2012 compared to March 31, 2011 was primarily due to the following factors:

Operating Revenues. The increase was primarily driven by:

•

A $38 million increase in regulated fuel revenues driven primarily by higher purchased power revenues collected under the new Ohio ESP which became effective January 1, 2012, partially offset by reduced gas sales volumes and lower natural gas costs;

•	A $34 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $34 million in 2012 compared to no gains in 2011;

•	A $23 million increase in electric revenues from the gas-fired generation assets driven primarily by increased volumes as a result of lower natural gas prices; and

•

A $21 million increase primarily due to PJM capacity revenues associated with the move of the coal-fired generation assets from MISO to PJM in 2012, net of a decrease related to lower average cleared auction pricing in 2012 compared to 2011 for the gas-fired generation assets.

Partially offsetting these increases were:

•

A $59 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP, partially offset by the coal-fired generation assets participating in the PJM wholesale energy market;

•	A $15 million decrease in retail revenues related to unfavorable weather conditions in 2012 compared to 2011; and

•	A $7 million net decrease in retail revenues related to rate riders due to various factors, including changes in the rates reflected in the riders.

Operating Expenses. The increase was primarily driven by:

•

A $34 million increase in regulated fuel expense and purchased power driven primarily by higher purchased power expense as a result of the new Ohio ESP, partially offset by reduced sales volumes and lower natural gas costs; and

•	A $17 million increase in fuel expenses from the coal-fired generation assets driven by higher coal costs.

Partially offsetting these increases were:

•	A $14 million decrease in operating and maintenance expenses resulting primarily from prior year outages and higher 2011 regulatory asset amortization; and

•	A $6 million decrease in fuel expenses from the gas-fired generation assets driven by lower natural gas costs.

Matters Impacting Future Duke Energy Ohio Results

Duke Energy Ohio’s gas-fired non-regulated generation assets earn capacity revenues from PJM. PJM capacity prices are determined through an auction process for planning years from June through May of the following year and are conducted approximately three years in advance of the capacity delivery period. Capacity prices, for periods beginning June 2011 and continuing through May 2014 will be significantly lower than current and historical capacity prices. As a result, Duke Energy Ohio’s operating revenues and net income will be negatively impacted through 2014.

Duke Energy Ohio plans to file electric transmission and distribution and gas rate cases in 2012. These planned rates cases are needed to recover capital investments and operating costs.

PART I

Duke Energy Indiana

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Duke Energy Indiana’s Unaudited Condensed Consolidated Financial Statements.

Duke Energy Indiana is an indirect wholly owned subsidiary of Duke Energy. Duke Energy Indiana is an electric utility company that generates, transmits, distributes and sells electricity in north central, central and southern Indiana.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Indiana is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Three Months Ended March 31,
	2012	2011	Increase (Decrease)
	(in millions)
Operating revenues	$688	$659	$29
Operating expenses	960	529	431

Operating (loss) income	(272)	130	(402)
Other income and expenses, net	23	23	—
Interest expense	34	36	(2)

(Loss) income before income taxes	(283)	117	(400)
Income tax (benefit) expense	(116)	41	(157)

Net (loss) income	$(167)	$76	$(243)

The $243 million decrease in Duke Energy Indiana’s net income for the three months ended March 31, 2012 compared to March 31, 2011 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•	A $37 million increase in fuel revenues (including emissions allowances) primarily due to an increase in fuel rates as a result of higher fuel and purchased power costs; and

•	A $9 million increase in rate pricing due to the positive impact on overall average prices of lower sales volumes.

Partially offsetting these increases were:

•	An $11 million decrease in retail revenues related to unfavorable weather conditions in 2012 compared to 2011; and

•	A $6 million decrease in revenues related to rate riders due to various factors, including changes in the rates reflected in the riders.

Operating Expenses. The increase was primarily due to:

•

A $420 million increase due to a 2012 impairment and other charges related to the Edwardsport IGCC plant that is currently under construction. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information; and

•

A $36 million increase in fuel costs primarily due to higher purchases of power (reflective of favorable market prices); partially offset by decreased generation cost at coal plants due to lower generation levels.

Partially offsetting these increases were:

•	A $21 million decrease in operation and maintenance primarily due to lower storm costs in 2012, and lower generation outage and maintenance costs; and

•	A $4 million decrease in depreciation and amortization primarily due to lower regulatory amortization expense.

Income Tax (Benefit) Expense. Income tax (benefit) expense for the three months ended March 31, 2012 decreased $157 million compared to the same period in 2011. The decrease in income tax (benefit) expense is primarily due to a decrease in pretax income. The effective tax rate, for the three months ended March 31, 2012 and 2011, was 41.0% and 34.9%, respectively. The increase in the effective tax rate is primarily due to the decrease in pretax (loss) income resulting from the 2012 impairment and other charges related to the Edwardsport IGCC project.

Matters Impacting Future Duke Energy Indiana Results

Results of USFE&G are impacted by the completion of its major generation fleet modernization projects. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport IGCC plant. Additional updates to the cost estimate could occur through the completion of the plant in 2012. Phase I and Phase II hearings concluded on January 24, 2012. On April 30, 2012, Duke Energy Indiana entered into a settlement agreement with certain intervenors on the construction cost increase which resulted in the recognition of a $420 million pre-tax charge to earnings. The agreement is subject to approval by the IURC and the settling parties have requested that schedule be set to hear evidence in support of the settlement agreement, which could allow for an IURC order as early as the summer of 2012. Duke Energy Indiana is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the remaining plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

PART I

LIQUIDITY AND CAPITAL RESOURCES

The following discussion of liquidity and capital resources is on a consolidated Duke Energy basis. Duke Energy’s significant cash requirements are largely due to the capital intensive nature of its operations, including capital expansion projects, fleet modernization and other expenditures for environmental compliance. Duke Energy relies upon its cash flows from operations, as well as its ability to access the long-term debt and equity capital markets for sources of domestic liquidity. Additionally, Duke Energy has access to unsecured revolving credit facilities, which are not restricted upon general market conditions, as discussed further below.

Cash Flow Information

The following table summarizes Duke Energy’s cash flows for the three months ended:

	March 31,
	2012	2011
	(in millions)
Cash flows provided by (used in):
Operating activities	$872	$961
Investing activities	(1,180)	(918)
Financing activities	(731)	(294)

Net decrease in cash and cash equivalents	(1,039)	(251)
Cash and cash equivalents at beginning of period	2,110	1,670

Cash and cash equivalents at end of period	$1,071	$1,419

Operating Cash Flows. The following table summarizes key components of Duke Energy’s operating cash flows for the three months ended:

	March 31,
	2012	2011
	(in millions)
Net income	$299	$513
Non-cash adjustments to net income	836	600
Working capital	(263)	(152)

Net cash provided by operating activities	$872	$961

The decrease in cash provided by operating activities in 2012 as compared to 2011 was driven primarily by:

•

Traditional working capital decreased cash provided from operations, primarily due to increase in coal inventory of $130 million, mainly due to milder weather and displaced generation due to low natural gas prices.

This increase was partially offset by:

•	An increase in net income adjusted for non-cash and non-operating items in 2012 as compared to 2011.

Investing Cash Flows. The following table summarizes key components of Duke Energy’s investing cash flows for the three months ended:

	March 31,
	2012	2011
	(in millions)
Capital, investment and acquisition expenditures	$(1,043)	$(1,011)
Available for sale securities, net	(127)	(35)
Proceeds from sales of other assets, and sales of and collections on notes receivable	17	103
Other investing items	(27)	25

Net cash used in investing activities	$(1,180)	$(918)

The increase in cash used in investing activities in 2012 as compared to 2011 was driven primarily by:

•	A $100 million decrease primarily as a result of the prior year sale of Windstream Corp. stock received in conjunction with the sale of Q-Comm Corporation in December 2010,

•	A $90 million increase in purchases of available for sale securities, net of proceeds, and

•	A $30 million increase in capital and investment expenditures due to Duke Energy’s ongoing infrastructure modernization program.

Financing Cash Flows. The following table summarizes key components of Duke Energy’s financing cash flows for the three months ended:

	March 31,
	2012	2011
	(in millions)
Issuance of common stock related to employee benefit plans	$8	$6
Payments of long-term debt, net	(429)	(18)
Notes payable and commercial power	28	58
Dividends paid	(335)	(331)
Other financing items	(3)	(9)

Net cash used in investing activities	$(731)	$(294)

PART I

The increase in cash used in financing activities in 2012 as compared to 2011 was driven primarily by:

•	A $410 million increase in payments for the redemption of long-term debt net of issuances primarily due to the timing of redemptions and issuances between years, and

•	A $30 million decrease in proceeds from net issuances of notes payable and commercial paper, primarily due to the prior year increase in notes payable to VIES.

Significant Notes Payable and Long-Term Debt Activities - 2012.

In March 2012, Duke Energy Indiana issued $250 million principal amount of first mortgage bonds, which carry a fixed interest rate of 4.20% and mature March 15, 2042. Proceeds from the issuance were used to repay a portion of Duke Energy Indiana’s outstanding short-term debt.

In January 2012, Duke Energy Carolinas used proceeds from its December 2011 $1 billion issuance of principal amount of first mortgage bonds to repay $750 million 6.25% senior unsecured notes that matured January 15, 2012.

On April 4, 2011, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC) to sell up to $1 billion (maximum of $500 million of notes outstanding at any particular time) of variable denomination floating rate demand notes, called PremierNotes. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of March 31, 2012 and December 31, 2011, is $126 million and $79 million, respectively. The notes reflect a short-term debt obligation of Duke Energy and will be reflected as Notes Payable and Commercial Paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Available Credit Facilities and Restrictive Debt Covenants. In November 2011, Duke Energy entered into a new $6 billion, five-year master credit facility, with $4 billion available at closing and the remaining $2 billion available following successful completion of the proposed merger with Progress Energy. This $2 billion commitment expires on July 8, 2012. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of March 31, 2012. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

Master Credit Facility Summary as of March 31, 2012 (in millions)(a)(b)

	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total
Facility Size(c)	$1,250	$1,250	$750	$750	$4,000
Less:
Notes Payable and Commercial Paper(d)	(55)	(300)	—	(150)	(505)
Outstanding Letters of Credit	(39)	(7)	—	—	(46)
Tax-Exempt Bonds	—	(95)	(84)	(81)	(260)

Available Capacity	$1,156	$848	$666	$519	$3,189

a)	This summary only includes Duke Energy’s master credit facility and, accordingly, excludes certain demand facilities and committed facilities that are immaterial in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.
(b)	Credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower.
(c)	Represents the sub limit of each borrower at March 31, 2012. The Duke Energy Ohio sub limit includes $100 million for Duke Energy Kentucky.
(d)	Duke Energy issued $450 million of Commercial Paper and loaned the proceeds through the money pool to Duke Energy Carolinas and Duke Energy Indiana. The balances are classified as long-term borrowings within Long-term Debt in Duke Energy Carolinas’ and Duke Energy Indiana’s Condensed Consolidated Balance Sheets. Duke Energy holds an additional $55 million of Commercial Paper as of March 31, 2012. The balance is classified as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of March 31, 2012, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

PART I

Other Issues

Global Climate Change. For information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

Merger with Progress Energy Inc. See Note 3 to the Unaudited Condensed Consolidated Financial Statements, “Acquisitions and Sales of Other Assets” for information related to Duke Energy’s pending merger with Progress Energy, Inc.

Off-Balance Sheet Arrangements

The following discussion of off balance sheet arrangements and contractual obligations is on a consolidated Duke Energy basis. During the three months ended March 31, 2012, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

Contractual Obligations

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the three months ended March 31 2012, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

New Accounting Standards

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of March 31, 2012:

ASC 210—Balance Sheet. In December 2011, the FASB issued revised accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. GAAP and IFRS. The revised disclosure guidance affects all companies that have financial instruments and derivative instruments that are either offset in the balance sheet (i.e., presented on a net basis) or subject to an enforceable master netting and/or similar arrangement. In addition, the revised guidance requires that certain enhanced quantitative and qualitative disclosures be made with respect to a company’s netting arrangements and/or rights of setoff associated with its financial instruments and/or derivative instruments. For the Duke Energy Registrants, the revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. Duke Energy is currently evaluating the potential impact of the adoption of this revised guidance and is unable to estimate at this time the impact of adoption on its consolidated results of financial position.

Subsequent Events

For information on subsequent events related to acquisitions and sales of other assets, regulatory matters, and commitments and contingencies see Notes 2, 4, and 5 respectively, to the Unaudited Condensed Consolidated Financial Statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes from the disclosures presented in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011. For an in-depth discussion of Duke Energy’s market risks, see “Management’s Discussion and Analysis of Quantitative and Qualitative Disclosures about Market Risk” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

PART I

Item 4. Controls and Procedures. – Duke Energy, Duke Energy Carolinas, Duke Energy Ohio, Duke Energy Indiana

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed by Duke Energy in the reports they file or submit under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported, within the time periods specified by the Securities and Exchange Commission’s (SEC) rules and forms.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

Changes in Internal Control over Financial Reporting

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2012 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

For information regarding legal proceedings that became reportable events or in which there were material developments in the first quarter of 2012, see Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies” under the heading “Litigation.”

Item 1A. Risk Factors.

In addition to the other information set forth in this report, careful consideration should be given to the factors discussed in Part I, “Item 1A. Risk Factors” in Duke Energy’s, Duke Energy Carolinas’, Duke Energy Ohio’s and Duke Energy Indiana’s Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Duke Energy Registrants’ financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities for First Quarter of 2012

There were no issuer purchases of equity securities during the first quarter of 2012.

Item 5. Other Information

Change in Segment Measure

Effective with the first quarter of 2012, management began evaluating segment performance based on Segment Income. Segment Income, is defined as income from continuing operations net of income attributable to noncontrolling interests. Segment Income as discussed below, includes intercompany revenues and expenses that are eliminated in the Condensed Consolidated Financial Statements. In conjunction with management’s use of the new reporting measure, certain governance costs that were previously unallocated have now been allocated to each of the segments. In addition, direct interest expense and income taxes are included in segment income. Prior year segment profitability information has been recast to conform to the current year presentation. None of these changes impacts the reportable operating segments or the Duke Energy Registrants’ previously reported consolidated revenues, net income or earnings-per-share.

Through 2011, management evaluated segment performance based on earnings before interest and taxes from continuing operations (excluding certain allocated corporate governance costs), after deducting expenses attributable to noncontrolling interests related to those profits (EBIT). On a segment basis, EBIT excluded discontinued operations, represented all profits from continuing operations (both operating and non-operating) before deducting interest and taxes, and was net of amounts attributable to noncontrolling interests related to those profits. Segment EBIT included transactions between reportable segments.

The table below includes Duke Energy’s old and new segment measures for the three most recently completed fiscal years.

Duke Energy

	Years Ended December 31,
	2011		2010		2009
	Old Measure EBIT	New Measure Segment Income	Old Measure EBIT	New Measure Segment Income	Old Measure EBIT	New Measure Segment Income
USFE&G(a)	$2,604	$1,182	$2,966	$1,263	$2,321	$1,014
Commercial Power(b)	225	133	(229)	(342)	27	(139)
International Energy	679	466	486	302	365	232

Total Reportable Segments	$3,508	$1,781	$3,223	$1,223	$2,713	$1,107

Other	$(261)	$(76)	$(255)	$94	$(251)	$(44)

(a)	USFE&G recorded pre-tax charges of $222 million and $44 million during the years ended December 31, 2011, and 2010, respectively related to the Edwardsport integrated gasification combined cycle (IGCC) plant that is currently under construction.
(b)	During the year ended December 31, 2011, 2010, and 2009, Commercial Power recorded impairment charges of $79 million, $660 million and $413 million, respectively.

Duke Energy Ohio

	Years Ended December 31,
	2011		2010		2009
	Old Measure EBIT	New Measure Segment Income	Old Measure EBIT	New Measure Segment Income	Old Measure EBIT	New Measure Segment Income
FE&G(a)	$327	$133	$137	$(75)	$283	$110
Commercial Power(b)	133	78	(262)	(365)	(352)	(536)

Total Reportable Segments	$460	$211	$(125)	$(440)	$(69)	$(426)

Other	$(80)	$(17)	$(93)	$—	$(64)	$—

(a)	In the second quarter of 2010, FE&G recorded an impairment charge of $216 million related to the Ohio Transmission and Distribution reporting unit.
(b)	During the year ended December 31, 2010, and 2009, Commercial Power recorded impairment charges of $621 million and $769 million, respectively.

Adoption of Revised Comprehensive Income Presentation Guidance

In June 2011, the FASB amended the existing requirements for presenting comprehensive income in financial statements primarily to increase the prominence of items reported in other comprehensive income (OCI) and to facilitate the convergence of U.S. GAAP and IFRS. Specifically, the revised guidance eliminates the option previously provided to present components of OCI as part of the statement of changes in stockholders’ equity. Accordingly, all non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. For the Duke Energy Registrants, this revised guidance was effective on a retrospective basis for interim and annual periods beginning January 1, 2012. The adoption of this standard changed the presentation of the Duke Energy Registrants’ financial statements but did not affect the calculation of net income, comprehensive income or earnings per share. The table below includes the Duke Energy Registrants’ revised other comprehensive income presentation for the three most recently completed fiscal years.

PART II

Duke Energy

	Years Ended December 31
	2011	2010	2009
Net income	$1,714	$1,323	$1,085

Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(149)	79	341
Pension and OPEB adjustments(a)	(49)	276	36
Net actuarial loss(b)	—	—	(21)
Net unrealized (loss) gain on cash flow hedges(c)	(57)	1	1
Reclassification into earnings from cash flow hedges(d)	4	3	18
Unrealized gain (loss) on investments in auction rate securities(e)	8	14	(6)
Unrealized gain (loss) on investments in available for sale securities(f)	4	—	8
Reclassification into earnings from available for sale securities(g)	(4)	—	(5)

Other comprehensive(loss) income, net of tax	(243)	373	372

Comprehensive income	1,471	1,696	1,457
Less: Comprehensive income attributable to noncontrolling interests	1	2	28

Comprehensive income attributable to Duke Energy Corporation	$1,470	$1,694	$1,429

(a)	Net of $23 tax benefit in 2011, $150 tax expense in 2010 and $16 tax expense in 2009.
(b)	Net of $12 tax benefit in 2009.
(c)	Net of $31 tax benefit in 2011, $1 tax expense in 2010 and $1 tax expense in 2009.
(d)	Net of $1 tax expense in 2011, insignificant tax expense in 2010 and $10 tax expense in 2009.
(e)	Net of $4 tax expense in 2011, $8 tax expense in 2010 and $4 tax benefit in 2009.
(f)	Net of $3 in tax expense in 2011 and $4 tax expense in 2009.
(g)	Net of $2 tax benefit in 2011 and $2 tax expense in 2009.

Duke Energy Carolinas

	Years Ended December 31
	2011	2010	2009
Net income	$834	$838	$702

Other comprehensive income, net of tax
Reclassification into earnings from cash flow hedges(a)	3	4	3
Unrealized gain (loss) on investments in auction rate securities(b)	—	7	(3)

Other comprehensive income, net of tax	3	11	—

Comprehensive income	$837	$849	$702

(a)	Net of $2 tax expense in 2011, 2010 and 2009.
(b)	Net of $5 tax expense in 2010 and $3 tax benefit in 2009.

Duke Energy Ohio

	Years Ended December 31
	2011	2010	2009
Net income(loss)	$194	$(441)	$(426)

Other comprehensive (loss) income, net of tax
Pension and OPEB adjustments(a)	(6)	8	(2)
Reclassification into earnings from cash flow hedges(b)	—	(1)	16

Other comprehensive(loss) income, net of tax	(6)	7	14

Comprehensive income(loss)	$188	$(434)	$(412)

(a)	Net of insignificant tax expense in 2011, $4 tax expense in 2010 and $1 tax expense in 2009.
(b)	Net of $1 tax benefit in 2010 and $8 tax expense in 2009.

Duke Energy Indiana

	Years Ended December 31
	2011	2010	2009
Net income	$168	$285	$201

Other comprehensive income, net of tax
Reclassification into earnings from cash flow hedges(a)	(1)	(2)	(1)

Other comprehensive income, net of tax	(1)	(2)	(1)

Comprehensive income	$167	$283	$200

(a)	Net of $1 tax benefit in 2011, 2010 and 2009.
.

PART II

Item 6. Exhibits

(a)	Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana

*12	Computation of Ratio of Earnings to Fixed Charges	X

*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

*31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X

*31.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

*31.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X

*31.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*31.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X

*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X

*32.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X

*32.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*32.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X

*101	Financials in XBRL Format.	X	X	X	X

PART II

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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: May 9, 2012	/S/ LYNN J. GOOD
Lynn J. Good Chief Financial Officer

Date: May 9, 2012	/S/ STEVEN K. YOUNG
Steven K. Young Senior Vice President and Controller