Form 10-Q
period 2012-06-30
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2012-08-08
CIK 20290, 30371, 81020, 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012 or
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

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of August 3, 2012 Registrant	Description	Shares
Duke Energy	Common Stock, par value $0.001	704,125,200
Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

INDEX

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2012

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	4

	Duke Energy Corporation (Duke Energy)

	Unaudited Condensed Consolidated Statements of Operations	4

	Unaudited Condensed Consolidated Comprehensive Income	5

	Unaudited Condensed Consolidated Balance Sheets	6

	Unaudited Condensed Consolidated Statements of Cash Flows	8

	Unaudited Condensed Consolidated Statements of Equity	9

	Duke Energy Carolinas, LLC (Duke Energy Carolinas)

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	10

	Unaudited Condensed Consolidated Balance Sheets	11

	Unaudited Condensed Consolidated Statements of Cash Flows	13

	Unaudited Condensed Consolidated Statements of Member’s Equity	14

	Duke Energy Ohio, Inc. (Duke Energy Ohio)

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	15

	Unaudited Condensed Consolidated Balance Sheets	16

	Unaudited Condensed Consolidated Statements of Cash Flows	18

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity	19

	Duke Energy Indiana, Inc. (Duke Energy Indiana)

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	20

	Unaudited Condensed Consolidated Balance Sheets	21

	Unaudited Condensed Consolidated Statements of Cash Flows	23

	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity	24

	Combined Notes to Unaudited Condensed Consolidated Financial Statements for Duke Energy, Duke Energy Carolinas,
	Duke Energy Ohio and Duke Energy Indiana	25

2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	76

3	Quantitative and Qualitative Disclosures About Market Risk	91

4	Controls and Procedures	92

PART II. OTHER INFORMATION

1	Legal Proceedings	93

1A.	Risk Factors	93

2	Unregistered Sales of Equity Securities and Use of Proceeds	93

5	Other Information	93

6	Exhibits	95

	Signatures	96

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This document includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements are based on management’s beliefs and assumptions. These forward-looking statements, which are intended to cover Duke Energy and the applicable Duke Energy Registrants, are identified by terms and phrases such as “anticipate,” “believe,” “intend,” “estimate,” “expect,” “continue,” “should,” “could,” “may,” “plan,” “project,” “predict,” “will,” “potential,” “forecast,” “target,” “guidance,” “outlook,” and similar expressions. Forward-looking statements involve risks and uncertainties that may cause actual results to be materially different from the results predicted. Factors that could cause actual results to differ materially from those indicated in any forward-looking statement include, but are not limited to:

•       State, federal and foreign legislative and regulatory initiatives, including costs of compliance with existing and future environmental requirements, as well as rulings that affect cost and investment recovery or have an impact on rate structures;

•       The ability to recover eligible costs and earn an adequate return on investment through the regulatory process;

•       The scope of necessary repairs of the delamination of Crystal River Unit 3 Nuclear Plant could prove more extensive than is currently identified, such repairs could prove not to be feasible resulting in early retirement of the unit, the cost of repair and/or replacement power could exceed estimates and insurance coverage or may not be recoverable through the regulatory process;

•       The ability to maintain relationships with customers, employees or suppliers post-merger;

•       The ability to successfully integrate the Progress Energy businesses and realize cost savings and any other synergies expected from the merger;

•       The risk that the credit ratings of the combined company or its subsidiaries may be different from what the companies expect;

•       The impact of compliance with material restrictions of conditions related to the Progress Energy merger imposed by regulators could exceed our expectations;

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

•       The ability to recover, in a timely manner, if at all, costs associated with future significant weather events through the regulatory process;

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

•       Declines in the market prices of equity securities and resultant cash funding requirements for Duke Energy’s defined benefit pension plans and nuclear decommissioning trust funds;

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

•       The impact of potential goodwill impairments;

•       The ability to successfully complete future merger, acquisition or divestiture plans.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions, except per-share amounts)	2012		2011		2012		2011
Operating Revenues
Regulated electric		$2,628		$2,576		$5,129		$5,149
Non-regulated electric, natural gas, and other		868		864		1,826		1,719
Regulated natural gas		81		94		252		329
Total operating revenues		3,577		3,534		7,207		7,197
Operating Expenses
Fuel used in electric generation and purchased power - regulated		849		834		1,626		1,646
Fuel used in electric generation and purchased power - non-regulated		396		388		844		764
Cost of natural gas and coal sold		42		63		144		214
Operation, maintenance and other		862		959		1,608		1,839
Depreciation and amortization		475		437		954		891
Property and other taxes		171		169		355		355
Impairment charges		―		9		402		9
Total operating expenses		2,795		2,859		5,933		5,718
Gains on Sales of Other Assets and Other, net		4		4		7		14
Operating Income		786		679		1,281		1,493
Other Income and Expenses
Equity in earnings of unconsolidated affiliates		40		48		85		80
Impairments and gains on sales of unconsolidated affiliates		(1)		12		(6)		14
Other income and expenses, net		70		97		159		214
Total other income and expenses		109		157		238		308
Interest Expense		232		203		456		422
Income From Continuing Operations Before Income Taxes		663		633		1,063		1,379
Income Tax Expense from Continuing Operations		214		192		317		425
Income From Continuing Operations		449		441		746		954
(Loss) Income From Discontinued Operations, net of tax		(1)		―		1		―
Net Income		448		441		747		954
Less: Net Income Attributable to Noncontrolling Interests		4		6		8		8
Net Income Attributable to Duke Energy Corporation		$444		$435		$739		$946

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic		$0.99		$0.98		$1.65		$2.13
Diluted		$0.99		$0.98		$1.65		$2.13
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic	$	―	$	―	$	―	$	―
Diluted	$	―	$	―	$	―	$	―
Net Income attributable to Duke Energy Corporation common shareholders
Basic		$0.99		$0.98		$1.65		$2.13
Diluted		$0.99		$0.98		$1.65		$2.13
Dividends declared per share		$1.515		$1.485		$2.265		$2.22
Weighted-average shares outstanding
Basic		446		444		446		444
Diluted		446		444		446		444

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Net income	$448	$441	$747	$954
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	(131)	65	(87)	96
Pension and OPEB adjustments(a)	2	2	6	(7)
Net unrealized loss on cash flow hedges(b)	(30)	(7)	(17)	(5)
Reclassification into earnings from cash flow hedges(c)	3	1	2	2
Unrealized gain on investments in auction rate securities(d)	6	1	6	4
Unrealized gain on investments in available for sale securities(e)	2	―	3	―
Reclassification into earnings from available for sale securities(f)	(2)	―	(3)	―
Other comprehensive (loss) income, net of tax	(150)	62	(90)	90
Comprehensive income	298	503	657	1,044
Less: Comprehensive income attributable to Noncontrolling Interests	―	9	4	11
Comprehensive income attributable to Duke Energy Corporation	$298	$494	$653	$1,033

(a)

Net of $1 million tax expense and $3 million tax expense for the three and six months ended June 30, 2012 and insignificant tax expense and $3 tax benefit for the three and six months ended June 30, 2011.

(b)

Net of $14 million tax benefit and $9 million tax benefit for the three and six months ended June 30, 2012 and $3 million tax benefit and $2 million tax benefit for the three and six months ended June 30, 2011.

(c)	Net of $2 million tax benefit and insignificant tax expense for the three and six months ended June 30, 2012 and $1 million tax expense for the three and six months ended June 30, 2011, respectively.
(d)

Net of $2 million tax expense and $3 million tax expense for the three and six months ended June 30, 2012 and $2 million tax benefit and $1 million tax expense for the three and six months ended June 30, 2011.

(e)	Net of insignificant tax expense for the three and six months ended June 30, 2012.
(f)	Net of insignificant tax benefit for the three and six months ended June 30, 2012.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,526	$2,110
Short-term investments	234	190
Receivables (net of allowance for doubtful accounts of $16 at June 30, 2012 and $35 at December 31, 2011)	610	784
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $43 at June 30, 2012 and $40 at December 31, 2011)	1,233	1,157
Inventory	1,762	1,588
Other	1,122	1,051
Total current assets	6,487	6,880
Investments and Other Assets
Investments in equity method unconsolidated affiliates	450	460
Nuclear decommissioning trust funds	2,204	2,060
Goodwill	3,842	3,849
Intangibles, net	357	363
Notes receivable	72	62
Restricted other assets of variable interest entities	133	135
Other	1,894	2,231
Total investments and other assets	8,952	9,160
Property, Plant and Equipment
Cost	61,458	60,377
Cost, variable interest entities	1,357	913
Accumulated depreciation and amortization	(19,101)	(18,709)
Generation facilities to be retired, net	73	80
Net property, plant and equipment	43,787	42,661
Regulatory Assets and Deferred Debits
Regulatory assets	3,646	3,672
Other	159	153
Total regulatory assets and deferred debits	3,805	3,825
Total Assets	$63,031	$62,526

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Unaudited)

	June 30,	December 31,
(in millions, except per-share amounts)	2012	2011
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,160	$1,433
Notes payable and commercial paper	793	154
Non-recourse notes payable of variable interest entities	269	273
Taxes accrued	359	431
Interest accrued	254	252
Current maturities of long-term debt	1,870	1,894
Other	1,434	1,091
Total current liabilities	6,139	5,528
Long-term Debt	17,539	17,730
Non-recourse long-term debt of variable interest entities	915	949
Deferred Credits and Other Liabilities
Deferred income taxes	7,914	7,581
Investment tax credits	379	384
Accrued pension and other post-retirement benefit costs	829	856
Asset retirement obligations	1,999	1,936
Regulatory liabilities	2,981	2,919
Other	1,820	1,778
Total deferred credits and other liabilities	15,922	15,454
Commitments and Contingencies
Equity
Common Stock, $0.001 par value, 2 billion shared authorized; 446 million and 444 million shares outstanding at June 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	21,140	21,132
Retained earnings	1,598	1,873
Accumulated other comprehensive loss	(320)	(234)
Total Duke Energy Corporation shareholders' equity	22,419	22,772
Noncontrolling interests	97	93
Total equity	22,516	22,865
Total Liabilities and Equity	$63,031	$62,526

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$747		$954
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	1,077		991
Equity component of AFUDC	(116)		(123)
Gains on sales of other assets	(7)		(27)
Impairment of other long-lived assets	408		9
Deferred income taxes	230		461
Equity in earnings of unconsolidated affiliates	(85)		(80)
Voluntary opportunity cost deferral	(101)		―
Accrued pension and other post-retirement benefit costs	57		52
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(10)		13
Receivables	61		166
Inventory	(165)		(85)
Other current assets	105		128
Increase (decrease) in
Accounts payable	(102)		(338)
Taxes accrued	(67)		(99)
Other current liabilities	34		(179)
Other assets	22		81
Other liabilities	(86)		(207)
Net cash provided by operating activities	2,002		1,717
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(2,252)		(1,938)
Investment expenditures	(9)		(49)
Acquisitions	(36)		(4)
Purchases of available-for-sale securities	(1,240)		(1,266)
Proceeds from sales and maturities of available-for-sale securities	1,155		1,281
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	23		109
Change in restricted cash	(51)		24
Other	19		5
Net cash used in investing activities	(2,391)		(1,838)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	721		499
Issuance of common stock related to employee benefit plans	14		10
Payments for the redemption of long-term debt	(878)		(82)
Notes payable and commercial paper	631		63
Distributions to noncontrolling interests	(5)		(18)
Dividends paid	(670)		(657)
Other	(8)		(2)
Net cash used in financing activities	(195)		(187)
Net decrease in cash and cash equivalents	(584)		(308)
Cash and cash equivalents at beginning of period	2,110		1,670
Cash and cash equivalents at end of period	$1,526		$1,362
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$216		$317
Dividends declared but not paid	$344		$337
Extinguishment of debt related to investment in Attiki Gas Supply, S. A.	$66	$	―

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Duke Energy Corporation Shareholders
					Accumulated Other Comprehensive Income (Loss)
						Net Gains		Pension and
	Common		Additional		Foreign	(Losses) on		OPEB Related	Common
	Stock	Common	Paid-in	Retained	Currency	Cash Flow		Adjustments	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Other	to AOCI	Equity	Interests	Equity
Balance at December 31, 2010	443	$1	$21,023	$1,496	$97	$(18)	$(17)	$(60)	$22,522	$131	$22,653
Net income	―	―	―	946	―	―	―	―	946	8	954
Other comprehensive income (loss)	―	―	―	―	93	(3)	4	(7)	87	3	90
Common stock issuances, including dividend reinvestment and employee benefits	1	―	22	―	―	―	―	―	22	―	22
Common stock dividends	―	―	―	(994)	―	―	―	―	(994)	―	(994)
Changes in noncontrolling interest in subsidiaries	―	―	―	―	―	―	―	―	―	(23)	(23)
Balance at June 30, 2011	444	$1	$21,045	$1,448	$190	$(21)	$(13)	$(67)	$22,583	$119	$22,702

Balance at December 31, 2011	445	$1	$21,132	$1,873	$(45)	$(71)	$(9)	$(109)	$22,772	$93	$22,865
Net income	―	―	―	739	―	―	―	―	739	8	747
Other comprehensive (loss) income	―	―	―	―	(83)	(15)	6	6	(86)	(4)	(90)
Common stock issuances, including dividend reinvestment and employee benefits	1	―	8	―	―	―	―	―	8	―	8
Common stock dividends	―	―	―	(1,014)	―	―	―	―	(1,014)	―	(1,014)

Balance at June 30, 2012	446	$1	$21,140	$1,598	$(128)	$(86)	$(3)	$(103)	$22,419	$97	$22,516

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues-Regulated Electric	$1,616	$1,607	$3,117	$3,159
Operating Expenses
Fuel used in electric generation and purchased power	442	511	822	980
Operation, maintenance and other	476	495	807	930
Depreciation and amortization	226	190	454	391
Property and other taxes	89	81	179	165
Total operating expenses	1,233	1,277	2,262	2,466
Gains on Sales of Other Assets and Other, net	3	1	6	1
Operating Income	386	331	861	694
Other Income and Expenses, net	43	50	82	92
Interest Expense	93	82	190	171
Income Before Income Taxes	336	299	753	615
Income Tax Expense	125	106	276	217
Net Income	211	193	477	398
Other comprehensive income, net of tax
Reclassification into earnings from cash flow hedges(a)	2	1	2	1
Comprehensive Income	$213	$194	$479	$399

(a)	Net of $2 million tax expense for the three and six months ended June 30, 2012 and 2011.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$18	$289
Receivables (net of allowance for doubtful accounts of $3 at June 30, 2012 and December 31, 2011)	351	1,187
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at June 30, 2012 and December 31, 2011)	680	581
Inventory	1,024	917
Other	327	278
Total current assets	2,400	3,252
Investments and Other Assets
Nuclear decommissioning trust funds	2,204	2,060
Other	971	968
Total investments and other assets	3,175	3,028
Property, Plant and Equipment
Cost	33,505	32,840
Accumulated depreciation and amortization	(11,374)	(11,269)
Generation facilities to be retired, net	73	80
Net property, plant and equipment	22,204	21,651
Regulatory Assets and Deferred Debits
Regulatory assets	1,891	1,894
Other	68	71
Total regulatory assets and deferred debits	1,959	1,965
Total Assets	$29,738	$29,896

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Unaudited)

	June 30,	December 31,
(in millions)	2012	2011
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$448	$793
Taxes accrued	109	126
Interest accrued	95	115
Current maturities of long-term debt	427	1,178
Other	481	398
Total current liabilities	1,560	2,610
Long-term Debt	7,795	7,796
Non-recourse long-term debt of variable interest entities	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	4,891	4,555
Investment tax credits	230	233
Accrued pension and other post-retirement benefit costs	232	248
Asset retirement obligations	1,904	1,846
Regulatory liabilities	1,993	1,928
Other	900	926
Total deferred credits and other liabilities	10,150	9,736
Commitments and Contingencies
Member's Equity
Member's Equity	9,950	9,473
Accumulated other comprehensive loss	(17)	(19)
Total member's equity	9,933	9,454
Total Liabilities and Member's Equity	$29,738	$29,896

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$477	$398
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	569	486
Equity component of AFUDC	(74)	(82)
Gains on sales of other assets and other, net	(6)	(1)
Deferred income taxes	275	311
Voluntary opportunity cost deferral	(101)	―
Accrued pension and other post-retirement benefit costs	21	17
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	1	2
Receivables	53	143
Inventory	(99)	(43)
Other current assets	8	141
Increase (decrease) in
Accounts payable	(244)	(322)
Taxes accrued	(17)	(29)
Other current liabilities	76	(57)
Other assets	(40)	(18)
Other liabilities	(74)	(143)
Net cash provided by operating activities	825	803
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,006)	(1,070)
Purchases of available-for-sale securities	(607)	(767)
Proceeds from sales and maturities of available-for-sale securities	591	743
Change in restricted cash	―	2
Notes due from affiliate	679	(211)
Other	(1)	(6)
Net cash used in investing activities	(344)	(1,309)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	―	499
Payments for the redemption of long-term debt	(751)	(1)
Other	(1)	(2)
Net cash (used in) provided by financing activities	(752)	496
Net decrease in cash and cash equivalents	(271)	(10)
Cash and cash equivalents at beginning of period	289	153
Cash and cash equivalents at end of period	$18	$143
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$104	$140

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(Unaudited)

		Accumulated
		Other Comprehensive Income
		(Loss)
		Net Gains
		(Losses) on
	Member's	Cash Flow
(in millions)	Equity	Hedges	Other	Total
Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916
Net income	398	―	―	398
Other comprehensive income		1		1
Balance at June 30, 2011	$9,336	$(19)	$(2)	$9,315

Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454
Net income	477	―	―	477
Other comprehensive income		2		2
Balance at June 30, 2012	$9,950	$(15)	$(2)	$9,933

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues
Regulated electric	$336	$361	$660	$733
Non-regulated electric and other	299	239	716	510
Regulated natural gas	82	94	253	330
Total operating revenues	717	694	1,629	1,573
Operating Expenses
Fuel used in electric generation and purchased power - regulated	120	91	234	188
Fuel used in electric generation and purchased power - non-regulated	176	147	415	311
Cost of natural gas	12	22	87	141
Operation, maintenance and other	175	215	371	420
Depreciation and amortization	80	88	163	176
Property and other taxes	60	63	128	136
Impairment charges	―	9	―	9
Total operating expenses	623	635	1,398	1,381
Gains on Sales of Other Assets and Other, net	1	―	2	2
Operating Income	95	59	233	194
Other Income and Expenses, net	4	4	8	9
Interest Expense	25	27	49	51
Income Before Income Taxes	74	36	192	152
Income Tax Expense	29	3	73	46
Net Income	45	33	119	106
Other Comprehensive Income, net of tax
Pension and OPEB adjustments(a)	―	1	1	1
Comprehensive Income	$45	$34	$120	$107

(a)	Net of insignificant tax expense for the three and six months ended June 30, 2012, and insignificant tax expense and $1 million tax expense for the three and six months ended June 30, 2011.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$22	$99
Receivables (net of allowance for doubtful accounts of $1 at June 30, 2012 and $16 at December 31, 2011)	760	681
Inventory	262	243
Other	258	220
Total current assets	1,302	1,243
Investments and Other Assets
Goodwill	921	921
Intangibles, net	136	143
Other	63	58
Total investments and other assets	1,120	1,122
Property, Plant and Equipment
Cost	10,612	10,632
Accumulated depreciation and amortization	(2,600)	(2,594)
Net property, plant and equipment	8,012	8,038
Regulatory Assets and Deferred Debits
Regulatory assets	529	520
Other	15	16
Total regulatory assets and deferred debits	544	536
Total Assets	$10,978	$10,939

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Unaudited)

	June 30,	December 31,
(in millions, except share and per-share amounts)	2012	2011
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$363	$402
Taxes accrued	158	180
Interest accrued	23	23
Current maturities of long-term debt	757	507
Other	117	122
Total current liabilities	1,418	1,234
Long-term Debt	1,794	2,048
Deferred Credits and Other Liabilities
Deferred income taxes	1,882	1,853
Investment tax credits	7	8
Accrued pension and other post-retirement benefit costs	142	147
Asset retirement obligations	28	27
Regulatory liabilities	261	273
Other	187	182
Total deferred credits and other liabilities	2,507	2,490
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at June 30, 2012 and December 31, 2011	762	762
Additional paid-in capital	5,057	5,085
Accumulated deficit	(533)	(652)
Accumulated other comprehensive loss	(27)	(28)
Total common stockholder's equity	5,259	5,167
Total Liabilities and Common Stockholder's Equity	$10,978	$10,939

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$119		$106
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	165		177
Gains on sales of other assets and other, net	(2)		(2)
Impairment charges	―		9
Deferred income taxes	69		85
Accrued pension and other post-retirement benefit costs	6		6
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	(11)		12
Receivables	51		124
Inventory	(20)		(4)
Other current assets	29		15
Increase (decrease) in
Accounts payable	(33)		(79)
Taxes accrued	(22)		(55)
Other current liabilities	(14)		(6)
Other assets	(11)		23
Other liabilities	(75)		(45)
Net cash provided by operating activities	251		366
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(252)		(230)
Net proceeds from the sales of other assets	82		―
Notes due from affiliate	(130)		86
Change in restricted cash	(25)		4
Other	1		―
Net cash used in investing activities	(324)		(140)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(4)		(4)
Dividends to parent	―		(285)
Net cash used in financing activities	(4)		(289)
Net decrease in cash and cash equivalents	(77)		(63)
Cash and cash equivalents at beginning of period	99		228
Cash and cash equivalents at end of period	$22		$165
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$37		$25
Transfer of Vermillion Generating Station to Duke Energy Indiana	$28	$	―

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)

		Additional	Retained	Pension and
	Common	Paid-in	Earnings	OPEB
(in millions)	Stock	Capital	(Deficit)	Adjustments	Total
Balance at December 31, 2010	$762	$5,570	$(846)	$(22)	$5,464
Net income	―	―	106	―	106
Other comprehensive income				1	1
Dividend to parent	―	(285)	―	―	(285)
Balance at June 30, 2011	$762	$5,285	$(740)	$(21)	$5,286

Balance at December 31, 2011	$762	$5,085	$(652)	$(28)	$5,167
Net income	―	―	119	―	119
Other comprehensive income	―	―	―	1	1
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	(28)	―	―	(28)
Balance at June 30, 2012	$762	$5,057	$(533)	$(27)	$5,259

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Operating Revenues-Regulated Electric	$685	$620	$1,373	$1,279
Operating Expenses
Fuel used in electric generation and purchased power	287	232	570	478
Operation, maintenance and other	151	163	311	324
Depreciation and amortization	96	97	192	197
Property and other taxes	17	19	38	41
Impairment charges	―	―	400	―
Total operating expenses	551	511	1,511	1,040
Operating Income (Loss)	134	109	(138)	239
Other Income and Expenses, net	19	21	42	44
Interest Expense	36	34	70	70
Income (Loss) Before Income Taxes	117	96	(166)	213
Income Tax Expense (Benefit)	40	28	(76)	69
Net Income (Loss)	77	68	(90)	144
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges(a)	―	―	(1)	―
Comprehensive Income (Loss)	$77	$68	$(91)	$144

(a)	Net of insignificant tax benefit for the three and six months ended June 30, 2012.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$19	$16
Receivables (net of allowance for doubtful accounts of $1 at June 30, 2012 and December 31, 2011)	190	198
Inventory	358	330
Other	107	135
Total current assets	674	679
Investments and Other Assets
Intangibles, net	44	50
Other	111	113
Total investments and other assets	155	163
Property, Plant and Equipment
Cost	11,880	11,791
Accumulated depreciation and amortization	(3,575)	(3,393)
Net property, plant and equipment	8,305	8,398
Regulatory Assets and Deferred Debits
Regulatory assets	781	798
Other	24	24
Total regulatory assets and deferred debits	805	822
Total Assets	$9,939	$10,062

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS — (Continued)
(Unaudited)

	June 30,	December 31,
(in millions, except share and per-share amounts)	2012	2011
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$209	$273
Notes payable	113	300
Taxes accrued	50	74
Interest accrued	55	50
Current maturities of long-term debt	5	6
Other	132	93
Total current liabilities	564	796
Long-term Debt	3,702	3,453
Deferred Credits and Other Liabilities
Deferred income taxes	835	927
Investment tax credits	142	143
Accrued pension and other post-retirement benefit costs	154	161
Asset retirement obligations	44	43
Regulatory liabilities	695	683
Other	134	122
Total deferred credits and other liabilities	2,004	2,079
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at June 30, 2012 and December 31, 2011	1	1
Additional paid-in capital	1,384	1,358
Retained earnings	2,278	2,368
Accumulated other comprehensive income	6	7
Total common stockholder's equity	3,669	3,734
Total Liabilities and Common Stockholder's Equity	$9,939	$10,062

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(90)		$144
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	195		200
Equity component of AFUDC	(39)		(39)
Impairment charges	400		―
Deferred income taxes and investment tax credit amortization	(73)		39
Accrued pension and other post-retirement benefit costs	8		11
(Increase) decrease in
Receivables	8		89
Inventory	(28)		(31)
Other current assets	19		6
Increase (decrease) in
Accounts payable	―		(9)
Taxes accrued	(25)		―
Other current liabilities	17		(4)
Other assets	26		15
Other liabilities	(35)		(27)
Net cash provided by operating activities	383		394
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(439)		(512)
Purchases of available-for-sale securities	(8)		(2)
Proceeds from sales and maturities of available-for-sale securities	10		1
Notes due from affiliate	―		85
Change in restricted cash	―		4
Other	(2)		(3)
Net cash used in investing activities	(439)		(427)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	250		―
Payments for the redemption of long-term debt	(2)		(2)
Notes payable to affiliate	(187)		―
Other	(2)		―
Net cash provided by (used in) financing activities	59		(2)
Net increase (decrease) in cash and cash equivalents	3		(35)
Cash and cash equivalents at beginning of period	16		54
Cash and cash equivalents at end of period	$19		$19
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$46		$143
Transfer of Vermillion Generating Station from Duke Energy Ohio	$26	$	―

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated
				Other Comprehensive
				Income (Loss)
				Net Gains
		Additional		(Losses) on
	Common	Paid-in	Retained	Cash Flow
(in millions)	Stock	Capital	Earnings	Hedges	Total
Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567
Net income	―	―	144	―	144
Balance at June 30, 2011	$1	$1,358	$2,344	$8	$3,711

Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734
Net loss	―	―	(90)	―	(90)
Other comprehensive loss	―	―	―	(1)	(1)
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26	―	―	26
Balance at June 30, 2012	$1	$1,384	$2,278	$6	$3,669

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

Index to Combined Notes To Unaudited Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18	19
Duke Energy Corporation	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•		•	•

Duke Energy Carolinas, LLC	•	•	•	•	•	•		•	•	•	•			•	•	•	•	•	•

Duke Energy Ohio, Inc.	•	•	•	•	•	•	•	•	•		•			•	•	•	•	•	•

Duke Energy Indiana, Inc.	•	•	•	•	•	•		•	•	•	•			•	•	•	•	•	•

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

See Note 2 for information regarding Duke Energy’s merger with Progress Energy, Inc. (Progress Energy) that closed on July 2, 2012. For the periods presented, Duke Energy’s condensed consolidated financial information does not include the results of Progress Energy and its registrants. Also, the Duke Energy Registrants, as defined above, does not include Progress Energy, Inc., Progress Energy Carolinas or Progress Energy Florida, unless otherwise noted.

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

These Unaudited Condensed Consolidated Financial Statements reflect all normal recurring adjustments that are, in the opinion of the respective companies’ management, necessary to fairly present the financial position and results of operations of each Duke Energy Registrant. Amounts reported in Duke Energy’s interim Unaudited Condensed Consolidated Statements of Operations and each of the Subsidiary Registrants’ interim Unaudited Condensed Consolidated Statements of Income and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

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

Duke Energy, Duke Energy Carolinas and Duke Energy Ohio had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Condensed Consolidated Balance Sheets as follows:

(in millions)	June 30, 2012	December 31, 2011
Duke Energy	$769	$674
Duke Energy Carolinas	$335	$293
Duke Energy Ohio	$51	$50
Duke Energy Indiana	$8	$2

Additionally, Duke Energy Ohio and Duke Energy Indiana sell, on a revolving basis, nearly all of their retail and wholesale accounts receivable to Cinergy Receivables Company, LLC (CRC). These transfers meet sales/derecognition criteria and therefore, Duke Energy Ohio and Duke Energy Indiana, account for the transfers of receivables to Cinergy Receivables as sales, and accordingly the receivables sold are not reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana. Receivables for unbilled revenues related to retail and wholesale accounts receivable at Duke Energy Ohio and Duke Energy Indiana included in the sales of accounts receivable to CRC were as follows:

(in millions)	June 30, 2012	December 31, 2011
Duke Energy Ohio	$80	$89
Duke Energy Indiana	$140	$115

See Note 11 for additional information.

2. Acquisitions and Sales of Other Assets

Acquisitions.

The Duke Energy Registrants consolidate assets and liabilities from acquisitions as of the purchase date, and include earnings from acquisitions in consolidated earnings after the purchase date.

Merger with Progress Energy

Description of Transaction

On July 2, 2012, Duke Energy completed the merger contemplated by the Agreement and Plan of Merger (Merger Agreement), among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly owned subsidiary (Merger Sub) and Progress Energy, a North Carolina corporation engaged in the regulated utility business of generation, transmission and distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. As a result of the merger, Merger Sub was merged into Progress Energy and Progress Energy became a wholly owned subsidiary of Duke Energy.

The merger between Duke Energy and Progress Energy provides increased scale and diversity with potentially enhanced access to capital over the long-term and a greater ability to undertake the significant construction programs necessary to respond to increasing environmental regulation, plant retirements and customer demand growth. Duke Energy’s business risk profile is expected to improve over-time due to the increased proportion of the business that is regulated. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

Immediately preceding the merger, Duke Energy completed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. The shareholders of Duke Energy approved the reverse stock split at Duke Energy’s special meeting of shareholders

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

held on August 23, 2011. All share and per share amounts presented throughout these financial statements reflect the impact of the one-for-three reverse stock split.

Progress Energy’s shareholders received 0.87083 shares of Duke Energy common stock in exchange for each share of Progress Energy common stock outstanding as of July 2, 2012. Generally, all outstanding Progress Energy equity-based compensation awards were converted into Duke Energy equity-based compensation awards using the same ratio. The merger was structured as a tax-free exchange of shares.

Merger Related Regulatory Matters

Federal Energy Regulatory Commission. On June 8, 2012, the FERC conditionally approved the merger including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff (OATT). The revised market power mitigation plan provides for the construction of seven transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the construction of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation is estimated to cost approximately $110 million.  The Long-term FERC Mitigation plan will increase power imported into the Duke Energy Carolinas and Progress Energy Carolinas service areas and enhance competitive power supply options in the service areas. The construction of these projects will occur over the next two to three years. In conjunction with the Interim FERC Mitigation plan, Duke Energy Carolinas and Progress Energy Carolinas entered into power sale agreements that were effective with the consummation of the merger. These agreements, or similar power sale agreements, will be in place until the Long-term FERC Mitigation is operational. The agreements are for around-the-clock delivery of power during the winter and summer in quantities that vary by season and by peak period. The following table summarizes the amount of megawatts per hour contracted to be sold under the Interim FERC Mitigation agreements.

Megawatts per hour	Duke Energy Carolinas	Progress Energy Carolinas	Duke Energy
Summer off-peak	300	500	800
Summer on-peak	150	325	475
Winter off-peak	225	―	225
Winter on-peak	25	―	25

The FERC order requires an independent party to monitor whether the power sale agreements remain in effect during construction of the transmission projects and provide quarterly reports to the FERC regarding the status of construction of the transmission projects.

•       On June 25, 2012, Duke Energy and Progress Energy accepted the conditions imposed by the FERC.

•       On July 10, 2012, certain intervenors requested a rehearing seeking to overturn the June 8, 2012 order by the FERC.

North Carolina Utilities Commission and Public Service Commission of South Carolina. In September 2011, Duke Energy and Progress Energy reached settlements with the Public Staff of the North Carolina Utilities Commission (NC Public Staff) and the South Carolina Office of Regulatory Staff (ORS) and certain other interested parties in connection with the regulatory proceedings related to the merger, the JDA and the OATT that were pending before the NCUC and PSCSC. These settlements were updated in May 2012 to reflect the results of ongoing merger related applications pending before the FERC. As part of these settlements and the application for approval of the merger by the NCUC and PSCSC, Duke Energy Carolinas and Progress Energy Carolinas agreed to the conditions and obligations listed below.

•       Guarantee of $650 million in system fuel and fuel-related savings over 60 to 78 months for North Carolina and South Carolina retail customers. The savings are expected to be achieved through coal blending, coal commodity and transportation savings, gas transportation savings, and the joint dispatch of Duke Energy Carolinas and Progress Energy Carolinas generation fleets.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for the cost of the Long-term FERC Mitigation for five years following merger consummation. After five years, Duke Energy Carolinas and Progress Energy Carolinas may seek to recover the costs of the Long-term FERC Mitigation, but must show that the projects are needed to provide adequate and reliable retail service regardless of the merger.

•       A $65 million rate reduction over the term of the Interim FERC Mitigation to reflect the cost of capacity not available to Duke Energy Carolinas and Progress Energy Carolinas retail customers during the Interim FERC Mitigation. The rate reduction will be achieved through a rider and will be apportioned between Duke Energy Carolinas and Progress Energy Carolinas retail customers.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for any revenue shortfalls or fuel-related costs associated with the Interim FERC Mitigation. The Interim FERC Mitigation agreements were in a loss position for Duke Energy as of the date of the merger consummation.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for any of their allocable share of merger related severance costs.

•       Duke Energy Carolinas and Progress Energy Carolinas will provide community support through charitable contributions for four years, workforce development, low income energy assistance, and green energy assistance at a total cost of approximately $100 million, which cannot be recovered from retail customers.

•       Duke Energy Carolinas and Progress Energy Carolinas will abide by revised North Carolina Regulatory Conditions and Code of Conduct governing their operations.

On June 29, 2012, the NCUC approved the merger application and the JDA application with conditions that were reflective of the settlement agreements described above. On July 2, 2012, the PSCSC approved the JDA application subject to Duke Energy Carolinas and Progress Energy Carolinas providing their South Carolina retail customers pro rata benefits equivalent to those approved by the NCUC in its merger approval order.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

On July 6, 2012, the NCUC issued an order initiating investigation and scheduling hearings on the Duke Energy board of directors’ decision on July 2, 2012, to replace William D. Johnson with James E. Rogers as President and CEO of Duke Energy subsequent to the merger close, as well as other related matters. See Note 4 for further information.

Kentucky Public Service Commission. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Kentucky Attorney General. On August 2, 2011, the KPSC issued an order conditionally approving the merger and required Duke Energy and Progress Energy to accept all conditions contained in the order. Duke Energy and Progress Energy requested and were granted rehearing on the limited issue of the wording of one condition relating to the composition of Duke Energy’s post-merger board of directors. On October 28, 2011, the KPSC issued its order approving a settlement with the Kentucky Attorney General on the revised condition relating to the composition of the post-merger Duke Energy board. Duke Energy and Progress Energy filed their acceptance of the condition on November 2, 2011. Duke Energy Kentucky agreed to (i) not file new gas or electric base rate applications for two years from the date of the KPSC’s final order in the merger proceedings, (ii) make five annual shareholder contributions of $165,000 each to support low-income weatherization efforts and economic development within Duke Energy Kentucky’s service territory and (iii) not seek recovery from retail customers for any of their allocable share of merger related costs.

Accounting Charges to be Recognized Related to the Merger Consummation

Duke Energy anticipates recording charges of approximately $450 million to $550 million in the second half of 2012 associated with the merger. This estimate includes the costs of Long-term FERC Mitigation, Interim FERC Mitigation, the retail rate reduction associated with Interim FERC Mitigation, employee severance, obligations to provide community support and merger transaction expenses. The allocation of these charges to individual subsidiaries will be determined in the third quarter. The majority of these charges will be recognized by Duke Energy Carolinas and Progress Energy Carolinas. See Note 15 for further information related to employee severance expenses.

Duke Energy also expects to incur significant system integration and other merger-related transition costs primarily through 2014 that are necessary in order to achieve certain cost savings, efficiencies and other benefits anticipated to result from the merger with Progress Energy.

Purchase Price

Pursuant to the merger, all Progress Energy common shares were exchanged at the fixed exchange ratio of 0.87083 common shares of Duke Energy for each Progress Energy common share. The total consideration transferred in the merger was based on the closing price of Duke Energy common shares on July 2, 2012, and was calculated as follows:

(dollars in millions, except per share amounts; shares in thousands)
Progress Energy common shares outstanding at July 2, 2012	296,116
Exchange ratio	0.87083
Duke Energy common shares issued for Progress Energy common shares outstanding	257,867
Closing price of Duke Energy common shares on July 2, 2012	$69.84
Purchase price for common stock	$18,009
Fair value of outstanding earned stock compensation awards	62
Total estimated purchase price	$18,071

Progress Energy’s stock-based compensation awards, including performance shares and restricted stock, were replaced with Duke Energy awards upon consummation of the merger. In accordance with accounting guidance for business combinations, a portion of the fair value of these awards is included in the purchase price as it represents consideration transferred in the merger.

Purchase Price Allocation

The fair value of Progress Energy’s assets acquired and liabilities assumed was determined based on significant estimates and assumptions that are judgmental in nature, including projected future cash flows (including timing); discount rates reflecting risk inherent in the future cash flows and market prices of long-term debt. The fair value of Progress Energy’s asset acquired and liabilities assumed utilized for purchase price allocation are considered preliminary as a result of the short time period between the consummation of the merger and the filing of this Form 10-Q.

The majority of Progress Energy’s operations are subject to the rate-setting authority of the FERC, the NCUC, the PSCSC, and the Florida Public Service Commission (FPSC) and are accounted for pursuant to U.S. generally accepted accounting principles, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for Progress Energy’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Thus, the fair values of Progress Energy’s tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values, and the assets and liabilities acquired and pro forma financial information do not reflect any net adjustments related to these amounts.

The significant assets and liabilities for which preliminary valuation amounts are reflected as of the filing of this Form 10-Q include the fair value of the acquired pension and other post-retirement benefit (OPEB) plans, asset retirement obligations and long-term debt. The preliminary fair value of the outstanding stock compensation awards is included in the purchase price as consideration transferred. The preliminary amounts recognized are subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed will be recognized as goodwill in the third quarter of 2012. The goodwill reflects the value paid primarily for the long-term potential for enhanced access to capital as a result of the company’s increased scale and diversity, opportunities for synergies, and an improved risk profile. The allocation of goodwill to Duke Energy’s reporting units has not yet been completed as a result of the short time period between the closing of the merger and the filing of this Form 10-Q. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes will be recorded related to goodwill.

The preliminary purchase price allocation of the merger was as follows:

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

(in millions)
Current assets	$3,266
Property, plant and equipment	23,808
Goodwill	12,287
Other long-term assets, excluding goodwill	8,138
Total assets	47,499
Current liabilities, including current maturities of long-term debt	3,536
Long-term liabilities, preferred stock and noncontrolling interests	10,211
Long-term debt	15,681
Total liabilities and preferred stock	29,428
Total estimated purchase price	$18,071

Current Quarter Impact of Merger

Duke Energy incurred pre-tax transaction and integration related costs of $7 million and $15 million, for the three and six months ended June 30, 2012, respectively, and $5 million and $16 million, for the three and six months ended June 30, 2011, respectively, substantially all of which were recorded within Operation, maintenance and other in Duke Energy’s Condensed Consolidated Statements of Operations.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of Duke Energy and reflects the amortization of purchase price adjustments assuming the merger had taken place on January 1, 2011. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy. This information is preliminary in nature and subject to change based on final purchase price adjustments.

The pro forma financial information does not include potential cost savings or non-recurring adjustments that will be recorded in the third quarter in connection with the merger or non-recurring costs directly related to the merger. Non-recurring transaction and integration costs incurred by both Duke Energy and Progress Energy have also been excluded from the pro forma earnings presented below.  After-tax non-recurring transaction and integration costs incurred were $12 million and $18 million, respectively, for the three and six months ended June 30, 2012, and $4 million and $20 million, respectively, for the three and six months ended June 30, 2011.

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Revenues	$5,843	$5,789	$11,557	$11,613
Net Income Attributable to Duke Energy Corporation	527	621	984	1,338
Basic and Diluted Earnings Per Share	$0.75	$0.89	$1.40	$1.91

Refer to Note 5 for information regarding Progress Energy merger shareholder litigation.

Vermillion Generating Station.

On January 12, 2012, after receiving approvals from the FERC and the IURC on August 12, 2011 and December 28, 2011, respectively, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly owned subsidiary of Duke Energy Ohio, completed the sale of its 75% undivided ownership interest in the Vermillion Generating Station (Vermillion) to Duke Energy Indiana and Wabash Valley Power Association (WVPA). Upon the closing of the sale, Duke Energy Indiana and WVPA held 62.5% and 37.5% interests in Vermillion, respectively. Duke Energy Ohio received net proceeds of $82 million, consisting of $68 million and $14 million from Duke Energy Indiana and WVPA, respectively. Following the transaction, Duke Energy Indiana retired Gallagher Units 1 and 3 effective February 1, 2012.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Wind Projects Joint Venture.

In April 2012, Duke Energy executed a joint venture agreement with Sumitomo Corporation of America (SCOA). Under the terms of the agreement, Duke Energy and SCOA will each own a 50% interest in the joint venture (DS Cornerstone, LLC), which owns two wind generation projects. One of the facilities began commercial operations in June 2012 and the other facility is under construction. Duke Energy and SCOA also negotiated a $330 million, Construction and 12-year amortizing Term Loan Facility, on behalf of the borrower, a wholly owned subsidiary of the joint venture. The loan agreement is non-recourse to Duke Energy. Duke Energy received proceeds of $319 million upon execution of the loan agreement. This amount represents reimbursement of a significant portion of Duke Energy’s construction costs incurred as of the date of the agreement. Beginning in April 2012, and through completion of the projects, Duke Energy and SCOA will each fund 50% of the remaining construction cost of the projects through contributions to the joint venture. Duke Energy will consolidate the joint venture until the project under construction reaches commercial operations later in 2012. This transaction is expected to result in an insignificant gain to Duke Energy at the time construction is complete, where upon Duke Energy will no longer consolidate the joint venture. See Note 11 for further information.

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

Business Segment Data
					Segment Income/
	Unaffiliated	Intersegment		Total	Consolidated
(in millions)	Revenues	Revenues		Revenues	Net Income(a)
Three Months Ended June 30, 2012
USFE&G	$2,688		$9	$2,697	$337
Commercial Power	488		14	502	28
International Energy	397		―	397	105
Total reportable segments	3,573		23	3,596	470
Other	4		12	16	(25)
Eliminations	―		(35)	(35)	―
Add back of noncontrolling interest component	―		―	―	4
Income from Discontinued Operations, net of tax	―		―	―	(1)
Total consolidated	$3,577	$	―	$3,577	$448
Three Months Ended June 30, 2011
USFE&G	$2,540		$9	$2,549	$297
Commercial Power	592		3	595	30
International Energy	406		―	406	127
Total reportable segments	3,538		12	3,550	454
Other	(4)		13	9	(19)
Eliminations	―		(25)	(25)	―
Add back of noncontrolling interest component	―		―	―	6
Total consolidated	$3,534	$	―	$3,534	$441

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

					Segment Income/
	Unaffiliated	Intersegment		Total	Consolidated
(in millions)	Revenues	Revenues		Revenues	Net Income(a)
Six Months Ended June 30, 2012
USFE&G(b)	$5,348		$17	$5,365	$473
Commercial Power	1,052		30	1,082	59
International Energy	799		―	799	247
Total reportable segments	7,199		47	7,246	779
Other	8		23	31	(41)
Eliminations	―		(70)	(70)	―
Add back of noncontrolling interest component	―		―	―	8
Income from Discontinued Operations, net of tax	―		―	―	1
Total consolidated	$7,207	$	―	$7,207	$747
Six Months Ended June 30, 2011
USFE&G	$5,214		$18	$5,232	$638
Commercial Power	1,234		5	1,239	79
International Energy	754		―	754	255
Total reportable segments	7,202		23	7,225	972
Other	(5)		25	20	(26)
Eliminations	―		(48)	(48)	―
Add back of noncontrolling interest component	―		―	―	8
Total consolidated	$7,197	$	―	$7,197	$954

(a)	Segment results exclude noncontrolling interests and results of entities classified as discontinued operations.
(b)	As discussed further in Note 4, Duke Energy recorded pre-tax impairment and other charges of $420 million in the first quarter of 2012 related to the Edwardsport IGCC project.

Segment Assets

Segment assets in the following table exclude all intercompany assets.

(in millions)	June 30, 2012	December 31, 2011
USFE&G	$48,451	$47,977
Commercial Power	7,268	6,939
International Energy	4,678	4,539
Total reportable segments	60,397	59,455
Other	2,593	2,961
Reclassifications(a)	41	110
Total consolidated assets	$63,031	$62,526

(a)	Primarily represents reclassification of federal tax balances in consolidation.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

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

Business Segment Data

		Segment Income/
	Unaffiliated	Consolidated
(in millions)	Revenues(a)	Net Income
Three Months Ended June 30, 2012
Franchised Electric and Gas	$387	$30
Commercial Power	342	17
Total reportable segments	729	47
Other	―	(2)
Eliminations	(12)	―
Total consolidated	$717	$45
Three Months Ended June 30, 2011
Franchised Electric and Gas	$315	$29
Commercial Power	379	6
Total reportable segments	694	35
Other	―	(2)
Total consolidated	$694	$33

		Segment Income/
	Unaffiliated	Consolidated
(in millions)	Revenues(a)	Net Income
Six Months Ended June 30, 2012
Franchised Electric and Gas	$860	$64
Commercial Power	796	61
Total reportable segments	1,656	125
Other	―	(6)
Eliminations	(27)	―
Total consolidated	$1,629	$119
Six Months Ended June 30, 2011
Franchised Electric and Gas	$779	$77
Commercial Power	794	34
Total reportable segments	1,573	111
Other	―	(5)
Total consolidated	$1,573	$106

(a)	There was an insignificant amount of intersegment revenues for the three and six months ended June 30, 2011.

Segment Assets

Segment assets in the following table exclude all intercompany assets.

(in millions)	June 30, 2012	December 31, 2011
Franchised Electric and Gas	$6,559	$6,293
Commercial Power	4,742	4,740
Total reportable segments	11,301	11,033
Other	142	259
Reclassifications(a)	(465)	(353)
Total consolidated assets	$10,978	$10,939

(a)	Primarily represents reclassification of federal tax balances in consolidation.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Duke Energy Carolinas and Duke Energy Indiana

Duke Energy Carolinas and Duke Energy Indiana each have one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina, and north central, central and southern Indiana, respectively.

The remainder of Duke Energy Carolinas’ and Duke Energy Indiana’s operations are presented as Other. While it is not considered an operating segment, Other primarily includes costs to achieve certain mergers and divestitures, certain corporate severance programs, and certain costs for use of corporate assets as allocated to Duke Energy Carolinas or Duke Energy Indiana.

At June 30, 2012 and December 31, 2011 all of Duke Energy Carolinas’ and Duke Energy Indiana’s assets are each owned by the Franchised Electric operating segment. For the three and six months ended June 30, 2012 and 2011, substantially all revenues and expenses are from the Franchised Electric operating segment of each registrant.

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

Duke Energy Ohio Generation Asset Transfer. On April 2, 2012, Duke Energy Ohio and various affiliated entities filed an Application for Authorization for Disposition of Jurisdictional Facilities with FERC. The application seeks to transfer, from Duke Energy Ohio’s rate-regulated Ohio utility company, the legacy coal-fired and combustion gas turbine assets to a non-regulated affiliate, consistent with ESP stipulation approved on November 22, 2011. The application outlines a potential additional step in the reorganization that would result in a transfer of all of Duke Energy Ohio’s Commercial Power business to an indirect wholly owned subsidiary of Duke Energy as early as October 2012. The process of determining the optimal corporate structure is an ongoing evaluation of factors, such as tax considerations, that may change between now and the transfer date. In conjunction with the transfer, Duke Energy Ohio’s capital structure will be restructured to reflect appropriate debt and equity ratios for its regulated Franchised Electric and Gas operations. The transfer could instead be accomplished within a wholly owned non-regulated subsidiary of Duke Energy Ohio depending on final tax structuring analysis. Duke Energy Ohio requested the FERC to rule on the application within 90 days. On June 22, 2012, Duke Energy Ohio amended its Application to include several small additional generation units to be transferred.  Duke Energy Ohio requested FERC to rule on its amended Application by August 1, 2012.

Duke Energy Ohio Electric Rate Case. On July 9, 2012, Duke Energy Ohio filed an application with the PUCO for an increase in electric distribution rates of approximately $87 million. On average, total electric rates would increase approximately 5.1% under the filing. The rate increase is designed to recover the cost of investments in projects to improve reliability for customers and upgrades to the distribution system. Pursuant to a stipulation in another case, Duke Energy Ohio will continue recovering its costs associated with grid modernization in a separate rider.

Duke Energy Ohio expects revised rates would likely go into effect in early 2013.

Duke Energy Ohio Natural Gas Rate Case. On July 9, 2012, Duke Energy Ohio filed an application with the PUCO for an increase in natural gas distribution rates of approximately $45 million. On average, total natural gas rates would increase approximately 6.6% under the filing. The rate increase is designed to recover the cost of upgrades to the distribution system, as well as environmental cleanup of manufactured gas plant sites. In addition to the recovery of costs associated with the manufactured gas plants, the rate request includes a proposal for an accelerated service line replacement program that would allow smaller annual increases to reflect increased investment in the distribution system. The filing also requests that the PUCO renew the rider recovery of Duke Energy Ohio’s accelerated main replacement program and grid modernization program.

Duke Energy Ohio expects revised rates would likely go into effect in early 2013.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

On March 28, 2012, the North Carolina Attorney General filed a notice of appeal with the NCUC challenging the rate of return approved in the agreement. On April 17, 2012, the NCUC denied Duke Energy Carolinas’ request to dismiss the notice of appeal. The North Carolina Supreme Court, which is hearing the appeal, recently docketed the appeal with briefs due August 22, 2012.  Reply briefs are due 30 days later. The court is expected to set a hearing date in late fall.

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

Capital Expansion Projects.

Duke Energy Carolinas Cliffside Unit 6. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build an 800 MW coal-fired unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding AFUDC of $600 million) for Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an update to the cost estimate of $1.8 billion (excluding AFUDC) with the NCUC where it reduced the estimated AFUDC financing costs to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be reduced by $125 million in federal advanced clean coal tax credits, as discussed in Note 5. Cliffside Unit 6 is expected to begin commercial operation in the fall of 2012.

Duke Energy Carolinas Dan River Combined Cycle Facility. In June 2008, the NCUC issued its order approving the Certificate of Public Convenience and Necessity (CPCN) applications to construct a 620 MW combined cycle natural gas fired generating facility at Duke Energy Carolinas’ existing Dan River Steam Station. The Division of Air Quality (DAQ) issued a final air permit authorizing construction of the Dan River combined cycle natural gas-fired generating unit in August 2009.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

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

On November 30, 2011, Duke Energy Indiana filed a petition with the IURC in connection with its eighth semi-annual rider request for the Edwardsport IGCC project. Evidentiary hearings for the seventh and eighth semi-annual rider requests are scheduled for August 6, 2012 and August 7, 2012.

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

Phase I and Phase II hearings concluded on January 24, 2012. The CAC has filed repeated requests for the IURC to consider issues of ethics, undue influence, due process violations and appearance of impropriety. The IURC denied the most recent motion in March 2012. In April 2012, the CAC filed a motion requesting the IURC to certify questions of law for appeal regarding allegations of fraud on the commission and due process violations. This motion was denied.

On April 30, 2012, Duke Energy Indiana entered into a settlement agreement with the OUCC, the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana on the cost increase for construction of the Edwardsport IGCC plant, including both Phase I and Phase II of the sub docket. Pursuant to the agreement, there would be a cap on costs to be reflected in customer rates of $2.595 billion, including estimated financing costs through June 30, 2012. Pursuant to the agreement, Duke Energy Indiana would be able to recover additional financing costs until customer rates are revised. Duke Energy Indiana also agrees not to request a retail electric base rate increase prior to March 2013, with rates in effect no earlier than April 1, 2014. The agreement is subject to approval by the IURC, and the settling parties have requested that schedule be set to hear evidence in support of the settlement agreement, which could allow for an IURC order as early as the summer of 2012. As a result of the agreement, Duke Energy Indiana recorded pre-tax impairment and other charges of approximately $420 million in the first quarter of 2012. Approximately $400 million is recorded in Impairment charges and the remaining approximately $20 million is recorded in Operation, maintenance and other on Duke Energy’s Condensed Consolidated Statement of Operations and in Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The $20 million recorded in Operation, maintenance and other, is attributed to legal fees Duke Energy Indiana will be responsible for on behalf of certain intervenors, as well as funding for low income energy assistance, as required by the settlement agreement. These charges are in addition to pre-tax impairment charges of approximately $222 million in the third quarter of 2011 and $44 million recorded in the third quarter of 2010, as discussed above.

The CAC, Sierra Club Indiana chapter, Save the Valley and Valley Watch, filed testimony in opposition to the April 30, 2012 settlement agreement contending the agreement should not be approved, and that the amount of costs recovered from customers should be less than what the settlement agreement provides, potentially even zero. In addition to reiterating their prior concerns with the Edwardsport IGCC project, the intervenors noted above also contend new settlement terms should be added to mitigate carbon emissions, conditions should be added prior to the plant being declared in-service and the IURC should consider their allegations of undue influence. Duke Energy Indiana, the Industrial Group and the OUCC, filed rebuttal testimony supporting the settlement as reasonable and in the public interest. An evidentiary hearing on the settlement agreement concluded on July 19,

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

2012. Duke Energy Indiana, the Industrial Group and the OUCC will file a proposed order by August 17, 2012. A final order is expected by the end of the year.

On June 8, 2012, Duke Energy Indiana filed a petition with the IURC in connection with its ninth semi-annual rider request for the Edwardsport IGCC project. Evidentiary hearings for the ninth semi-annual rider requests are scheduled for January 14, 2013 and January 15, 2013.

Duke Energy is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the remaining plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur. Construction of the Edwardsport IGCC plant is ongoing and the expected in-service date for the plant has been delayed from the fourth quarter of 2012 to the first quarter of 2013. The impact of this delay on the cost of the plant is currently being analyzed but cannot be determined at this time.

Duke Energy Carolinas William States Lee III Nuclear Station. In December 2007, Duke Energy Carolinas filed an application with the NRC, which has been docketed for review, for a combined Construction and Operating License (COL) for two Westinghouse AP1000 (advanced passive) reactors for the proposed William States Lee III Nuclear Station (Lee Nuclear Station) at a site in Cherokee County, South Carolina. Each reactor is capable of producing 1,117 MW. Submitting the COL application does not commit Duke Energy Carolinas to build nuclear units. Through several separate orders, the NCUC and PSCSC have concurred with the prudency of Duke Energy incurring project development and pre-construction costs.

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

Potential Plant Retirements.

The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (15-20 years), and options being considered to meet those needs. The IRP’s filed by the Subsidiary Registrants in 2011 and 2010 included planning assumptions to potentially retire by 2015, certain coal-fired generating facilities in North Carolina, South Carolina, Indiana and Ohio that do not have the requisite emission control equipment, primarily to meet EPA regulations that are not yet effective.

Duke Energy classifies generating facilities that are still operating but are expected to be retired significantly before the end of their previously estimated useful lives as Generation facilities to be retired, net, on the Condensed Consolidated Balance Sheets. Amounts are reclassified from the cost and accumulated depreciation of Property, plant and equipment when it becomes probable the plant will be retired. Duke Energy continues to depreciate these generating facilities based on current depreciable lives. When such facilities are removed from service, the remaining net carrying value, if any, is then reclassified to regulatory assets, in accordance with the expected ratemaking treatment.

The table below contains the net carrying value of generating facilities being evaluated for potential retirement included in the Condensed Consolidated Balance Sheets.

June 30, 2012
	Duke Energy	Duke Energy Carolinas(b)(c)	Duke Energy Ohio(d)	Duke Energy Indiana(e)
Capacity (in MW)	2,773	1,080	1,025	668
Remaining net book value (in millions)(a)	$327	$176	$13	$138

(a)	Included in Property, plant and equipment, net as of June 30, 2012, on the Condensed Consolidated Balance Sheets, unless otherwise noted.
(b)

Includes Riverbend Units 4 through 7, Lee Units 1 through 3 and Buck Units 5 and 6. Duke Energy Carolinas has committed to retire 1,667 MW in conjunction with a Cliffside air permit settlement, of which 587 MW have already been retired as of June 30, 2012.

(c)	Net book value of Buck Units 5 and 6 of $73 million is included in Generation facilities to be retired, net, on the Condensed Consolidated Balance Sheets at June 30, 2012.
(d)	Includes Beckjord Station and Miami Fort Unit 6. Beckjord has no remaining book value.
(e)	Includes Wabash River Units 2 through 6.

           Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired.

Other Matters.

Progress Energy Merger NCUC and North Carolina Department of Justice (NCDOJ) Investigations. On July 6, 2012, the NCUC issued an order initiating investigation and scheduling hearings addressing the timing of the Duke Energy board of directors’ decision on July 2, 2012, to replace William D. Johnson with James E. Rogers as President and Chief Executive Officer (CEO) of Duke Energy, as well as other related matters.

Pursuant to the merger agreement, William D. Johnson, Chairman, President and CEO of Progress Energy became President and CEO of Duke Energy and James E. Rogers, Chairman, President and CEO of Duke Energy became Executive Chairman of Duke Energy upon close of the merger. Mr. Johnson subsequently resigned as the President and CEO of Duke Energy, effective July 3, 2012.

Pursuant to the NCUC’s July 6, 2012 order, Mr. Rogers appeared before the NCUC on July 10, 2012, and provided testimony regarding  the approval and closing of the merger and his replacement of Mr. Johnson as the President and CEO of Duke Energy. On July 19, 2012, Mr. Johnson, as well as E. Marie McKee and James B. Hyler, Jr., both former members of the Progress Energy board of directors and current members of the post-merger Duke Energy board of directors, appeared before the NCUC. Ann M. Gray and Michael G. Browning, both members of the pre-merger and post-merger Duke Energy board of directors, appeared before the NCUC on July 20, 2012. All provided testimony on the timing of the decision to replace Mr. Johnson with Mr. Rogers, as well as other related matters.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

The NCUC’s order also requests that Duke Energy provide certain documents related to the issue for its review. Duke Energy also received an Investigative Demand issued by the NCDOJ on July 6, 2012, requesting the production of certain documents related to the issues which are also the subject of the NCUC Investigation. Duke Energy’s responses to these requests were submitted on August 7, 2012.  Duke Energy is unable to predict the ultimate outcome of these proceedings.

Refer to Note 5 for information regarding Progress Energy merger shareholder litigation.

Duke Energy Ohio and Duke Energy Kentucky Regional Transmission Organization Realignment. Duke Energy Ohio, which includes its wholly owned subsidiary Duke Energy Kentucky, transferred control of its transmission assets to effect a Regional Transmission Organization (RTO) realignment from MISO to PJM, effective December 31, 2011.

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

On October 14, 2011, Duke Energy Ohio and Duke Energy Kentucky filed an application with the FERC to establish new wholesale customer rates for transmission service under PJM’s Open Access Transmission Tariff. In this filing, Duke Energy Ohio and Duke Energy Kentucky sought recovery of their legacy MTEP costs, including MVP costs, and submitted an analysis showing that the benefits of the RTO realignment outweigh the costs to the customers. The new rates went into effect, subject to refund, on January 1, 2012. Protests were filed by certain transmission customers. On April 24, 2012, FERC issued an order in which it, among other things, denied recovery of legacy MTEP costs without prejudice to the right of Duke Energy Ohio and Duke Energy Kentucky to make another filing including a more comprehensive cost-benefit analysis to support such recovery. Settlement discussions are underway with the relevant intervening parties that address matters raised in the initial October 14, 2011 filing.

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

On December 29, 2011, MISO filed with FERC a Schedule 39 to MISO’s tariff. Schedule 39 provides for the allocation of MVP costs to a withdrawing owner based on the owner’s actual transmission load after the owner’s withdrawal from MISO, or, if the owner fails to report such load, based on the owner’s historical usage in MISO assuming annual load growth. On January 19, 2012, Duke Energy Ohio and Duke Energy Kentucky filed with FERC a protest of the allocation of MVP costs to them under Schedule 39. On February 27, 2012, the FERC accepted Schedule 39 as a just and reasonable basis for MISO to charge for MVP costs, a transmission owner that withdraws from MISO after January 1, 2012. The FERC set for hearing whether MISO’s proposal to use the methodology in Schedule 39 to calculate the obligation of transmission owners who withdrew from MISO prior to January 1, 2012 (such as Duke Energy Ohio and Duke Energy Kentucky) to pay for MVP costs is consistent with the MVP-related withdrawal obligations in the tariff at the time that they withdrew from MISO, and, if not, what amount of, and methodology for calculating, any MVP cost responsibility should be. On March 28, 2012, Duke Energy Ohio and Duke Energy Kentucky filed a request for rehearing of FERC’s order on MISO’s Schedule 39. This hearing is expected to be scheduled for the first quarter of 2013.

On December 31, 2011, Duke Energy Ohio recorded a liability for its MISO exit obligation and share of MTEP costs, excluding MVP, of approximately $110 million. This liability was recorded within Other in Current liabilities and Other in Deferred credits and other liabilities on Duke Energy

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Ohio’s Condensed Consolidated Balance Sheets upon exit from MISO on December 31, 2011. Approximately $74 million of this amount was recorded as a regulatory asset while $36 million was recorded to Operation, maintenance and other in Duke Energy Ohio’s Condensed Consolidated Statements of Operations and Comprehensive Income.  In addition to the above amounts, Duke Energy Ohio may also be responsible for costs associated with MISO MVP projects. Duke Energy Ohio is contesting its obligation to pay for such costs. However, depending on the final outcome of this matter, Duke Energy Ohio could incur material costs associated with MVP projects, which are not reasonably estimable at this time. Regulatory accounting treatment will be pursued for any costs incurred in connection with the resolution of this matter.

The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO:

	Balance at	Provision /	Cash	Balance at
(in millions)	December 31, 2011	Adjustments	Reductions	June 30, 2012
Duke Energy Ohio	$110	$2	$(15)	$97

Duke Energy Indiana Phase 2 Environmental Compliance Proceeding. On June 28, 2012, Duke Energy Indiana filed with the IURC a plan for the addition of certain environmental pollution control projects on several of  its coal-fired generating units in order to comply with existing and proposed environmental rules and regulations. The plan calls for a combination of selective catalytic reduction systems, dry sorbent injection systems for SO3 mitigation, activated carbon injection systems and/or mercury re-emission chemical injection systems. The capital costs are estimated at $450 million (excluding AFUDC). Duke Energy Indiana also indicated that it preliminarily anticipates the retirement of Wabash River Units 2 through 5 in 2015 and is still evaluating future equipment additions or retirement of Wabash River Unit 6. A procedural schedule for the IURC proceeding has not been established.

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

5. Commitments and Contingencies

Environmental.

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

Remediation Activities. The Duke Energy Registrants are responsible for environmental remediation at various contaminated sites. These include some properties that are part of ongoing operations and sites formerly owned or used by Duke Energy entities. In some cases, Duke Energy no longer owns the property. Managed in conjunction with relevant federal, state and local agencies, activities vary with site conditions and locations, remediation requirements, complexity and sharing of responsibility. If remediation activities involve statutory joint and several liability provisions, strict liability, or cost recovery or contribution actions, the Duke Energy Registrants could potentially be held responsible for contamination caused by other parties. In some instances, the Duke Energy Registrants may share liability associated with contamination with other potentially responsible parties, and may also benefit from insurance policies or contractual indemnities that cover some or all cleanup costs. Reserves associated with remediation activities at certain sites have been recorded and it is anticipated that additional costs associated with remediation activities at certain sites will be incurred in the future. All of these sites generally are managed in the normal course of business or affiliate operations. The Duke Energy Registrants have accrued costs associated with remediation activities at some of its current and former sites, as well as other relevant environmental contingent liabilities. Management, in the normal course of business, continually assesses the nature and extent of known or potential environmentally related contingencies and records liabilities when losses become probable and are reasonably estimable. Costs associated with remediation activities within the Duke Energy Registrants’ operations are typically expensed unless regulatory recovery of the costs is deemed probable.

As of June 30, 2012, Duke Energy Ohio had a total reserve of $22 million, related to remediation work at certain former manufactured gas plant (MGP) sites. Duke Energy Ohio has received an order from the PUCO to defer the costs incurred. As of June 30, 2012, Duke Energy Ohio has incurred and deferred $75 million of costs related to the MGP sites. The PUCO will rule on the recovery of these costs at a future proceeding. Management believes it is probable that additional liabilities will be incurred as work progresses at Ohio MGP sites; however, costs associated with future remediation cannot currently be reasonably estimated.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

The EPA recently modified a previous settlement agreement that now calls for the EPA to finalize the 316(b) rule by June 2013. Compliance with portions of the rule could begin as early as 2016. Because of the wide range of potential outcomes, including the other three alternative proposals, the Duke Energy Registrants are unable to estimate its costs to comply at this time.

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

Numerous petitions for review of the CSAPR and motions for stay of the CSAPR were filed with the United States Court of Appeals for the District of Columbia. On December 30, 2011, the court ordered a stay of the CSAPR pending the court’s resolution of the various petitions for review. Based on the court’s order, the EPA continues to administer the Clean Air Interstate Rule that the Duke Energy Registrants have been complying with since 2009 and which was to be replaced by the CSAPR beginning in 2012. Oral arguments in the case were held on April 13, 2012. A decision is expected in the third quarter of 2012.

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

Coal Combustion Product (CCP) Management. Duke Energy currently estimates that it will spend $259 million ($78 million at Duke Energy Carolinas, $63 million at Duke Energy Ohio and $118 million at Duke Energy Indiana) over the period 2012-2016 to install synthetic caps and liners at existing and new CCP landfills and to convert some of its CCP handling systems from wet to dry systems to comply with current regulations. A significant portion of the estimated spending will be capitalized as property, plant and equipment, while certain of the costs are the result of a legal obligation as defined by accounting guidance applicable to asset retirement obligations. The Duke Energy Registrants expect to recover the costs associated with regulated operations through routine regulatory rate proceedings. The EPA and a number of states are considering additional regulatory measures that will contain specific and more detailed requirements for the management and disposal of CCPs, primarily ash, which will also impact the Duke Energy Registrants’ coal-fired power plants.

On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, coal combustion residuals (CCR), a term the EPA uses to describe the CCPs associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. Duke Energy cannot predict the outcome of this rulemaking. However, based on the proposal, the cost of complying with the final regulation will be material. The timing of a final rule is uncertain, but is not expected before sometime in 2013 at the earliest. A lawsuit has been filed in federal court seeking an unspecified legal deadline for the EPA to issue a final rule. The EPA is opposing the imposition of a legal deadline.

Mercury and Air Toxics Standards (MATS). The final Mercury and Air Toxics Standards rule (previously referred to as the Utility MACT Rule) was published in the Federal Register on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants, including mercury from new and existing coal-fired electric generating units. The rule requires sources to comply with the emission limits by April 16, 2015. Under the Clean Air Act, permitting authorities have the discretion to grant up to a 1-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants are evaluating the requirements of the rule and developing strategies for complying with the rule’s requirements. Strategies to achieve compliance with the final MATS rules are likely to include installing new or upgrading existing air emission control equipment, developing monitoring processes and accelerating retirement of some coal-fired electric-generating units. For additional information, refer to Note 4, Regulatory Matters, regarding potential plant retirements.

Numerous petitions for review of the final MATS rule have been filed with the United States Court of Appeals for the District of Columbia. The court has not established a schedule for the litigation. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect the MATS requirements as they apply to the Duke Energy Registrants.

As finalized, the cost to the Duke Energy Registrants to comply with the regulation will be material.

EPA Greenhouse Gas New Source Performance Standards (NSPS). On April 13, 2012, the EPA published in the Federal Register its proposed rule to establish carbon dioxide (CO2) emissions standards for pulverized coal, IGCC, and natural gas combined cycle electric generating units that are permitted and constructed in the future. The proposal would not apply to any of the Duke Energy Registrants’ coal (which includes IGCC) and natural gas generation plants that are currently under construction or in operation. Any future pulverized coal and IGCC units will have to employ carbon capture and storage (CCS) technology to meet the CO2 emission standard the EPA has proposed. The proposed standard will not require new natural gas combined cycle facilities to install CCS technology.

Management does not expect any material impact on the Duke Energy Registrants’ future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal. It is not known when the EPA might finalize the rule.

Estimated Cost and Impacts of EPA Rulemakings. While the ultimate compliance requirements for the Duke Energy Registrants for MATS, Clean Water Act 316(b), CSAPR and CCRs will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate that the cost of new control equipment that may need to be installed on existing power plants to comply with this group of rules could total $4.5 billion to $5 billion, excluding AFUDC, over the next 10 years. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with these EPA regulations, and also expect to incur costs for replacement generation for potential coal plant retirements. Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

The Duke Energy Registrants intend to seek regulatory recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

Litigation.

Duke Energy

Progress Energy Merger Shareholder Litigation. On July 20, 2012, Duke Energy was served with a shareholder Derivative Complaint filed in the Delaware Chancery Court (Rupp v. Rogers, et al). The lawsuit names as defendants Jim Rogers and the ten other members of the Duke Energy board of directors who were also members of the pre-merger Duke Energy board of directors (Legacy Duke Directors).  Duke Energy is named as a nominal defendant.  The lawsuit alleges claims for breach of fiduciary duties of loyalty and care by the defendants in connection with the post-merger change in CEO, as discussed in Note 4.

On August 3, 2012, Duke Energy was served with a second shareholder Derivative Complaint, which has been transferred to the North Carolina Business Court (Krieger v. Johnson, et al). The lawsuit names as defendants, William D. Johnson, James E. Rogers and the Legacy Duke Directors.  Duke Energy is named as a nominal defendant.  The lawsuit alleges claims for breach of fiduciary duty in granting excessive compensation to Mr. Johnson.

Duke Energy has also received three purported securities class action lawsuits.  The first case (Craig v. Duke Energy Corporation, et al,) was filed on July 24, 2012, in the United States District Court for the Eastern District of North Carolina, Western Division and is brought on behalf of all persons who purchased Duke Energy stock between June 28, 2012 and July 9, 2012.  The second case (Nieman v. Duke Energy Corporation, et al,) was filed on July 24, 2012, in the United States District Court for the Western District of North Carolina on behalf of all persons who exchanged shares of Progress Energy common stock for shares of Duke Energy common stock in connection with the merger.  The third case (Sunner v. Duke Energy Corporation, et al,) was filed on July 30, 2012, in the United States District Court for the Western District of North Carolina on behalf of all persons who purchased stock of Duke Energy between June 11, 2012 and July 9, 2012   All three of these lawsuits name as defendants the Legacy Duke Directors. The Craig and Nieman  cases also name certain officers of the company.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits. Additional lawsuits may be filed.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. The plaintiffs in the case have requested damages in the range of $95 million to $400 million related to the cost of relocating the Village of Kivalina. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss. The plaintiffs filed a notice of appeal and the Ninth Circuit Court of Appeals held argument in the case on November 28, 2011. Although Duke Energy believes the likelihood of loss is remote based on current case law, it is not possible to predict the ultimate outcome of this matter.

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

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian Electricity Regulatory Agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new charges are based upon a flat-fee that fails to take into account the locational usage by each generator. DEIGP’s additional assessment under these Resolutions amounts to approximately $59 million, inclusive of interest, through June 2012. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL imposed an additional fine against DEIGP in the amount of $9 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, an order requiring that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

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

Brazil Expansion Lawsuit. On August 9, 2011, the State of São Paulo filed a lawsuit in Brazilian state court against DEIGP based upon a claim that DEIGP is under a continuing obligation to expand installed generation capacity by 15% pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

expansion plan in satisfaction of the 15% obligation.  DEIGP has previously taken a position that the 15% expansion obligation is no longer viable given the changes that have occurred in the electric energy sector since privatization of that sector. After filing various objections, defenses and appeals regarding the referenced order, DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved its objections regarding enforceability. The parties will in due course present evidence to the court regarding their respective positions. No trial date has been set.

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

The plaintiffs filed a demand for a jury trial, a motion to transfer the case to the federal district court, and a motion to consolidate the case with a separate action filed by the plaintiffs against Duke Energy’s legal counsel. On March 22, 2012, the federal District Court issued an order denying the defendant’s motion to dismiss and granting the plaintiffs’ motions for transfer and consolidation. The court has not yet made a final ruling on whether the plaintiffs are entitled to a jury trial. Trial on this matter has been set to commence in January 2014. Duke Energy has agreed to participate in a mediation of this matter, currently scheduled for August 21 and 22, 2012.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this lawsuit.

Federal Advanced Clean Coal Tax Credits. Duke Energy Carolinas has been awarded $125 million of federal advanced clean coal tax credits associated with its construction of Cliffside Unit 6 and Duke Energy Indiana has been awarded $134 million of federal advanced clean coal tax credits associated with its construction of the Edwardsport IGCC plant. In March 2008, two environmental groups, Appalachian Voices and the Canary Coalition, filed suit against the Federal government challenging the tax credits awarded to incentivize certain clean coal projects. Although Duke Energy was not a party to the case, the allegations center on the tax incentives provided for the Cliffside and Edwardsport projects. The initial complaint alleged a failure to comply with the National Environmental Policy Act. The first amended complaint, filed in August 2008, added an Endangered Species Act claim and also sought declaratory and injunctive relief against the DOE and the U.S. Department of the Treasury. In 2008, the District Court dismissed the case. On September 23, 2009, the District Court issued an order granting plaintiffs’ motion to amend their complaint and denying, as moot, the motion for reconsideration. Plaintiffs have filed their second amended complaint. The Federal government has moved to dismiss the second amended complaint; the motion is pending. On July 26, 2010, the District Court denied plaintiffs’ motion for preliminary injunction seeking to halt the issuance of the tax credits.

Duke Energy Carolinas

New Source Review (NSR). In 1999-2000, the DOJ, acting on behalf of the EPA and joined by various citizen groups and states, filed a number of complaints and notices of violation against multiple utilities across the country for alleged violations of the NSR provisions of the CAA. Generally, the government alleges that projects performed at various coal-fired units were major modifications, as defined in the CAA, and that the utilities violated the CAA when they undertook those projects without obtaining permits and installing the best available emission controls for SO2, NOx and particulate matter. The complaints seek injunctive relief to require installation of pollution control technology on various generating units that allegedly violated the CAA, and unspecified civil penalties in amounts of up to $32,500 per day for each violation. A number of Duke Energy Carolinas’ plants have been subject to these allegations. Duke Energy Carolinas asserts that there were no CAA violations because the applicable regulations do not require permitting in cases where the projects undertaken are “routine” or otherwise do not result in a net increase in emissions.

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

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of June 30, 2012, there were 188 asserted claims for non-malignant cases with the cumulative relief sought of up to $47 million, and 58 asserted claims for malignant cases with the cumulative relief sought of up to $21 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Condensed Consolidated Balance Sheets totaled $776 million and $801 million as of June 30, 2012 and December 31, 2011, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy in 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $968 million in excess of the self insured retention. Insurance recoveries of $813 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of both June 30, 2012 and December 31, 2011, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged that Duke Energy Ohio (then The Cincinnati Gas & Electric Company), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s pending Rate Stabilization Plan (RSP), which was implemented in early 2005. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit, which heard argument on that appeal on January 11, 2012. On June 4, 2012, the Sixth Circuit Court of Appeals reversed the district court’s decision and remanded the matter on all claims for trial on the merits and on July 25, 2012, the Court denied Duke Energy Ohio’s petition for an en banc review of the case. It is not possible to predict at this time whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this lawsuit.

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

The Duke Energy Registrants have exposure to certain legal matters that are described herein. The Duke Energy Registrants have recorded reserves for these proceedings and exposures as presented in the table below. These reserves represent management’s best estimate of probable loss as defined in the accounting guidance for contingencies. The estimated reasonably possible range of loss for non-asbestos related matters in excess of the recorded reserves is not material. Duke Energy has insurance coverage for certain of these losses incurred as presented in the table below.

(in millions)	June 30, 2012	December 31, 2011
Reserves for Legal Matters(a)
Duke Energy(b)	$792	$810
Duke Energy Carolinas(b)	776	801
Duke Energy Indiana	8	4
Probable Insurance Recoveries(c)
Duke Energy(d)	$813	$813
Duke Energy Carolinas(d)	813	813

(a)	Reserves are classified in the respective Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities.
(b)	Includes reserves for aforementioned asbestos-related injuries and damages claims.
(c)	Insurance recoveries are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables.
(d)	Relates to recoveries associated with aforementioned asbestos-related injuries and damages claims.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

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

Other Debt. DS Cornerstone, LLC, a 50/50 joint venture entity with a third-party joint venture partner, owns two wind generation projects and has executed a third party financing against the two wind generation projects. In April 2012, Duke Energy and SCOA negotiated a $330 million, Construction and 12-year amortizing Term Loan Facility, on behalf of the borrower, a wholly owned subsidiary of the joint venture. The loan agreement is non-recourse to Duke Energy. Duke Energy received proceeds of $319 million upon execution of the loan agreement. This amount represents reimbursement of a significant portion of Duke Energy’s construction costs incurred as of the date of the agreement.

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

On April 4, 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of June 30, 2012 and December 31, 2011, is $209 million and $79 million, respectively. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

At June 30, 2012 Duke Energy had $250 million principal amount of 5.65% senior notes due June 2013 classified as Current maturities of long-term debt on Duke Energy’s Condensed Consolidated Balance Sheets. At December 31, 2011, these notes were classified as Long-term Debt on Duke Energy’s Condensed Consolidated Balance Sheets. Duke Energy currently anticipates satisfying this obligation with proceeds from additional borrowings.

At June 30, 2012 and December 31, 2011, Duke Energy Carolinas had $400 million principal amount of 5.625% senior unsecured notes due November 2012 classified as Current maturities of long-term debt on its Condensed Consolidated Balance Sheets. Duke Energy Carolinas currently anticipates satisfying this obligation with proceeds from additional borrowings.

At June 30, 2012 and December 31, 2011, Duke Energy Ohio had $500 million principal amount of 5.70% debentures due September 2012 classified as Current maturities of long-term debt on its Condensed Consolidated Balance Sheets. Duke Energy currently anticipates satisfying this obligation with proceeds from additional borrowings, in connection with the Duke Energy Ohio generation asset transfer, as discussed in Note 4.

At June 30, 2012 Duke Energy Ohio had $250 million principal amount of 2.10% first mortgage bonds due June 2013 classified as Current maturities of long-term debt on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. At December 31, 2011, these notes were classified as Long-term Debt on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. Duke Energy Ohio currently anticipates satisfying this obligation with proceeds from additional borrowings.

Non-Recourse Notes Payable of VIEs. To fund the purchase of receivables, CRC borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to CRC. The borrowings are secured by the assets of CRC and are non-recourse to Duke Energy. The debt is short-term because the facility has an expiration date of October 2012. At June 30, 2012 and December 31, 2011, CRC borrowings were $269 million and $273 million, respectively, and are reflected as Non-recourse notes payable of VIEs on Duke Energy’s Condensed Consolidated Balance Sheets.

Money Pool. The Subsidiary Registrants receive support for their short-term borrowing needs through participation with Duke Energy and certain of its subsidiaries in a money pool arrangement. Under this arrangement, those companies with short-term funds may provide short-term loans to affiliates participating under this arrangement. The money pool is structured such that the Subsidiary Registrants separately manage their cash needs and working capital requirements. Accordingly, there is no net settlement of receivables and payables between the money pool participants. Per the terms of the money pool arrangement, the parent company, Duke Energy may loan funds to its participating subsidiaries, but may not borrow funds

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

through the money pool. Accordingly, as the money pool activity is between Duke Energy and its wholly owned subsidiaries, all money pool balances are eliminated within Duke Energy’s Condensed Consolidated Balance Sheets. The following table shows the Subsidiary Registrants’ money pool balances and classification within their respective Condensed Consolidated Balance Sheets:

	June 30, 2012				December 31, 2011
(in millions)	Receivables	Notes Payable		Long-term Debt	Receivables	Notes Payable		Long-term Debt
Duke Energy Carolinas	$244	$	―	$300	$923	$	―	$300
Duke Energy Ohio	181		―	―	311		―	―
Duke Energy Indiana	―		113	150	―		300	150

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants’ Condensed Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows.

Available Credit Facilities. In November 2011, Duke Energy entered into a new $6 billion, five-year master credit facility, with $4 billion available at closing and the remaining $2 billion became effective July 2, 2012, following the closing of the merger with Progress Energy. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of June 30, 2012. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for certain amounts outstanding under the money pool arrangement.

This summary only includes Duke Energy’s master credit facility and, accordingly excludes certain demand facilities and committed facilities that are immaterial in size or which generally support very specific requirements, which primarily include facilities that backstop various outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.

	June 30, 2012
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility Size	$1,250	$1,250	$750	$750	$4,000

Notes Payable and Commercial Paper	(518)	(300)	―	(216)	(1,034)
Outstanding Letters of Credit	(20)	(7)	―	―	(27)
Tax-Exempt Bonds	―	(95)	(84)	(81)	(260)
Available Capacity	$712	$848	$666	$453	$2,679

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2012, each of the Duke Energy Registrants were in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

7. Goodwill

On July 2, 2012, Duke Energy completed the previously announced merger with Progress Energy, which will result in incremental goodwill to Duke Energy in the third quarter of 2012.  See Note 2 for additional information.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Goodwill
The following tables show goodwill by reportable operating segment for Duke Energy and Duke Energy Ohio:

Duke Energy
(in millions)	USFE&G	Commercial Power	International Energy	Total
Balance at December 31, 2011:
Goodwill	$3,483	$940	$297	$4,720
Accumulated Impairment Charges	―	(871)	―	(871)
Balance at December 31, 2011, as adjusted for accumulated impairment charges	3,483	69	297	3,849
Balance at June 30, 2012:
Goodwill	3,483	940	297	4,720
Accumulated Impairment Charges	―	(871)	―	(871)
Foreign Exchange and Other Changes	―	―	(7)	(7)
Balance at June 30, 2012, as adjusted for accumulated impairment charges	$3,483	$69	$290	$3,842

Duke Energy Ohio
(in millions)	Franchised Electric & Gas	Commercial Power		Total
Balance at December 31, 2011:
Goodwill	$1,137		$1,188	$2,325
Accumulated Impairment Charges	(216)		(1,188)	(1,404)
Balance at December 31, 2011, as adjusted for accumulated impairment charges	921		―	921
Balance at June 30, 2012:
Goodwill	1,137		1,188	2,325
Accumulated Impairment Charges	(216)		(1,188)	(1,404)
Balance at June 30, 2012, as adjusted for accumulated impairment charges	$921	$	―	$921

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

For derivative instruments that qualify and are designated as cash flow hedges, the effective portion of the gain or loss is reported as a component of Accumulated Other Comprehensive Income (AOCI) and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any gains or losses on the derivative that represent either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings. For derivative instruments that qualify and are designated as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item are recognized in earnings in the current period. Any gains or losses on the derivative are included in the same line item as the offsetting loss or gain on the hedged item in the Condensed Consolidated Statements of Operations for Duke Energy, or in the Condensed Consolidated Statements of Comprehensive Income for Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana.

Information presented in the tables below relates to Duke Energy and Duke Energy Ohio. Separate disclosure for Duke Energy Carolinas and Duke Energy Indiana are not always presented as regulatory accounting treatment is applied to substantially all of their derivative instruments.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

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

Commodity Fair Value Hedges. At June 30, 2012, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At June 30, 2012, there were no open commodity derivative instruments that were designated as cash flow hedges.

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

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. As of June 30, 2012, Duke Energy Carolinas does not have undesignated commodity derivatives.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at June 30, 2012 are primarily associated with forward sales and purchases of power, coal and emission allowances, for the Commercial Power segment.

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at June 30, 2012 are primarily associated with forward purchases and sales of power, financial transmission rights and emission allowances.

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

The following table shows the notional amounts for derivatives related to interest rate risk:

Notional Amounts of Derivative Instruments Related to Interest Rate

	Duke Energy	Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2012
Cash Flow Hedges(a)	$1,130	$	―	$	―	$	―
Undesignated Contracts	243		―		27		200
Fair Value Hedges	275		25		250		―
Total Notional Amount	$1,648		$25		$277		$200

(in millions)	December 31, 2011
Cash Flow Hedges(a)	$841	$	―	$	―	$	―
Undesignated Contracts	247		―		27		200
Fair Value Hedges	275		25		250		―
Total Notional Amount	$1,363		$25		$277		$200

(a)	Includes amounts related to non-recourse variable rate long-term debt of VIEs of $755 million at June 30, 2012 and $466 million at December 31, 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Volumes

The following tables show information relating to the volume of Duke Energy and Duke Energy Ohio’s outstanding commodity derivative activity. Amounts disclosed represent the notional volumes of commodities contracts accounted for at fair value. For option contracts, notional amounts include only the delta-equivalent volumes which represent the notional volumes times the probability of exercising the option based on current price volatility. Volumes associated with contracts qualifying for the NPNS exception have been excluded from the table below. Amounts disclosed represent the absolute value of notional amounts. Duke Energy and Duke Energy Ohio have netted contractual amounts where offsetting purchase and sale contracts exist with identical delivery locations and times of delivery. Where all commodity positions are perfectly offset, no quantities are shown below. For additional information on notional dollar amounts of debt subject to derivative contracts accounted for at fair value, see “Interest Rate Risk” section above.

Underlying Notional Amounts for Commodity Derivative Instruments Accounted for At Fair Value

	Duke Energy	Duke Energy Ohio
	June 30, 2012
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	10,751	6,773
Emission allowances NOX (thousands of tons)	3	3
Natural gas (millions of decatherms)	30	21

	December 31, 2011
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	14,118	14,655
Emission allowances NOX (thousands of tons)	9	9
Natural gas (millions of decatherms)	40	2

(a)	Amounts at Duke Energy Ohio include intercompany positions that are eliminated at Duke Energy.

The following tables show fair value amounts of derivative contracts, and the line item(s) in the Condensed Consolidated Balance Sheets in which such amounts are included. The fair values of derivative contracts are presented on a gross basis, even when the derivative instruments are subject to master netting arrangements where Duke Energy nets the fair value of derivative contracts subject to master netting arrangements with the same counterparty on the Condensed Consolidated Balance Sheets. Cash collateral payables and receivables associated with the derivative contracts have not been netted against the fair value amounts.

Location and Fair Value Amounts of Derivatives Reflected in the Condensed Consolidated Balance Sheets

	Duke Energy			Duke Energy Ohio
	June 30, 2012
(in millions)	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	$4	$	―	$4	$	―
Current Liabilities: Other	―		14	―		―
Deferred Credits and Other Liabilities: Other	―		99	―		―
Total Derivatives Designated as Hedging Instruments	$4		$113	$4	$	―
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other(a)	$192		$124	$184		$131
Investments and Other Assets: Other	17		―	18		1
Current Liabilities: Other	4		49	3		12
Deferred Credits and Other Liabilities: Other	49		103	47		59
Interest rate contracts
Current Liabilities: Other	―		2	―		1
Deferred Credits and Other Liabilities: Other(b)	―		84	―		8
Total Derivatives Not Designated as Hedging Instruments	$262		$362	$252		$212
Total Derivatives	$266		$475	$256		$212

(a)	Amount at Duke Energy includes $23 million related to commodity contracts at Duke Energy Indiana which receive regulatory accounting treatment.
(b)	Amount at Duke Energy includes $76 million related to interest rate swaps at Duke Energy Indiana which receive regulatory accounting treatment.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Duke Energy			Duke Energy Ohio
	December 31, 2011
(in millions)	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate contracts
Current Assets: Other	$4	$	―	$3	$	―
Investments and Other Assets: Other	2		―	2		―
Current Liabilities: Other	―		11	―		―
Deferred Credits and Other Liabilities: Other	―		76	―		―
Total Derivatives Designated as Hedging Instruments	$6		$87	$5	$	―
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other	$81		$31	$79		$39
Investments and Other Assets: Other	35		17	29		18
Current Liabilities: Other	136		168	136		146
Deferred Credits and Other Liabilities: Other	25		93	22		33
Interest rate contracts
Current Liabilities: Other	―		2	―		1
Deferred Credits and Other Liabilities: Other(a)	―		75	―		8
Total Derivatives Not Designated as Hedging Instruments	$277		$386	$266		$245
Total Derivatives	$283		$473	$271		$245

(a)	Amounts at Duke Energy include $67 million related to interest rate swaps at Duke Energy Indiana which receive regulatory accounting treatment.

The following table shows the amount of the gains and losses recognized on derivative instruments designated and qualifying as cash flow hedges by type of derivative contract, and the Condensed Consolidated Statements of Operations line items in which such gains and losses are included for Duke Energy.

Cash Flow Hedges—Location and Amount of Pre-Tax Gains (Losses) Recognized in Comprehensive Income

	Three Months Ended
	June 30,
(in millions)	2012	2011
Pre-tax Gains (Losses) Recorded in AOCI
Interest rate contracts	$(44)	$(10)
Total Pre-tax Gains (Losses) Recorded in AOCI	$(44)	$(10)
Location of Pre-tax Gains (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	$(1)	$(2)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$(1)	$(2)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

	Six Months Ended
	June 30,
(in millions)	2012	2011
Pre-tax Gains (Losses) Recorded in AOCI
Interest rate contracts	$(26)	$(7)
Total Pre-tax Gains (Losses) Recorded in AOCI	$(26)	$(7)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	$(2)	$(3)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$(2)	$(3)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

There were no gains or losses on cash flow hedges recorded or reclassified at Duke Energy Ohio for the six months ended June 30, 2012 and 2011, respectively. There were no hedge ineffectiveness during the six months ended June 30, 2012 and 2011, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy.  At June 30, 2012, $129 million of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remains in AOCI and a $10 million pre-tax loss is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio.  At June 30, 2012, there were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI.

The following tables show the amount of the pre-tax gains and losses recognized on undesignated contracts by type of derivative instrument, and the line item(s) in the Condensed Consolidated Statements of Comprehensive Income in which such gains and losses are included or deferred on the Condensed Consolidated Balance Sheets as regulatory assets or liabilities.

Undesignated Contracts—Location and Amount of Pre-Tax Gains and (Losses) Recognized in Income or as Regulatory Assets
or Liabilities

	Duke Energy			Duke Energy Ohio
	Three Months Ended June 30,
(in millions)	2012		2011	2012		2011
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric, natural gas and other		―	(12)		4		(16)
Interest rate contracts
Interest expense		―	―		(1)		(1)
Total Pre-tax (Losses) Gains Recognized in Earnings(a)	$	―	$(12)		$3		$(17)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset		$1	$(1)	$	―	$	―
Regulatory Liability		17	11		―		(1)
Interest rate contracts
Regulatory Asset		(32)	(21)		(1)		―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets or Liabilities		$(14)	$(11)		$(1)		$(1)

(a)			Amounts include Duke Energy Ohio intercompany positions that are eliminated at Duke Energy.

	Duke Energy				Duke Energy Ohio
	Six Months Ended June 30,
(in millions)	2012		2011		2012	2011
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, non-regulated electric, natural gas and other		36		(25)	75	(22)
Fuel used in electric generation and purchased power - non-regulated		―		(1)	―	(1)
Interest rate contracts
Interest expense		―		―	(1)	(1)
Total Pre-tax (Losses) Gains Recognized in Earnings(a)		$36		$(26)	$74	$(24)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$	―		$(1)	$(2)	$(1)
Regulatory Liability		22		10	1	―
Interest rate contracts
Regulatory Asset		(10)		(9)	―	―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets of Liabilities		$12	$	―	$(1)	$(1)

(a)					Amounts include Duke Energy Ohio intercompany positions that are eliminated at Duke Energy.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

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

The following table shows information with respect to derivative contracts that are in a net liability position and contain objective credit-risk related payment provisions. The amounts disclosed in the table below represent the aggregate fair value amounts of such derivative instruments at the end of the reporting period, the aggregate fair value of assets that are already posted as collateral under such derivative instruments at the end of the reporting period, and the aggregate fair value of additional assets that would be required to be transferred in the event that credit-risk-related contingent features were triggered.

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

	Duke Energy	Duke Energy Ohio
(in millions)	June 30, 2012
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$193	$189
Collateral Already Posted	$67	$44
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$6	$4

(in millions)	December 31, 2011
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$96	$94
Collateral Already Posted	$36	$35
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$5	$5

Netting of Cash Collateral and Derivative Assets and Liabilities Under Master Netting Arrangements. In accordance with applicable accounting rules, Duke Energy and Duke Energy Ohio have elected to offset fair value amounts (or amounts that approximate fair value) recognized on their Condensed Consolidated Balance Sheets related to cash collateral amounts receivable or payable against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting agreement. The amounts disclosed in the table below represent the receivables related to the right to reclaim cash collateral and payables related to the obligation to return cash collateral under master netting arrangements. See Note 9 for additional information on fair value disclosures related to derivatives.

Information Regarding Cash Collateral under Master Netting Arrangements

	Duke Energy			Duke Energy Ohio
	June 30, 2012
(in millions)	Receivables	Payable		Receivables	Payable
Amounts offset against net derivative positions	$ ―		$1	$ ―	$	―
Amounts not offset against net derivative positions	$73	$	―	$49	$	―

	December 31, 2011
(in millions)	Receivables	Payable		Receivables	Payable
Amounts offset against net derivative positions	$10	$	―	$9	$	―
Amounts not offset against net derivative positions	$30	$	―	$28	$	―

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

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

Valuation methods of the primary fair value measurements disclosed below are as follows:

Investments in equity securities. Investments in equity securities, other than those accounted for as equity and cost method investments, are typically valued at the closing price in the principal active market as of the last business day of the quarter. Principal active markets for equity prices include published exchanges such as NASDAQ and NYSE. Foreign equity prices are translated from their trading currency using the currency exchange rate in effect at the close of the principal active market. Prices have not been adjusted to reflect for after-hours market activity. The majority of investments in equity securities are valued using Level 1 measurements.

Investments in available-for-sale auction rate securities. Duke Energy holds auction rate securities for which an active market does not currently exist. During the three and six months ended June 30, 2012, $39 million of these investments in auction rate securities were redeemed at full par value plus accrued interest. Auction rate securities held are student loan securities for which approximately 90% is ultimately backed by the U.S. government. Approximately 25% of these securities are AAA rated. As of June 30, 2012 and December 31, 2011 all of these auction rate securities are classified as long-term investments and are valued using Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models which incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par (ranging from zero to 17 years), the current level of interest rates (less than 0.5%), and the appropriate risk-adjusted discount rates (up to 5.3% reflecting a tenor of up to 17 years). In preparing the valuations, all significant value drivers were considered, including the underlying collateral (primarily evaluated on the basis of credit ratings, parity ratios and the percentage of loans backed by the U.S. government). Auction rate securities which are classified as Short-term investments are valued using Level 2 measurements, as they are valued at par based on a commitment by the issuer to redeem at par value. There were no auction rate securities classified as Short-term investments as of June 30, 2012 or December 31, 2011.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three months ended and six months ended June 30, 2012 or 2011.

Investments in debt securities. Most debt investments (including those held in the Nuclear Decommissioning Trust Funds (NDTF)) are valued based on a calculation using interest rate curves and credit spreads applied to the terms of the debt instrument (maturity and coupon interest rate) and consider the counterparty credit rating. Most debt valuations are Level 2 measurements. If the market for a particular fixed income security is relatively inactive or illiquid, the measurement is a Level 3 measurement. U.S. Treasury debt is typically a Level 1 measurement. For certain investments that are valued on a net asset value per share (or its equivalent), or the net asset value basis, when Duke Energy does not have the ability to redeem the investment in the near term at net asset value per share (or its equivalent), or the net asset value is not available as of the measurement date, the fair value measurement of the investment is categorized as Level 3.

Commodity derivatives. The pricing for commodity derivatives is primarily a calculated value which incorporates the forward price and is adjusted for liquidity (bid-ask spread), credit or non-performance risk (after reflecting credit enhancements such as collateral) and discounted to present value. The primary difference between a Level 2 and a Level 3 measurement has to do with the level of activity in forward markets for the commodity. If the market is relatively inactive, the measurement is deemed to be a Level 3 measurement. Commodity derivatives with clearinghouses are classified as Level 1 measurements.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Duke Energy

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy's Condensed

Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at
(in millions)	June 30, 2012	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$41	$	―	$	―	$41
Nuclear decommissioning trust fund equity securities	1,470		1,406		46	18
Nuclear decommissioning trust fund debt securities	734		78		610	46
Other long-term trading and available-for-sale equity securities(b)	74		66		8	―
Other trading and available-for-sale debt securities(c)	481		28		453	―
Derivative assets(b)	89		16		9	64
Total Assets	2,889		1,594		1,126	169
Derivative liabilities(d)	(298)		(12)		(203)	(83)
Net Assets	$2,591		$1,582		$923	$86

	Total Fair Value Amounts at
(in millions)	December 31, 2011	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$71	$	―	$	―	$71
Nuclear decommissioning trust fund equity securities	1,337		1,285		46	6
Nuclear decommissioning trust fund debt securities	723		109		567	47
Other long-term trading and available-for-sale equity securities(b)	68		61		7	―
Other trading and available-for-sale debt securities(c)	382		22		360	―
Derivative assets(b)	74		43		6	25
Total Assets	2,655		1,520		986	149
Derivative liabilities(d)	(264)		(36)		(164)	(64)
Net Assets	$2,391		$1,484		$822	$85

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Investments and Other Assets and Short-term Investments on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Three Months Ended June 30, 2012
Balance at March 31, 2012	$72	$56	$(42)	$86
Total pre-tax realized or unrealized losses included in earnings:
Regulated electric	―	―	17	17
Revenue, non-regulated electric, natural gas, and other	―	―	(1)	(1)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	8	―	―	8
Purchases, sales, issuances and settlements:
Purchases	―	7	22	29
Settlements	(39)	―	(15)	(54)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	1	―	1
Balance at June 30, 2012	$41	$64	$(19)	$86
Three Months Ended June 30, 2011
Balance at March 31, 2011	$122	$48	$(24)	$146
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	―	―	(11)	(11)
Total pre-tax losses included in other comprehensive income:
Losses on available for sale securities and other	(1)	―	―	(1)
Purchases, sales, issuances and settlements:
Purchases	―	6	―	6
Sales	―	(1)	―	(1)
Settlements	(22)	―	(6)	(28)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	―	19	19
Transfers out of Level 3	(9)	―	―	(9)
Balance at June 30, 2011	$90	$53	$(22)	$121

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)	Total
Six Months Ended June 30, 2012
Balance at December 31, 2011		$71		$53	$(39)	$85
Total pre-tax realized or unrealized losses included in earnings:
Regulated electric		―		―	25	25
Revenue, non-regulated electric, natural gas, and other		―		―	(3)	(3)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other		9		―	―	9
Purchases, sales, issuances and settlements:
Purchases		―		9	22	31
Settlements		(39)		―	(24)	(63)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		2	―	2
Balance at June 30, 2012		$41		$64	$(19)	$86
Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2012
	Revenue, non-regulated electric, natural gas, and other	―		―	3	3
Total	$	―	$	―	$3	$3
Six Months Ended June 30, 2011
Balance at December 31, 2010		$118		$47	$(19)	$146
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other		―		―	(19)	(19)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other		5		―	―	5
Purchases, sales, issuances and settlements:
Purchases		―		7	―	7
Sales		―		(3)	―	(3)
Settlements		(24)		―	(3)	(27)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		2	19	21
Transfers out of Level 3		(9)		―	―	(9)
Balance at June 30, 2011		$90		$53	$(22)	$121
Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2012
	Revenue, non-regulated electric, natural gas, and other	―		―	(10)	(10)
Total	$	―	$	―	$(10)	$(10)

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Duke Energy Carolinas

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Carolinas’

Condensed Consolidated Balance Sheets at fair value. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at
(in millions)	June 30, 2012	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$6	$	―	$	―	$6
Nuclear decommissioning trust fund equity securities	1,470		1,406		46	18
Nuclear decommissioning trust fund debt securities	734		78		610	46
Derivative assets(b)	1		―		1	―
Total Assets	$2,211		$1,484		$657	$70

	Total Fair Value Amounts at
(in millions)	December 31, 2011	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$12	$	―	$	―	$12
Nuclear decommissioning trust fund equity securities	1,337		1,285		46	6
Nuclear decommissioning trust fund debt securities	723		109		567	47
Derivative assets(b)	1		―		1	―
Total Assets	$2,073		$1,394		$614	$65

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
Three Months Ended June 30, 2012
Balance at March 31, 2012	$12	$56	$68
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	2	―	2
Purchases, sales, issuances and settlements:
Purchases	―	7	7
Settlements	(8)	―	(8)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	1	1
Balance at June 30, 2012	6	$64	$70
Three Months Ended June 30, 2011
Balance at March 31, 2011	$12	$48	$60
Purchases, sales, issuances and settlements:
Purchases	―	6	6
Sales	―	(1)	(1)
Balance at June 30, 2011	$12	$53	$65

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Total
Six Months Ended June 30, 2012
Balance at December 31, 2011	$12	$53	$65
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	2	―	2
Purchases, sales, issuances and settlements:
Purchases	―	9	9
Settlements	(8)	―	(8)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	2	2
Balance at June 30, 2012	$6	$64	$70
Six Months Ended June 30, 2011
Balance at December 31, 2010	$12	$47	$59
Purchases, sales, issuances and settlements:
Purchases	―	7	7
Sales	―	(3)	(3)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	2	2
Balance at June 30, 2011	$12	$53	$65

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s
Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8.

	Total Fair Value Amounts at
(in millions)	June 30, 2012	Level 1	Level 2	Level 3
Derivative assets(a)	$74	$62	$4	$8
Derivative liabilities(b)	(30)	(11)	(9)	(10)
Net Assets (Liabilities)	$44	$51	$(5)	$(2)

	Total Fair Value Amounts at
(in millions)	December 31, 2011	Level 1	Level 2	Level 3
Derivative assets(a)	$56	$42	$5	$9
Derivative liabilities(b)	(30)	(10)	(8)	(12)
Net Assets (Liabilities)	$26	$32	$(3)	$(3)

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

(in millions)	Derivatives (net)
Three Months Ended June 30, 2012
Balance at March 31, 2012	$(4)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	1
Purchases, sales, issuances and settlements:
Settlements	2
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(1)
Balance at June 30, 2012	$(2)
Three Months Ended June 30, 2011
Balance at March 31, 2011	$17
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	(10)
Balance at June 30, 2011	$7

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

(in millions)	Derivatives (net)
Six Months Ended June 30, 2012
Balance at December 31, 2011	$(3)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	1
Purchases, sales, issuances and settlements:
Settlements	2
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(2)
Balance at June 30, 2012	$(2)
Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2012:
Revenue, non-regulated electric and other	$1
Total	$1
Six Months Ended June 30, 2011
Balance at December 31, 2010	$13
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	(6)
Purchases, sales, issuances and settlements:
Settlements	(1)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	1
Balance at June 30, 2011	$7
Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at June 30, 2011:
Revenue, non-regulated electric and other	$1
Total	$1

Duke Energy Indiana

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Indiana’s

Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at
(in millions)	June 30, 2012	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$46	$46	$	―	$	―
Available-for-sale debt securities(a)	29	―		29		―
Derivative assets(b)	23	1		―		22
Total Assets	98	47		29		$22
Derivative liabilities(c)	(76)	―		(76)		―
Net Assets (Liabilities)	$22	$47		$(47)		$22

	Total Fair Value Amounts at
(in millions)	December 31, 2011	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$46	$46	$	―	$	―
Available-for-sale debt securities(a)	28	―		28		―
Derivative assets(b)	4	―		―		4
Total Assets	78	46		28		$4
Derivative liabilities(c)	(69)	(1)		(68)		―
Net Assets (Liabilities)	$9	$45		$(40)		$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Derivatives
(in millions)	(net)
Three Months Ended June 30, 2012
Balance at March 31, 2012	$3
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	16
Purchases, sales, issuances and settlements:
Sales	22
Settlements	(19)
Balance at June 30, 2012	$22
Three Months Ended June 30, 2011
Balance at March 31, 2011	$1
Purchases, sales, issuances and settlements:
Settlements	(10)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	19
Balance at June 30, 2011	$10

Derivatives
(in millions)	(net)
Six Months Ended June 30, 2012
Balance at December 31, 2011	$4
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	24
Purchases, sales, issuances and settlements:
Sales	22
Settlements	(29)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	1
Balance at June 30, 2012	$22
Six Months Ended June 30, 2011
Balance at December 31, 2010	$4
Purchases, sales, issuances and settlements:
Settlements	(12)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	18
Balance at June 30, 2011	$10

Additional Fair Value Disclosures—Long-term debt, including current maturities:

         The fair value of long-term debt is summarized in the following table. Judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates determined are not necessarily indicative of the amounts the Duke Energy Registrants could have settled in current markets. The fair value of the long-term debt is determined using Level 2 measurements.

	As of June 30, 2012		As of December 31, 2011
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy (a)	$20,324	$23,028	$20,573	$23,053
Duke Energy Carolinas(b)	$8,522	$9,996	$9,274	$10,629
Duke Energy Ohio	$2,551	$2,684	$2,555	$2,688
Duke Energy Indiana	$3,707	$4,346	$3,459	$4,048

(a)	Includes book value of Non-recourse long-term debt of variable interest entities of $915 million and $949 million June 30, 2012 and December 31, 2011, respectively.
(b)	Includes book value of Non-recourse long-term debt of variable interest entities of $300 million at both June 30, 2012 and December 31, 2011, respectively.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

At both June 30, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

 10. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities into two categories – trading and available-for-sale.

Trading Securities. Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities and are reported at fair value in the Condensed Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. At June 30, 2012 and December 31, 2011, the fair value of these investments was $31 million and $32 million, respectively.

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

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Management believes, based on consideration of the criteria above, that no credit loss exists as of June 30, 2012 and December 31, 2011. Management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio and foreign operations investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis. Management has concluded that there were no other-than-temporary impairments for debt or equity securities necessary as of June 30, 2012 and December 31, 2011. Accordingly, all changes in the market value of investments other than the Duke Energy Carolinas NDTF and the Duke Energy Indiana Grantor Trust were reflected as a component of other comprehensive income in 2012 and 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

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

Duke Energy holds corporate debt securities which were purchased using excess cash from its foreign operations. These investments are classified as Short-term Investments on the balance sheet and are available for current operations of Duke Energy’s foreign business. Duke Energy held short-term investments with a fair value of $234 million as of June 30, 2012 and $190 million as of December 31, 2011.

Duke Energy classifies its investments in debt and equity securities held in the Duke Energy Carolinas NDTF (see Note 9 for further information), the Duke Energy Indiana grantor trust and the captive insurance investment portfolio as long-term. Additionally, Duke Energy has classified $41 million carrying value ($50 million par value) and $71 million carrying value ($89 million par value) of investments in auction rate debt securities as long-term at June 30, 2012 and December 31, 2011, respectively, due to market illiquidity factors as a result of continued failed auctions. All of these investments are classified as available-for-sale and, therefore, are reflected on the Condensed Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates. Since management does not intend to use these investments in current operations, these investments are classified as long-term.

The estimated fair values of short-term and long-term investments for Duke Energy, Duke Energy Carolinas and Duke Energy
Indiana are as follows (in millions):

	June 30, 2012			December 31, 2011
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses	Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses	Estimated Fair Value
Duke Energy Carolinas NDTF
Equity Securities	$522	$17	$1,470		$443	$16	$1,337
Corporate Debt Securities	10	2	221		8	2	205
Municipal Bonds	2	―	73		2	―	51
U.S. Government Bonds	12	―	277		16	―	306
Other	4	1	163		4	4	161
Total Duke Energy Carolinas NDTF(a)	$550	$20	$2,204		$473	$22	$2,060
Duke Energy Indiana Grantor Trust
Equity Securities	$7	$1	$46		$5	$1	$46
Municipal Bonds	1	―	28		1	―	28
Total Duke Energy Indiana Grantor Trust(a)	$8	$1	$74		$6	$1	$74
Other Investments
Equity Securities	$1	$1	$20	$	―	$1	$14
Corporate Debt Securities	2	―	295		1	1	241
Municipal Bonds	―	―	1		―	―	―
U.S. Government Bonds	―	―	28		1	―	21
Other	1	―	107		2	―	68
Auction Rate Securities(b)	―	9	41		―	17	71
Total Other Investments	$4	$10	$492		$4	$19	$415
Total Duke Energy Investments	$562	$31	$2,770		$483	$42	$2,549

(a)	Unrealized losses on investments within the Duke Energy Carolinas NDTF and Duke Energy Indiana grantor trust are deferred as regulatory assets pursuant to regulatory accounting treatment.
(b)

At June 30, 2012 and December 31, 2011, $6 million and $12 million of these securities were held by Duke Energy Carolinas, respectively. Gross unrealized holding gains on these securities held by Duke Energy Carolinas were insignificant at both June 30, 2012 and December 31, 2011.  Gross unrealized holding losses on these securities held by Duke Energy Carolinas were $1 million at June 30, 2012 and $3 million at December 31, 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

The table below summarizes the maturity date for debt securities held by Duke Energy, Duke Energy Carolinas, and Duke Energy Indiana.

(in millions)	< 1 Year		1-5 Years	6-10 Years	Thereafter
Duke Energy(a)		$164	$345	$212	$471
Duke Energy Carolinas(a)		$45	$146	$174	$369
Duke Energy Indiana	$	―	$21	$5	$2

(a)			Excludes auction rate securities based on the stated maturity date. See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below for Duke Energy, Duke Energy Carolinas, and Duke Energy Indiana.

	June 30, 2012			December 31, 2011
		Unrealized	Unrealized		Unrealized	Unrealized
		Loss	Loss		Loss	Loss
		Position	Position		Position	Position
(in millions)	Fair Value	>12 months	<12 months	Fair Value	>12 months	<12 months
Duke Energy Carolinas NDTF
Equity Securities	$117	$7	$11	$111	$4	$12
Corporate Debt Securities	29	―	1	57	1	1
Municipal Bonds	21	―	―	―	―	―
U.S. Government Bonds	27	―	―	8	―	―
Other	78	―	1	113	1	3
Total Duke Energy Carolinas NDTF(a)	$272	$7	$13	$289	$6	$16
Duke Energy Indiana Grantor Trust
Equity Securities	$8	$ ―	$1	$8	$ ―	$1
Municipal Bonds	10	―	―	3	―	―
Total Duke Energy Indiana Grantor Trust(a)	$18	$ ―	$1	$11	$ ―	$1
Other Investments
Equity Securities	$6	$1	$ ―	$4	$1	$ ―
Corporate Debt Securities	243	―	―	201	1	―
Municipal Bonds	1	―	―	―	―	―
U.S. Government Bonds	12	―	―	―	―	―
Other	11	―	―	8	―	―
Auction Rate Securities(b)	41	9	―	71	17	―
Total Other Investments	$314	$10	$ ―	$284	$19	$ ―
Total Duke Energy Investments	$604	$17	$14	$584	$25	$17

(a)	Unrealized losses on investments within the Duke Energy Carolinas NDTF and Duke Energy Indiana grantor trust are deferred as regulatory assets pursuant to regulatory accounting treatment.
(b)	At June 30, 2012 and December 31, 2011, $6 million and $12 million of these securities, respectively, were held by Duke Energy

Carolinas. The gross unrealized losses on these securities held by Duke Energy Carolinas which were in an unrealized loss position greater than 12 months were $1 million at June 30, 2012 and $3 million at December 31, 2011.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

CONSOLIDATED VIEs

The table below shows the VIEs that Duke Energy and Duke Energy Carolinas consolidate and how these entities impact Duke Energy’s and Duke Energy Carolinas’ respective Condensed Consolidated Balance Sheets. None of these entities are consolidated by Duke Energy Ohio or Duke Energy Indiana.

Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the six months ended June 30, 2012 and the year ended December 31, 2011, or is expected to be provided in the future, that was not previously contractually required.

	June 30, 2012
	Duke Energy
	Receivables
	Financing
(in millions)	LLC (DERF)(a)	CRC	CinCapV	Renewables	Other	Total
Restricted Receivables of VIEs	$680	$522	$14	$14	$3	$1,233
Other Current Assets	―	―	2	118	7	127
Intangibles, net	―	―	―	34	―	34
Restricted Other Assets of VIEs	―	―	58	17	58	133
Other Assets	―	―	11	2	―	13
Property, Plant and Equipment, Cost	―	―	―	1,357	―	1,357
Accumulated Depreciation and Amortization	―	―	―	(83)	―	(83)
Other Deferred Debits	―	―	―	34	1	35
Total Assets	680	522	85	1,493	69	2,849
Accounts Payable	―	―	―	7	2	9
Non-Recourse Notes Payable	―	269	―	―	―	269
Taxes Accrued	―	―	―	3	―	3
Current Maturities of Long-Term Debt	―	―	12	361	4	377
Other Current Liabilities	―	―	2	20	1	23
Non-Recourse Long-Term Debt	300	―	55	502	58	915
Deferred Income Taxes	―	―	―	155	―	155
Asset Retirement Obligations	―	―	―	18	―	18
Other Liabilities	―	―	9	42	―	51
Total Liabilities	300	269	78	1,108	65	1,820
Noncontrolling Interests	―	―	―	―	2	2
Net Assets of Consolidated VIEs	$380	$253	$7	$385	$2	$1,027

(a)	DERF is a wholly owned limited liability company of Duke Energy Carolinas.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	December 31, 2011
	Duke Energy
	Receivables
	Financing
(in millions)	LLC (DERF)(a)	CRC	CinCapV	Renewables	Other	Total
Restricted Receivables of VIEs	$581	$547	$13	$13	$3	$1,157
Other Current Assets	―	―	2	124	8	134
Intangibles, net	―	―	―	12	―	12
Restricted Other Assets of VIEs	―	―	65	10	60	135
Other Assets	―	―	14	36	―	50
Property, Plant and Equipment, Cost	―	―	―	913	―	913
Accumulated Depreciation and Amortization	―	―	―	(62)	―	(62)
Other Deferred Debits	―	―	―	24	2	26
Total Assets	581	547	94	1,070	73	2,365
Accounts Payable	―	―	―	1	1	2
Non-Recourse Notes Payable	―	273	―	―	―	273
Taxes Accrued	―	―	―	3	―	3
Current Maturities of Long-Term Debt	―	―	11	49	5	65
Other Current Liabilities	―	―	3	59	―	62
Non-Recourse Long-Term Debt	300	―	60	528	61	949
Deferred Income Taxes	―	―	―	160	―	160
Asset Retirement Obligation	―	―	―	13	―	13
Other Liabilities	―	―	13	37	―	50
Total Liabilities	300	273	87	850	67	1,577
Noncontrolling Interests	―	―	―	―	1	1
Net Assets of Consolidated VIEs	$281	$274	$7	$220	$5	$787

(a)	DERF is a wholly owned limited liability company of Duke Energy Carolinas.

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

CRC.  CRC was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to CRC. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by CRC through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by CRC to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from CRC (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by CRC against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to CRC may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. There were no equity infusions to CRC during the six months ended June 30, 2012. During the six months ended June 30, 2011, Duke Energy infused $6 million of equity to Cinergy receivables to remedy net worth deficiencies. The amount borrowed fluctuates based on the amount of receivables sold. The debt is

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

short term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is October 2012. CRC is considered a VIE because the equity capitalization is insufficient to support its operations, the power to direct the most significant activities of the entity are not performed by the equity holder, Cinergy, and deficiencies in the net worth of CRC are not funded by Cinergy, but by Duke Energy. The most significant activity of CRC relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, Duke Energy consolidates CRC. Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC.

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

Renewables. Duke Energy’s renewable energy facilities include Green Frontier Windpower, LLC, Top of The World Wind Energy LLC, DS Cornerstone LLC, and various solar projects, all subsidiaries of DEGS, an indirect wholly owned subsidiary of Duke Energy.

Green Frontier Windpower, LLC, Top of the World Wind Energy, LLC and the various solar projects are VIEs due to power purchase agreements with terms that approximate the expected life of the projects. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power. Duke Energy has consolidated these entities since inception because the most significant activities that impact the economic performance of these renewable energy facilities were the decisions associated with the siting, negotiation of the purchase power agreement, engineering, procurement and construction, and decisions associated with ongoing operations and maintenance related activities, all of which were made solely by Duke Energy.

DS Cornerstone, LLC, a 50/50 joint venture entity with a third-party joint venture partner, owns two windpower projects and has executed a third party financing against the two windpower projects.  DS Cornerstone is currently a VIE as the members equity is not sufficient as of the June 30, 2012 to support the operations of the joint venture as demonstrated by the third party financing.  Duke Energy provided a Production Tax Credit (PTC) Remedy Agreement to the joint venture partner whereby Duke Energy has guaranteed the two windpower projects will achieve commercial operation in 2012 and an agreed to number of wind turbines will qualify for production tax credits. In the event the agreed to number of wind turbines of the two wind generating facilities fail to qualify, the joint venture partner has the option to put its equity ownership interest back to Duke Energy. The PTC Remedy Agreement results in greater loss exposure to Duke Energy and, as a result, Duke Energy will consolidate DS Cornerstone, LLC until both projects reach commercial operation in 2012 and the appropriate number of wind turbines qualify for PTC.

The debt held by these renewable energy facilities is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity or purchase the assets of these renewable energy facilities. Duke Energy does not guarantee performance except for the production tax credit guarantee mentioned above, an immaterial multi-purpose letter of credit and various immaterial debt service reserve and operations and maintenance reserve guarantees. The assets are restricted and they cannot be pledged as collateral or sold to third parties without the prior approval of the debt holders.

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

NON-CONSOLIDATED VIEs

The tables below show the VIEs that the Duke Energy Registrants do not consolidate and how these entities impact the Duke Energy Registrants respective Condensed Consolidated Balance Sheets. As discussed above, while Duke Energy consolidated CRC, Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC as they are not the primary beneficiary.

	June 30, 2012
		Duke Energy							Duke Energy	Duke Energy
(in millions)	DukeNet		Renewables		Other		Total		Ohio	Indiana
Receivables	$	―	$	―	$	―	$	―	$101	$143
Investments in equity method unconsolidated affiliates		122		79		25		226	―	―
Intangibles		―				108		108	108	―
Total Assets		122		79		133		334	209	143
Other Current Liabilities		―		―		3		3	―	―
Deferred Credits and Other Liabilities		―		―		17		17	―	―
Total Liabilities		―		―		20		20	―	―
Net Assets		$122		$79		$113		$314	$209	$143

	December 31, 2011
	Duke Energy								Duke Energy	Duke Energy
(in millions)	DukeNet		Renewables		Other		Total		Ohio	Indiana
Receivables	$	―	$	―	$	―	$	―	$129	$139
Investments in equity method unconsolidated affiliates		129		81		25		235	―	―
Intangibles		―		―		111		111	111	―
Total Assets		129		81		136		346	240	139
Other Current Liabilities		―		―		3		3	―	―
Deferred Credits and Other Liabilities		―		―		18		18	―	―
Total Liabilities		―		―		21		21	―	―
Net Assets		$129		$81		$115		$325	$240	$139

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the six months ended June 30, 2012 and 2011, respectively, or is expected to be provided in the future.

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

The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price (typically approximates 25% of the total proceeds). The subordinated note is a retained interest (right to receive a specified portion of cash flows from the sold assets) and is classified within Receivables in Duke Energy Ohio’s and Duke Energy Indiana’s Condensed Consolidated Balance Sheets. The retained interests reflected on the Condensed Consolidated Balance Sheets of Duke Energy Ohio and Duke Energy Indiana approximate fair value.

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

	Duke Energy Ohio		Duke Energy Indiana
	2012	2011	2012	2011
Anticipated credit loss ratio	0.8%	0.8%	0.4%	0.4%
Discount rate	1.3%	2.6%	1.3%	2.6%
Receivable turnover rate	12.7%	12.7%	10.2%	10.2%

The following table shows the gross and net receivables sold:

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
Receivables sold	$251	$302	$307	$279
Less: Retained interests	102	129	143	139
Net receivables sold	$149	$173	$164	$140

The following tables show the retained interests, sales, and cash flows related to receivables sold:

	Duke Energy Ohio			Duke Energy Indiana
	Three Months Ended June 30,			Three Months Ended June 30,
(in millions)	2012	2011		2012	2011
Sales
Receivables sold	$490		$521	$701		$630
Loss recognized on sale	$3		$5	$3		$4
Cash flows
Cash proceeds from receivables sold	$484		$560	$673		$646
Collection fees received	$1	$	―	$1	$	―
Return received on retained interests	$1		$3	$1		$3

	Duke Energy Ohio		Duke Energy Indiana
	Six Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
Sales
Receivables sold	$1,100	$1,240	$1,407		$1,298
Loss recognized on sale	$7	$11	$6		$8
Cash flows
Cash proceeds from receivables sold	$1,120	$1,337	$1,397		$1,355
Collection fees received	$1	$-	$1	$	―
Return received on retained interests	$3	$7	$3		$7

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, Maintenance and Other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations. The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR plus a fixed rate of 1.00% as of June 30, 2012, as compared to prior month-end LIBOR plus 2.39% as of June 30, 2011.

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

Renewables.  Duke Energy has investments in various entities that generate electricity through the use of renewable energy technology. Some of these entities, which were part of the Catamount acquisition, are VIEs which are not consolidated due to the joint ownership of the entities when they were created and the power to direct and control key activities is shared jointly Instead, Duke Energy’s investment is recorded under the equity method of accounting. These entities are VIEs due to power purchase agreements with terms that approximate the expected life of the project. These fixed price agreements effectively transfer the commodity price risk to the buyer of the power.

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

On July 2, 2012, just prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split. All earnings per share amounts included in this 10-Q are presented as if the one-for-three reverse stock split had been effective January 1, 2011. The following table, which includes the effects of the reverse stock split, illustrates Duke Energy’s basic and diluted EPS calculations and reconciles the weighted-average number of common shares outstanding to the diluted weighted-average number of common shares outstanding:

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

		Average
(in millions, except per-share amounts)	Income	Shares	EPS
Three Months Ended June 30, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$444	446	$0.99
Effect of dilutive securities:
Stock options, performance and restricted stock		―
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	$444	446	$0.99
Three Months Ended June 30, 2011
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$434	444	$0.98
Effect of dilutive securities:
Stock options, performance and restricted stock		―
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	$434	444	$0.98

		Average
(In millions, except per-share amounts)	Income	Shares	EPS
Six Months Ended June 30, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$736	446	$1.65
Effect of dilutive securities:
Stock options, performance and restricted stock		―
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	$736	446	$1.65
Six Months Ended June 30, 2011
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$944	444	$2.13
Effect of dilutive securities:
Stock options, performance and restricted stock		―
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	$944	444	$2.13

As of June 30, 2012 and 2011, 4 million and 2 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

13. Stock-Based Compensation

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

Duke Energy recorded pre-tax stock-based compensation expense for the three and six months ended June 30, 2012 and 2011 as follows:

	Three Months Ended				Six Months Ended
	June 30,				June 30,
(in millions)	2012		2011		2012	2011
Stock Options	$	―	$	―	$2	$2
Restricted Stock Unit Awards		6		6	14	14
Performance Awards		5		5	3	11
Total(a)(b)(c)(d)		$11		$11	$19	$27

(a)					Excludes stock-based compensation cost capitalized of $1 million for each of the three months ended June 30, 2012 and 2011.
(b)					Excludes stock-based compensation cost capitalized of $1 million and $2 million for the six months ended June 30, 2012 and 2011, respectively.
(c)					The tax benefit associated with the recorded expense was $4 million and $5 million for the three months ended June 30, 2012 and 2011, respectively.
(d)					The tax benefit associated with the recorded expense was $7 million and $11 million for the six months ended June 30, 2012 and 2011, respectively.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

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

Duke Energy

The following table shows the components of the net periodic benefit costs for the Duke Energy U.S. qualified pension, non-qualified pension  and other post-retirement benefit plans.

	Three Months Ended				Three Months Ended
	June 30, 2012				June 30, 2011
(in millions)	Qualified Pension Plans(a)	Non-Qualified Pension Plans		Other Post-Retirement Benefit Plans(b)	Qualified Pension Plans(a)	Non-Qualified Pension Plans	Other Post-Retirement Benefit Plans(b)
Service cost	$22	$	―	$1	$24	$1	$3
Interest cost on projected benefit obligation	59		1	9	58	2	9
Expected return on plan assets	(94)		―	(4)	(96)	―	(4)
Amortization of prior service cost (credit)	2		1	(2)	1	―	(2)
Amortization of net transition liability	―		―	2	―	―	2
Amortization of loss (gain)	25		1	(1)	19	―	(1)
Other	1		―	―	5	―	―
Net periodic costs	$15		$3	$5	$11	$3	$7

(a)

Excludes regulatory asset amortization of $4 million and $3 million for each of the three months ended June 30, 2012 and 2011, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Excludes regulatory asset amortization of $2 million for each of the three months ended June 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
(in millions)	Qualified Pension Plans(a)	Non-Qualified Pension Plans	Other Post-Retirements Benefit Plans(b)	Qualified Pension Plans(a)	Non-Qualified Pension Plans	Other Post-Retirements Benefit Plans(b)
Service cost	$45	$1	$3	$48	$1	$4
Interest cost on projected benefit obligation	120	3	17	116	4	18
Expected return on plan assets	(188)	―	(8)	(192)	―	(8)
Amortization of prior service cost (credit)	3	1	(4)	3	1	(4)
Amortization of net transition liability	―	―	4	―	―	5
Amortization of loss (gain)	49	1	(3)	38	―	(2)
Other	2	―	―	9	―	―
Net periodic costs	$31	$6	$9	$22	$6	$13

(a)

Excludes regulatory asset amortization of $7 million for each of the six months ended June 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Excludes regulatory asset amortization of $4 million for each of the six months ended June 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

Duke Energy Carolinas
	Three Months Ended					Three Months Ended
	June 30, 2012					June 30, 2011
(in millions)	Qualified Pension Plans		Non-Qualified Pension Plans		Other Post-Retirement Benefit Plans	Qualified Pension Plans		Non-Qualified Pension Plans	Other Post-Retirement Benefit Plans
Service cost	$8	$	―	$	―	$10	$	―	$1
Interest cost on projected benefit obligation	22		1		4	22		1	4
Expected return on plan assets	(37)		―		(2)	(38)		―	(3)
Amortization of prior service cost (credit)	1		―		(1)	―		―	(2)
Amortization of net transition liability	―		―		2	―		―	3
Amortization of loss	12		―		―	9		―	―
Other	1		―		―	2		―	―
Net periodic costs	$7		$1		$3	$5		$1	$3

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Six Months Ended				Six Months Ended
	June 30, 2012				June 30, 2011
(in millions)	Qualified Pension Plans		Non-Qualified Pension Plans	Other Post-Retirement Benefit Plans	Qualified Pension Plans		Non-Qualified Pension Plans	Other Post-Retirement Benefit Plans
Service cost	$17	$	―	$1	$19	$	―	$1
Interest cost on projected benefit obligation	45		1	8	43		1	8
Expected return on plan assets	(73)		―	(5)	(75)		―	(5)
Amortization of prior service cost (credit)	1		―	(2)	―		―	(3)
Amortization of net transition liability	―		―	3	―		―	5
Amortization of loss	23		―	1	18		―	1
Other	1		―	―	4		―	―
Net periodic costs	$14		$1	$6	$9		$1	$7

Duke Energy Ohio
	Three Months Ended	Three Months Ended
	June 30, 2012	June 30, 2011
(in millions)	Qualified Pension Plans(a)	Qualified Pension Plans(a)
Service cost	$1	$1
Interest cost on projected benefit obligation	8	8
Expected return on plan assets	(11)	(11)
Amortization of loss	3	2
Other	―	1
Net periodic costs(b)	$1	$1

(a)

Excludes regulatory asset amortization of $1 million for each of the three months ended June 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Components of net periodic costs for Duke Energy Ohio's other post-retirement benefit plans and non-qualified pension plans were an insignificant amount for each of the three months ended June 30, 2012 and 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
(in millions)	Qualified Pension Plans(a)		Other Post-Retirement Benefit Plans(b)	Qualified Pension Plans(a)		Other Post-Retirement Benefit Plans(b)
Service cost	$3	$	―	$3	$	―
Interest cost on projected benefit obligation	16		1	16		1
Expected return on plan assets	(22)		―	(22)		―
Amortization of loss (gain)	5		(1)	4		(1)
Other	―		―	1		―
Net periodic costs(c)	$2	$	―	$2	$	―

(a)

Excludes regulatory asset amortization of $3 million for each of the six months ended June 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Excludes regulatory asset amortization of $1 million for each of the six months ended June 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(c)	Components of net periodic costs for Duke Energy Ohio's non-qualified pension plans were an insignificant amount for each of the six months ended June 30, 2012 and 2011.

Duke Energy Indiana
	Three Months Ended			Three Months Ended
	June 30, 2012			June 30, 2011
(in millions)	Qualified Pension Plans		Other Post-Retirement Benefit Plans	Qualified Pension Plans		Other Post-Retirement Benefit Plans
Service cost	$3	$	―	$2	$	―
Interest cost on projected benefit obligation	7		2	8		2
Expected return on plan assets	(11)		(1)	(11)		(1)
Amortization of prior service cost	―		1	1		―
Amortization of loss (gain)	4		(1)	3		1
Other	―		―	1		―
Net periodic costs(a)	$3		$1	$4		$2

(a)	Components of net periodic costs for Duke Energy Indiana's non-qualified pension plans were an insignificant amount for each of the three months ended June 30, 2012 and 2011.

	Six Months Ended			Six Months Ended
	June 30, 2012			June 30, 2011
(in millions)	Qualified Pension Plans		Other Post-Retirement Benefit Plans	Qualified Pension Plans		Other Post-Retirement Benefit Plans
Service cost	$5	$	―	$5	$	―
Interest cost on projected benefit obligation	15		4	15		4
Expected return on plan assets	(23)		(1)	(22)		(1)
Amortization of prior service cost	1		1	1		―
Amortization of loss (gain)	7		(1)	7		1
Other	―		―	1		―
Net periodic costs(a)	$5		$3	$7		$4

(a)	Components of net periodic costs for Duke Energy Indiana's non-qualified pension plans were an insignificant amount for each of the six months ended June 30, 2012 and 2011.

Employee Savings Plan

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer contributions of $19 million for each of the three months ended June 30, 2012 and 2011, respectively. Duke Energy made pre-tax employer contributions of $47 million and $50 million for the six months ended June 30, 2012 and 2011, respectively.

The Subsidiary Registrants participate in Duke Energy sponsored employee savings plans. The following table shows the respective Subsidiary Registrants’ expense related to its proportionate share of pre-tax employer contributions.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Duke Energy Carolinas	$9	$8	$20	$20
Duke Energy Ohio	1	1	2	2
Duke Energy Indiana	1	2	3	5

15. Severance

2011 Severance Plan. In conjunction with the merger, in November 2011, Duke Energy and Progress Energy offered a voluntary severance plan to certain eligible employees. Approximately 1,100 employees from Duke Energy and Progress Energy accepted the termination benefits during the voluntary window period, which closed on November 30, 2011. The estimated amount of severance payments associated with this voluntary plan and other severance benefits are expected to range from $225 million to $275 million.  A significant majority of the severance benefits will be recognized as expense in the second half of 2012 and most of the costs will be charged to Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida.

Other Severance Plans.  Amounts included in the table below represent the severance liability for Duke Energy’s past and on-going severance plans.

	Balance at	Provision /	Cash	Balance at
(in millions)	December 31, 2011	Adjustments	Reductions	June 30, 2012
Duke Energy	$32	$(1)	$(8)	$23

                As part of Duke Energy Carolinas’ 2011 rate case, the NCUC approved the recovery of $101 million of previously recorded expenses related to a prior year Voluntary Opportunity Plan which were recorded in 2012.

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

The effective tax rates for each of the Duke Energy Registrants are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Duke Energy	32.2%	30.4%	29.8%	30.8%
Duke Energy Carolinas	37.2%	35.5%	36.7%	35.3%
Duke Energy Ohio	39.9%	9.6%	38.1%	30.4%
Duke Energy Indiana	34.4%	29.3%	45.7%	32.3%

For the three months ended June 30, 2012, Duke Energy’s effective tax rate increased primarily due to a $10 million reduction of deferred tax liabilities as a result of an election related to the transfer of certain gas fired generation assets to its wholly owned subsidiary Duke Energy Commercial Asset Management, LLC (DECAM) in the second quarter of 2011. For the six months ended June 30, 2012, Duke Energy reflected a decrease in its effective tax rate primarily due to a decrease in pretax income related to the Edwardsport IGCC project impairment charges.

In addition, for the three and six months ended June 30, 2012, Duke Energy Carolinas reflected an increase in its effective tax rate primarily due to a decrease in AFUDC equity, Duke Energy Ohio’s effective tax rate increased primarily due to an increase in pretax income and a $10 million reduction of deferred tax liabilities as a result of an election related to the transfer of certain gas-fired generation assets to its wholly owned subsidiary DECAM in the second quarter of 2011, and Duke Energy Indiana reflected an increase in its effective tax rate primarily due to an increase in pretax loss related to the Edwardsport IGCC project impairment charges. See Note 4 for further details on the impairment charges.

Excise Taxes. Certain excise taxes levied by state or local governments are collected by the Duke Energy Registrants from its customers. These taxes, which are required to be paid regardless of the Duke Energy Registrants’ ability to collect from the customer, are accounted for on a gross basis. When each of the Duke Energy Registrants act as an agent, and the tax is not required to be remitted if it is not collected from the customer, the taxes are accounted for on a net basis. Excise taxes for each Duke Energy Registrant are accounted for on a gross basis and recorded as revenues and other tax expense in the respective Condensed Consolidated Statements of Operations were as follows:

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in millions)	2012	2011	2012	2011
Duke Energy Carolinas	$39	$37	$78	$73
Duke Energy Ohio	23	25	53	59
Duke Energy Indiana	8	7	16	15
Duke Energy	$70	$69	$147	$147

17. Related Party Transactions

The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Balances due to or due from related parties included in the Condensed Consolidated Balance Sheets and amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income and presented in the following tables.

Duke Energy Carolinas

Balances due to and due from related parties included on the Condensed Consolidated Balance Sheets, which exclude assets or liabilities associated with accrued pension and other post-retirement benefits and money pool arrangements, are presented in the following table:

(in millions)	June 30, 2012		December 31, 2011
Current assets
Receivables	$	―	$2
Other		$95	$95
Non-current assets
Other		$111	$111
Current liabilities
Accounts payable		$(97)	$(157)
Taxes Accrued		$(10)	$(14)
Non-current liabilities
Deferred income taxes		$(4,891)	$(4,555)
Other		$(64)	$(64)

As discussed further in Note 14, Duke Energy Carolinas participates in Duke Energy's qualified pension, non-qualified pension and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans.  Additionally, Duke Energy Carolinas has been allocated accrued pension and other post-retirement benefit obligations as shown in the following table:

(in millions)	June 30, 2012	December 31, 2011
Other current liabilities	$8	$8
Accrued pension and other post-retirement benefit obligations	232	248
Total allocated accrued pension and other post-retirement benefit obligations	$240	$256

Amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations
and Comprehensive Income are presented in the following table:

	Three Months Ended			Six Months Ended
(in millions)	June 30, 2012	June 30, 2011		June 30, 2012	June 30, 2011
Corporate governance and shared service expenses(a)	$254		$251	$489		$504
Indemnification coverages(b)	$6		$5	$11		$10
Rental income and other charged expenses, net(c)	$(5)		$(2)	$(7)		$(4)
Interest expense on money pool(d)	$1	$	―	$1	$	―

(a)

Duke Energy Carolinas is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)

Duke Energy Carolinas incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)

Duke Energy Carolinas records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.

(d)	Recorded in Interest Expense on the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 6 for additional information related to money pool.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Duke Energy Ohio

Balances due to and due from related parties included in the Condensed Consolidated Balance Sheets, which exclude assets or liabilities associated with accrued pension and other post-retirement benefits, CRC and money pool arrangements, are presented in the following table:

(in millions)	June 30, 2012	December 31, 2011
Current assets
Receivables	$7		$15
Other	$98		$76
Non-current assets
Other	$28		$22
Current liabilities
Accounts payable	$(73)		$(84)
Taxes Accrued	$(4)	$	―
Non-current liabilities
Deferred income taxes	$(1,882)		$(1,798)
Other	$(34)	$	―

As discussed further in Note 14, Duke Energy Ohio participates in Duke Energy’s qualified pension, non-qualified pension and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Ohio has been allocated accrued pension and other post-retirement benefit obligations as shown in the following table:

(in millions)	June 30, 2012	December 31, 2011
Other current liabilities	$4	$4
Accrued pension and other post-retirement benefit obligations	160	166
Total allocated accrued pension and other post-retirement benefit obligations	$164	$170

Amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and
Comprehensive Income are presented in the following table:

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2012		June 30, 2011		June 30, 2012	June 30, 2011
Corporate governance and shared service expenses(a)		$86		$91	$176		$186
Indemnification coverages(b)		$3		$4	$7		$8
Rental income and other charged expenses, net(c)	$	―	$	―	$(1)	$	―
CRC interest income(d)		$1		$3	$3		$7

(a)

Duke Energy Ohio is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)

Duke Energy Ohio incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)

Duke Energy Ohio records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.

(d)

As discussed in Note 11, certain trade receivables have been sold by Duke Energy Ohio to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

DECAM is a non-regulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities including the execution of commodity transactions and executing third party vendor and supply contracts as well as service contracts for certain of Duke Energy’s non-regulated entities. The commodity contracts that DECAM enters either do not qualify as hedges or have not been designated as hedges (hereinafter referred to as undersigned contracts), thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Comprehensive Income. In addition, equal and offsetting mark-to-market impacts of intercompany contracts with non regulated entities are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Comprehensive Income representing the pass through of the economics of the original contracts to non-regulated entities in accordance with contractual arrangements between Duke Energy Ohio and non-regulated entities. See Note 8 for additional information. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its non-regulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. The intercompany loan agreement was executed in February 2011. An additional intercompany loan agreement was executed in October 2011 so that DECAM can also loan money to the subsidiary of Duke Energy. DECAM had no outstanding intercompany loan payable with the subsidiary of Duke Energy as of June 30, 2012 or December 31, 2011. DECAM had a $350 million and a $90 million intercompany loan receivable with the subsidiary of Duke Energy as of June 30, 2012 and December 31, 2011, respectively.

Duke Energy Ohio paid a $285 million dividend to its parent, Cinergy, in March 2011. In January 2012, Duke Energy Ohio recorded a non-cash equity transfer of $28 million related to the sale of Vermillion to Duke Energy Indiana. See Note 2 for further discussion.

Duke Energy Indiana

Balances due to and due from related parties included in the Condensed Consolidated Balance Sheets, which exclude assets or liabilities associated with accrued pension and other post-retirement benefits, CRC and money pool arrangements, are presented in the following table.

(in millions)	June 30, 2012		December 31, 2011
Current assets
Receivables		$16		$18
Other		$7		$13
Non-current assets
Other		$2		$2
Current liabilities
Accounts payable		$(38)		$(72)
Taxes accrued	$	―		$(25)
Other		$(8)	$	―
Non-current liabilities
Deferred income taxes		$(835)		$(927)
Other		$(22)		$(22)

As discussed further in Note 14, Duke Energy Indiana participates in Duke Energy’s qualified pension, non-qualified pension and other post-retirement benefit plans and is allocated its proportionate share of expenses associated with these plans. Additionally, Duke Energy Indiana has been allocated accrued pension and other post-retirement benefit obligations as shown in the following table:

(in millions)	June 30, 2012	December 31, 2011
Other current liabilities	$2	$2
Accrued pension and other post-retirement benefit obligations	222	231
Total allocated accrued pension and other post-retirement benefit obligations	$224	$233

Amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and
Comprehensive Income are presented in the following table:

	Three Months Ended				Six Months Ended
(in millions)	June 30, 2012		June 30, 2011		June 30, 2012	June 30, 2011
Corporate governance and shared service expenses(a)		$98		$99	$199		$206
Indemnification coverages(b)		$2		$2	$4		$4
Rental income and other charged expenses, net(c)	$	―		$2	$(1)		$3
Interest expense on money pool(d)		$1	$	―	$1	$	―
CRC interest income(e)		$1		$3	$3		$7

(a)

Duke Energy Indiana is charged its proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)

Duke Energy Indiana incurs expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly-owned captive insurance subsidiary. These expenses are recorded in Operation, Maintenance and Other within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)

Duke Energy Indiana records income associated with the rental of office space to a consolidated affiliate of Duke Energy, as well as its proportionate share of certain charged expenses from affiliates of Duke Energy.

(d)					Recorded in Interest Expense on the Condensed Consolidated Statements of Operations and Comprehensive Income. See Note 6 for additional information related to money pool.
(e)

As discussed in Note 11, certain trade receivables have been sold by Duke Energy Indiana to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. The interest income associated with the subordinated note is recorded in Other Income and Expenses, net on the Condensed Consolidated Statements of Operations and Comprehensive Income.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

In January 2012, Duke Energy Indiana recorded a non-cash equity transfer of $26 million on the purchase of Vermillion from Duke Energy Ohio. See Note 2 for further discussion.

18. New Accounting Standards

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to June 30, 2011 and the impact of such adoption, if applicable, has been presented in the respective Condensed Consolidated Financial Statements of the Duke Energy Registrants:

ASC 220 — Comprehensive Income. In June 2011, the FASB amended the existing requirements for presenting comprehensive income in financial statements primarily to increase the prominence of items reported in other comprehensive income (OCI) and to facilitate the convergence of U.S. GAAP and IFRS. Specifically, the revised guidance eliminates the option previously provided to present components of OCI as part of the statement of changes in stockholders’ equity. Accordingly, all non-owner changes in stockholders’ equity are required to be presented either in a single continuous statement of comprehensive income or in two separate but consecutive financial statements. For the Duke Energy Registrants, this revised guidance was effective on a retrospective basis for interim and annual periods beginning January 1, 2012. The adoption of this standard changed the presentation of the Duke Energy Registrants’ financial statements but did not affect the calculation of net income, comprehensive income or earnings per share.

ASC 820 — Fair Value Measurements and Disclosures. In May 2011, the FASB amended existing requirements for measuring fair value and for disclosing information about fair value measurements. This revised guidance results in a consistent definition of fair value, as well as common requirements for measurement and disclosure of fair value information between U.S. GAAP and International Financial Reporting Standards (IFRS). In addition, the amendments set forth enhanced disclosure requirements with respect to recurring Level 3 measurements, nonfinancial assets measured or disclosed at fair value, transfers between levels in the fair value hierarchy, and assets and liabilities disclosed but not recorded at fair value. For the Duke Energy Registrants, the revised fair value measurement guidance was effective on a prospective basis for interim and annual periods beginning January 1, 2012. The adoption of this new guidance did not have a significant impact on the Duke Energy Registrants disclosures or their consolidated results of operations, cash flows, or financial position.

ASC 350 — Intangibles–Goodwill and Other. In September 2011, the FASB amended existing goodwill impairment testing accounting guidance to provide an entity testing goodwill for impairment with the option of performing a qualitative assessment prior to calculating the fair value of a reporting unit in step one of a goodwill impairment test. Under this revised guidance, a qualitative assessment would require an evaluation of economic, industry, and company-specific considerations. If an entity determines, on a basis of such qualitative factors, that the fair value of a reporting unit is more likely than not less than the carrying value of a reporting unit, then step one and if necessary, step two of the impairment test must be performed. Otherwise, no further impairment testing would be required. The revised goodwill impairment testing accounting guidance is effective for the Duke Energy Registrants’ annual and interim goodwill impairment tests performed for fiscal years beginning January 1, 2012, with early adoption of this revised guidance permitted for annual and interim goodwill impairment tests performed as of a date before September 15, 2011. Since annual goodwill impairment tests are performed by Duke Energy as of August 31, the Duke Energy Registrants early adopted this revised accounting guidance during the third quarter of 2011 and applied that guidance to their annual goodwill impairment tests for 2011.

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of June 30, 2012.

ASC 210—Balance Sheet. In December 2011, the FASB issued revised accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. GAAP and IFRS. The revised disclosure guidance affects all companies that have financial instruments and derivative instruments that are either offset in the balance sheet (i.e., presented on a net basis) or subject to an enforceable master netting arrangement and/or similar agreement. The revised guidance requires that certain enhanced quantitative and qualitative disclosures be made with respect to a company’s netting arrangements and/or rights of setoff associated with its financial instruments and/or derivative instruments including associated collateral. For the Duke Energy Registrants, the revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. Other than additional disclosures, this revised guidance does not impact the consolidated results of operations, cash flows or financial position of Duke Energy.

19. Subsequent Events

For information on subsequent events related to acquisitions and sales of other assets, regulatory matters, commitments and contingencies, and earnings per share see Notes 2, 4, 5 and 12, respectively.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Duke Energy

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) primarily through its wholly owned subsidiaries, Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), which includes Duke Energy Kentucky, Inc. (Duke Energy Kentucky), and Duke Energy Indiana, Inc. (Duke Energy Indiana), as well as in Latin America through International Energy.

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

When discussing Duke Energy’s consolidated financial information, it necessarily includes the results of its three separate subsidiary registrants, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself. The Duke Energy Registrants, as defined above, does not include Progress Energy, Inc., Progress Energy Carolinas or Progress Energy Florida, unless otherwise noted.

Management’s Discussion and Analysis should be read in conjunction with the Unaudited Condensed Consolidated Financial Statements and Notes.

Merger with Progress Energy

Description of Transaction

On July 2, 2012, Duke Energy completed the merger contemplated by the Agreement and Plan of Merger (Merger Agreement), among Diamond Acquisition Corporation, a North Carolina corporation and Duke Energy’s wholly owned subsidiary (Merger Sub) and Progress Energy, Inc. (Progress Energy), a North Carolina corporation engaged in the regulated utility business of generation, transmission and distribution and sale of electricity in portions of North Carolina, South Carolina and Florida. As a result of the merger, Merger Sub was merged into Progress Energy and Progress Energy became a wholly owned subsidiary of Duke Energy.

The merger between Duke Energy and Progress Energy provides increased scale and diversity with potentially enhanced access to capital over the long-term and a greater ability to undertake the significant construction programs necessary to respond to increasing environmental regulation, plant retirements and customer demand growth. Duke Energy’s business risk profile is expected to improve over-time due to the increased proportion of the business that is regulated. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

Immediately preceding the merger, Duke Energy completed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. The shareholders of Duke Energy approved the reverse stock split at Duke Energy’s special meeting of shareholders held on August 23, 2011. All share and per share amounts presented herein reflect the impact of the one-for-three reverse stock split.

Progress Energy’s shareholders received 0.87083 shares of Duke Energy common stock in exchange for each share of Progress Energy common stock outstanding as of July 2, 2012. Generally, all outstanding Progress Energy equity-based compensation awards were converted into Duke Energy equity-based compensation awards using the same ratio. The merger was structured as a tax-free exchange of shares.

Merger Related Regulatory Matters

Federal Energy Regulatory Commission (FERC).On June 8, 2012, the FERC conditionally approved the merger including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff (OATT). The revised market power mitigation plan provides for the construction of seven transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the construction of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation is estimated to cost approximately $110 million, excluding one project previously planned to be constructed by Progress Energy Carolinas. The Long-term FERC Mitigation plan will increase power imported into the Duke Energy Carolinas and Progress Energy Carolinas service areas and enhance competitive power supply options in the service areas. The construction of these projects will occur over the next two to three years. In conjunction with the Interim FERC Mitigation plan, Duke Energy Carolinas and Progress Energy Carolinas entered into power sale agreements that were effective with the consummation of the merger. These agreements, or similar power sale agreements, will be in place until the Long-term FERC Mitigation is operational. The agreements are for around the clock delivery of power during the winter and summer in quantities that vary by season and by peak period.

The FERC order requires an independent party to monitor whether the power sale agreements remain in effect during construction of the transmission projects and provide quarterly reports to the FERC regarding the status of construction of the transmission projects.

•          On June 25, 2012, Duke Energy and Progress Energy accepted the conditions imposed by the FERC.

•          On July 10, 2012, certain intervenors requested a rehearing seeking to overturn the June 8, 2012 order by the FERC.

North Carolina Utilities Commission (NCUC) and Public Service Commission of South Carolina (PSCSC). In September 2011, Duke Energy and Progress Energy reached settlements with the Public Staff of the North Carolina Utilities Commission (NC Public Staff) and the South Carolina Office of Regulatory Staff (ORS) and certain other interested parties in connection with the regulatory proceedings related to the merger, the JDA and the OATT that were pending before the NCUC and PSCSC. These settlements were updated in May 2012 to reflect the results of ongoing merger related applications pending before the FERC. As part of these settlements and the application for approval of the merger by the NCUC and PSCSC, Duke Energy Carolinas and Progress Energy Carolinas agreed to the conditions and obligations listed below.

PART I

•       Guarantee of $650 million in system fuel and fuel-related savings over 60 to 78 months for North Carolina and South Carolina retail customers. The savings are expected to be achieved through coal blending, coal commodity and transportation savings, gas transportation savings and the joint dispatch of Duke Energy Carolinas and Progress Energy Carolinas generation fleets.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for the cost of Long-term FERC Mitigation for five years following merger consummation. After five years, Duke Energy Carolinas and Progress Energy Carolinas may seek to recover the costs of the Long-term FERC Mitigation, but must show that the projects are needed to provide adequate and reliable retail service regardless of the merger.

•       A $65 million rate reduction over the term of the Interim FERC Mitigation to reflect the cost of capacity not available to Duke Energy Carolinas and Progress Energy Carolinas retail customers during the Interim FERC Mitigation. The rate reduction will be achieved through a rider and will be apportioned between Duke Energy Carolinas and Progress Energy Carolinas retail customers.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for any revenue shortfalls or fuel-related costs associated with the Interim FERC Mitigation. The Interim FERC Mitigation agreements were in a loss position for Duke Energy as of the date of the merger consummation.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for any of their allocable share of merger related severance costs.

•       Duke Energy Carolinas and Progress Energy Carolinas will provide community support through charitable contributions for four years, workforce development, low income energy assistance, and green energy assistance at a total cost of approximately $100 million, which cannot be recovered from retail customers.

•       Duke Energy Carolinas and Progress Energy Carolinas will abide by revised North Carolina Regulatory Conditions and Code of Conduct governing their operations.

On June 29, 2012, the NCUC approved the merger application and the JDA application with conditions that were reflective of the settlement agreements described above. On July 2, 2012, the PSCSC approved the JDA application subject to Duke Energy Carolinas and Progress Energy Carolinas providing their South Carolina retail customers pro rata benefits equivalent to those approved by the NCUC in its merger approval order.

On July 6, 2012, the NCUC issued an order initiating investigation and scheduling hearings on the Duke Energy board of directors’ decision on July 2, 2012, to replace William D. Johnson with James E. Rogers as president and CEO of Duke Energy subsequent to the merger close. See Note 4 for further information.

Kentucky Public Service Commission. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Kentucky Attorney General. On August 2, 2011, the KPSC issued an order conditionally approving the merger and required Duke Energy and Progress Energy to accept all conditions contained in the order. Duke Energy and Progress Energy requested and were granted rehearing on the limited issue of the wording of one condition relating to the composition of Duke Energy’s post-merger board of directors. On October 28, 2011, the KPSC issued its order approving a settlement with the Kentucky Attorney General on the revised condition relating to the composition of the post-merger Duke Energy board. Duke Energy and Progress Energy filed their acceptance of the condition on November 2, 2011. Duke Energy Kentucky agreed to (i) not file new gas or electric base rate applications for two years from the date of the KPSC’s final order in the merger proceedings, (ii) make five annual shareholder contributions of $165,000 each to support low-income weatherization efforts and economic development within Duke Energy Kentucky’s service territory and (iii) not seek recovery from retail customers for any of their allocable share of merger related costs.

Accounting Charges to be Recognized Related to the Merger Consummation

Duke Energy anticipates recording charges of approximately $450 million to $550 million in the second half of 2012 associated with the merger. This estimate includes the costs of the Long-term FERC Mitigation plan, Interim FERC Mitigation, the retail rate reduction associated with Interim FERC Mitigation, employee severance, obligations to provide community support and merger transaction expenses. The majority of these charges will be recognized by Duke Energy Carolinas and Progress Energy Carolinas. See Note 15 for further information related to employee severance expenses.

Duke Energy also expects to incur significant system integration and other merger-related transition costs primarily through 2014 that are necessary in order to achieve certain cost savings, efficiencies and other benefits anticipated to result from the merger with Progress Energy.

RESULTS OF OPERATIONS

In this section, Duke Energy provides analysis and discussion of earnings and factors affecting earnings on both a GAAP and non-GAAP basis.

Management evaluates financial performance in part based on the non-GAAP financial measure, adjusted earnings and adjusted diluted EPS, which are measured as income from continuing operations after deducting income attributable to noncontrolling interests, adjusted for the dollar and per-share impact of special items and the mark-to-market impacts of economic hedges in the Commercial Power segment. Special items represent certain charges and credits, which management believes will not be recurring on a regular basis, although it is reasonably possible such charges and credits could recur. Mark-to-market adjustments reflect the mark-to-market impact of derivative contracts, which is recognized in GAAP earnings immediately as such derivative contracts do not qualify for hedge accounting or regulatory accounting treatment, used in Duke Energy’s hedging of a portion of economic value of its generation assets in the Commercial Power segment. The economic value of the generation assets is subject to fluctuations in fair value due to market price volatility of the input and output commodities (e.g., coal, power) and, as such, the economic hedging involves both purchases and sales of those input and output commodities related to the generation assets. Because the operations of the generation assets are accounted for under the accrual method, management believes that excluding the impact of mark-to-market changes of the economic hedge contracts from operating earnings until settlement better matches the financial impacts of the hedge contract with the portion of economic value of the underlying hedged asset. Management believes that the presentation of adjusted earnings and adjusted diluted EPS provide useful information to investors, as it provides them an additional relevant comparison of Duke Energy’s performance across periods. Management uses these non-GAAP financial measures for planning and forecasting and for reporting results to the Board of Directors, employees, shareholders, analysts and investors concerning Duke Energy’s financial performance. The most directly comparable GAAP measures for adjusted earnings and adjusted diluted EPS are net income and diluted EPS attributable to Duke Energy common shareholders, which include the dollar and per-share impact of special items, the mark-to-market impacts of economic hedges in the Commercial Power segment and discontinued operations.

Executive Overview

PART I

The following tables reconcile adjusted earnings to GAAP net income attributable to Duke Energy and adjusted diluted EPS to GAAP diluted EPS attributable to Duke Energy:

	Three Months Ended June 30,
	2012		2011
(in millions, except per-share amounts)	Amount	EPS	Amount	EPS
Total Adjusted Earnings	$456	$1	$439	$1
Economic Hedges (Mark-to-Market), net of tax	(4)	(0)	―	―
Costs to Achieve Progress Energy Merger, net of tax	(7)	(0)	(4)	(0)
Income from Discontinued Operations, net of tax	(1)	―	―	―
Net Income Attributable to Duke Energy	$444	$0.99	$435	$0.98

For the three months ended June 30, 2012, adjusted earnings attributable to Duke Energy were $456 million, or $1.02 per diluted share, compared to adjusted earnings of $439 million or $0.99 per diluted share, for the same period in 2011. The increase as compared to the prior period was primarily due to:

•          Implementation of revised rates in North Carolina and South Carolina,

•          Lower operation and maintenance costs; and

•          Midwest coal stability charge revenues.

Partially offset by:

•          Lower non-regulated Midwest coal generation volumes and margin, net of 2012 capacity revenues,

•          Higher depreciation and amortization expense,

•          Unfavorable results in Central America, and

•          Unfavorable weather.

	Six Months Ended June 30,
	2012		2011
(in millions, except per-share amounts)	Amount	EPS	Amount	EPS
Total Adjusted Earnings	$962	$2.16	$962	$2.17
Economic Hedges (Mark-to-Market), net of tax	(3)	(0.01)	(3)	(0.01)
Edwardsport Impairment, net of tax	(268)	(0.60)	―	―
Voluntary Opportunity Plan Deferral, net of tax	60	0.13	―	―
Costs to Achieve Progress Energy Merger, net of tax	(13)	(0.03)	(13)	(0.03)
Income from Discontinued Operations, net of tax	1	―	―	―
Net Income Attributable to Duke Energy	$739	$1.65	$946	$2.13

For the six months ended June 30, 2012, adjusted earnings attributable to Duke Energy were $962 million, or $2.16 per diluted share, compared to adjusted earnings of $962 million or $2.17 per diluted share, for the same period in 2011. The activity as compared to the prior period is primarily due to:

•          Unfavorable weather across all jurisdictions,

•          Lower non-regulated Midwest coal generation volumes and margin, net of 2012 capacity revenues, and

•          Higher depreciation and amortization.

Partially offset by:

•          Implementation of revised rates in North Carolina and South Carolina,

•          Lower operation and maintenance costs, and

•          Midwest coal stability charge.

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

Segment Income by Business Segment
	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2012	2011	2012	2011
USFE&G	$337	$297	$473	$638
Commercial Power	28	30	59	79
International Energy	105	127	247	255
Total reportable segment net income	470	454	779	972
Other	(25)	(19)	(41)	(26)
Discontinued Operations	(1)	―	1	―
Net Income Attributable to Duke Energy	$444	$435	$739	$946

USFE&G
USFE&G includes the regulated operations of Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana.

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
(in millions, except where noted)	2012	2011	(Decrease)	2012	2011	(Decrease)
Operating revenues	$2,697	$2,549	$148	$5,365	$5,232	$133
Operating expenses	2,099	2,042	57	4,481	4,123	358
Gains on sales of other assets and other, net	3	1	2	7	1	6
Operating income	601	508	93	891	1,110	(219)
Other income and expenses, net	62	67	(5)	124	129	(5)
Interest expense	143	134	9	289	274	15
Income before income taxes	520	441	79	726	965	(239)
Income tax expense	183	144	39	253	327	(74)
Segment Income	$337	$297	$40	$473	$638	$(165)

Duke Energy Carolinas’ GWh sales(a)	19,574	20,210	(636)	39,035	40,794	(1,759)
Duke Energy Midwest’s GWh sales(a)(b)	14,234	13,917	317	28,557	28,689	(132)
Net proportional MW capacity in operation(c)				27,145	26,907	238

(a)	Gigawatt-hours (GWh).
(b)	Duke Energy Ohio (Ohio transmission and distribution only), Duke Energy Indiana and Duke Energy Kentucky collectively referred to as Duke Energy Midwest within this USFE&G segment discussion.
(c)	Megawatt (MW).

The following table shows the percent changes in GWh sales and average number of customers for the current three and six month periods compared to the same periods in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

Duke Energy Carolinas

	Three Months Ended	Six Months Ended
Increase (decrease) over prior year	June 30, 2012	June 30, 2012
Residential sales(a)	(8.2%)	(11.5%)
General service sales(a)	(0.1%)	(0.8%)
Industrial sales(a)	1.2%	1.5%
Wholesale power sales	(16.8%)	(17.8%)
Total Duke Energy Carolinas sales(b)	(3.1%)	(4.3%)
Average number of customers	0.6%	0.5%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)	Consists of all components of Duke Energy Carolinas’ sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

Duke Energy Midwest

	Three Months Ended	Six Months Ended
Increase (decrease) over prior year	June 30, 2012	June 30, 2012
Residential sales(a)	(5.6%)	(9.3%)
General service sales(a)	(0.8%)	(2.8%)
Industrial sales(a)	2.0%	2.1%
Wholesale power sales	3.3%	(0.1%)
Total Duke Energy Midwest sales(b)	2.3%	(0.5%)
Average number of customers	0.5%	0.5%

(a)	Major components of Duke Energy Midwest’s retail sales.
(b)	Consists of all components of Duke Energy Midwest’s sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

Three Months Ended June 30, 2012 as Compared to June 30, 2011

Operating Revenues. The increase was driven primarily by:

•          A $111 million net increase in retail rates and rate riders primarily due to revised retail rates resulting from the 2011 North Carolina and South Carolina rate cases implemented in the first quarter of 2012, and revenues recognized for the energy efficiency programs; and

•          A $71 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates for electric retail customers in all regions and higher revenues in Ohio for purchases of power as a result of the new Ohio Electric Security Plan (ESP) which became effective January 1, 2012, partially offset by decreased demand from electric retail customers mainly due to less favorable weather conditions, and lower natural gas fuel rates in Ohio and Kentucky. Fuel revenues represent sales to retail and wholesale customers.

Partially offsetting these increases was:

•          A $35 million decrease in electric sales (net of fuel) to retail customers due to overall less favorable weather conditions in 2012 compared to the same period in 2011. For the Carolinas, cooling degree days for the second quarter of 2012 were 5% above normal as compared to 31% above normal during the same period in 2011. For the Midwest, cooling degree days for the second quarter of 2012 were 37% above normal as compared to 17% above normal during the same period in 2011.

Operating Expenses. The increase was driven primarily by:

•          A $61 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to higher purchases of power in Ohio (as a result of the new Ohio ESP), higher volumes of natural gas used in electric generation, higher coal prices, higher purchased power costs in the Carolinas and Indiana, partially offset by lower volume of coal used in electric generation resulting from less favorable weather conditions and lower coal-fired generation due to low natural gas prices, and lower prices for natural gas used in electric generation; and

•          A $29 million increase in depreciation and amortization primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets.

Partially offsetting these increases was:

•          A $37 million decrease in operating and maintenance expense primarily due to lower storm costs, partially offset by increased costs associated with the energy efficiency programs.

Income Tax Expense.  The increase is primarily due to the increase in pretax income. The effective tax rate for the three months ended June 30, 2012 and 2011 was 35.1% and 32.6%, respectively. The change in the effective tax rate is primarily due to a reduction in prior year state deferred tax liabilities.

Segment Income.  The increase resulted primarily from higher net retail pricing and rate riders, and a decrease in operating and maintenance expenses. These positive impacts were partially offset by higher income tax expense, less favorable weather, and increased depreciation and amortization.

Six Months Ended June 30, 2012 as Compared to June 30, 2011

Operating Revenues. The increase was driven primarily by:

•          A $189 million net increase in retail rates and rate riders primarily due to revised retail rates resulting from the 2011 North Carolina and South Carolina rate cases implemented in the first quarter of 2012, and revenues recognized for the energy efficiency programs; and

•          An $60 million increase in fuel revenues (including emission allowances) driven primarily by higher revenues in Ohio for purchases of power as a result of the new Ohio ESP, higher fuel rates for electric retail customers in all jurisdictions, and higher revenues for purchases of power in Indiana and the Carolinas, partially offset by decreased demand from electric retail customers in 2012 compared to the same period in 2011 mainly due to unfavorable weather conditions, and lower demand and fuel rates in Ohio and Kentucky from natural gas retail customers . Fuel revenues represent sales to retail and wholesale customers.

Partially offsetting these increases was:

•          A $119 million decrease in electric and gas sales (net of fuel) to retail customers due to unfavorable weather conditions in 2012 compared to the same period in 2011. For the Carolinas, weather statistics for cooling degree days in 2012 were less favorable compared to the same period in 2011, while cooling degree days in the Midwest were favorable in 2012 compared to the same period in 2011. For the Carolinas and Midwest, weather statistics for heating degree days in 2012 were unfavorable compared to the same period in 2011.

Operating Expenses. The increase was driven primarily by:

PART I

•          A $420 million increase due to 2012 impairment and other charges related to the Edwardsport integrated gasification combined cycle (IGCC) plant that is currently under construction. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information;

•          A $50 million increase in depreciation and amortization primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets; and

•          An $44 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to higher purchases of power in Ohio (as a result of the new Ohio ESP), higher volumes of natural gas used in electric generation, higher coal prices, higher purchased power costs in Indiana and the Carolinas, partially offset by lower volume of coal used in electric generation resulting from unfavorable weather conditions and lower coal-fired generation due to low natural gas prices, lower prices for natural gas used in electric generation, and lower gas volumes and prices to full-service retail gas customers.

Partially offsetting these increases was:

•          A $142 million decrease in operating and maintenance expense primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders, for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, and lower storm costs, partially offset by increased costs associated with the energy efficiency programs.

Interest Expense. The increase was primarily driven by higher debt balances in 2012.

Income tax expense. The decrease is primarily due to the decrease in pretax income. The effective tax rate for the six months ended June 30, 2012 and 2011 was 34.9% and 33.9%, respectively. The change in the effective tax rate is primarily due to a decrease in AFUDC in 2012.

Segment Income.  The decrease resulted primarily from the 2012 impairment and other charges related to the Edwardsport IGCC plant, unfavorable weather, and increased depreciation and amortization. These negative impacts were partially offset by higher net retail pricing and rate riders, a decrease in operating and maintenance expenses, and lower income tax expense.

Matters Impacting Future USFE&G Results

Results of USFE&G are impacted by the completion of its major generation fleet modernization projects. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station (Edwardsport IGCC). Additional updates to the cost estimate could occur through the completion of the plant in 2013. On April 30, 2012, Duke Energy Indiana entered into a settlement agreement with certain intervenors to cap the construction cost recoverable in retail rates which resulted in the recognition of a $420 million pre-tax charge to earnings in the first quarter of 2012. The agreement is subject to approval by the IURC, a final order is expected by the end of 2012. Duke Energy Indiana is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the remaining plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

See Item 1A, Risk Factors, for a discussion of significant uncertainties related to Progress Energy Florida’s Crystal River Unit 3. The decision related to repairing or retiring Crystal River Unit 3 is complex and subject to a number of unknown factors, including but not limited to, the cost of repair and the likelihood of obtaining NRC approval to restart the reactor after repair. In addition, the scope and estimated costs of necessary repairs of the delamination of Crystal River Unit 3 could prove more extensive than is currently identified, such repairs could prove not to be feasible resulting in the retirement of the unit, the costs of repair and/or replacement power could exceed estimates and insurance coverage or may not be recoverable through the regulatory process; the occurrence of any of which could adversely affect USFE&G’s financial condition, results of operations and cash flows.

Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2012. Progress Energy Carolinas plans to file a rate case in North Carolina in 2012. Duke Energy Ohio filed electric and gas distribution rate cases in July 2012. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs. USFE&G’s earnings could be adversely impacted if these rate cases are denied or delayed by any of the state regulatory commissions.

Duke Energy anticipates recording charges of approximately $450 million to $550 million in the second half of 2012 associated with the merger with Progress Energy. This estimate includes the costs of the Long-term FERC Mitigation plan, Interim FERC Mitigation, the retail rate reduction associated with Interim FERC Mitigation, employee severance, obligations to provide community support and merger transaction expenses. The majority of these costs will be recorded by USFE&G.

The ability to integrate Progress Energy businesses and realize cost savings and any other synergies expected from the merger with Progress Energy could be different from what USFE&G expects and may have a significant impact on USFE&G’s results of operations.

Commercial Power

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
(in millions, except where noted)	2012	2011	(Decrease)	2012	2011	(Decrease)
Operating revenues	$502	$595	$(93)	$1,082	$1,239	$(157)
Operating expenses	460	550	(90)	990	1,114	(124)
Gains on sales of other assets and other, net	1	11	(10)	1	13	(12)
Operating income	43	56	(13)	93	138	(45)
Other income and expenses, net	17	9	8	25	17	8
Interest expense	22	22	―	41	46	(5)
Income before income taxes	38	43	(5)	77	109	(32)
Income tax expense	10	6	4	18	23	(5)
Less: Income attributable to noncontrolling interests	―	7	(7)	―	7	(7)
Segment Income	$28	$30	$(2)	$59	$79	$(20)

Actual coal-fired plant production, GWh	3,299	3,716	(417)	7,367	8,407	(1,040)
Actual gas-fired plant production, GWh	4,513	2,512	2,001	9,096	5,221	3,875
Actual renewable plant production, GWh	786	844	(58)	1,784	1,741	43
Net proportional MW capacity in operation				7,757	8,273	(516)

PART I

Three Months Ended June 30, 2012 as Compared to June 30, 2011

Operating Revenues. The decrease was driven primarily by:

•          A $59 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP which dedicated Commercial Power’s coal-fired generation to Duke Energy Ohio’s retail customers, net of stability charge revenues, partially offset by the coal-fired generation assets participating in the PJM Interconnection, LLC (PJM) wholesale energy market in 2012;

•          A $35 million decrease in electric revenues from Duke Energy Retail Sales, LLC (Duke Energy Retail) resulting from lower volumes and unfavorable pricing; and

•          A $12 million decrease in electric revenues from the gas-fired generation assets driven primarily by lower power prices partially offset by increased volumes.

Partially offsetting these decreases were:

•          A $17 million increase from participation in competitive retail load auctions.

Operating Expenses. The decrease was driven primarily by:

•          A $31 million decrease in operating expenses resulting primarily from lower 2012 transmission costs, lower expenses at the generating stations, and 2011 regulatory asset amortization expenses;

•          A $25 million decrease in fuel expenses from the gas-fired generation assets driven by lower natural gas costs;

•          A $15 million decrease due to the receipt of funds in 2012 related to a previously written off receivable associated with the Lehman Brothers bankruptcy;

•          A $12 million decrease in fuel expenses from the coal-fired generation assets driven by lower production, partially offset by higher purchased power costs; and

•          A $9 million decrease due to the impairment of the Vermillion station in the second quarter of 2011.

Gains on Sales of Other Assets and Other, net. The decrease in 2012 as compared to 2011 is attributable to 2011 gains on sales of certain assets resulting from a contract termination.

Other Income and Expenses, net. The increase in 2012 as compared to 2011 is primarily due to equity earnings on the renewables portfolio.

Net Income Attributable to Noncontrolling interest.  The decrease in 2012 as compared to 2011 is primarily attributable to the prior year recognition of expense for a partner’s interest in the gain on a contract termination.

Segment Income. The decrease is primarily attributable to lower revenues driven by the expiration of the 2009-2011 ESP and the impact of competitive market dispatch for the Duke Energy Ohio coal-fired assets. These negative impacts were partially offset by 2012 PJM capacity revenues, and favorable earnings from the gas-fired generation assets.

Six Months Ended June 30, 2012 as Compared to June 30, 2011

Operating Revenues. The decrease was driven primarily by:

•          A $131 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP which dedicated Commercial Power’s coal-fired generation to Duke Energy Ohio’s retail customers, net of stability charge revenues, partially offset by the coal-fired generation assets participating in the PJM wholesale energy market in 2012;

•          A $76 million decrease in electric revenues from Duke Energy Retail resulting from lower volumes and unfavorable pricing; and

•          A $25 million decrease in electric revenues from DEGS, excluding renewables, due primarily to the termination of certain operations at the end of the first quarter of 2011 and a reduction of coal sales volumes as a result of lower natural gas prices.

Partially offsetting these decreases were:

•          A $35 million increase from participation in competitive retail load auctions;

•          A $28 million increase primarily due to PJM capacity revenues associated with the move of the coal-fired generation assets from MISO to PJM in 2012, net of a decrease related to lower average cleared capacity auction pricing in 2012 compared to 2011 for the gas-fired generation assets; and

•          A $10 million increase in electric revenues from the gas-fired generation assets driven primarily by increased volumes partially offset by lower power prices.

Operating Expenses. The decrease was driven primarily by:

•          A $46 million decrease in operating and maintenance expenses resulting primarily from higher prior year station outages, transmission costs, and regulatory asset amortization expenses;

•          A $31 million decrease in fuel expenses from the gas-fired generation assets driven by lower natural gas costs, partially offset by higher volumes;

PART I

•          A $21 million decrease in DEGS, excluding renewables, fuel used due primarily to the termination of certain operations at the end of the first quarter of 2011 and from lower natural gas prices;

•          A $15 million decrease due to the receipt of funds in 2012 related to a previously written off receivable associated with the Lehman Brothers bankruptcy; and

•          A $12 million decrease in purchased power to serve Duke Energy Retail customers.

Gains on Sales of Other Assets and Other, net. The decrease in 2012 as compared to 2011 is attributable to 2011 gains on sales of certain assets resulting from a contract termination.

Other Income and Expenses, net. The increase in 2012 as compared to 2011 is primarily due to equity earnings on the renewables portfolio.

Income Tax Expense. The decrease is primarily due to lower pretax income. The effective tax rate for the six months ended June 30, 2012 and 2011 was 23.1% and 21.5%, respectively. The change in the effective tax rate is primarily due to the decrease in pretax income.

Segment Income.  The decrease is primarily attributable to lower revenues driven by the expiration of the 2009-2011 ESP and the impact of competitive market dispatch for the Duke Energy Ohio coal-fired assets. These negative impacts were partially offset by higher PJM capacity revenues, and favorable earnings from the gas-fired generation assets.

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

Changes or variability in assumptions used in calculating the fair value of the renewables reporting unit for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions and long-term growth rates, could significantly impact the estimated fair value of the renewables reporting unit. In the event of a significant decline in the estimated fair value of the renewables reporting unit, goodwill and other asset impairment charges could be recorded. The carrying value of goodwill, and intangible assets associated with proposed renewable projects within Commercial Power’s renewables reporting unit was approximately $130 million at June 30, 2012.

International Energy

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
(in millions, except where noted)	2012	2011	(Decrease)	2012	2011	(Decrease)
Operating revenues	$397	$406	$(9)	$799	$754	$45
Operating expenses	257	265	(8)	502	476	26
Operating income	140	141	(1)	297	278	19
Other income and expenses, net	36	55	(19)	90	114	(24)
Interest expense	21	11	10	37	27	10
Income before income taxes	155	185	(30)	350	365	(15)
Income tax expense	46	55	(9)	95	103	(8)
Less: Income attributable to noncontrolling interest	4	3	1	8	7	1
Segment Income	$105	$127	$(22)	$247	$255	$(8)

Sales, GWh	4,882	4,516	366	9,956	9,303	653
Proportional MW capacity in operation				4,225	4,190	35

Three Months Ended June 30, 2012 as Compared to June 30, 2011

Operating Revenues. The decrease was driven primarily by:

•          A $26 million decrease in Central America due to lower average prices as a result of a regulatory change in El Salvador and unfavorable hydrology.

Partially offsetting these decreases was:

•          A $10 million increase in Peru as a result of higher average energy prices and volumes;

•          A $6 million increase in Argentina as a result of higher volumes due to favorable hydrology; and

•          A $3 million increase in Brazil due to higher average prices, offset by unfavorable exchange rates.

Operating Expenses. The decrease was driven primarily by:

•          A $7 million decrease in Brazil primarily due to favorable exchange rates and reversal of bad debt provision, offset by higher variable costs.

Other Income and Expenses, net. The decrease was primarily driven by a remeasurement loss on dividends in Brazil, and a decrease in equity earnings from National Methanol Company (NMC) due to lower average prices and sales volumes of methyl tertiary butyl ether (MTBE).

Interest Expense. The decrease was primarily due to lower capitalized interest.

PART I

Income Tax Expense. The decrease is primarily due to the decrease in pretax income. The effective tax rate for the three months ended June 30, 2012 and 2011 was 29.5% and 29.4%, respectively.

Segment Income. The decrease was primarily due to lower average prices and volumes in Central America, unfavorable exchange rates in Brazil, and lower equity earnings from NMC. These negative impacts were partially offset by higher average prices and volumes in Peru and Brazil.

Six Months Ended June 30, 2012 as Compared to June 30, 2011

Operating Revenues. The increase was driven primarily by:

•          A $24 million increase in Brazil due to higher average prices and volumes, offset by unfavorable exchange rates;

•          A $19 million increase in Peru due to higher average energy prices and favorable exchange rates; and

•          An $8 million increase in Argentina as a result of higher volumes due to favorable hydrology, offset by unfavorable exchange rates.

Partially offsetting these increases was:

•          A $3 million decrease in Ecuador as a result of lower dispatch.

Operating Expenses. The increase was driven primarily by:

•          A $29 million increase in Central America primarily due to higher purchased power and operating expenses on a project placed in service after second quarter 2011.

Other Income and Expenses, net. The decrease was primarily driven by the absence of prior year Peru arbitration award, partially offset by higher equity earnings in NMC due to higher average prices and sales volumes of MTBE.

Interest Expense. The decrease was primarily due to lower capitalized interest.

Income Tax Expense. The decrease is primarily due to the decrease in pretax income. The effective tax rate for the six months ended June 30, 2012 and 2011 was 27.1% and 28.1%, respectively.

Segment Income. The decrease was primarily due to the absence of a prior year Peru arbitration award, lower average prices and volumes in Central America, and unfavorable exchange rates in Brazil. These negative impacts were partially offset by higher average prices in Brazil and Peru, and higher equity earnings from NMC.

Other

	Three Months Ended June 30,			Six Months Ended June 30,
			Increase			Increase
(in millions)	2012	2011	(Decrease)	2012	2011	(Decrease)
Operating revenues	$16	$9	$7	$31	$20	$11
Operating expenses	14	27	(13)	30	53	(23)
Losses on sales of other assets and other, net	―	(8)	8	(1)	―	(1)
Operating income (loss)	2	(26)	28	―	(33)	33
Other income and expenses, net	(6)	26	(32)	(1)	48	(49)
Interest expense	46	36	10	89	75	14
(Loss) income before income taxes	(50)	(36)	(14)	(90)	(60)	(30)
Income tax benefit	(25)	(13)	(12)	(49)	(28)	(21)
Less: (Loss) income attributable to noncontrolling interest	―	(4)	4	―	(6)	6
Net Expense	$(25)	$(19)	$(6)	$(41)	$(26)	$(15)

Three Months Ended June 30, 2012 as Compared to June 30, 2011

Operating Revenues. The increase was driven primarily by mark-to-market activity at Duke Energy Trading and Marketing, LLC (DETM).

Operating Expenses. The decrease was driven primarily by favorable loss experience at Bison and higher prior year donations.

Other Income and Expenses, net.  The decrease was driven primarily by lower returns on investments that support benefit obligations in 2012 compared to 2011, a reversal of reserves related to certain guarantees Duke Energy had issued on behalf of Crescent in the prior year, higher interest income recorded in 2011 following the resolution of certain income tax matters related to prior years, and prior year net gains on sales of investments.

Interest Expense. The increase was due primarily to higher debt balances in the current year.

Income Tax Benefit. The increase is primarily due to the decrease in pretax income. The effective tax rate for the three months ended June 30, 2012 and 2011 was 50.0% and 34.8%, respectively.

Net Expense. The increase was due primarily to higher interest expense due to new debt issuances, lower returns on investments that support benefit obligations, a reversal of reserves related to certain guarantees. These negative impacts were partially offset by higher income tax benefit due to increased net expense.

Six Months Ended June 30, 2012 as Compared to June 30, 2011

Operating Revenues. The increase was driven primarily by mark-to-market activity at DETM.

Operating Expenses. The decrease was driven primarily by favorable loss experience at Bison, prior year donations, and lower costs related to the merger with Progress Energy.

PART I

Other Income and Expenses, net.  The decrease was driven primarily by lower returns on investments that support benefit obligations in 2012 compared to 2011, higher interest income recorded in 2011 following the resolution of certain income tax matters related to prior years, a reversal of reserves related to certain guarantees Duke Energy had issued on behalf of Crescent in the prior year, and current year impairments and prior year net gains on sales of investments.

Interest Expense. The increase was due primarily to higher debt balances in the current year.

Income Tax Benefit. The increase is primarily due to the decrease in pretax income. The effective tax rate for the six months ended June 30, 2012 and 2011 was 54.4% and 46.5%, respectively.

Net Expense. The increase was due primarily to higher interest expense due to new debt issuances, favorable tax resolutions in the prior year, unfavorable returns on investments that support benefit obligations, a reversal of reserves related to certain guarantees and current year impairments. These negative impacts were partially offset by higher income tax benefit due to increased net expense, mark-to-market activity at DETM and favorable loss experience at Bison.

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

DUKE ENERGY CAROLINAS

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Duke Energy Carolinas’s Unaudited Condensed Consolidated Financial Statements.

Duke Energy Carolinas is an indirect wholly owned subsidiary of Duke Energy. Duke Energy Carolinas is an electric utility company that generates, transmits, distributes and sells electricity in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Six Months Ended June 30,
			Increase
(in millions)	2012	2011	(Decrease)
Operating revenues	$3,117	$3,159	$(42)
Operating expenses	2,262	2,466	(204)
Gains on sales of other assets and other, net	6	1	5
Operating income	861	694	167
Other income and expenses, net	82	92	(10)
Interest expense	190	171	19
Income before income taxes	753	615	138
Income tax expense	276	217	59
Net Income	$477	$398	$79

The increase in Duke Energy Carolinas’ net income for the six months ended June 30, 2012 compared to June 30, 2011 was primarily due to the following factors:

Operating Revenues. The decrease was primarily due to:

•          A $156 million decrease in fuel revenues driven primarily by decreased demand from retail customers mainly due to unfavorable weather conditions, partially offset by higher fuel rates in both North Carolina and South Carolina.  Fuel revenues represent sales to retail and wholesale customers; and

•          A $99 million (net of fuel) decrease in sales to retail customers due to unfavorable weather conditions. The number of heating degree days for the first half of 2012 was 25% below normal as compared to essentially flat to normal in 2011. In addition, cooling degree days for 2012 were 11% above normal compared to 32% above normal in 2011.

Partially offsetting these decreases were:

•          A $193 million increase in net retail pricing and rate riders primarily due to revised retail base rates implemented in North Carolina and South Carolina in the first quarter of 2012, and revenues recognized for the energy efficiency programs; and

•          A $14 million increase in weather adjusted sales volumes to customers primarily due to an extra day of revenues for leap year 2012.

PART I

Operating Expenses. The decrease was primarily due to:

•          A $158 million decrease in fuel expense (including purchased power) primarily related to lower volume of coal used in electric generation due to lower demand based on unfavorable weather conditions and lower coal-fired generation due to low natural gas prices; and

•          A $122 million decrease in operating and maintenance expenses primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs coupled with decreased storm costs, partially offset by required donations resulting from the most recent North Carolina and South Carolina rate cases.

Partially offsetting these decreases were:

•          A $63 million increase in depreciation and amortization primarily due to increases in depreciation as a result of additional plant in service and amortization of certain regulatory assets; and

•          A $13 million increase in general taxes primarily due to a favorable prior year resolution of a property tax issue related to pollution control equipment exemptions, higher revenue related taxes in 2012 and a sales and use tax refund in 2011.

Other Income and Expenses, net. The decrease is primarily due to lower equity component of AFUDC.

Interest Expense. The increase is primarily due to lower debt return on deferred projects, lower debt component of AFUDC, and higher interest expense on long-term debt and certain income tax matters.

Income Tax Expense. The increase in income tax expense is primarily due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2012 and 2011, was 36.7% and 35.3%, respectively. The increase in the effective tax rate is primarily due to the increase in pretax income and a decrease in AFUDC in 2012.

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

Duke Energy anticipates recording charges of approximately $450 million to $550 million in the second half of 2012 associated with the merger with Progress Energy. This estimate includes the costs of the Long-term FERC Mitigation plan, Interim FERC Mitigation, the retail rate reduction associated with Interim FERC Mitigation, employee severance, obligations to provide community support and merger transaction expenses. A significant portion of these costs will be recorded by Duke Energy Carolinas.

The ability to integrate Progress Energy businesses and realize cost savings and any other synergies expected from the merger with Progress Energy could be different from what Duke Energy Carolinas expects and may have a significant impact on Duke Energy Carolinas’ results of operations.

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

	Six Months Ended June 30,
			Increase
(in millions)	2012	2011	(Decrease)
Operating revenues	$1,629	$1,573	$56
Operating expenses	1,398	1,381	17
Gains on sales of other assets and other, net	2	2	―
Operating income	233	194	39
Other income and expenses, net	8	9	(1)
Interest expense	49	51	(2)
Income before income taxes	192	152	40
Income tax expense	73	46	27
Net Income	$119	$106	$13

PART I

The increase in Duke Energy Ohio’s net income for the six months ended June 30, 2012 compared to June 30, 2011 was primarily due to the following factors:

Operating Revenues. The increase was primarily driven by:

•          A $116 million increase in regulated fuel revenues driven primarily by higher purchased power revenues collected under the new Ohio ESP which became effective January 1, 2012, partially offset by reduced gas sales volumes and lower natural gas costs;

•          A $33 million increase in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market gains of $22 million in 2012 compared to losses of $11 million in 2011;

•          A $28 million increase primarily due to PJM capacity revenues associated with the move of the coal-fired generation assets from MISO to PJM in 2012, net of a decrease related to lower average cleared auction pricing in 2012 compared to 2011 for the gas-fired generation assets; and

•          A $10 million increase in electric revenues from the gas-fired generation assets driven primarily by increased volumes, partially offset by lower power prices.

Partially offsetting these increases were:

•          A $131 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP, partially offset by the coal-fired generation assets participating in the PJM wholesale energy market.

Operating Expenses. The increase was primarily driven by:

•          A $107 million increase in regulated fuel expense driven primarily by higher purchased power expense as a result of the new Ohio ESP, net of stability charge revenues, partially offset by reduced gas sales volumes and lower natural gas costs.

Partially offsetting these increases were:

•          A $31 million decrease in fuel expense for the gas-fired generation assets driven by lower natural gas costs, partially offset by higher volumes;

•          A $31 million decrease in operating and maintenance expenses resulting primarily from higher prior year station outages and regulatory asset amortization expense;

•          A $15 million decrease due to the receipt of funds in 2012 related to a previously written off receivable associated with the Lehman Brothers bankruptcy; and

•          A $13 million decrease in depreciation and amortization costs related to lower regulatory and software amortization.

Income Tax Expense. The increase in income tax expense is primarily due to an increase in pretax income. The effective tax rate for the six months ended June 30, 2012 and 2011, was 38.1% and 30.4%, respectively. The increase in the effective tax rate is primarily due a reduction in prior year state deferred tax liabilities.

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

Duke Energy Ohio filed electric and gas distribution rate cases in July 2012. These planned rate cases are needed to recover capital investments and operating costs. Duke Energy Ohio’s earnings could be adversely impacted if these rate cases are denied or delayed by the state regulatory commission.

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

	Six Months Ended June 30,
			Increase
(in millions)	2012	2011	(Decrease)
Operating revenues	$1,373	$1,279	$94
Operating expenses	1,511	1,040	471
Operating (loss) income	(138)	239	(377)
Other income and expenses, net	42	44	(2)
Interest expense	70	70	―
(Loss) income before income taxes	(166)	213	(379)
Income tax (benefit) expense	(76)	69	(145)
Net (loss) income	$(90)	$144	$(234)

PART I

Duke Energy Indiana’s net loss for the six months ended June 30, 2012 compared to net income for the six months ended June 30, 2011 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•          A $100 million increase in fuel revenues (including emissions allowances) primarily due to increase in fuel rates as a result of higher fuel and purchased power costs; and

•          A $10 million increase in rate pricing due to the positive impact on overall average prices of lower sales volumes.

Partially offsetting these increases were:

•          An $8 million decrease in retail revenues related to unfavorable weather conditions in 2012 compared to 2011.

Operating Expenses. The increase was primarily due to:

•          A $420 million increase due to 2012 impairment and other charges related to the Edwardsport IGCC plant that is currently under construction.  See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information; and

•          A $92 million increase in fuel costs primarily due to higher purchases of power (reflective of favorable market prices); and increased generation cost at coal plants due to higher generation levels.

Partially offsetting these increases were:

•          A $32 million decrease in operation and maintenance primarily due to higher storm costs in the prior year, and lower generation and outage maintenance costs.

Income Tax (Benefit) Expense. The decrease in income tax (benefit) expense is primarily due to a decrease in pretax income. The effective tax rate for the six months ended June 30, 2012 and 2011, was 45.7% and 32.3%, respectively. The increase in the effective tax rate is primarily due to the decrease in pretax income resulting from the 2012 impairment and other charges related to the Edwardsport IGCC project.

Matters Impacting Future Duke Energy Indiana Results

Duke Energy Indiana results are impacted by the completion of its major generation fleet modernization project. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW Edwardsport IGCC plant. Additional updates to the cost estimate could occur through the completion of the plant in 2013. On April 30, 2012, Duke Energy Indiana entered into a settlement agreement with certain intervenors to cap the construction cost recoverable in retail rates which resulted in the recognition of a $420 million pre-tax charge to earnings in the first quarter of 2012. The agreement is subject to approval by the IURC, a final order is expected by the end of 2012. Duke Energy Indiana is unable to predict the ultimate outcome of these proceedings. In the event the IURC disallows a portion of the remaining plant costs, including financing costs, or if the cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

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

Cash Flow Information

The following table summarizes Duke Energy’s cash flows:

	Six Months Ended June 30,
(in millions)	2012	2011
Cash flows provided by (used in):
Operating activities	$2,002	$1,717
Investing activities	(2,391)	(1,838)
Financing activities	(195)	(187)
Net decrease in cash and cash equivalents	(584)	(308)
Cash and cash equivalents at beginning of period	2,110	1,670
Cash and cash equivalents at end of period	$1,526	$1,362

Operating Cash Flows. The following table summarizes key components of Duke Energy’s operating cash flows.

	Six Months Ended June 30,
(in millions)	2012	2011
Net income	$747	$954
Non-cash adjustments to net income	1,463	1,283
Working capital	(208)	(520)
Net cash provided by operating activities	$2,002	$1,717

The increase in cash provided by operating activities in 2012 as compared to 2011 was driven primarily by:
•

A $250 million increase in traditional working capital, mainly due to prior year refund of North Carolina overcollected fuel costs and current year overcollection of North Carolina and South Carolina fuel costs.

PART I

Investing Cash Flows. The following table summarizes key components of Duke Energy’s investing cash flows.

	Six Months Ended June 30,
(in millions)	2012	2011
Capital, investment and acquisition expenditures	$(2,297)	$(1,991)
Available for sale securities, net	(85)	15
Proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable	23	109
Other investing items	(32)	29
Net cash used in investing activities	$(2,391)	$(1,838)

The increase in cash used in investing activities in 2012 as compared to 2011 was driven primarily by:
•	A $310 million increase in capital, investment and acquisition expenditures due to the timing of payments related to Duke Energy's ongoing infrastructure modernization program,
•	A $100 million decrease in proceeds of available for sale securities, net of purchases, and
•	A $90 million decrease primarily as a result of the prior year sale of Windstream Corp. stock received in conjunction with the sale of Q-Comm Corporation in December 2010.

Financing Cash Flows. The following table summarizes key components of Duke Energy’s financing cash flows.

	Six Months Ended June 30,
(in millions)	2012	2011
Issuance of common stock related to employee benefit plans	$14	$10
(Payments) Issuances of long-term debt, net	(157)	417
Notes payable and commercial paper	631	63
Dividends paid	(670)	(657)
Other financing items	(13)	(20)
Net cash used in financing activities	$(195)	$(187)

The increase in cash used in financing activities in 2012 as compared to 2011 was driven primarily by:

•	A $570 million increase in payments for the redemption of long-term debt net of issuances, primarily due to the timing of redemptions and issuances between years and

•	A $10 million increase in dividends paid in 2012 due to an increase in dividends per share from $0.735 to $0.75 in the third quarter of 2011.

These increases were offset by:

•	A $570 million increase in net proceeds from the issuance of Commercial Paper and increased outstanding PremierNotes.

Significant Notes Payable and Long-Term Debt Activities - 2012.

DS Cornerstone, LLC, a 50/50 joint venture entity with a third-party joint venture partner, owns two wind generation projects and has executed a third party financing against the two against the two wind generation projects. In April 2012, Duke Energy and SCOA negotiated a $330 million, Construction and 12-year amortizing Term Loan Facility, on behalf of the borrower, a wholly owned subsidiary of the joint venture. The loan agreement is non-recourse to Duke Energy. Duke Energy received proceeds of $319 million upon execution of the loan agreement. This amount represents reimbursement of a significant portion of Duke Energy’s construction costs incurred as of the date of the agreement.

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

PART I

On April 4, 2011, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC) to sell up to $1 billion (maximum of $500 million of notes outstanding at any particular time) of variable denomination floating rate demand notes, called PremierNotes. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of June 30, 2012 and December 31, 2011, is $209 million and $79 million, respectively. The notes reflect a short-term debt obligation of Duke Energy and will be reflected as Notes Payable and Commercial Paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Available Credit Facilities and Restrictive Debt Covenants. In November 2011, Duke Energy entered into a new $6 billion, five-year master credit facility, with $4 billion available at closing and the remaining $2 billion available following successful completion of the merger with Progress Energy. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers, including Progress Energy Carolinas and Progress Energy Florida as of July 2, 2012. The amount available under the master credit facility is reduced by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

	July 2, 2012
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility Size	$1,750	$1,250	$750	$750	$750	$750	$6,000

First Mortgage Bond Restrictions. The Subsidiary Registrants’ first mortgage bonds, including those of Progress Energy Carolinas’ and Progress Energy Florida’s, are secured under their respective mortgage indentures. Each mortgage constitutes a first lien on substantially all of the fixed properties of the respective company, subject to certain permitted encumbrances and exceptions. The lien of each mortgage also covers subsequently acquired property. Each mortgage allows the issuance of additional first mortgage bonds based on property additions, retirements of first mortgage bonds and the deposit of cash if certain conditions are satisfied. In order to issue new first mortgage bonds other than on the basis of retired bonds, the mortgage bond indentures require that the issuer’s adjusted net earnings, which is calculated based on results for 12 consecutive months within the prior 15 months, be at least twice the annual interest requirement for bonds currently outstanding and to be outstanding. Progress Energy Florida’s and Duke Energy Indiana’s ratio of net earnings to the annual interest requirement for bonds outstanding was below 2.0 times at June 30, 2012. Progress Energy Florida’s net earnings were impacted by a $288 million pre-tax charge recorded in December 2011 for amounts to be refunded to customers under the terms of a February 2012 settlement agreement approved by the Florida Public Service Commission. Duke Energy Indiana’s net earnings were impacted by a $420 million pre-tax charge recorded in the first quarter of 2012 related to the Edwardsport IGCC project. Until this ratio is above 2.0 times, Progress Energy Florida’s and Duke Energy Indiana’s capacity to issue first mortgage bonds is limited to a portion of retired first mortgage bonds. In the event Progress Energy Florida’s or Duke Energy Indiana’s long-term debt requirements exceed their first mortgage bond capacity, Progress Energy Florida or Duke Energy Indiana can access alternative sources of capital, including, but not limited, to issuing unsecured public debt or through private placement, borrowing under the money pool, entering into bilateral direct loan arrangements, and, if necessary, utilizing the available capacity under the master credit facility.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of June 30, 2012, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Credit Ratings. On July 25, 2012, Standard and Poor’s affirmed Duke Energy and Progress Energy's short-term credit ratings of A-2. Standard and Poor’s also affirmed its ratings on Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana’s first-mortgage bonds at A. However, Standard and Poor’s lowered its corporate credit rating for Duke Energy, Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Ohio and Duke Energy Kentucky to BBB+ from A- with a negative outlook, citing lack of transparency and heightened regulatory risk around the CEO transition. Standard and Poor’s affirmed Progress Energy’s corporate credit rating and its subsidiaries ratings at BBB+ as well as its A-2 short-term rating. Standard and Poor’s negative outlook for Duke Energy and all of its subsidiaries’ is based on increased regulatory risk in North Carolina and Florida and concerns over Duke Energy’s ability to successfully integrate Progress Energy.

On July 3, 2012, Moody’s affirmed their ratings for the new merged Duke Energy and its subsidiaries with a stable outlook. On July 6, 2012, Fitch Ratings initiated coverage on Duke Energy and its subsidiaries.  These ratings are investment grade and are on stable outlook.  On June 22, Fitch Ratings affirmed their ratings for Progress Energy and its subsidiaries prior to the merger consummation.

A further downgrade below the Duke Energy Registrants’, including Progress Energy and its subsidiaries, current investment grade ratings would likely result in an increase in the entities’ borrowing costs, perhaps significantly. In addition, the Duke Energy Registrants’, including Progress Energy and its subsidiaries, potential pool of investors and funding sources would likely decrease. A downgrade below investment grade could also require the Duke Energy Registrants, including Progress Energy and its subsidiaries, to post additional collateral in the form of letters of credit or cash under various commodity contracts and credit agreements and trigger termination clauses in some interest rate derivative agreements, which would require cash payments. All of these events would likely reduce the Duke Energy Registrants’, including Progress Energy and its subsidiaries, liquidity and profitability and could have a material adverse effect on the Duke Energy Registrants’, including Progress Energy and its subsidiaries, financial position, results of operations or cash flows.

Undistributed Foreign Earnings. Undistributed earnings associated with Duke Energy’s foreign operations are considered indefinitely reinvested, thus no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in Duke Energy’s foreign jurisdictions is not needed to fund its U.S. operations and that Duke Energy either has invested or has intentions to reinvest such earnings. Duke Energy periodically evaluates the impact of repatriation of cash generated and held in foreign countries. While Duke Energy’s current intent is to indefinitely reinvest foreign earnings, circumstances could arise that may alter that view, including a future change in tax law governing U.S. taxation of foreign earnings or changes in Duke Energy’s U.S. cash flow requirements. If Duke Energy were to decide to repatriate foreign generated and held cash

PART I

previously designated as undistributed earnings, recognition of material U.S. federal income tax liabilities would be required to be recognized in the period such determination is made. The cumulative undistributed earnings as of June 30, 2012, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is $1.7 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated to be between $175 million and $225 million.

OTHER ISSUES

Global Climate Change. For information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

Merger with Progress Energy Inc. See Note 2 to the Unaudited Condensed Consolidated Financial Statements, “Acquisitions” for information related to Duke Energy’s pending merger with Progress Energy, Inc.

Nuclear Matters. Following the events at the Fukushima Daiichi nuclear power station in Japan, Duke Energy conducted thorough inspections at each of our four nuclear sites during 2011. The initial inspections have not identified any significant vulnerabilities, however, Duke Energy is reviewing designs to increase safety margins to external events. Emergency-response capabilities, written procedures and engineering specifications were reviewed to verify each site’s ability to respond in the unlikely event of station blackout or record flood. In 2012, Duke Energy is working to establish industry best practices and improve the safety standards and margin using the three layers of safety approach used in the U.S.: protection, mitigation and emergency response. Emergency equipment is currently being added at each station to perform key safety functions in the event that backup power sources are lost permanently. These improvements are in addition to the numerous layers of safety measures and systems previously in place.

In March 2011, the NRC formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. On July 13, 2011, the task force proposed a set of improvements designed to ensure protection, enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. The recommendations were further prioritized into three tiers based on the safety enhancement level. On March 12, 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation. The NRC held public meetings with stakeholders to develop implementation guidance that is expected to be issued by the NRC in August 2012. Plants are then required to submit implementation plans to the NRC by February 28, 2013, and complete implementation of the safety enhancements within two refueling outages or by December 31, 2016, whichever comes first. Each plant is also required to reassess their seismic and flooding hazards using present-day methods and information, conduct inspections to ensure protection against hazards in the current design basis, and re-evaluate emergency communications systems and staffing levels. In May 2012, the NRC issued guidance on re-evaluating emergency communications systems and staffing levels and performing seismic and flooding walkdowns. The NRC is expected to issue guidance on performing seismic and flooding re-evaluations in November 2012. Notices for Tier 2 and 3 recommendations are expected to be issued later this year.

Duke Energy is committed to compliance with all safety enhancements ordered by the NRC, the cost of which could be material. With the NRC’s continuing review of the remaining recommendations, Duke Energy cannot predict to what extent the NRC will impose additional licensing and safety-related requirements, or the costs of complying with such requirements. The tight timeframe required to complete the necessary safety enhancements by no later than 2016 could lead to even higher costs. Upon receipt of additional guidance from the NRC and a collaborative industry review, Duke Energy will be able to determine an implementation plan and associated costs. See Item 1A, “Risk Factors”, in the 2011 Form 10-K for further discussion of applicable risk factors.

OFF-BALANCE SHEET ARRANGEMENTS

The following discussion of off balance sheet arrangements and contractual obligations is on a consolidated Duke Energy basis. During the six months ended June 30, 2012, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

CONTRACTUAL OBLIGATIONS

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the three months ended June 30, 2012, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

NEW ACCOUNTING STANDARDS

The following new Accounting Standards Updates (ASU) have been issued, but have not yet been adopted by Duke Energy, as of June 30, 2012.

ASC 210—Balance Sheet. In December 2011, the FASB issued revised accounting guidance to amend the existing disclosure requirements for offsetting financial assets and liabilities to enhance current disclosures, as well as to improve comparability of balance sheets prepared under U.S. GAAP and IFRS. The revised disclosure guidance affects all companies that have financial instruments and derivative instruments that are either offset in the balance sheet (i.e., presented on a net basis) or subject to an enforceable master netting arrangement and/or similar agreement. The revised guidance requires that certain enhanced quantitative and qualitative disclosures be made with respect to a company’s netting arrangements and/or rights of setoff associated with its financial instruments and/or derivative instruments including associated collateral. For the Duke Energy Registrants, the revised disclosure guidance is effective on a retrospective basis for interim and annual periods beginning January 1, 2013. Other than additional disclosures, this revised guidance does not impact the consolidated results of operations, cash flows or financial position of Duke Energy.

SUBSEQUENT EVENTS

For information on subsequent events related to acquisitions and sales of other assets, regulatory matters, commitments and contingencies, and earnings per share see Notes 2, 4, 5 and 12, respectively, to the Unaudited Condensed Consolidated Financial Statements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2012 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On July 2, 2012, the previously announced merger between Duke Energy and Progress Energy closed. Duke Energy is currently in the process of integrating Progress’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” in “Item 1 Financial Statements” for additional information relating to the merger.

PART I

ITEM 1. LEGAL PROCEEDINGS.

For information regarding legal proceedings that became reportable events or in which there were material developments in the second quarter of 2012, see Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies” under the heading “Litigation.”

ITEM 1A. RISK FACTORS.

Please see below an update to risk factors affecting Duke Energy’s business in addition to those presented in our Annual Report on Form 10-K, Part I, Item 1A, for the year ended December 31, 2011. Except for the update below, there have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2011. For further detailed information regarding the risk factor below, refer to the Progress Energy Second Quarter 2012 Form 10-Q.

The scope of necessary repairs of the delamination of Progress Energy Florida’s Crystal River Unit 3 could prove more extensive than is currently identified, such repairs could prove not to be feasible resulting in early retirement of the unit, the costs of repair and/or replacement power could exceed estimates and insurance coverage or may not be recoverable through the regulatory process; the occurrence of any of which could adversely affect Duke Energy’s and Progress Energy Florida’s financial condition, results of operations and cash flows.

In September 2009, Crystal River Unit 3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, Progress Energy Florida determined that the concrete delamination was caused by redistribution of stresses in the containment wall that occurred when Progress Energy Florida engineers created an opening to accommodate the replacement of the unit’s steam generators.

In March 2011, the work to return the plant to service was suspended after monitoring equipment at the repair site identified a new delamination that occurred in a different section of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur during the repair process. Crystal River Unit 3 has remained out of service while Progress Energy Florida conducted an engineering analysis and review of the new delamination and evaluated repair options.

In June 2011, Progress Energy Florida notified the NRC and the FPSC that it plans to repair the Crystal River Unit 3 containment structure and estimates the unit will return to service in 2014. The repair option selected entails systematically removing and replacing concrete in substantial portions of the containment structure walls. The preliminary estimate of $900 million to $1.3 billion, as filed with the FPSC on June 27, 2011, is currently under review and could change following completion of further detailed engineering studies, vendor negotiations and final risk assessments. These engineering studies and risk assessments include analyses by independent entities currently in progress. The risk assessment process includes analysis of events that, although currently deemed unlikely, could have a significant impact on the cost estimate or feasibility of repair. The cost range of the repair option, based on preliminary analysis, appears to be trending upward. Progress Energy Florida believes the actions taken and costs incurred in response to the Crystal River Unit 3 delamination have been prudent and, accordingly, believe that replacement power and repair costs not recoverable through insurance to be recoverable through Progress Energy Florida’s fuel cost-recovery clause or base rates.

Additionally, as of result of the potential repair challenges, the unit could be forced to be retired early. Early retirement could result in continued purchases of replacement power, additional capital and operating costs associated with construction of replacement capacity resources, and impairments of unrecoverable portions of the retired plant.

While the foregoing reflects Progress Energy Florida’s current intentions and estimates with respect to Crystal River Unit 3, the costs, timing and feasibility of additional repairs to Crystal River Unit 3, the cost of replacement power, and the degree of recoverability of these costs, are all subject to significant uncertainties. Additional developments with respect to the condition of the Crystal River Unit 3 structures, costs that are greater than anticipated, recoverability that is less than anticipated and/or the inability to return Crystal River Unit 3 to service all could adversely affect Duke Energy’s and Progress Energy Florida’s financial condition, results of operations and cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE SECOND QUARTER of 2012

There were no issuer purchases of equity securities during the second quarter of 2012.

ITEM 5. OTHER INFORMATION.

Departure of Directors

On July 27, 2012, John D. Baker II and Theresa M. Stone, each directors of Duke Energy, resigned from the Board of Directors of Duke Energy (the “Board”), effective immediately. Mr. Baker, who has served as a Director of Duke Energy or its predecessor companies since 2009, was a member of the Board’s Compensation Committee and Regulatory Policy and Operations Committee. Ms. Stone, who has served as a Director of Duke Energy or its predecessor companies since 2005, was Chair of the Board’s Audit Committee and was a member of the Finance & Risk Management Committee.

Based on Mr. Baker’s and Ms. Stone’s resignation letters, it is Duke Energy’s understanding that they determined to resign, in part, due to the Board’s actions on July 2, 2012 regarding the decision to make a change in the Chief Executive Officer of the Company.

Impact of Reverse Stock Split on Earnings Per Share

Immediately preceding the merger with Progress Energy on July 2, 2012, Duke Energy completed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock. The shareholders of Duke Energy approved the reverse stock split at Duke Energy’s special meeting of shareholders held on August 23, 2011.

PART II – OTHER INFORMATION

The table below includes the currently reported and previously reported earnings per share information for the three most recently completed fiscal years and the three months ended March 31, 2012. The currently reported information reflects retrospective adjustment of the effect of the one-for-three reverse stock split.

		As Currently Reported		As Previously Reported
		Average		Average
(In millions, except per-share amounts)	Income	Shares	EPS	Shares	EPS
Three Months Ended March 31, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$292	446	$0.66	1,337	$0.22
Year Ended December 31, 2011
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$1,702	444	$3.83	1,332	$1.28
Effect of dilutive securities:
Stock options, performance and restricted stock		―		1
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	1,702	444	$3.83	1,333	$1.28
Year Ended December 31, 2010
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$1,315	439	$2.99	1,318	$1.00
Effect of dilutive securities:
Stock options, performance and restricted stock		1		1
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	1,315	440	$2.99	1,319	$1.00
Year Ended December 31, 2009
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic	$1,061	431	$2.46	1,293	$0.82
Effect of dilutive securities:
Stock options, performance and restricted stock		―		1
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — diluted	1,061	431	$2.46	1,294	$0.82

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
*10.1	Amendment dated as of June 27, 2012, to the Employment Agreement, dated as of February 19, 2009 by and between James E. Rogers and Duke Energy Corporation	X
*10.2	Second Amendment, dated as of July 3, 2012 to the Employment Agreement dated as of February 19, 2009, by and between James E. Rogers and Duke Energy Corporation	X
*10.3	Amendment to Duke Energy Corporation 2010 Long-Term Incentive Plan	X
*12	Computation of Ratio of Earnings to Fixed Charges	X
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*101.INS	XBRL Instance Document	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X

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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: August 8, 2012	/S/ LYNN J. GOOD
Lynn J. Good Executive Vice President and Chief Financial Officer

Date: August 8, 2012	/S/ STEVEN K. YOUNG
Steven K. Young Vice President, Chief Accounting Officer, and Controller