Form 10-Q
period 2012-09-30
Duke Energy Ohio, Inc.; Duke Energy Carolinas, LLC; Duke Energy Indiana, Inc.; Duke Energy CORP
filed 2012-11-08
CIK 20290, 30371, 81020, 1326160

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012 or
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

Duke Energy	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Duke Energy Carolinas	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Ohio	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Duke Energy Indiana	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Duke Energy	Yes ☐	No ☒	Duke Energy Ohio	Yes ☐	No ☒
Duke Energy Carolinas	Yes ☐	No ☒	Duke Energy Indiana	Yes ☐	No ☒

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

Outstanding as of November 5, 2012 Registrant	Description	Shares
Duke Energy	Common Stock, par value $0.001	704,243,727
Duke Energy Carolinas	All of the registrant’s limited liability company member interests are directly owned by Duke Energy.
Duke Energy Ohio	All of the registrant’s common stock is indirectly owned by Duke Energy.
Duke Energy Indiana	All of the registrant’s common stock is indirectly owned by Duke Energy.

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

TABLE OF CONTENTS
Safe Harbor for Forward-Looking Statements

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

	Duke Energy Corporation (Duke Energy)
	Unaudited Condensed Consolidated Statements of Operations	5
	Unaudited Condensed Consolidated Comprehensive Income	6
	Unaudited Condensed Consolidated Balance Sheets	7
	Unaudited Condensed Consolidated Statements of Cash Flows	8
	Unaudited Condensed Consolidated Statements of Equity	9

	Duke Energy Carolinas, LLC (Duke Energy Carolinas)
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	10
	Unaudited Condensed Consolidated Balance Sheets	11
	Unaudited Condensed Consolidated Statements of Cash Flows	12
	Unaudited Condensed Consolidated Statements of Member’s Equity	13

	Duke Energy Ohio, Inc. (Duke Energy Ohio)
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	14
	Unaudited Condensed Consolidated Balance Sheets	15
	Unaudited Condensed Consolidated Statements of Cash Flows	16
	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity	17

	Duke Energy Indiana, Inc. (Duke Energy Indiana)
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income	18
	Unaudited Condensed Consolidated Balance Sheets	19
	Unaudited Condensed Consolidated Statements of Cash Flows	20
	Unaudited Condensed Consolidated Statements of Common Stockholder’s Equity	21

	Combined Notes to Unaudited Condensed Consolidated Financial Statements
	Note 1 - Organization and Basis of Presentation	22
	Note 2 - Acquisitions and Sales of Other Assets	23
	Note 3 - Business Segments	27
	Note 4 - Regulatory Matters	30
	Note 5 - Commitments and Contingencies	39
	Note 6 - Debt and Credit Facilities	45
	Note 7 - Goodwill, Intangible Assets and Impairments	47
	Note 8 - Risk Management, Derivative Instruments and Hedging Activities	48
	Note 9 - Fair Value of Financial Instruments	54
	Note 10 - Investments in Debt and Equity Securities	61
	Note 11 - Variable Interest Entities	64
	Note 12 - Earnings Per Common Share	69
	Note 13 - Stock-Based Compensation	70
	Note 14 - Employee Benefit Plans	71
	Note 15 - Severance	74
	Note 16 - Income Taxes and Other Taxes	74
	Note 17 - Related Party Transactions	75
	Note 18 - Guarantees and Indemnifications	76
	Note 19 - New Accounting Standards	77
	Note 20 - Subsequent Events	77

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	78

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	94

Item 4.	Controls and Procedures	94

PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	95

Item 1A.	Risk Factors	95

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	95

Item 6.	Exhibits	96

	Signatures	97

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

•       The scope of necessary repairs of the delamination of Crystal River Unit 3 Nuclear Plant could prove more extensive or costly than is currently identified, such repairs could prove not to be feasible resulting in early retirement of the unit, the cost of repair and/or replacement power could exceed estimates and insurance coverage or may not be recoverable through the regulatory process;

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

•       The ability to successfully operate electric generating facilities and deliver electricity to customers;

•       The ability to recover, in a timely manner, if at all, costs associated with future significant weather events through the regulatory process;

•       The impact on the Duke Energy Registrants’ facilities and business from a terrorist attack, cyber security threats and other catastrophic events;

•       The inherent risks associated with the operation and potential construction of nuclear facilities, including environmental, health, safety, regulatory and financial risks;

•       The timing and extent of changes in commodity prices, interest rates and foreign currency exchange rates and the ability to recover such costs through the regulatory process, where appropriate;

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

•       The Subsidiary Registrants ability to pay dividends or distributions to Duke Energy Corporation holding company (the Parent);

•       The effect of accounting pronouncements issued periodically by accounting standard-setting bodies;

•       The impact of potential goodwill impairments; and

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions, except per-share amounts)	2012		2011		2012	2011
Operating Revenues
Regulated electric		$5,763		$3,016	$10,892		$8,165
Non-regulated electric, natural gas, and other		882		867	2,708		2,586
Regulated natural gas		77		81	329		410
Total operating revenues		6,722		3,964	13,929		11,161
Operating Expenses
Fuel used in electric generation and purchased power - regulated		2,222		957	3,848		2,603
Fuel used in electric generation and purchased power - non-regulated		484		383	1,328		1,147
Cost of natural gas and coal sold		40		48	184		262
Operation, maintenance and other		1,654		866	3,262		2,705
Depreciation and amortization		666		455	1,620		1,346
Property and other taxes		326		183	681		538
Impairment charges		266		300	668		309
Total operating expenses		5,658		3,192	11,591		8,910
Gains (Losses) on Sales of Other Assets and Other, net		14		(5)	21		9
Operating Income		1,078		767	2,359		2,260
Other Income and Expenses
Equity in earnings of unconsolidated affiliates		33		43	118		123
Impairments and gains on sales of unconsolidated affiliates		―		(3)	(6)		11
Other income and expenses, net		132		83	291		297
Total other income and expenses		165		123	403		431
Interest Expense		401		213	857		635
Income From Continuing Operations Before Income Taxes		842		677	1,905		2,056
Income Tax Expense from Continuing Operations		248		208	565		633
Income From Continuing Operations		594		469	1,340		1,423
Income From Discontinued Operations, net of tax		4		1	5		1
Net Income		598		470	1,345		1,424
Less: Net Income (Loss) Attributable to Noncontrolling Interests		4		(2)	12		6
Net Income Attributable to Duke Energy Corporation		$594		$472	$1,333		$1,418

Earnings Per Share - Basic and Diluted
Income from continuing operations attributable to Duke Energy Corporation common shareholders
Basic		$0.84		$1.06	$2.50		$3.19
Diluted		$0.84		$1.06	$2.50		$3.19
Income from discontinued operations attributable to Duke Energy Corporation common shareholders
Basic		$0.01	$	―	$0.01	$	―
Diluted		$0.01	$	―	$0.01	$	―
Net Income attributable to Duke Energy Corporation common shareholders
Basic		$0.85		$1.06	$2.51		$3.19
Diluted		$0.85		$1.06	$2.51		$3.19
Dividends declared per share	$	―	$	―	$2.265		$2.22
Weighted-average shares outstanding
Basic		699		444	531		444
Diluted		699		444	531		444

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Net income	$598	$470	$1,345	$1,424
Other comprehensive (loss) income, net of tax
Foreign currency translation adjustments	2	(246)	(85)	(150)
Pension and OPEB adjustments(a)	(21)	1	(15)	(6)
Net unrealized loss on cash flow hedges(b)	(2)	(47)	(19)	(52)
Reclassification into earnings from cash flow hedges(c)	(2)	1	―	3
Unrealized gain on investments in auction rate securities(d)	1	3	7	7
Unrealized gain on investments in available for sale securities(e)	3	―	6	―
Reclassification into earnings from available for sale securities(f)	(1)	―	(4)	―
Other comprehensive income (loss), net of tax	(20)	(288)	(110)	(198)
Comprehensive income	578	182	1,235	1,226
Less: Comprehensive income (loss) attributable to Noncontrolling Interests	4	(13)	8	(2)
Comprehensive income attributable to Duke Energy Corporation	$574	$195	$1,227	$1,228

(a)

Net of $10 million tax benefit and $7 million tax benefit for the three and nine months ended September 30, 2012 and insignificant tax expense and $3 tax benefit for the three and nine months ended September 30, 2011.

(b)

Net of $1 million tax benefit and $10 million tax benefit for the three and nine months ended September 30, 2012 and $26 million tax benefit and $28 million tax benefit for the three and nine months ended September 30, 2011.

(c)

Net of insignificant tax benefit for each of the three and nine months ended September 30, 2012 and insignificant tax expense and $1 million tax expense for the three and nine months ended September 30, 2011, respectively.

(d)

Net of $1 million tax benefit and $2 million tax expense for the three and nine months ended September 30, 2012 and $5 million tax expense and $6 million tax expense for the three and nine months ended September 30, 2011.

(e)	Net of $2 million tax expense for the three and nine months ended September 30, 2012.
(f)	Net of $2 million tax benefit for the three and nine months ended September 30, 2012.

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in millions, except per-share amounts)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$1,761	$2,110
Short-term investments	335	190
Receivables (net of allowance for doubtful accounts of $31 at September 30, 2012 and $35 at December 31, 2011)	1,596	784
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $43 at September 30, 2012 and $40 at December 31, 2011)	1,250	1,157
Inventory	3,041	1,588
Other	2,123	1,051
Total current assets	10,106	6,880
Investments and Other Assets
Investments in equity method unconsolidated affiliates	542	460
Nuclear decommissioning trust funds	4,155	2,060
Goodwill	16,180	3,849
Intangibles, net	359	363
Notes receivable	74	62
Restricted other assets of variable interest entities	115	135
Other	2,186	2,231
Total investments and other assets	23,611	9,160
Property, Plant and Equipment
Cost	100,156	60,377
Cost, variable interest entities	961	913
Accumulated depreciation and amortization	(32,318)	(18,709)
Generation facilities to be retired, net	232	80
Net property, plant and equipment	69,031	42,661
Regulatory Assets and Deferred Debits
Regulatory assets	9,097	3,672
Other	163	153
Total regulatory assets and deferred debits	9,260	3,825
Total Assets	$112,008	$62,526
LIABILITIES AND EQUITY
Current Liabilities
Accounts payable	$1,912	$1,433
Notes payable and commercial paper	600	154
Non-recourse notes payable of variable interest entities	275	273
Taxes accrued	601	431
Interest accrued	474	252
Current maturities of long-term debt	2,488	1,894
Other	2,206	1,091
Total current liabilities	8,556	5,528
Long-term Debt	35,198	17,730
Non-recourse long-term debt of variable interest entities	911	949
Deferred Credits and Other Liabilities
Deferred income taxes	10,317	7,581
Investment tax credits	462	384
Accrued pension and other post-retirement benefit costs	2,542	856
Asset retirement obligations	4,846	1,936
Regulatory liabilities	5,739	2,919
Other	2,349	1,778
Total deferred credits and other liabilities	26,255	15,454
Commitments and Contingencies
Preferred stock of subsidiaries	93	―
Equity
Common stock, $0.001 par value, 2 billion shares authorized; 704 million and 445 million shares outstanding at September 30, 2012 and December 31, 2011, respectively	1	1
Additional paid-in capital	39,249	21,132
Retained earnings	1,995	1,873
Accumulated other comprehensive loss	(340)	(234)
Total Duke Energy Corporation shareholders' equity	40,905	22,772
Noncontrolling interests	90	93
Total equity	40,995	22,865
Total Liabilities and Equity	$112,008	$62,526

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,345		$1,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion (including amortization of nuclear fuel)	1,865		1,508
Equity component of AFUDC	(209)		(193)
Severance expense	73		―
FERC mitigation costs	117		―
Community support and charitable contributions expense	100		―
Gains on sales of other assets	(21)		(19)
Impairment of other long-lived assets	588		309
Deferred income taxes	437		526
Equity in earnings of unconsolidated affiliates	(118)		(123)
Voluntary opportunity cost deferral	(101)		―
Contributions to qualified pension plans	(79)		―
Accrued pension and other post-retirement benefit costs	152		78
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	68		37
Receivables	(83)		115
Inventory	(22)		(87)
Other current assets	101		248
Increase (decrease) in
Accounts payable	(222)		(455)
Taxes accrued	(7)		30
Other current liabilities	128		(172)
Other assets	(167)		91
Other liabilities	34		(290)
Net cash provided by operating activities	3,979		3,027
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(3,845)		(2,990)
Investment expenditures	(7)		(36)
Acquisitions	(36)		(50)
Cash acquired from the merger with Progress Energy	71		―
Purchases of available-for-sale securities	(2,159)		(2,409)
Proceeds from sales and maturities of available-for-sale securities	1,947		2,313
Net proceeds from the sales of other assets, and sales of and collections on notes receivable	29		115
Change in restricted cash	(27)		(19)
Other	38		6
Net cash used in investing activities	(3,989)		(3,070)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the:
Issuance of long-term debt	2,626		1,015
Issuance of common stock related to employee benefit plans	16		13
Payments for the redemption of long-term debt	(1,934)		(179)
Notes payable and commercial paper	98		537
Distributions to noncontrolling interests	(14)		(19)
Contributions from noncontrolling interests	76		―
Dividends paid	(1,211)		(994)
Other	4		32
Net cash (used in) provided by financing activities	(339)		405
Net (decrease) increase in cash and cash equivalents	(349)		362
Cash and cash equivalents at beginning of period	2,110		1,670
Cash and cash equivalents at end of period	$1,761		$2,032
Supplemental Disclosures:
Merger with Progress Energy
Fair value of assets acquired	$48,698	$	―
Fair value of liabilities assumed	$30,627	$	―
Issuance of common stock	$18,071	$	―
Significant non-cash transactions:
Accrued capital expenditures	$407		$276
Extinguishment of debt related to investment in Attiki Gas Supply, S. A.	$66	$	―

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
(Unaudited)

					Duke Energy Corporation Shareholders
					Accumulated Other Comprehensive Income (Loss)
						Net Gains			Pension and
	Common		Additional		Foreign	(Losses) on			OPEB Related	Common
	Stock	Common	Paid-in	Retained	Currency	Cash Flow			Adjustments	Stockholders'	Noncontrolling	Total
(in millions)	Shares	Stock	Capital	Earnings	Adjustments	Hedges	Other		to AOCI	Equity	Interests	Equity
Balance at December 31, 2010	443	$1	$21,023	$1,496	$97	$(18)		$(17)	$(60)	$22,522	$131	$22,653
Net income	―	―	―	1,418	―	―		―	―	1,418	6	1,424
Other comprehensive (loss) income	―	―	―	―	(142)	(49)		7	(6)	(190)	(8)	(198)
Common stock issuances, including dividend reinvestment and employee benefits	1	―	38	―	―	―		―	―	38	―	38
Common stock dividends	―	―	―	(994)	―	―		―	―	(994)	―	(994)
Changes in noncontrolling interest in subsidiaries	―	―	―	―	―	―		―	―	―	(24)	(24)
Balance at September 30, 2011	444	$1	$21,061	$1,920	$(45)	$(67)		$(10)	$(66)	$22,794	$105	$22,899

Balance at December 31, 2011	445	$1	$21,132	$1,873	$(45)	$(71)		$(9)	$(109)	$22,772	$93	$22,865
Net income (a)	―	―	―	1,333	―	―		―	―	1,333	11	1,344
Other comprehensive (loss) income	―	―	―	―	(81)	(19)		9	(15)	(106)	(4)	(110)
Common stock issued in connection with the Progress Energy Merger	258		18,071							18,071		18,071
Common stock issuances, including dividend reinvestment and employee benefits	1	―	46	―	―	―		―	―	46	―	46
Common stock dividends	―	―	―	(1,211)	―	―		―	―	(1,211)	―	(1,211)
Deconsolidation of DS Cornerstone, LLC(b)											(82)	(82)
Contribution from noncontrolling interest in DS Cornerstone, LLC(b)											76	76
Changes in noncontrolling interest in subsidiaries(c)	―	―	―	―	―	―		―	―	―	(4)	(4)
Balance at September 30, 2012	704	$1	$39,249	$1,995	$(126)	$(90)	$	―	$(124)	$40,905	$90	$40,995

(a)

For the nine months ended September 30, 2012, consolidated net income of $1,345 million includes $1 million attributable to preferred shareholders of subsidiaries. Income attributable to preferred shareholders of subsidiaries is not a component of total equity and is excluded from the table above.

(b)		Refer to Note 2 for further information on the deconsolidation of DS Cornerstone, LLC.
(c)		Includes $14 million of payments to noncontrolling interests.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Operating Revenues-Regulated Electric	$1,939	$1,868	$5,056	$5,027
Operating Expenses
Fuel used in electric generation and purchased power	576	577	1,398	1,557
Operation, maintenance and other	562	447	1,369	1,377
Depreciation and amortization	233	210	687	601
Property and other taxes	100	94	279	259
Impairment charges	31	―	31	―
Total operating expenses	1,502	1,328	3,764	3,794
Gains on Sales of Other Assets and Other, net	3	1	9	2
Operating Income	440	541	1,301	1,235
Other Income and Expenses, net	48	47	130	139
Interest Expense	95	93	285	264
Income Before Income Taxes	393	495	1,146	1,110
Income Tax Expense	135	184	411	401
Net Income	258	311	735	709
Other comprehensive income, net of tax
Reclassification into earnings from cash flow hedges(a)	―	2	2	3
Comprehensive Income	$258	$313	$737	$712

(a)

Net of insignificant tax expense and $2 million tax expense for the three and nine months ended September 30, 2012, and $1 million tax benefit and $1 million tax expense for the three and nine months ended September 30, 2011.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$314	$289
Receivables (net of allowance for doubtful accounts of $3 at September 30, 2012 and December 31, 2011)	135	262
Restricted receivables of variable interest entities (net of allowance for doubtful accounts of $6 at September 30, 2012 and December 31, 2011)	738	581
Receivables from affiliated companies	2	2
Note receivable from affiliated companies	811	923
Inventory	993	917
Other	445	278
Total current assets	3,438	3,252
Investments and Other Assets
Nuclear decommissioning trust funds	2,311	2,060
Other	804	968
Total investments and other assets	3,115	3,028
Property, Plant and Equipment
Cost	33,961	32,840
Accumulated depreciation and amortization	(11,553)	(11,269)
Generation facilities to be retired, net	68	80
Net property, plant and equipment	22,476	21,651
Regulatory Assets and Deferred Debits
Regulatory assets	1,814	1,894
Other	72	71
Total regulatory assets and deferred debits	1,886	1,965
Total Assets	$30,915	$29,896
LIABILITIES AND MEMBER'S EQUITY
Current Liabilities
Accounts payable	$426	$637
Accounts payable to affiliated companies	148	156
Taxes accrued	142	126
Interest accrued	145	115
Current maturities of long-term debt	427	1,178
Other	519	398
Total current liabilities	1,807	2,610
Long-term Debt	8,139	7,496
Non-recourse long-term debt of variable interest entities	300	300
Long-term debt payable to affiliated companies	300	300
Deferred Credits and Other Liabilities
Deferred income taxes	5,063	4,555
Investment tax credits	216	233
Accrued pension and other post-retirement benefit costs	226	248
Asset retirement obligations	1,934	1,846
Regulatory liabilities	2,034	1,928
Other	955	926
Total deferred credits and other liabilities	10,428	9,736
Commitments and Contingencies
Member's Equity
Member's Equity	9,958	9,473
Accumulated other comprehensive loss	(17)	(19)
Total member's equity	9,941	9,454
Total Liabilities and Member's Equity	$30,915	$29,896

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$735	$709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (including amortization of nuclear fuel)	860	752
Equity component of AFUDC	(116)	(125)
FERC mitigation costs	46	―
Community support and charitable contributions expense	59	―
Gains on sales of other assets and other, net	(9)	(2)
Deferred income taxes	400	498
Voluntary opportunity cost deferral	(101)	―
Accrued pension and other post-retirement benefit costs	32	25
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	―	2
Receivables	(28)	7
Receivables from affiliated companies	―	89
Inventory	(62)	(25)
Other current assets	42	122
Increase (decrease) in
Accounts payable	(152)	(218)
Accounts payable to affiliated companies	(9)	(70)
Taxes accrued	16	18
Other current liabilities	202	(34)
Other assets	(53)	25
Other liabilities	(99)	(206)
Net cash provided by operating activities	1,763	1,567
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(1,453)	(1,604)
Purchases of available-for-sale securities	(672)	(1,598)
Proceeds from sales and maturities of available-for-sale securities	644	1,561
Change in restricted cash	―	2
Notes receivable from affiliated companies	112	(250)
Other	(6)	(7)
Net cash used in investing activities	(1,375)	(1,896)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	645	499
Payments for the redemption of long-term debt	(752)	(2)
Distributions to parent	(250)	―
Other	(6)	(3)
Net cash (used in) provided by financing activities	(363)	494
Net increase in cash and cash equivalents	25	165
Cash and cash equivalents at beginning of period	289	153
Cash and cash equivalents at end of period	$314	$318
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$126	$122

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY CAROLINAS, LLC
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
(Unaudited)

		Accumulated
		Other Comprehensive Income
		(Loss)
		Net Gains
		(Losses) on
	Member's	Cash Flow
(in millions)	Equity	Hedges	Other	Total
Balance at December 31, 2010	$8,938	$(20)	$(2)	$8,916
Net income	709	―	―	709
Other comprehensive income		3		3
Balance at September 30, 2011	$9,647	$(17)	$(2)	$9,628

Balance at December 31, 2011	$9,473	$(17)	$(2)	$9,454
Net income	735	―	―	735
Other comprehensive income		2		2
Distributions to Parent	(250)			(250)
Balance at September 30, 2012	$9,958	$(15)	$(2)	$9,941

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Operating Revenues
Regulated electric	$387	$442	$1,047	$1,175
Non-regulated electric and other	292	315	1,008	825
Regulated natural gas	78	81	331	411
Total operating revenues	757	838	2,386	2,411
Operating Expenses
Fuel used in electric generation and purchased power - regulated	141	111	375	299
Fuel used in electric generation and purchased power - non-regulated	234	189	649	500
Cost of natural gas	8	12	95	153
Operation, maintenance and other	208	186	579	606
Depreciation and amortization	86	83	249	259
Property and other taxes	38	64	166	200
Impairment charges	―	79	―	88
Total operating expenses	715	724	2,113	2,105
Gains on Sales of Other Assets and Other, net	―	2	2	4
Operating Income	42	116	275	310
Other Income and Expenses, net	5	8	13	17
Interest Expense	21	27	70	78
Income Before Income Taxes	26	97	218	249
Income Tax Expense	12	46	85	92
Net Income	14	51	133	157
Other Comprehensive Income, net of tax
Pension and OPEB adjustments(a)	―	(1)	1	―
Comprehensive Income	$14	$50	$134	$157

(a)	Net of insignificant tax expense and $1 million tax expense for the three and nine months ended September 30, 2012, and $1 million tax benefit for the three months ended September 30, 2011.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$13	$99
Receivables (net of allowance for doubtful accounts of $2 at September 30, 2012 and $16 at December 31, 2011)	96	137
Receivables from affiliated companies	92	143
Notes receivable from affiliated companies	84	401
Inventory	221	243
Other	259	220
Total current assets	765	1,243
Investments and Other Assets
Goodwill	921	921
Intangibles, net	132	143
Other	62	58
Total investments and other assets	1,115	1,122
Property, Plant and Equipment
Cost	10,708	10,632
Accumulated depreciation and amortization	(2,646)	(2,594)
Net property, plant and equipment	8,062	8,038
Regulatory Assets and Deferred Debits
Regulatory assets	538	520
Other	14	16
Total regulatory assets and deferred debits	552	536
Total Assets	$10,494	$10,939
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$248	$318
Accounts payable to affiliated companies	68	84
Notes payable to affiliated companies	86	―
Taxes accrued	131	180
Interest accrued	30	23
Current maturities of long-term debt	261	507
Other	105	122
Total current liabilities	929	1,234
Long-term Debt	1,785	2,048
Deferred Credits and Other Liabilities
Deferred income taxes	1,882	1,853
Investment tax credits	6	8
Accrued pension and other post-retirement benefit costs	140	147
Asset retirement obligations	28	27
Regulatory liabilities	264	273
Other	187	182
Total deferred credits and other liabilities	2,507	2,490
Commitments and Contingencies
Common Stockholder's Equity
Common stock, $8.50 par value, 120,000,000 shares authorized; 89,663,086 shares outstanding at September 30, 2012 and December 31, 2011	762	762
Additional paid-in capital	5,057	5,085
Accumulated deficit	(519)	(652)
Accumulated other comprehensive loss	(27)	(28)
Total common stockholder's equity	5,273	5,167
Total Liabilities and Common Stockholder's Equity	$10,494	$10,939

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2012		2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$133		$157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	252		261
Gains on sales of other assets and other, net	(2)		(4)
Impairment charges	―		88
Deferred income taxes	78		165
Accrued pension and other post-retirement benefit costs	8		11
(Increase) decrease in
Net realized and unrealized mark-to-market and hedging transactions	18		15
Receivables	40		163
Receivables from affiliated companies	51		7
Inventory	21		(29)
Other current assets	17		(35)
Increase (decrease) in
Accounts payable	(56)		(121)
Accounts payable to affiliated companies	(16)		(29)
Taxes accrued	(49)		2
Other current liabilities	(16)		18
Other assets	(39)		9
Other liabilities	(73)		(55)
Net cash provided by operating activities	367		623
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(386)		(344)
Net proceeds from the sales of other assets	82		―
Notes receivable from affiliated companies	317		221
Change in restricted cash	(46)		(18)
Other	1		(2)
Net cash used in investing activities	(32)		(143)
CASH FLOWS FROM FINANCING ACTIVITIES
Payments for the redemption of long-term debt	(507)		(7)
Notes payable to affiliated companies	86		―
Dividends to parent	―		(485)
Net cash used in financing activities	(421)		(492)
Net decrease in cash and cash equivalents	(86)		(12)
Cash and cash equivalents at beginning of period	99		228
Cash and cash equivalents at end of period	$13		$216
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$26		$18
Transfer of Vermillion Generating Station to Duke Energy Indiana	$28	$	―

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY OHIO, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated Other
				Comprehensive Income (Loss)

		Additional	Retained	Pension and
	Common	Paid-in	Earnings	OPEB
(in millions)	Stock	Capital	(Deficit)	Adjustments	Total
Balance at December 31, 2010	$762	$5,570	$(846)	$(22)	$5,464
Net income	―	―	157	―	157
Dividend to parent	―	(485)	―	―	(485)
Balance at September 30, 2011	$762	$5,085	$(689)	$(22)	$5,136

Balance at December 31, 2011	$762	$5,085	$(652)	$(28)	$5,167
Net income	―	―	133	―	133
Other comprehensive income	―	―	―	1	1
Transfer of Vermillion Generating Station to Duke Energy Indiana	―	(28)	―	―	(28)
Balance at September 30, 2012	$762	$5,057	$(519)	$(27)	$5,273

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Operating Revenues-Regulated Electric	$718	$718	$2,091	$1,997
Operating Expenses
Fuel used in electric generation and purchased power	283	270	853	748
Operation, maintenance and other	162	148	473	472
Depreciation and amortization	100	100	292	297
Property and other taxes	23	20	61	61
Impairment charges	180	222	580	222
Total operating expenses	748	760	2,259	1,800
Operating (Loss) Income	(30)	(42)	(168)	197
Other Income and Expenses, net	24	26	66	70
Interest Expense	35	34	105	104
(Loss) Income Before Income Taxes	(41)	(50)	(207)	163
Income Tax (Benefit) Expense	(22)	(19)	(98)	50
Net (Loss) Income	(19)	(31)	(109)	113
Other Comprehensive Income, net of tax
Reclassification into earnings from cash flow hedges(a)	―	(1)	(1)	(1)
Comprehensive (Loss) Income	$(19)	$(32)	$(110)	$112

(a)	Net of insignificant tax benefit for the three and nine months ended September 30, 2012, and $1 million tax benefit for the three and nine months ended September 30, 2011.

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(in millions)	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$18	$16
Receivables (net of allowance for doubtful accounts of $1 at September 30, 2012 and December 31, 2011)	23	42
Receivables from affiliated companies	133	156
Inventory	356	330
Other	124	135
Total current assets	654	679
Investments and Other Assets
Intangibles, net	43	50
Other	110	113
Total investments and other assets	153	163
Property, Plant and Equipment
Cost	11,843	11,791
Accumulated depreciation and amortization	(3,638)	(3,393)
Net property, plant and equipment	8,205	8,398
Regulatory Assets and Deferred Debits
Regulatory assets	784	798
Other	23	24
Total regulatory assets and deferred debits	807	822
Total Assets	$9,819	$10,062
LIABILITIES AND COMMON STOCKHOLDER'S EQUITY
Current Liabilities
Accounts payable	$147	$201
Accounts payable to affiliated companies	52	72
Notes payable to affiliated companies	55	300
Taxes accrued	58	74
Interest accrued	49	50
Current maturities of long-term debt	404	6
Other	170	93
Total current liabilities	935	796
Long-term Debt	3,150	3,303
Long-term Debt payable to affiliated companies	150	150
Deferred Credits and Other Liabilities
Deferred income taxes	826	927
Investment tax credits	142	143
Accrued pension and other post-retirement benefit costs	152	161
Asset retirement obligations	44	43
Regulatory liabilities	706	683
Other	64	122
Total deferred credits and other liabilities	1,934	2,079
Commitments and Contingencies
Common Stockholder's Equity
Common Stock, no par; $0.01 stated value, 60,000,000 shares authorized; 53,913,701 shares outstanding at September 30, 2012 and December 31, 2011	1	1
Additional paid-in capital	1,384	1,358
Retained earnings	2,259	2,368
Accumulated other comprehensive income	6	7
Total common stockholder's equity	3,650	3,734
Total Liabilities and Common Stockholder's Equity	$9,819	$10,062

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
(in millions)	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(109)		$113
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	296		301
Equity component of AFUDC	(61)		(64)
Impairment charges	580		222
Deferred income taxes and investment tax credit amortization	(97)		(67)
Accrued pension and other post-retirement benefit costs	12		16
(Increase) decrease in
Receivables	16		93
Receivables from affiliated companies	23		4
Inventory	(26)		(17)
Other current assets	5		18
Increase (decrease) in
Accounts payable	20		(22)
Accounts payable to affiliated companies	(20)		(13)
Taxes accrued	(35)		76
Other current liabilities	(7)		(9)
Other assets	15		19
Other liabilities	(28)		(47)
Net cash provided by operating activities	584		623
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(582)		(783)
Purchases of available-for-sale securities	(12)		(7)
Proceeds from sales and maturities of available-for-sale securities	14		5
Notes receivable from affiliated companies	―		115
Change in restricted cash	―		6
Other	(1)		(2)
Net cash used in investing activities	(581)		(666)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the issuance of long-term debt	250		―
Payments for the redemption of long-term debt	(4)		(4)
Notes payable to affiliated companies	(245)		14
Other	(2)		―
Net cash (used in) provided by financing activities	(1)		10
Net increase (decrease) in cash and cash equivalents	2		(33)
Cash and cash equivalents at beginning of period	16		54
Cash and cash equivalents at end of period	$18		$21
Supplemental Disclosures:
Significant non-cash transactions:
Accrued capital expenditures	$37		$127
Transfer of Vermillion Generating Station from Duke Energy Ohio	$26	$	―

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

DUKE ENERGY INDIANA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(Unaudited)

				Accumulated
				Other Comprehensive
				Income (Loss)
				Net Gains
		Additional		(Losses) on
	Common	Paid-in	Retained	Cash Flow
(in millions)	Stock	Capital	Earnings	Hedges	Total
Balance at December 31, 2010	$1	$1,358	$2,200	$8	$3,567
Net income	―	―	113	―	113
Other comprehensive loss	―	―	―	(1)	(1)
Balance at September 30, 2011	$1	$1,358	$2,313	$7	$3,679

Balance at December 31, 2011	$1	$1,358	$2,368	$7	$3,734
Net income	―	―	(109)	―	(109)
Other comprehensive loss	―	―	―	(1)	(1)
Transfer of Vermillion Generating Station from Duke Energy Ohio	―	26	―	―	26
Balance at September 30, 2012	$1	$1,384	$2,259	$6	$3,650

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

Index to Combined Notes To Unaudited Condensed Consolidated Financial Statements

The unaudited notes to the condensed consolidated financial statements that follow are a combined presentation. The following list indicates the registrants to which the footnotes apply:

Applicable Notes
Registrant	1	2	3	4	5	6	7	8	9	10	11	12	13	14	15	16	17	18	19	20
Duke Energy Corporation	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•	•		•	•	•
Duke Energy Carolinas, LLC	•	•	•	•	•	•		•	•	•	•			•	•	•	•	•	•	•
Duke Energy Ohio, Inc.	•	•	•	•	•	•	•	•	•		•			•	•	•	•	•	•	•
Duke Energy Indiana, Inc.	•	•	•	•	•	•		•	•	•	•			•	•	•	•	•	•	•

1. Organization and Basis of Presentation

Organization. Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect wholly owned subsidiaries. Duke Energy’s wholly owned subsidiaries included Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), and Duke Energy Indiana, Inc. (Duke Energy Indiana) prior to the merger with Progress Energy, Inc (Progress Energy). On July 2, 2012 Duke Energy merged with Progress Energy, with Duke Energy continuing as the surviving corporation, and Progress Energy becoming a wholly owned subsidiary of Duke Energy. Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (Progress Energy Carolinas) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (Progress Energy Florida), Progress Energy’s regulated utility subsidiaries, are now indirect wholly owned subsidiaries of Duke Energy. Duke Energy’s consolidated financial statements include Progress Energy, Progress Energy Carolinas and Progress Energy Florida activity from July 2, 2012 through September 30, 2012. See Note 2 for additional information regarding the merger. When discussing Duke Energy’s condensed consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants.

Progress Energy, Progress Energy Carolinas and Progress Energy Florida (collectively referred to as the Progress Energy Registrants) continue to maintain reporting requirements as SEC registrants. The information presented in the Progress Energy Registrants separately filed Form 10-Q represents the results of operations of the Progress Energy Registrants for the three and nine months ended September 30, 2012 and 2011 and the financial position as of September 30, 2012 and December 31, 2011, presented on a comparable basis. In accordance with SEC guidance, the Progress Energy Registrants did not reflect the impacts of acquisition accounting, whereby the adjustments of assets and liabilities to fair value and the resultant goodwill would be shown on the financial statements of the Progress Energy Registrants. These adjustments were recorded by Duke Energy.

The information in these combined notes relates to Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana as noted in the Index to the Combined Notes. However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself. As discussed further in Note 3, Duke Energy operates in three reportable business segments: U.S. Franchised Electric and Gas (USFE&G), Commercial Power and International Energy. The remainder of Duke Energy’s operations is presented as Other.

These Unaudited Condensed Consolidated Financial Statements include, after eliminating intercompany transactions and balances, the accounts of Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana and all majority-owned subsidiaries where these respective Duke Energy Registrants have control and those variable interest entities (VIEs) where these respective Duke Energy Registrants are the primary beneficiary. These Unaudited Condensed Consolidated Financial Statements also reflect the Duke Energy Registrants’ proportionate share of certain generation and transmission facilities. In January 2012, Duke Energy Ohio completed the sale of its 75% ownership of the Vermillion Generating Station (Vermillion); upon the close, Duke Energy Indiana purchased a 62.5% interest in the station. See Note 2 for further discussion.

Duke Energy Carolinas, a wholly owned subsidiary of Duke Energy, is an electric utility company that generates, transmits, distributes and sells electricity in portions of North Carolina and South Carolina. Duke Energy Carolinas is subject to the regulatory provisions of the North Carolina Utilities Commission (NCUC), the Public Service Commission of South Carolina (PSCSC), the U.S. Nuclear Regulatory Commission (NRC) and the Federal Energy Regulatory Commission (FERC). Substantially all of Duke Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment. As discussed further in Note 3, Duke Energy Carolinas’ operations include one reportable business segment, Franchised Electric.

Progress Energy is a holding company headquartered in Raleigh, North Carolina, subject to regulation by the FERC. Progress Energy conducts operations through its wholly owned subsidiaries Progress Energy Carolinas and Progress Energy Florida. Progress Energy’s operations include one reportable segment, Franchised Electric. The remainder of Progress Energy’s operations is presented as Other. Other primarily includes amounts applicable to the activities of the holding company and Progress Energy Service Company, LLC (PESC) and other miscellaneous nonregulated businesses that do not separately meet the quantitative disclosure requirements as a reportable business segment.

Progress Energy Carolinas is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in portions of North Carolina and South Carolina. Progress Energy Carolinas is subject to the regulatory provisions of the NCUC, the PSCSC, the NRC and the FERC. Substantially all of Progress Energy Carolinas’ operations are regulated and qualify for regulatory accounting treatment.

Progress Energy Florida is a regulated public utility primarily engaged in the generation, transmission, distribution and sale of electricity in west central Florida. Progress Energy Florida is subject to the regulatory jurisdiction of the Florida Public Service Commission (FPSC), the NRC and the FERC. Substantially all of Progress Energy Florida’s operations are regulated and qualify for regulatory accounting treatment.

Duke Energy Ohio is an indirect wholly owned subsidiary of Duke Energy. Duke Energy Ohio is a combination electric and gas public utility that provides service in the southwestern portion of Ohio and in northern Kentucky through its wholly owned subsidiary Duke Energy Kentucky, Inc. (Duke Energy Kentucky) as well as electric generation in parts of Ohio, Illinois and Pennsylvania. Duke Energy Ohio’s principal lines of business include generation, transmission and distribution of electricity, the sale of and/or transportation of natural gas, and energy marketing. Duke Energy Ohio

See Notes to Unaudited Condensed Consolidated Financial Statements

PART I

conducts competitive auctions for retail electricity supply in Ohio whereby the energy price is recovered from retail customers. Duke Energy Kentucky’s principal lines of business include generation, transmission and distribution of electricity, as well as the sale of and/or transportation of natural gas. Duke Energy Ohio is subject to the regulatory provisions of the Public Utilities Commission of Ohio (PUCO), the Kentucky Public Service Commission (KPSC) and the FERC. Duke Energy Ohio applies regulatory accounting treatment to substantially all of the operations of its Franchised Electric and Gas operating segment. Through November 2011, Duke Energy Ohio applied regulatory accounting treatment to certain rate riders associated with retail generation of its Commercial Power operating segment. See Note 3 for information about business segments.

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

Basis of Presentation. These Unaudited Condensed Consolidated Financial Statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these Unaudited Condensed Consolidated Financial Statements do not include all of the information and notes required by GAAP in the U.S. for annual financial statements. Because the interim Unaudited Condensed Consolidated Financial Statements and Notes do not include all of the information and notes required by GAAP in the U.S. for annual financial statements, the Unaudited Condensed Consolidated Financial Statements and other information included in this quarterly report should be read in conjunction with the respective Consolidated Financial Statements and Notes in the Duke Energy Registrants combined Form 10-K and the Progress Energy combined Form 10-K for the year ended December 31, 2011.

These Unaudited Condensed Consolidated Financial Statements, in the opinion of management, reflect all normal recurring adjustments that are, in the opinion of the respective companies’ management, necessary to fairly present the financial position and results of operations of each Duke Energy Registrant. Amounts reported in Duke Energy’s interim Unaudited Condensed Consolidated Statements of Operations and each of the Subsidiary Registrants’ interim Unaudited Condensed Consolidated Statements of Income and Comprehensive Income are not necessarily indicative of amounts expected for the respective annual periods due to the effects of seasonal temperature variations on energy consumption, regulatory rulings, the timing of maintenance on electric generating units, changes in mark-to-market valuations, changing commodity prices and other factors.

In preparing financial statements that conform to GAAP, management must make estimates and assumptions that affect the reported amounts of assets and liabilities, the reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Certain amounts for 2011 have been reclassified to conform to the 2012 presentation.

Reverse Stock Split. On July 2, 2012, just prior to the close of the merger with Progress Energy, Duke Energy executed a one-for-three reverse stock split with respect to the issued and outstanding shares of Duke Energy common stock.  All per-share amounts included in this 10-Q are presented as if the one-for-three reverse stock split had been effective January 1, 2011.

Unbilled Revenue. Revenues on sales of electricity and gas are recognized when either the service is provided or the product is delivered. Unbilled retail revenues are estimated by applying either weighted average or average revenue per kilowatt-hour or per thousand cubic feet (Mcf) for all customer classes to the number of estimated kilowatt-hours or Mcfs delivered but not billed. Unbilled wholesale energy revenues are calculated by applying the contractual rate per megawatt-hour (MWh) to the number of estimated MWh delivered but not yet billed. Unbilled wholesale demand revenues are calculated by applying the contractual rate per megawatt (MW) to the MW volume delivered but not yet billed. The amount of unbilled revenues can vary significantly from period to period as a result of numerous factors, including seasonality, weather, customer usage patterns and customer mix.

The Duke Energy Registrants had unbilled revenues within Restricted Receivables of Variable Interest Entities and Receivables on their respective Condensed Consolidated Balance Sheets as follows:

(in millions)	September 30, 2012	December 31, 2011
Duke Energy	$822	$674
Duke Energy Carolinas	$282	$293
Duke Energy Ohio	$36	$50
Duke Energy Indiana	$3	$2

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

(in millions)	September 30, 2012	December 31, 2011
Duke Energy Ohio	$63	$89
Duke Energy Indiana	$110	$115

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

The merger between Duke Energy and Progress Energy provides increased scale and diversity with potentially enhanced access to capital over the long-term and a greater ability to undertake the significant construction programs necessary to respond to increasing environmental regulation, plant retirements and customer demand growth. Duke Energy’s business risk profile is expected to improve over time due to the increased proportion of the business that is regulated. Additionally, cost savings, efficiencies and other benefits are expected from the combined operations.

Progress Energy’s shareholders received 0.87083 shares of Duke Energy common stock in exchange for each share of Progress Energy common stock outstanding as of July 2, 2012. Generally, all outstanding Progress Energy equity-based compensation awards were converted into Duke Energy equity-based compensation awards using the same ratio. The merger was structured as a tax-free exchange of shares.

Merger Related Regulatory Matters

Federal Energy Regulatory Commission. On June 8, 2012, the FERC conditionally approved the merger including Duke Energy and Progress Energy’s revised market power mitigation plan, the Joint Dispatch Agreement (JDA) and the joint Open Access Transmission Tariff (OATT). The revised market power mitigation plan provides for the acceleration of one transmission project and the construction of seven other transmission projects (Long-term FERC Mitigation) and interim firm power sale agreements during the construction of the transmission projects (Interim FERC Mitigation). The Long-term FERC Mitigation will increase power imported into the Duke Energy Carolinas and Progress Energy Carolinas service areas and enhance competitive power supply options in the service areas. The construction of these projects will occur over the next two to three years. In conjunction with the Interim FERC Mitigation, Duke Energy Carolinas and Progress Energy Carolinas entered into power sale agreements with various counterparties that were effective with the consummation of the merger. These agreements, or similar power sale agreements, will be in place until the Long-term FERC Mitigation is operational. Under the agreements Duke Energy will deliver around-the-clock power during the winter and summer in quantities that vary by season and by peak period.

The FERC order requires an independent party to monitor whether the power sale agreements remain in effect during construction of the transmission projects and provide quarterly reports to the FERC regarding the status of construction of the transmission projects.

•       On June 25, 2012, Duke Energy and Progress Energy accepted the conditions imposed by the FERC.

•       On July 9, 2012, certain intervenors requested a rehearing seeking to overturn the June 8, 2012 order by the FERC. On August 8, 2012, FERC granted rehearing for further consideration.

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

•       A $65 million rate reduction over the term of the Interim FERC Mitigation to reflect the cost of capacity not available to Duke Energy Carolinas and Progress Energy Carolinas wholesale and retail customers during the Interim FERC Mitigation. The rate reduction will be achieved through retail decrement riders apportioned between Duke Energy Carolinas and Progress Energy Carolinas retail customers.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for any revenue shortfalls or fuel-related costs associated with the Interim FERC Mitigation.

•       Duke Energy Carolinas and Progress Energy Carolinas will not seek recovery from retail customers for any of their allocable share of merger related severance costs.

•       Duke Energy Carolinas and Progress Energy Carolinas will provide community support and charitable contributions for four years, workforce development, low income energy assistance, and funding for green energy at a total cost of approximately $99 million, which cannot be recovered from retail customers.

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

Kentucky Public Service Commission. On June 24, 2011, Duke Energy and Progress Energy filed a settlement agreement with the Kentucky Attorney General. On August 2, 2011, the KPSC issued an order conditionally approving the merger and required Duke Energy and Progress Energy to accept all conditions contained in the order. Duke Energy and Progress Energy requested and were granted rehearing on the limited issue of the wording of one condition relating to the composition of Duke Energy’s post-merger board of directors. On October 28, 2011, the KPSC issued its order approving a settlement with the Kentucky Attorney General on the revised condition relating to the composition of the post-merger Duke Energy board. Duke Energy and Progress Energy filed their acceptance of the condition on November 2, 2011. Duke Energy Kentucky agreed to (i) not file new gas or electric base rate applications for two years from the date of the KPSC’s final order in the merger proceedings, (ii) make five annual shareholder contributions of $165,000  to support low-income weatherization efforts and economic development within Duke Energy Kentucky’s service territory and (iii) not seek recovery from retail customers for any of their allocable share of merger related costs.

Accounting Charges Related to the Merger Consummation

The following pre-tax consummation charges were recognized upon closing of the merger and are included in the Duke Energy Registrant’s Consolidated Statements of Operations and Comprehensive Income for the three and nine months ended September 30, 2012.

(in millions)	Duke Energy Carolinas	Progress Energy Carolinas	Progress Energy Florida		Duke Energy Ohio		Duke Energy Indiana		Duke Energy
FERC Mitigation	$46	$71	$	―	$	―	$	―	$117
Severance costs	48	42		24		15		13	146
Community support, charitable contributions and other	73	54		9		5		5	149
Total	$167	$167		$33		20		$18	$412

The FERC Mitigation charges reflect the portion of transmission project costs that are probable of disallowance, the impairment of the carrying value of the generation assets serving the Interim FERC Mitigation, and the mark-to-market loss recognized on the power sale agreements upon closing of the merger. Subsequent changes in the fair value of the interim power sale agreements are reflected in Regulated electric operating revenues over the life of the contracts. The charges related to the transmission projects and the impairment of the carrying value of generation assets were recorded within Impairment charges in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012. The mark-to-market loss on the power sale agreements was recorded in Regulated electric operating revenues in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012. Realized gains or losses on the interim contract sales are also recorded within Regulated electric operating revenues. The ability to successfully defend future recovery of a portion of the transmission projects in rates and any future changes to estimated transmission project costs could impact the amount that is not expected to be recovered.

In conjunction with the merger, in November 2011, Duke Energy and Progress Energy each offered a voluntary severance plan (VSP) to certain eligible employees. VSP and other severance costs incurred during the three and nine months ended September 30, 2012, were recorded primarily within Operation, maintenance and other in the Condensed Consolidated Statements of Operations. See Note 15 for further information related to employee severance expenses.

Community support, charitable contributions and other reflect (i) the unconditional obligation to provide funding at a level comparable to historic practices over the next four years, and (ii) financial and legal advisory costs that were incurred upon the closing of the merger, retention and relocation costs paid to certain employees. These charges were recorded within Operation, maintenance and other in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012.

Purchase Price

Pursuant to the merger, all Progress Energy common shares were exchanged at the fixed exchange ratio of 0.87083 common shares of Duke Energy for each Progress Energy common share. The total consideration transferred in the merger was based on the closing price of Duke Energy common shares on July 2, 2012, and was calculated as follows:

(dollars in millions, except per share amounts; shares in thousands)
Progress Energy common shares outstanding at July 2, 2012	296,116
Exchange ratio	0.87083
Duke Energy common shares issued for Progress Energy common shares outstanding	257,867
Closing price of Duke Energy common shares on July 2, 2012	$69.84
Purchase price for common stock	$18,009
Fair value of outstanding earned stock compensation awards	62
Total purchase price	$18,071

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

Purchase Price Allocation

The fair value of Progress Energy’s assets acquired and liabilities assumed was determined based on significant estimates and assumptions, including level 3 inputs that are judgmental in nature, including projected timing and amount of future cash flows; discount rates reflecting risk inherent in the future cash flows and future market prices. The fair value of Progress Energy’s assets acquired and liabilities assumed utilized for the purchase price allocation are preliminary and subject to revision until the valuations are completed and to the extent that additional information is obtained about the facts and circumstances that existed as of the acquisition date, including assumptions regarding Progress Energy Florida’s Crystal River Unit 3.

The significant assets and liabilities for which preliminary valuation amounts are reflected as of the filing of this Form 10-Q include the fair value of the acquired long-term debt, asset retirement obligations, capital leases and pension and other post-retirement benefit (OPEB) plans. The preliminary fair value of the outstanding stock compensation awards is included in the purchase price as consideration transferred.

The majority of Progress Energy’s operations are subject to the rate-setting authority of the FERC, the NCUC, the PSCSC, and the FPSC and are accounted for pursuant to U.S. GAAP, including the accounting guidance for regulated operations. The rate-setting and cost recovery provisions currently in place for Progress Energy’s regulated operations provide revenues derived from costs, including a return on investment of assets and liabilities included in rate base. Except for long-term debt, asset retirement obligations, capital leases and pension and OPEB plans, the fair values of Progress Energy’s tangible and intangible assets and liabilities subject to these rate-setting provisions approximate their carrying values, and the assets and liabilities acquired and pro forma financial information do not reflect any net adjustments related to these amounts. The difference between fair value and the pre-merger carrying amounts for Progress Energy’s long-term debt, asset retirement obligations, capital leases and pension and OPEB plans for the regulated operations were recorded as a regulatory asset.

The excess of the purchase price over the estimated fair values of the assets acquired and liabilities assumed was recognized as goodwill at the acquisition date. The goodwill reflects the value paid primarily for the long-term potential for enhanced access to capital as a result of the company’s increased scale and diversity, opportunities for synergies, and an improved risk profile. The goodwill resulting from Duke Energy’s merger with Progress Energy was preliminarily allocated entirely to the USFE&G segment, but is subject to change as additional information is obtained. None of the goodwill recognized is deductible for income tax purposes, and as such, no deferred taxes have been recorded related to goodwill.

The preliminary purchase price allocation of the merger was as follows:

(in millions)
Current assets	$3,258
Property, plant and equipment	24,949
Goodwill	12,342
Other long-term assets, excluding goodwill	8,149
Total assets	48,698
Current liabilities, including current maturities of long-term debt	3,567
Long-term liabilities, preferred stock and noncontrolling interests	10,314
Long-term debt	16,746
Total liabilities and preferred stock	30,627
Total estimated purchase price	$18,071

Impact of Merger

The impact of Progress Energy on Duke Energy’s revenues and net income attributable to Duke Energy in the Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2012, was an increase of $2,749 million and $226 million, respectively.

Duke Energy incurred pre-tax merger consummation costs, integration and other related costs (collective referred to as costs to achieve), including those discussed above, of $457 million and $472 million, for the three and nine months ended September 30, 2012, respectively, and $13 million and $29 million, for the three and nine months ended September 30, 2011, respectively, substantially all of which are recorded in Operating expenses in Duke Energy’s Condensed Consolidated Statements of Operations.

Duke Energy expects to incur significant system integration and other merger-related transition costs primarily through 2016 that are necessary in order to achieve certain cost savings, efficiencies and other benefits anticipated to result from the merger with Progress Energy.

Pro Forma Financial Information

The following unaudited pro forma financial information reflects the consolidated results of operations of Duke Energy and reflects the amortization of purchase accounting adjustments assuming the merger had taken place on January 1, 2011. The unaudited pro forma financial information has been presented for illustrative purposes only and is not necessarily indicative of the consolidated results of operations that would have been achieved or the future consolidated results of operations of Duke Energy. This information is preliminary in nature and subject to change based on final purchase price adjustments.

Non-recurring merger consummation, integration and other costs incurred by both Duke Energy and Progress Energy during the period have been excluded from the pro forma earnings presented below. After-tax non-recurring merger consummation, integration and other costs incurred by both Duke Energy and Progress Energy were $293 million and $311 million, respectively, for the three and nine months ended September 30, 2012, and $15 million and $34 million, respectively, for the three and nine months ended September 30, 2011. The pro forma financial information also excludes potential future cost savings or non-recurring charges related to the merger.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share amounts)	2012	2011	2012	2011
Revenues	$6,727	$6,700	$18,284	$18,333
Net Income Attributable to Duke Energy Corporation	889	783	1,876	2,124
Basic and Diluted Earnings Per Share	$1.26	$1.12	$2.66	$3.03

Refer to Note 5 for information regarding Progress Energy merger shareholder litigation.

Vermillion Generating Station.

On January 12, 2012, after receiving approvals from the FERC and the IURC on August 12, 2011 and December 28, 2011, respectively, Duke Energy Vermillion II, LLC (Duke Energy Vermillion), an indirect wholly owned subsidiary of Duke Energy Ohio, completed the sale of its 75% undivided ownership interest in Vermillion to Duke Energy Indiana and Wabash Valley Power Association (WVPA). Upon the closing of the sale, Duke Energy Indiana and WVPA held 62.5% and 37.5% interests in Vermillion, respectively. Duke Energy Ohio received net proceeds of $82 million, consisting of $68 million and $14 million from Duke Energy Indiana and WVPA, respectively. Following the transaction, Duke Energy Indiana retired Gallagher Units 1 and 3 effective February 1, 2012.

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

Wind Projects Joint Venture.

In April 2012, Duke Energy executed a joint venture agreement with Sumitomo Corporation of America (SCOA). Under the terms of the agreement, Duke Energy and SCOA each own a 50% interest in the joint venture (DS Cornerstone, LLC), which owns two wind generation projects. The facilities began commercial operations in June 2012 and August 2012. Beginning September 2012, the joint venture is no longer consolidated into Duke Energy’s consolidated financial statements and is now accounted for by Duke Energy as an equity method investment. The deconsolidation of the joint venture did not result in a significant gain or loss. Cash flows of the joint venture are included in Duke Energy’s Condensed Consolidated Statements of Cash Flows up to the date of deconsolidation. Duke Energy and SCOA also negotiated a $330 million, Construction and 12-year amortizing Term Loan Facility on behalf of the borrower, a wholly owned subsidiary of the joint venture. The loan agreement is non-recourse to Duke Energy. Duke Energy received proceeds of $319 million upon execution of the loan agreement. This amount represents reimbursement of a significant portion of Duke Energy’s construction costs incurred as of the date of the agreement. See Note 11 for further information.

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

Duke Energy

Duke Energy has the following reportable operating segments: USFE&G, Commercial Power and International Energy.

USFE&G generates, transmits, distributes and sells electricity in North Carolina, South Carolina, west central Florida, central, north central and southern Indiana, and northern Kentucky. USFE&G also transmits, and distributes electricity in southwestern Ohio. Additionally, USFE&G transports and sells natural gas in southwestern Ohio and northern Kentucky. It conducts operations primarily through Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida, certain regulated portions of Duke Energy Ohio (including Duke Energy Kentucky), and Duke Energy Indiana.

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

The remainder of Duke Energy’s operations is presented as Other. While it is not considered an operating segment, Other primarily includes unallocated corporate costs, which include costs not allocable to Duke Energy’s reportable business segments, primarily interest expense on corporate debt instruments, costs to achieve mergers and divestitures, and costs associated with certain corporate severance programs. It also includes, Bison Insurance Company Limited (Bison), Duke Energy’s wholly owned, captive insurance subsidiary, Duke Energy’s 50% interest in DukeNet Communications, LLC (DukeNet) and related telecommunications businesses, and Duke Energy Trading and Marketing, LLC, which is 40% owned by Exxon Mobil Corporation and 60% owned by Duke Energy.

Business Segment Data
					Segment Income/
	Unaffiliated	Intersegment		Total	Consolidated
(in millions)	Revenues	Revenues		Revenues	Net Income(a)
Three Months Ended September 30, 2012
USFE&G	$5,830		$12	$5,842	$790
Commercial Power	508		17	525	12
International Energy	382		―	382	103
Total reportable segments	6,720		29	6,749	905
Other(c)	2		18	20	(315)
Eliminations	―		(47)	(47)	―
Add back of noncontrolling interest component	―		―	―	4
Income from Discontinued Operations, net of tax	―		―	―	4
Total consolidated	$6,722	$	―	$6,722	$598
Three Months Ended September 30, 2011
USFE&G(b)	$2,917		$9	$2,926	$337
Commercial Power	684		3	687	24
International Energy	360		―	360	115
Total reportable segments	3,961		12	3,973	476
Other	3		11	14	(5)
Eliminations	―		(23)	(23)	―
Add back of noncontrolling interest component	―		―	―	(2)
Income from Discontinued Operations, net of tax	―		―	―	1
Total consolidated	$3,964	$	―	$3,964	$470

					Segment Income/
	Unaffiliated	Intersegment		Total	Consolidated
(in millions)	Revenues	Revenues		Revenues	Net Income(a)
Nine Months Ended September 30, 2012
USFE&G(b)	$11,178		$29	$11,207	$1,263
Commercial Power	1,560		47	1,607	71
International Energy	1,181		―	1,181	350
Total reportable segments	13,919		76	13,995	1,684
Other(c)	10		41	51	(356)
Eliminations	―		(117)	(117)	―
Add back of noncontrolling interest component	―		―	―	12
Income from Discontinued Operations, net of tax	―		―	―	5
Total consolidated	$13,929	$	―	$13,929	$1,345
Nine Months Ended September 30, 2011
USFE&G(b)	$8,131		$27	$8,158	$975
Commercial Power	1,918		8	1,926	103
International Energy	1,114		―	1,114	370
Total reportable segments	11,163		35	11,198	1,448
Other	(2)		36	34	(31)
Eliminations	―		(71)	(71)	―
Add back of noncontrolling interest component	―		―	―	6
Income from Discontinued Operations, net of tax	―		―	―	1
Total consolidated	$11,161	$	―	$11,161	$1,424

(a)	Segment results exclude noncontrolling interests and results of entities classified as discontinued operations.
(b)

As discussed further in Note 4, Duke Energy recorded pre-tax impairment and other charges of $600 million and $222 million for the nine months ended September 30, 2012 and 2011, respectively, related to the Edwardsport Integrated Gasification Combined Cycle (IGCC) project.

(c)

Includes after-tax costs to achieve of $293 million and $306 million for the three and nine months ended September 30, 2012, respectively, related to the Progress merger on July 2, 2012 (net of tax of $164 and $166 million for the three and nine months ended September 30, 2012, respectively).

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Segment Assets

Segment assets in the following table exclude all intercompany assets.

(in millions)	September 30, 2012	December 31, 2011
USFE&G	$96,919	$47,977
Commercial Power	6,897	6,939
International Energy	4,790	4,539
Total reportable segments	108,606	59,455
Other	3,206	2,961
Reclassifications(a)	196	110
Total consolidated assets	$112,008	$62,526

(a)	Primarily represents reclassification of federal tax balances in consolidation.

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

Business Segment Data

		Segment Income (Loss)/
	Unaffiliated	Consolidated
(in millions)	Revenues(a)	Net Income
Three Months Ended September 30, 2012
Franchised Electric and Gas	$431	$49
Commercial Power	341	(17)
Total reportable segments	772	32
Other	―	(18)
Eliminations	(15)	―
Total consolidated	$757	$14
Three Months Ended September 30, 2011
Franchised Electric and Gas	$333	$38
Commercial Power	505	16
Total reportable segments	838	54
Other	―	(3)
Total consolidated	$838	$51

		Segment Income/
	Unaffiliated	Consolidated
(in millions)	Revenues(a)	Net Income
Nine Months Ended September 30, 2012
Franchised Electric and Gas	$1,291	$113
Commercial Power	1,137	44
Total reportable segments	2,428	157
Other	―	(24)
Eliminations	(42)	―
Total consolidated	$2,386	$133
Nine Months Ended September 30, 2011
Franchised Electric and Gas	$1,112	$115
Commercial Power	1,299	50
Total reportable segments	2,411	165
Other	―	(8)
Total consolidated	$2,411	$157

(a)	There was an insignificant amount of intersegment revenues for the three and nine months ended September 30, 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Segment Assets

Segment assets in the following table exclude all intercompany assets.

(in millions)	September 30, 2012	December 31, 2011
Franchised Electric and Gas	$6,399	$6,293
Commercial Power	4,157	4,740
Total reportable segments	10,556	11,033
Other	110	259
Reclassifications(a)	(172)	(353)
Total consolidated assets	$10,494	$10,939

(a)	Primarily represents reclassification of federal tax balances in consolidation.

Duke Energy Carolinas and Duke Energy Indiana

Duke Energy Carolinas and Duke Energy Indiana each have one reportable operating segment, Franchised Electric, which generates, transmits, distributes and sells electricity in central and western North Carolina and western South Carolina, and north central, central and southern Indiana, respectively.

The remainder of Duke Energy Carolinas’ and Duke Energy Indiana’s operations are included in Other. While it is not considered an operating segment, Other primarily includes costs to achieve certain mergers and divestitures, certain corporate severance programs, and certain costs for use of corporate assets as allocated to Duke Energy Carolinas or Duke Energy Indiana.  Duke Energy Carolinas had a net loss of $119 million and $137 million for the three and nine months ended September 30, 2012 recorded in Other primarily as a result of costs to achieve related to the Progress Energy merger. Duke Energy Indiana had a net loss was $14 million and $19 million for the three and nine months ended September 30, 2012 recorded in Other. Duke Energy Carolinas’ and Duke Energy Indiana’s net loss for the three and nine months ended September 30, 2011 recorded in Other was not material.

At September 30, 2012 and December 31, 2011 all of Duke Energy Carolinas’ and Duke Energy Indiana’s assets are each owned by the Franchised Electric operating segment. For the three and nine months ended September 30, 2012 and 2011, substantially all revenues and expenses are from the Franchised Electric operating segment of each registrant.

4. Regulatory Matters

Rate Related Information.

The NCUC, PSCSC, FPSC, IURC, PUCO and KPSC approve rates for retail electric and gas services within their states. Non-regulated sellers of gas and electric generation are also allowed to operate in Ohio once certified by the PUCO. The FERC approves rates for electric sales to certain wholesale customers served under cost-based rates, as well as sales of transmission service.

Duke Energy Carolinas

Cliffside Unit 6. On March 21, 2007, the NCUC issued an order allowing Duke Energy Carolinas to build an 800 MW coal-fired unit. Following final equipment selection and the completion of detailed engineering, Cliffside Unit 6 is expected to have a net output of 825 MW. On January 31, 2008, Duke Energy Carolinas filed its updated cost estimate of $1.8 billion (excluding AFUDC of $600 million) for Cliffside Unit 6. In March 2010, Duke Energy Carolinas filed an update to the cost estimate of $1.8 billion (excluding AFUDC) with the NCUC where it reduced the estimated AFUDC financing costs to $400 million as a result of the December 2009 rate case settlement with the NCUC that allowed the inclusion of construction work in progress in rate

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

base prospectively. Duke Energy Carolinas believes that the overall cost of Cliffside Unit 6 will be further reduced by $125 million in federal advanced clean coal tax credits, as discussed in Note 5. Cliffside Unit 6 is expected to begin commercial operation by the end of 2012.

Dan River Combined Cycle Facility. In June 2008, the NCUC issued its order approving the Certificate of Public Convenience and Necessity (CPCN) applications to construct a 620 MW combined cycle natural gas fired generating facility at Duke Energy Carolinas’ existing Dan River Steam Station. The Division of Air Quality (DAQ) issued a final air permit authorizing construction of the Dan River combined cycle natural gas-fired generating unit in August 2009. The Dan River project is expected to begin operation by the end of 2012. Based on the most updated cost estimates, total costs (including AFUDC) for the Dan River project are estimated to be $715 million.

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

2011 North Carolina Rate Case. On January 27, 2012, the NCUC approved a settlement agreement between Duke Energy Carolinas and the North Carolina Utilities Public Staff (Public Staff). The terms of the agreement include an average 7.2% increase in retail revenues, or approximately $309 million annually beginning in February 2012. The agreement includes a 10.5% return on equity and a capital structure of 53% equity and 47% long-term debt.

On March 28, 2012, the North Carolina Attorney General filed a notice of appeal with the NCUC challenging the rate of return approved in the agreement. On April 17, 2012, the NCUC denied Duke Energy Carolinas’ request to dismiss the notice of appeal. Briefs were filed on August 22, 2012 by the North Carolina Attorney General and the AARP with the North Carolina Supreme Court, which is hearing the appeal. Duke Energy Carolinas filed a motion to dismiss the appeal on August 31, 2012 and the North Carolina Attorney General filed a response to that motion on September 13, 2012. Briefs by the appellees, Duke Energy Carolinas and the Public Staff, were filed on September 21, 2012. The North Carolina Supreme Court denied Duke Energy Carolinas’ motion to dismiss on procedural grounds and set the matter for oral arguments on November 13, 2012.

2011 South Carolina Rate Case. On January 25, 2012, the PSCSC approved a settlement agreement between Duke Energy Carolinas and the ORS, Wal-Mart Stores East, LP, and Sam’s East, Inc. The Commission of Public Works for the city of Spartanburg, South Carolina and the Spartanburg Sanitary Sewer District were not parties to the agreement; however, they did not object to the agreement. The terms of the agreement include an average 5.98% increase in retail and commercial revenues, or approximately $93 million annually beginning February 6, 2012. The agreement includes a 10.5% return on equity, a capital structure of 53% equity and 47% long-term debt.

Progress Energy Carolinas

2012 North Carolina Rate Case. On October 12, 2012, Progress Energy Carolinas filed an application with the NCUC for an increase in base rates of approximately $387 million, or an average 12% increase in revenues. The request for increase is based upon an 11.25% return on equity and a capital structure of 55% equity and 45% long-term debt. The rate increase is designed primarily to recover the cost of plant modernization and other capital investments in generation, transmission and distribution systems, as well as increased expenditures for nuclear plants and personnel, vegetation management and other operating costs. The rate case includes a corresponding decrease in Progress Energy Carolinas’ energy efficiency and demand side management rider, resulting in a net requested increase of $359 million, or 11% increase in revenues.

Progress Energy Carolinas expects revised rates, if approved, to go into effect in the second or third quarter of 2013.

HF Lee and L.V. Sutton Combined Cycle Facilities. Progress Energy Carolinas is in the process of constructing two new generating facilities, which consist of an approximately 920 MW combined cycle natural gas-fired generating facility at the HF Lee Energy Complex (Lee) in Wayne County, N.C., and an approximately 625 MW natural gas-fired generating facility at its existing L.V. Sutton Steam Station (Sutton) in New Hanover County, N.C. Lee has an expected in-service date of December 2012 and Sutton has an expected in-service date of December 2013. Based on updated cost estimates, total costs (including AFUDC) for the Lee and Sutton projects are estimated to be approximately $750 million and $600 million, respectively.

Harris Nuclear Station Expansion. In 2006, Progress Energy Carolinas selected a site at its existing Harris Nuclear Station (Harris) to evaluate for possible future nuclear expansion. On February 19, 2008, Progress Energy Carolinas filed its COL application with the NRC for two Westinghouse Electric AP1000 reactors at Harris, which the NRC docketed on April 17, 2008. No petitions to intervene have been admitted in the Harris COL application.

Progress Energy Florida

2012 FPSC Settlement Agreement. On February 22, 2012, the FPSC approved a comprehensive settlement agreement among Progress Energy Florida, the Florida Office of Public Counsel and other consumer advocates. The 2012 FPSC Settlement Agreement will continue through the last billing cycle of December 2016. The agreement addresses three principal matters: (i) Progress Energy Florida’s proposed Levy Nuclear Project cost recovery, (ii) the Crystal River Nuclear Station – Unit 3 (Crystal River Unit 3) delamination prudence review then pending before the FPSC, and (iii) certain base rate issues. Refer to each of these respective sections for further discussion.

Crystal River Nuclear Station - Unit 3 (Crystal River Unit 3). In September 2009, Crystal River Unit 3 began an outage for normal refueling and maintenance as well as an uprate project to increase its generating capability and to replace two steam generators. During preparations to replace the steam generators, workers discovered a delamination (or separation) within the concrete at the periphery of the containment building, which resulted in an extension of the outage. After analysis, it was determined that the concrete delamination at Crystal River Unit 3 was caused by redistribution of stresses in the containment wall that occurred when an opening was created to accommodate the replacement of the unit’s steam generators. In March 2011, the work to return the plant to service was suspended after monitoring equipment identified a new delamination that occurred in a different section

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

of the outer wall after the repair work was completed and during the late stages of retensioning the containment building. Crystal River Unit 3 has remained out of service while Progress Energy Florida conducted an engineering analysis and review of the new delamination and evaluates possible repair options.

Subsequent to March 2011, monitoring equipment has detected additional changes and further damage in the partially tensioned containment building and additional cracking or delaminations could occur.

Progress Energy Florida worked with two potential vendors for repair work and received repair proposals from both vendors. After analyzing those proposals, Progress Energy Florida selected a single vendor that would be engaged to complete the repair of Crystal River Unit 3 should the choice to repair be made. See discussion below regarding Crystal River Unit 3 cost recovery and other provisions, as a result of a 2012 settlement agreement with the FPSC.

Based on an analysis of possible repair options performed by outside engineering consultants, Progress Energy Florida selected an option, which would entail systematically removing and replacing concrete in substantial portions of the containment structure walls. The preliminary cost estimate of $900 million to $1.3 billion is currently under review and could change following completion of further detailed engineering studies, vendor negotiations and final risk assessments. These engineering studies and risk assessments include analyses by independent entities currently in progress. The risk assessment process includes analysis of events that, although currently deemed unlikely, could have a significant impact on the cost estimate or feasibility of repair. This preliminary cost estimate and project scope are under review, as described further below, however, the cost estimate is trending upward.

In March 2012, Duke Energy commissioned an independent review team led by Zapata Incorporated (Zapata) to review and assess the Progress Energy Florida Crystal River Unit 3 repair plan, including the repair scope, risks, costs and schedule. In its final report, Zapata found that the current repair scope appears to be technically feasible, but there are significant risks that need to be addressed regarding the approach, construction methodology, scheduling and licensing. Zapata performed four separate analyses of the estimated project cost and schedule to repair Crystal River Unit 3, including; (i) an independent review of the current repair scope (without existing assumptions or data), of which Zapata estimated costs of $1.49 billion with a project duration of 35 months; (ii) a review of Progress Energy Florida’s previous bid information, which included cost estimate data from Progress Energy Florida, of which Zapata estimated costs of $1.55 billion with a project duration of 31 months; (iii) an expanded scope of work scenario, that included the Progress Energy Florida scope plus the replacement of the containment building dome and the removal and replacement of concrete in the lower building elevations, of which Zapata estimated costs of approximately $2.44 billion with a project duration of 60 months, and; (iv) a “worst case” scenario, assuming Progress Energy Florida performed the more limited scope of work, and at the conclusion of that work, additional damage occurred in the dome and in the lower elevations, which forced replacement of each, of which Zapata estimated costs of $3.43 billion with a project duration of 96 months. The principal difference between Zapata’s estimate and Progress Energy Florida’s previous estimate appears to be due to the respective levels of contingencies included by each party, including higher project risk and longer project duration. Progress Energy Florida has filed a copy of the Zapata report with the FPSC and with the NRC. The FPSC held a status conference on October 30, 2012 to discuss Duke Energy’s analysis of the Zapata report.

Progress Energy Florida continues to analyze the various aspects of the repair option as well as the option of early retirement. This analysis includes the evaluation of the potential implications to scope, cost estimate and schedule from the project risks identified in the Zapata report. A number of factors could affect the decision to repair, the return-to-service date and repair costs incurred, including, but not limited to, state regulatory and NRC reviews, insurance recoveries from Nuclear Electric Insurance Limited (NEIL), the ability to obtain builder’s risk insurance with appropriate coverage, final engineering designs, vendor contract negotiations, the ultimate work scope completion, performance testing, weather and the impact of new information discovered during additional testing and analysis. Duke Energy will proceed with the repair option only if there is a high degree of confidence that the repair can be successfully completed and licensed within the final estimated costs and schedule, and it is in the best interests of Duke Energy’s customers, joint owners and investors.

Progress Energy Florida maintains insurance coverage against incremental costs of replacement power resulting from prolonged accidental outages at Crystal River Unit 3 through NEIL. NEIL provides insurance coverage for repair costs for covered events, as well as the cost of replacement power of up to $490 million per event when the unit is out of service as a result of these events. Actual replacement power costs have exceeded the insurance coverage. Progress Energy Florida also maintains insurance coverage through NEIL’s accidental property damage program, which provides insurance coverage up to $2.25 billion with a $10 million deductible per claim.

Progress Energy Florida is continuing to work with NEIL for recovery of applicable repair costs and associated replacement power costs. NEIL has made payments on the first delamination; however, NEIL has withheld payment of approximately $70 million of replacement power cost claims and repair cost claims related to the first delamination event. NEIL has unresolved concerns and has not made any payments on the second delamination and has not provided a written coverage decision for either delamination. In addition, no replacement power reimbursements have been received from NEIL since May 2011. These considerations led Progress Energy Florida to conclude that it was not probable that NEIL will voluntarily pay the full coverage amounts that Progress Energy Florida believes them to owe under the applicable insurance policies. Consistent with the terms and procedures under the insurance coverage with NEIL, Progress Energy Florida has agreed to mediation prior to commencing any formal dispute resolution. Progress Energy Florida is in the process of providing information as requested by NEIL and currently have scheduled the mediation to commence in November 2012. Given the circumstances, accounting standards require full recovery to be probable to recognize an insurance receivable. As of the merger date and September 30, 2012, Progress Energy Florida has no insurance receivables from NEIL related to either the first or second delamination. Progress Energy Florida continues to believe that all applicable costs associated with bringing Crystal River Unit 3 back into service are covered under all insurance policies.

The following table summarizes the Crystal River Unit 3 replacement power and repair costs and recovery, as discussed above, through September 30, 2012:

(in millions)	Replacement Power Costs	Repair Costs
Spent to date	$573	$324
NEIL proceeds received to date	(162)	(143)
Balance for recovery(a)	$411	$181

(a)	See discussion below of Progress Energy Florida's ability to recover prudently incurred fuel and purchased power costs and Crystal River Unit 3 repair costs.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

As a result of the 2012 FPSC Settlement Agreement, Progress Energy Florida will be permitted to recover prudently incurred fuel and purchased power costs through its fuel clause without regard for the absence of Crystal River Unit 3 for the period from the beginning of the Crystal River Unit 3 outage through the earlier of the return of Crystal River Unit 3 to commercial service or December 31, 2016. If Progress Energy Florida does not begin repairs of Crystal River Unit 3 prior to the end of 2012, Progress Energy Florida will refund replacement power costs on a pro rata basis based on the in-service date of up to $40 million in 2015 and $60 million in 2016.

As a result of the ongoing analysis of repair options, including scope, schedule, cost estimate and project risks, Progress Energy Florida has determined that it is unlikely to be in a position to begin the repair of Crystal River Unit 3 prior to December 31, 2012. Consistent with the 2012 Settlement Agreement regarding the timing of commencement of repairs, Progress Energy Florida recorded a Regulatory liability of $100 million related to replacement power obligations. This amount is reflected as part of the purchase price allocation of the merger with Progress Energy in Duke Energy’s condensed consolidated financial statements.

In the event that repair activities continue beyond December 31, 2016, the parties are not prohibited from contesting Progress Energy Florida’s right to recover replacement power costs incurred after 2016. The parties to the agreement maintain the right to challenge the prudence and reasonableness of Progress Energy Florida’s fuel acquisition and power purchases, and other fuel prudence issues unrelated to the Crystal River Unit 3 outage. All prudence issues from the steam generator project inception through the date of settlement approval by the FPSC are resolved.

To the extent that Progress Energy Florida pursues the repair of Crystal River Unit 3, Progress Energy Florida will establish an estimated cost and repair schedule with ongoing consultation with the parties to the agreement. The established cost, to be approved by Duke Energy’s Board of Directors, will be the basis for project measurement. If costs exceed the board-approved estimate, overruns will be split evenly between Duke Energy shareholders and Progress Energy Florida customers up to $400 million. The parties to the agreement agree to discuss the method of recovery of any overruns in excess of $400 million, with final decision by the FPSC if resolution cannot be reached. If the repairs begin prior to the end of 2012, the parties to the agreement waive their rights to challenge Progress Energy Florida’s decision to repair and the repair plan chosen by Progress Energy Florida. In addition, there will be limited rights to challenge recovery of the repair execution costs incurred prior to the final resolution on NEIL coverage. The parties to the agreement will discuss the treatment of any potential gap between NEIL repair coverage and the estimated cost, with final decision by the FPSC if resolution cannot be reached. If the repairs do not begin prior to the end of 2012, the parties to the agreement reserve the right to challenge the prudence of Progress Energy Florida’s repair decision, plan and implementation.

Progress Energy Florida also retains sole discretion and flexibility to retire the unit without challenge from the parties to the agreement. If Progress Energy Florida decides to retire Crystal River Unit 3, Progress Energy Florida is allowed to recover all remaining Crystal River Unit 3 investments and to earn a return on the Crystal River Unit 3 investments set at its current authorized overall cost of capital, adjusted to reflect a return on equity set at 70 percent of the current FPSC-authorized return on equity, no earlier than the first billing cycle of January 2017. The wholesale portion of Crystal River Unit 3 investments, which are not covered by the 2012 FSPC Settlement Agreement, totals approximately $130 million as of September 30, 2012. The recoverability of the wholesale portion of Crystal River Unit 3 will continue to be evaluated as decisions are made regarding repair or retirement. Recovery of the wholesale portion of Crystal River Unit 3 under the retirement option is at risk based on prior treatment of early retired plants in wholesale rates. Any NEIL proceeds received after the settlement will be applied first to replacement power costs incurred after December 31, 2012, with the remainder used to write down the remaining Crystal River Unit 3 investments. Retirement of the plant could impact funding obligations associated with Progress Energy Florida’s nuclear decommissioning trust fund.

Progress Energy Florida believes the actions taken and costs incurred in response to the Crystal River 3 delamination have been prudent and, accordingly, considers replacement power and capital costs not recoverable through insurance to be recoverable through its fuel cost-recovery clause or base rates. Additional replacement power costs and repair and maintenance costs incurred until Crystal River 3 is returned to service could be material. Additionally, Progress Energy Florida cannot be assured that Crystal River 3 can be repaired and brought back to service until full engineering and other analyses are completed.

Progress Energy Florida is a party to a master participation agreement and other related agreements with the joint owners of Crystal River Unit 3 which convey certain rights and obligations on Progress Energy Florida and the joint owners. Progress Energy Florida is meeting with the joint owners on a regular basis to discuss the parties’ mutual obligations under these agreements and to better understand their views and positions on these issues. Progress Energy Florida cannot predict the outcome of this matter.

Base Rate Matters. As a result of the 2012 FPSC Settlement Agreement, Progress Energy Florida will maintain base rates at the current levels through the last billing cycle of December 2016, except as described as follows. The agreement provides for a $150 million increase in revenue requirements effective with the first billing cycle of January 2013, while maintaining the current return on equity range of 9.5 percent to 11.5 percent. Additionally, costs associated with Crystal River Unit 3 investments will be removed from retail rate base effective with the first billing cycle of January 2013. Progress Energy Florida will accrue, for future rate-setting purposes, a carrying charge on the Crystal River Unit 3 investment until Crystal River Unit 3 is returned to service and placed back into retail rate base. Upon return of Crystal River Unit 3 to commercial service, Progress Energy Florida will be authorized to increase its base rates for the annual revenue requirements of all Crystal River Unit 3 investments. In the month following Crystal River Unit 3’s return to commercial service, Progress Energy Florida’s return on equity range will increase to between 9.7 percent and 11.7 percent. If Progress Energy Florida’s retail base rate earnings fall below the return on equity range, as reported on a FPSC-adjusted or pro-forma basis on a Progress Energy Florida monthly earnings surveillance report, Progress Energy Florida may petition the FPSC to amend its base rates during the term of the agreement. Refer to the discussion above regarding recovery of Crystal River Unit 3 investments if the plant is retired.

Progress Energy Florida will refund $288 million to customers through its fuel clause. Progress Energy Florida will refund $129 million in each of 2013 and 2014, and an additional $10 million annually to residential and small commercial customers in 2014, 2015 and 2016. A regulatory liability for this refund is reflected in Duke Energy’s Condensed Consolidated Balance Sheets as of September 30, 2012.

Levy Nuclear Station. On July 30, 2008, Progress Energy Florida filed its COL application with the NRC for two Westinghouse AP1000 reactors at its proposed Levy Nuclear Station (Levy), which the NRC docketed on October 6, 2008. Various parties filed a joint petition to intervene in the Levy COL application. In 2008, the FPSC granted Progress Energy Florida’s petition for an affirmative Determination of Need and related orders requesting

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

cost recovery under Florida’s nuclear cost-recovery rule for Levy, together with the associated facilities, including transmission lines and substation facilities.

On April 30, 2012, as part of its annual nuclear cost recovery filing, Progress Energy Florida updated the Levy project schedule and cost. Due to lower-than-projected customer demand, the lingering economic slowdown, uncertainty regarding potential carbon regulation and current low natural gas prices, Progress Energy Florida has shifted the in-service date for the first Levy unit to 2024, with the second unit following 18 months later. The revised schedule is consistent with the recovery approach included in the 2012 FPSC Settlement Agreement. Although the scope and overnight cost for Levy, including land acquisition, related transmission work and other required investments, remain essentially unchanged, the shift in schedule will increase escalation and carrying costs and raise the total estimated project cost to between $19 billion and $24 billion.

Along with the FPSC’s annual prudence reviews, Progress Energy Florida will continue to evaluate the project on an ongoing basis based on certain criteria, including, but not limited to, cost; potential carbon regulation; fossil fuel prices; the benefits of fuel diversification; public, regulatory and political support; adequate financial cost-recovery mechanisms; appropriate levels of joint owner participation; customer rate impacts; project feasibility; DSM and EE programs; and availability and terms of capital financing. Taking into account these criteria, Levy is considered to be Progress Energy Florida’s preferred baseload generation option.

Under the terms of the 2012 FSPC Settlement Agreement, Progress Energy Florida will begin residential cost-recovery of its proposed Levy Nuclear Station effective in the first billing cycle of January 2013 at the fixed rates contained in the settlement and continuing for a five-year period. Progress Energy Florida will not recover any additional Levy costs from customers through the term of the agreement, or file for any additional recovery before March 1, 2017, unless otherwise agreed to by the parties to the agreement. This amount is intended to recover the estimated retail project costs to date plus costs necessary to obtain the COL and any engineering, procurement and construction cancellation costs, if Progress Energy Florida ultimately chooses to cancel that contract. In addition, the consumer parties will not oppose Progress Energy Florida continuing to pursue a COL for Levy. Progress Energy Florida will true up any actual costs not recovered during the five year period. The 2012 FSPC Settlement Agreement also provides that Progress Energy Florida will treat the allocated wholesale cost of Levy (approximately $60 million) as a retail regulatory asset and include this asset as a component of rate base and amortization expense for regulatory reporting. Progress Energy Florida will have the discretion to accelerate and/or suspend such amortization in full or in part provided that it amortizes all of the regulatory asset by December 31, 2016.

Cost of Removal Reserve. The 2012 and 2010 FPSC settlement agreements provide Progress Energy Florida the discretion to reduce cost of removal amortization expense by up to the balance in the cost of removal reserve until the earlier of (a) its applicable cost of removal reserve reaches zero, or (b) the expiration of the 2012 FPSC settlement agreement at the end of 2016. Progress Energy Florida may not reduce amortization expense if the reduction would cause it to exceed the appropriate high point of the return on equity range, as established in the settlement agreements. Pursuant to the settlement agreements, Progress Energy Florida recognized a reduction in amortization expense of $60 million three months ended September 30, 2012. Progress Energy Florida had eligible cost of removal reserves of $169 million remaining at September 30, 2012, which is impacted by accruals in accordance with its latest depreciation study, removal costs expended and reductions in amortization expense as permitted by the settlement agreements.

Anclote Units 1 and 2. On March 29, 2012, Progress Energy Florida announced plans to convert the 1,010-MW Anclote Units 1 and 2 (Anclote) from oil and natural gas fired to 100 percent natural gas fired and requested that the FPSC permit recovery of the estimated $79 million conversion cost through the Environmental Cost Recovery Clause (ECRC). Progress Energy Florida believes this conversion is the most cost-effective alternative for Anclote to achieve and maintain compliance with applicable environmental regulations. On September 13, 2012, the FPSC approved Progress Energy Florida’s request to seek cost recovery through the ECRC.  Progress Energy Florida anticipates that both converted units will be placed in service by the end of 2013.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

On April 16, 2010, Duke Energy Indiana filed a revised cost estimate for the IGCC project reflecting an estimated cost increase of $530 million. Duke Energy Indiana requested approval of the revised cost estimate of $2.88 billion (including $160 million of AFUDC), and for continuation of the existing cost recovery treatment. A major driver of the cost increase included quantity increases and design changes, which impacted the scope, productivity and schedule of the IGCC project. On September 17, 2010, an agreement was reached with the Indiana Office of Utility Consumer Counselor (OUCC), Duke Energy Indiana Industrial Group and Nucor Steel Indiana to increase the authorized cost estimate of $2.35 billion to $2.76 billion, and to cap the project’s costs that could be passed on to customers at $2.975 billion. Any construction cost amounts above $2.76 billion would be subject to a prudence review similar to most other rate base investments in Duke Energy Indiana’s next general rate increase request before the IURC. Duke Energy Indiana agreed to accept a 150 basis point reduction in the equity return for any project construction costs greater than $2.35 billion. Additionally, Duke Energy Indiana agreed not to file for a general rate case increase before March 2012. Duke Energy Indiana also agreed to reduce depreciation rates earlier than would otherwise be required and to forego a deferred tax incentive related to the IGCC project. As a result of the settlement, Duke Energy Indiana recorded a pre-tax charge to earnings of approximately $44 million in the third quarter of 2010 to reflect the impact of the reduction in the return on equity. The charge is recorded in Impairment charges on the Condensed Consolidated Statements of Operations. The IURC convened a technical conference on November 3, 2010, related to the continuing need for the Edwardsport IGCC facility. On December 9, 2010, the parties to the settlement withdrew the settlement agreement to provide an opportunity to assess whether and to what extent the settlement agreement remained a reasonable allocation of risks and rewards and whether modifications to the settlement agreement were appropriate. Management determined that the approximate $44 million charge discussed above was not impacted by the withdrawal of the settlement agreement.

During 2010, Duke Energy Indiana filed petitions for its fifth and sixth semi-annual IGCC riders. Evidentiary hearings were held on April 24, 2012 and April 25, 2012.

The CAC, Sierra Club, Inc., Save the Valley, Inc., and Valley Watch, Inc. filed motions for two subdocket proceedings alleging improper communications, undue influence, fraud, concealment and gross mismanagement, and a request for field hearing in this proceeding. Duke Energy Indiana opposed the requests. On February 25, 2011, the IURC issued an order which denied the request for a subdocket to investigate the allegations of improper communications and undue influence at this time, finding there were other agencies better suited for such investigation. The IURC also found that allegations of fraud, concealment and gross mismanagement related to the IGCC project should be heard in a Phase II proceeding of the cost estimate subdocket and set evidentiary hearings on both Phase I (cost estimate increase) and Phase II beginning in August 2011. After procedural delays, hearings began on Phase I on October 26, 2011 and on Phase II on November 21, 2011.

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

In the subdocket proceeding, on July 14, 2011, the OUCC and certain intervenors filed testimony in Phase II alleging that Duke Energy Indiana concealed information and grossly mismanaged the project, and therefore Duke Energy Indiana should only be permitted to recover from customers $1.985 billion, the original IGCC project cost estimate approved by the IURC. Other intervenors recommended that Duke Energy Indiana not be able to rely on any cost recovery granted under the CPCN or the first cost increase order. Duke Energy Indiana believes it has diligently and prudently managed the project. On September 9, 2011, Duke Energy defended against the allegations in its responsive testimony. The OUCC and intervenors filed their final rebuttal testimony in Phase II on or before October 7, 2011, making similar claims of fraud, concealment and gross mismanagement and recommending the same outcome of limiting Duke Energy Indiana’s recovery to the $1.985 billion initial cost estimate. Additionally, the CAC recommended that recovery be limited to the costs incurred on the IGCC project as of November 30, 2009, with further IURC proceedings to be held to determine the financial consequences of this recommendation. As of November 30, 2009, Duke Energy Indiana estimates it had committed costs of $1.6 billion.

On October 19, 2011, Duke Energy Indiana revised its project cost estimate from approximately $2.82 billion, excluding financing costs, to approximately $2.98 billion, excluding financing costs. The revised estimate reflects additional cost pressures resulting from quantity increases and the resulting impact on the scope, productivity and schedule of the IGCC project. Duke Energy Indiana previously proposed to the IURC a cost cap of approximately $2.72 billion, plus the actual AFUDC that accrues on that amount. As a result, Duke Energy Indiana recorded a pre-tax impairment charge of approximately $222 million in the third quarter of 2011 related to costs expected to be incurred above the cost cap. This charge is in addition to the previous pre-tax impairment charge related to the Edwardsport project discussed above and is recorded in Impairment charges on the Condensed Consolidated Statements of Operations. The cost cap, if approved by the IURC, limits the amount of project construction costs that may be incorporated into customer rates in Indiana. As a result of the proposed cost cap, recovery of these cost increases is not considered probable. Additional updates to the cost estimate could occur through the completion of the plant in 2013.

On November 30, 2011, Duke Energy Indiana filed a petition with the IURC in connection with its eighth semi-annual rider request for the Edwardsport IGCC project. Evidentiary hearings for the seventh and eighth semi-annual rider requests were held for August 6, 2012 and August 7, 2012.

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

On April 30, 2012, Duke Energy Indiana entered into a settlement agreement with the OUCC, the Duke Energy Indiana Industrial Group and Nucor Steel-Indiana on the cost increase for construction of the Edwardsport IGCC plant, including both Phase I and Phase II of the sub docket. Pursuant to the agreement, there would be a cap on costs to be reflected in customer rates of $2.595 billion, including estimated financing costs through June 30, 2012. Pursuant to the agreement, Duke Energy Indiana would be able to recover additional financing costs until November 30, 2012, and 85% of financing costs that accrue thereafter. Duke Energy Indiana also agrees not to request a retail electric base rate increase prior to March 2013, with rates in effect no earlier than April 1, 2014. The agreement is subject to approval by the IURC. As a result of the agreement, Duke Energy Indiana

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

recorded pre-tax impairment and other charges of approximately $420 million in the first quarter of 2012. Approximately $400 million is recorded in Impairment charges and the remaining approximately $20 million is recorded in Operation, maintenance and other on Duke Energy’s Condensed Consolidated Statement of Operations and in Duke Energy Indiana’s Condensed Consolidated Statements of Operations and Comprehensive Income. The $20 million recorded in Operation, maintenance and other, is attributed to legal fees Duke Energy Indiana will be responsible for on behalf of certain intervenors, as well as funding for low income energy assistance, as required by the settlement agreement. These charges are in addition to previous pre-tax impairment charges related to the Edwardsport project as discussed above.

The CAC, Sierra Club Indiana chapter, Save the Valley and Valley Watch, filed testimony in opposition to the April 30, 2012 settlement agreement contending the agreement should not be approved, and that the amount of costs recovered from customers should be less than what the settlement agreement provides, potentially even zero. In addition to reiterating their prior concerns with the Edwardsport IGCC project, the intervenors noted above also contend new settlement terms should be added to mitigate carbon emissions, conditions should be added prior to the plant being declared in-service and the IURC should consider their allegations of undue influence. Duke Energy Indiana, the Industrial Group and the OUCC, filed rebuttal testimony supporting the settlement as reasonable and in the public interest. An evidentiary hearing on the settlement agreement concluded on July 19, 2012. Post-hearing briefing has been completed.

On June 8, 2012, Duke Energy Indiana filed a petition with the IURC in connection with its ninth semi-annual rider request for the Edwardsport IGCC project. Evidentiary hearings for the ninth semi-annual rider requests are scheduled for January 14, 2013 and January 15, 2013.

On October 30, 2012, Duke Energy Indiana revised its project cost estimate from approximately $2.98 billion, excluding financing costs, to approximately $3.154 billion, excluding financing costs, and revised the projected in-service date from the first quarter of 2013 to the second quarter of 2013. The revised estimate is due primarily to lower than projected revenues from test output and delays due to more extensive testing conditions. As a result, Duke Energy Indiana recorded a pre-tax impairment charge of approximately $180 million in the third quarter of 2012 related to costs expected to be incurred above the cost cap proposed in the settlement agreement filed in April 2012. This amount is in addition to previous pre-tax impairment charges related to the Edwardsport project and is recorded in Impairment charges on the Condensed Consolidated Statements of Operations.

Duke Energy is unable to predict the ultimate outcome of the various regulatory proceedings described above. In the event the IURC disallows a portion of the remaining plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

Phase 2 Environmental Compliance Proceeding. On June 28, 2012, Duke Energy Indiana filed with the IURC a plan for the addition of certain environmental pollution control projects on several of its coal-fired generating units in order to comply with existing and proposed environmental rules and regulations. The plan calls for a combination of selective catalytic reduction systems, dry sorbent injection systems for SO3 mitigation, activated carbon injection systems and/or mercury re-emission chemical injection systems. The capital costs are estimated at $450 million (excluding AFUDC). Duke Energy Indiana also indicated that it preliminarily anticipates the retirement of Wabash River Units 2 through 5 in 2015 and is still evaluating future equipment additions or retirement of Wabash River Unit 6. An evidentiary hearing is scheduled in December 2012, with an order expected in the second quarter of 2013.

Duke Energy Ohio

Capacity Rider Filing. On August 29, 2012, Duke Energy Ohio filed an application with the PUCO for the establishment of a charge, pursuant to Ohio’s state compensation mechanism, for capacity provided consistent with its obligations as a Fixed Resource Requirement (FRR) entity. The application included a request for deferral authority and for a new tariff to implement the charge. The deferral being sought is the difference between its costs and market-based prices for capacity. The requested tariff would implement a charge to be collected via a rider through which such deferred balances will subsequently be recovered. 24 parties moved to intervene. Additionally, the PUCO has issued a procedural schedule that includes deadlines for the submission of comments and testimony leading up to a hearing currently scheduled on April 2, 2013. Duke Energy Ohio has moved to vacate this procedural schedule and to seek a schedule that will enable an opinion and order on its filings by March 1, 2013. On October 4, 2012, various customer groups filed a motion to dismiss the application. On October 19, 2012, Duke Energy Ohio made a filing opposing the motion to dismiss. Under the current procedural schedule, Duke Energy Ohio expects an order in 2013.

2012 Electric Rate Case. On July 9, 2012, Duke Energy Ohio filed an application with the PUCO for an increase in electric distribution rates of approximately $87 million. On average, total electric rates would increase approximately 5.1% under the filing. The rate increase is designed to recover the cost of investments in projects to improve reliability for customers and upgrades to the distribution system. Pursuant to a stipulation in another case, Duke Energy Ohio will continue recovering its costs associated with grid modernization in a separate rider.

Duke Energy Ohio expects revised rates, if approved, to go into effect in the first half of 2013.

2012 Natural Gas Rate Case. On July 9, 2012, Duke Energy Ohio filed an application with the PUCO for an increase in natural gas distribution rates of approximately $45 million. On average, total natural gas rates would increase approximately 6.6% under the filing. The rate increase is designed to recover the cost of upgrades to the distribution system, as well as environmental cleanup of manufactured gas plant sites. In addition to the recovery of costs associated with the manufactured gas plants, the rate request includes a proposal for an accelerated service line replacement program and a new rider to recover the associated incremental cost. The filing also requests that the PUCO renew the rider recovery of Duke Energy Ohio’s accelerated main replacement program and grid modernization program.

Duke Energy Ohio expects revised rates, if approved, to go into effect in the first half of 2013.

Generation Asset Transfer. On April 2, 2012, Duke Energy Ohio and various affiliated entities filed an Application for Authorization for Disposition of Jurisdictional Facilities with FERC. The application seeks to transfer, from Duke Energy Ohio’s rate-regulated Ohio utility company, the legacy coal-fired and combustion gas turbine assets to a non-regulated affiliate, consistent with ESP stipulation approved on November 22, 2011. The application outlines a potential additional step in the reorganization that would result in a transfer of all of Duke Energy Ohio’s Commercial Power business to an indirect wholly owned subsidiary of Duke Energy. The process of determining the optimal corporate structure is an ongoing evaluation of factors, such as tax considerations, that may change between now and the transfer date. In conjunction with the transfer, Duke Energy Ohio’s capital structure will be restructured to reflect appropriate debt and equity ratios for its regulated Franchised Electric and Gas operations. The transfer could instead be accomplished within a wholly owned non-regulated subsidiary of Duke Energy Ohio depending on final tax structuring analysis. On June 22,

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

2012, Duke Energy Ohio amended its Application to include several small additional generation units to be transferred. The FERC approved the application on September 5, 2012.

Standard Service Offer (SSO). The PUCO approved Duke Energy Ohio’s current Electric Security Plan (ESP) on November 22, 2011. The ESP effectively separates the generation of electricity from Duke Energy Ohio’s retail load obligation and requires Duke Energy Ohio to transfer its generation assets to a non-regulated affiliate on or before December 31, 2014. The ESP includes competitive auctions for electricity supply whereby the energy price is recovered from retail customers. As a result, Duke Energy Ohio now earns retail margin on the transmission and distribution of electricity only and not on the cost of the underlying energy. New rates for Duke Energy Ohio went into effect for SSO customers on January 1, 2012. The ESP also includes a provision for a non-bypassable stability charge of $110 million per year to be collected from January 1, 2012 through December 31, 2014.

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

On December 16, 2010, the FERC issued an order related to MISO’s cost allocation methodology surrounding Multi-Value Projects (MVP), a type of MISO Transmission Expansion Planning (MTEP) project cost. MISO expects that MVP will fund the costs of large transmission projects designed to bring renewable generation from the upper Midwest to load centers in the eastern portion of the MISO footprint. MISO approved MVP proposals with estimated project costs of approximately $5.2 billion prior to the date of Duke Energy Ohio’s exit from MISO on December 31, 2011. These projects are expected to be undertaken by the constructing transmission owners from 2012 through 2020 with costs recovered through MISO over the useful life of the projects. The FERC order did not clearly and expressly approve MISO’s apparent interpretation that a withdrawing transmission owner is obligated to pay its share of costs of all MVP projects approved by MISO up to the date of the withdrawing transmission owners’ exit from MISO. Duke Energy Ohio, has historically represented approximately five-percent of the MISO system. The impact of this order is not fully known, but could result in a substantial increase in MISO transmission expansion costs allocated to Duke Energy Ohio subsequent to a withdrawal from MISO. Duke Energy Ohio, among other parties, sought rehearing of the FERC MVP order. On October 21, 2011, the FERC issued an order on rehearing in this matter largely affirming its original MVP order and conditionally accepting MISO’s compliance filing as well as determining that the MVP allocation methodology is consistent with cost causation principles and FERC precedent. The FERC also reiterated that it will not prejudge any settlement agreement between an RTO and a withdrawing transmission owner for fees that a withdrawing transmission owner owes to the RTO. The order further states that any such fees that a withdrawing transmission owner owes to an RTO are a matter for those parties to negotiate, subject to review by the FERC. The FERC also ruled that Duke Energy Ohio’s challenge of MISO’s ability to allocate MVP costs to a withdrawing transmission owner is beyond the scope of the proceeding. The order further stated that MISO’s tariff withdrawal language establishes that once cost responsibility for transmission upgrades is determined, withdrawing transmission owners retain any costs incurred prior to the withdrawal date. In order to preserve its rights, Duke Energy Ohio filed an appeal of the FERC order in the D.C. Circuit Court of Appeals. The case was consolidated with appeals of the FERC order by other parties in the Seventh Circuit Court of Appeals.

On October 14, 2011, Duke Energy Ohio filed an application with the FERC to establish new wholesale customer rates for transmission service under PJM’s Open Access Transmission Tariff. In this filing, Duke Energy Ohio sought recovery of its legacy MTEP costs, including MVP costs, and submitted an analysis showing that the benefits of the RTO realignment outweigh the costs to the customers. The new rates went into effect, subject to refund, on January 1, 2012. Protests were filed by certain transmission customers. On April 24, 2012, FERC issued an order in which it, among other things, denied recovery of legacy MTEP costs without prejudice to the right of Duke Energy Ohio to make another filing including a more comprehensive cost-benefit analysis to support such recovery. Settlement discussions are underway with the relevant intervening parties that address matters raised in the initial October 14, 2011 filing.

On December 29, 2011, MISO filed with FERC a Schedule 39 to MISO’s tariff. Schedule 39 provides for the allocation of MVP costs to a withdrawing owner based on the owner’s actual transmission load after the owner’s withdrawal from MISO, or, if the owner fails to report such load, based on the owner’s historical usage in MISO assuming annual load growth. On January 19, 2012, Duke Energy Ohio filed with FERC a protest of the allocation of MVP costs to them under Schedule 39. On February 27, 2012, the FERC accepted Schedule 39 as a just and reasonable basis for MISO to charge for MVP costs, a transmission owner that withdraws from MISO after January 1, 2012. The FERC set for hearing whether MISO’s proposal to use the methodology in Schedule 39 to calculate the obligation of transmission owners who withdrew from MISO prior to January 1, 2012 (such as Duke Energy Ohio) to pay for MVP costs is consistent with the MVP-related withdrawal obligations in the tariff at the time that they withdrew from MISO, and, if not, what amount of, and methodology for calculating, any MVP cost responsibility should be. On March 28, 2012, Duke Energy Ohio filed a request for rehearing of FERC’s order on MISO’s Schedule 39. This hearing has been scheduled for April 2013.

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

The following table provides a reconciliation of the beginning and ending balance of Duke Energy Ohio’s recorded obligations related to its withdrawal from MISO:

	Balance at	Provision /	Cash	Balance at
(in millions)	December 31, 2011	Adjustments	Reductions	September 30, 2012
Duke Energy Ohio	$110	$3	$(18)	$95

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Other Regulatory Matters

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

Pursuant to the merger agreement, William D. Johnson, Chairman, President and CEO of Progress Energy became President and CEO of Duke Energy and James E. Rogers, Chairman, President and CEO of Duke Energy became Executive Chairman of Duke Energy upon close of the merger. Mr. Johnson subsequently resigned as the President and CEO of Duke Energy, effective July 3, 2012 and Mr. Rogers was appointed to be CEO.

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

The NCUC’s order also requests that Duke Energy provide certain documents related to the issue for its review. Duke Energy also received an Investigative Demand issued by the NCDOJ on July 6, 2012, requesting the production of certain documents related to the issues which are also the subject of the NCUC Investigation. Duke Energy’s responses to these requests were submitted on August 7, 2012.  On August 1, 2012, the NCUC engaged the law firm of Jenner & Block to conduct an investigation of these matters.  That investigation is underway and to date has involved the production of more documents to the NCUC and a series of informal interviews by Jenner & Block of a number of persons with knowledge of these matters, including executive officers of Duke Energy.  This process is ongoing and will also involve interviews of the members of the legacy Duke Energy Board of Directors.

Duke Energy has also been contacted by the SEC to explain the circumstances surrounding the NCUC Investigation and shareholder lawsuits in connection with the closing of the merger with Progress Energy.  A meeting was held with the SEC staff in late October.  Duke Energy intends to continue to assist the SEC staff, as they request.

Duke Energy is unable to predict the ultimate outcome of these proceedings.

Joint Dispatch Agreement (JDA). On June 29, 2012, and July 2, 2012, the NCUC and the PSCSC, respectively, approved the JDA between Duke Energy Carolinas and Progress Energy Carolinas. The JDA provides for joint dispatch of the generating facilities of both Duke Energy Carolinas and Progress Energy Carolinas for the purpose of reducing the cost of serving the native loads of both companies. As set forth in the JDA, Duke Energy Carolinas will act as the joint dispatcher, on behalf of both Duke Energy Carolinas and Progress Energy Carolinas. As joint dispatcher, Duke Energy Carolinas will direct the dispatch of both Duke Energy Carolinas’ and Progress Energy Carolinas’ power supply resources, determine payments between the parties for the purchase and sale of energy between Duke Energy Carolinas and Progress Energy Carolinas as a result of the JDA, and calculate and allocate the fuel cost savings to the parties as a result of the JDA.

Potential Plant Retirements.

The Subsidiary Registrants periodically file Integrated Resource Plans (IRP) with their state regulatory commissions. The IRPs provide a view of forecasted energy needs over a long term (15-20 years), and options being considered to meet those needs. The IRP’s filed by the Subsidiary Registrants in 2012, 2011 and 2010 included planning assumptions to potentially retire by 2015, certain coal-fired generating facilities in North Carolina, South Carolina, Indiana and Ohio that do not have the requisite emission control equipment, primarily to meet Environmental Protection Agency (EPA) regulations that are not yet effective. Additionally, management is considering the impact pending environmental regulations might have on certain coal-fired generating facilities in Florida.

The Duke Energy Registrants classify generating facilities that are still operating but are expected to be retired significantly before the end of their previously estimated useful lives as Generation facilities to be retired, net, on the Condensed Consolidated Balance Sheets. Amounts are reclassified from the cost and accumulated depreciation of Property, plant and equipment when it becomes probable the plant will be retired. Duke Energy continues to depreciate these generating facilities based on current depreciable lives. When such facilities are removed from service, the remaining net carrying value, if any, is then reclassified to regulatory assets, in accordance with the expected ratemaking treatment.

The table below contains the net carrying value of generating facilities being evaluated for potential retirement included in the Condensed Consolidated Balance Sheets.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

September 30, 2012
	Duke Energy	Duke Energy Carolinas(b)(e)	Progress Energy Carolinas(c)(e)	Progress Energy Florida(d)	Duke Energy Ohio(f)	Duke Energy Indiana(g)
Capacity (in MW)	4,642	910	1,166	873	1,025	668
Remaining net book value (in millions)(a)	$583	$117	$164	$155	$13	$134

(a)	Included in Property, plant and equipment, net as of September 30, 2012, on the Condensed Consolidated Balance Sheets, unless otherwise noted.
(b)

Includes Riverbend Units 4 through 7, Lee Units 1 and 2 and Buck Units 5 and 6. Duke Energy Carolinas has committed to retire 1,667 MW in conjunction with a Cliffside air permit settlement, of which 587 MW have already been retired as of September 30, 2012. Excludes 170 MW Lee Unit 3 that is expected to be converted to gas in 2014.  The Lee Unit 3 conversion will be considered a retirement towards meeting the 1,667 MW retirement commitment.

(c)	Includes Cape Fear, Robinson and six combustion turbine units, which were retired on October 1, 2012, and Sutton, which is expected to be retired by the end of 2013.
(d)	Includes Crystal River Units 1 and 2.
(e)

Net book value of Duke Energy Carolinas' Buck Units 5 and 6 of $68 million, and Progress Energy Carolinas' Cape Fear, Robinson, Sutton and six combustion turbine units of $164 million is included in Generation facilities to be retired, net, on the Condensed Consolidated Balance Sheets at September 30, 2012.

(f)	Includes Beckjord Station and Miami Fort Unit 6. Beckjord has no remaining book value.
(g)	Includes Wabash River Units 2 through 6.

           Duke Energy continues to evaluate the potential need to retire these coal-fired generating facilities earlier than the current estimated useful lives, and plans to seek regulatory recovery for amounts that would not be otherwise recovered when any of these assets are retired. However, such recovery, including recovery of carrying costs on remaining book values, could be subject to future regulatory approvals and therefore cannot be assured.

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

The following tables contain information regarding reserves for probable and estimable costs related to Duke Energy’s various environmental sites. These amounts are recorded in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Duke Energy Registrants’ Consolidated Balance Sheets.

(in millions)	Balance at December 31, 2011	Provisions / Adjustments(b)	Cash Reductions	Balance at September 30, 2012
Duke Energy(a)	$61	$43	$(19)	$85
Duke Energy Carolinas	12	1	―	13
Duke Energy Ohio(a)	28	10	(15)	23
Duke Energy Indiana	9	2	(2)	9

(in millions)	Balance at December 31, 2010	Provisions / Adjustments	Cash Reductions	Balance at September 30, 2011
Duke Energy(a)	$88	$5	$(21)	$72
Duke Energy Carolinas	13	―	―	13
Duke Energy Ohio(a)	50	3	(17)	36
Duke Energy Indiana	11	1	(2)	10

(a)	Environmental reserves relate primarily to former Manufactured Gas Plants (MGP) and Other Sites.
(b)	Amounts at Duke Energy include $32 million in environmental reserves assumed during the Progress Energy merger.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Duke Energy Ohio has received an order from the PUCO to defer the costs incurred as noted in the above table. The PUCO will rule on the recovery of these costs at a future proceeding.

Management believes it is probable that additional liabilities will be incurred as work progresses at Duke Energy Ohio and Progress Energy Florida MGP sites; however, costs associated with future remediation cannot currently be reasonably estimated.

Clean Water Act 316(b). The EPA published its proposed cooling water intake structures rule on April 20, 2011. The proposed rule advances one main approach and three alternatives. The main approach establishes aquatic protection requirements for existing facilities and new on-site facility additions that withdraw 2 million gallons or more of water per day from rivers, streams, lakes, reservoirs, estuaries, oceans, or other U.S. waters for cooling purposes. Based on the main approach proposed, most, if not all of the coal, natural gas and nuclear-fueled steam electric generating facilities in which the Duke Energy Registrants are either a whole or partial owner are likely affected sources unless retired prior to implementation of the 316(b) requirements.

The EPA recently modified a previous settlement agreement that now calls for the EPA to finalize the 316(b) rule by June 2013. Compliance with portions of the rule could begin as early as 2016. Because of the wide range of potential outcomes, including the other three alternative proposals, the Duke Energy Registrants are unable to predict the outcome of the rulemaking or estimate its costs to comply at this time.

Cross-State Air Pollution Rule (CSAPR). On August 8, 2011, the final Cross-State Air Pollution Rule (CSAPR) was published in the Federal Register. The CSAPR established state-level annual SO2 and NOx budgets that were to take effect on January 1, 2012, and state-level ozone-season NOx budgets that were to take effect on May 1, 2012, allocating emission allowances to affected sources in each state equal to the state budget less an allowance set-aside for new sources. The budget levels were set to decline in 2014 for many states, including each state that the Duke Energy Registrants operate in, except for South Carolina and Florida where the applicable budgets were to remain constant. The rule allowed both intrastate and limited interstate allowance trading.

Numerous petitions for review of the CSAPR were filed with the United States Court of Appeals for the District of Columbia (D.C. Circuit or The Court). On August 21, 2012, by a 2-1 decision, the D.C Circuit vacated the CSAPR. The Court also directed the EPA to continue administering the Clean Air Interstate Rule (CAIR) that the Duke Energy Registrants have been complying with since 2009 pending completion of a remand rulemaking to replace CSAPR with a valid rule. CAIR requires additional Phase II reductions in SO2 and NOx emissions beginning in 2015. The court’s decision to vacate the CSAPR leaves the future of the rule uncertain. The EPA has filed a petition with the D.C. Circuit for en banc rehearing of the CSAPR decision. If the court’s August 21, 2012 decision is upheld, the CAIR will remain in force for an unknown period of time until EPA develops a replacement rule. If the decision is overturned on rehearing, it is not known when EPA would move to implement the CSAPR.

The Duke Energy Registrants cannot predict the outcome of the rehearing process or how it could affect future emission reduction requirements that might apply to the Duke Energy Registrants as a result of a potential CSAPR replacement rulemaking. The continued implementation of the CAIR pending the outcome of the rehearing process and a potential CSAPR replacement rulemaking, including the potential implementation of CAIR Phase II in 2015, will not result in the Duke Energy Registrants adding new emission controls.

Coal Combustion Residuals (CCR). On June 21, 2010, the EPA issued a proposal to regulate, under the Resource Conservation and Recovery Act, coal combustion residuals (CCR), a term the EPA uses to describe the CCPs associated with the generation of electricity. The EPA proposal contains two regulatory options whereby CCRs not employed in approved beneficial use applications would either be regulated as hazardous waste or would continue to be regulated as non-hazardous waste. The Duke Energy Registrants cannot predict the outcome of this rulemaking. However, based on the proposal, the cost of complying with the final regulation will be material. In response to a motion filed in federal court by environmental groups asking the court to compel the EPA to issue a final rule, the EPA filed a declaration on October 11, 2012, suggesting that it could take more than a year to complete the regulation.

Mercury and Air Toxics Standards (MATS). The final Mercury and Air Toxics Standards rule (previously referred to as the Utility MACT Rule) was published in the Federal Register on February 16, 2012. The final rule establishes emission limits for hazardous air pollutants from new and existing coal-fired and oil-fired steam electric generating units. The rule requires sources to comply with the emission limits by April 16, 2015. Under the Clean Air Act, permitting authorities have the discretion to grant up to a 1-year compliance extension, on a case-by-case basis, to sources that are unable to complete the installation of emission controls before the compliance deadline. The Duke Energy Registrants continue to evaluate the requirements of the rule and develop strategies for complying with the rule’s requirements. Strategies to achieve compliance with the final MATS rules are likely to include installing new or upgrading existing air emission control equipment, developing monitoring processes, fuel switching and accelerating retirement of some coal-fired electric-generating units. For additional information, refer to Note 4, Regulatory Matters, regarding potential plant retirements.

Numerous petitions for review of the final MATS rule have been filed with the United States Court of Appeals for the District of Columbia. The court established a schedule for the litigation that has final briefs being filed on April 8, 2013. Oral arguments have not been scheduled. The Duke Energy Registrants cannot predict the outcome of the litigation or how it might affect the MATS requirements as they apply to the Duke Energy Registrants.

As finalized, the cost to the Duke Energy Registrants to comply with the regulation will be material.

EPA Greenhouse Gas New Source Performance Standards (NSPS). On April 13, 2012, the EPA published in the Federal Register its proposed rule to establish carbon dioxide (CO2) emissions standards for pulverized coal, IGCC, and natural gas combined cycle electric generating units that are permitted and constructed in the future. The proposal would not apply to any of the Duke Energy Registrants’ coal (which includes IGCC) and natural gas electric generation plants that are currently under construction or in operation. Any future pulverized coal and IGCC units will have to employ

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

carbon capture and storage (CCS) technology to meet the CO2 emission standard the EPA has proposed. The proposed standard will not require new natural gas combined cycle facilities to install CCS technology.

Management does not expect any material impact on the Duke Energy Registrants’ future results of operations or cash flows based on the EPA’s proposal. The final rule, however, could be significantly different from the proposal. It is not known when the EPA might finalize the rule.

Estimated Cost and Impacts of EPA Rulemakings. While the ultimate compliance requirements for the Duke Energy Registrants for MATS, Clean Water Act 316(b) and CCRs will not be known until all the rules have been finalized, for planning purposes, the Duke Energy Registrants currently estimate that the cost of new control equipment that may need to be installed on existing power plants to comply with this group of rules could total $6 billion to $7 billion, excluding AFUDC, over the next 10 years. The Duke Energy Registrants also expect to incur increased fuel, purchased power, operation and maintenance, and other expenses in conjunction with these EPA regulations, and also expect to incur costs for replacement generation for potential coal-fired power plant retirements. Until the final regulatory requirements of the group of EPA regulations are known and can be fully evaluated, the potential compliance costs associated with these EPA regulatory actions are subject to considerable uncertainty. Therefore, the actual compliance costs incurred may be materially different from these estimates based on the timing and requirements of the final EPA regulations.

The Duke Energy Registrants intend to seek regulatory recovery of amounts incurred associated with regulated operations in complying with these regulations. Refer to Note 4 for further information regarding potential plant retirements and regulatory filings related to the Duke Energy Registrants.

Litigation.

Duke Energy

Progress Energy Merger Shareholder Litigation. On July 20, 2012, Duke Energy was served with a shareholder Derivative Complaint filed in the Delaware Chancery Court (Rupp v. Rogers, et al.). The lawsuit names as defendants Jim Rogers and the ten other members of the Duke Energy board of directors who were also members of the pre-merger Duke Energy board of directors (Legacy Duke Directors). Duke Energy is named as a nominal defendant. Raul v. Rogers, also filed in Delaware Chancery Court was consolidated with the Rupp case on September 24, 2012. The lawsuit alleges claims for breach of fiduciary duties of loyalty and care by the defendants in connection with the post-merger change in CEO, as discussed in Note 4.

On August 3, 2012, Duke Energy was served with a shareholder Derivative Complaint, which has been transferred to the North Carolina Business Court (Krieger v. Johnson, et al.). The lawsuit names as defendants, William D. Johnson, James E. Rogers and the Legacy Duke Energy Directors. Duke Energy is named as a nominal defendant. The lawsuit alleges claims for breach of fiduciary duty in granting excessive compensation to Mr. Johnson.

Duke Energy has been served with two cases shareholder Derivative Complaints, filed in federal district court in Delaware.  The plaintiffs in Tansey v. Rogers, et al., served on August 17, 2012, allege claims of breach of fiduciary duty and waste of corporate assets.  The plaintiffs in Pinchuck v.  Rogers, et al., served on October 31, 2012, also alleges claims for breach of fiduciary duty. The Legacy Duke Energy Directors are named as defendants in both of these cases.

Duke Energy was also served in July 2012 with three purported securities class action lawsuits. These three cases (Craig v. Duke Energy Corporation, et al.; Nieman v. Duke Energy Corporation, et al.; and Sunner v. Duke Energy Corporation, et al.), have been consolidated in the United States District Court for the Western District of North Carolina.  The cases are purportedly brought on behalf of classes of various persons who purchased stock of Duke Energy and Progress Energy and name as defendants the Legacy Duke Energy Directors and certain officers of the company.

It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with these lawsuits. Additional lawsuits may be filed.

Spent Nuclear Fuel Matters. Pursuant to the Nuclear Waste Policy Act of 1982, Progress Energy Carolinas and Progress Energy Florida entered into contracts with the U.S. Department of Energy (DOE) under which the DOE agreed to begin taking spent nuclear fuel by no later than January 31, 1998. All similarly situated utilities were required to sign the same Standard Contract for Disposal of Spent Nuclear Fuel.

The DOE failed to begin taking spent nuclear fuel by January 31, 1998. In January 2004, Progress Energy Carolinas and Progress Energy Florida filed a complaint in the U.S. Court of Federal Claims against the DOE, claiming that the DOE breached the standard contract and asserting damages incurred through 2005. In 2011, the judge in the U.S. Court of Federal Claims issued a ruling to award Progress Energy Carolinas substantially all their asserted damages. As a result, Progress Energy Carolinas recorded the award in 2011 as an offset for past spent fuel storage costs incurred.

On December 12, 2011, Progress Energy Carolinas and Progress Energy Florida filed another complaint in the U.S. Court of Federal Claims against the DOE, claiming damages incurred from January 1, 2006 through December 31, 2010. The damages stem from the same breach of contract asserted in the previous litigation. On March 23, 2012, Progress Energy Carolinas and Progress Energy Florida filed its initial disclosure of $113 million of damages with the U.S. Court of Federal Claims and the DOE. The next status conference to discuss trial dates is scheduled for May 10, 2013. Progress Energy Carolinas and Progress Energy Florida may file subsequent damage claims as they incur additional costs. The next status conference to discuss trial dates is scheduled for January 10, 2013. Duke Energy cannot predict the outcome of this matter.

Synthetic Fuels Matters. In October 2009, a jury delivered a verdict in a lawsuit against Progress Energy and a number of its subsidiaries and affiliates arising out of an Asset Purchase Agreement dated as of October 19, 1999, and amended as of August 23, 2000 (the Asset Purchase Agreement) by and among U.S. Global, LLC (Global); Earthco synthetic fuels facilities (Earthco); certain affiliates of Earthco; EFC Synfuel LLC (which was owned indirectly by Progress Energy) and certain of its affiliates, including Solid Energy LLC; Solid Fuel LLC; Ceredo Synfuel LLC; Gulf Coast Synfuel LLC (renamed Sandy River Synfuel LLC) (collectively, the Progress Affiliates), as amended by an amendment to the Asset Purchase Agreement. In a case filed in the Circuit Court for Broward County, Fla., in March 2003 (the Florida Global Case), Global requested an unspecified amount of compensatory damages, as well as declaratory relief. Global asserted (i) that pursuant to the Asset Purchase Agreement, it was entitled to an interest in two synthetic fuels facilities previously owned by the Progress Affiliates and an option to purchase additional interests in the two synthetic fuels facilities and (ii) that it was entitled to damages because the Progress Affiliates prohibited it from procuring purchasers for the synthetic fuels facilities. As a result of the 2007 expiration of the Internal Revenue Code Section 29 tax credit program, all of Progress Energy’s synthetic fuels businesses were abandoned and the synthetic fuels businesses were reclassified as discontinued operations.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

The jury awarded Global $78 million. In November 2009, the court assessed $55 million in prejudgment interest and entered judgment in favor of Global in a total amount of $133 million. In December 2009, Progress Energy appealed the Broward County judgment to the Florida Fourth District Court of Appeals. Also, in December 2009, Progress Energy made a $154 million payment, which represented payment of the total judgment and a required premium equivalent to two years of interest at the then statutory rate, to the Broward County Clerk of Court bond account. The appellate briefing process has been completed. Oral argument on the appeal was held on September 27, 2011. On October 3, 2012, the Florida appellate court reversed the trial court ruling and directed a verdict on damages. The case was remanded to the trial court to determine whether specific performance is an appropriate remedy. On October 18, 1012, Global filed a Motion for Clarification and Rehearing of Panel Decision which has yet to be ruled upon. On November 1, 2012, Progress Energy filed a response in opposition to U.S. Global’s motion. Duke Energy cannot predict the outcome of this matter.

In a second suit filed in the Superior Court for Wake County, N.C., Progress Synfuel Holdings, Inc. et al. v. U.S. Global, LLC (the North Carolina Global Case), the Progress Affiliates seek declaratory relief consistent with their interpretation of the Asset Purchase Agreement. Global was served with the North Carolina Global Case on April 17, 2003. In May 2003, Global moved to dismiss the North Carolina Global Case for lack of personal jurisdiction over Global. In the alternative, Global requested that the court decline to exercise its discretion to hear the Progress Affiliates’ declaratory judgment action. In August 2003, the Wake County Superior Court denied Global’s motion to dismiss, but stayed the North Carolina Global Case, pending the outcome of the Florida Global Case. The Progress Affiliates appealed the superior court’s order staying the case. By order dated September 7, 2004, the North Carolina Court of Appeals dismissed the Progress Affiliates’ appeal. Based upon the outcome of the Florida Global Case, Duke Energy anticipates dismissal of the North Carolina Global Case.

Alaskan Global Warming Lawsuit. On February 26, 2008, plaintiffs, the governing bodies of an Inupiat village in Alaska, filed suit in the U.S. Federal Court for the Northern District of California against Peabody Coal and various oil and power company defendants, including Duke Energy and certain of its subsidiaries. Plaintiffs brought the action on their own behalf and on behalf of the village’s 400 residents. The lawsuit alleges that defendants’ emissions of CO2 contributed to global warming and constitute a private and public nuisance. Plaintiffs also allege that certain defendants, including Duke Energy, conspired to mislead the public with respect to global warming. The plaintiffs in the case have requested damages in the range of $95 million to $400 million related to the cost of relocating the Village of Kivalina. On June 30, 2008, the defendants filed a motion to dismiss on jurisdictional grounds, together with a motion to dismiss the conspiracy claims. On October 15, 2009, the District Court granted defendants motion to dismiss. The plaintiffs filed a notice of appeal and the U.S. Court of Appeals for the Ninth Circuit (Court of Appeals) held argument in the case on November 28, 2011. On September 21, 2012, the Court of Appeals ruled that the case could not proceed, affirming the District Court’s motion to dismiss. The Plaintiffs have filed a motion for rehearing en banc by the Court of Appeals. Although Duke Energy believes the likelihood of loss is remote based on current case law, it is not possible to predict the ultimate outcome of this matter.

Price Reporting Cases. A total of five lawsuits were filed against Duke Energy affiliates and other energy companies and remain pending in a consolidated, single federal court proceeding in Nevada.

In November 2009, the judge granted defendants’ motion for reconsideration of the denial of defendants’ summary judgment motion in two of the remaining five cases to which Duke Energy affiliates are a party. A hearing on that motion occurred on July 15, 2011, and on July 19, 2011, the judge granted the motion for summary judgment. Plaintiffs have filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit, which held argument on October 19, 2012.

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

Duke Energy International Paranapanema Lawsuit. On July 16, 2008, Duke Energy International Geracao Paranapanema S.A. (DEIGP) filed a lawsuit in the Brazilian federal court challenging transmission fee assessments imposed under two new resolutions promulgated by the Brazilian Electricity Regulatory Agency (ANEEL) (collectively, the Resolutions). The Resolutions purport to impose additional transmission fees (retroactive to July 1, 2004 and effective through June 30, 2009) on generation companies located in the State of São Paulo for utilization of the electric transmission system. The new charges are based upon a flat-fee that fails to take into account the locational usage by each generator. DEIGP’s additional assessment under these Resolutions amounts to approximately $60 million, inclusive of interest, through September 2012. Based on DEIGP’s continuing refusal to tender payment of the disputed sums, on April 1, 2009, ANEEL imposed an additional fine against DEIGP in the current amount of $10 million. DEIGP filed a request to enjoin payment of the fine and for an expedited decision on the merits or, alternatively, an order requiring that all disputed sums be deposited in the court’s registry in lieu of direct payment to the distribution companies.

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

Brazil Expansion Lawsuit. On August 9, 2011, the State of São Paulo filed a lawsuit in Brazilian state court against DEIGP based upon a claim that DEIGP is under a continuing obligation to expand installed generation capacity by 15% pursuant to a stock purchase agreement under which DEIGP purchased generation assets from the state. On August 10, 2011, a judge granted an ex parte injunction ordering DEIGP to present a detailed expansion plan in satisfaction of the 15% obligation. DEIGP has previously taken a position that the 15% expansion obligation is no longer viable given the changes that have occurred in the electric energy sector since privatization of that sector. After filing various objections, defenses and appeals regarding the referenced order, DEIGP submitted its proposed expansion plan on November 11, 2011, but reserved its objections regarding enforceability. The parties will in due course present evidence to the court regarding their respective positions. No trial date has been set.

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

The plaintiffs filed a demand for a jury trial, a motion to transfer the case to the federal district court, and a motion to consolidate the case with a separate action filed by the plaintiffs against Duke Energy’s legal counsel. On March 22, 2012, the federal District Court issued an order denying the defendant’s motion to dismiss and granting the plaintiffs’ motions for transfer and consolidation. The court has not yet made a final ruling on whether the plaintiffs are entitled to a jury trial. Trial on this matter has been set to commence in January 2014. Mediation, held on August 21 and 22, 2012, was unsuccessful. It is not possible to predict whether Duke Energy will incur any liability or to estimate the damages, if any, that Duke Energy might incur in connection with this lawsuit.

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

Asbestos-related Injuries and Damages Claims. Duke Energy Carolinas has experienced numerous claims for indemnification and medical cost reimbursement relating to damages for bodily injuries alleged to have arisen from the exposure to or use of asbestos in connection with construction and maintenance activities conducted on its electric generation plants prior to 1985. As of September 30, 2012, there were 132 asserted claims for non-malignant cases with the cumulative relief sought of up to $33 million, and 47 asserted claims for malignant cases with the cumulative relief sought of up to $16 million. Based on Duke Energy Carolinas’ experience, it is expected that the ultimate resolution of most of these claims likely will be less than the amount claimed.

Amounts recognized as asbestos-related reserves related to Duke Energy Carolinas in the respective Condensed Consolidated Balance Sheets totaled $763 million and $801 million as of September 30, 2012 and December 31, 2011, respectively, and are classified in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities. These reserves are based upon the minimum amount in Duke Energy Carolinas’ best estimate of the range of loss for current and future asbestos claims through 2030. Management believes that it is possible there will be additional claims filed against Duke Energy Carolinas after 2030. In light of the uncertainties inherent in a longer-term forecast, management does not believe that they can reasonably estimate the indemnity and medical costs that might be incurred after 2030 related to such potential claims. Asbestos-related loss estimates incorporate anticipated inflation, if applicable, and are recorded on an undiscounted basis. These reserves are based upon current estimates and are subject to greater uncertainty as the projection period lengthens. A significant upward or downward trend in the number of claims filed, the nature of the alleged injury, and the average cost of resolving each such claim could change our estimated liability, as could any substantial or favorable verdict at trial. A federal legislative solution, further state tort reform or structured settlement transactions could also change the estimated liability. Given the uncertainties associated with projecting matters into the future and numerous other factors outside our control, management believes that it is possible Duke Energy Carolinas may incur asbestos liabilities in excess of the recorded reserves.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Duke Energy Carolinas has a third-party insurance policy to cover certain losses related to asbestos-related injuries and damages above an aggregate self insured retention of $476 million. Duke Energy Carolinas’ cumulative payments began to exceed the self insurance retention on its insurance policy in 2008. Future payments up to the policy limit will be reimbursed by Duke Energy Carolinas’ third party insurance carrier. The insurance policy limit for potential future insurance recoveries for indemnification and medical cost claim payments is $935 million in excess of the self insured retention. Insurance recoveries of $781 and $813 million related to this policy are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables as of September 30, 2012 and December 31, 2011, respectively. Duke Energy Carolinas is not aware of any uncertainties regarding the legal sufficiency of insurance claims. Management believes the insurance recovery asset is probable of recovery as the insurance carrier continues to have a strong financial strength rating.

Duke Energy Ohio

Antitrust Lawsuit. In January 2008, four plaintiffs, including individual, industrial and nonprofit customers, filed a lawsuit against Duke Energy Ohio in federal court in the Southern District of Ohio. Plaintiffs alleged that Duke Energy Ohio (then The Cincinnati Gas & Electric Company), conspired to provide inequitable and unfair price advantages for certain large business consumers by entering into non-public option agreements with such consumers in exchange for their withdrawal of challenges to Duke Energy Ohio’s pending Rate Stabilization Plan (RSP), which was implemented in early 2005. On March 31, 2009, the District Court granted Duke Energy Ohio’s motion to dismiss. Plaintiffs filed a motion to alter or set aside the judgment, which was denied by an order dated March 31, 2010. In April 2010, the plaintiffs filed their appeal of that order with the U.S. Court of Appeals for the Sixth Circuit, which heard argument on that appeal on January 11, 2012. On June 4, 2012, the Sixth Circuit Court of Appeals reversed the district court’s decision and remanded the matter on all claims for trial on the merits and on July 25, 2012, the Court denied Duke Energy Ohio’s petition for an en banc review of the case, and on October 15, 2012, Duke Energy filed a petition for certiorari to the United States Supreme Court. It is not possible to predict at this time whether Duke Energy Ohio will incur any liability or to estimate the damages, if any, that Duke Energy Ohio might incur in connection with this lawsuit.

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

(in millions)	September 30, 2012	December 31, 2011
Reserves for Legal Matters(a)
Duke Energy(b)	$975	$810
Duke Energy Carolinas(b)	763	801
Duke Energy Indiana	7	4
Probable Insurance Recoveries(c)
Duke Energy(d)	$781	$813
Duke Energy Carolinas(d)	781	813

(a)	Reserves are classified in the respective Condensed Consolidated Balance Sheets in Other within Deferred Credits and Other Liabilities and Other within Current Liabilities.
(b)	Includes reserves for aforementioned asbestos-related injuries and damages claims.
(c)	Insurance recoveries are classified in the respective Condensed Consolidated Balance Sheets in Other within Investments and Other Assets and Receivables.
(d)	Relates to recoveries associated with aforementioned asbestos-related injuries and damages claims.

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

6. Debt and Credit Facilities

Duke Energy’s outstanding long-term debt, including current maturities as of September 30, 2012, includes approximately $17.2 billion related to Progress Energy. This amount includes $3.5 billion of fair value adjustments recorded in connection with purchase accounting for the Progress Energy merger, which are not part of future principal payments and will amortize over the remaining life of the debt. See Note 2 for additional information related to the merger with Progress Energy.

Additional significant changes to the Duke Energy Registrants’ debt and credit facilities since December 31, 2011 are as follows:

First Mortgage Bonds. In September 2012, Duke Energy Carolinas issued $650 million principal amount of first mortgage bonds, which carry a fixed interest rate of 4.00% and mature September 30, 2042.  Proceeds from the issuance will be used to repay at maturity the $420 million debentures due through November 2012, as well as for general corporate purposes, including the funding of capital expenditures.

In March 2012, Duke Energy Indiana issued $250 million principal amount of first mortgage bonds, which carry a fixed interest rate of 4.20% and mature March 15, 2042. Proceeds from the issuance were used to repay a portion of Duke Energy Indiana’s outstanding short-term debt.

Other Debt. In August 2012, Duke Energy Corporation issued $1.2 billion of senior unsecured notes, of which $700 million carry a fixed interest rate of 1.625% and mature August 15, 2017 and $500 million carry a fixed interest rate of 3.05% and mature August 15, 2022. Proceeds from the issuances were used to repay at maturity Duke Energy Ohio’s $500 million debentures due September 15, 2012, as well as for general corporate purposes, including the repayment of commercial paper. See Note 17 for further discussion of the repayment of Duke Energy Ohio’s debentures and changes in its capital structure.

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

On April 4, 2011, Duke Energy filed a registration statement (Form S-3) with the SEC to sell up to $1 billion of variable denomination floating rate demand notes, called PremierNotes. The Form S-3 states that no more than $500 million of the notes will be outstanding at any particular time. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of September 30, 2012 and December 31, 2011, is $288 million and $79 million, respectively. The notes reflect a short-term debt obligation of Duke Energy and are reflected as Notes payable and commercial paper on Duke Energy’s Condensed Consolidated Balance Sheets.

At September 30, 2012 and December 31, 2011, Duke Energy Carolinas had $400 million principal amount of 5.625% senior unsecured notes due November 2012 classified as Current maturities of long-term debt on its Condensed Consolidated Balance Sheets. Duke Energy Carolinas will satisfy this obligation with proceeds from the September 2012 $650 million first mortgage bond issuance.

At September 30, 2012 Progress Energy Florida had $425 million principal amount of 4.80% first mortgage bonds due March 2013 classified as Current maturities of long-term debt on Duke Energy’s Condensed Consolidated Balance Sheets. Progress Energy Florida currently anticipates satisfying this obligation with proceeds from additional borrowings.

At September 30, 2012 Duke Energy had $250 million principal amount of 5.65% senior unsecured notes due June 2013 classified as Current maturities of long-term debt on Duke Energy’s Condensed Consolidated Balance Sheets. At December 31, 2011, these notes were classified as Long-term Debt on Duke Energy’s Condensed Consolidated Balance Sheets. Duke Energy currently anticipates satisfying this obligation with proceeds from additional borrowings.

At September 30, 2012 Duke Energy Ohio had $250 million principal amount of 2.10% first mortgage bonds due June 2013 classified as Current maturities of long-term debt on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. At December 31, 2011, these notes were classified as Long-term Debt on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. Duke Energy Ohio currently anticipates satisfying this obligation with proceeds from additional borrowings.

At September 30, 2012 Duke Energy Indiana had $400 million principal amount of 5.00% senior unsecured notes due September 2013 classified as Current maturities of long-term debt on Duke Energy Indiana’s Condensed Consolidated Balance Sheets. At December 31, 2011, these notes were classified as Long-term Debt on Duke Energy Indiana’s Condensed Consolidated Balance Sheets. Duke Energy Indiana currently anticipates satisfying this obligation with proceeds from additional borrowings.

At September 30, 2012 Progress Energy Carolinas had $400 million principal amount of 5.125% first mortgage bonds due September 2013 classified as Current maturities of long-term debt on Duke Energy’s Condensed Consolidated Balance Sheets. Progress Energy Carolinas currently anticipates satisfying this obligation with proceeds from additional borrowings.

Accounts Receivable Securitization. Duke Energy Carolinas securitizes certain accounts receivable through Duke Energy Receivables Finance Company, LLC (DERF), a bankruptcy remote, special purpose subsidiary. DERF is a wholly owned limited liability company with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization,

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit. In August 2012, DERF extended the expiration date for an additional year to August 2014.

Non-Recourse Notes Payable of VIEs. To fund the purchase of receivables, CRC borrows from third parties and such borrowings fluctuate based on the amount of receivables sold to CRC. The borrowings are secured by the assets of CRC and are non-recourse to Duke Energy. The debt is short-term because the facility had an expiration date in October 2012. On November 2, 2012, the facility was extended one year with a new expiration date of November 1, 2013. At September 30, 2012 and December 31, 2011, CRC borrowings were $275 million and $273 million, respectively, and are reflected as Non-recourse notes payable of VIEs on Duke Energy’s Condensed Consolidated Balance Sheets.

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

	September 30, 2012				December 31, 2011
(in millions)	Notes receivable from affiliated companies	Notes payable to affiliated companies		Long-term debt payable to affiliated companies	Notes receivable from affiliated companies	Notes payable to affiliated companies		Long-term debt payable to affiliated companies
Duke Energy Carolinas	$811	$	―	$300	$923	$	―	$300
Duke Energy Ohio	84		2	―	311		―	―
Duke Energy Indiana	―		55	150	―		300	150

Increases or decreases in money pool receivables are reflected within investing activities on the respective Subsidiary Registrants’ Condensed Consolidated Statements of Cash Flows, while increases or decreases in money pool borrowings are reflected within financing activities on the respective Subsidiary Registrants Condensed Consolidated Statements of Cash Flows.

Available Credit Facilities. In November 2011, Duke Energy entered into a $6 billion, five-year master credit facility, expiring in November 2016, with $4 billion available at closing and the remaining $2 billion became effective July 2, 2012, following the closing of the merger with Progress Energy. In October 2012, the Duke Energy Registrants reached an agreement with banks representing $5.63 billion of commitments under the master credit facility to extend the expiration date by one year to November 2017. Through November 2016, the available credit under this facility remains $6 billion. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of September 30, 2012. The amount available under the master credit facility has been reduced, as indicated in the table below, by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. As indicated, borrowing sub limits for the Subsidiary Registrants are also reduced for certain amounts outstanding under the money pool arrangement.

This summary only includes Duke Energy’s master credit facility and, accordingly excludes certain demand facilities and committed facilities that are immaterial in size or which generally support very specific requirements, which primarily include facilities that backstop various puttable outstanding tax-exempt bonds. These facilities that backstop various outstanding tax-exempt bonds generally have non-cancelable terms in excess of one year from the balance sheet date, such that the Duke Energy Registrants have the ability to refinance such borrowings on a long-term basis. Accordingly, such borrowings are reflected as Long-term Debt on the Condensed Consolidated Balance Sheets of the respective Duke Energy Registrant.

	September 30, 2012
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility Size	$1,750	$1,250	$750	$750	$750	$750	$6,000
Notes Payable and Commercial Paper	(57)	(300)	(134)	(121)	―	(150)	(762)
Outstanding Letters of Credit	(51)	(7)	(2)	(1)	―	―	(61)
Tax-Exempt Bonds	―	(95)	―	―	(84)	(81)	(260)
Available Capacity	$1,642	$848	$614	$628	$666	$519	$4,917

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2012, each of the Duke Energy Registrants were in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

7. Goodwill, Intangible Assets and Impairments

Goodwill
The following tables show goodwill by segment for Duke Energy and Duke Energy Ohio:

Duke Energy
(in millions)	USFE&G	Commercial Power	International Energy	Total
Balance at December 31, 2011:
Goodwill	$3,483	$940	$297	$4,720
Accumulated Impairment Charges	―	(871)	―	(871)
Balance at December 31, 2011, as adjusted for accumulated impairment charges	3,483	69	297	3,849
Balance at September 30, 2012:
Goodwill	3,483	940	297	4,720
Acquisitions (a)	12,342	―	―	12,342
Accumulated Impairment Charges	―	(871)	―	(871)
Foreign Exchange and Other Changes	―	(7)	(4)	(11)
Balance at September 30, 2012, as adjusted for accumulated impairment charges	$15,825	$62	$293	$16,180

(a)	Represents goodwill resulting from the merger with Progress Energy. See Note 2 for additional information.

Duke Energy Ohio
(in millions)	Franchised Electric & Gas	Commercial Power		Total
Balance at December 31, 2011:
Goodwill	$1,137		$1,188	$2,325
Accumulated Impairment Charges	(216)		(1,188)	(1,404)
Balance at December 31, 2011, as adjusted for accumulated impairment charges	921		―	921
Balance at September 30, 2012:
Goodwill	1,137		1,188	2,325
Accumulated Impairment Charges	(216)		(1,188)	(1,404)
Balance at September 30, 2012, as adjusted for accumulated impairment charges	$921	$	―	$921

Duke Energy and Duke Energy Ohio are required to perform an annual goodwill impairment test as of the same date each year and, accordingly, perform their annual impairment testing of goodwill as of August 31. Duke Energy and Duke Energy Ohio update their test between annual tests if events or circumstances occur that would more likely than not reduce the fair value of a reporting unit below its carrying value. As the fair value of Duke Energy and Duke Energy Ohio’s reporting units exceeded their respective carrying values at the date of the annual impairment analysis, Duke Energy and Duke Energy Ohio did not record any impairment charges in the third quarter of 2012

Intangible Assets. On August 8, 2011, the EPA’s final rule to replace CAIR was published in the Federal Register. As further discussed in Note 5, the CSAPR established state-level annual SO2 and NOx caps that were required to take effect on January 1, 2012, and state-level ozone-season NOx caps that were to take effect on May 1, 2012. The CSAPR did not utilize CAA emission allowances as the original CAIR provided. Under the CSAPR, the EPA was expected to issue new emission allowances to be used exclusively for purposes of complying with the CSAPR cap-and-trade program. After this ruling was published in 2011, Duke Energy evaluated the effect of the CSAPR on the carrying value of emission allowances recorded at its USFE&G and Commercial Power segments. Based on the provisions of the CSAPR, Duke Energy Ohio had more SO2 allowances than were needed to comply with the continuing CAA acid rain cap-and-trade program (excess emission allowances). Duke Energy Ohio incurred a pre-tax impairment of $79 million in the third quarter of 2011 to write down the carrying value of excess emission allowances held by Commercial Power to fair value. The charge is recorded in Impairment charges on Duke Energy and Duke Energy Ohio’s Condensed Consolidated Statement of Operations. This amount was based on the fair value of excess allowances held by Commercial Power for compliance under the continuing CAA acid rain cap-and-trade program as of September 30, 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Other Impairments. As a result of project cost overages related to the Edwardsport IGCC plant, Duke Energy Indiana recorded pre-tax charges to earnings of $600 million and $222 million for the nine months ended September 30, 2012 and 2011, respectively. See Note 4 for a further discussion of the Edwardsport IGCC project.

In the third quarter of 2012, Duke Energy and Duke Energy Carolinas recorded pre-tax impairment charges of $86 million and $31 million, respectively, in conjunction with the merger with Progress Energy. See Note 2 for additional information.

8. Risk Management, Derivative Instruments and Hedging Activities

The Duke Energy Registrants utilize various derivative instruments to manage risks primarily associated with commodity prices, foreign exchange and interest rates. The primary use of energy commodity derivatives is to hedge the generation portfolio against exposure to changes in the prices of power and fuel. Interest rate derivatives are entered into to manage interest rate and foreign exchange risk associated with variable-rate and fixed-rate borrowings.

Certain derivative instruments qualify for hedge accounting and are designated as either cash flow hedges or fair value hedges, while others either do not qualify as accounting hedges (such as economic hedges) or have not been designated as hedges (hereinafter referred to as undesignated contracts). All derivative instruments not meeting the criteria for the NPNS exception are recognized as either assets or liabilities at fair value in the Condensed Consolidated Balance Sheets. As the regulated operations of the Duke Energy Registrants meet the criteria for regulatory accounting treatment, the majority of the derivative contracts entered into by the regulated operations are not designated as hedges since gains and losses on such contracts are deferred as regulatory liabilities and assets, respectively. Thus there is no immediate earnings impact associated with changes in fair values of such derivative contracts. Cash flows relative to derivative instruments are considered operating activities based on the nature of the underlying transactions.

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

Information presented in the tables below relates to Duke Energy and Duke Energy Ohio. As regulatory accounting treatment is applied to substantially all of Duke Energy Carolinas and Duke Energy Indiana derivative instruments, and the carrying value of the respective derivative instruments comprise a small portion of Duke Energy’s overall balance, separate disclosures for each of these registrants is not presented.

Commodity Price Risk

The Duke Energy Registrants are exposed to the impact of market changes in the future prices of electricity (energy, capacity and financial transmission rights), coal, oil, natural gas and emission allowances (SO2, seasonal NOX and annual NOX) as a result of their energy operations such as electricity generation and the transportation and sale of natural gas. With respect to commodity price risks associated with electricity generation, the Duke Energy Registrants are exposed to changes including, but not limited to, the cost of the coal and natural gas used to generate electricity, the prices of electricity in wholesale markets, the cost of capacity and electricity purchased for resale in wholesale markets and the cost of emission allowances primarily at the Duke Energy Registrants’ coal fired power plants. Risks associated with commodity price changes on future operations are closely monitored and, where appropriate, various commodity contracts are used to mitigate the effect of such fluctuations on operations. Exposure to commodity price risk is influenced by a number of factors, including, but not limited to, the term of the contract, the liquidity of the market and delivery location.

Commodity Fair Value Hedges. At September 30, 2012, there were no open commodity derivative instruments that were designated as fair value hedges.

Commodity Cash Flow Hedges. At September 30, 2012, there were no open commodity derivative instruments that were designated as cash flow hedges.

Undesignated Contracts.  The Duke Energy Registrants use derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts may include contracts not designated as a hedge, contracts that do not qualify for hedge accounting, derivatives that do not or no longer qualify for the NPNS scope exception, and de-designated hedge contracts. These undesignated contracts expire as late as 2016.

Undesignated contracts also include contracts associated with operations that Duke Energy continues to wind down or has included as discontinued operations. As these undesignated contracts expire as late as 2021, Duke Energy has entered into economic hedges that leave it minimally exposed to changes in prices over the duration of these contracts.

Duke Energy Carolinas uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Duke Energy Carolinas has also entered into a firm power sale agreement, which is accounted for as a derivative instrument, as part of the Interim FERC Mitigation in connection with Duke Energy’s merger with Progress Energy.  See Note 2. Undesignated contracts at September 30, 2012 are primarily associated with forward sales and purchases of power.

Duke Energy Ohio uses derivative contracts as economic hedges to manage the market risk exposures that arise from providing electricity generation and capacity to large energy customers, energy aggregators, retail customers and other wholesale companies. Undesignated contracts at September 30, 2012 are primarily associated with forward sales and purchases of power, coal, natural gas and emission allowances, for the Commercial Power segment.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Duke Energy Indiana uses derivative contracts as economic hedges to manage the market risk exposures that arise from electricity generation. Undesignated contracts at September 30, 2012 are primarily associated with forward purchases and sales of power, coal, natural gas, financial transmission rights and emission allowances.

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

The following table shows the notional amounts for derivatives related to interest rate risk:

Notional Amounts of Derivative Instruments Related to Interest Rate

	Duke Energy	Duke Energy Carolinas		Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2012
Cash Flow Hedges(a)	$869	$	―	$	―	$	―
Undesignated Contracts	342		―		27		200
Fair Value Hedges	275		25		250		―
Total Notional Amount	$1,486		$25		$277		$200

(in millions)	December 31, 2011
Cash Flow Hedges(a)	$841	$	―	$	―	$	―
Undesignated Contracts	247		―		27		200
Fair Value Hedges	275		25		250		―
Total Notional Amount	$1,363		$25		$277		$200

(a)	Includes amounts related to non-recourse variable rate long-term debt of VIEs of $442 million at September 30, 2012 and $466 million at December 31, 2011.

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

Underlying Notional Amounts for Commodity Derivative Instruments Accounted for At Fair Value

	Duke Energy	Duke Energy Ohio
	September 30, 2012
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)(c)	27,820	29,770
Electricity-capacity (Gigawatt-months)	5	―
Oil (millions of gallons)	6	―
Natural gas (millions of decatherms)(b)	436	131

	December 31, 2011
Commodity contracts
Electricity-energy (Gigawatt-hours)(a)	14,118	14,655
Emission allowances NOX (thousands of tons)	9	9
Natural gas (millions of decatherms)	40	2

(a)	Amounts at Duke Energy Ohio include intercompany positions that are eliminated at Duke Energy.
(b)	Amounts at Duke Energy include 297 million decatherms of natural gas relate to Progress Energy.
(c)	Amounts at Duke Energy include amounts related to Duke Energy Carolinas and Progress Energy Carolinas Interim FERC mitigation contracts entered into as part of the Progress Energy merger.

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

Location and Fair Value Amounts of Derivatives Reflected in the Condensed Consolidated Balance Sheets

	Duke Energy			Duke Energy Ohio
	September 30, 2012
(in millions)	Asset		Liability	Asset		Liability
Derivatives Designated as Hedging Instruments
Commodity contracts
Current Liabilities: Other	$	―	$1	$	―	$	―
Interest rate contracts
Current Assets: Other		5	―		4		―
Current Liabilities: Other		―	11		―		―
Deferred Credits and Other Liabilities: Other		―	107		―		―
Total Derivatives Designated as Hedging Instruments		$5	$119		$4	$	―
Derivatives Not Designated as Hedging Instruments
Commodity contracts
Current Assets: Other(a)		$55	$5		$33		$12
Investments and Other Assets: Other		35	1		16		1
Current Liabilities: Other		94	377		85		110
Deferred Credits and Other Liabilities: Other		55	325		39		51
Interest rate contracts
Current Liabilities: Other(b)		―	96		―		1
Deferred Credits and Other Liabilities: Other		―	8		―		8
Total Derivatives Not Designated as Hedging Instruments		$239	$812		$173		$183
Total Derivatives		$244	$931		$177		$183

(a)			Amount at Duke Energy includes $17 million related to commodity contracts at Duke Energy Indiana which receive regulatory accounting treatment.
(b)			Amount at Duke Energy includes $71 million related to interest rate swaps at Duke Energy Indiana which receive regulatory accounting treatment.

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

Cash Flow Hedges—Location and Amount of Pre-Tax Gains (Losses) Recognized in Comprehensive Income

	Three Months Ended
	September 30,
(in millions)	2012	2011
Pre-tax Gains (Losses) Recorded in AOCI
Interest rate contracts	$(4)	$(73)
Commodity contracts	1	―
Total Pre-tax Gains (Losses) Recorded in AOCI	$(3)	$(73)
Location of Pre-tax Gains (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	$2	$(1)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$2	$(1)

(a)	Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

	Nine Months Ended
	September 30,
(in millions)	2012		2011
Pre-tax Gains (Losses) Recorded in AOCI
Interest rate contracts		$(30)	$(80)
Commodity Contracts		1	―
Total Pre-tax Gains (Losses) Recorded in AOCI		$(29)	$(80)
Location of Pre-tax Gains and (Losses) Reclassified from AOCI into Earnings(a)
Interest rate contracts
Interest expense	$	―	$(4)
Total Pre-tax Gains (Losses) Reclassified from AOCI into Earnings	$	―	$(4)

(a)			Represents the gains and losses on cash flow hedges previously recorded in AOCI during the term of the hedging relationship and reclassified into earnings during the current period.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

There were no gains or losses on cash flow hedges recorded or reclassified at Duke Energy Ohio for the nine months ended September 30, 2012 and 2011, respectively. There were no hedge ineffectiveness during the nine months ended September 30, 2012 and 2011, and no gains or losses have been excluded from the assessment of hedge effectiveness during the same periods for all Duke Energy Registrants.

Duke Energy.  At September 30, 2012, and December 31, 2011, $136 million and $115 million, respectively of pre-tax deferred net losses on derivative instruments related to interest rate cash flow hedges remains in AOCI and a $2 million pre-tax gain is expected to be recognized in earnings during the next 12 months as the hedged transactions occur.

Duke Energy Ohio.  At September 30, 2012, and December 31, 2011 there were no pre-tax deferred net gains or losses on derivative instruments related to cash flow hedges remaining in AOCI.

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

	Duke Energy			Duke Energy Ohio
	Three Months Ended September 30,
(in millions)	2012	2011		2012		2011
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$(22)	$	―	$	―	$	―
Revenue, non-regulated electric, natural gas and other	(28)		―		(42)		(6)
Other income and expenses	(1)		―		―		―
Fuel used in electric generation and purchased power - Regulated	(135)		―		―		―
Interest rate contracts
Interest expense	(4)		―		―		―
Total Pre-tax (Losses) Gains Recognized in Earnings	$(190)	$	―		$(42)		$(6)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$61		$2	$	―		$2
Regulatory Liability(a)	12		2		―		―
Interest rate contracts
Regulatory Asset(b)	7		(146)		―		(4)
Regulatory Liability(c)	―		(60)		―		―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$80		$(202)	$	―		$(2)

(a)	Amounts relate to commodity contracts at Duke Energy Indiana for the three months ended September 30, 2012.
(b)	Includes $82 million and $60 million related to interest rate swaps at Duke Energy Carolinas and Duke Energy Indiana, respectively for the three months ended September 30, 2011.
(c)	Amounts relate to interest rate swaps at Duke Energy Carolinas for the three months ended September 30, 2011.

	Duke Energy			Duke Energy Ohio
	Nine Months Ended September 30,
(in millions)	2012	2011		2012		2011
Location of Pre-tax Gains and (Losses) Recognized in Earnings
Commodity contracts
Revenue, regulated electric	$(22)	$	―	$	―	$	―
Revenue, non-regulated electric, natural gas and other	8		(25)		33		(28)
Other income and expenses	(1)		―		―		―
Fuel used in electric generation and purchased power - Regulated	(135)		―		―		―
Fuel used in electric generation and purchased power - non-regulated	―		(1)		―		(1)
Interest rate contracts
Interest expense	(4)		―		(1)		(1)
Total Pre-tax (Losses) Gains Recognized in Earnings	$(154)		$(26)		$32		$(30)
Location of Pre-tax Gains and (Losses) Recognized as Regulatory Assets or Liabilities
Commodity contracts
Regulatory Asset	$61		$1		$(2)		$1
Regulatory Liability(a)	34		12		1		―
Interest rate contracts
Regulatory Asset(b)	(3)		(155)		―		(4)
Regulatory Liability(c)	―		(60)		―		―
Total Pre-tax Gains (Losses) Recognized as Regulatory Assets or Liabilities	$92		$(202)		$(1)		$(3)

(a)	Amounts relate to commodity contracts at Duke Energy Indiana for the nine months ended September 30, 2012
(b)	Includes $91 million and $60 million related to interest rate swaps at Duke Energy Carolinas and Duke Energy Indiana, respectively for the nine months ended September 30, 2011.
(c)	Amounts relate to interest rate swaps at Duke Energy Carolinas for the nine months ended September 30, 2011.

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

Information Regarding Derivative Instruments that Contain Credit-risk Related Contingent Features

	Duke Energy	Duke Energy Ohio
(in millions)	September 30, 2012
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$524	$195
Collateral Already Posted	$158	$84
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$259	$7

(in millions)	December 31, 2011
Aggregate Fair Value Amounts of Derivative Instruments in a Net Liability Position	$96	$94
Collateral Already Posted	$36	$35
Additional Cash Collateral or Letters of Credit in the Event Credit-risk-related Contingent Features were Triggered at the End of the Reporting Period	$5	$5

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

Information Regarding Cash Collateral under Master Netting Arrangements

	Duke Energy			Duke Energy Ohio
	September 30, 2012
(in millions)	Receivables	Payable		Receivables	Payable
Amounts offset against net derivative positions	$93	$	―	$20	$	―
Amounts not offset against net derivative positions	$72	$	―	$70	$	―

	December 31, 2011
(in millions)	Receivables	Payable		Receivables	Payable
Amounts offset against net derivative positions	$10	$	―	$9	$	―
Amounts not offset against net derivative positions	$30	$	―	$28	$	―

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

Transfers into (out of) Levels 1, 2 or 3 represent existing assets or liabilities previously categorized as a higher level for which the inputs to the estimate became less observable or assets and liabilities that were previously classified as Level 2 or 3 for which the lowest significant input became more observable during the period. The Duke Energy Registrant’s Policy for the recognition of transfers between levels of the fair value hierarchy is to recognize the transfer at the end of the period. There were no transfers into (out of) Levels 1, 2 and 3 during the period.

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

Investments in available-for-sale auction rate securities. Duke Energy holds auction rate securities for which an active market does not currently exist. During the nine months ended September 30, 2012, $39 million of these investments in auction rate securities were redeemed at full par value plus accrued interest. Auction rate securities held are student loan securities for which approximately 90% is ultimately backed by the U.S. government. Approximately 18% of these securities are AAA rated. As of September 30, 2012 and December 31, 2011 all of these auction rate securities are classified as long-term investments and are valued as Level 3 measurements. The methods and significant assumptions used to determine the fair values of the investment in auction rate debt securities represent estimations of fair value using internal discounted cash flow models which incorporate primarily management’s own assumptions as to the term over which such investments will be recovered at par (ranging from 7 to 17 years), the current level of interest rates (less than 0.5%), and the appropriate risk-adjusted discount rates (up to 5.0% reflecting a tenor of up to 17 years). In preparing the valuations, all significant value drivers were considered, including the underlying collateral (primarily evaluated on the basis of credit ratings, parity ratios and the percentage of loans backed by the U.S. government). Auction rate securities which are classified as Short-term investments are valued using Level 2 measurements, as they are valued at par based on a commitment by the issuer to redeem at par value. There were no auction rate securities classified as Short-term investments as of September 30, 2012 or December 31, 2011.

There were no other-than-temporary impairments associated with investments in auction rate debt securities during the three months ended and nine months ended September 30, 2012 or 2011.

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

Duke Energy

The following tables provide the fair value measurement amounts for financial assets and liabilities recorded at fair value on Duke Energy's Condensed

Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8. See Note 10 for additional information related to investments by major security type.

	Total Fair Value Amounts at
(in millions)	September 30, 2012	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$41	$	―	$	―	$41
Nuclear decommissioning trust fund equity securities	2,779		2,707		53	19
Nuclear decommissioning trust fund debt securities	1,376		234		1,095	47
Other long-term trading and available-for-sale equity securities(b)	77		68		9	―
Other trading and available-for-sale debt securities(c)	650		66		584	―
Derivative assets(b)	89		―		10	79
Total Assets	5,012		3,075		1,751	186
Derivative liabilities(d)	(776)		(24)		(598)	(154)
Net Assets	$4,236		$3,051		$1,153	$32

	Total Fair Value Amounts at
(in millions)	December 31, 2011	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$71	$	―	$	―	$71
Nuclear decommissioning trust fund equity securities	1,337		1,285		46	6
Nuclear decommissioning trust fund debt securities	723		109		567	47
Other long-term trading and available-for-sale equity securities(b)	68		61		7	―
Other trading and available-for-sale debt securities(c)	382		22		360	―
Derivative assets(b)	74		43		6	25
Total Assets	2,655		1,520		986	149
Derivative liabilities(d)	(264)		(36)		(164)	(64)
Net Assets	$2,391		$1,484		$822	$85

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheet.
(c)	Included in Other within Investments and Other Assets and Short-term Investments on the Condensed Consolidated Balance Sheets.
(d)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)	Total
Three Months Ended September 30, 2012
Balance at June 30, 2012	$41	$64	$(19)	$86
Amounts acquired in Progress Energy Merger	―	―	(30)	(30)
Total pre-tax realized or unrealized losses included in earnings:
Regulated electric	―	―	12	12
Revenue, non-regulated electric, natural gas, and other	―	―	(6)	(6)
Purchases, sales, issuances and settlements:
Purchases	―	1	―	1
Issuances	―	―	(24)	(24)
Settlements	―	―	(10)	(10)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	1	2	3
Balance at September 30, 2012	$41	$66	$(75)	$32
Three Months Ended September 30, 2011
Balance at June 30, 2011	$90	$53	$(22)	$121
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	―	―	8	8
Total pre-tax losses included in other comprehensive income:
Gains on available for sale securities and other	8	―	―	8
Purchases, sales, issuances and settlements:
Purchases	―	―	8	8
Settlements	(1)	―	(2)	(3)
Total gains (losses) included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	1	(16)	(15)
Transfers out of Level 3	(25)	―	―	(25)
Balance at September 30, 2011	$72	$54	$(24)	$102

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

(in millions)	Available-for-Sale Auction Rate Securities		Available-for-Sale NDTF Investments		Derivatives (net)	Total
Nine Months Ended September 30, 2012
Balance at December 31, 2011		$71		$53	$(39)	$85
Amounts acquired in Progress Energy Merger		―		―	(30)	(30)
Total pre-tax realized or unrealized losses included in earnings:
Regulated electric		―		―	37	37
Revenue, non-regulated electric, natural gas, and other		―		―	(9)	(9)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other		9		―	―	9
Purchases, sales, issuances and settlements:
Purchases		―		10	22	32
Issuances		―		―	(24)	(24)
Settlements		(39)		―	(34)	(73)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		3	2	5
Balance at September 30, 2012		$41		$66	$(75)	$32
Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at September 30, 2012
	Revenue, non-regulated electric, natural gas, and other	―		―	5	5
Total	$	―	$	―	$5	$5
Nine Months Ended September 30, 2011
Balance at December 31, 2010		$118		$47	$(19)	$146
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric		―		―	8	8
Revenue, non-regulated electric, natural gas, and other		―		―	(19)	(19)
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other		13		―	―	13
Purchases, sales, issuances and settlements:
Purchases		―		7	8	15
Sales		―		(3)	―	(3)
Settlements		(25)		―	(5)	(30)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability		―		3	3	6
Transfers out of Level 3		(34)		―	―	(34)
Balance at September 30, 2011		$72		$54	$(24)	$102
Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at September 30, 2011
	Revenue, non-regulated electric, natural gas, and other	―		―	(12)	(12)
Total	$	―	$	―	$(12)	$(12)

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

	Total Fair Value Amounts at
(in millions)	September 30, 2012	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$6	$	―	$	―	$6
Nuclear decommissioning trust fund equity securities	1,553		1,487		47	19
Nuclear decommissioning trust fund debt securities	758		102		609	47
Total Assets	$2,317		$1,589		$656	$72
Derivative liabilities(c)	(12)		―		―	(12)
Net Assets	$2,305		$1,589		$656	$60

	Total Fair Value Amounts at
(in millions)	December 31, 2011	Level 1		Level 2		Level 3
Investments in available-for-sale auction rate securities(a)	$12	$	―	$	―	$12
Nuclear decommissioning trust fund equity securities	1,337		1,285		46	6
Nuclear decommissioning trust fund debt securities	723		109		567	47
Derivative assets(b)	1		―		1	―
Total Assets	$2,073		$1,394		$614	$65

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

(in millions)	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)		Total
Three Months Ended September 30, 2012
Balance at June 30, 2012	$6	$64	$	―	$70
Purchases, sales, issuances and settlements:
Purchases	―	1		―	1
Issuances	―	―		(14)	(14)
Settlements	―	―		2	2
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	1		―	1
Balance at September 30, 2012	6	$66		$(12)	$60
Three Months Ended September 30, 2011
Balance at June 30, 2011	$12	$53	$	―	$65
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	1		―	1
Balance at September 30, 2011	$12	$54	$	―	$66

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Available-for-Sale Auction Rate Securities	Available-for-Sale NDTF Investments	Derivatives (net)		Total
Nine Months Ended September 30, 2012
Balance at December 31, 2011	$12	$53	$	―	$65
Total pre-tax gains included in other comprehensive income:
Gains on available for sale securities and other	2	―		―	2
Purchases, sales, issuances and settlements:
Purchases	―	10		―	10
Issuances	―	―		(14)	(14)
Settlements	(8)	―		2	(6)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	3		―	3
Balance at September 30, 2012	$6	$66		$(12)	$60
Nine Months Ended September 30, 2011
Balance at December 31, 2010	$12	$47	$	―	$59
Purchases, sales, issuances and settlements:
Purchases	―	7		―	7
Sales	―	(3)		―	(3)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	―	3		―	3
Balance at September 30, 2011	$12	$54	$	―	$66

Duke Energy Ohio

The following tables provide the fair value measurement amounts for assets and liabilities recorded on Duke Energy Ohio’s
Condensed Consolidated Balance Sheets. Derivative amounts in the table below exclude cash collateral amounts which are disclosed in Note 8.

	Total Fair Value Amounts at
(in millions)	September 30, 2012	Level 1	Level 2	Level 3
Derivative assets(a)	$40	$27	$4	$9
Derivative liabilities(b)	(46)	(20)	(9)	(17)
Net Assets (Liabilities)	$(6)	$7	$(5)	$(8)

	Total Fair Value Amounts at
(in millions)	December 31, 2011	Level 1	Level 2	Level 3
Derivative assets(a)	$56	$42	$5	$9
Derivative liabilities(b)	(30)	(10)	(8)	(12)
Net Assets (Liabilities)	$26	$32	$(3)	$(3)

(a)	Included in Other within Current Assets and Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

(in millions)	Derivatives (net)
Three Months Ended September 30, 2012
Balance at June 30, 2012	$(2)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	1
Revenue, non-regulated electric, natural gas, and other	(6)
Purchases, sales, issuances and settlements:
Settlements	(1)
Balance at September 30, 2012	$(8)
Three Months Ended September 30, 2011
Balance at June 30, 2011	$7
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	(1)
Purchases, sales, issuances and settlements:
Settlements	(1)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	2
Balance at September 30, 2011	$7

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

(in millions)	Derivatives (net)
Nine Months Ended September 30, 2012
Balance at December 31, 2011	$(3)
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated Electric	1
Revenue, non-regulated electric, natural gas, and other	(5)
Purchases, sales, issuances and settlements:
Settlements	1
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(2)
Balance at September 30, 2012	$(8)
Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at September 30, 2012:
Revenue, non-regulated electric and other	$1
Total	$1
Nine Months Ended September 30, 2011
Balance at December 31, 2010	$13
Total pre-tax realized or unrealized gains (losses) included in earnings:
Revenue, non-regulated electric, natural gas, and other	(7)
Purchases, sales, issuances and settlements:
Settlements	(2)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	3
Balance at September 30, 2011	$7
Pre-tax amounts included in the Condensed Consolidated Statements of Comprehensive Income related to Level 3 measurements outstanding at September 30, 2011:
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

	Total Fair Value Amounts at
(in millions)	September 30, 2012	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$49	$49	$	―	$	―
Available-for-sale debt securities(a)	28	―		28		―
Derivative assets(b)	17	―		―		17
Total Assets	94	49		28		$17
Derivative liabilities(c)	(71)	―		(71)		―
Net Assets (Liabilities)	$23	$49		$(43)		$17

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Total Fair Value Amounts at
(in millions)	December 31, 2011	Level 1	Level 2		Level 3
Available-for-sale equity securities(a)	$46	$46	$	―	$	―
Available-for-sale debt securities(a)	28	―		28		―
Derivative assets(b)	4	―		―		4
Total Assets	78	46		28		$4
Derivative liabilities(c)	(69)	(1)		(68)		―
Net Assets (Liabilities)	$9	$45		$(40)		$4

(a)	Included in Other within Investments and Other Assets on the Condensed Consolidated Balance Sheets.
(b)	Included in Other within Current Assets on the Condensed Consolidated Balance Sheets.
(c)	Included in Other within Current Liabilities and Other within Deferred Credits and Other Liabilities on the Condensed Consolidated Balance Sheets.

The following tables provide a reconciliation of beginning and ending balances of assets and liabilities measured at fair value on a recurring basis where the determination of fair value includes significant unobservable inputs (Level 3):

Derivatives
(in millions)	(net)
Three Months Ended September 30, 2012
Balance at June 30, 2012	$22
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	11
Purchases, sales, issuances and settlements:
Settlements	(16)
Balance at September 30, 2012	$17
Three Months Ended September 30, 2011
Balance at June 30, 2011	$10
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	8
Purchases, sales, issuances and settlements:
Purchases	8
Settlements	(2)
Total losses included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	(18)
Balance at September 30, 2011	$6

Derivatives
(in millions)	(net)
Nine Months Ended September 30, 2012
Balance at December 31, 2011	$4
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	35
Purchases, sales, issuances and settlements:
Sales	22
Settlements	(45)
Total gains included on the Condensed Consolidated Balance Sheet as regulatory asset or liability	1
Balance at September 30, 2012	$17
Nine Months Ended September 30, 2011
Balance at December 31, 2010	$4
Total pre-tax realized or unrealized gains (losses) included in earnings:
Regulated electric	8
Purchases, sales, issuances and settlements:
Purchases	8
Settlements	(14)
Balance at September 30, 2011	$6

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

	As of September 30, 2012		As of December 31, 2011
(in millions)	Book Value	Fair Value	Book Value	Fair Value
Duke Energy (a)	$38,597	$43,908	$20,573	$23,053
Duke Energy Carolinas(b)	$9,166	$10,744	$9,274	$10,629
Duke Energy Ohio	$2,046	$2,236	$2,555	$2,688
Duke Energy Indiana	$3,704	$4,427	$3,459	$4,048

(a)	Includes book value of Non-recourse long-term debt of variable interest entities of $911 million and $949 million September 30, 2012 and December 31, 2011, respectively.
(b)	Includes book value of Non-recourse long-term debt of variable interest entities of $300 million at both September 30, 2012 and December 31, 2011, respectively.

At both September 30, 2012 and December 31, 2011, the fair value of cash and cash equivalents, accounts and notes receivable, accounts payable, notes payable and commercial paper and non-recourse notes payable of variable interest entities are not materially different from their carrying amounts because of the short-term nature of these instruments and/or because the stated rates approximate market rates.

 10. Investments in Debt and Equity Securities

The Duke Energy Registrants classify their investments in debt and equity securities into two categories – trading and available-for-sale.

Trading Securities. Investments in debt and equity securities held in grantor trusts associated with certain deferred compensation plans and certain other investments are classified as trading securities and are reported at fair value in the Condensed Consolidated Balance Sheets with net realized and unrealized gains and losses included in earnings each period. At both September 30, 2012 and December 31, 2011, the fair value of these investments was $32 million.

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

Duke Energy’s available-for-sale securities are primarily comprised of investments held in the Nuclear Decommissioning Trust Fund (NDTF) at Duke Energy Carolinas and Progress Energy, investments in grantor trusts at both Duke Energy Indiana and Progress Energy related to other post-retirement benefit plans as required by the IURC and FPSC, respectively. Duke Energy captive insurance investment portfolio, Duke Energy’s foreign operations investment portfolio and investments of Duke Energy and Duke Energy Carolinas in auction rate debt securities.

The investments within the Duke Energy Carolinas and Progress Energy NDTF and the Duke Energy Indiana and Progress Energy grantor trusts are managed by independent investment managers with discretion to buy, sell and invest pursuant to the objectives set forth by the trust agreements. Therefore, Duke Energy Carolinas, Progress Energy and Duke Energy Indiana have limited oversight of the day-to-day management of these investments. Since day-to-day investment decisions, including buy and sell decisions, are made by the investment manager, the ability to hold investments in unrealized loss positions is outside the control of Duke Energy Carolinas, Progress Energy and Duke Energy Indiana. Accordingly, all unrealized gains and losses associated with debt and equity securities within the Duke Energy Carolinas NDTF, Progress Energy NDTF  and the Duke Energy Indiana and Progress Energy grantor trusts are considered other-than-temporary and are recognized immediately when the fair value of individual investments is less than the cost basis of the investment. Pursuant to regulatory accounting, substantially all unrealized losses associated with investments in debt and equity securities within the Duke Energy Carolinas NDTF, Progress Energy NDTF and the Duke Energy Indiana and Progress Energy grantor trusts are deferred as a regulatory asset or liability. As a result there is no immediate impact on the earnings of Duke Energy Carolinas, Progress Energy, or Duke Energy Indiana.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

For available-for-sale securities outside of the Duke Energy Carolinas NDTF, Progress Energy NDTF, and the Duke Energy Indiana and Progress Energy grantor trusts, which are discussed separately above, Duke Energy analyzes all investment holdings each reporting period to determine whether a decline in fair value should be considered other-than-temporary. Criteria used to evaluate whether an impairment associated with equity securities is other-than-temporary includes, but is not limited to, the length of time over which the market value has been lower than the cost basis of the investment, the percentage decline compared to the cost of the investment and management’s intent and ability to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in market value. If a decline in fair value is determined to be other-than-temporary, the investment is written down to its fair value through a charge to earnings.

With respect to investments in debt securities, under the accounting guidance for other-than-temporary impairment, if the entity does not have an intent to sell the security and it is not more likely than not that management will be required to sell the debt security before the recovery of its cost basis, the impairment write-down to fair value would be recorded as a component of other comprehensive income, except for when it is determined that a credit loss exists. In determining whether a credit loss exists, management considers, among other things, the length of time and the extent to which the fair value has been less than the amortized cost basis, changes in the financial condition of the issuer of the security, or in the case of an asset backed security, the financial condition of the underlying loan obligors, consideration of underlying collateral and guarantees of amounts by government entities, ability of the issuer of the security to make scheduled interest or principal payments and any changes to the rating of the security by rating agencies. If it is determined that a credit loss exists, the amount of impairment write-down to fair value would be split between the credit loss, which would be recognized in earnings, and the amount attributable to all other factors, which would be recognized in other comprehensive income. Management believes, based on consideration of the criteria above, that no credit loss exists as of September 30, 2012 and December 31, 2011. Management does not have the intent to sell such investments in auction rate debt securities and the investments in debt securities within its captive insurance investment portfolio and foreign operations investment portfolio, and it is not more likely than not that management will be required to sell these securities before the anticipated recovery of their cost basis. Management has concluded that there were no other-than-temporary impairments for debt or equity securities necessary as of September 30, 2012 and December 31, 2011. Accordingly, all changes in the market value of investments other than the Duke Energy Carolinas NDTF, Progress Energy NDTF and the Duke Energy Indiana and Progress Energy grantor trusts were reflected as a component of other comprehensive income in 2012 and 2011.

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

Duke Energy holds corporate debt securities which were purchased using excess cash from its foreign operations. These investments are classified as Short-term Investments on the balance sheet and are available for current operations of Duke Energy’s foreign business. Duke Energy held short-term investments with a fair value of $335 million as of September 30, 2012 and $190 million as of December 31, 2011.

Duke Energy classifies its investments in debt and equity securities held in the Duke Energy Carolinas NDTF, Progress Energy NDTF (see Note 9 for further information), the Duke Energy Indiana and Progress Energy grantor trusts and the captive insurance investment portfolio as long-term. Additionally, Duke Energy has classified $41 million carrying value ($50 million par value) and $71 million carrying value ($89 million par value) of investments in auction rate debt securities as long-term at September 30, 2012 and December 31, 2011, respectively, due to market illiquidity factors as a result of continued failed auctions, and since management does not intend to use these investments in current operations. All of these investments are classified as available-for-sale and, therefore, are reflected on the Condensed Consolidated Balance Sheets at estimated fair value based on either quoted market prices or management’s best estimate of fair value based on expected future cash flow using appropriate risk-adjusted discount rates.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

The estimated fair values of short-term and long-term investments for Duke Energy, Duke Energy Carolinas, Progress Energy and
Duke Energy Indiana are as follows (in millions):

	September 30, 2012				December 31, 2011
(in millions)	Gross Unrealized Holding Gains	Gross Unrealized Holding Losses		Estimated Fair Value	Gross Unrealized Holding Gains		Gross Unrealized Holding Losses		Estimated Fair Value
Duke Energy Carolinas NDTF
Equity Securities	$587		$5	$1,553		$443		$16		$1,337
Corporate Debt Securities	13		1	234		8		2		205
Municipal Bonds	3		―	62		2		―		51
U.S. Government Bonds	13		―	306		16		―		306
Other	7		1	156		4		4		161
Total Duke Energy Carolinas NDTF(a)	$623		$7	$2,311		$473		$22		$2,060
Progress Energy NDTF
Equity Securities	534		21	1,226		―		―		―
Corporate Debt Securities	9		―	85		―		―		―
Municipal Bonds	10		1	134		―		―		―
U.S. Government Bonds	17		―	295		―		―		―
Other	3		1	104		―		―		―
Total Progress Energy NDTF(a)	$573		$23	$1,844	$	―	$	―	$	―
Duke Energy Indiana Grantor Trust
Equity Securities	$9	$	―	$49		$5		$1		$46
Municipal Bonds	1		―	28		1		―		28
Total Duke Energy Indiana Grantor Trust(a)	$10	$	―	$77		$6		$1		$74
Other Investments
Equity Securities	2		1	19		―		1		14
Corporate Debt Securities	3		―	384		1		1		241
Municipal Bonds	3		―	40		―		―		―
U.S. Government Bonds	―		―	46		1		―		21
Other	2		1	128		2		―		68
Auction Rate Securities(b)	―		9	41		―		17		71
Total Other Investments	$10		$11	$658		$4		$19		$415
Total Duke Energy Investments	$1,216		$41	$4,890		$483		$42		$2,549

(a)

Unrealized gains and losses on investments within the Duke Energy Carolinas NDTF, Progress Energy NDTF, and the Duke Energy Indiana and Progress Energy grantor trusts are deferred as regulatory assets and regulatory liabilities, respectively, pursuant to regulatory accounting treatment.

(b)

At September 30, 2012 and December 31, 2011, $6 million and $12 million of these securities were held by Duke Energy Carolinas, respectively. Gross unrealized holding gains on these securities held by Duke Energy Carolinas were insignificant at both September 30, 2012 and December 31, 2011.  Gross unrealized holding losses on these securities held by Duke Energy Carolinas were $1 million at September 30, 2012 and $3 million at December 31, 2011.

The table below summarizes the fair value of debt securities held by Duke Energy, Duke Energy Carolinas, and Duke Energy Indiana
by contractual maturity date.

(in millions)	< 1 Year		1-5 Years	6-10 Years	Thereafter
Duke Energy(a)		$325	$428	$363	$776
Duke Energy Carolinas(a)		$44	$152	$191	$371
Duke Energy Indiana	$	―	$22	$4	$2

(a)			Excludes auction rate securities based on the stated maturity date. See Note 9 for information about fair value measurements related to investments in auction rate debt securities.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

The fair values and gross unrealized losses of available-for-sale debt and equity securities which are in an unrealized loss position for which other-than-temporary impairment losses have not been recorded, summarized by investment type and length of time that the securities have been in a continuous loss position, are presented in the table below for Duke Energy, Duke Energy Carolinas, Progress Energy and Duke Energy Indiana.

	September 30, 2012				December 31, 2011
		Unrealized		Unrealized			Unrealized		Unrealized
		Loss		Loss			Loss		Loss
		Position		Position			Position		Position
(in millions)	Fair Value	>12 months		<12 months	Fair Value		>12 months		<12 months
Duke Energy Carolinas NDTF
Equity Securities	$60	$	―	$5		$111		$4		$12
Corporate Debt Securities	10		―	1		57		1		1
Municipal Bonds	1		―	―		―		―		―
U.S. Government Bonds	27		―	―		8		―		―
Other	16		―	1		113		1		3
Total Duke Energy Carolinas NDTF(a)	$114	$	―	$7		$289		$6		$16
Progress Energy NDTF
Equity Securities	$89		$13	$8	$	―	$	―	$	―
Corporate Debt Securities	3		―	―		―		―		―
Municipal Bonds	14		1	―		―		―		―
U.S. Government Bonds	10		―	―		―		―		―
Other	1		―	1		―		―		―
Total Progress Energy NDTF(a)	$117		$14	$9	$	―	$	―	$	―
Duke Energy Indiana Grantor Trust
Equity Securities	$9	$	―	$ ―		$8	$	―		$1
Municipal Bonds	6		―	―		3		―		―
Total Duke Energy Indiana Grantor Trust(a)	$15	$	―	$ ―		$11	$	―		$1
Other Investments
Equity Securities	$6		$1	$ ―		$4		$1	$	―
Corporate Debt Securities	1		―	―		201		1		―
Municipal Bonds	4		―	―		―		―		―
U.S. Government Bonds	6		―	―		―		―		―
Other	18		14	16		8		―		―
Auction Rate Securities(b)	41		9	―		71		17		―
Total Other Investments	$76		$24	$16		$284		$19	$	―
Total Duke Energy Investments	$322		$38	$32		$584		$25		$17

(a)

Unrealized losses on investments within the Duke Energy Carolinas NDTF, Progress Energy NDTF, and the Duke Energy Indiana and Progress Energy grantor trusts are deferred as regulatory assets pursuant to regulatory accounting treatment.

(b)	At September 30, 2012 and December 31, 2011, $6 million and $12 million of these securities, respectively, were held by Duke Energy

Carolinas. The gross unrealized losses on these securities held by Duke Energy Carolinas which were in an unrealized loss position greater than 12 months were $1million at September 30, 2012 and $3 million at December 31, 2011.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Other than the discussion below related to CRC, no financial support was provided to any of the consolidated VIEs during the nine months ended September 30, 2012 and the year ended December 31, 2011, or is expected to be provided in the future, that was not previously contractually required.

	September 30, 2012
	Duke Energy
	Receivables
	Financing
(in millions)	LLC (DERF)(a)	CRC	CinCapV	Renewables	Other	Total
Restricted Receivables of VIEs	$738	$486	$15	$8	$3	$1,250
Other Current Assets	―	―	2	143	11	156
Intangibles, net	―	―	―	12	―	12
Restricted Other Assets of VIEs	―	―	55	3	57	115
Other Assets	―	―	11	―	1	12
Property, Plant and Equipment, Cost	―	―	―	945	16	961
Accumulated Depreciation and Amortization	―	―	―	(89)	(5)	(94)
Other Deferred Debits	―	―	―	23	1	24
Total Assets	738	486	83	1,045	84	2,436
Accounts Payable	―	―	―	1	2	3
Non-Recourse Notes Payable	―	275	―	―	―	275
Taxes Accrued	―	―	―	5	―	5
Current Maturities of Long-Term Debt	―	―	12	31	5	48
Other Current Liabilities	―	―	3	20	(1)	22
Non-Recourse Long-Term Debt	300	―	51	502	58	911
Deferred Income Taxes	―	―	―	158	―	158
Asset Retirement Obligations	―	―	―	14	―	14
Other Liabilities	―	―	10	45	(1)	54
Total Liabilities	300	275	76	776	63	1,490
Noncontrolling Interests	―	―	―	―	2	2
Net Assets of Consolidated VIEs	$438	$211	$7	$269	$19	$944

(a)	DERF is a wholly owned limited liability company of Duke Energy Carolinas.

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

DERF. Duke Energy Carolinas securitizes certain accounts receivable through DERF, a bankruptcy remote, special purpose subsidiary. DERF is a wholly owned limited liability company of Duke Energy Carolinas with a separate legal existence from its parent, and its assets are not intended to be generally available to creditors of Duke Energy Carolinas. As a result of the securitization, on a daily basis Duke Energy Carolinas sells certain accounts receivable, arising from the sale of electricity and/or related services as part of Duke Energy Carolinas’ franchised electric business, to DERF. In order to fund its purchases of accounts receivable, DERF has a $300 million secured credit facility with a commercial paper conduit, which expires in August 2014. Duke Energy Carolinas provides the servicing for the receivables (collecting and applying the cash to the appropriate receivables). Duke Energy Carolinas’ borrowing under the credit facility is limited to the amount of qualified receivables sold, which has been and is expected to be in excess of the amount borrowed, which is maintained at $300 million. The debt is classified as long-term since the facility has an expiration date of greater than one year from the balance sheet date.

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

CRC.  CRC was formed in order to secure low cost financing for Duke Energy Ohio, including Duke Energy Kentucky, and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana sell on a revolving basis at a discount, nearly all of their customer accounts receivable and related collections to CRC. The receivables which are sold are selected in order to avoid any significant concentration of credit risk and exclude delinquent receivables. The receivables sold are securitized by CRC through a facility managed by two unrelated third parties and the receivables are used as collateral for commercial paper issued by the unrelated third parties. These loans provide the cash portion of the proceeds paid by CRC to Duke Energy Ohio and Duke Energy Indiana. The proceeds obtained by Duke Energy Ohio and Duke Energy Indiana from the sales of receivables are cash and a subordinated note from CRC (subordinated retained interest in the sold receivables) for a portion of the purchase price (typically approximates 25% of the total proceeds). The amount borrowed by CRC against these receivables is non-recourse to the general credit of Duke Energy, and the associated cash collections from the accounts receivable sold is the sole source of funds to satisfy the related debt obligation. Borrowing is limited to approximately 75% of the transferred receivables. Losses on collection in excess of the discount are first absorbed by the equity of CRC and next by the subordinated retained interests held by Duke Energy Ohio and Duke Energy Indiana. The discount on the receivables reflects interest expense plus an allowance for bad debts net of a servicing fee charged by Duke Energy Ohio and Duke Energy Indiana. Duke Energy Ohio and Duke Energy Indiana are responsible for the servicing of the receivables (collecting and applying the cash to the appropriate receivables). Depending on the experience with collections, additional equity infusions to CRC may be required to be made by Duke Energy in order to maintain a minimum equity balance of $3 million. There were no equity infusions to CRC during the nine months ended September 30, 2012. During the nine months ended September 30, 2011, Duke Energy infused $6 million of equity to Cinergy receivables to remedy net worth deficiencies. The amount borrowed fluctuates based on the amount of

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

receivables sold. The debt is short term because the facility has an expiration date of less than one year from the balance sheet date. The current expiration date is November 2013. CRC is considered a VIE because the equity capitalization is insufficient to support its operations. The most significant activity of CRC relates to the decisions made with respect to the management of delinquent receivables. These decisions, as well as the requirement to make up deficiencies in net worth, are made by Duke Energy and not by Duke Energy Ohio, Duke Energy Kentucky or Duke Energy Indiana. Thus, Duke Energy consolidates CRC. Duke Energy Ohio and Duke Energy Indiana do not consolidate CRC.

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

Renewables. Duke Energy’s renewable energy facilities include Green Frontier Windpower, LLC, Top of The World Wind Energy LLC, and various solar projects, all subsidiaries of DEGS, an indirect wholly owned subsidiary of Duke Energy.

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

The debt held by these renewable energy facilities is non-recourse to the general credit of Duke Energy. Duke Energy and its subsidiaries have no requirement to provide liquidity or purchase the assets of these renewable energy facilities. Duke Energy does not guarantee performance except for, an immaterial multi-purpose letter of credit and various immaterial debt service reserve and operations and maintenance reserve guarantees. The assets are restricted and they cannot be pledged as collateral or sold to third parties without the prior approval of the debt holders.

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

	September 30, 2012
		Duke Energy
(in millions)	DukeNet		Renewables		FPC Capital I Trust	Other		Total		Duke Energy Ohio	Duke Energy Indiana
Receivables	$	―	$	―	―	$	―	$	―	$85	$118
Investments in equity method unconsolidated affiliates		120		154	9		27		310	―	―
Intangibles		―			―		106		106	106	―
Total Assets		120		154	9		133		416	191	118
Other Current Liabilities		―		―	―		2		2	―	―
Deferred Credits and Other Liabilities		―		―	320		17		337	―	―
Total Liabilities		―		―	320		19		339	―	―
Net Assets (Liabilities)		$120		$154	(311)		$114		$77	$191	$118

	December 31, 2011
	Duke Energy								Duke Energy	Duke Energy
(in millions)	DukeNet		Renewables		Other		Total		Ohio	Indiana
Receivables	$	―	$	―	$	―	$	―	$129	$139
Investments in equity method unconsolidated affiliates		129		81		25		235	―	―
Intangibles		―		―		111		111	111	―
Total Assets		129		81		136		346	240	139
Other Current Liabilities		―		―		3		3	―	―
Deferred Credits and Other Liabilities		―		―		18		18	―	―
Total Liabilities		―		―		21		21	―	―
Net Assets		$129		$81		$115		$325	$240	$139

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

No financial support that was not previously contractually required was provided to any of the unconsolidated VIEs during the nine months ended September 30, 2012 and 2011, or is expected to be provided in the future.

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

DS Cornerstone, LLC, a 50/50 joint venture entity with a third-party joint venture partner, owns two windpower projects and has executed a third party financing against the two windpower projects.  DS Cornerstone was a consolidated VIE of Duke Energy through August 31, 2012, as the members equity was not sufficient to support the operations of the joint venture as demonstrated by the third party financing.  Duke Energy provided a Production Tax Credit (PTC) Remedy Agreement to the joint venture partner whereby Duke Energy guaranteed the two windpower projects would achieve commercial operation in 2012 and an agreed to number of wind turbines would qualify for production tax credits. In the event the agreed to number of wind turbines of the two wind generating facilities failed to qualify, the joint venture partner had the option to put its equity ownership interest back to Duke Energy. The PTC Remedy Agreement resulted in greater loss exposure to Duke Energy and, as a result, Duke Energy consolidated DS Cornerstone, LLC through August 31, 2012, until both projects reached commercial operation and the appropriate number of wind turbines qualified for PTC. As of September 30, 2012, both projects have reached commercial operation, and the agreed to number of wind turbines are now eligible for PTC, therefore Duke Energy no longer consolidated DS Cornerstone, LLC as of September 30, 2012.

FPC Capital Trust I. Progress Energy has variable interests in the FPC Capital I Trust (the Trust) which is a VIE of which Duke Energy is not the primary beneficiary. The Trust, a finance subsidiary, was established in 1999 for the sole purpose of issuing $300 million of 7.10% Cumulative Quarterly Income Preferred Securities due 2039, and using the proceeds thereof to purchase from Florida Progress Funding Corporation (Funding Corp.), a wholly owned subsidiary of Progress Energy, $300 million of 7.10% Junior Subordinated Deferrable Interest Notes due 2039. The Trust has no other operations and its sole assets are the subordinated notes and related guarantees. Funding Corp. was formed for the sole purpose of providing financing to Progress Energy Florida and its subsidiaries. Funding Corp. does not engage in business activities other than such financing and has no independent operations. Progress Energy has guaranteed the payments of all distributions required by the Trust.

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

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Duke Energy Ohio		Duke Energy Indiana
	2012	2011	2012	2011
Anticipated credit loss ratio	0.8%	0.8%	0.4%	0.4%
Discount rate	1.2%	2.6%	1.2%	2.6%
Receivable turnover rate	12.7%	12.7%	10.2%	10.2%

The following table shows the gross and net receivables sold:

	Duke Energy Ohio		Duke Energy Indiana
(in millions)	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
Receivables sold	$241	$302	$282	$279
Less: Retained interests	85	129	118	139
Net receivables sold	$156	$173	$164	$140

The following tables show the retained interests, sales, and cash flows related to receivables sold:

	Duke Energy Ohio				Duke Energy Indiana
	Three Months Ended September 30,				Three Months Ended September 30,
(in millions)	2012		2011		2012		2011
Sales
Receivables sold		$518		$592		$711		$711
Loss recognized on sale		$3		$5		$3		$5
Cash flows
Cash proceeds from receivables sold		$531		$615		$733		$696
Collection fees received	$	―	$	―	$	―	$	―
Return received on retained interests		$1		$3		$2		$3

	Duke Energy Ohio		Duke Energy Indiana
	Nine Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
Sales
Receivables sold	$1,618	$1,832	$2,118	$2,009
Loss recognized on sale	$10	$16	$9	$13
Cash flows
Cash proceeds from receivables sold	$1,651	$1,952	$2,130	$2,051
Collection fees received	$1	$1	$1	$1
Return received on retained interests	$4	$10	$5	$10

Cash flows from the sale of receivables are reflected within Operating Activities on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Cash Flows.

Collection fees received in connection with the servicing of transferred accounts receivable are included in Operation, Maintenance and Other on Duke Energy Ohio’s and Duke Energy Indiana’s Consolidated Statements of Operations. The loss recognized on the sale of receivables is calculated monthly by multiplying the receivables sold during the month by the required discount which is derived monthly utilizing a three year weighted average formula that considers charge-off history, late charge history, and turnover history on the sold receivables, as well as a component for the time value of money. The discount rate, or component for the time value of money, is calculated monthly by summing the prior month-end LIBOR plus a fixed rate of 1.00% as of September 30, 2012, as compared to prior month-end LIBOR plus 2.39% as of September 30, 2011.

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

		Average
(in millions, except per-share amounts)	Income	Shares	EPS
Three Months Ended September 30, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$589	699	$0.84
Three Months Ended September 30, 2011
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$471	444	$1.06

		Average
(In millions, except per-share amounts)	Income	Shares	EPS
Nine Months Ended September 30, 2012
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$1,326	531	$2.50
Nine Months Ended September 30, 2011
Income from continuing operations attributable to Duke Energy common shareholders, as adjusted for participating securities — basic and diluted	$1,415	444	$3.19

As of September 30, 2012 and 2011, 1 million and 4 million, respectively, of stock options and performance and unvested stock awards were not included in the “effect of dilutive securities” in the above table because either the option exercise prices were greater than the average market price of the common shares during those periods, or performance measures related to the awards had not yet been met.

13. Stock-Based Compensation

For employee awards, equity classified stock-based compensation cost is measured at the service inception date or the grant date, based on the estimated achievement of certain performance metrics or the fair value of the award, and is recognized as expense or capitalized as a component of property, plant and equipment over the requisite service period.

In connection with the acquisition of Progress Energy in July 2012, Duke Energy assumed Progress Energy’s 1997 Equity Incentive Plan (EIP), which was continued under the 2002 and 2007 EIPs, as amended and restated from time to time.  Stock-based awards granted under the Progress Energy EIPs and held by Progress Energy employees were generally converted into outstanding Duke Energy stock-based compensation awards with the estimated fair value of the awards allocated to purchase price determined to be $62 million.  Refer to 2 – Acquisitions and Sales of Other Assets for further information regarding the merger transaction.

Duke Energy recorded pre-tax stock-based compensation expense for the three and nine months ended September 30, 2012 and 2011 as follows:

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
(in millions)	2012		2011		2012	2011
Stock Options	$	―	$	―	$2	$2
Restricted Stock Unit Awards		16		6	30	20
Performance Awards		16		6	19	17
Total(a)(b)(c)(d)		$32		$12	$51	$39

(a)					Excludes stock-based compensation cost capitalized of an insignificant amount and $1 million for the three months ended September 30, 2012 and 2011.
(b)					Excludes stock-based compensation cost capitalized of $1 million and $3 million for the nine months ended September 30, 2012 and 2011, respectively.
(c)					The tax benefit associated with the recorded expense was $13 million and $5 million for the three months ended September 30, 2012 and 2011, respectively.
(d)					The tax benefit associated with the recorded expense was $20 million and $16 million for the nine months ended September 30, 2012 and 2011, respectively.

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

	Three Months Ended				Three Months Ended
	September 30, 2012				September 30, 2011
(in millions)	Qualified Pension Plans(a)	Non-Qualified Pension Plans		Other Post-Retirement Benefit Plans(b)	Qualified Pension Plans(a)	Non-Qualified Pension Plans		Other Post-Retirement Benefit Plans(b)
Service cost	$39	$	―	$7	$24	$	―	$1
Interest cost on projected benefit obligation	94		5	19	58		2	8
Expected return on plan assets	(142)		―	(4)	(96)		―	(3)
Amortization of prior service cost (credit)	3		―	(2)	1		―	(2)
Amortization of net transition liability	―		―	3	―		―	2
Amortization of loss	47		1	8	20		1	―
Special termination charge	―		―	9	―		―	―
Other	2		―	―	4		―	―
Net periodic costs	$43		$6	$40	$11		$3	$6

(a)

Excludes regulatory asset amortization of $3 million and $4 million for each of the three months ended September 30, 2012 and 2011, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Excludes regulatory asset amortization of $3 million and $2 million for the three months ended September 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
(in millions)	Qualified Pension Plans(a)	Non-Qualified Pension Plans	Other Post-Retirements Benefit Plans(b)	Qualified Pension Plans(a)	Non-Qualified Pension Plans	Other Post-Retirements Benefit Plans(b)
Service cost	$84	$1	$10	$72	$1	$5
Interest cost on projected benefit obligation	214	8	36	174	6	26
Expected return on plan assets	(330)	―	(12)	(288)	―	(11)
Amortization of prior service cost (credit)	6	1	(6)	4	1	(6)
Amortization of net transition liability	―	―	7	―	―	7
Amortization of loss (gain)	96	2	5	58	1	(2)
Special termination charge	―	―	9	―	―	―
Other	4	―	―	13	―	―
Net periodic costs	$74	$12	$49	$33	$9	$19

(a)

Excludes regulatory asset amortization of $10 million and $11 million for the nine months ended September 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Excludes regulatory asset amortization of $7 million and $6 million for the nine months ended September 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

Duke Energy Carolinas
	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
(in millions)	Qualified Pension Plans	Other Post-Retirement Benefit Plans	Qualified Pension Plans		Other Post-Retirement Benefit Plans
Service cost	$9	$1	$9	$	―
Interest cost on projected benefit obligation	23	4	21		4
Expected return on plan assets	(36)	(3)	(37)		(2)
Amortization of prior service (credit) cost	―	(2)	1		(1)
Amortization of net transition liability	―	2	―		2
Amortization of loss	11	1	9		1
Special termination charge	―	1	―		―
Other	―	―	1		―
Net periodic costs(a)	$7	$4	$4		$4

(a)	Components of net periodic costs for Duke Energy Carolinas' non-qualified pension plans were an insignificant amount for the three months ended September 30, 2012 and 2011.

	Nine Months Ended				Nine Months Ended
	September 30, 2012				September 30, 2011
(in millions)	Qualified Pension Plans		Non-Qualified Pension Plans	Other Post-Retirement Benefit Plans	Qualified Pension Plans		Non-Qualified Pension Plans	Other Post-Retirement Benefit Plans
Service cost	$26	$	―	$2	$28	$	―	$1
Interest cost on projected benefit obligation	68		1	12	64		1	12
Expected return on plan assets	(109)		―	(8)	(112)		―	(7)
Amortization of prior service cost (credit)	1		―	(4)	1		―	(4)
Amortization of net transition liability	―		―	5	―		―	7
Amortization of loss	34		―	2	27		―	2
Special termination charge	―		―	1	―		―	―
Other	1		―	―	5		―	―
Net periodic costs	$21		$1	$10	$13		$1	$11

Duke Energy Ohio
	Three Months Ended				Three Months Ended
	September 30, 2012				September 30, 2011
(in millions)		Qualified Pension Plans(a)		Other Post-Retirement Benefit Plans(b)	Qualified Pension Plans(a)		Other Post-Retirement Benefit Plans(b)
Service cost		$2		$1	$2		$1
Interest cost on projected benefit obligation		7		1	8		1
Expected return on plan assets		(11)		(1)	(11)		―
Amortization of prior service credit		―		―	―		(1)
Amortization of loss (gain)		2		(1)	2		(1)
Other		―		―	1		―
Net periodic costs(c)	$	―	$	―	$2	$	―

(a)

Excludes regulatory asset amortization of $2 million for each of the three months ended September 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Excludes regulatory asset amortization of an insignificant amount and $1 million for each of the three months ended September 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(c)

Components of net periodic costs for Duke Energy Ohio's other post-retirement benefit plans and non-qualified pension plans were an insignificant amount for each of the three months ended September 30, 2012 and 2011.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Nine Months Ended			Nine Months Ended
	September 30, 2012			September 30, 2011
(in millions)	Qualified Pension Plans(a)		Other Post-Retirement Benefit Plans(b)	Qualified Pension Plans(a)		Other Post-Retirement Benefit Plans(b)
Service cost	$5		$1	$5		$1
Interest cost on projected benefit obligation	23		2	24		2
Expected return on plan assets	(33)		(1)	(33)		―
Amortization of prior service credit	―		―	―		(1)
Amortization of loss (gain)	7		(2)	6		(2)
Other	―		―	2		―
Net periodic costs(c)	$2	$	―	$4	$	―

(a)

Excludes regulatory asset amortization of $5 million for each of the nine months ended September 30, 2012 and 2011, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(b)

Excludes regulatory asset amortization of $1 million and $2 million for the nine months ended September 30, 2012 and 2011, respectively, resulting from purchase accounting adjustments associated with Duke Energy’s merger with Cinergy in April 2006.

(c)	Components of net periodic costs for Duke Energy Ohio's non-qualified pension plans were an insignificant amount for each of the nine months ended September 30, 2012 and 2011.

Duke Energy Indiana
	Three Months Ended		Three Months Ended
	September 30, 2012		September 30, 2011
(in millions)	Qualified Pension Plans	Other Post-Retirement Benefit Plans	Qualified Pension Plans	Other Post-Retirement Benefit Plans
Service cost	$2	$1	$3	$1
Interest cost on projected benefit obligation	8	1	8	1
Expected return on plan assets	(12)	―	(12)	―
Amortization of prior service cost	1	―	―	―
Amortization of loss	3	―	3	―
Other	―	―	1	―
Net periodic costs(a)	$2	$2	$3	$2

(a)	Components of net periodic costs for Duke Energy Indiana's non-qualified pension plans were an insignificant amount for each of the three months ended September 30, 2012 and 2011.

	Nine Months Ended		Nine Months Ended
	September 30, 2012		September 30, 2011
(in millions)	Qualified Pension Plans	Other Post-Retirement Benefit Plans	Qualified Pension Plans	Other Post-Retirement Benefit Plans
Service cost	$7	$1	$8	$1
Interest cost on projected benefit obligation	23	5	23	5
Expected return on plan assets	(35)	(1)	(34)	(1)
Amortization of prior service cost	2	1	1	―
Amortization of loss (gain)	10	(1)	10	1
Other	―	―	2	―
Net periodic costs(a)	$7	$5	$10	$6

(a)	Components of net periodic costs for Duke Energy Indiana's non-qualified pension plans were an insignificant amount for each of the nine months ended September 30, 2012 and 2011.

Employee Savings Plan

Duke Energy sponsors employee savings plans that cover substantially all U.S. employees. Duke Energy made pre-tax employer contributions of $30 million and $18 million for  the three months ended September 30, 2012 and 2011, respectively. Duke Energy made pre-tax employer contributions of $77 million and $68 million for the nine months ended September 30, 2012 and 2011, respectively.

The Subsidiary Registrants participate in Duke Energy sponsored employee savings plans. The following table shows the respective Subsidiary Registrants’ expense related to its proportionate share of pre-tax employer contributions.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Duke Energy Carolinas	$8	$8	$28	$28
Duke Energy Ohio	1	1	3	3
Duke Energy Indiana	2	1	5	6

15. Severance

2011 Severance Plan. In conjunction with the merger with Progress Energy, in November 2011 Duke Energy and Progress Energy offered a voluntary severance plan to certain eligible employees. As this was a voluntary severance plan, all severance benefits offered under this plan are considered special termination benefits under U.S. GAAP. Special termination benefits are measured upon employee acceptance and recorded immediately absent any significant retention period. If a significant retention period exists, the cost of the special termination benefits are recorded ratably over the retention period. Approximately 1,100 employees from Duke Energy and Progress Energy accepted the termination benefits during the voluntary window period, which closed on November 30, 2011. The estimated amount of severance payments associated with this voluntary plan and other severance benefits through 2014, excluding amounts incurred through September 30, 2012, are expected to range from $80 million to $110 million and most of the costs will be charged to Duke Energy Carolinas, Progress Energy Carolinas and Progress Energy Florida.

Additionally, in the third quarter of 2012, a voluntary severance plan was offered to certain Union employees of Duke Energy Ohio. The plan was offered to approximately 330 employees, and the expense associated with this plan is not expected to be material.

Amounts included in the table below represent direct and allocated severance expense recorded by the Duke Energy Registrants, and are recorded in Operation, maintenance, and other within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income. The Duke Energy Registrants recorded insignificant amounts for severance expense during the three and nine months ended September 30, 2011.

(in millions)	Three Months Ended September 30, 2012(a)	Nine Months Ended September 30, 2012(a)
Duke Energy(a)	$146	$146
Duke Energy Carolinas	$48	$48
Duke Energy Ohio	$15	$15
Duke Energy Indiana	$13	$13

(a)	Includes $16 million of COBRA and healthcare reimbursement expenses and $14 million of accelerated stock award expense.

Amounts included in the table below represent the severance liability for Duke Energy and Duke Energy Carolina’s past and on-going severance plans. Amounts for Duke Energy Carolinas do not include allocated expense or cash payments. Amounts for Duke Energy Ohio and Duke Energy Indiana are not material.

(in millions)	Balance at December 31, 2011	Provision / Adjustments(a)	Cash Reductions	Balance at September 30, 2012
Duke Energy	$32	$118	$(39)	$111
Duke Energy Carolinas	1	14	(5)	10

(a)	Balance for Duke Energy includes a $12 million severance liability acquired in the merger with Progress Energy.

                As part of Duke Energy Carolinas’ 2011 rate case, the NCUC approved the recovery of $101 million of previously recorded expenses related to a prior year Voluntary Opportunity Plan. This amount was recorded as a reduction to Operation, maintenance, and other within Operating Expenses on the Condensed Consolidated Statements of Operations and recognized as a Regulatory Asset on the Condensed Consolidated Balance Sheets in 2012.

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

The effective tax rates for each of the Duke Energy Registrants are as follows:

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Duke Energy	29.4%	30.7%	29.6%	30.8%
Duke Energy Carolinas	34.2%	37.0%	35.8%	36.1%
Duke Energy Ohio	45.2%	47.3%	38.9%	36.9%
Duke Energy Indiana	55.1%	37.2%	47.7%	30.8%

For nine months ended September 30, 2012, Duke Energy Ohio’s effective tax rate increased primarily due to a $10 million reduction of deferred tax liabilities as a result of an election related to the transfer of certain gas-fired generation assets to its wholly owned subsidiary DECAM in the second quarter of 2011. Duke Energy Indiana reflected an increase in its effective tax rate primarily due to an increase in pretax loss related to the Edwardsport IGCC project impairment charges. See Note 4 for further details on the impairment charges.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in millions)	2012	2011	2012	2011
Duke Energy	$178	$81	$325	$228
Duke Energy Carolinas	47	45	125	118
Duke Energy Ohio	26	27	79	86
Duke Energy Indiana	9	9	25	24

17. Related Party Transactions

The Subsidiary Registrants engage in related party transactions, which are generally performed at cost and in accordance with the applicable state and federal commission regulations. Refer to the Condensed Consolidated Balance Sheets of Duke Energy Carolinas, Duke Energy Ohio, and Duke Energy Indiana for balances due to or due from related parties. Amounts related to transactions with related parties included in the Condensed Consolidated Statements of Operations and Comprehensive Income are presented in the following table.

	Three Months Ended		Nine Months Ended
(in millions)	September 30,		September 30,
Duke Energy Carolinas	2012	2011	2012	2011
Corporate governance and shared service expenses(a)	$309	$265	$798	$769
Indemnification coverages(b)	$5	$5	$16	$15
Joint dispatch agreement (JDA) revenue(c)	$8	―	$8	―
Joint dispatch agreement (JDA) expense(d)	$37	―	$37	―
Duke Energy Ohio
Corporate governance and shared service expenses(a)	$103	$104	$279	$290
Indemnification coverages(b)	$4	$5	$11	$13
Duke Energy Indiana
Corporate governance and shared service expenses(a)	$118	$100	$317	$306
Indemnification coverages(b)	$2	$1	$6	$5

(a)

The Subsidiary Registrants are charged their proportionate share of corporate governance and other costs by an unconsolidated affiliate that is a consolidated affiliate of Duke Energy. Corporate governance and other shared services costs are primarily related to human resources, employee benefits, legal and accounting fees, as well as other third party costs. These amounts are recorded in Operation, maintenance and other within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(b)

The Subsidiary Registrants incur expenses related to certain indemnification coverages through Bison, Duke Energy’s wholly owned captive insurance subsidiary. These expenses are recorded in Operation, maintenance and other within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(c)

Effective with the consummation of the merger, Duke Energy Carolinas and Progress Energy Carolinas began to participate in a JDA which allowed the collective dispatch of power plants between the service territories to reduce customers' rates.  The revenues from the sale of power to Progress Energy Carolinas are recorded in Regulated electric within Operating Revenue on the Condensed Consolidated Statements of Operations and Comprehensive Income.

(d)

Effective with the consummation of the merger, Duke Energy Carolinas and Progress Energy Carolinas began to participate in a JDA which allowed the collective dispatch of power plants between the service territories to reduce customers' rates. The expenses from the purchase of power from Progress Energy Carolinas are recorded in Fuel used in electric generation and purchased power - regulated within Operating Expenses on the Condensed Consolidated Statements of Operations and Comprehensive Income.

PART I

DUKE ENERGY CORPORATION - DUKE ENERGY CAROLINAS, LLC - DUKE ENERGY OHIO, INC. -

DUKE ENERGY INDIANA, INC.

Combined Notes To Unaudited Condensed Consolidated Financial Statements - (Continued)

In addition to the amounts presented above, the Subsidiary Registrants record income associated with the rental of office space to consolidated affiliates of Duke Energy, as well as their proportionate share of certain charged expenses from affiliates of Duke Energy. The Duke Energy registrants participate in a money pool arrangement with Duke Energy and certain of its subsidiaries. See Note 6 for more information regarding money pool. As discussed in Note 11, certain trade receivables have been sold by Duke Energy Ohio and Duke Energy Indiana to CRC, an unconsolidated entity formed by a subsidiary of Duke Energy. The proceeds obtained from the sales of receivables are largely cash but do include a subordinated note from CRC for a portion of the purchase price. Rental income, interest income and interest expense on these transactions were not material for the three and nine months ended September 30, 2012 and 2011.

In January 2012, Duke Energy Ohio recorded a non-cash equity transfer of $28 million related to the sale of Vermilion to Duke Energy Indiana. Duke Energy Indiana recorded a non-cash equity after tax transfer of $26 million for the purchase of Vermillion from Duke Energy Ohio. See note 2 for further discussion.

DECAM is a non-regulated, direct subsidiary of Duke Energy Ohio. DECAM conducts business activities including the execution of commodity transactions and executing third party vendor and supply contracts as well as service contracts for certain of Duke Energy’s non-regulated entities. The commodity contracts that DECAM enters either do not qualify as hedges or are accounted for as undersigned contracts, thus the mark-to-market impacts of these contracts are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Comprehensive Income. In addition, equal and offsetting mark-to-market impacts of intercompany contracts with non regulated entities are reflected in Duke Energy Ohio’s Condensed Consolidated Statements of Comprehensive Income representing the pass through of the economics of the original contracts to non-regulated entities in accordance with contractual arrangements between Duke Energy Ohio and non-regulated entities. See Note 8 for additional information. Because it is not a rated entity, DECAM receives its credit support from Duke Energy or its non-regulated subsidiaries and not the regulated utility operations of Duke Energy Ohio. DECAM meets its funding needs through an intercompany loan agreement from a subsidiary of Duke Energy. The intercompany loan agreement was executed in February 2011. An additional intercompany loan agreement was executed in October 2011 so that DECAM can also loan money to the subsidiary of Duke Energy. DECAM had no intercompany loan receivable with the subsidiary of Duke Energy as of September 30, 2012. DECAM had a $90 million intercompany loan receivable with the subsidiary of Duke Energy as of December 31, 2011. This amount is recorded in Notes receivable from affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. DECAM had an outstanding intercompany loan payable with the subsidiary of Duke Energy of approximately $84 million as of September 30, 2012. This amount is recorded in Notes payable to affiliated companies on Duke Energy Ohio’s Condensed Consolidated Balance Sheets. DECAM had no intercompany loan receivable with the subsidiary of Duke Energy as of September 30, 2012. As discussed in Note 6, in August 2012, Duke Energy issued $1.2 billion of senior unsecured notes. Proceeds from the issuances were used in part to repay outstanding notes of $500 million to DECAM, and such funds were ultimately used to repay at maturity Duke Energy Ohio’s $500 million debentures due September 15, 2012. In conjunction with the generation asset transfer discussed in Note 4, Duke Energy Ohio’s capital structure is being restructured to reflect appropriate debt and equity ratios for its regulated Franchised Electric and Gas operations.

18. Guarantees and Indemnifications

Duke Energy and its subsidiaries have various financial and performance guarantees and indemnifications which are issued in the normal course of business. As discussed below, these contracts include performance guarantees, stand-by letters of credit, debt guarantees, surety bonds and indemnifications. Duke Energy and its subsidiaries enter into these arrangements to facilitate commercial transactions with third parties by enhancing the value of the transaction to the third party.

On January 2, 2007, Duke Energy completed the spin-off of its natural gas businesses to shareholders. Guarantees that were issued by Duke Energy or its affiliates, or were assigned to Duke Energy prior to the spin-off remained with Duke Energy subsequent to the spin-off. Guarantees issued by Spectra Energy Capital, LLC (Spectra Capital) or its affiliates prior to the spin-off remained with Spectra Capital subsequent to the spin-off, except for certain guarantees that are in the process of being assigned to Duke Energy. During this assignment period, Duke Energy has indemnified Spectra Capital against any losses incurred under these guarantee obligations. The maximum potential amount of future payments associated with the guarantees issued by Spectra Capital at September 30, 2012 is $206 million.

Duke Energy has issued performance guarantees to customers and other third parties that guarantee the payment and performance of other parties, including certain non-wholly-owned entities, as well as guarantees of debt of certain non-consolidated entities and less than wholly-owned consolidated entities. If such entities were to default on payments or performance, Duke Energy would be required under the guarantees to make payments on the obligations of the less than wholly-owned entity. The maximum potential amount of future payments Duke Energy could have been required to make under these guarantees as of September 30, 2012 was $283 million. Of this amount, $62 million relates to guarantees issued on behalf of less than wholly-owned consolidated entities, with the remainder related to guarantees issued on behalf of third parties and unconsolidated affiliates of Duke Energy.

Of the guarantees noted above, $350 million of the guarantees expire between 2012 and 2028, with the remaining performance guarantees having no contractual expiration.

Progress Energy has issued guarantees and indemnifications of and for certain asset performance, legal, tax and environmental matters to third parties, including indemnifications made in connection with sales of businesses. The estimated maximum exposure for these guarantees and indemnifications for which a maximum exposure is determinable was $219 million. Related to the sales of businesses, the latest specified notice period extends until 2013 for the majority of legal, tax and environmental matters provided for in the indemnification provisions. Indemnifications for the performance of assets extend to 2016. For certain matters for which Progress Energy receives timely notice, indemnity obligations may extend beyond the notice period. Certain indemnifications related to discontinued operations have no limitations as to time or maximum potential future payments.

In addition, Progress Energy has issued $300 million in guarantees for certain payments of two wholly-owned indirect subsidiaries, FPC Capital I Trust and Florida Progress Funding Corporation. See Note 11 for additional information.

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

At September 30, 2012 and December 31, 2011, the amounts recorded on the Consolidated Balance Sheets for the guarantees and indemnifications mentioned above is $47 million $19 million, respectively. This amount is primarily recorded in Other within Deferred Credits and Other Liabilities on the Consolidated Balance Sheets.

19. New Accounting Standards

The following new accounting standards were adopted by the Duke Energy Registrants subsequent to September 30, 2011 and the impact of such adoption, if applicable, has been presented in the respective Condensed Consolidated Financial Statements of the Duke Energy Registrants:

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

The following new Accounting Standards Update (ASU) has been issued, but have not yet been adopted by Duke Energy, as of September 30, 2012.

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

20. Subsequent Events

For information on subsequent events related to regulatory matters, commitments and contingencies and debt and credit facilities see Notes 4, 5, and 6 respectively.

PART I

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INTRODUCTION

Duke Energy

Duke Energy Corporation (collectively with its subsidiaries, Duke Energy) is an energy company headquartered in Charlotte, North Carolina. Duke Energy operates in the United States (U.S.) and Latin America primarily through its direct and indirect wholly owned subsidiaries. Duke Energy’s wholly owned subsidiaries included Duke Energy Carolinas, LLC (Duke Energy Carolinas), Duke Energy Ohio, Inc. (Duke Energy Ohio), and Duke Energy Indiana, Inc. (Duke Energy Indiana) prior to the merger with Progress Energy, Inc (Progress Energy). On July 2, 2012 Duke Energy merged with Progress Energy, with Duke Energy continuing as the surviving corporation, and Progress Energy becoming a wholly owned subsidiary of Duke Energy. Carolina Power & Light Company d/b/a Progress Energy Carolinas, Inc. (Progress Energy Carolinas) and Florida Power Corporation d/b/a Progress Energy Florida, Inc. (Progress Energy Florida), Progress Energy’s regulated utility subsidiaries, are now indirect wholly owned subsidiaries of Duke Energy. Duke Energy’s consolidated financial statements include Progress Energy, Progress Energy Carolinas and Progress Energy Florida activity from July 2, 2012 through September 30, 2012. See Note 2 to the Condensed Consolidated Financial Statements, Acquisitions and Sales of Other Assets, for additional information regarding the merger.

Progress Energy, Progress Energy Carolinas and Progress Energy Florida (collectively referred to as the Progress Energy Registrants) continue to maintain reporting requirements as SEC registrants. The information presented in the Progress Energy Registrants’ separately filed Form 10-Q represents the results of operations of the Progress Energy Registrants for the three and nine months ended September 30, 2012 and 2011 and the financial position as of September 30, 2012 and December 31, 2011, presented on a comparable basis. In accordance with SEC regulations, the Progress Energy Registrants did not reflect the impacts of acquisition accounting, whereby the adjustments of assets and liabilities to fair value and the resultant goodwill would be shown on the financial statements of the Progress Energy Registrants. These adjustments were recorded by Duke Energy.

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

When discussing Duke Energy’s condensed consolidated financial information, it necessarily includes the results of its six separate subsidiary registrants, Duke Energy Carolinas, Progress Energy, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana (collectively referred to as the Subsidiary Registrants), which, along with Duke Energy, are collectively referred to as the Duke Energy Registrants. The following combined Management’s Discussion and Analysis of Financial Condition and Results of Operations is separately filed by Duke Energy, Duke Energy Carolinas, Duke Energy Ohio and Duke Energy Indiana. However, none of the registrants makes any representation as to information related solely to Duke Energy or the Subsidiary Registrants of Duke Energy other than itself.

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

See Note 2 to the Condensed Consolidated Financial Statements, Acquisitions and Sales of Other Assets, for information related to the merger with Progress Energy, including accounting charges recognized.

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

PART I

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

Executive Overview

The following tables reconcile adjusted earnings to GAAP net income attributable to Duke Energy and adjusted diluted EPS to GAAP diluted EPS attributable to Duke Energy:

	Three Months Ended September 30,
	2012		2011
(in millions, except per-share amounts)	Amount	EPS	Amount	EPS
Total Adjusted Earnings	$1,025	$1.47	$666	$1.50
Costs to Achieve Progress Energy Merger, net of tax	(293)	(0.42)	(10)	(0.02)
Democratic National Convention Host Committee Support, net of tax	(6)	(0.01)	―	―
Economic Hedges (Mark-to-Market), net of tax	(19)	(0.03)	1	―
Edwardsport Impairment, net of tax	(117)	(0.17)	(135)	(0.30)
Emission Allowance Impairment, net of tax	―	―	(51)	(0.12)
Income from Discontinued Operations, net of tax	4	0.01	1	―
Net Income Attributable to Duke Energy	$594	$0.85	$472	$1.06

The variance as compared to the prior period was primarily due to:

•       The inclusion of Progress Energy results beginning in July 2012, and

•       Increased retail pricing and riders primarily resulting from the implementation of revised rates in North Carolina and South Carolina.

Partially offset by:

•       Lower non-regulated Midwest coal generation results,

•       Unfavorable weather, and

•       Incremental shares issued to complete the Progress Energy merger (impacts Adjusted EPS only).

	Nine Months Ended September 30,
	2012		2011
(in millions, except per-share amounts)	Amount	EPS	Amount	EPS
Total Adjusted Earnings	$1,987	$3.74	$1,628	$3.67
Costs to Achieve Progress Energy Merger, net of tax	(306)	(0.58)	(23)	(0.05)
Democratic National Convention Host Committee Support, net of tax	(6)	(0.01)	―	―
Economic Hedges (Mark-to-Market), net of tax	(22)	(0.04)	(2)	(0.01)
Edwardsport Impairment, net of tax	(385)	(0.72)	(135)	(0.30)
Emission Allowance Impairment, net of tax	―	―	(51)	(0.12)
Voluntary Opportunity Plan Deferral, net of tax	60	0.11	―	―
Income from Discontinued Operations, net of tax	5	0.01	1	―
Net Income Attributable to Duke Energy	$1,333	$2.51	$1,418	$3.19

The variance as compared to the prior period is primarily due to:

•       The inclusion of Progress Energy results beginning in July 2012,

•       Increased retail pricing and riders primarily resulting from the implementation of revised rates in North Carolina and South Carolina, and

•       Lower operation and maintenance and governance expenses.

Partially offset by:

•       Unfavorable weather,

•       Lower non-regulated Midwest coal generation results,

•       Higher depreciation and amortization expense, and

•       Incremental shares issued to complete the Progress Energy merger (impacts Adjusted EPS only).

PART I

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

Segment Income by Business Segment
	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2012	2011	2012	2011
USFE&G	$790	$337	$1,263	$975
Commercial Power	12	24	71	103
International Energy	103	115	350	370
Total reportable segment net income	905	476	1,684	1,448
Other	(315)	(5)	(356)	(31)
Discontinued Operations	4	1	5	1
Net Income Attributable to Duke Energy	$594	$472	$1,333	$1,418

USFE&G

USFE&G includes the regulated operations of Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana. Progress Energy Carolinas and Progress Energy Florida's results are included beginning in July 2012.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2012	2011	Variance	2012	2011	Variance
Operating revenues	$5,842	$2,926	$2,916	$11,207	$8,158	$3,049
Operating expenses	4,433	2,323	2,110	8,914	6,446	2,468
Gains on sales of other assets and other, net	6	1	5	13	2	11
Operating income	1,415	604	811	2,306	1,714	592
Other income and expenses, net	103	72	31	227	201	26
Interest expense	257	145	112	546	419	127
Income before income taxes	1,261	531	730	1,987	1,496	491
Income tax expense	470	194	276	723	521	202
Less: Income attributable to noncontrolling interest	1	―	1	1	―	1
Segment Income	$790	$337	$453	$1,263	$975	$288

Duke Energy Carolinas’ GWh sales(a)(b)	22,780	22,832	(52)	61,815	63,626	(1,811)
Progress Energy Carolinas’ GWh sales(a)(c)	16,754	―	16,754	16,754	―	16,754
Progress Energy Florida GWh sales(a)	11,466	―	11,466	11,466	―	11,466
Duke Energy Ohio GWh sales(a)	6,804	7,056	(252)	18,600	19,315	(715)
Duke Energy Indiana GWh sales(a)	8,923	9,071	(148)	25,684	25,501	183
Net proportional MW capacity in operation(d)				47,450	26,907	20,543

(a)	Gigawatt-hours (GWh).
(b)	Includes 318 GWh associated with mitigation sales, which are not included in the operating results in the table above, for the three and nine months ended September 30, 2012.
(c)	Includes 577 GWh associated with mitigation sales, which are not included in the operating results in the table above, for the three and nine months ended September 30, 2012.
(d)	Megawatt (MW).

Three Months Ended September 30, 2012 as Compared to September 30, 2011

Operating Revenues. The increase was driven primarily by:

•       A $2,741 million increase due to the inclusion of Progress Energy operating revenues beginning in July 2012;

•       A $117 million net increase in retail rates and rate riders primarily due to revised retail rates resulting from the 2011 North Carolina and South Carolina rate cases implemented in the first quarter of 2012, and revenues recognized for energy efficiency programs; and

PART I

•       An $88 million increase in fuel revenues (including emission allowances) driven primarily by higher fuel rates for electric retail customers in all regions and higher revenues in Ohio for purchases of power as a result of the new Ohio Electric Security Plan (ESP) which became effective January 1, 2012, and higher revenues for purchases of power in Indiana and the Carolinas, partially offset by decreased demand from electric retail customers mainly due to less favorable weather conditions.

Partially offsetting these increases was:

•       A $67 million decrease in electric sales (net of fuel) to retail customers due to overall less favorable weather conditions in 2012 compared to the same period in 2011. For the Carolinas, cooling degree days for the third quarter of 2012 were 1% below normal as compared to 17% above normal during the same period in 2011. For the Midwest, cooling degree days for the third quarter of 2012 were 20% above normal as compared to 29% above normal during the same period in 2011.

Operating Expenses. The increase was driven primarily by:

•       A $2,054 million increase due to the inclusion of Progress Energy operating expenses beginning in July 2012;

•       A $98 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to higher purchases of power in Ohio as a result of the new Ohio ESP, higher volumes of natural gas used in electric generation, higher coal prices, higher purchased power costs in Indiana and the Carolinas, partially offset by lower volume of coal used in electric generation resulting from less favorable weather conditions and lower coal-fired generation due to low natural gas prices, and lower prices for natural gas used in electric generation; and

•       A $25 million increase in depreciation and amortization primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets.

Partially offsetting these increases was:

•       A $42 million decrease due to impairment charges of $180 million in 2012, compared to $220 million in 2011, related to the Edwardsport integrated gasification combined cycle (IGCC) plant that is currently under construction. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information.

Other Income and expenses, net. The increase was driven primarily by the inclusion of Progress Energy other income and expense beginning in July 2012.

Interest expense. The increase was driven primarily by the inclusion of Progress Energy interest expense beginning in July 2012.

Income tax expense. The increase is primarily due to an increase in pretax income. The effective tax rate for the three months ended September 30, 2012 and 2011 was 37.2% and 36.6%, respectively.

Segment Income.  The increase resulted primarily from the inclusion of Progress Energy results beginning in July 2012 and higher net retail pricing and rate riders. These positive impacts were partially offset by higher income tax expense, higher interest expense, less favorable weather, and increased depreciation and amortization.

Nine Months Ended September 30, 2012 as Compared to September 30, 2011

Operating Revenues. The increase was driven primarily by:

•       A $2,741 million increase due to the inclusion of Progress Energy operating revenues beginning in July 2012;

•       A $305 million net increase in retail rates and rate riders primarily due to revised retail rates resulting from the 2011 North Carolina and South Carolina rate cases implemented in the first quarter of 2012, and revenues recognized for the energy efficiency programs; and

•       A $151 million increase in fuel revenues (including emission allowances) driven primarily by higher revenues in Ohio for purchases of power as a result of the new Ohio ESP, higher fuel rates for electric retail customers in all jurisdictions, and higher revenues for purchases of power in Indiana and the Carolinas, partially offset by decreased demand from electric retail customers in 2012 compared to the same period in 2011 mainly due to less favorable weather conditions, and lower demand and fuel rates in Ohio and Kentucky from natural gas retail customers . Fuel revenues represent sales to retail and wholesale customers.

Partially offsetting these increases was:

•       A $186 million decrease in electric and gas sales (net of fuel) to retail customers due to less favorable weather conditions in 2012 compared to the same period in 2011. For the Carolinas, weather statistics for cooling degree days in 2012 were less favorable compared to the same period in 2011, while cooling degree days in the Midwest were favorable in 2012 compared to the same period in 2011. For the Carolinas and Midwest, weather statistics for heating degree days in 2012 were unfavorable compared to the same period in 2011.

Operating Expenses. The increase was driven primarily by:

•       A $2,054 million increase due to the inclusion of Progress Energy operating expenses beginning in July 2012;

•       A $378 million increase due to impairment and other charges recorded in 2012 related to the Edwardsport IGCC plant that is currently under construction of $600 million, partially offset by a 2011 Edwardsport IGCC impairment charge of $222 million. See Note 4 to the Unaudited Condensed Consolidated Financial Statements, "Regulatory Matters," for additional information;

•       A $142 million increase in fuel expense (including purchased power and natural gas purchases for resale) primarily related to higher purchases of power in Ohio as a result of the new Ohio ESP, higher volumes of natural gas used in electric generation, higher coal prices, higher purchased power costs in Indiana and the Carolinas, partially offset by lower volume of coal used in electric generation resulting from less favorable weather conditions and lower coal-fired generation due to low natural gas prices, lower prices for natural gas used in electric generation, and lower gas volumes and prices to full-service retail gas customers; and

•       A $74 million increase in depreciation and amortization primarily due to increases in depreciation as a result of additional plant in service and amortization of regulatory assets.

Partially offsetting these increases was:

PART I

•       A $148 million decrease in operating and maintenance expense primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders, for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, and lower storm costs, partially offset by increased costs associated with energy efficiency programs.

Gains on sales of other assets and other, net. The increase was driven primarily by higher net gains on sales of emission allowances, and the inclusion of Progress Energy transactions beginning in July 2012.

Other Income and expenses, net. The increase was driven primarily by the inclusion of Progress Energy other income and expense beginning in July 2012.

Interest Expense. The increase was primarily driven by the inclusion of Progress Energy interest expense beginning in July 2012, and higher debt balances in 2012.

Income tax expense. The increase is primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 36.4% and 34.8%, respectively.

Segment Income.  The increase resulted primarily from the inclusion of Progress Energy results beginning in July 2012, higher net retail pricing and rate riders, and decrease in operating and maintenance expenses. These positive impacts were partially offset by the additional impairment and other charges related to the Edwardsport IGCC plant, less favorable weather, higher income tax expense, higher interest expense and increased depreciation and amortization.

Matters Impacting Future USFE&G Results

Results of USFE&G are impacted by the completion of its major generation fleet modernization projects. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station (Edwardsport IGCC). On April 30, 2012, Duke Energy Indiana entered into a settlement agreement with certain intervenors to cap the construction cost recoverable in retail rates which resulted in the recognition of a $420 million pre-tax charge to earnings in the first quarter of 2012. The settlement agreement is subject to approval by the IURC, a final order is expected by the end of 2012. An additional pre-tax impairment charge of $180 million was recorded in the third quarter of 2012 due to an increase in the estimated cost to complete the project. Duke Energy Indiana is unable to predict the ultimate outcome of the various regulatory proceedings related to the Edwardsport project. In the event the IURC disallows a portion of the remaining plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

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

Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2013. Progress Energy Carolinas filed a rate case in North Carolina in October 2012. Duke Energy Ohio filed electric and gas distribution rate cases in July 2012. These planned rates cases are needed to recover investments in Duke Energy’s ongoing infrastructure modernization projects and operating costs. USFE&G’s earnings could be adversely impacted if these rate cases are denied or delayed by any of the state regulatory commissions.

The ability to integrate Progress Energy businesses and realize cost savings and any other synergies expected from the merger with Progress Energy could be different from what USFE&G expects and may have a significant impact on USFE&G’s results of operations.

Commercial Power

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2012	2011	Variance	2012	2011	Variance
Operating revenues	$525	$687	$(162)	$1,607	$1,926	$(319)
Operating expenses	522	627	(105)	1,512	1,741	(229)
Gains on sales of other assets and other, net	10	2	8	11	15	(4)
Operating income	13	62	(49)	106	200	(94)
Other income and expenses, net	1	4	(3)	26	21	5
Interest expense	14	21	(7)	55	67	(12)
Income before income taxes	―	45	(45)	77	154	(77)
Income tax expense	(13)	20	(33)	5	43	(38)
Less: Income attributable to noncontrolling interests	1	1	―	1	8	(7)
Segment Income	$12	$24	$(12)	$71	$103	$(32)

Actual coal-fired plant production, GWh	5,054	5,013	41	12,421	13,420	(999)
Actual gas-fired plant production, GWh	4,387	3,255	1,132	13,483	8,476	5,007
Actual renewable plant production, GWh	615	545	70	2,399	2,286	113
Total plant production, GWh	10,056	8,813	1,243	28,303	24,182	4,121
Net proportional MW capacity in operation				7,760	8,300	(540)

Three Months Ended September 30, 2012 as Compared to September 30, 2011

PART I

Operating Revenues. The decrease was driven primarily by:

•       A $92 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP which dedicated Commercial Power’s coal-fired generation to Duke Energy Ohio’s retail customers, net of stability charge revenues, partially offset by the coal-fired generation assets participating in the PJM Interconnection, LLC (PJM) wholesale energy market in 2012;

•       A $31 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $29 million in 2012 compared to gains of $2 million in 2011;

•       A $24 million decrease in electric revenues from the gas-fired generation assets driven primarily by lower power prices, partially offset by increased volumes;

•       A $23 million decrease in PJM capacity revenues primarily from lower average cleared auction pricing in 2012 compared to 2011, net of an increase from the move of coal-fired generation assets from MISO to PJM in 2012; and

•       An $18 million decrease in electric revenues from Duke Energy Retail Sales, LLC (Duke Energy Retail) resulting from lower volumes and unfavorable pricing.

Partially offsetting these decreases were:

•       A $16 million increase from participation in competitive retail load auctions; and

•       A $5 million increase in electric revenues from higher production in the renewables portfolio.

Operating Expenses. The decrease was driven primarily by:

•       A $79 million decrease from the 2011 impairment of excess emission allowances as a result of the Environmental Protection Agency’s (EPA) issuance of the Cross-State Air Pollution Rule (CSAPR);

•       A $29 million decrease in fuel expenses from the gas-fired generation assets driven by lower natural gas costs; and

•       An $18 million decrease in operating and maintenance expenses resulting primarily from lower 2012 transmission costs, lower expenses at the generating stations, and 2011 regulatory asset amortization expenses.

Partially offsetting these decreases was:

•       A $14 million increase in purchase power to serve competitive retail auctions.

Gains on Sales of Other Assets and Other, net. The increase in 2012 as compared to 2011 is attributable to 2012 gains on the sale of a 50% interest in certain renewable portfolio assets.

Interest Expenses. The decrease in 2012 as compared to 2011 is primarily due to higher capitalized interest on wind construction projects.

Income Tax Expense. The decrease is primarily due to a decrease in pretax income. The effective tax rate for the three months ended September 30, 2012 was significantly impacted by the decrease in pre-tax income and tax credits on certain renewable energy projects. The effective tax rate for the three months ended September 30, 2011 was 44.7%.

Segment Income. The decrease is primarily attributable to lower revenues driven by the expiration of the 2009-2011 ESP and the impact of competitive market dispatch for the Duke Energy Ohio coal-fired assets, unfavorable earnings from the gas-fired generation assets, unfavorable net mark-to-market results on non-qualifying commodity hedge contracts, and lower Duke Energy Retail earnings. These negative impacts were partially offset by lower operating expenses and the recognition of investment tax credits for certain renewable assets.

Nine Months Ended September 30, 2012 as Compared to September 30, 2011

Operating Revenues. The decrease was driven primarily by:

•       A $223 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP which dedicated Commercial Power’s coal-fired generation to Duke Energy Ohio’s retail customers, net of stability charge revenues, partially offset by the coal-fired generation assets participating in the PJM wholesale energy market in 2012;

•       A $93 million decrease in electric revenues from Duke Energy Retail resulting from lower volumes and unfavorable pricing;

•       A $33 million decrease in net mark-to-market revenues on non-qualifying power and capacity hedge contracts, consisting of mark-to-market losses of $33 million in 2012 compared to no gains or losses in 2011;

•       A $23 million decrease in electric revenues from Duke Energy Generation Services, Inc. (DEGS), excluding renewables, due primarily to the termination of certain operations at the end of the first quarter of 2011 and a reduction of coal sales volumes as a result of lower natural gas prices; and

•       A $13 million decrease in electric revenues from the gas-fired generation assets driven primarily by lower power prices, partially offset by increased volumes.

Partially offsetting these decreases were:

•       A $51 million increase from participation in competitive retail load auctions;

•       A $10 million increase in electric revenues from higher production in the renewables portfolio; and

•       A $5 million increase primarily due to PJM capacity revenues associated with the move of the coal-fired generation assets from MISO to PJM in 2012, net of a decrease related to lower average cleared capacity auction pricing in 2012 compared to 2011 for the gas-fired generation assets.

Operating Expenses. The decrease was driven primarily by:

•       An $88 million decrease primarily from the 2011 impairment of excess emission allowances as a result of the EPA’s issuance of the CSAPR.

PART I

•       A $72 million decrease in operating and maintenance expenses resulting primarily from higher transmission costs, prior year station outages, and 2011 regulatory asset amortization expenses;

•       A $60 million decrease in fuel expenses from the gas-fired generation assets driven by lower natural gas costs, partially offset by higher volumes;

•       A $21 million decrease in DEGS, excluding renewables, fuel used due primarily to the termination of certain operations at the end of the first quarter of 2011 and from lower natural gas prices;

•       A $15 million decrease due to the receipt of funds in 2012 related to a previously written off receivable associated with the Lehman Brothers bankruptcy;

•       A $10 million decrease in purchased power to serve Duke Energy Retail customers; and

•       A $9 million decrease in fuel used for the coal-fired generation assets driven primarily by lower generation volumes.

Partially offsetting these decreases was:

•       A $44 million increase in purchase power to serve competitive retail load auctions.

Gains on Sales of Other Assets and Other, net. The decrease in 2012 as compared to 2011 is primarily attributable to 2011 gains on sales of certain assets resulting from a contract termination and a reduction in gains related to emission allowance sales, partially offset by 2012 gains on the sale of a 50% interest in certain renewable portfolio assets.

Other Income and Expenses, net. The increase in 2012 as compared to 2011 is primarily due to equity earnings from the renewables portfolio.

Interest Expenses. The decrease in 2012 as compared to 2011 is primarily due to higher capitalized interest on wind construction projects.

Income Tax Expense. The decrease is primarily due to a decrease in pretax income. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 6.3% and 28.2%, respectively. The decrease in the effective tax rate is primarily due to the decrease in pretax income and tax credits on certain renewable energy projects.

Segment Income.  The decrease is primarily attributable to lower revenues driven by the expiration of the 2009-2011 ESP and the impact of competitive market dispatch for the Duke Energy Ohio coal-fired assets, lower Duke Energy Retail earnings, and unfavorable net mark-to-market results on non-qualifying commodity hedge contracts. These negative impacts were partially offset by lower impairment charges, lower operating expenses, and higher PJM capacity revenues.

Matters Impacting Future Commercial Power Results

Changes or variability in assumptions used in calculating the fair value of the renewables reporting unit for goodwill testing purposes including but not limited to, legislative actions related to tax credit extensions and long-term growth rates, could significantly impact the estimated fair value of the renewables reporting unit. In the event of a significant decline in the estimated fair value of the renewables reporting unit, goodwill and other asset impairment charges could be recorded. The carrying value of goodwill, and intangible assets associated with proposed renewable projects within Commercial Power’s renewables reporting unit was approximately $120 million at September 30, 2012.

International Energy

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions, except where noted)	2012	2011	Variance	2012	2011	Variance
Operating revenues	$382	$360	$22	$1,181	$1,114	$67
Operating expenses	266	239	27	768	715	53
Operating income	116	121	(5)	413	399	14
Other income and expenses, net	46	52	(6)	136	166	(30)
Interest expense	23	4	19	60	31	29
Income before income taxes	139	169	(30)	489	534	(45)
Income tax expense	34	51	(17)	129	154	(25)
Less: Income attributable to noncontrolling interest	2	3	(1)	10	10	―
Segment Income	$103	$115	$(12)	$350	$370	$(20)

Sales, GWh	5,308	4,565	743	15,264	13,868	1,396
Proportional MW capacity in operation				4,465	4,190	275

Three Months Ended September 30, 2012 as Compared to September 30, 2011

Operating Revenues. The increase was driven primarily by:

•       A $25 million increase in Central America due to higher sales volumes as a result of Las Palmas II commercial operations and favorable weather;

•       A $12 million increase in Peru as a result of higher average energy prices.

Partially offsetting these increases was:

•       An $18 million decrease in Brazil due to exchange rates, offset by higher average prices and volumes.

Operating Expenses. The increase was driven primarily by:

PART I

•       A $28 million increase in Central America primarily due to higher fuel consumption as a result of increased generation and Las Palmas II commercial operations; and

•       An $11 million increase in Peru as a result of higher fuel consumption and gas royalty costs.

Partially offsetting this increase was:

•       A $12 million decrease in Brazil due to exchange rates.

Interest Expense. The increase was primarily due to lower capitalized interest in Central America and Brazil.

Income Tax Expense. The decrease is primarily due to a decrease in pretax income. The effective tax rate for the three months ended September 30, 2012 and 2011 was 24.9% and 30.4%, respectively.

Segment Income. The decrease was primarily due to unfavorable exchange rates in Brazil.

Nine Months Ended September 30, 2012 as Compared to September 30, 2011

Operating Revenues. The increase was driven primarily by:

•       A $31 million increase in Peru due to higher average energy prices;

•       A $22 million increase in Central America due to higher sales volumes as a result of Las Palmas II commercial operations partially offset by lower average prices;

•       An $11 million increase in Argentina as a result of higher sales volumes due to favorable hydrology; and

•       A $6 million increase in Brazil due to higher average prices and sales volumes, partially offset by unfavorable exchange rates.

Operating Expenses. The increase was driven primarily by:

•       A $57 million increase in Central America primarily due to higher fuel consumption, purchased power and Las Palmas II commercial operations; and

•       A $12 million increase in Peru as a result of higher fuel and variable costs, offset by lower purchased power.

Partially offsetting this increase was:

•       A $17 million decrease in Brazil due to favorable exchange rates, offset by higher variable costs.

Other Income and Expenses, net. The decrease was primarily driven by the absence of prior year Peru arbitration.

Interest Expense. The increase was primarily due to lower capitalized interest in Central America and Brazil.

Income Tax Expense. The decrease is primarily due to a decrease in pretax income. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 26.5% and 28.9%, respectively.

Segment Income. The decrease was primarily due to unfavorable exchange rates offset by higher average prices and volumes in Brazil and absence of Peru arbitration award.

Other

	Three Months Ended September 30,			Nine Months Ended September 30,
(in millions)	2012	2011	Variance	2012	2011	Variance
Operating revenues	$20	$14	$6	$51	$34	$17
Operating expenses	484	26	458	514	79	435
Losses on sales of other assets and other, net	(2)	(8)	6	(3)	(8)	5
Operating loss	(466)	(20)	(446)	(466)	(53)	(413)
Other income and expenses, net	15	(5)	20	14	43	(29)
Interest expense	107	43	64	196	118	78
Loss before income taxes	(558)	(68)	(490)	(648)	(128)	(520)
Income tax benefit	(243)	(57)	(186)	(292)	(85)	(207)
Less: Loss attributable to noncontrolling interest	―	(6)	6	―	(12)	12
Net Expense	$(315)	$(5)	$(310)	$(356)	$(31)	$(325)

Three Months Ended September 30, 2012 as Compared to September 30, 2011

Operating Revenues. The increase was driven primarily by higher premiums earned at Bison Insurance Company Limited (Bison) as a result of the addition of Progress Energy.

Operating Expenses. The increase was driven primarily by charges related to the Progress Energy merger (see Note 2), including severance costs, higher current year donations, and unfavorable loss experience at Bison. These negative impacts were partially offset by higher JV costs related to Duke Energy Trading and Marketing LLC, (DETM) in the prior year.

Other Income and Expenses, net.  The increase was driven primarily by higher returns on investments that support benefit obligations in 2012 compared to 2011.

Interest Expense. The increase was due primarily to higher debt balances as a result of debt issuances and inclusion of Progress Energy interest expense beginning in July 2012.

PART I

Income Tax Benefit. The increase is primarily due to an increase in pretax loss. The effective tax rate for the three months ended September 30, 2012 and 2011 was 43.5% and 84.5%, respectively.

Net Expense. The increase was due primarily to charges related to the Progress Energy merger, increased severance costs, and higher interest expense. These negative impacts were partially offset by higher income tax benefit due to increased net expense and higher returns on investments that support benefit obligations.

Nine Months Ended September 30, 2012 as Compared to September 30, 2011

Operating Revenues. The increase was driven primarily by mark-to-market activity at DETM and higher premiums earned at Bison as a result of the addition of Progress Energy.

Operating Expenses. The increase was driven primarily by charges related to the Progress Energy merger, including severance costs, and higher current year donations. These negative impacts were partially offset by higher JV costs related to DETM in the prior year, and favorable loss experience at Bison.

Other Income and Expenses, net.  The decrease was driven primarily by current year impairments and prior year gains on sales of investments, higher interest income recorded in 2011 following the resolution of certain income tax matters related to prior years, reversal of reserves related to certain guarantees Duke Energy had issued on behalf of Crescent in 2011. These negative impacts were partially offset by higher returns on investments that support benefit obligations in 2012 compared to 2011.

Interest Expense. The increase was due primarily to higher debt balances as a result of debt issuances and the inclusion of Progress Energy interest expense beginning in July 2012.

Income Tax Benefit. The increase is primarily due to an increase in pretax loss. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 45.1% and 67.0%, respectively.

Net Expense. The increase was due primarily to charges related to the Progress Energy merger, increased severance costs, and higher interest expense. These negative impacts were partially offset by higher income tax benefit due to increased net expense and higher returns on investments that support benefit obligations.

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

DUKE ENERGY CAROLINAS

INTRODUCTION

Management’s Discussion and Analysis should be read in conjunction with Duke Energy Carolinas’s Unaudited Condensed Consolidated Financial Statements.

Duke Energy Carolinas is a wholly owned subsidiary of Duke Energy. Duke Energy Carolinas is an electric utility company that generates, transmits, distributes and sells electricity in North Carolina and South Carolina.

BASIS OF PRESENTATION

The results of operations and variance discussion for Duke Energy Carolinas is presented in a reduced disclosure format in accordance with General Instruction H(2) of Form 10-Q.

	Nine Months Ended September 30,
(in millions)	2012	2011	Variance
Operating revenues	$5,056	$5,027	$29
Operating expenses	3,764	3,794	(30)
Gains on sales of other assets and other, net	9	2	7
Operating income	1,301	1,235	66
Other income and expenses, net	130	139	(9)
Interest expense	285	264	21
Income before income taxes	1,146	1,110	36
Income tax expense	411	401	10
Net Income	$735	$709	$26

The following table shows the percent changes in GWh sales and average number of customers for the current nine month period compared to the same period in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

Increase (decrease) over prior year	Nine Months Ended September 30, 2012
Residential sales(a)	(9.5)%
General service sales(a)	(0.8)%
Industrial sales(a)	0.7%
Wholesale power sales	(10.2)%
Total Duke Energy Carolinas sales(b)	(2.8)%
Average number of customers	0.6%

(a)	Major components of Duke Energy Carolinas’ retail sales.
(b)

Consists of all components of Duke Energy Carolinas’ sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

PART I

The increase in Duke Energy Carolinas’ net income for the nine months ended September 30, 2012 compared to September 30, 2011 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•       A $305 million increase in net retail pricing and rate riders primarily due to revised retail base rates implemented in North Carolina and South Carolina in the first quarter of 2012, and revenues recognized for energy efficiency programs;

•       A $37 million increase due to higher unbilled revenues in 2011, as compared to 2012; and

•       A $24 million increase in weather adjusted sales volumes to customers primarily due to an extra day of revenues due to 2012 being a leap year.

Partially offsetting these increases were:

•       A $168 million decrease in fuel revenues driven primarily by decreased demand from retail customers mainly due to overall unfavorable weather conditions, partially offset by higher fuel rates in both North Carolina and South Carolina. Fuel revenues represent sales to retail and wholesale customers; and

•       A $164 million (net of fuel) decrease in sales to retail customers due to overall unfavorable weather conditions. The number of heating degree days for 2012 was 25% below normal as compared to essentially flat to normal in 2011. Cooling degree days for 2012 were 3% above normal compared to 22% above normal in 2011.

Operating Expenses. The decrease was primarily due to:

•       A $159 million decrease in fuel expense (including purchased power) primarily related to lower volume of coal used in electric generation due to lower demand from retail customers based on overall unfavorable weather conditions and lower coal-fired generation due to low natural gas prices; and

•       A $7 million decrease in operating and maintenance expenses primarily due to the establishment of regulatory assets in the first quarter of 2012, pursuant to regulatory orders for future recovery of certain employee severance costs related to the 2010 voluntary severance plan and other costs, decreased storm costs and lower nuclear station outage costs, partially offset by Duke Energy Carolinas’ portion of the costs associated with the Progress Energy merger including donations, severance, and certain other costs, and required donations resulting from the most recent North Carolina and South Carolina rate cases.

Partially offsetting these decreases were:

•       A $85 million increase in depreciation and amortization primarily due to increases in depreciation as a result of additional plant in service and amortization of certain regulatory assets;

•       A $31 million increase in impairment charges related to the merger with Progress Energy. These charges relate to planned transmission project costs for which no recovery is expected, and certain costs associated with mitigation sales pursuant to merger settlement agreements with the Federal Energy Regulatory Commission (FERC); and

•       A $20 million increase in general taxes primarily due to higher revenue related taxes in 2012, a favorable prior year resolution of a property tax issue related to pollution control equipment exemptions and a sales and use tax refund in 2011 with no comparable refund in 2012.

Other Income and Expenses, net. The decrease is primarily due to a lower equity component of AFUDC and lower interest income in 2012 related to the current year resolution of certain prior year income  tax matters; partially offset by higher deferred returns.

Interest Expense. The increase is primarily due to lower debt return on deferred projects and lower debt component of AFUDC.

Income Tax Expense. The increase is primarily due to an increase in pretax income. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 35.8% and 36.1%, respectively.

Matters Impacting Future Duke Energy Carolinas Results

Duke Energy Carolinas plans to file rate cases in North Carolina and South Carolina during 2013. These planned rates cases are needed to recover investments in Duke Energy Carolinas’ ongoing infrastructure modernization projects and operating costs. Duke Energy Carolinas’ earnings could be adversely impacted if these rate cases are denied or delayed by either of the state regulatory commissions.

The ability to integrate with Progress Energy businesses and realize cost savings and any other synergies expected from the merger with Progress Energy could be different from what Duke Energy Carolinas expects and may have a significant impact on Duke Energy Carolinas’ results of operations.

DUKE ENERGY OHIO

INTRODUCTION

PART I

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

	Nine Months Ended September 30,
(in millions)	2012	2011	Variance
Operating revenues	$2,386	$2,411	$(25)
Operating expenses	2,113	2,105	8
Gains on sales of other assets and other, net	2	4	(2)
Operating income	275	310	(35)
Other income and expenses, net	13	17	(4)
Interest expense	70	78	(8)
Income before income taxes	218	249	(31)
Income tax expense	85	92	(7)
Net Income	$133	$157	$(24)

The following table shows the percent changes in GWh sales and average number of customers for the current nine month period compared to the same period in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

Increase (decrease) over prior year	Nine Months Ended September 30, 2012
Residential sales(a)	(4.7)%
General service sales(a)	(3.4)%
Industrial sales(a)	(0.7)%
Wholesale power sales	(53.0)%
Total Duke Energy Ohio sales(b)	(3.7)%
Average number of customers	0.5%

(a)	Major components of Duke Energy Ohio’s retail sales.
(b)

Consists of all components of Duke Energy Ohio’s sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The decrease in Duke Energy Ohio’s net income for the nine months ended September 30, 2012 compared to September 30, 2011 was primarily due to the following factors:

Operating Revenues. The decrease was primarily driven by:

•       A $223 million decrease in electric revenues from the coal-fired generation assets driven primarily by the expiration of the 2009-2011 ESP, net of stability charge revenues, partially offset by the coal-fired generation assets participating in the PJM wholesale energy market in 2012; and

•       A $14 million decrease in retail revenues related to unfavorable weather conditions in 2012 compared to 2011.

Partially offsetting these decreases were:

•       A $218 million increase in regulated fuel revenues driven primarily by higher purchased power revenues collected under the new Ohio ESP which became effective January 1, 2012, partially offset by reduced gas sales volumes and lower natural gas costs.

Operating Expenses. The increase was primarily driven by:

•       A $212 million increase in regulated fuel expense driven primarily by higher purchased power expense as a result of the new ESP, net of stability charge revenues, partially offset by reduced gas sales volumes and lower natural gas costs; and

•       A $12 million increase in employee severance costs associated with the close of Duke Energy’s merger with Progress Energy.

Partially offsetting these increases were:

•       An $88 million decrease in impairment charges primarily from the impairment taken in the third quarter 2011 to write down the carrying value of excess emission allowances held to fair value as a result of the EPA’s issuance of CSAPR;

•       A $60 million decrease in fuel expense for the gas-fired generation assets driven by lower natural gas costs, partially offset by higher volumes;

•       A $37 million decrease in operating and maintenance expenses resulting primarily from higher prior year station outages and regulatory asset amortization expense; and

•       A $32 million decrease in property and other taxes driven primarily by an Ohio property tax settlement recorded in 2012.

PART I

Interest Expense. The decrease was primarily due to post in-service carrying charges related to new projects.

Income Tax Expense. The decrease is primarily due to a decrease in pretax income. The effective tax rate for the nine months ended September 30, 2012 and 2011 was 38.9% and.36.9%, respectively. The increase in the effective tax rate is primarily due to a $10 million reduction of deferred tax liabilities as a result of an election related to the transfer of certain gas fired generation assets to its wholly owned subsidiary Duke Energy Commercial Asset Management, LLC (DECAM) in the second quarter of 2011.

Matters Impacting Future Duke Energy Ohio Results

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

	Nine Months Ended September 30,
(in millions)	2012	2011	Variance
Operating revenues	$2,091	$1,997	$94
Operating expenses	2,259	1,800	459
Operating income	(168)	197	(365)
Other income and expenses, net	66	70	(4)
Interest expense	105	104	1
(Loss) income before income taxes	(207)	163	(370)
Income tax (benefit) expense	(98)	50	(148)
Net income	$(109)	$113	$(222)

The following table shows the percent changes in GWh sales and average number of customers for the current nine month period compared to the same period in the prior year. Except as otherwise noted, the below percentages represent billed sales only and are not weather normalized.

Increase (decrease) over prior year	Nine Months Ended September 30, 2012
Residential sales(a)	(6.3)%
General service sales(a)	(0.5)%
Industrial sales(a)	2.5%
Wholesale power sales	5.0%
Total Duke Energy Indiana sales(b)	0.7%
Average number of customers	0.6%

(a)	Major components of Duke Energy Indiana’s retail sales.
(b)

Consists of all components of Duke Energy Indiana’s sales, including all billed and unbilled retail sales, and wholesale sales to incorporated municipalities and to public and private utilities and power marketers.

The decrease in Duke Energy Indiana’s net income for the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 was primarily due to the following factors:

Operating Revenues. The increase was primarily due to:

•       A $93 million net increase in fuel revenues (including emissions allowances) primarily due to increase in fuel rates as a result of higher fuel and purchased power costs; and

•       A $10 million increase in rate pricing due to the positive impact on overall average prices of lower sales volumes.

Partially offsetting these increases were:

•       An $8 million decrease in retail revenues related to less favorable weather conditions in 2012 compared to 2011.

Operating Expenses. The increase was primarily due to:

PART I

•       A $378 million increase due to impairment and other charges recorded in 2012 related to the Edwardsport IGCC plant that is currently under construction of $600 million, partially offset by a 2011 Edwardsport IGCC impairment charge of $222 million.  See Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters,” for additional information; and

•       A $105 million increase in fuel costs primarily due to higher purchases of power (reflective of favorable market prices); and increased generation cost at coal plants due to higher generation levels.

•       A $6 million increase in Bulk Power Marketing due to unfavorable price and unfavorable emissions costs over prior year, partially offset by favorable fuel and favorable volume variance compared to prior year.

Partially offsetting these increases were:

•       A $37 million decrease in operation and maintenance primarily due to higher storm costs in the prior year, and lower generation and outage maintenance costs.

Income Tax (Benefit) Expense. The decrease is primarily due to a decrease in pretax income.  The effective tax rates for the nine months ended September 30, 2012 and 2011 were 47.7% and 30.8%, respectively. The increase in the effective tax rate is primarily due to the decrease in pretax income in 2012 related to the Edwardsport impairment.

Matters Impacting Future Duke Energy Indiana Results

Duke Energy Indiana’s results are impacted by the completion of its major generation fleet modernization projects. See Note 4 to the Condensed Consolidated Financial Statements, “Regulatory Matters,” for a discussion of the significant increase in the estimated cost of the 618 MW IGCC plant at Duke Energy Indiana’s Edwardsport Generating Station (Edwardsport IGCC). On April 30, 2012, Duke Energy Indiana entered into a settlement agreement with certain intervenors to cap the construction cost recoverable in retail rates which resulted in the recognition of a $420 million pre-tax charge to earnings in the first quarter of 2012. The settlement agreement is subject to approval by the IURC, a final order is expected by the end of 2012. An additional pre-tax impairment charge of $180 million was recorded in the third quarter of 2012 due to an increase in the estimated cost to complete the project. Duke Energy Indiana is unable to predict the ultimate outcome of the various regulatory proceedings related to the Edwardsport project. In the event the IURC disallows a portion of the remaining plant costs, including financing costs, or if cost estimates for the plant increase, additional charges to expense, which could be material, could occur.

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

Cash Flow Information

The following table summarizes Duke Energy’s cash flows:

	Nine Months Ended September 30,
(in millions)	2012	2011
Cash flows provided by (used in):
Operating activities	$3,979	$3,027
Investing activities	(3,989)	(3,070)
Financing activities	(339)	405
Net (decrease) increase in cash and cash equivalents	(349)	362
Cash and cash equivalents at beginning of period	2,110	1,670
Cash and cash equivalents at end of period	$1,761	$2,032

Operating Cash Flows. The following table summarizes key components of Duke Energy’s operating cash flows.

	Nine Months Ended September 30,
(in millions)	2012	2011
Net income	$1,345	$1,424
Non-cash adjustments to net income	2,883	2,086
Contributions to qualified pension plans	(79)	―
Working capital	(170)	(483)
Net cash provided by operating activities	$3,979	$3,027

The increase in cash provided by operating activities in 2012 as compared to 2011 was driven primarily by:

•

An approximately $720 million increase in net income after non-cash adjustments (depreciation and amortizations, higher Edwardsport impairments, severance expense, and other Progress Energy merger related costs), resulting from the inclusion of Progress Energy's results beginning July 2, 2012 and the impact of the 2011 North Carolina and South Carolina rate cases, net of less favorable weather; and

•

An approximately $310 million increase in traditional working capital, mainly due to prior year refund of North Carolina overcollected fuel costs and current year overcollection of North Carolina and South Carolina fuel costs.

PART I

Investing Cash Flows. The following table summarizes key components of Duke Energy’s investing cash flows.

	Nine Months Ended September 30,
(in millions)	2012	2011
Capital, investment and acquisition expenditures	$(3,888)	$(3,076)
Available for sale securities, net	(212)	(96)
Proceeds from sales of equity investments and other assets, and sales of and collections on notes receivable	29	115
Other investing items	82	(13)
Net cash used in investing activities	$(3,989)	$(3,070)

The increase in cash used in investing activities in 2012 as compared to 2011 was driven primarily by:

•

An approximately $810 million increase in capital, investment and acquisition expenditures due to higher expenditures on renewable energy projects and the inclusion of Progress Energy capital expenditures beginning in July 2012 net of lower spending on Duke Energy's ongoing infrastructure modernization program as these projects near completion;

•	An approximately $120 million decrease in proceeds of available for sale securities, net of purchases; and

•	An approximately $90 million decrease primarily as a result of the prior year sale of Windstream Corp. stock received in conjunction with the sale of Q-Comm Corporation in December 2010.

Financing Cash Flows. The following table summarizes key components of Duke Energy’s financing cash flows.

	Nine Months Ended September 30,
(in millions)	2012	2011
Issuance of common stock related to employee benefit plans	$16	$13
Issuances of long-term debt, net	692	836
Notes payable and commercial paper	98	537
Dividends paid	(1,211)	(994)
Other financing items	66	13
Net cash (used in) provided by financing activities	$(339)	$405

The increase in cash used in financing activities in 2012 as compared to 2011 was driven primarily by:

•	An approximately $440 million decrease due to the paydown of commercial paper, net of an increase in PremierNotes outstanding;

•

An approximately $220 million increase in quarterly dividends primarily due to an increase in common shares outstanding, resulting from the merger with Progress Energy and an increase in dividends per share from $0.75 to $0.765; and

•	An approximately $140 million increase in payments for the redemption of long-term debt, net of proceeds from issuances, primarily due to the timing of redemptions and issuances between years.

Significant Notes Payable and Long-Term Debt Activities - 2012.

Duke Energy’s outstanding long-term debt, including current maturities as of September 30, 2012, includes approximately $17.2 billion related to Progress Energy. This amount includes $3.5 billion of fair value adjustments recorded in connection with purchase accounting for the Progress Energy merger, which are not part of future principal payments and will amortize over the remaining life of the debt. See Note 2 for additional information related to the merger with Progress Energy.

In September 2012, Duke Energy Carolinas issued $650 million principal amount of first mortgage bonds, which carry a fixed interest rate of 4.00% and mature September 30, 2042.  Proceeds from the issuance will be used to repay at maturity the $420 million debentures due through November 2012, as well as for general corporate purposes, including the funding of capital expenditures.

In August 2012, Duke Energy Corporation issued $1.2 billion of senior unsecured notes, of which $700 million carry a fixed interest rate of 1.625% and mature August 15, 2017 and $500 million carry a fixed interest rate of 3.05% and mature August 15, 2022. Proceeds from the issuances were used to repay at maturity Duke Ohio’s $500 million debentures due September 15, 2012 as well as for general corporate purposes, including the repayment of commercial paper.

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

On April 4, 2011, Duke Energy filed a registration statement (Form S-3) with the Securities and Exchange Commission (SEC) to sell up to $1 billion (maximum of $500 million of notes outstanding at any particular time) of variable denomination floating rate demand notes, called PremierNotes. The notes are offered on a continuous basis and bear interest at a floating rate per annum determined by the Duke Energy PremierNotes Committee, or

PART I

its designee, on a weekly basis. The interest rate payable on notes held by an investor may vary based on the principal amount of the investment. The notes have no stated maturity date, but may be redeemed in whole or in part by Duke Energy at any time. The notes are non-transferable and may be redeemed in whole or in part at the investor’s option. Proceeds from the sale of the notes will be used for general corporate purposes. The balance as of September 30, 2012 and December 31, 2011, is $288 million and $79 million, respectively. The notes reflect a short-term debt obligation of Duke Energy and will be reflected as Notes Payable and Commercial Paper on Duke Energy’s Condensed Consolidated Balance Sheets.

Available Credit Facilities. In November 2011, Duke Energy entered into a $6 billion, five-year master credit facility, expiring in November 2016, with $4 billion available at closing and the remaining $2 billion available following successful completion of the merger with Progress Energy. In October 2012, the Duke Energy Registrants reached an agreement with banks representing $5.63 billion of commitments under the master credit facility to extend the expiration date by one year to November 2017. Through November 2016, the available credit under this facility remains $6 billion. The Duke Energy Registrants each have borrowing capacity under the master credit facility up to specified sublimits for each borrower. However, Duke Energy has the unilateral ability at any time to increase or decrease the borrowing sublimits of each borrower, subject to a maximum sublimit for each borrower. See the table below for the borrowing sublimits for each of the borrowers as of September 30, 2012. The amount available under the master credit facility is reduced by the use of the master credit facility to backstop the issuances of commercial paper, letters of credit and certain tax-exempt bonds. Borrowing sub limits for the Subsidiary Registrants are also reduced for amounts outstanding under the money pool arrangement.

	September 30, 2012
(in millions)	Duke Energy (Parent)	Duke Energy Carolinas	Progress Energy Carolinas	Progress Energy Florida	Duke Energy Ohio	Duke Energy Indiana	Total Duke Energy
Facility Size	$1,750	$1,250	$750	$750	$750	$750	$6,000
Notes Payable and Commercial Paper	(57)	(300)	(134)	(121)	―	(150)	(762)
Outstanding Letters of Credit	(51)	(7)	(2)	(1)	―	―	(61)
Tax-Exempt Bonds	―	(95)	―		(84)	(81)	(260)
Available Capacity	$1,642	$848	$614	$628	$666	$519	$4,917

First Mortgage Bond Restrictions. The Subsidiary Registrants’ first mortgage bonds are secured under their respective mortgage indentures. Each mortgage constitutes a first lien on substantially all of the fixed properties of the respective company, subject to certain permitted encumbrances and exceptions. The lien of each mortgage also covers subsequently acquired property. Each mortgage allows the issuance of additional first mortgage bonds based on property additions, retirements of first mortgage bonds and the deposit of cash if certain conditions are satisfied. Each Subsidiary Registrant is required to pass a “net earnings” test in order to issue new first mortgage bonds, other than on the basis of retired bonds under certain circumstances. The test requires that the issuer’s adjusted net earnings, which is calculated based on results for 12 consecutive months within the prior 15 to 18 months, be at least twice the annual interest requirement for bonds currently outstanding and to be outstanding. Duke Energy Indiana’s ratio of net earnings to the annual interest requirement for bonds outstanding was below 2.0 times during the twelve month periods ending in the quarter ended September 30, 2012. As discussed in Note 4, Regulatory Matters, Duke Energy Indiana’s net earnings were impacted by charges recorded related to the Edwardsport IGCC project. Until this ratio is above 2.0 times, Duke Energy Indiana’s capacity to issue first mortgage bonds is limited to a portion of its retired first mortgage bonds. Progress Energy Florida’s ratio of net earnings to the annual interest requirement for bonds outstanding was slightly above 2.0 times during certain twelve month periods ending in the quarter ended September 30, 2012, and thus Progress Energy Florida can currently issue first mortgage bonds. However, as discussed in Note 4, Regulatory Matters, Progress Energy Florida’s net earnings have been impacted by charges recorded for amounts to be refunded to customers under the terms of a February 2012 settlement agreement approved by the Florida Public Service Commission, which may impact future net earnings tests. In the event Duke Energy Indiana’s or Progress Energy Florida’s long-term debt requirements exceed its first mortgage bond capacity, Duke Energy Indiana or Progress Energy Florida can access alternative sources of capital, including, but not limited, to issuing unsecured debt, borrowing under the money pool, entering into bilateral direct loan arrangements, and, if necessary, utilizing available capacity under the master credit facility. All other DEC registrants have earnings in excess of the net earnings test requirement for issuing first mortgage bonds.

Restrictive Debt Covenants. The Duke Energy Registrants’ debt and credit agreements contain various financial and other covenants. The master credit facility contains a covenant requiring the debt-to-total capitalization ratio to not exceed 65% for each borrower. Failure to meet those covenants beyond applicable grace periods could result in accelerated due dates and/or termination of the agreements. As of September 30, 2012, each of the Duke Energy Registrants was in compliance with all covenants related to its significant debt agreements. In addition, some credit agreements may allow for acceleration of payments or termination of the agreements due to nonpayment, or the acceleration of other significant indebtedness of the borrower or some of its subsidiaries. None of the significant debt or credit agreements contain material adverse change clauses.

Credit Ratings. On July 25, 2012, Standard and Poor’s affirmed Duke Energy and Progress Energy's short-term credit ratings of A-2. Standard and Poor’s also affirmed its ratings on Duke Energy Carolinas, Progress Energy Carolinas, Progress Energy Florida, Duke Energy Ohio and Duke Energy Indiana’s first-mortgage bonds at A. However, Standard and Poor’s lowered its corporate credit rating for Duke Energy, Duke Energy Carolinas, Duke Energy Indiana, Duke Energy Ohio and Duke Energy Kentucky to BBB+ from A- with a negative outlook, citing lack of transparency and heightened regulatory risk around the CEO transition. Standard and Poor’s affirmed Progress Energy’s corporate credit rating and its subsidiaries ratings at BBB+ as well as its A-2 short-term rating. Standard and Poor’s negative outlook for Duke Energy and all of its subsidiaries’ is based on concerns over increased regulatory risk in North Carolina and Florida and concerns over Duke Energy’s ability to successfully integrate Progress Energy.

On July 3, 2012, Moody’s affirmed their ratings for the newly merged Duke Energy and its subsidiaries with a stable outlook. On July 6, 2012, Fitch Ratings initiated coverage on Duke Energy and its subsidiaries.  These ratings are investment grade and are on stable outlook.  On June 22, Fitch Ratings affirmed their ratings for Progress Energy and its subsidiaries prior to the merger consummation.

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

PART I

payments. All of these events would likely reduce the Duke Energy Registrants’, including Progress Energy and its subsidiaries, liquidity and profitability and could have a material adverse effect on the Duke Energy Registrants’, including Progress Energy and its subsidiaries, financial position, results of operations or cash flows.

Undistributed Foreign Earnings. Undistributed earnings associated with Duke Energy’s foreign operations are considered indefinitely reinvested, thus no U.S. tax is recorded on such earnings. This assertion is based on management’s determination that the cash held in Duke Energy’s foreign jurisdictions is not needed to fund its U.S. operations and that Duke Energy either has invested or has intentions to reinvest such earnings. Duke Energy periodically evaluates the impact of repatriation of cash generated and held in foreign countries. While Duke Energy’s current intent is to indefinitely reinvest foreign earnings, circumstances could arise that may alter that view, including a future change in tax law governing U.S. taxation of foreign earnings or changes in Duke Energy’s U.S. cash flow requirements. If Duke Energy were to decide to repatriate foreign generated and held cash previously designated as undistributed earnings, recognition of material U.S. federal income tax liabilities would be required to be recognized in the period such determination is made. The cumulative undistributed earnings as of September 30, 2012, on which Duke Energy has not provided deferred U.S. income taxes and foreign withholding taxes is $2.1 billion. The amount of unrecognized deferred tax liability related to these undistributed earnings is estimated to be between $175 million and $250 million.

OTHER ISSUES

Global Climate Change. For information on global climate change and the potential impacts on Duke Energy, see “Other Issues” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

Nuclear Matters. Following the events at the Fukushima Daiichi nuclear power station in Japan, Duke Energy conducted thorough inspections at each of its four nuclear sites during 2011. Progress Energy also conducted inspections in 2011 at each of its three sites. The initial inspections have not identified any significant vulnerabilities, however, Duke Energy is reviewing designs to evaluate safety margins to external events. Emergency-response capabilities, written procedures and engineering specifications were reviewed to verify each site’s ability to respond in the unlikely event of station blackout. In 2012, Duke Energy is working within the nuclear industry to improve the safety standards and margin using the three layers of safety approach used in the U.S.: protection, mitigation and emergency response. Emergency equipment is currently being added at each station to perform key safety functions in the event that backup power sources are lost permanently. These improvements are in addition to the numerous layers of safety measures and systems previously in place.

In March 2011, the NRC formed a task force to conduct a comprehensive review of processes and regulations to determine whether the agency should make additional improvements to the nuclear regulatory system. On July 13, 2011, the task force proposed a set of improvements designed to ensure protection, enhance accident mitigation, strengthen emergency preparedness and improve efficiency of NRC programs. The recommendations were further prioritized into three tiers based on the safety enhancement level. On March 12, 2012, the NRC issued three regulatory orders requiring safety enhancements related to mitigation strategies to respond to extreme natural events resulting in the loss of power at a plant, ensuring reliable hardened containment vents and enhancing spent fuel pool instrumentation. On August 30, 2012, the NRC issued implementation guidance to enable power plants to achieve compliance with the orders issued in March 2012. Plants are then required to submit implementation plans to the NRC by February 28, 2013, and complete implementation of the safety enhancements within two refueling outages or by December 31, 2016, whichever comes first. Each plant is also required to reassess their seismic and flooding hazards using present-day methods and information, conduct inspections to ensure protection against hazards in the current design basis, and re-evaluate emergency communications systems and staffing levels. In May 2012, the NRC issued guidance on re-evaluating emergency communications systems and staffing levels and performing seismic and flooding walkdowns. The NRC is expected to issue guidance on performing seismic and flooding re-evaluations in November 2012. On July 13, 2012 the NRC outlined plans for implementing Tier 2 and Tier 3 recommendations.

Duke Energy is committed to compliance with all safety enhancements ordered by the NRC in connection with the March 12, 2012 regulatory orders noted above, the cost of which could be material. Until such time as the NRC mandated reassessment of flooding and seismic hazards is complete the exact scope and cost of compliance modifications to our four sites will not be known. With the NRC’s continuing review of the remaining recommendations, Duke Energy cannot predict to what extent the NRC will impose additional licensing and safety-related requirements, or the costs of complying with such requirements. The tight timeframe required to complete the necessary safety enhancements by no later than 2016 could lead to even higher costs. Upon receipt of additional guidance from the NRC and a collaborative industry review, Duke Energy will be able to determine an implementation plan and associated costs. See Item 1A, “Risk Factors”, in the 2011 Form 10-K for further discussion of applicable risk factors.

OFF-BALANCE SHEET ARRANGEMENTS

The following discussion of off balance sheet arrangements and contractual obligations is on a consolidated Duke Energy basis. During the nine months ended September 30, 2012, there were no material changes to Duke Energy’s off-balance sheet arrangements. For information on Duke Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011. For information on Progress Energy’s off-balance sheet arrangements, see “Off-Balance Sheet Arrangements” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Progress Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

CONTRACTUAL OBLIGATIONS

Duke Energy enters into contracts that require cash payment at specified periods, based on specified minimum quantities and prices. During the nine months ended September 30, 2012, there were no material changes in Duke Energy’s contractual obligations. For an in-depth discussion of Duke Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Duke Energy’s Annual Report on Form 10-K for the year ended December 31, 2011. For an in-depth discussion of Progress Energy’s contractual obligations, see “Contractual Obligations” and “Quantitative and Qualitative Disclosures about Market Risk” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Progress Energy’s Annual Report on Form 10-K for the year ended December 31, 2011.

NEW ACCOUNTING STANDARDS

The following new Accounting Standards Update (ASU) has been issued, but has not yet been adopted by Duke Energy, as of September 30, 2012.

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

PART I

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

SUBSEQUENT EVENTS

For information on subsequent events related to regulatory matters, commitments and contingencies and debt and credit facilities, see Notes 4, 5 and 6, respectively, to the Unaudited Condensed Consolidated Financial Statements.

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

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated their effectiveness of their disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2012, and, based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective in providing reasonable assurance of compliance.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Duke Energy Registrants have evaluated changes in internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2012 and have concluded no change has materially affected, or is reasonably likely to materially affect, internal control over financial reporting.

On July 2, 2012, the previously announced merger between Duke Energy and Progress Energy closed. Duke Energy is currently in the process of integrating Progress Energy’s operations and will be conducting control reviews pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. See Note 2 of the “Notes to the Condensed Consolidated Financial Statements” in “Item 1 Financial Statements” for additional information relating to the merger.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

For information regarding legal proceedings that became reportable events or in which there were material developments in the third quarter of 2012, see Note 4 to the Unaudited Condensed Consolidated Financial Statements, “Regulatory Matters” and Note 5 to the Unaudited Condensed Consolidated Financial Statements, “Commitments and Contingencies” under the heading “Litigation.”

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

The ability to fully utilize tax credits may be limited.

In accordance with the provisions of Internal Revenue Code Section 29/45K, tax credits have been generated based on the content and quantity of coal-based solid synthetic fuels produced and sold to unrelated parties. This tax credit program expired at the end of 2007. The timing of the utilization of the tax credits is dependent upon Duke Energy’s taxable income, which can be impacted by a number of factors. The timing of the utilization can also be impacted by certain substantial changes in ownership, including the merger between Duke Energy and Progress Energy on July 2, 2012. Additionally, in the normal course of business, tax returns are audited by the IRS. If tax credits were disallowed in whole or in part as a result of an IRS audit, there could be significant additional tax liabilities and associated interest for previously recognized tax credits, which could have a material adverse impact on earnings and cash flows. Although Duke Energy is unaware of any currently proposed legislation or new IRS regulations or interpretations impacting previously recorded synthetic fuels tax credits, the value of credits generated could be unfavorably impacted by such legislation or IRS regulations and interpretations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

ISSUER PURCHASES OF EQUITY SECURITIES FOR THE THIRD QUARTER of 2012

There were no issuer purchases of equity securities during the third quarter of 2012.

PART II

ITEM 6. EXHIBITS

(a)	Exhibits

Exhibits filed or furnished herewith are designated by an asterisk (*).

Exhibit Number		Duke Energy	Duke Energy Carolinas	Duke Energy Ohio	Duke Energy Indiana
*10.1	Amendment to Duke Energy Corporation Executive Savings Plan, dated January 1, 2008	X
*12	Computation of Ratio of Earnings to Fixed Charges	X
*31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
*31.3	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.4	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.		X
*31.5	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.6	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.			X
*31.7	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*31.8	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.				X
*32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
*32.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.		X
*32.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.			X
*32.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*32.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.				X
*101.INS	XBRL Instance Document	X	X	X	X
*101.SCH	XBRL Taxonomy Extension Schema Document	X	X	X	X
*101.CAL	XBRL Taxonomy Calculation Linkbase Document	X	X	X	X
*101.LAB	XBRL Taxonomy Label Linkbase Document	X	X	X	X
*101.PRE	XBRL Taxonomy Presentation Linkbase Document	X	X	X	X
*101.DEF	XBRL Taxonomy Definition Linkbase Document	X	X	X	X

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

DUKE ENERGY CORPORATION DUKE ENERGY CAROLINAS, LLC DUKE ENERGY OHIO, INC. DUKE ENERGY INDIANA, INC.

Date: November 8, 2012	/S/ LYNN J. GOOD
Lynn J. Good Executive Vice President and Chief Financial Officer

Date: November 8, 2012	/S/ STEVEN K. YOUNG
Steven K. Young Vice President, Chief Accounting Officer, and Controller